Form 10-Q
period 2009-06-30
VENTAS INC
filed 2009-08-05
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

111 S. Wacker Drive, Suite 4800

Chicago, Illinois

(Address of Principal Executive Offices)

60606

(Zip Code)

(877) 483-6827

(Registrant’s Telephone Number, Including Area Code)

Not Applicable

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 30, 2009:
Common Stock, $0.25 par value	156,539,439

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$552,712	$555,015
Buildings and improvements	5,603,042	5,593,024
Construction in progress	18,319	12,591

	6,174,073	6,160,630
Accumulated depreciation	(1,075,293)	(987,691)

Net real estate property	5,098,780	5,172,939
Loans receivable, net	125,106	123,289

Net real estate investments	5,223,886	5,296,228
Cash and cash equivalents	46,523	176,812
Escrow deposits and restricted cash	94,470	55,866
Deferred financing costs, net	29,569	22,032
Other	176,413	220,480

Total assets	$5,570,861	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,616,304	$3,136,998
Deferred revenue	5,305	7,057
Accrued interest	16,952	21,931
Accounts payable and other accrued liabilities	164,659	168,198
Deferred income taxes	255,175	257,499

Total liabilities	3,058,395	3,591,683
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 156,539 and 143,302 shares issued at June 30, 2009 and December 31, 2008, respectively	39,138	35,825
Capital in excess of par value	2,565,933	2,264,125
Accumulated other comprehensive loss	(1,411)	(21,089)
Retained earnings (deficit)	(109,012)	(117,806)
Treasury stock, 0 and 15 shares at June 30, 2009 and December 31, 2008, respectively	(5)	(457)

Total Ventas stockholders’ equity	2,494,643	2,160,598
Noncontrolling interest	17,823	19,137

Total equity	2,512,466	2,179,735

Total liabilities and equity	$5,570,861	$5,771,418

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Rental income	$125,148	$119,441	$248,082	$237,721
Resident fees and services	103,399	107,312	206,338	215,038
Income from loans and investments	3,333	1,480	6,614	1,947
Interest and other income	108	798	394	1,616

Total revenues	231,988	229,031	461,428	456,322
Expenses:
Interest	44,171	51,389	90,282	103,182
Depreciation and amortization	48,847	56,642	98,548	126,963
Property-level operating expenses	72,564	71,842	148,032	148,799
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,078 and $2,541 for the three months ended 2009 and 2008, respectively, and $6,137 and $4,490 for the six months ended 2009 and 2008, respectively)	10,355	9,610	20,953	17,867
Foreign currency loss (gain)	5	(27)	(1)	(106)
Loss on extinguishment of debt	5,975	195	6,080	116
Merger-related expenses and deal costs	3,502	1,234	5,556	1,880

Total expenses	185,419	190,885	369,450	398,701

Income before income taxes, discontinued operations and noncontrolling interest	46,569	38,146	91,978	57,621
Income tax benefit	395	3,712	942	13,750

Income from continuing operations	46,964	41,858	92,920	71,371
Discontinued operations	42,219	28,840	71,232	30,959

Net income	89,183	70,698	164,152	102,330
Net income attributable to noncontrolling interest, net of tax	802	545	1,543	1,023

Net income attributable to common stockholders	$88,381	$70,153	$162,609	$101,307

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.30	$0.30	$0.61	$0.51
Discontinued operations	0.27	0.21	0.48	0.23

Net income attributable to common stockholders	$0.57	$0.51	$1.09	$0.74

Diluted:
Income from continuing operations attributable to common stockholders	$0.30	$0.30	$0.61	$0.51
Discontinued operations	0.27	0.21	0.48	0.23

Net income attributable to common stockholders	$0.57	$0.51	$1.09	$0.74

Weighted average shares used in computing earnings per common share:
Basic	154,441	138,133	148,798	137,257
Diluted	154,510	138,737	148,859	137,705
Dividends declared per common share	$0.5125	$0.5125	$1.0250	$1.0250

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2009 and the Year Ended December 31, 2008

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2008	$33,416	$1,840,823	$17,416	$(51,560)	$(626)	$1,839,469	$31,454	$1,870,923
Comprehensive Income:
Net income	—	—	—	222,603	—	222,603	2,684	225,287
Foreign currency translation	—	—	(26,142)	—	—	(26,142)	—	(26,142)
Unrealized loss on interest rate swaps	—	—	(579)	—	—	(579)	—	(579)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	1,103	—	—	1,103	—	1,103
Unrealized loss on marketable debt securities	—	—	(12,887)	—	—	(12,887)	—	(12,887)

Comprehensive income	—	—	—	—	—	184,098	—	186,782
Acquisitions with noncontrolling interest	—	—	—	—	—	—	731	731
Distributions to noncontrolling interest	—	—	—	—	—	—	(15,732)	(15,732)
Dividends to common stockholders - $2.05 per share	—	—	—	(288,849)	—	(288,849)	—	(288,849)
Issuance of common stock	2,309	406,231	—	—	—	408,540	—	408,540
Issuance of common stock for stock plans	64	15,901	—	—	1,047	17,012	—	17,012
Grant of restricted stock, net of forfeitures	36	1,170	—	—	(878)	328	—	328

Balance at December 31, 2008	35,825	2,264,125	(21,089)	(117,806)	(457)	2,160,598	19,137	2,179,735
Comprehensive Income:
Net income	—	—	—	162,609	—	162,609	1,543	164,152
Foreign currency translation	—	—	6,949	—	—	6,949	—	6,949
Unrealized gain on marketable debt securities	—	—	12,407	—	—	12,407	—	12,407
Other	—	—	322	—	—	322	—	322

Comprehensive income	—	—	—	—	—	182,287	—	183,830
Purchase of noncontrolling interest	—	517	—	—	—	517	(1,225)	(708)
Contributions from noncontrolling interest	—	—	—	—	—	—	1,107	1,107
Distributions to noncontrolling interest	—	—	—	—	—	—	(4,952)	(4,952)
Income tax benefit attributable to noncontrolling interest	—	—	—	—	—	—	926	926
Other	—	—	—	—	—	—	1,287	1,287
Dividends to common stockholders - $1.025 per share	—	—	—	(153,815)	—	(153,815)	—	(153,815)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	8	5,537	—	—	167	5,712	—	5,712
Grant of restricted stock, net of forfeitures	39	(181)	—	—	285	143	—	143

Balance at June 30, 2009	$39,138	$2,565,933	$(1,411)	$(109,012)	$(5)	$2,494,643	$17,823	$2,512,466

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$164,152	$102,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	98,817	129,811
Amortization of deferred revenue and lease intangibles, net	(3,587)	(5,383)
Other amortization expenses	2,374	2,940
Stock-based compensation	6,137	4,490
Straight-lining of rental income	(5,990)	(7,429)
Loss (gain) on extinguishment of debt	6,080	(91)
Net gain on sale of real estate assets (including amounts in discontinued operations)	(66,891)	(25,869)
Income tax benefit	(942)	(13,750)
Other	(14)	714
Changes in operating assets and liabilities:
Decrease in other assets	1,426	6,094
Decrease in accrued interest	(4,979)	(570)
Decrease in accounts payable and other liabilities	(1,441)	(19,525)

Net cash provided by operating activities	195,142	173,762
Cash flows from investing activities:
Net investment in real estate property	(19,358)	(6,360)
Investment in loans receivable	(7,373)	(98,826)
Purchase of marketable debt securities	—	(44,780)
Proceeds from real estate disposals	95,373	58,379
Proceeds from loans receivable	7,701	288
Capital expenditures	(4,028)	(4,480)
Other	—	340

Net cash provided by (used in) investing activities	72,315	(95,439)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(289,928)	(83,416)
Proceeds from debt	301,115	6,354
Repayment of debt	(541,775)	(52,617)
Payment of deferred financing costs	(13,422)	(689)
Issuance of common stock, net	299,201	191,668
Cash distribution to common stockholders	(153,815)	(141,882)
Contributions from noncontrolling interest	306	—
Distributions to noncontrolling interest	(5,024)	(1,936)
Other	5,457	5,257

Net cash used in financing activities	(397,885)	(77,261)

Net (decrease) increase in cash and cash equivalents	(130,428)	1,062
Effect of foreign currency translation on cash and cash equivalents	139	(128)
Cash and cash equivalents at beginning of period	176,812	28,334

Cash and cash equivalents at end of period	$46,523	$29,268

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$8,307	$30,350
Other assets	(9,213)	1,024
Debt assumed	—	27,204
Deferred taxes	—	650
Other liabilities	(1,886)	2,971
Noncontrolling interest	980	549

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2009, this portfolio consisted of 501 assets: 243 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of June 30, 2009.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

NOTE 2 – ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and six-month periods ended June 30, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on May 6, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred (the “Kindred Master Leases”) but including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $72.5 million and $68.2 million at June 30, 2009 and December 31, 2008, respectively.

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

Resident fees and services are recognized as services are provided. Move-in fees, a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

We determined the valuation of our current investments in marketable securities, which are included in other assets on our Consolidated Balance Sheets, using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Additionally, we determined the valuation allowance for loan losses based on level three inputs. On January 1, 2009, we adopted Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP No. 157-2”), which delayed the adoption date of SFAS No. 157 for nonfinancial assets and liabilities. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted SFAS No. 141(R), “Business Combinations.” SFAS No. 141(R) requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The statement also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. SFAS No. 141(R) did not have a material impact on our Consolidated Financial Statements at the time of adoption. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in merger-related expenses and deal costs on our Consolidated Statements of Income for the three and six months ended June 30, 2009.

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

On January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”). APB 14-1 specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, all prior year amounts have been restated to reflect our adoption of APB 14-1. As a result of the adoption of APB 14-1, interest expense increased and net income decreased by $1.0 million and $0.9 million for the three months ended June 30, 2009 and 2008, respectively, and $1.9 million and $1.8 million for the six months ended June 30, 2009 and 2008, respectively, and total equity increased by $12.1 million at December 31, 2008.

In April 2009, the FASB issued FASB Staff Position No. 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. 115-2”). FSP No. 115-2 requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit losses associated with the security which management asserts that it does not have the intent to sell, and it is more likely than not that the entity will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. FSP No. 115-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP No. 115-2 during the second quarter of 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP No. 157-4”). Under FSP No. 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. FSP No. 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt FSP No. 157-4 effective January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB 28-1”). FSP No. 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements. FSP No. 107-1 and APB 28-1 are effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted FSP No. 107-1 and APB 28-1 during the second quarter of 2009.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which a company should recognize events or transactions occurring after the balance sheet date in its financial statements. SFAS No. 165 also requires disclosure of the date through which a company has evaluated subsequent events and transactions and the basis for that date. We adopted SFAS No. 165 during the second quarter of 2009. The adoption did not have any effect on our Consolidated Financial Statements. We have evaluated disclosure of subsequent events and transactions through the time of filing on August 5, 2009 for this Quarterly Report on Form 10-Q.

Fair Values of Financial Instruments

The following methods and assumptions were used in estimating fair value disclosures for financial instruments.

•

Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•

Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

•	Marketable debt securities: The fair value of marketable debt securities is estimated using quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•	Senior notes payable and other debt: The fair values of borrowings are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

NOTE 3 – CONCENTRATION OF CREDIT RISK

As of June 30, 2009, approximately 39.1%, 22.3% and 14.4% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.9% and 12.8%, respectively, of our portfolio, based on the gross book value of real estate investments, as of June 30, 2009. Our properties are located in 43 states, with properties in only two states accounting for 10% or more of total revenues during the six months ended June 30, 2009, and two Canadian provinces.

Triple-Net Leased Properties

Approximately 26.8% and 25.5% of our total revenues and 38.8% and 37.7% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the six months ended June 30, 2009 and 2008, respectively, were derived from our master lease agreements with Kindred (the “Kindred Master Leases”). The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have initial primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2015, its leases covering all 109 assets owned by us (one of which we subsequently sold in June 2009 (see “Note 4 – Dispositions”)) whose initial base term will expire on April 30, 2010.

The lease term for each of ten bundles will expire on April 30, 2013 unless Kindred provides us with a renewal notice with respect to such individual bundles on or before April 30, 2012. The ten bundles expiring in 2013 contain an aggregate of 89 assets currently representing approximately $117 million of annual base rent. Each of these bundles covers not less than six assets, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for any assets that are not renewed until expiration of the term on April 30, 2013, including without limitation, payment of all rental amounts. For any bundles not renewed, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. We own or have the rights to all licenses and certificates of need at the properties and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties not renewed to another operator. We cannot assure you if Kindred does not renew one or more bundles, that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all.

Approximately 13.0% and 12.9% of our total revenues and 19.2% and 19.1% of our total NOI (including amounts in discontinued operations) for the six months ended June 30, 2009 and 2008, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

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

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 44.2% and 45.8% of our total revenues and 16.6% and 20.7% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) (including amounts in discontinued operations) for the six months ended June 30, 2009 and 2008, respectively, were attributable to senior living operations managed by Sunrise.

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

2009 Dispositions

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of $55.7 million aggregate sales price and a $2.3 million lease termination fee. The proceeds from the purchase price are currently being held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a net gain on the sale of these assets of $38.9 million in the second quarter of 2009.

During the first quarter of 2009, we sold five seniors housing assets, one hospital and one MOB to the current tenants for an aggregate sale price (before expenses) of $95.5 million. We recognized a net gain from the sales of these assets of $27.8 million in the first quarter of 2009.

2008 Dispositions

In December 2008, we sold five seniors housing communities to the current tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in the fourth quarter of 2008, $8.3 million of which was deferred due to a $10.0 million loan we made to the buyer in conjunction with the sale and will be recognized over the next three years. We recognized $0.1 million and $0.2 million, respectively, of the gain during the three and six months ended June 30, 2009.

In April 2008, we sold seven properties for an aggregate sale price of $69.1 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million.

Set forth below is a summary of the results of operations for the three- and six-month periods ended June 30, 2009 and 2008 with respect to the properties sold during the six months ended June 30, 2009 and the year ended December 31, 2008:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Rental income	$1,436	$4,796	$3,360	$11,028
Interest and other income	2,300	1,613	2,423	1,659

	3,736	6,409	5,783	12,687
Expenses:
Interest	475	2,105	1,173	4,749
Depreciation and amortization	62	1,333	269	2,848

	537	3,438	1,442	7,597

Income before gain on sale of real estate assets	3,199	2,971	4,341	5,090
Gain on sale of real estate assets	39,020	25,869	66,891	25,869

Discontinued operations	$42,219	$28,840	$71,232	$30,959

NOTE 5 – INTANGIBLES

At June 30, 2009, net intangible assets consisted of above market resident leases ($1.6 million), in-place resident leases ($5.2 million) and other intangibles ($2.2 million). At December 31, 2008, net intangible assets consisted of above market resident leases ($1.6 million), in-place resident leases ($5.3 million) and other intangibles ($2.1 million). The weighted average amortization period of intangible assets at June 30, 2009 was approximately four years.

At June 30, 2009 and December 31, 2008, net intangible liabilities, comprised of below market resident leases, were $2.0 million and $2.3 million, respectively. The weighted average amortization period of intangible liabilities at June 30, 2009 was approximately four years.

NOTE 6 – SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Unsecured revolving credit facilities	$10,402	$300,207
8 3/4% Senior Notes due 2009	—	49,807
6 3/4% Senior Notes due 2010	1,375	122,980
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	191,821
6 5/8% Senior Notes due 2014	71,654	175,000
7 1/8% Senior Notes due 2015	142,669	170,000
6 1/2% Senior Notes due 2016	400,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,487,207	1,474,325

Total	2,650,740	3,139,140
Unamortized fair value adjustment	12,936	14,256
Unamortized commission fees and discounts	(47,372)	(16,398)

Senior notes payable and other debt	$2,616,304	$3,136,998

As of June 30, 2009, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2009	$18,808	$—	$12,681	$31,489
2010	170,494	—	28,109	198,603
2011	285,391	—	25,376	310,767
2012	388,937	10,402	21,787	421,126
2013	150,962	—	16,187	167,149
Thereafter	1,449,487	—	72,119	1,521,606

Total maturities	$2,464,079	$10,402	$176,259	$2,650,740

(1)	At June 30, 2009, we had $46.5 million of unrestricted cash and cash equivalents and $55.7 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for net cash available of $91.8 million.

The principal amounts due at maturity above reflect our intent to extend $86.6 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

As of June 30, 2009, our joint venture partners’ share of total debt was $159.9 million.

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

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee.

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

Debt Repayments, Purchases and Tender Offers

During the six months ended June 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.0 million and $6.1 million for the three and six months ended June 30, 2009, respectively, related to these transactions.

We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $33.4 million and $75.5 million in mortgage debt during the three and six months ended June 30, 2009, respectively.

We funded these repayments, purchases and tender offers with the net proceeds from the sale of the 2016 Notes, our concurrent offering of common stock and cash on hand. See “Note 10 — Capital Stock.”

Mortgages

In June 2009, we closed a pool of sixteen first-mortgage loans aggregating $114.2 million, secured by thirteen of our seniors housing communities leased to Brookdale and three of our seniors housing communities leased to another tenant. The loans mature in July 2019 and bear interest at a fixed rate of 6.76% per annum.

NOTE 7 – FAIR VALUES OF FINANCIAL INSTRUMENTS

As of June 30, 2009 and December 31, 2008, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$46,523	$46,523	$176,812	$176,812
Loans receivable	125,106	123,602	123,289	111,942
Marketable debt securities	64,525	64,525	51,550	51,550
Senior notes payable and other debt, gross	(2,650,740)	(2,535,955)	(3,139,140)	(2,949,268)

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

At June 30, 2009, we held marketable debt securities, classified as available-for-sale, with an amortized cost basis and fair value of $65.0 million and $64.5 million, respectively. At December 31, 2008, these securities had an amortized cost basis and fair value of $64.4 million and $51.6 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is not more likely than not that we will be required to sell these securities before recovery of their amortized cost bases, which may be maturity.

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

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We asserted claims of tortious interference with contract and tortious interference with prospective business advantage. Our complaint alleged that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleged, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price that was agreed to in the original purchase agreement and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We are seeking substantial monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss.

On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleged that Sunrise REIT failed to conduct a fair sale process when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, are now responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP sought compensatory and punitive damages. On November 13, 2008, HCP filed a motion requesting permission to amend its counterclaim to assert an additional count for an alleged negligent misrepresentation made by Sunrise REIT for which HCP contended that we, as the alleged successor of Sunrise REIT, are responsible. On December 8, 2008, the District Court granted HCP permission to amend its counterclaim, subject to our right to file a motion challenging all of HCP’s counterclaims on the pleadings. On December 23, 2008, we filed a motion challenging all of HCP’s counterclaims on the pleadings. On March 25, 2009, the District Court granted us judgment on the pleadings against all counterclaims brought by HCP against us and dismissed HCP’s counterclaims with prejudice. On April 8, 2009, HCP filed a motion requesting permission from the District Court to file an amended pleading seeking to restate the counterclaims that the District Court dismissed on March 25, 2009. On May 26, 2009, the District Court denied HCP’s motion for leave to file a second amended counterclaim, confirming the dismissal of HCP’s counterclaims. The HCP counterclaims will not be presented against us at the jury trial scheduled for this action.

On July 16, 2009, the District Court denied HCP’s summary judgment motion as to our claim for tortious interference with business expectation, permitting us to present that claim against HCP at trial. The District Court granted HCP’s motion for summary judgment as to our claim for tortious interference with contract and dismissed that claim. The District Court also granted in part and denied in part our summary judgment motion to dismiss certain of HCP’s affirmative defenses. The District Court ruled that we cannot seek to recover a portion of our alleged damages. We intend to seek punitive damages at the jury trial scheduled for this action.

A trial by jury to hear our tortious interference with business expectation claim against HCP is scheduled to commence in the Western District of Kentucky on August 18, 2009.

We intend to pursue our claim in the action vigorously, although we cannot assure you that we will prevail in the action, or, if we do prevail, of the amount of recovery that may be awarded to us. In addition, both parties may have the right to appeal the District Court’s rulings in this action through the applicable process. There can be no assurance as to whether either party will appeal any of the District Court’s rulings, the timing of any such appeal or the outcome of any such appeal.

Other Litigation

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation in connection with the operations of our seniors housing communities managed by Sunrise. It is the opinion of management that, except as set forth in this Note 8, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 9 – INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and, therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three- or six-month periods ended June 30, 2009, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as additional seniors housing communities are developed and occupied. Such increases could be significant.

The consolidated provision for income taxes for the three-month periods ended June 30, 2009 and 2008 was a deferred benefit of $0.4 million and $3.7 million, respectively, which was primarily due to the TRS entities. The deferred benefit for the three-month periods ended June 30, 2009 and 2008 was reduced by income tax expense of $0.5 million and $0.5 million, respectively, related to the noncontrolling interest share of net income. The consolidated provision for income taxes for the six-month periods ended June 30, 2009 and 2008 was a deferred benefit of $0.9 million and $13.8 million, respectively, which was also primarily due to the TRS entities. The deferred benefit for the six-month periods ended June 30, 2009 and 2008 was reduced by income tax expense of $0.9 million and $0.8 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2028.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $255.2 million and $257.5 million at June 30, 2009 and December 31, 2008, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.

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

NOTE 10 – CAPITAL STOCK

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

In April 2009, we completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $299.7 million in net proceeds from the sale, which we used, together with our net proceeds from the sale of the 2016 Notes, to fund our cash tender offers with respect to the outstanding senior notes of the Issuers, to repay debt and for general corporate purposes. See “Note 6 — Senior Notes Payable and Other Debt.”

NOTE 11 – EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$46,162	$41,313	$91,377	$70,348
Discontinued operations	42,219	28,840	71,232	30,959

Net income attributable to common stockholders	$88,381	$70,153	$162,609	$101,307

Denominator:
Denominator for basic earnings per share - weighted average shares	154,441	138,133	148,798	137,257
Effect of dilutive securities:
Stock options	63	309	55	287
Restricted stock awards	6	38	6	24
Convertible notes	—	257	—	137

Denominator for diluted earnings per share - adjusted weighted average shares	154,510	138,737	148,859	137,705

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.30	$0.30	$0.61	$0.51
Discontinued operations	0.27	0.21	0.48	0.23

Net income attributable to common stockholders	$0.57	$0.51	$1.09	$0.74

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.30	$0.30	$0.61	$0.51
Discontinued operations	0.27	0.21	0.48	0.23

Net income attributable to common stockholders	$0.57	$0.51	$1.09	$0.74

NOTE 12 – COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$89,183	$70,698	$164,152	$102,330
Other comprehensive income:
Unrealized gain (loss) on interest rate swap	—	27	—	(600)
Foreign currency translation	11,954	(2,582)	6,949	(4,977)
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	—	706	—	1,131
Unrealized gain (loss) on marketable debt securities	4,650	(139)	12,407	(139)
Other	307	—	322	—

Total other comprehensive income	16,911	(1,988)	19,678	(4,585)

Comprehensive income	106,094	68,710	183,830	97,745
Less: Income attributable to noncontrolling interest	802	545	1,543	1,023

Comprehensive income attributable to common stockholders	$105,292	$68,165	$182,287	$96,722

NOTE 13 – SEGMENT INFORMATION

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

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended June 30, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,785	$—	$8,363	$125,148
Resident fees and services	—	103,399	—	103,399
Income from loans and investments	—	—	3,333	3,333
Interest and other income	44	1	63	108

Total revenues	$116,829	$103,400	$11,759	$231,988

Segment net operating income	$116,785	$33,857	$8,674	$159,316
Interest and other income	44	1	63	108
Merger-related expenses and deal costs	—	(3,498)	(4)	(3,502)
Interest expense	(20,698)	(22,579)	(894)	(44,171)
Depreciation and amortization	(30,052)	(15,813)	(2,982)	(48,847)
General, administrative and professional fees	—	—	(10,355)	(10,355)
Foreign currency loss	—	(5)	—	(5)
Loss on extinguishment of debt	(5,975)	—	—	(5,975)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$60,104	$(8,037)	$(5,498)	$46,569

For the three months ended June 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$113,252	$—	$6,189	$119,441
Resident fees and services	—	107,312	—	107,312
Income from loans and investments	—	—	1,480	1,480
Interest and other income	361	59	378	798

Total revenues	$113,613	$107,371	$8,047	$229,031

Segment net operating income	$113,252	$38,011	$5,128	$156,391
Interest and other income	361	59	378	798
Merger-related expenses and deal costs	—	(1,234)	—	(1,234)
Interest expense	(26,688)	(23,727)	(974)	(51,389)
Depreciation and amortization	(30,079)	(24,712)	(1,851)	(56,642)
General, administrative and professional fees	—	—	(9,610)	(9,610)
Foreign currency gain	—	27	—	27
Loss on extinguishment of debt	(195)	—	—	(195)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$56,651	$(11,576)	$(6,929)	$38,146

For the six months ended June 30, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$231,352	$—	$16,730	$248,082
Resident fees and services	—	206,338	—	206,338
Income from loans and investments	—	—	6,614	6,614
Interest and other income	165	10	219	394

Total revenues	$231,517	$206,348	$23,563	$461,428

Segment net operating income	$231,352	$64,342	$17,308	$313,002
Interest and other income	165	10	219	394
Merger-related expenses and deal costs	(174)	(5,355)	(27)	(5,556)
Interest expense	(42,981)	(45,352)	(1,949)	(90,282)
Depreciation and amortization	(60,048)	(32,938)	(5,562)	(98,548)
General, administrative and professional fees	—	—	(20,953)	(20,953)
Foreign currency gain	—	1	—	1
Loss on extinguishment of debt	(6,012)	—	(68)	(6,080)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$122,302	$(19,292)	$(11,032)	$91,978

For the six months ended June 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$225,422	$—	$12,299	$237,721
Resident fees and services	—	215,038	—	215,038
Income from loans and investments	—	—	1,947	1,947
Interest and other income	589	268	759	1,616

Total revenues	$226,011	$215,306	$15,005	$456,322

Segment net operating income	$225,422	$71,446	$9,039	$305,907
Interest and other income	589	268	759	1,616
Merger-related expenses and deal costs	—	(1,880)	—	(1,880)
Interest expense	(53,549)	(47,986)	(1,647)	(103,182)
Depreciation and amortization	(60,279)	(63,063)	(3,621)	(126,963)
General, administrative and professional fees	—	—	(17,867)	(17,867)
Foreign currency gain	—	106	—	106
(Loss) gain on extinguishment of debt	(195)	79	—	(116)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$111,988	$(41,030)	$(13,337)	$57,621

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009		2008
	(In thousands)
Capital expenditures:
Triple-net leased properties	$148	$—	$10,148	(1)	$5,100
Senior living operations	1,457	1,410	2,599		2,919
All other expenditures	9,524	2,527	19,934		2,821

Total capital expenditures	$11,129	$3,937	$32,681		$10,840

(1)	Includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
United States	$214,334	$209,550	$427,172	$417,857
Canada	17,654	19,481	34,256	38,465

Total revenues	$231,988	$229,031	$461,428	$456,322

	June 30, 2009	December 31, 2008
	(In thousands)
Long-lived assets:
United States	$4,704,246	$4,729,379
Canada	394,534	443,560

Total long-lived assets	$5,098,780	$5,172,939

NOTE 14 – CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of the Issuers. Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding senior convertible notes. In April 2009, ElderTrust Operating Limited Partnership (“ETOP”), of which we owned substantially all of the partnership units, was liquidated and dissolved. Accordingly, the financial results of ETOP and its wholly owned subsidiaries are no longer separately reported but are now included among the Subsidiary Guarantors. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the senior convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2009 and December 31, 2008 and for the three- and six-month periods ended June 30, 2009 and 2008:

CONDENSED CONSOLIDATING BALANCE SHEET

As of June 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,820	$2,171,699	$788,668	$2,253,699	$—	$5,223,886
Cash and cash equivalents	—	5,285	20,226	21,012	—	46,523
Escrow deposits and restricted cash	217	9,045	66,325	18,883	—	94,470
Deferred financing costs, net	1,478	1,528	15,806	10,757	—	29,569
Investment in and advances to affiliates	1,169,788	—	1,240,835	—	(2,410,623)	—
Other	19	63,099	83,034	30,261	—	176,413

Total assets	$1,181,322	$2,250,656	$2,214,894	$2,334,612	$(2,410,623)	$5,570,861

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$218,696	$370,730	$887,063	$1,139,815	$—	$2,616,304
Intercompany loans	(41,180)	450,480	(409,300)	—	—	—
Deferred revenue	7	490	2,773	2,035	—	5,305
Accrued interest	(1,549)	3,071	10,819	4,611	—	16,952
Accounts payable and other accrued liabilities	14,188	58,407	36,776	55,288	—	164,659
Deferred income taxes	255,175	—	—	—	—	255,175

Total liabilities	445,337	883,178	528,131	1,201,749	—	3,058,395
Total equity	735,985	1,367,478	1,686,763	1,132,863	(2,410,623)	2,512,466

Total liabilities and equity	$1,181,322	$2,250,656	$2,214,894	$2,334,612	$(2,410,623)	$5,570,861

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,144	$2,206,584	$812,954	$2,266,546	$—	$5,296,228
Cash and cash equivalents	—	10,325	144,918	21,569	—	176,812
Escrow deposits and restricted cash	216	9,557	19,555	26,538	—	55,866
Deferred financing costs, net	1,752	687	11,243	8,350	—	22,032
Investment in and advances to affiliates	1,170,475	9,039	1,119,378	—	(2,298,892)	—
Other	11	58,761	84,612	77,096	—	220,480

Total assets	$1,182,598	$2,294,953	$2,192,660	$2,400,099	$(2,298,892)	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$216,518	$488,954	$1,351,526	$1,080,000	$—	$3,136,998
Intercompany loans	(940)	491,252	(513,602)	23,290	—	—
Deferred revenue	11	554	3,617	2,875	—	7,057
Accrued interest	—	1,876	15,721	4,334	—	21,931
Accounts payable and other accrued liabilities	12,578	68,191	26,019	61,410	—	168,198
Deferred income taxes	257,499	—	—	—	—	257,499

Total liabilities	485,666	1,050,827	883,281	1,171,909	—	3,591,683
Total equity	696,932	1,244,126	1,309,379	1,228,190	(2,298,892)	2,179,735

Total liabilities and equity	$1,182,598	$2,294,953	$2,192,660	$2,400,099	$(2,298,892)	$5,771,418

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$588	$38,750	$67,916	$17,894	$—	$125,148
Resident fees and services	—	26,529	—	76,870	—	103,399
Income from loans and investments	—	—	3,333	—	—	3,333
Equity earnings in affiliates	87,813	792	—	—	(88,605)	—
Interest and other income	(1)	(11)	117	3	—	108

Total revenues	88,400	66,060	71,366	94,767	(88,605)	231,988
Expenses:
Interest	1,062	6,128	22,694	14,287	—	44,171
Depreciation and amortization	162	19,166	9,695	19,824	—	48,847
Property-level operating expenses	—	18,933	122	53,509	—	72,564
General, administrative and professional fees	48	3,909	5,133	1,265	—	10,355
Foreign currency (gain) loss	(38)	38	6	(1)	—	5
Loss on extinguishment of debt	—	—	5,975	—	—	5,975
Merger-related expenses and deal costs	—	3,498	4	—	—	3,502
Intercompany interest	(820)	10,058	(9,238)	—	—	—

Total expenses	414	61,730	34,391	88,884	—	185,419

Income before income taxes, discontinued operations and noncontrolling interest	87,986	4,330	36,975	5,883	(88,605)	46,569
Income tax benefit	395	—	—	—	—	395

Income from continuing operations	88,381	4,330	36,975	5,883	(88,605)	46,964
Discontinued operations	—	—	42,219	—	—	42,219

Net income	88,381	4,330	79,194	5,883	(88,605)	89,183
Net (loss) income attributable to noncontrolling interest, net of tax	—	(540)	—	1,342	—	802

Net income attributable to common stockholders	$88,381	$4,870	$79,194	$4,541	$(88,605)	$88,381

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended June 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$574	$36,672	$67,158	$15,037	$—	$119,441
Resident fees and services	—	28,572	—	78,740	—	107,312
Income from loans and investments	—	—	1,480	—	—	1,480
Equity earnings in affiliates	68,376	1,675	—	—	(70,051)	—
Interest and other income	18	57	668	55	—	798

Total revenues	68,968	66,976	69,306	93,832	(70,051)	229,031
Expenses:
Interest	851	8,699	27,296	14,543	—	51,389
Depreciation and amortization	162	22,764	10,215	23,501	—	56,642
Property-level operating expenses	—	18,007	174	53,661	—	71,842
General, administrative and professional fees	1,494	3,418	3,551	1,147	—	9,610
Foreign currency loss (gain)	36	(72)	—	9	—	(27)
Loss on extinguishment of debt	—	2	193	—	—	195
Merger-related expenses and deal costs	—	122	1,112	—	—	1,234
Intercompany interest	(16)	12,071	(12,287)	232	—	—

Total expenses	2,527	65,011	30,254	93,093	—	190,885

Income before income taxes, discontinued operations and noncontrolling interest	66,441	1,965	39,052	739	(70,051)	38,146
Income tax benefit	3,712	—	—	—	—	3,712

Income from continuing operations	70,153	1,965	39,052	739	(70,051)	41,858
Discontinued operations	—	21	28,550	269	—	28,840

Net income	70,153	1,986	67,602	1,008	(70,051)	70,698
Net (loss) income attributable to noncontrolling interest, net of tax	—	(494)	—	1,039	—	545

Net income (loss) attributable to common stockholders	$70,153	$2,480	$67,602	$(31)	$(70,051)	$70,153

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,165	$77,455	$136,860	$32,602	$—	$248,082
Resident fees and services	—	52,756	—	153,582	—	206,338
Income from loans and investments	—	—	6,614	—	—	6,614
Equity earnings in affiliates	161,560	1,411	—	—	(162,971)	—
Interest and other income	—	(5)	378	21	—	394

Total revenues	162,725	131,617	143,852	186,205	(162,971)	461,428

Expenses:
Interest	2,141	11,227	47,418	29,496	—	90,282
Depreciation and amortization	324	40,411	20,253	37,560	—	98,548
Property-level operating expenses	—	37,920	234	109,878	—	148,032
General, administrative and professional fees	89	7,624	10,826	2,414	—	20,953
Foreign currency loss (gain)	5	12	(8)	(10)	—	(1)
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	5,351	205	—	—	5,556
Intercompany interest	(1,501)	21,913	(20,414)	2	—	—

Total expenses	1,058	124,458	64,526	179,408	—	369,450

Income before income taxes, discontinued operations and noncontrolling interest	161,667	7,159	79,326	6,797	(162,971)	91,978
Income tax benefit	942	—	—	—	—	942

Income from continuing operations	162,609	7,159	79,326	6,797	(162,971)	92,920
Discontinued operations	—	(1,866)	61,737	11,361	—	71,232

Net income	162,609	5,293	141,063	18,158	(162,971)	164,152
Net (loss) income attributable to noncontrolling interest, net of tax	—	(915)	—	2,458	—	1,543

Net income attributable to common stockholders	$162,609	$6,208	$141,063	$15,700	$(162,971)	$162,609

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Six Months Ended June 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,141	$73,800	$133,440	$29,340	$—	$237,721
Resident fees and services	—	57,083	—	157,955	—	215,038
Income from loans and investments	—	—	1,947	—	—	1,947
Equity earnings in affiliates	91,387	2,783	—	—	(94,170)	—
Interest and other income	37	135	1,212	232	—	1,616

Total revenues	92,565	133,801	136,599	187,527	(94,170)	456,322

Expenses:
Interest	1,868	17,945	54,252	29,117	—	103,182
Depreciation and amortization	324	49,621	20,547	56,471	—	126,963
Property-level operating expenses	—	37,751	296	110,752	—	148,799
General, administrative and professional fees	2,967	6,701	6,164	2,035	—	17,867
Foreign currency gain	(9)	(36)	—	(61)	—	(106)
Loss (gain) on extinguishment of debt	—	31	193	(108)	—	116
Merger-related expenses and deal costs	—	109	1,771	—	—	1,880
Intercompany interest	(142)	24,157	(24,472)	457	—	—

Total expenses	5,008	136,279	58,751	198,663	—	398,701

Income (loss) before income taxes, discontinued operations and noncontrolling interest	87,557	(2,478)	77,848	(11,136)	(94,170)	57,621
Income tax benefit	13,750	—	—	—	—	13,750

Income (loss) from continuing operations	101,307	(2,478)	77,848	(11,136)	(94,170)	71,371
Discontinued operations	—	42	30,374	543	—	30,959

Net income (loss)	101,307	(2,436)	108,222	(10,593)	(94,170)	102,330
Net (loss) income attributable to noncontrolling interest, net of tax	—	(927)	—	1,950	—	1,023

Net income (loss) attributable to common stockholders	$101,307	$(1,509)	$108,222	$(12,543)	$(94,170)	$101,307

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$185	$37,185	$120,571	$37,201	$—	$195,142

Net cash provided by (used in) investing activities	—	59,670	24,203	(11,558)	—	72,315

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(39,688)	(250,240)	—	—	(289,928)
Proceeds from debt	—	—	166,000	135,115	—	301,115
Repayment of debt	—	(80,701)	(413,374)	(47,700)	—	(541,775)
Net change in intercompany debt	(40,240)	(25,426)	88,956	(23,290)	—	—
Payment of deferred financing costs	—	(986)	(8,840)	(3,596)	—	(13,422)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution (to) from affiliates	(110,788)	45,285	147,893	(82,390)	—	—
Cash distribution to common stockholders	(153,815)	—	—	—	—	(153,815)
Contributions from noncontrolling interest	—	—	—	306	—	306
Distributions to noncontrolling interest	—	(379)	—	(4,645)	—	(5,024)
Other	5,457	—	—	—	—	5,457

Net cash used in financing activities	(185)	(101,895)	(269,605)	(26,200)	—	(397,885)

Net decrease in cash and cash equivalents	—	(5,040)	(124,831)	(557)	—	(130,428)
Effect of foreign currency translation on
cash and cash equivalents	—	—	139	—	—	139
Cash and cash equivalents at beginning of period	—	10,325	144,918	21,569	—	176,812

Cash and cash equivalents at end of period	$—	$5,285	$20,226	$21,012	$—	$46,523

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Six Months Ended June 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,377)	$25,222	$87,997	$63,920	$—	$173,762

Net cash used in investing activities	(679)	(926)	(90,444)	(3,390)	—	(95,439)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(22,916)	(60,500)	—	—	(83,416)
Proceeds from debt	—	—	—	6,354	—	6,354
Repayment of debt	—	(25,476)	(5,866)	(21,275)	—	(52,617)
Net change in intercompany debt	44,176	(36,076)	(8,100)	—	—	—
Payment of deferred financing costs	—	(755)	(393)	459	—	(689)
Issuance of common stock, net	191,668	—	—	—	—	191,668
Cash distribution (to) from affiliates	(95,179)	63,430	82,386	(50,637)	—	—
Cash distribution to common stockholders	(141,866)	(16)	—	—	—	(141,882)
Distributions to noncontrolling interest	—	—	—	(1,936)	—	(1,936)
Other	5,257	(1,115)	—	1,115	—	5,257

Net cash provided by (used in) financing activities	4,056	(22,924)	7,527	(65,920)	—	(77,261)

Net increase (decrease) in cash and cash equivalents	—	1,372	5,080	(5,390)	—	1,062
Effect of foreign currency translation on cash and cash equivalents	—	—	(128)	—	—	(128)
Cash and cash equivalents at beginning of period	—	6,040	494	21,800	—	28,334

Cash and cash equivalents at end of period	$—	$7,412	$5,446	$16,410	$—	$29,268

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2009, this portfolio consisted of 501 assets: 243 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of June 30, 2009.

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

As of June 30, 2009, approximately 39.1%, 22.3% and 14.4% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 44.2%, 13.0% and 26.8% of our total revenues and 20.3%, 19.2% and 38.8% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the six months ended June 30, 2009 were attributable to senior living operations managed by Sunrise, our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.9% and 12.8%, respectively, of our portfolio, based on the gross book value of real estate investments, as of June 30, 2009.

Recent Developments

Kindred Update

On April 30, 2009, Kindred renewed, through April 30, 2015, its leases covering 109 healthcare assets owned by us (one of which we subsequently sold in June 2009 (see below)) whose initial base term will expire on April 30, 2010. The assets whose lease term has been extended include 87 skilled nursing facilities (including the one sold) and 22 long-term acute care hospitals that are contained within ten different renewal bundles in the Kindred Master Leases. Kindred retains two sequential renewal options for these assets.

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of $55.7 million aggregate sales price and a $2.3 million lease termination fee. The proceeds from the purchase price are currently being held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a net gain on the sale of these assets of $38.9 million in the second quarter of 2009. Upon closing, each of the six facilities sold was removed from the Kindred Master Leases. One of the assets sold was included among the assets whose base term was renewed by Kindred to 2015 and the remaining five assets sold had lease terms expiring April 30, 2013.

Senior Notes and Common Stock Offerings

In April 2009, we completed the sale of $200.0 million aggregate principal amount of 6 1/2% senior notes due 2016 (the “2016 Notes”) of Ventas Realty and a wholly owned subsidiary, Ventas Capital Corporation (“Ventas Capital” and together with Ventas Realty, the “Issuers”), in an underwritten public offering pursuant to our shelf registration statement. In April 2009, we also completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement. We used the net proceeds from the offerings ($465.7 million) to fund our cash tender offers with respect to certain outstanding series of senior notes issued by the Issuers (described below), to repay debt and for general corporate purposes.

Debt Repayments, Purchases and Tender Offers

During the six months ended June 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.0 million and $6.1 million for the three and six months ended June 30, 2009, respectively, related to these transactions.

We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $33.4 million and $75.5 million in mortgage debt during the three and six months ended June 30, 2009, respectively.

We funded these repayments, purchases and tender offers with the net proceeds from the sale of the 2016 Notes, our concurrent offering of common stock and cash on hand. See “Note 10 — Capital Stock” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On July 31, 2009, CMS placed on public display for August 27, 2009 publication of its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2010 fiscal year (October 1, 2009 through September 30, 2010), including setting the LTAC PPS standard federal payment rate for long-term acute care hospitals. CMS estimates that net payments to long-term acute care hospitals under the final rule would increase by approximately 3.3% in fiscal year 2010.

In the rule placed on public display on July 31, 2009 for August 27, 2009 publication, CMS also finalized the rule revising the severity-adjusted diagnosis-related group relative payment weights for all discharges from long-term acute care hospitals from June 3, 2009 through the remainder of the 2009 fiscal year (September 30, 2009) to correct an error in CMS’s calculation of the budget neutrality factor.

We are currently analyzing the financial implications of this final rule on the operators of our long-term acute care hospitals.

We cannot assure you that this rule or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Medicare Reimbursement; Skilled Nursing Facilities

On July 31, 2009, CMS issued its final rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2010 fiscal year (October 1, 2009 through September 30, 2010). Under the final rule, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.2% increase in the market basket index for the 2010 fiscal year. The final rule also provides a recalibration in the case-mix indexes for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities that is expected to reduce payments to skilled nursing facilities by 3.3% in fiscal year 2010. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the recalibration in the case-mix indexes for RUGs under the final rule would decrease by approximately $360 million, or 1.1%, in fiscal year 2010.

The final rule includes other changes that may additionally affect net payments to skilled nursing facilities, including, by way of example, implementation of the RUG-IV classification model for fiscal year 2011 and possible new requirements for the quarterly reporting of nursing home staffing data.

We are currently analyzing the financial implication of this final rule on the operators of our skilled nursing facilities.

We cannot assure you that this rule or other future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

Healthcare Reform.

The current healthcare system in the United States is the subject of various comprehensive reform initiatives that could transform the healthcare system. Both the House of Representatives and the Senate are considering reform bills that address a number of issues, including healthcare cost-saving measures. Many of the proposals could or would affect private healthcare programs. Future healthcare reform or legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on May 6, 2009.

Results of Operations

Three Months Ended June 30, 2009 and 2008

The table below shows our results of operations for the three months ended June 30, 2009 and 2008 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended June 30,		Change
	2009	2008	$	%
Revenues:
Rental income	$125,148	$119,441	$5,707	4.8%
Resident fees and services	103,399	107,312	(3,913)	(3.6)
Income from loans and investments	3,333	1,480	1,853	> 100
Interest and other income	108	798	(690)	(86.5)

Total revenues	231,988	229,031	2,957	1.3
Expenses:
Interest	44,171	51,389	(7,218)	(14.0)
Depreciation and amortization	48,847	56,642	(7,795)	(13.8)
Property-level operating expenses	72,564	71,842	722	1.0
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,078 and $2,541 for the three months ended 2009 and 2008, respectively)	10,355	9,610	745	7.8
Foreign currency loss (gain)	5	(27)	32	> 100
Loss on extinguishment of debt	5,975	195	5,780	> 100
Merger-related expenses and deal costs	3,502	1,234	2,268	> 100

Total expenses	185,419	190,885	(5,466)	(2.9)

Income before income taxes, discontinued operations and noncontrolling interest	46,569	38,146	8,423	22.1
Income tax benefit	395	3,712	(3,317)	(89.4)

Income from continuing operations	46,964	41,858	5,106	12.2
Discontinued operations	42,219	28,840	13,379	46.4

Net income	89,183	70,698	18,485	26.1
Net income attributable to noncontrolling interest, net of tax	802	545	257	47.2

Net income attributable to common stockholders	$88,381	$70,153	$18,228	26.0%

Revenues

The increase in our second quarter 2009 rental income over the same period in 2008 primarily reflects $1.6 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2009, $2.2 million in additional rent from the MOBs and a skilled nursing facility we acquired during 2008 and 2009, a rent reset increase on seven seniors housing assets and various other escalations in the rent paid on our existing properties. Rental income included in discontinued operations was $1.4 million and $4.8 million for the three months ended June 30, 2009 and 2008, respectively.

Revenues related to our triple-net leased properties segment are received directly from the tenant based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). Therefore, while occupancy information is relevant to the operations of our triple-net leased properties, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties.

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during the second quarter of 2009 over the same period in 2008 can be attributed primarily to the movements in the Canadian dollar exchange rate, which had an unfavorable impact of $2.7 million in 2009, and lower average occupancy. Average occupancy rates related to these properties were as follows:

			Average Resident Occupancy
	Number of Communities		For the Three Months Ended June 30,
	2009	2008	2009	2008
Stabilized Communities	78	74	87.2%	91.0%
Lease-Up Communities	1	5	67.9%	63.1%

Total	79	79	86.5%	88.7%

			Average Resident Occupancy
	Number of Communities		For the Three Months Ended June 30,
	2009	2008	2009	2008
Same-Store Stabilized Communities	74	74	87.5%	91.0%
Same-Store Lease-Up Communities	5	5	75.8%	63.1%

Total	79	79	86.5%	88.7%

The increase in our second quarter 2009 income from loans and investments over the same period in 2008 is primarily due to interest earned on debt investments made subsequent to the first quarter of 2008.

Expenses

Interest expense included in discontinued operations was $0.5 million and $2.1 million for the three months ended June 30, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $8.8 million in 2009 over 2008, primarily due to a $1.8 million reduction in interest from lower effective interest rates and a $7.5 million reduction in interest from lower loan balances. Interest expense includes $1.9 million and $1.7 million of amortized deferred financing fees for the three months ended June 30, 2009 and 2008, respectively. Our effective interest rate decreased to 6.6% for the three months ended June 30, 2009, from 6.8% for the same period in 2008. Movements in the Canadian dollar exchange rate had a favorable impact on interest expense of $0.2 million for the three months ended June 30, 2009, compared to the same period in 2008.

Depreciation and amortization expense decreased primarily due to a decrease in amortization expense of approximately $7.4 million related to in-place lease intangibles primarily related to the Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs. These expenses increased in the second quarter of 2009 primarily due to approximately $4 million of property-level expense credits and reconciliations related to our Sunrise-managed communities in the second quarter of 2008 that did not recur in 2009 and increased expenses related to our MOB operations due to acquisitions that occurred in the second half of 2008, partially offset by the movement in the Canadian dollar exchange rate and lower expenses in the second quarter of 2009 at our Sunrise-managed communities.

The increase in our second quarter 2009 general, administrative and professional fees over the same period in 2008 is a result of increases in professional fees and non-cash stock-based compensation.

Loss on extinguishment of debt increased over 2008 primarily due to our cash tender offers for our outstanding senior notes completed in May 2009.

Merger-related expenses and deal costs include expenses relating to our litigation with HCP, Inc. arising out of the Sunrise REIT acquisition and deal costs now required by GAAP to be expensed rather than capitalized into asset cost.

Other

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 9 — Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the three months ended June 30, 2009 include a gain on sale of assets of $38.9 million and a lease termination fee of $2.3 million related to six assets sold during the second quarter of 2009, while discontinued operations for the three months ended June 30, 2008 include a gain on sale of assets of $25.9 million and a lease termination fee of $1.6 million related to seven assets sold during the second quarter of 2008. See “Note 4 — Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Six Months Ended June 30, 2009 and 2008

The table below shows our results of operations for the six months ended June 30, 2009 and 2008 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Six Months Ended June 30,		Change
	2009	2008	$	%
Revenues:
Rental income	$248,082	$237,721	$10,361	4.4%
Resident fees and services	206,338	215,038	(8,700)	(4.0)
Income from loans and investments	6,614	1,947	4,667	> 100
Interest and other income	394	1,616	(1,222)	(75.6)

Total revenues	461,428	456,322	5,106	1.1
Expenses:
Interest	90,282	103,182	(12,900)	(12.5)
Depreciation and amortization	98,548	126,963	(28,415)	(22.4)
Property-level operating expenses	148,032	148,799	(767)	(0.5)
General, administrative and professional fees (including non-cash stock-based compensation expense of $6,137 and $4,490 for the six months ended 2009 and 2008, respectively)	20,953	17,867	3,086	17.3
Foreign currency gain	(1)	(106)	105	(99.1)
Loss on extinguishment of debt	6,080	116	5,964	> 100
Merger-related expenses and deal costs	5,556	1,880	3,676	> 100

Total expenses	369,450	398,701	(29,251)	(7.3)

Income before income taxes, discontinued operations and noncontrolling interest	91,978	57,621	34,357	59.6
Income tax benefit	942	13,750	(12,808)	(93.1)

Income from continuing operations	92,920	71,371	21,549	30.2
Discontinued operations	71,232	30,959	40,273	> 100

Net income	164,152	102,330	61,822	60.4
Net income attributable to noncontrolling interest, net of tax	1,543	1,023	520	50.8

Net income attributable to common stockholders	$162,609	$101,307	$61,302	60.5%

Revenues

The increase in rental income in the first six months of 2009 over the same period in 2008 primarily reflects $3.3 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2009, $4.5 million in additional rent from the MOBs and a skilled nursing facility we acquired during 2008 and 2009, a rent reset increase on seven seniors housing assets and various other escalations in the rent paid on our existing properties. Rental income included in discontinued operations was $3.4 million and $11.0 million for the six months ended June 30, 2009 and 2008, respectively.

Revenues related to our triple-net leased properties segment are received directly from the tenant based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain limitations). Therefore, while occupancy information is relevant to the operations of our triple-net leased properties, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties.

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during the first six months of 2009 over the same period in 2008 can be attributed primarily to the movements in the Canadian dollar exchange rate, which had an unfavorable impact of $6.7 million in 2009, and lower average occupancy. Average occupancy rates related to these properties were as follows:

			Average Resident Occupancy
	Number of Communities		For the Six Months Ended June 30,
	2009	2008	2009	2008
Stabilized Communities	78	74	88.1%	91.3%
Lease-Up Communities	1	5	65.8%	59.2%

Total	79	79	87.3%	88.7%

			Average Resident Occupancy
	Number of Communities		For the Six Months Ended June 30,
	2009	2008	2009	2008
Same-Store Stabilized Communities	73	73	88.5%	91.4%
Same-Store Lease-Up Communities	6	6	76.0%	62.2%

Total	79	79	87.3%	88.7%

The increase in income from loans and investments in the first six months of 2009 over the same period in 2008 is primarily due to interest earned on debt investments made subsequent to the first quarter of 2008.

Expenses

Interest expense included in discontinued operations was $1.2 million and $4.7 million for the six months ended June 30, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $16.5 million in 2009 over 2008, primarily due to a $10.8 million reduction in interest from lower effective interest rates and a $6.2 million reduction in interest from lower loan balances. Interest expense includes $3.4 million and $3.2 million of amortized deferred financing fees for the six months ended June 30, 2009 and 2008, respectively. Our effective interest rate decreased to 6.1% for the six months ended June 30, 2009, from 6.8% for the same period in 2008. Movements in the Canadian dollar exchange rate had a favorable impact on interest expense of $0.5 million for the six months ended June 30, 2009, compared to the same period in 2008.

Depreciation and amortization expense decreased primarily due to a decrease in amortization expense of approximately $28.9 million related to in-place lease intangibles primarily related to the Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs. These expenses decreased primarily due to the movement in the Canadian dollar exchange rate and lower expenses in 2009 at our Sunrise-managed communities, partially offset by approximately $4 million of property-level expense credits and reconciliations related to our Sunrise-managed communities in the second quarter of 2008 that did not recur in 2009 and an increase in expenses related to our MOB operations due to acquisitions that occurred in the second half of 2008.

The increase in our general, administrative and professional fees for the first six months of 2009 over the same period in 2008 is a result of increases in professional fees and non-cash stock-based compensation.

Loss on extinguishment of debt increased over 2008 primarily due to our cash tender offers for our outstanding senior notes completed in May 2009.

Merger-related expenses and deal costs include expenses relating to our litigation with HCP, Inc. arising out of the Sunrise REIT acquisition and deal costs now required by GAAP to be expensed rather than capitalized into asset cost.

Other

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 9 — Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the six months ended June 30, 2009 include a net gain on sale of assets of $66.9 million related to thirteen assets sold during 2009, while discontinued operations for the six months ended June 30, 2008 include a gain on sale of assets of $25.9 million related to seven assets sold during the first six months of 2008. See “Note 4 — Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Funds from Operations

Our funds from operations (“FFO”) for the three- and six-month periods ended June 30, 2009 and 2008 are summarized in the following table. The decrease in FFO from 2008 is primarily the result of a $3.3 million and $12.8 million lower non-cash tax benefit during the three and six months ended June 30, 2009, respectively.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)
Net income attributable to common stockholders	$88,381	$70,153	$162,609	$101,307
Adjustments:
Real estate depreciation and amortization	48,676	56,458	98,207	126,599
Real estate depreciation related to noncontrolling interest	(1,496)	(1,578)	(3,116)	(3,079)
Discontinued operations:
Gain on sale of real estate assets	(39,020)	(25,869)	(66,891)	(25,869)
Depreciation on real estate assets	62	1,333	269	2,848

FFO	$96,603	$100,497	$191,078	$201,806

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

Liquidity and Capital Resources

During the six months ended June 30, 2009, our principal sources of liquidity were proceeds from issuances of debt and equity securities, debt financings, sales of assets, cash flows from operations and cash on hand. For the remainder of 2009, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay $18.8 million of mortgage debt; (iv) fund capital expenditures; (v) fund investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification. We believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make acquisitions and investments, we may be required to obtain funding from additional borrowings, assumption of debt from the seller, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities.

As of June 30, 2009, we had $46.5 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our senior living operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At June 30, 2009, we also had escrow deposits and restricted cash of $94.5 million, which includes $55.7 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and unused credit availability of $852.3 million under our unsecured revolving credit facilities.

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

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. As of July 29, 2009, we had $10.1 million outstanding under our unsecured revolving credit facilities.

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

During the six months ended June 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.0 million and $6.1 million for the three and six months ended June 30, 2009, respectively, related to these transactions.

We also repaid in full , at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $33.4 million and $75.5 million in mortgage debt during the three and six months ended June 30, 2009, respectively.

In June 2009, we closed a pool of sixteen first-mortgage loans aggregating $114.2 million, secured by thirteen of our seniors housing communities leased to Brookdale and three of our seniors housing communities leased to another tenant. The loans mature in July 2019 and bear interest at a fixed rate of 6.76% per annum.

As of July 29, 2009, our indebtedness had the following maturities (in thousands):

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
2009	$18,808	$—	$10,646	$29,454
2010	172,821	—	28,360	201,181
2011	287,082	—	25,511	312,593
2012	388,937	10,065	21,929	420,931
2013	150,962	—	16,339	167,301
Thereafter	1,453,515	—	72,280	1,525,795

Total maturities	$2,472,125	$10,065	$175,065	$2,657,255

(1)	At July 29, 2009, we had approximately $83 million of unrestricted cash and cash equivalents and approximately $56 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for net cash available of approximately $129 million.

The principal amounts due at maturity above reflect our intent to extend $88.9 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $195.1 million and $173.8 million for the six months ended June 30, 2009 and 2008, respectively. The increase resulted primarily from higher rental income, lower interest expense and changes in working capital, partially offset by lower NOI from our senior living operations segment.

Cash Flows from Investing Activities

Net cash provided by investing activities was $72.3 million for the six months ended June 30, 2009, compared to net cash used in investing activities of $95.4 million for the six months ended June 30, 2008. These activities consisted primarily of our investments in real estate ($19.4 million and $6.4 million in 2009 and 2008, respectively), investments in loans receivable ($7.4 million and $98.8 million in 2009 and 2008, respectively), purchases of marketable debt securities ($44.8 million in 2008) and capital expenditures ($4.0 million and $4.5 million in 2009 and 2008, respectively), offset by proceeds from loans receivable ($7.7 million and $0.3 million in 2009 and 2008, respectively) and proceeds from real estate disposals ($95.4 million and $58.4 million in 2009 and 2008, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $397.9 million for the six months ended June 30, 2009. Proceeds primarily consisted of $301.1 million related to the issuance of debt and $299.2 million from the issuance of common stock. The uses primarily included $289.9 million of payments made on our unsecured revolving credit facilities, $13.4 million of payments for deferred financing costs, $153.8 million of cash dividend payments to common stockholders, $415.2 million of senior note repurchases, $126.6 million of aggregate principal payments on mortgage obligations and $5.0 million of distributions to noncontrolling interest.

Net cash used in financing activities totaled $77.3 million for the six months ended June 30, 2008. Proceeds consisted primarily of $191.7 million from the issuance of common stock and $6.4 million related to the issuance of debt. The primary uses included $83.4 million of payments made on our unsecured revolving credit facilities, $141.9 million of cash dividend payments to common stockholders, $52.6 million of aggregate principal payments on mortgage obligations and $1.9 million of distributions to noncontrolling interest.

Capital expenditures to maintain and improve our triple-net leased properties are generally the responsibility of our tenants. Accordingly, we do not expect to incur any major expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our senior living communities managed by Sunrise and our MOBs, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

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

While interest rate fluctuations generally do not affect our fixed rate debt obligations unless such instruments mature, or until such time that we would be required to refinance such debt, they do affect the fair value of our fixed rate instruments. If interest rates have risen at the time our fixed rate debt matures, or at such time we would be required to refinance such debt, our profitability could be adversely affected by the additional cost of borrowings. Conversely, lower interest rates at the time our debt matures or at the time of refinancing may lower our overall borrowing costs. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2009 and December 31, 2008:

	June 30, 2009	December 31, 2008
	(In thousands)
Gross book value	$2,431,724	$2,592,730
Fair value (1)	2,336,219	2,436,620
Fair value reflecting change in interest rates: (1)
-100 BPS	2,440,678	2,538,334
+100 BPS	2,238,409	2,340,746

(1)	The change in fair value of fixed rate debt was due primarily to debt repayments and overall changes in interest rates, partially offset by additional borrowings.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts (dollars in thousands):

	June 30, 2009	December 31, 2008	June 30, 2008
Balance:
Fixed rate	$2,431,724	$2,592,730	$2,839,163
Variable rate	219,016	546,410	401,321

Total	$2,650,740	$3,139,140	$3,240,484

Percent of total debt:
Fixed rate	91.7%	82.6%	87.6%
Variable rate	8.3%	17.4%	12.4%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.4%	6.5%	6.7%
Variable rate	1.2%	2.3%	3.6%
Total weighted average rate	5.9%	5.8%	6.3%

The decrease in our outstanding variable rate debt from December 31, 2008 is primarily attributable to payments on our unsecured revolving credit facilities and outstanding mortgage debt. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of June 30, 2009, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of June 30, 2009, interest expense for 2009 would increase by approximately $1.3 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the six months ended June 30, 2009, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.2 million for the six-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

We may engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2009, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 8 — Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2009:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	—	$—
May 1 through May 31	—	$—
June 1 through June 30	156	$29.86

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting occurs.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our 2009 Annual Meeting of Stockholders (the “Annual Meeting”) was held on May 7, 2009.

Proxies for the Annual Meeting were solicited pursuant to Regulation 14A under the Exchange Act. There were no solicitations in opposition to the Board’s nominees for director as listed in our proxy statement or to any other proposals contained in our proxy statement. All such nominees were elected and all such other proposals were approved by our stockholders.

At the Annual Meeting, stockholders voted on the election of eight directors for the ensuing year. The number of votes cast for and withheld from each nominee for director is set forth below:

Nominee	For	Withheld
Debra A. Cafaro	124,736,790	2,534,024
Douglas Crocker II	125,031,850	2,238,965
Ronald G. Geary	121,062,791	6,208,024
Jay M. Gellert	127,004,958	265,857
Robert D. Reed	126,372,790	898,024
Sheli Z. Rosenberg	124,992,992	2,277,823
James D. Shelton	126,983,945	286,870
Thomas C. Theobald	123,197,513	4,073,302

At the Annual Meeting, stockholders also voted on a proposal to ratify the appointment of Ernst & Young LLP as our independent registered public accounting firm for fiscal year 2009. The number of votes cast for and against the proposal and the number of abstentions and broker non-votes are set forth below:

For	Against	Abstentions and Broker Non-Votes
125,053,153	2,165,471	52,189

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2009

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and
Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and
Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.