Form 10-Q
period 2009-09-30
VENTAS INC
filed 2009-11-04
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 30, 2009:
Common Stock, $0.25 par value	156,605,778

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$557,123	$555,015
Buildings and improvements	5,641,309	5,593,024
Construction in progress	8,611	12,591

	6,207,043	6,160,630
Accumulated depreciation	(1,126,516)	(987,691)

Net real estate property	5,080,527	5,172,939
Loans receivable, net	125,410	123,289

Net real estate investments	5,205,937	5,296,228
Cash and cash equivalents	70,889	176,812
Escrow deposits and restricted cash	96,477	55,866
Deferred financing costs, net	27,804	22,032
Other	186,203	220,480

Total assets	$5,587,310	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,615,142	$3,136,998
Deferred revenue	4,628	7,057
Accrued interest	35,481	21,931
Accounts payable and other accrued liabilities	175,125	168,198
Deferred income taxes	254,622	257,499

Total liabilities	3,084,998	3,591,683
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 156,605 and 143,302 shares issued at September 30, 2009 and December 31, 2008, respectively	39,155	35,825

Capital in excess of par value	2,570,146	2,264,125
Accumulated other comprehensive income (loss)	15,080	(21,089)
Retained earnings (deficit)	(139,478)	(117,806)
Treasury stock, 0 and 15 shares at September 30, 2009 and December 31, 2008, respectively	—	(457)

Total Ventas stockholders’ equity	2,484,903	2,160,598
Noncontrolling interest	17,409	19,137

Total equity	2,502,312	2,179,735

Total liabilities and equity	$5,587,310	$5,771,418

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Rental income	$126,002	$121,172	$374,084	$358,893
Resident fees and services	106,515	108,610	312,853	323,648
Income from loans and investments	3,214	3,426	9,828	5,373
Interest and other income	99	1,913	493	3,529

Total revenues	235,830	235,121	697,258	691,443
Expenses:
Interest	43,660	50,745	133,942	153,927
Depreciation and amortization	50,349	49,997	148,897	176,960
Property-level operating expenses	76,338	81,698	224,370	230,497
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,078 and $3,326 for the three months ended 2009 and 2008, respectively, and $9,215 and $7,816 for the nine months ended 2009 and 2008, respectively)	9,657	11,626	30,610	29,493
Foreign currency loss (gain)	32	(45)	31	(151)
Loss on extinguishment of debt	—	344	6,080	460
Merger-related expenses and deal costs	5,894	1,248	11,450	3,128

Total expenses	185,930	195,613	555,380	594,314

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	49,900	39,508	141,878	97,129
Reversal of contingent liability	—	23,328	—	23,328
Income tax benefit	410	415	1,352	14,165

Income from continuing operations	50,310	63,251	143,230	134,622
Discontinued operations	120	1,555	71,352	32,514

Net income	50,430	64,806	214,582	167,136
Net income attributable to noncontrolling interest, net of tax	625	1,040	2,168	2,063

Net income attributable to common stockholders	$49,805	$63,766	$212,414	$165,073

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.32	$0.44	$0.93	$0.96
Discontinued operations	0.00	0.01	0.47	0.23

Net income attributable to common stockholders	$0.32	$0.45	$1.40	$1.19

Diluted:
Income from continuing operations attributable to common stockholders	$0.32	$0.44	$0.93	$0.96
Discontinued operations	0.00	0.01	0.47	0.23

Net income attributable to common stockholders	$0.32	$0.45	$1.40	$1.19

Weighted average shares used in computing earnings per common share:
Basic	156,250	140,759	151,309	138,433
Diluted	156,516	141,141	151,439	138,859
Dividends declared per common share	$0.5125	$0.5125	$1.5375	$1.5375

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2009 and the Year Ended December 31, 2008

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2008	$33,416	$1,840,823	$17,416	$(51,560)	$(626)	$1,839,469	$31,454	$1,870,923
Comprehensive Income:
Net income	—	—	—	222,603	—	222,603	2,684	225,287
Foreign currency translation	—	—	(26,142)	—	—	(26,142)	—	(26,142)
Unrealized loss on interest rate swaps	—	—	(579)	—	—	(579)	—	(579)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	1,103	—	—	1,103	—	1,103
Unrealized loss on marketable debt securities	—	—	(12,887)	—	—	(12,887)	—	(12,887)

Comprehensive income	—	—	—	—	—	184,098	—	186,782
Acquisitions with noncontrolling interest	—	—	—	—	—	—	731	731
Distributions to noncontrolling interest	—	—	—	—	—	—	(15,732)	(15,732)
Dividends to common stockholders—$2.05 per share	—	—	—	(288,849)	—	(288,849)	—	(288,849)
Issuance of common stock	2,309	406,231	—	—	—	408,540	—	408,540
Issuance of common stock for stock plans	64	15,901	—	—	1,047	17,012	—	17,012
Grant of restricted stock, net of forfeitures	36	1,170	—	—	(878)	328	—	328

Balance at December 31, 2008	35,825	2,264,125	(21,089)	(117,806)	(457)	2,160,598	19,137	2,179,735
Comprehensive Income:
Net income	—	—	—	212,414	—	212,414	2,168	214,582
Foreign currency translation	—	—	20,424	—	—	20,424	—	20,424
Unrealized gain on marketable debt securities	—	—	15,389	—	—	15,389	—	15,389
Other	—	—	356	—	—	356	—	356

Comprehensive income	—	—	—	—	—	248,583	—	250,751
Purchase of noncontrolling interest	—	517	—	—	—	517	(1,226)	(709)
Contributions from noncontrolling interest	—	—	—	—	—	—	1,435	1,435
Distributions to noncontrolling interest	—	—	—	—	—	—	(7,159)	(7,159)
Income tax benefit attributable to noncontrolling interest	—	—	—	—	—	—	1,311	1,311
Other	—	—	—	—	—	—	1,743	1,743
Dividends to common stockholders—$1.5375 per share	—	—	—	(234,086)	—	(234,086)	—	(234,086)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	25	9,750	—	—	175	9,950	—	9,950
Grant of restricted stock, net of forfeitures	39	(181)	—	—	282	140	—	140

Balance at September 30, 2009	$39,155	$2,570,146	$15,080	$(139,478)	$—	$2,484,903	$17,409	$2,502,312

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$214,582	$167,136
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	149,162	180,780
Amortization of deferred revenue and lease intangibles, net	(5,151)	(7,202)
Other amortization expenses	4,295	3,618
Stock-based compensation	9,215	7,816
Straight-lining of rental income	(8,961)	(11,215)
Loss (gain) on extinguishment of debt	6,080	(63)
Net gain on sale of real estate assets (including amounts in discontinued operations)	(67,011)	(25,869)
Income tax benefit	(1,352)	(14,165)
Reversal of contingent liability	—	(23,328)
Provision for loan losses	—	5,994
Other	87	704
Changes in operating assets and liabilities:
Increase in other assets	(4,277)	(1,294)
Increase in accrued interest	13,550	25,424
Increase (decrease) in accounts payable and other liabilities	12,978	(6,528)

Net cash provided by operating activities	323,197	301,808
Cash flows from investing activities:
Net investment in real estate property	(23,728)	(47,287)
Investment in loans receivable	(7,373)	(98,826)
Purchase of marketable debt securities	—	(63,680)
Proceeds from real estate disposals	96,561	58,379
Proceeds from loans receivable	7,908	122
Capital expenditures	(7,184)	(12,174)
Other	—	322

Net cash provided by (used in) investing activities	66,184	(163,144)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(291,456)	(172,216)
Proceeds from debt	304,202	10,359
Repayment of debt	(555,290)	(83,146)
Payment of deferred financing costs	(13,422)	(655)
Issuance of common stock, net	299,201	408,540
Cash distribution to common stockholders	(234,086)	(215,381)
Contributions from noncontrolling interest	635	—
Distributions to noncontrolling interest	(7,496)	(5,332)
Other	2,003	6,952

Net cash used in financing activities	(495,709)	(50,879)

Net (decrease) increase in cash and cash equivalents	(106,328)	87,785
Effect of foreign currency translation on cash and cash equivalents	405	(196)
Cash and cash equivalents at beginning of period	176,812	28,334

Cash and cash equivalents at end of period	$70,889	$115,923

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$8,455	$38,578
Other assets	(9,294)	521
Debt assumed	—	34,629
Deferred taxes	—	650
Other liabilities	(1,886)	3,571
Noncontrolling interest	1,047	249

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2009, this portfolio consisted of 501 assets: 243 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of September 30, 2009.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (the “Commission”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three- and nine-month periods ended September 30, 2009 are not necessarily an indication of the results that may be expected for the year ending December 31, 2009. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on August 7, 2009. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Certain of our leases, excluding our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) (the “Kindred Master Leases”) but including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured. In the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $75.4 million and $68.2 million at September 30, 2009 and December 31, 2008, respectively.

Certain of our other leases, including the Kindred Master Leases, provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and other income when all of the following criteria are met: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Resident fees and services are recognized as services are provided. Move-in fees, a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Recently Adopted Accounting Standards

On January 1, 2008, we adopted FASB guidance which defines fair value and provides direction for measuring fair value and providing the necessary disclosures. The guidance does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on an entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We determined the valuation of our current investments in marketable securities, which are included in other assets on our Consolidated Balance Sheets, using level one inputs, which utilize quoted prices in active markets for identical assets or liabilities that we have the ability to access. Additionally, we determined the valuation allowance for loan losses based on level three inputs.

On January 1, 2009, we adopted additional FASB guidance related to fair value, which delayed the requirements related to the valuation of nonfinancial assets and liabilities. The adoption did not have a material impact on our Consolidated Financial Statements.

On January 1, 2009, we adopted FASB guidance related to business combinations, which requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and that acquisition-related restructuring costs be capitalized only if they meet certain criteria. This guidance did not have a material impact on our Consolidated Financial Statements at the time of adoption. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in merger-related expenses and deal costs on our Consolidated Statements of Income for the three and nine months ended September 30, 2009.

On January 1, 2009, we adopted FASB guidance which changes the reporting for minority interests, which now must be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income attributable to common stockholders. As the ownership of a controlled subsidiary increases or decreases, any difference between the consideration paid and the adjustment to the noncontrolling interest balance must be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. As required, all prior year amounts have been reclassified to reflect our adoption of this guidance.

On January 1, 2009, we adopted FASB guidance relating to convertible debt instruments that may be settled in cash upon conversion. The guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As required, all prior year amounts have been restated to reflect our adoption of this guidance. As a result of the adoption, interest expense increased and net income decreased by $1.0 million ($0.01 per diluted share) and $0.9 million ($0.01 per diluted share) for the three months ended September 30, 2009 and 2008, respectively, and $2.9 million ($0.02 per diluted share) and $2.7 million ($0.02 per diluted share) for the nine months ended September 30, 2009 and 2008, respectively, and total equity increased by $12.1 million at December 31, 2008.

In April 2009, the FASB issued guidance relating to the recognition and presentation of other-than-temporary impairments, which requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when there are credit losses associated with the security that management asserts that it does not have an intent to sell, and it is more likely than not that the entity will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt this guidance during the second quarter of 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued additional guidance relating to fair value determinations. If an entity determines that there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt this guidance effective January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued guidance relating to the disclosure of fair value information in interim and annual financial statements. This guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We adopted this guidance during the second quarter of 2009.

In May 2009, the FASB issued guidance relating to subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. We are required to disclose the date through which we have evaluated subsequent events and transactions and the basis for that date. We adopted this guidance during the second quarter of 2009. The adoption did not have any effect on our Consolidated Financial Statements. We have evaluated disclosure of subsequent events and transactions through the time of filing on November 4, 2009 for this Quarterly Report on Form 10-Q.

On July 1, 2009, the FASB launched the ASC, which changes U.S. GAAP from a standards-based model to a topical-based model. The topics are organized by ASC number and are updated with an Accounting Standards Update. The ASC is the single source of nongovernmental authoritative U.S. GAAP for interim and annual periods ending after September 15, 2009. The ASC did not have any impact on our Consolidated Financial Statements as it does not change the accounting of or disclosure for transactions, only how U.S. GAAP guidance is catalogued and referenced.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2009, approximately 39.3%, 22.2% and 14.3% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living (whose subsidiaries include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”)) and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 75.0% and 12.8%, respectively, of our portfolio, based on the gross book value of real estate investments, as of September 30, 2009. Our properties are located in 43 states and two Canadian provinces, with properties in only two states accounting for 10% or more of total revenues during the nine months ended September 30, 2009.

Triple-Net Leased Properties

Approximately 26.5% and 25.5% of our total revenues and 38.6% and 38.1% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the nine months ended September 30, 2009 and 2008, respectively, were derived from the Kindred Master Leases. The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have initial primary terms ranging from ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2015, its leases covering all 109 assets owned by us (one of which we subsequently sold in June 2009 (see “Note 4—Dispositions”)) whose initial base term will expire on April 30, 2010.

The lease term for each of ten bundles will expire on April 30, 2013 unless Kindred provides us with a renewal notice with respect to those individual bundles on or before April 30, 2012. The ten bundles expiring in 2013 contain an aggregate of 89 assets currently representing approximately $117 million of annual base rent. Each of these bundles covers not less than six assets, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for any assets that are not renewed until expiration of the term on April 30, 2013, including without limitation, payment of all rental amounts. For any bundles not renewed, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. In addition, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties not renewed to another operator. We cannot assure you, if Kindred does not renew one or more bundles, that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all.

Approximately 12.9% and 12.8% of our total revenues and 19.1% and 19.3% of our total NOI (including amounts in discontinued operations) for the nine months ended September 30, 2009 and 2008, respectively, were derived from our lease agreements with Brookdale Senior Living. Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 or October 19, 2004, and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004, and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all of Brookdale’s and Alterra’s obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and are each a significant source of our total revenues and operating income, their financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, as well as their willingness to renew those leases upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of the initial base terms or any renewal terms thereof.

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

Senior Living Operations

We are party to long-term management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 44.5% and 45.7% of our total revenues and 18.0% and 20.3% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”) (including amounts in discontinued operations) for the nine months ended September 30, 2009 and 2008, respectively, were attributable to senior living operations managed by Sunrise.

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

NOTE 4—DISPOSITIONS

We present separately, as discontinued operations, in all periods presented the results of operations for all long-lived assets disposed of or held for sale.

2009 Dispositions

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of a $55.7 million aggregate sale price and a $2.3 million lease termination fee. The proceeds from the sale are currently being held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a net gain from the sale of these assets of $38.9 million in the second quarter of 2009.

During the first quarter of 2009, we sold five seniors housing assets, one hospital and one MOB to the existing tenants for an aggregate sale price (before expenses) of $95.5 million. We recognized a net gain from the sales of these assets of $27.8 million in the first quarter of 2009.

2008 Dispositions

In December 2008, we sold five seniors housing communities to the existing tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in the fourth quarter of 2008, $8.3 million of which was deferred due to a $10.0 million loan we made to the buyer in conjunction with the sale and will be recognized over a period of three years from the date of sale. We recognized $0.1 million and $0.4 million, respectively, of the gain during the three and nine months ended September 30, 2009.

In April 2008, we sold seven properties for an aggregate sale price of $69.1 million. We recognized a net gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the existing tenant of $1.6 million.

Set forth below is a summary of the results of operations for the three- and nine-month periods ended September 30, 2009 and 2008 with respect to the properties sold during the nine months ended September 30, 2009 and the year ended December 31, 2008:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
Rental income	$—	$4,426	$3,360	$15,454
Interest and other income	—	24	2,423	1,683

	—	4,450	5,783	17,137
Expenses:
Interest	—	1,923	1,173	6,672
Depreciation and amortization	—	972	269	3,820

	—	2,895	1,442	10,492

Income before gain on sale of real estate assets	—	1,555	4,341	6,645
Gain on sale of real estate assets	120	—	67,011	25,869

Discontinued operations	$120	$1,555	$71,352	$32,514

NOTE 5—INTANGIBLES

At September 30, 2009, net intangible assets consisted of above market resident leases ($1.5 million), in-place resident leases ($4.9 million) and other intangibles ($2.3 million). At December 31, 2008, net intangible assets consisted of above market resident leases ($1.6 million), in-place resident leases ($5.3 million) and other intangibles ($2.1 million). The weighted average amortization period of intangible assets at September 30, 2009 was approximately three years.

At September 30, 2009 and December 31, 2008, net intangible liabilities, comprised of below market resident leases, were $1.9 million and $2.3 million, respectively. The weighted average amortization period of intangible liabilities at September 30, 2009 was approximately three years.

NOTE 6—LOANS RECEIVABLE

As of December 31, 2008, we held a receivable for three outstanding first mortgage loans (the “Sunwest Loans”) in the aggregate principal amount of $20.0 million. These loans, made in 2005, originally accrued interest at a non-default annual rate of 9%. During the third quarter of 2008, the borrowers defaulted on certain of their obligations under the Sunwest Loans, including the monthly payment of principal and interest to us. The Sunwest Loans were originally secured by four seniors housing communities containing approximately 300 units and were jointly and severally guaranteed by Sunwest Management, Inc. (“Sunwest”) and two of its principals. Receivers were appointed at, and we initiated foreclosure actions on, each asset securing the Sunwest Loans during 2008. We also commenced a collection and enforcement action against the guarantors. During 2008, we recorded a provision for loan losses on the Sunwest Loans of $6.0 million, which was based on estimated discounted cash flows and other valuation metrics, including the fair value of the collateral.

The foreclosure of two seniors housing communities securing one of the Sunwest Loans is currently stayed by receivership proceedings instituted by the Commission involving Sunwest and the other guarantors. Our collection and enforcement action against the Sunwest guarantors was dismissed without prejudice due to the receivership proceedings, but may be reinstated by us at anytime.

On September 30, 2009, we completed the non-judicial foreclosure of a seniors housing community located in Merced, California related to one of the Sunwest Loans. Immediately upon foreclosure, we sold the property to an affiliate of one of our existing tenants for approximately $6.3 million. In connection with the sale, we provided $5.0 million of first mortgage financing to the purchaser, secured by, among other things, the property, and received cash consideration of $1.2 million after expenses. The loan matures in September 2012, bears interest at a variable rate of 30-day LIBOR plus 6.5% per annum and is guaranteed by our tenant. We did not recognize any gain or loss as a result of this transaction. The net carrying value of the remaining two Sunwest Loans at September 30, 2009 was $8.8 million.

Although we cannot give any assurances regarding the value of our recovery on the collateral for the remaining Sunwest Loans, we currently expect that the estimated fair value of the foreclosed assets, if foreclosure proceedings are successful, will approximate the current net carrying value. If foreclosure proceedings are successful, we may take ownership of the seniors housing communities and engage healthcare operators to operate them under a management or lease arrangement, or we may sell one or more of the properties.

NOTE 7—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Unsecured revolving credit facilities	$9,713	$300,207
8 3/4% Senior Notes due 2009	—	49,807
6 3/4% Senior Notes due 2010	1,375	122,980
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	191,821
6 5/8% Senior Notes due 2014	71,654	175,000
7 1/8% Senior Notes due 2015	142,669	170,000
6 1/2% Senior Notes due 2016	400,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,485,268	1,474,325

Total	2,648,112	3,139,140
Unamortized fair value adjustment	12,337	14,256
Unamortized commission fees and discounts	(45,307)	(16,398)

Senior notes payable and other debt	$2,615,142	$3,136,998

As of September 30, 2009, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2009	$14,620	$—	$8,134	$22,754
2010	169,946	—	26,946	196,892
2011	288,511	—	25,533	314,044
2012	388,937	9,713	21,953	420,603
2013	150,962	—	16,364	167,326
Thereafter	1,454,187	—	72,306	1,526,493

Total maturities	$2,467,163	$9,713	$171,236	$2,648,112

(1)	At September 30, 2009, we had $70.9 million of unrestricted cash and cash equivalents and $55.7 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for cash available of $116.9 million, net of amounts outstanding on our unsecured revolving credit facilities.

The principal amounts due at maturity above reflect our intent to extend $9.4 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

As of September 30, 2009, our joint venture partners’ share of total debt was $159.9 million.

Unsecured Revolving Credit Facilities

In March 2009, we amended the terms of our unsecured revolving credit facilities to, among other things, extend the maturity of a portion of the borrowing capacity thereunder to April 26, 2012. In connection with the amendments, we increased our aggregate borrowing capacity under the unsecured revolving credit facilities to $867.0 million, of which $277.0 million matures on April 26, 2010 and $590.0 million matures in 2012 (the “2012 capacity”). The U.S. credit facility also includes an “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions.

In November 2009, we received commitments from two financial institutions that increased our 2012 capacity by $125.0 million, to $715.0 million from $590.0 million. The commitments also increased our aggregate borrowing capacity under our unsecured revolving credit facilities to $965.0 million. These commitments have closed, and the borrowing capacity under these commitments is currently available to us.

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At September 30, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee.

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

Debt Repayments, Purchases and Tender Offers

During the nine months ended September 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $0 and $6.1 million for the three and nine months ended September 30, 2009, respectively, related to these transactions.

We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $7.1 million and $82.6 million in mortgage debt during the three and nine months ended September 30, 2009, respectively.

We funded these repayments, purchases and tender offers with the net proceeds from the sale of the 2016 Notes, our concurrent offering of common stock and cash on hand. See “Note 11—Capital Stock.”

Mortgages

In June 2009, we closed a pool of sixteen first-mortgage loans aggregating $114.2 million, secured by thirteen of our seniors housing communities leased to Brookdale Senior Living and three of our seniors housing communities leased to another tenant. In October 2009, we closed the seventeenth and final first-mortgage loan in the pool in the amount of $17.9 million, secured by an additional seniors housing community leased to Brookdale Senior Living, bringing the total aggregate principal amount of the seventeen-property loan pool to $132.1 million. These loans mature in July 2019, and the total weighted average fixed interest rate for the pool is 6.68% per annum.

In October 2009, we closed a first-mortgage loan in the original principal amount of $40.5 million, secured by one of our seniors housing communities leased to another tenant. The loan matures in November 2014 and bears interest at a fixed rate of 5.14% per annum.

NOTE 8—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of September 30, 2009 and December 31, 2008, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$70,889	$70,889	$176,812	$176,812
Loans receivable, net	125,410	120,048	123,289	111,942
Marketable debt securities	67,800	67,800	51,550	51,550
Senior notes payable and other debt, gross	(2,648,112)	(2,582,815)	(3,139,140)	(2,949,268)

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

At September 30, 2009, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $65.3 million and $67.8 million, respectively. At December 31,

2008, these securities had an aggregate amortized cost basis and fair value of $64.4 million and $51.6 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to maturity.

NOTE 9—LITIGATION

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

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We asserted claims of tortious interference with contract and tortious interference with prospective business advantage. Our complaint alleged that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleged, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price above the original contract price necessary to obtain unitholder approval and the delay in closing the acquisition, as well as the negative movements in the foreign currency exchange rates and the per share price of our common equity during such delay. We sought substantial monetary relief and punitive damages against HCP. On July 2, 2007, HCP filed its response to our complaint, along with a motion to dismiss the lawsuit. On December 19, 2007, the District Court denied HCP’s motion to dismiss.

On April 8, 2008, HCP filed a motion requesting permission from the District Court to add a counterclaim against us. The counterclaim alleged that Sunrise REIT failed to conduct a fair sale process when it put itself up for sale in 2006 and that we, as the alleged successor to Sunrise REIT, were responsible for those actions. On July 25, 2008, the District Court granted HCP’s motion to amend its answer to include the counterclaim. HCP sought compensatory and punitive damages. On November 13, 2008, HCP filed a motion requesting permission to amend its counterclaim to assert an additional count for an alleged negligent misrepresentation made by Sunrise REIT for which HCP contended that we, as the alleged successor of Sunrise REIT, were responsible. On December 8, 2008, the District Court granted HCP permission to amend its counterclaim, subject to our right to file a motion challenging all of HCP’s counterclaims on the pleadings. On December 23, 2008, we filed a motion challenging all of HCP’s counterclaims on the pleadings. On March 25, 2009, the District Court granted us judgment on the pleadings against all counterclaims brought by HCP against us and dismissed HCP’s counterclaims with prejudice. On April 8, 2009, HCP filed a motion requesting permission from the District Court to file an amended pleading seeking to restate the counterclaims that the District Court dismissed on March 25, 2009. On May 26, 2009, the District Court denied HCP’s motion for leave to file a second amended counterclaim, confirming the dismissal of HCP’s counterclaims.

On July 16, 2009, the District Court denied HCP’s summary judgment motion as to our claim for tortious interference with business expectation, permitting us to present that claim against HCP at trial. The District Court granted HCP’s motion for summary judgment as to our claim for tortious interference with contract and dismissed that claim. The District Court also granted in part and denied in part our summary judgment motion to dismiss certain of HCP’s affirmative defenses. The District Court also ruled that we could not seek to recover a portion of our alleged damages.

On September 4, 2009, the jury unanimously held that HCP tortiously interfered with our business expectation to acquire Sunrise REIT at the agreed price by employing significantly wrongful means, which under the District Court’s jury instruction included conduct such as fraudulent misrepresentation, deceit and coercion. The jury awarded us $101.6 million in damages from HCP, which is the full amount of damages the District Court permitted us to seek at trial. On September 8, 2009, the District Court entered judgment on the jury’s verdict, awarding us damages of $101.6 million.

On September 22, 2009, HCP filed various post-trial motions with the District Court, including a motion requesting that the District Court overturn the jury’s verdict and enter judgment for HCP or, in the alternative, award HCP a new trial. This motion is currently pending before the District Court. We intend to contest HCP’s post-trial motions vigorously and believe they have no merit, although there can be no assurance of the outcome of the post-trial motions.

On September 22, 2009, we filed a motion requesting that the District Court award us approximately $20 million in pre-judgment interest and/or modify the award to increase it by approximately $4 million to reflect the currency rates in effect on September 8, 2009, the date of entry of the judgment.

If the District Court upholds the jury’s verdict and denies HCP’s post-trial motions, HCP has indicated that it intends to appeal. We intend to vigorously defend the jury’s verdict in any such appeal and to defend the District Court’s rulings against HCP; however, there can be no assurance of the outcome of any such appeal. In addition, we have the right to appeal or cross-appeal as to certain rulings of the District Court, including those that limited our damages at trial.

On October 7, 2009, the District Court ordered that execution of the judgment against HCP will be stayed, pending resolution of post-trial motions, only if HCP posts a bond or other approved security in the amount of $25 million. HCP posted a $25 million letter of credit in our favor on October 19, 2009. The District Court further ruled that, in the event it upholds the jury’s verdict in the post-trial proceedings, execution of the judgment will be stayed pending appeal only if HCP posts a bond or other approved security in the full amount of the judgment, which is currently $101.6 million.

Other Litigation

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation in connection with the operations of our seniors housing communities managed by Sunrise. It is the opinion of management that, except as set forth in this Note 9, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 10 —INCOME TAXES

Certain of our subsidiaries, such as the entities acquired or formed in connection with the Sunrise REIT acquisition, have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”) and, therefore, are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three- or nine-month periods ended September 30, 2009, federal income taxes of certain of these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as additional seniors housing communities are developed and occupied. Such increases could be significant.

The consolidated provision for income taxes for the three-month periods ended September 30, 2009 and 2008 was a deferred benefit of $0.4 million and $0.4 million, respectively, which was primarily due to the TRS entities. The deferred benefit for the three-month periods ended September 30, 2009 and 2008 was reduced by income tax expense of $0.4 million and $0.6 million, respectively, related to the noncontrolling interest share of net income. The consolidated provision for income taxes for the nine-month periods ended September 30, 2009 and 2008 was a deferred benefit of $1.4 million and $14.2 million, respectively, which was also primarily due to the TRS entities. The deferred benefit for the nine-month periods ended September 30, 2009 and 2008 was reduced by income tax expense of $1.3 million and $1.4 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2028.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $254.6 million and $257.5 million at September 30, 2009 and December 31, 2008, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2006 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2005 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT acquisition is not expected to be material.

NOTE 11—CAPITAL STOCK

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

In April 2009, we completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $299.7 million in net proceeds from the sale, which we used, together with our net proceeds from the sale of the 2016 Notes, to fund our cash tender offers with respect to the outstanding senior notes of the Issuers, to repay debt and for general corporate purposes. See “Note 7—Senior Notes Payable and Other Debt.”

NOTE 12—EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$49,685	$62,211	$141,062	$132,559
Discontinued operations	120	1,555	71,352	32,514

Net income attributable to common stockholders	$49,805	$63,766	$212,414	$165,073

Denominator:
Denominator for basic earnings per share—weighted average shares	156,250	140,759	151,309	138,433
Effect of dilutive securities:
Stock options	171	243	94	272
Restricted stock awards	95	21	36	23
Convertible notes	—	118	—	131

Denominator for diluted earnings per share—adjusted weighted average shares	156,516	141,141	151,439	138,859

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.32	$0.44	$0.93	$0.96
Discontinued operations	0.00	0.01	0.47	0.23

Net income attributable to common stockholders	$0.32	$0.45	$1.40	$1.19

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.32	$0.44	$0.93	$0.96
Discontinued operations	0.00	0.01	0.47	0.23

Net income attributable to common stockholders	$0.32	$0.45	$1.40	$1.19

NOTE 13—COMPREHENSIVE INCOME

Comprehensive income is comprised of the following:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income	$50,430	$64,806	$214,582	$167,136
Other comprehensive income:
Unrealized loss on interest rate swap	—	—	—	(600)
Foreign currency translation	13,475	(5,467)	20,424	(10,444)
Reclassification adjustment for realized loss on interest rate swap included in net income during the period	—	13	—	1,144
Unrealized gain (loss) on marketable debt securities	2,982	(2,542)	15,389	(2,681)
Other	34	—	356	—

Total other comprehensive income (loss)	16,491	(7,996)	36,169	(12,581)

Comprehensive income	66,921	56,810	250,751	154,555
Less: Income attributable to noncontrolling interest	625	1,040	2,168	2,063

Comprehensive income attributable to common stockholders	$66,296	$55,770	$248,583	$152,492

NOTE 14—SEGMENT INFORMATION

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

Our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, the MOB segment is not individually reported and is included in “All Other” because it does not meet the quantitative thresholds of disclosure at the current time.

We evaluate performance of the combined properties in each segment based on net operating income from continuing operations before interest (excluding income from loans and investments), income taxes, depreciation and amortization, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and deal costs, gains/losses on extinguishment of debt and noncontrolling interest. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended September 30, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,926	$—	$9,076	$126,002
Resident fees and services	—	106,515	—	106,515
Income from loans and investments	—	—	3,214	3,214
Interest and other income	44	3	52	99

Total revenues	$116,970	$106,518	$12,342	$235,830

Segment net operating income	$116,926	$33,384	$9,083	$159,393
Interest and other income	44	3	52	99
Interest expense	(21,221)	(21,500)	(939)	(43,660)
Depreciation and amortization	(29,984)	(17,174)	(3,191)	(50,349)
General, administrative and professional fees	—	—	(9,657)	(9,657)
Loss on extinguishment of debt	—	(32)	—	(32)
Merger-related expenses and deal costs	(11)	(5,805)	(78)	(5,894)

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	$65,754	$(11,124)	$(4,730)	$49,900

For the three months ended September 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$114,093	$—	$7,079	$121,172
Resident fees and services	—	108,610	—	108,610
Income from loans and investments	—	—	3,426	3,426
Interest and other income	1,466	40	407	1,913

Total revenues	$115,559	$108,650	$10,912	$235,121

Segment net operating income	$114,093	$35,206	$2,211	$151,510
Interest and other income	1,466	40	407	1,913
Interest expense	(26,290)	(23,493)	(962)	(50,745)
Depreciation and amortization	(29,876)	(18,035)	(2,086)	(49,997)
General, administrative and professional fees	—	—	(11,626)	(11,626)
Foreign currency gain	—	45	—	45
Loss on extinguishment of debt	(344)	—	—	(344)
Merger-related expenses and deal costs	—	(1,248)	—	(1,248)

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	$59,049	$(7,485)	$(12,056)	$39,508

For the nine months ended September 30, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$348,278	$—	$25,806	$374,084
Resident fees and services	—	312,853	—	312,853
Income from loans and investments	—	—	9,828	9,828
Interest and other income	209	12	272	493

Total revenues	$348,487	$312,865	$35,906	$697,258

Segment net operating income	$348,278	$97,726	$26,391	$472,395
Interest and other income	209	12	272	493
Interest expense	(64,203)	(66,851)	(2,888)	(133,942)
Depreciation and amortization	(90,032)	(50,112)	(8,753)	(148,897)
General, administrative and professional fees	—	—	(30,610)	(30,610)
Foreign currency loss	—	(31)	—	(31)
Loss on extinguishment of debt	(6,012)	—	(68)	(6,080)
Merger-related expenses and deal costs	(185)	(11,160)	(105)	(11,450)

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	$188,055	$(30,416)	$(15,761)	$141,878

For the nine months ended September 30, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$339,515	$—	$19,378	$358,893
Resident fees and services	—	323,648	—	323,648
Income from loans and investments	—	—	5,373	5,373
Interest and other income	2,057	306	1,166	3,529

Total revenues	$341,572	$323,954	$25,917	$691,443

Segment net operating income	$339,515	$106,655	$11,247	$457,417
Interest and other income	2,057	306	1,166	3,529
Interest expense	(79,839)	(71,479)	(2,609)	(153,927)
Depreciation and amortization	(90,154)	(81,099)	(5,707)	(176,960)
General, administrative and professional fees	—	—	(29,493)	(29,493)
Foreign currency gain	—	151	—	151
(Loss) gain on extinguishment of debt	(539)	79	—	(460)
Merger-related expenses and deal costs	—	(3,128)	—	(3,128)

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	$171,040	$(48,515)	$(25,396)	$97,129

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009		2008
	(In thousands)
Capital expenditures:
Triple-net leased properties	$101	$6,263	$10,249	(1)	$11,363
Senior living operations	2,762	4,813	5,361		7,304
All other expenditures	4,663	37,545	24,597		40,794

Total capital expenditures	$7,526	$48,621	$40,207		$59,461

(1)	Includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Revenues:
United States	$216,679	$215,383	$643,852	$633,240
Canada	19,151	19,738	53,406	58,203

Total revenues	$235,830	$235,121	$697,258	$691,443

	September 30, 2009	December 31, 2008
	(In thousands)
Long-lived assets:
United States	$4,665,068	$4,729,379
Canada	415,459	443,560

Total long-lived assets	$5,080,527	$5,172,939

NOTE 15—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the outstanding senior notes of the Issuers. Ventas Capital is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our outstanding convertible senior notes. In April 2009, ElderTrust Operating Limited Partnership (“ETOP”), of which we owned substantially all of the partnership units, was liquidated and dissolved. Accordingly, the financial results of ETOP and its direct and indirect wholly owned subsidiaries are no longer separately reported but are now included among the Subsidiary Guarantors. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the senior convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible senior notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2009 and December 31, 2008 and for the three- and nine-month periods ended September 30, 2009 and 2008:

CONDENSED CONSOLIDATING BALANCE SHEET

As of September 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,658	$2,181,855	$779,461	$2,234,963	$—	$5,205,937
Cash and cash equivalents	—	5,448	17,968	47,473	—	70,889
Escrow deposits and restricted cash	215	9,509	67,225	19,528	—	96,477
Deferred financing costs, net	1,336	1,462	14,647	10,359	—	27,804
Investment in and advances to affiliates	1,169,788	—	1,238,007	—	(2,407,795)	—
Other	19	66,690	86,532	32,962	—	186,203

Total assets	$1,181,016	$2,264,964	$2,203,840	$2,345,285	$(2,407,795)	$5,587,310

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$219,810	$372,881	$888,015	$1,134,436	$—	$2,615,142
Intercompany loans	(44,737)	464,137	(419,400)	—	—	—
Deferred revenue	5	495	2,371	1,757	—	4,628
Accrued interest	(2,585)	4,137	28,731	5,198	—	35,481
Accounts payable and other accrued liabilities	15,130	61,113	37,387	61,495	—	175,125
Deferred income taxes	254,622	—	—	—	—	254,622

Total liabilities	442,245	902,763	537,104	1,202,886	—	3,084,998
Total equity	738,771	1,362,201	1,666,736	1,142,399	(2,407,795)	2,502,312

Total liabilities and equity	$1,181,016	$2,264,964	$2,203,840	$2,345,285	$(2,407,795)	$5,587,310

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,144	$2,220,757	$812,954	$2,252,373	$—	$5,296,228
Cash and cash equivalents	—	10,325	144,918	21,569	—	176,812
Escrow deposits and restricted cash	216	9,792	19,555	26,303	—	55,866
Deferred financing costs, net	1,752	687	11,243	8,350	—	22,032
Investment in and advances to affiliates	1,170,475	9,039	1,119,378	—	(2,298,892)	—
Other	11	58,998	84,612	76,859	—	220,480

Total assets	$1,182,598	$2,309,598	$2,192,660	$2,385,454	$(2,298,892)	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$216,518	$496,174	$1,351,526	$1,072,780	$—	$3,136,998
Intercompany loans	(940)	488,555	(513,602)	25,987	—	—
Deferred revenue	11	554	3,617	2,875	—	7,057
Accrued interest	—	1,928	15,721	4,282	—	21,931
Accounts payable and other accrued liabilities	12,578	68,272	26,019	61,329	—	168,198
Deferred income taxes	257,499	—	—	—	—	257,499

Total liabilities	485,666	1,055,483	883,281	1,167,253	—	3,591,683
Total equity	696,932	1,254,115	1,309,379	1,218,201	(2,298,892)	2,179,735

Total liabilities and equity	$1,182,598	$2,309,598	$2,192,660	$2,385,454	$(2,298,892)	$5,771,418

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$593	$40,978	$69,591	$14,840	$—	$126,002
Resident fees and services	—	27,813	—	78,702	—	106,515
Income from loans and investments	—	—	3,214	—	—	3,214
Equity earnings in affiliates	49,103	446	—	—	(49,549)	—
Interest and other income	—	1	92	6	—	99

Total revenues	49,696	69,238	72,897	93,548	(49,549)	235,830

Expenses:
Interest	1,078	5,667	20,668	16,247	—	43,660
Depreciation and amortization	164	21,481	10,079	18,625	—	50,349
Property-level operating expenses	—	20,613	125	55,600	—	76,338
General, administrative and professional fees	(12)	3,609	4,747	1,313	—	9,657
Foreign currency (gain) loss	(49)	47	26	8	—	32
Merger-related expenses and deal costs	—	5,804	90	—	—	5,894
Intercompany interest	(880)	8,201	(7,321)	—	—	—

Total expenses	301	65,422	28,414	91,793	—	185,930

Income before income taxes, discontinued operations and noncontrolling interest	49,395	3,816	44,483	1,755	(49,549)	49,900
Income tax benefit	410	—	—	—	—	410

Income from continuing operations	49,805	3,816	44,483	1,755	(49,549)	50,310
Discontinued operations	—	—	120	—	—	120

Net income	49,805	3,816	44,603	1,755	(49,549)	50,430
Net (loss) income attributable to noncontrolling interest, net of tax	—	(387)	—	1,012	—	625

Net income attributable to common stockholders	$49,805	$4,203	$44,603	$743	$(49,549)	$49,805

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended September 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$577	$40,337	$67,667	$12,591	$—	$121,172
Resident fees and services	—	28,808	—	79,802	—	108,610
Income from loans and investments	—	—	3,426	—	—	3,426
Equity earnings in affiliates	42,111	1,373	—	—	(43,484)	—
Interest and other income	19	21	1,817	56	—	1,913

Total revenues	42,707	70,539	72,910	92,449	(43,484)	235,121

Expenses:
Interest	970	9,342	26,798	13,635	—	50,745
Depreciation and amortization	162	22,647	9,985	17,203	—	49,997
Property-level operating expenses	—	19,970	6,091	55,637	—	81,698
General, administrative and professional fees	1,548	3,379	5,737	962	—	11,626
Foreign currency loss (gain)	8	(53)	—	—	—	(45)
Loss (gain) on extinguishment of debt	—	2	344	(2)	—	344
Merger-related expenses and deal costs	—	1,248	—	—	—	1,248
Intercompany interest	(4)	12,066	(12,307)	245	—	—

Total expenses	2,684	68,601	36,648	87,680	—	195,613

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	40,023	1,938	36,262	4,769	(43,484)	39,508
Reversal of contingent liability	23,328	—	—	—	—	23,328
Income tax benefit	415	—	—	—	—	415

Income from continuing operations	63,766	1,938	36,262	4,769	(43,484)	63,251
Discontinued operations	—	(4)	1,219	340	—	1,555

Net income	63,766	1,934	37,481	5,109	(43,484)	64,806
Net (loss) income attributable to noncontrolling interest, net of tax	—	(582)	—	1,622	—	1,040

Net income attributable to common stockholders	$63,766	$2,516	$37,481	$3,487	$(43,484)	$63,766

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,758	$118,433	$206,451	$47,442	$—	$374,084
Resident fees and services	—	80,569	—	232,284	—	312,853
Income from loans and investments	—	—	9,828	—	—	9,828
Equity earnings in affiliates	210,663	1,857	—	—	(212,520)	—
Interest and other income	—	(4)	470	27	—	493

Total revenues	212,421	200,855	216,749	279,753	(212,520)	697,258

Expenses:
Interest	3,219	16,894	68,086	45,743	—	133,942
Depreciation and amortization	488	61,892	30,332	56,185	—	148,897
Property-level operating expenses	—	58,533	359	165,478	—	224,370
General, administrative and professional fees	77	11,233	15,573	3,727	—	30,610
Foreign currency (gain) loss	(44)	59	18	(2)	—	31
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	11,155	295	—	—	11,450
Intercompany interest	(2,381)	30,114	(27,735)	2	—	—

Total expenses	1,359	189,880	92,940	271,201	—	555,380

Income before income taxes, discontinued operations and noncontrolling interest	211,062	10,975	123,809	8,552	(212,520)	141,878
Income tax benefit	1,352	—	—	—	—	1,352

Income from continuing operations	212,414	10,975	123,809	8,552	(212,520)	143,230
Discontinued operations	—	(1,866)	61,857	11,361	—	71,352

Net income	212,414	9,109	185,666	19,913	(212,520)	214,582
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,302)	—	3,470	—	2,168

Net income attributable to common stockholders	$212,414	$10,411	$185,666	$16,443	$(212,520)	$212,414

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Nine Months Ended September 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,718	$113,604	$201,109	$42,462	$—	$358,893
Resident fees and services	—	85,892	—	237,756	—	323,648
Income from loans and investments	—	—	5,373	—	—	5,373
Equity earnings in affiliates	133,497	4,156	—	—	(137,653)	—
Interest and other income	56	157	3,029	287	—	3,529

Total revenues	135,271	203,809	209,511	280,505	(137,653)	691,443

Expenses:
Interest	2,839	27,019	81,046	43,023	—	153,927
Depreciation and amortization	486	71,434	30,614	74,426	—	176,960
Property-level operating expenses	—	58,555	6,387	165,555	—	230,497
General, administrative and professional fees	4,514	9,948	11,901	3,130	—	29,493
Foreign currency gain	(1)	(89)	—	(61)	—	(151)
Loss (gain) on extinguishment of debt	—	31	537	(108)	—	460
Merger-related expenses and deal costs	—	3,128	—	—	—	3,128
Intercompany interest	(146)	36,223	(36,779)	702	—	—

Total expenses	7,692	206,249	93,706	286,667	—	594,314

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	127,579	(2,440)	115,805	(6,162)	(137,653)	97,129
Reversal of contingent liability	23,328	—	—	—	—	23,328
Income tax benefit	14,165	—	—	—	—	14,165

Income (loss) from continuing operations	165,072	(2,440)	115,805	(6,162)	(137,653)	134,622
Discontinued operations	—	39	31,669	806	—	32,514

Net income (loss)	165,072	(2,401)	147,474	(5,356)	(137,653)	167,136
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,487)	—	3,550	—	2,063

Net income (loss) attributable to common stockholders	$165,072	$(914)	$147,474	$(8,906)	$(137,653)	$165,073

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,173	$70,485	$189,744	$61,795	$—	$323,197

Net cash provided by (used in) investing activities	—	58,047	35,854	(27,717)	—	66,184

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(41,216)	(250,240)	—	—	(291,456)
Proceeds from debt	—	—	166,000	138,202	—	304,202
Repayment of debt	—	(89,836)	(411,473)	(53,981)	—	(555,290)
Net change in intercompany debt	(43,797)	(11,769)	78,856	(23,290)	—	—
Payment of deferred financing costs	—	(986)	(8,840)	(3,596)	—	(13,422)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution (to) from affiliates	(24,494)	10,777	72,744	(59,027)	—	—
Cash distribution to common stockholders	(234,086)	—	—	—	—	(234,086)
Contributions from noncontrolling interest	—	—	—	635	—	635
Distributions to noncontrolling interest	—	(379)	—	(7,117)	—	(7,496)
Other	2,003	—	—	—	—	2,003

Net cash used in financing activities	(1,173)	(133,409)	(352,953)	(8,174)	—	(495,709)

Net (decrease) increase in cash and cash equivalents	—	(4,877)	(127,355)	25,904	—	(106,328)
Effect of foreign currency translation on cash and cash equivalents	—	—	405	—	—	405
Cash and cash equivalents at beginning of period	—	10,325	144,918	21,569	—	176,812

Cash and cash equivalents at end of period	$—	$5,448	$17,968	$47,473	$—	$70,889

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Nine Months Ended September 30, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(7,016)	$49,527	$138,825	$120,472	$—	$301,808
Net cash used in investing activities	(52)	(34,708)	(109,480)	(18,904)	—	(163,144)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(22,916)	(149,300)	—	—	(172,216)
Proceeds from debt	—	—	—	10,359	—	10,359
Repayment of debt	—	(51,102)	(18,508)	(13,536)	—	(83,146)
Net change in intercompany debt	43,636	(37,984)	(2,333)	(3,319)	—	—
Payment of deferred financing costs	—	(632)	(395)	372	—	(655)
Issuance of common stock, net	408,540	—	—	—	—	408,540
Cash distribution (to) from affiliates	(236,703)	111,223	224,961	(99,481)	—	—
Cash distribution to common stockholders	(215,357)	(24)	—	—	—	(215,381)
Distributions to noncontrolling interest	—	—	—	(5,332)	—	(5,332)
Other	6,952	(1,332)	—	1,332	—	6,952

Net cash provided by (used in) financing activities	7,068	(2,767)	54,425	(109,605)	—	(50,879)

Net increase (decrease) in cash and cash equivalents	—	12,052	83,770	(8,037)	—	87,785
Effect of foreign currency translation on cash and cash equivalents	—	—	(196)	—	—	(196)
Cash and cash equivalents at beginning of period	—	6,040	494	21,800	—	28,334

Cash and cash equivalents at end of period	$—	$18,092	$84,068	$13,763	$—	$115,923

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2009;

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

•

Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;

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

Kindred, Sunrise and Brookdale Senior Living Information

Each of Kindred, Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Sunrise and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Sunrise or Brookdale Senior Living, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Sunrise or Brookdale Senior Living. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Sunrise’s or Brookdale Senior Living’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Sunrise’s and Brookdale Senior Living’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Sunrise’s and Brookdale Senior Living’s publicly available filings from the Commission.

Background Information

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2009, this portfolio consisted of 501 assets: 243 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 31 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies as of September 30, 2009.

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

As of September 30, 2009, approximately 39.3%, 22.2% and 14.3% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 44.5%, 12.9% and 26.5% of our total revenues and 20.5%, 19.1% and 38.6% of our total net operating income (“NOI”) (including amounts in discontinued operations) for the nine months ended September 30, 2009 were attributable to senior living operations managed by Sunrise, our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Seniors housing communities and skilled nursing facilities constituted approximately 75.0% and 12.8%, respectively, of our portfolio, based on the gross book value of real estate investments, as of September 30, 2009.

Recent Developments

Sunwest Update

On September 30, 2009, we completed the non-judicial foreclosure of a seniors housing community located in Merced, California related to one of our outstanding first mortgage loans to an affiliate of Sunwest Management, Inc. (the “Sunwest Loans”). The property was placed in state court receivership on December 1, 2008 as a result of default by the borrowers on certain of their obligations under the Sunwest Loans. Immediately upon foreclosure, we completed the sale of the property to an affiliate of one of our existing tenants for approximately $6.3 million. In connection with the sale, we provided $5.0 million of first mortgage financing to the purchaser, secured by, among other things, the property, and received cash consideration of $1.2 million after expenses. The loan matures in September 2012, bears interest at a variable rate of 30-day LIBOR plus 6.5% per annum and is guaranteed by our tenant. We did not recognize any gain or loss as a result of this transaction.

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

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of $55.7 million aggregate sales price and a $2.3 million lease termination fee. The proceeds from the sale are currently being held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a net gain on the sale of these assets of $38.9 million in the second quarter of 2009. Upon closing, each of the six facilities sold was removed from the Kindred Master Leases. One of the assets sold was included among the assets whose base term was renewed by Kindred to 2015 and the remaining five assets sold had lease terms expiring April 30, 2013.

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

Debt Repayments, Purchases and Tender Offers

During the nine months ended September 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $0 and $6.1 million for the three and nine months ended September 30, 2009, respectively, related to these transactions.

We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $7.1 million and $82.6 million in mortgage debt during the three and nine months ended September 30, 2009, respectively.

We funded these repayments, purchases and tender offers with the net proceeds from the sale of the 2016 Notes, our concurrent offering of common stock and cash on hand. See “Note 11—Capital Stock” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Government Regulation

Medicare Reimbursement; Long-Term Acute Care Hospitals

On July 31, 2009, CMS placed on public display for August 27, 2009 publication its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2010 fiscal year (October 1, 2009 through September 30, 2010), including setting the LTAC PPS standard federal payment rate for long-term acute care hospitals. CMS estimates that net payments to long-term acute care hospitals under the final rule would increase by approximately 3.3% in fiscal year 2010.

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

Healthcare Reform

There are currently pending various comprehensive reform initiatives that could transform the healthcare system in the United States. Both the U.S. House of Representatives and the U.S. Senate are considering reform bills that address a number of issues, including healthcare cost-saving measures. Many of the proposals could or would affect private healthcare programs. Future healthcare reform or legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”), which requires us to make estimates and judgments about future events that affect the reported amounts in the financial statements and the related disclosures. We base estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. These judgments affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. If our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions. In the event estimates or assumptions prove to be different from actual results, adjustments are made in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the Commission on August 7, 2009.

Results of Operations

Three Months Ended September 30, 2009 and 2008

The table below shows our results of operations for the three months ended September 30, 2009 and 2008 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Three Months Ended September 30,		Change
	2009	2008	$	%
Revenues:
Rental income	$126,002	$121,172	$4,830	4.0%
Resident fees and services	106,515	108,610	(2,095)	(1.9)
Income from loans and investments	3,214	3,426	(212)	(6.2)
Interest and other income	99	1,913	(1,814)	(94.8)

Total revenues	235,830	235,121	709	0.3
Expenses:
Interest	43,660	50,745	(7,085)	(14.0)
Depreciation and amortization	50,349	49,997	352	0.7
Property-level operating expenses	76,338	81,698	(5,360)	(6.6)
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,078 and $3,326 for the three months ended 2009 and 2008, respectively)	9,657	11,626	(1,969)	(16.9)
Foreign currency loss (gain)	32	(45)	77	> 100
Loss on extinguishment of debt	—	344	(344)	nm
Merger-related expenses and deal costs	5,894	1,248	4,646	> 100

Total expenses	185,930	195,613	(9,683)	(5.0)

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	49,900	39,508	10,392	26.3
Reversal of contingent liability	—	23,328	(23,328)	nm
Income tax benefit	410	415	(5)	(1.2)

Income from continuing operations	50,310	63,251	(12,941)	(20.5)
Discontinued operations	120	1,555	(1,435)	(92.3)

Net income	50,430	64,806	(14,376)	(22.2)
Net income attributable to noncontrolling interest, net of tax	625	1,040	(415)	(39.9)

Net income attributable to common stockholders	$49,805	$63,766	$(13,961)	(21.9)%

nm—not meaningful

Revenues

The increase in our third quarter 2009 rental income over the same period in 2008 primarily reflects $1.5 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2009, $1.9 million in additional rent from the MOBs and a skilled nursing facility we acquired during 2008 and 2009, a rent reset increase of $0.5 million on four seniors housing communities and three skilled nursing facilities and various other escalations in the rent paid on our other existing properties. Rental income included in discontinued operations was $0 and $4.4 million for the three months ended September 30, 2009 and 2008, respectively.

Revenues related to our triple-net leased properties segment are received directly from the tenant based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain thresholds). Therefore, while occupancy information is relevant to the operations of our triple-net leased properties, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties.

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during the third quarter of 2009 over the same period in 2008 can be attributed primarily to the movements in the Canadian dollar exchange rate, which had an unfavorable impact of $1.1 million in 2009, and lower average occupancy. Average occupancy rates related to these properties were as follows:

	Number of Communities		Average Resident Occupancy
			For the Three Months Ended September 30,
	2009	2008	2009	2008
Stabilized Communities	78	76	88.1%	91.5%
Lease-Up Communities	1	3	72.0%	59.1%

Total	79	79	87.6%	89.7%

Same-Store Stabilized Communities	76	76	88.3%	91.5%

The decrease in our third quarter 2009 interest and other income over the same period in 2008 is primarily due to the resolution in September 2008 of a legal dispute and higher interest rates earned on cash balances in 2008.

Expenses

Interest expense included in discontinued operations was $0 and $1.9 million for the three months ended September 30, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $9.0 million in 2009 over 2008, primarily due to a $0.7 million reduction in interest from lower effective interest rates and an $8.7 million reduction in interest from lower loan balances. Interest expense includes $1.9 million and $1.7 million of amortized deferred financing fees for the three months ended September 30, 2009 and 2008, respectively. Our effective interest rate decreased to 6.6% for the three months ended September 30, 2009, from 6.7% for the same period in 2008. Movements in the Canadian dollar exchange rate had a favorable impact on interest expense of $0.1 million for the three months ended September 30, 2009, compared to the same period in 2008.

Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs. These expenses decreased in the third quarter of 2009 primarily due to a $6.0 million loans receivable valuation allowance recorded in the third quarter of 2008 and movements in the Canadian dollar exchange rate, which had a favorable impact of $0.8 million in 2009.

The decrease in our third quarter 2009 general, administrative and professional fees over the same period in 2008 is a result of dead deal costs recorded in the third quarter of 2008.

The loss on extinguishment of debt for the three months ended September 30, 2008 primarily represents the purchase of $12.6 million principal amount of our 8 3/4% senior notes due 2009 in open market transactions for a premium. No such purchases were made during the three months ended September 30, 2009.

Merger-related expenses and deal costs include expenses relating to our litigation with HCP, Inc. (“HCP”) arising out of our 2007 acquisition of the assets of Sunrise Senior Living REIT (“Sunrise REIT”) and deal costs now required by U.S. GAAP to be expensed rather than capitalized into asset cost.

Other

We had a $23.3 million deferred tax liability for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we had no pending or planned dispositions of these assets through December 31, 2008 and did not expect to pay any amounts related to this contingent liability, the $23.3 million was reversed into income during the third quarter of 2008.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the three months ended September 30, 2009 includes a gain on sale of assets of $0.1 million related to a deferred gain recorded in 2008, while discontinued operations for the three months ended September 30, 2008 included the operations related to five assets that were reflected as held for sale as of September 30, 2008. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Nine Months Ended September 30, 2009 and 2008

The table below shows our results of operations for the nine months ended September 30, 2009 and 2008 and the dollar and percentage changes in those results from period to period (dollars in thousands).

	For the Nine Months Ended September 30,		Change
	2009	2008	$	%
Revenues:
Rental income	$374,084	$358,893	$15,191	4.2%
Resident fees and services	312,853	323,648	(10,795)	(3.3)
Income from loans and investments	9,828	5,373	4,455	82.9
Interest and other income	493	3,529	(3,036)	(86.0)

Total revenues	697,258	691,443	5,815	0.8
Expenses:
Interest	133,942	153,927	(19,985)	(13.0)
Depreciation and amortization	148,897	176,960	(28,063)	(15.9)
Property-level operating expenses	224,370	230,497	(6,127)	(2.7)
General, administrative and professional fees (including non-cash stock-based compensation expense of $9,215 and $7,816 for the nine months ended 2009 and 2008, respectively)	30,610	29,493	1,117	3.8
Foreign currency loss (gain)	31	(151)	182	> 100
Loss on extinguishment of debt	6,080	460	5,620	> 100
Merger-related expenses and deal costs	11,450	3,128	8,322	> 100

Total expenses	555,380	594,314	(38,934)	(6.6)

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	141,878	97,129	44,749	46.1
Reversal of contingent liability	—	23,328	(23,328)	nm
Income tax benefit	1,352	14,165	(12,813)	(90.5)

Income from continuing operations	143,230	134,622	8,608	6.4
Discontinued operations	71,352	32,514	38,838	> 100

Net income	214,582	167,136	47,446	28.4
Net income attributable to noncontrolling interest, net of tax	2,168	2,063	105	5.1

Net income attributable to common stockholders	$212,414	$165,073	$47,341	28.7%

nm—not meaningful

Revenues

The increase in rental income in the first nine months of 2009 over the same period in 2008 primarily reflects $4.9 million of additional rent resulting from the annual escalator in the rent paid under the Kindred Master Leases effective May 1, 2009, $6.4 million in additional rent from the MOBs and a skilled nursing facility we acquired during 2008 and 2009, a rent reset increase of $0.8 million on four seniors housing communities and three skilled nursing facilities and various other escalations in the rent paid on our other existing properties. Rental income included in discontinued operations was $3.4 million and $15.5 million for the nine months ended September 30, 2009 and 2008, respectively.

Revenues related to our triple-net leased properties segment are received directly from the tenant based on the terms of the lease and are generally fixed amounts, with annual escalators (subject to certain thresholds). Therefore, while occupancy information is relevant to the operations of our triple-net leased properties, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties.

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during the first nine months of 2009 over the same period in 2008 can be attributed primarily to the movements in the Canadian dollar exchange rate, which had an unfavorable impact of $7.8 million in 2009, and lower average occupancy. Average occupancy rates related to these properties were as follows:

	Number of Communities		Average Resident Occupancy
			For the Nine Months Ended September 30,
	2009	2008	2009	2008
Stabilized Communities	78	76	88.1%	91.1%
Lease-Up Communities	1	3	67.9%	53.1%

Total	79	79	87.4%	89.0%

Same-Store Stabilized Communities	76	76	88.3%	91.1%

The increase in income from loans and investments in the first nine months of 2009 over the same period in 2008 is primarily due to interest earned on debt investments made during 2008.

The decrease in our interest and other income for the first nine months of 2009 over the same period in 2008 is primarily due to the resolution in September 2008 of a legal dispute and higher interest rates earned on cash balances in 2008.

Expenses

Interest expense included in discontinued operations was $1.2 million and $6.7 million for the nine months ended September 30, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $25.5 million in 2009 over 2008, primarily due to an $11.4 million reduction in interest from lower effective interest rates and a $15.0 million reduction in interest from lower loan balances. Interest expense includes $5.3 million and $5.0 million of amortized deferred financing fees for the nine months ended September 30, 2009 and 2008, respectively. Our effective interest rate decreased to 6.2% for the nine months ended September 30, 2009, from 6.7% for the same period in 2008. Movements in the Canadian dollar exchange rate had a favorable impact on interest expense of $0.6 million for the nine months ended September 30, 2009, compared to the same period in 2008.

Depreciation and amortization expense decreased primarily due to a decrease in amortization expense of approximately $28.9 million from in-place lease intangibles primarily related to the Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008.

Property-level operating expenses include all expenses related to our MOB operations and all amounts incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs. Property-level operating expenses decreased primarily due to a $6.0 million loans receivable valuation allowance recorded in the third quarter of 2008 and movements in the Canadian dollar exchange rate, which had a favorable impact of $5.6 million in 2009, partially offset by approximately $4 million of property-level expense credits and reconciliations related to our Sunrise-managed communities in 2008 that did not recur in 2009.

The increase in our general, administrative and professional fees for the first nine months of 2009 over the same period in 2008 is a result of increases in non-cash stock-based compensation, offset by dead deal costs recorded in 2008.

Loss on extinguishment of debt increased over 2008 primarily due to our cash tender offers for our outstanding senior notes completed in May 2009.

Merger-related expenses and deal costs include expenses relating to our litigation with HCP arising out of the Sunrise REIT acquisition and deal costs now required by U.S. GAAP to be expensed rather than capitalized into asset cost.

Other

We had a $23.3 million deferred tax liability for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we had no pending or planned dispositions of these assets through December 31, 2008 and did not expect to pay any amounts related to this contingent liability, the $23.3 million was reversed into income during the third quarter of 2008.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 10—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the nine months ended September 30, 2009 include a net gain on sale of assets of $67.0 million related to thirteen assets sold during 2009, while discontinued operations for the nine months ended September 30, 2008 include a gain on sale of assets of $25.9 million related to seven assets sold during the first nine months of 2008. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Funds from Operations

Our funds from operations (“FFO”) for the three- and nine-month periods ended September 30, 2009 and 2008 are summarized in the following table. The decrease in FFO for the three months ended September 30, 2009 from the same period in 2008 is primarily due to the reversal of a $23.3 million deferred tax liability in the third quarter of 2008, partially offset by a $6.0 million loans receivable valuation allowance also recorded in the third quarter of 2008. The decrease in FFO for the nine months ended September 30, 2009 from the same period in 2008 is primarily due to the above mentioned deferred tax liability reversal and a lower non-cash tax benefit of $12.8 million in 2009, partially offset by the $6.0 million loans receivable valuation allowance.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)
Net income attributable to common stockholders	$49,805	$63,766	$212,414	$165,073
Adjustments:
Real estate depreciation and amortization	50,184	49,811	148,391	176,410
Real estate depreciation related to noncontrolling interest	(1,580)	(1,590)	(4,696)	(4,669)
Discontinued operations:
Gain on sale of real estate assets	(120)	—	(67,011)	(25,869)
Depreciation on real estate assets	—	972	269	3,820

FFO	$98,289	$112,959	$289,367	$314,765

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

Liquidity and Capital Resources

During the nine months ended September 30, 2009, our principal sources of liquidity were proceeds from issuances of debt and equity securities, debt financings, sales of assets, cash flows from operations and cash on hand. For the remainder of 2009 and 2010, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay $183.2 million of mortgage debt; (iv) fund capital expenditures at our MOB operations and our seniors housing communities managed by Sunrise; (v) fund investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification. We believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make acquisitions and investments, we may be required to obtain funding from additional borrowings, assumption of debt from the seller, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities.

As of September 30, 2009, we had a total of $126.6 million in available cash, as follows: $70.9 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our senior living operations that is deposited and held in property-level accounts, and $55.7 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, which is included in restricted cash. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At September 30, 2009, we also had escrow deposits and restricted cash of $96.5 million, which includes the above mentioned $55.7 million held in the Internal Revenue Code Section 1031 exchange escrow account, and unused credit availability of $853.0 million under our unsecured revolving credit facilities.

In March 2009, we amended the terms of our unsecured revolving credit facilities to, among other things, extend the maturity of a portion of the borrowing capacity thereunder to April 26, 2012. In connection with the amendments, we increased our aggregate borrowing capacity under the unsecured revolving credit facilities to $867.0 million, of which $277.0 million matures on April 26, 2010 and $590.0 million matures in 2012 (the “2012 capacity”). The U.S. credit facility also includes an “accordion” feature that permits us to further expand our aggregate borrowing capacity to $1.0 billion upon satisfaction of certain conditions.

In November 2009, we received commitments from two financial institutions that increased our 2012 capacity by $125.0 million, to $715.0 million from $590.0 million. The commitments also increased our aggregate borrowing capacity under our unsecured revolving credit facilities to $965.0 million. These commitments have closed, and the borrowing capacity under these commitments is currently available to us.

Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At September 30, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. As of October 28, 2009, we had $9.8 million outstanding under our unsecured revolving credit facilities.

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

In April 2009, we completed the sale of $200.0 million aggregate principal amount of 2016 Notes of the Issuers in an underwritten public offering pursuant to our shelf registration statement. The 2016 Notes are substantially similar in all respects to the Issuers’ other 6 1/2% senior notes due 2016, except that the 2016 Notes were issued with original issue discount and, thus, are a separate series from, and have a different CUSIP number than, the other notes. See “Note 7—Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements. We received $166.0 million in net proceeds from the sale.

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

During the nine months ended September 30, 2009, we purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010, $109.4 million principal amount of our outstanding 9% senior notes due 2012, $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014 and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $0 and $6.1 million for the three and nine months ended September 30, 2009, respectively, related to these transactions.

We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and we repaid $7.1 million and $82.6 million in mortgage debt during the three and nine months ended September 30, 2009, respectively.

In June 2009, we closed a pool of sixteen first-mortgage loans aggregating $114.2 million, secured by thirteen of our seniors housing communities leased to Brookdale Senior Living and three of our seniors housing communities leased to another tenant. In October 2009, we closed the seventeenth and final first-mortgage loan in the pool in the amount of $17.9 million, secured by an additional seniors housing community leased to Brookdale Senior Living, bringing the total aggregate principal amount of the seventeen-property pool to $132.1 million. These loans mature in July 2019, and the total weighted average fixed interest rate for the pool is 6.68% per annum.

In October 2009, we closed a first-mortgage loan in the original principal amount of $40.5 million, secured by one of our seniors housing communities leased to another tenant. The loan matures in November 2014 and bears interest at a fixed rate of 5.14% per annum.

As of October 28, 2009, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2009	$14,620	$—	$8,200	$22,820
2010	170,098	—	27,711	197,809
2011	288,513	—	26,338	314,851
2012	388,937	9,755	22,795	421,487
2013	150,962	—	17,262	168,224
Thereafter	1,507,548	—	74,501	1,582,049

Total maturities	$2,520,678	$9,755	$176,807	$2,707,240

(1)	At October 28, 2009, we had approximately $153 million of unrestricted cash and cash equivalents and approximately $56 million held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for cash available of approximately $199 million, net of amounts outstanding on our unsecured revolving credit facilities.

The principal amounts due at maturity above reflect our intent to extend $9.4 million of 2009 maturities to 2010 pursuant to our extension options with the lenders.

Cash Flows from Operating Activities

Net cash provided by operating activities was $323.2 million and $301.8 million for the nine months ended September 30, 2009 and 2008, respectively. The increase resulted primarily from higher rental income, lower interest expense and changes in working capital, partially offset by lower NOI from our senior living operations segment.

Cash Flows from Investing Activities

Net cash provided by investing activities was $66.2 million for the nine months ended September 30, 2009, compared to net cash used in investing activities of $163.1 million for the nine months ended September 30, 2008. These activities consisted primarily of our investments in real estate ($23.7 million and $47.3 million in 2009 and 2008, respectively), investments in loans receivable ($7.4 million and $98.8 million in 2009 and 2008, respectively), purchases of marketable debt securities ($63.7 million in 2008) and capital expenditures ($7.2 million and $12.2 million in 2009 and 2008, respectively), offset by proceeds from loans receivable ($7.9 million and $0.1 million in 2009 and 2008, respectively) and proceeds from real estate disposals ($96.6 million and $58.4 million in 2009 and 2008, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $495.7 million for the nine months ended September 30, 2009. Proceeds primarily consisted of $304.2 million related to the issuance of debt and $299.2 million from the issuance of common stock. The uses primarily included $291.5 million of payments made on our unsecured revolving credit facilities, $13.4 million of payments for deferred financing costs, $234.1 million of cash dividend payments to common stockholders, $415.2 million of senior note repurchases, $140.1 million of aggregate principal payments on mortgage obligations and $7.5 million of distributions to noncontrolling interest.

Net cash used in financing activities totaled $50.9 million for the nine months ended September 30, 2008. Proceeds consisted primarily of $408.5 million from the issuance of common stock and $10.4 million related to the issuance of debt. The primary uses included $172.2 million of payments made on our unsecured revolving credit facilities, $215.4 million of cash dividend payments to common stockholders, $83.1 million of aggregate principal payments on mortgage obligations and $5.3 million of distributions to noncontrolling interest.

Capital expenditures to maintain and improve our triple-net leased properties are generally the responsibility of our tenants. Accordingly, we do not expect to incur any major expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our MOBs and our senior living communities managed by Sunrise, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

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

While interest rate fluctuations generally do not affect our fixed rate debt obligations until those instruments mature, or until we are required to refinance such debt, they do affect the fair value of our fixed rate instruments. If interest rates have risen at the time our fixed rate debt matures, or at the time we are required to refinance such debt, our profitability could be adversely affected by the additional cost of borrowings. Conversely, lower interest rates at the time our debt matures or at the time of refinancing may lower our overall borrowing costs. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2009 and December 31, 2008:

	September 30, 2009	December 31, 2008
	(In thousands)
Gross book value	$2,424,302	$2,592,730
Fair value (1)	2,374,703	2,436,620
Fair value reflecting change in interest rates: (1)
-100 BPS	2,476,706	2,538,334
+100 BPS	2,279,086	2,340,746

(1)	The change in fair value of fixed rate debt was due primarily to debt repayments and overall changes in interest rates, partially offset by additional borrowings.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	September 30, 2009	December 31, 2008	September 30, 2008
	(Dollars in thousands)
Balance:
Fixed rate	$2,424,302	$2,592,730	$2,815,286
Variable rate	223,810	546,410	310,006

Total	$2,648,112	$3,139,140	$3,125,292

Percent of total debt:
Fixed rate	91.5%	82.6%	90.1%
Variable rate	8.5%	17.4%	9.9%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.3%	6.5%	6.7%
Variable rate	1.7%	2.3%	5.2%
Total weighted average rate	5.9%	5.8%	6.5%

The decrease in our outstanding variable rate debt from December 31, 2008 is primarily attributable to payments on our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of September 30, 2009, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to our outstanding variable rate debt, and assuming no change in the outstanding balance as of September 30, 2009, interest expense for 2009 would increase by approximately $1.2 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the nine months ended September 30, 2009, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.3 million for the nine-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

We may engage in hedging strategies in the future, depending on management’s analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not enter into market risk sensitive instruments for trading purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2009, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 9—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2009:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	39	$33.62
August 1 through August 31	48	$39.00
September 1 through September 30	—	$—

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting occurs.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 4, 2009

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.