Form 10-K
period 2009-12-31
VENTAS INC
filed 2010-02-19
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 30, 2009, was approximately $4.6 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 15, 2010, 156,706,398 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on April 30, 2010 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’, operators’, managers’ or borrowers’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, merger integration, growth opportunities, dispositions, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations, and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “Commission”). These factors include without limitation:

•

The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•

The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

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

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

i

•	Final determination of our taxable net income for the year ended December 31, 2009 and for the year ending December 31, 2010;

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

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;

•

The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of any financial, accounting, legal or regulatory issues that may affect us or our major tenants, operators, and managers.

Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

Kindred, Brookdale Senior Living and Sunrise Information

Each of Kindred, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Brookdale Senior Living’s and Sunrise’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the Commission.

ii

iii

PART I

ITEM 1.	Business

BUSINESS

Overview

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2009, this portfolio consisted of 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of December 31, 2009.

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

Portfolio of Properties and Other Real Estate Investments

As of December 31, 2009, we had a 100% ownership interest in 439 of our properties. We had 75% to 85% interests in 60 seniors housing communities owned in joint ventures with Sunrise, and we had controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties.

The following table provides an overview of our portfolio of properties and other real estate investments as of and for the year ended December 31, 2009:

Portfolio by Type	# of Properties	# of Beds/Units	Revenue	Percent of Total Revenues		Real Estate Investments, at Cost (1)	Percent of Real Estate Investments (1)	Real Estate Investment Per Bed/Unit	Number of Locations (2)
	(Dollars in thousands)
Seniors Housing and Healthcare Properties
Seniors housing communities	244	23,242	$615,784	65.8%		$4,760,278	75.6%	$204.8	36
Skilled nursing facilities	187	22,377	176,071	18.8		809,121	12.9	36.2	29
Hospitals	40	3,517	93,564	10.0		345,172	5.5	98.1	17
MOBs (3)	26	—	35,922	3.8		373,517	5.9	nm	11
Other properties	8	122	981	0.1		7,133	0.1	58.5	1

Total seniors housing and healthcare properties	505	49,258	922,322	98.5%		$6,295,221	100.0%		45

Other Real Estate Investments
Loans and investments			13,107	1.4

			$935,429	99.9	%(4)

nm—not meaningful.

(1)	Includes assets held for sale at December 31, 2009.
(2)	As of December 31, 2009, our seniors housing and healthcare properties were located in 43 states and two Canadian provinces and were operated or managed by 22 different third-party operators or managers.
(3)	As of December 31, 2009, 25 of our MOBs were operated by third-party managers, and one MOB was leased under a triple-net lease.
(4)	The remainder of our total revenues is interest and other income. Revenues from properties held for sale as of December 31, 2009 are included in this presentation. Revenues from properties sold during 2009 are excluded from this presentation.

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

Hospitals.    Substantially all of our hospitals are operated as long-term acute care hospitals, which are hospitals that have a Medicare average length of stay greater than 25 days that serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operator of these hospitals has the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, therefore, due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. Our hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

Medical Office Buildings.    Our MOBs offer office space primarily to physicians and other healthcare businesses. While these properties are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple physicians’ offices and examination rooms that may have sinks in every room, brighter lights and specialized medical equipment. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices). As of December 31, 2009, our MOB portfolio consisted of over 1.7 million rentable square feet.

Other Properties.    Our other properties consist of personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Real Estate Investments

As of December 31, 2009, we had $131.9 million of net loans receivable relating to seniors housing and healthcare companies or properties. See “Note 6—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Geographic Diversification

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location in the United States and Canada, with properties in only two states comprising more than 10% of our 2009 total revenues (including amounts in discontinued operations from properties held for sale at December 31, 2009). The following table shows our rental income and resident fees and services derived by geographic location for our portfolio of properties for the year ended December 31, 2009:

	Rental Income and Resident Fees and Services	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$118,391	12.6%
Illinois	96,377	10.3
Pennsylvania	52,288	5.6
Massachusetts	49,761	5.3
New Jersey	47,149	5.0
Florida	37,943	4.1
Colorado	37,191	4.0
Georgia	34,556	3.7
New York	33,964	3.6
North Carolina	30,139	3.2
Other (33 states)	310,842	33.2

Total U.S	848,601	90.6%
Canada (two Canadian provinces)	73,721	7.9

Total	$922,322	98.5	%(1)

(1)	The remainder of our total revenues is income from loans and investments and interest and other income. Revenues from properties held for sale as of December 31, 2009 are included in this presentation. Revenues from properties sold during 2009 are excluded from this presentation.

Segment Information

As of December 31, 2009, we operated through two reportable business segments: triple-net leased properties and senior living operations. See “Note 18—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments and the geographic diversification of our portfolio of properties.

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

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements for the year ended December 31, 2009:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	73.9%	48.6%	65.1%
States without CON requirements	26.1	51.4	34.9

Total	100.0%	100.0%	100.0%

Significant Tenants, Operators and Managers

As of December 31, 2009, approximately 38.9%, 21.8% and 14.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. For the year ended December 31, 2009 (including amounts in discontinued operations): our senior living operations managed by Sunrise accounted for approximately 44.7% of our total revenues and 18.5% of our earnings before interest, taxes, depreciation and amortization (“EBITDA”); our master lease agreements with Kindred (the “Kindred Master Leases”) accounted for approximately 26.2% of our total revenues and 38.5% of our total net operating income (“NOI”); and our leases with Brookdale Senior Living accounted for approximately 12.9% of our total revenues and 19.1% of our total NOI.

Sunrise has managed our senior living operations since April 2007, when we acquired the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). We have been party to the Kindred Master Leases since May 1998, as a result of our spin off of Kindred, pursuant to which we transferred to Kindred our previous hospital, nursing facility and ancillary services businesses and retained substantially all of the real property that we then leased to Kindred. Our relationship with Brookdale Senior Living dates back to a lease transaction we entered into in 2004, followed by the various lease agreements with Brookdale Senior Living to which we became a party in connection with our acquisition of Provident Senior Living Trust (“Provident”) in June 2005 and the subsequent combination of Brookdale and Alterra under Brookdale Senior Living.

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

Kindred Master Leases.    Under each Kindred Master Lease, the aggregate annual rent is referred to as Base Rent (as defined in the applicable Kindred Master Lease). Base Rent escalates on May 1 of each year at a specified rate over the Prior Period Base Rent (as defined in the applicable Kindred Master Lease), contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4 and is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%, under Kindred Master Lease 2. Assuming the specified revenue parameters are met, Base Rent due under the Kindred Master Leases will be approximately $248.5 million from May 1, 2010 to April 30, 2011. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The properties leased to Kindred pursuant to the Kindred Master Leases are grouped into bundles, with each bundle containing a varying number of properties. All properties within a bundle have primary terms ranging from ten to fifteen years, commencing May 1, 1998, and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred renewed, through April 30, 2013, its leases covering all 57 assets owned by us whose initial base term expired on April 30, 2008. Kindred has also renewed, through April 30, 2015, its leases covering all 109 assets owned by us (one of which we subsequently sold in June 2009) whose initial base term will expire on April 30, 2010. Kindred retains two sequential renewal options for the remaining 108 assets.

The term for each of ten bundles will expire on April 30, 2013 unless Kindred provides us with a renewal notice with respect to those individual bundles on or before April 30, 2012. The ten bundles expiring in 2013 contain an aggregate of 89 properties currently representing $117 million of annual Base Rent. Each bundle covers not less than six properties, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for any properties within a bundle that is not renewed until expiration of the term on April 30, 2013, including without limitation, payment of all rental amounts. For any bundles that are not renewed, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. In addition, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. We cannot assure you, if Kindred does not renew one or more bundles, that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. See “Risk Factors—Risks Arising from Our Business—We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets” included in Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases.    Our leases with Brookdale have primary terms of fifteen years, commencing either January 28, 2004 (in the case of fifteen “Grand Court” properties we acquired in 2004) or October 19, 2004 (in the case of the properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, commencing either October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with the Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

Under the terms of the Brookdale leases we assumed in connection with the Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year, by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to our “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year, by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates either on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. The aggregate annual contractual cash base rent expected from Brookdale Senior Living for 2010 is approximately $114.1 million, excluding variable interest Brookdale is obligated to pay as additional rent based on certain floating rate mortgage debt assumed by us during the Provident acquisition. The aggregate annual contractual rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding the variable interest, expected from Brookdale Senior Living for 2010 is approximately $121.5 million. See “Note 3—Concentration of Credit Risk” and “Note 12—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Senior Living Operations

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Competition

We compete for real property investments with healthcare providers, other healthcare REITs, healthcare lenders, real estate partnerships, banks, insurance companies, private equity and other investors. Some of our competitors are significantly larger and have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. As a result, our ability to compete successfully for real property investments is impacted by numerous factors, including the availability of suitable acquisition or investment targets, our ability to negotiate acceptable terms for any such acquisition and the availability and cost of capital to us. See “Risk Factors—Risks Arising from Our Business—We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets” included in Item 1A of this Annual Report on Form 10-K and “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Employees

As of December 31, 2009, we had 61 full-time employees, none of whom are subject to a collective bargaining agreement. We consider the relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. For example, under the Kindred Master Leases, Kindred is required to maintain, at its expense, certain insurance coverage related to the properties under the Kindred Master Leases and Kindred’s operations at those properties. We believe that our tenants, operators and managers are in substantial compliance with the insurance requirements contained in their respective leases and other agreements with us. However, we cannot assure you that Kindred or our other tenants, operators and managers will maintain such insurance, and any failure by them to do so could have a Material Adverse Effect on us.

We maintain casualty insurance for our properties managed by Sunrise, but general and professional liability insurance covering those properties and the related operations is currently maintained by Sunrise in accordance with the standards contained in our management agreements. Pursuant to our management agreements, we may elect, on an annual basis, to opt in or out of the Sunrise insurance program, meaning that we can choose whether we or Sunrise will bear responsibility for maintaining general and professional liability and casualty insurance for our Sunrise-managed properties in accordance with the standards contained in the management agreements. The costs of the insurance program covering our Sunrise-managed properties are facility expenses paid from the revenues of these properties, regardless of who maintains the insurance.

We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants, operators and managers are customary for similarly situated companies in our industry. We cannot assure you that in the future such insurance will be available at a reasonable cost or that we or our tenants, operators and managers will be able to maintain adequate levels of insurance coverage. In addition, we cannot give any assurances as to the future financial viability of our insurers or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event.

Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums for such coverage remain very high. In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that provide less insurance coverage. As a result, the tenants, operators and managers of our properties could incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations, and which, in turn, could affect adversely their ability to make rental payments under, or otherwise comply with the terms of, their leases with us or, with regard to our Sunrise-managed properties, adversely affect our results of operations. We cannot assure you that our tenants, operators and managers will continue to carry the insurance coverage required under the terms of their leases and other agreements with us or that we will continue to require the same levels of insurance under those leases and agreements.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

Overview

While the properties within our portfolio are all susceptible to many varying types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, proposed healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to satisfy their contractual obligations, including making rental payments under, or otherwise complying with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

Licensure and Certification

Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or bi-annual basis and certified annually through various regulatory agencies which determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could affect adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services (“HHS”) relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

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

Fraud and Abuse

Various federal and state laws and regulations prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals for work in connection with government-funded healthcare programs, including Medicare and Medicaid. The federal laws include, by way of example, the following:

•

The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal health care program, including Medicare or a state health program, such as Medicaid;

•

The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

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

As federal and state budget pressures continue, administrative agencies may continue to escalate their investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any of these federal and state anti-fraud and abuse laws and regulations by an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations, which could adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

Healthcare Legislation

There are currently pending various comprehensive reform initiatives that could transform the healthcare system in the United States. The U.S. House of Representatives and the U.S. Senate have each passed differing reform bills that address a number of issues, including healthcare cost-saving measures. Many of the proposals could or would affect both public and private healthcare programs and could adversely affect Medicare payments to skilled nursing facilities and long-term acute care hospitals, which, in turn, could have a Material Adverse Effect on us. Future healthcare reform or legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs also could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

The President’s Budget, released on February 2, 2010, assumed that health care reform legislation pending before Congress would be passed and, therefore, did not directly propose certain adjustments to Medicaid, Medicare and Medicare Advantage Plans, which may or may not affect the operating income of the operators of our healthcare properties. The impact of these adjustments or lack thereof, if any, has not been determined.

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

Medicare Reimbursement; Long-Term Acute Care Hospitals

The Balanced Budget Act of 1997 (“BBA”) mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost reporting periods commencing on or after that date. Under LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs, long-term acute care hospitals are reimbursed on a predetermined rate, rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

Updates to LTAC PPS payment rates are established by regulators and published annually for the long-term acute care hospital rate year, which historically has been July 1 through June 30. However, starting with the 2010 rate year, which commenced October 1, 2009, annual rate updates now coincide with annual updates to the LTC-DRG classification system, which correspond to the federal fiscal year (October 1 through September 30).

The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub. L. No. 110-173) (the “Medicare Extension Act”) significantly expanded medical necessity reviews by the Centers for Medicare & Medicaid Services (“CMS”) by requiring long-term acute care hospitals to institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care. In addition, the Medicare Extension Act, among other things, provided the following long-term acute care hospital payment policy changes:

•	It prevented CMS from applying the “25-percent rule,” which limits payments from referring co-located hospitals, to freestanding and grandfathered long-term acute care hospitals for three years;

•	It modified the application of the 25-percent rule to certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years;

•	It prevented CMS from applying the “very short stay outlier” policy for three years; and

•	It prevented CMS from making any one-time adjustments to correct estimates used in implementing LTAC PPS for three years.

Lastly, the Medicare Extension Act introduced a moratorium on new long-term acute care hospitals and beds for three years.

On May 22, 2008, CMS published a final rule addressing two LTAC PPS payment policies mandated by the Medicare Extension Act. The rule delayed the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increased the patient percentage thresholds for certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years. The rule also set forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.

On August 27, 2009, CMS published its final rule updating LTAC PPS for the 2010 fiscal year (October 1, 2009 through September 30, 2010), including setting the LTAC PPS standard federal payment rate. CMS estimated that net payments to long-term acute care hospitals under the final rule would increase by approximately 3.3% in fiscal year 2010, reflecting, in part, both a 2% increase in the federal payment rate for fiscal year 2010 as compared to fiscal year 2009 and a nearly 20% decrease in the outlier fixed-loss amount for fiscal year 2010 as compared to fiscal year 2009.

In the August 27, 2009 final rule, CMS also updated the inpatient prospective payment system (“IPPS”) for short-term and long-term acute care hospitals for the 2010 federal fiscal year (October 1, 2009 through September 30, 2010) and finalized policies to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275). The final rule continues reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals. CMS projects that aggregate annual spending will not change as a result of the reforms. However, CMS expects that payments would increase for hospitals serving more severely ill patients and decrease for hospitals serving patients who are less severely ill.

We regularly assess the financial implications of CMS’s rules on the operators of our long-term acute care hospitals, but we cannot assure you that the current rules or future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

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

In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 (“BBRA”). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps was subsequently extended multiple times by Congress, but these extensions expired on December 31, 2009 and have not yet been renewed by Congress. Therefore, effective January 1, 2010, Medicare coverage of therapy services at nursing facilities paid for under Medicare part B are capped at $1,860 per beneficiary per year for occupational therapy services and $1,860 per beneficiary for speech-language pathology and physical therapy services combined.

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

On July 31, 2009, CMS issued its final rule updating SNF PPS for the 2010 fiscal year (October 1, 2009 through September 30, 2010). Under the final rule, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.2% increase in the market basket index for the 2010 fiscal year. The final rule also provides a recalibration in the case-mix indexes for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities that is expected to reduce payments to skilled nursing facilities by 3.3% in fiscal year 2010. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the recalibration in the case-mix indexes for RUGS under the final rule would decrease by approximately $360 million, or 1.1%, in fiscal year 2010.

The July 31, 2009 final rule includes other changes that may additionally affect net payments to skilled nursing facilities, including, by way of example, implementation of the RUG-IV classification model for fiscal year 2011 and possible new requirements for the quarterly reporting of nursing home staffing data.

We regularly assess the financial implications of CMS’s rules on the operators of our skilled nursing facilities, but we cannot assure you that the current rules or future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Medicaid Reimbursement; Skilled Nursing Facilities

Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. As state budget pressures continue to escalate as result of the financial crisis, a significant number of states have announced actual or potential budget shortfalls. As a result of these shortfalls, states are reducing Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.

In the Deficit Reduction Act of 2005 (Pub. L. No. 109 171), Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 federal fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators. In addition, as part of the Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432), Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it was anticipated that this reduction should have a negligible effect, impacting only those states with taxes in excess of 5.5%. The ceiling is scheduled to revert back to 6% on October 1, 2011. We have not ascertained the impact of this reduction on our skilled nursing facility operators.

On February 17, 2009, the President signed into law the American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”). The Recovery Act appropriates additional funds for health care improvement, expansion, and research. The Recovery Act, for example, temporarily increases federal payments to state Medicaid programs by $86.6 billion by, among other things, increasing the federal share of Medicaid payments to the states by 6.2% across the board, with additional funds available depending on a State’s rate. The Recovery Act requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements and a temporary increase in federal monies. The increase in payments to States has not yet been extended and the effect of this cannot be ascertained at this time. The President’s 2011 budget submitted to Congress on February 1, 2010 proposes to temporarily extend the Medicaid federal assistance payments for six months, through June 30, 2011.

As state reimbursement methodologies continue to evolve, at this time we expect significant Medicaid rate freezes or cuts or other program changes to be adopted by many states. In addition, the U.S. government may revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states. We cannot predict the impact of such actions on our operators and we cannot assure you that payments under Medicaid are currently, or will be in the future, sufficient to fully reimburse our operators for the cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could have a material adverse effect on our skilled nursing facility operators, which, in turn, could have a Material Adverse Effect on us.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2009 and do not expect that we will have to make any such material capital expenditures during 2010.

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

Taxable REIT Subsidiaries

We are permitted to own up to 100% of a “taxable REIT subsidiary” or “TRS.” A TRS is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform otherwise impermissible tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) which would otherwise disqualify the REIT’s rental income under the REIT income tests. There are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we will be obligated to pay a 100% penalty tax on excess payments that we receive or on excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.

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

We believe, but we cannot assure you, that we have satisfied the annual distribution requirements for the year of our REIT election and each year thereafter through the year ended December 31, 2009. Although we intend to continue meeting the annual distribution requirements to qualify as a REIT for federal income tax purposes for the year ending December 31, 2010 and subsequent years, it is possible that economic, market, legal, tax or other considerations may limit our ability to meet such requirements. As a result, if we are not able to meet the annual distribution requirement, we would fail to qualify as a REIT. Moreover, if we distribute 100% of our REIT taxable income by taking advantage of the “throwback rule” described in clause (ii)(C) of the second sentence of the preceding paragraph, satisfying the REIT distribution requirement and generally avoiding corporate level tax, we may incur a 4% nondeductible excise tax.

In Revenue Procedure 2010-12, the IRS stated that it would treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 through 2012, provided that stockholders can elect to receive the distribution in either cash or stock, subject to certain limitations. Any stock so distributed would be taxable to the recipient. We may choose to declare stock dividends in accordance with Revenue Procedure 2010-12 or otherwise. Also, we have net operating loss carryforwards that we can use to reduce our annual distribution requirements. See “Note 11—Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

On July 30, 2008, the Housing and Economic Recovery Tax Act of 2008 (the “2008 Act”) was enacted into law. The 2008 Act’s sections that affect the REIT provisions of the Code are generally effective for taxable years beginning after its date of enactment, which means that the new provisions apply to us from and after January 1, 2009, except as otherwise indicated below.

The 2008 Act made the following changes to, or clarifications of, the REIT provisions of the Code that could be relevant for us:

•

Taxable REIT Subsidiaries.    The limit on the value of taxable REIT subsidiaries’ securities held by a REIT was increased from 20% to 25% of the total value of such REIT’s assets. See “—Requirements for Qualification as a REIT—Taxable REIT Subsidiaries.”

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

•

Hedging Income.    Income from a hedging transaction entered into after July 30, 2008 that complies with identification procedures set out in U.S. Treasury Regulations and hedges indebtedness incurred or to be incurred by us to acquire or carry real estate assets will not constitute gross income for purposes of both the 75% and 95% gross income tests.

•

Reclassification Authority.    The Secretary of the Treasury is given broad authority to determine whether particular items of gain or income recognized after July 30, 2008 qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.

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

The severely weakened economy could adversely impact our operating income and earnings, as well as the results of operations of our tenants and operators, which could impair their ability to meet their obligations to us.

Continued concerns about the uncertainty over whether our economy will be adversely affected by inflation, deflation or stagflation, and the systemic impact of increased unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect our ability to generate revenues and/or increase our costs at our Sunrise-managed properties, thereby reducing our operating income and earnings. It could also have an adverse impact on the ability of our tenants and operators to maintain occupancy and rates in our properties, which could harm their financial condition. These economic conditions could cause us to experience operating deficiencies at our Sunrise-managed properties and/or cause our tenants and operators to be unable to meet their rental payments and other obligations due to us, which could have a Material Adverse Effect on us.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.

We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap might be substantially less than the remaining rent actually owed under the lease, and it is quite likely that any claim we might have for unpaid rent would not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, would generally be more limited. Similarly, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In the event of an obligor bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on a property and/or transition a property to a new tenant, operator or manager.

We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets.

We cannot predict whether our tenants will renew existing leases upon the expiration of the terms thereof. If the Kindred Master Leases, our leases with Brookdale Senior Living or any of our other leases are not renewed, we would be required to reposition those properties with another tenant or operator. In certain circumstances, we could also exercise our right to replace any tenant or operator upon a default under the terms of the applicable lease. In case of non-renewal, our tenants are required to continue to perform all obligations (including the payment of all rental amounts) for any assets that are not renewed until expiration of the then current lease term. We generally have one year to arrange for the repositioning of non-renewed assets prior to the expiration of the lease term. If we exercise our right to replace a tenant upon a default under a lease, during any period that we are attempting to locate a suitable replacement tenant or operator, there could be a decrease or cessation of rental payments on those properties. We cannot assure you that we would be successful in identifying suitable replacements or entering into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. In this event, we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value and avoid the imposition of liens on properties while they are being repositioned.

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

Continued turmoil and uncertainty in the capital markets and the tightening of the credit markets have made obtaining new capital more challenging and more expensive. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. Similarly, if any of our other counterparties, such as letter of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, experiences difficulty in accessing capital or other sources of funds or fails to remain a viable entity, it could have a Material Adverse Effect on us.

We may be unable to successfully foreclose on the collateral securing our real estate loan investments, and even if we are successful in our foreclosure efforts, we may be unable to successfully reposition the properties, which may adversely affect our ability to recover our investments.

If a borrower defaults under any of our mortgage loans, we may have to foreclose on the loan or protect our interest by acquiring title to the property and thereafter making substantial improvements or repairs in order to maximize the property’s investment potential. The borrower may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies and/or bring claims for lender liability in response to actions to enforce mortgage obligations. If the borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the borrower unless relief is first obtained from the court having jurisdiction over the bankruptcy case. Foreclosure-related costs, high loan-to-value ratios or declines in the value of the property may prevent us from realizing an amount equal to our mortgage loans upon foreclosure, and we may be required to record valuation allowance for such losses. Even if we are able to successfully foreclose on the collateral securing our real estate loan investments, we may inherit properties that we are unable to expeditiously reposition with new tenants or operators, if at all, which would adversely affect our ability to recover our investment.

We are exposed to various operational risks, liabilities and claims with respect to our operating assets that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us.

We are exposed to various operational risks, liabilities and claims with respect to our operating assets, including our Sunrise-managed properties and our MOBs, that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor (as a result of unionization or otherwise) and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims and the availability and costs of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies at our operating assets which could have a Material Adverse Effect on us.

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

As we invest in, and/or acquire or develop, additional seniors housing and/or healthcare assets or businesses, we expect that the number of operators of our properties and, potentially, our business segments will increase. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses. Moreover, in some cases, acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of those companies will depend primarily on our ability to consolidate operations, systems, procedures and personnel to eliminate redundancies and costs. Potential difficulties we could encounter during integration include the loss of key employees, disruption of our business, possible inconsistencies in standards, controls, procedures and policies, and the assumption of unexpected liabilities. In addition, projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process could prove to be inaccurate. If we experience any of these difficulties, or if we later discover additional liabilities or experience unforeseen costs relating to acquired companies, we might not achieve the economic benefit we expect from acquisitions, which could have a Material Adverse Effect on us.

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

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise currently provides comprehensive property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years, but may be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a minimum number of properties fail to achieve a targeted NOI level for a given period, then we may terminate the management agreement on each property in such pool. This targeted NOI level for each property is based upon an expected operating income projection set at the commencement of the management agreement for the applicable property, with such projection escalating annually. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

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

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2009, we had 75% to 85% interests in 60 seniors housing communities owned in joint ventures with Sunrise, and we had controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•

We may be prevented from taking actions that are opposed by our joint venture partners. As the managing member or general partner, we have authority to make all decisions for our Sunrise joint ventures except for a limited set of major decisions, which generally include: (a) the merger or disposition of substantially all the assets of the joint venture; (b) the sale of additional interests in the joint venture; (c) the dissolution of the joint venture; (d) the disposition of a property owned by the joint venture; and (e) the acquisition of any real property by the joint venture. Under our MOB joint venture arrangements, we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

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

Our ownership of properties through ground leases exposes us to the loss of such properties upon breach or termination of the ground leases and limits our uses of these properties and restricts our ability to sell or otherwise transfer such properties.

We have acquired an interest in certain of our properties by acquiring a leasehold interest in the property on which the building is located, and we may acquire additional properties in the future through the purchase of interests in ground leases. As the lessee under a ground lease, we are exposed to the possibility of losing the property upon termination of the ground lease or an earlier breach of the ground lease by us. In addition, many of our ground leases impose significant limitations on our uses of the subject properties and restrict our right to convey our interest in such ground leases, which may limit our ability to timely sell or exchange the properties and impair their value.

Overbuilding in markets in which our seniors housing communities and MOBs are located could adversely affect our future occupancy rates, operating margins and profitability.

Barriers to entry in the assisted living and MOB industries are not substantial. Consequently, the development of new seniors housing communities or MOBs could outpace demand. If the development of new seniors housing communities or MOBs outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated. Overbuilding in our markets, therefore, could cause us to experience decreased occupancy, reduced operating margins and lower profitability.

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

The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, operators and managers may not adequately insure against losses.

We maintain and/or require in our existing leases and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. Although we continually review the insurance maintained by us and our tenants, operators and managers and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot assure you that in the future such insurance will be available at a reasonable cost or that we or our tenants, operators and managers will be able to maintain adequate levels of insurance coverage. We also cannot give any assurances as to the future financial viability of our insurers or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event.

Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

Significant legal actions could subject our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect their liquidity, financial condition and results of operation.

Although claims and costs of professional liability insurance seem to be growing at a slower pace, our tenants, operators and managers continue to experience increases in both the number and size of professional liability claims. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees. Due to historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants, operators and managers might not cover all claims against them or continue to be available to them at a reasonable cost. If our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that provide less insurance coverage. For example, Kindred insures its professional liability risks, in part, through a wholly owned, limited purpose insurance company, which insures initial losses up to specified coverage levels per occurrence with no aggregate coverage limit. Coverage for losses in excess of those per occurrence levels is maintained through unaffiliated commercial insurance carriers up to an aggregate limit, and all claims in excess of the aggregate limit are then insured by the limited purpose insurance company. Our tenants, operators and managers, like Kindred, that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies which rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims.

As a result, the tenants, operators and managers of our properties could incur large funded and unfunded professional liability expense, which could materially adversely affect their liquidity, financial condition and results of operations, and, in turn, their ability to make rental payments under, or otherwise comply with the terms of, their leases with us or, with regard to our Sunrise-managed properties, our results of operations, which could have a Material Adverse Effect on us.

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

Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.

Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.

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

Risks Arising from Our Capital Structure

Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan.

In order to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan, we may need to raise additional capital. Over the past few years, the global capital and credit markets have experienced a period of extraordinary turmoil and upheaval, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. This disruption in the credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets have created difficult conditions for REITs and other companies to access capital or other sources of funds. These conditions include greater stock price volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency. It is difficult to predict how long these conditions will persist and the extent to which our results of operation and financial condition may be adversely affected.

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

Our options for addressing such capital constraints would include without limitation (i) obtaining commitments from the remaining banks in our lending group or from new banks to fund increased amounts under the terms of our unsecured revolving credit facilities, (ii) accessing the public capital markets, (iii) obtaining secured loans from government-sponsored entities, pension funds or similar sources, (iv) decreasing or eliminating our distributions to our stockholders or paying taxable stock dividends, and/or (v) delaying or ceasing our acquisition and investment activity. As with other public companies, the availability of debt and equity capital depends, in part, on the trading levels of our bonds and the market price of our common stock, which, in turn, depends upon various market conditions that change from time to time. Among the market conditions and other factors that may affect our bond trading levels and the market price of our common stock is the market’s perception of our financial condition, our growth potential and our current and future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect our bond trading levels and the market price of our common stock. If we cannot access capital or we cannot access capital at an acceptable cost, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us. Restrictions on our uses and right to transfer our properties under certain healthcare regulations, ground leases, mortgages and other agreements to which our properties may be subject could adversely impact our ability to timely liquidate those investments and could impair the value of our properties. We cannot assure you that we will be able to raise the necessary capital to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business plan, and the failure to do so could have a Material Adverse Effect on us.

We may become more leveraged.

As of December 31, 2009, we had approximately $2.7 billion of indebtedness. Our unsecured revolving credit facilities and the indentures governing our outstanding senior notes permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and to make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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

Covenants in our unsecured revolving credit facilities, the indentures governing our senior notes, our mortgage loans and other debt instruments limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of our unsecured revolving credit facilities, the indentures governing our outstanding senior notes, our mortgage loans and other debt instruments require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and net worth requirements. Our continued ability to incur indebtedness and operate in general is subject to compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments, in addition to any other indebtedness cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from a breach of any of these covenants in our debt instruments, could have a Material Adverse Effect on us.

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

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may borrow funds, issue additional equity securities (although we cannot assure you that we will be able to do so), pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. This may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan.” The terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes restrict our ability to engage in some of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.9% of our outstanding preferred stock or 9.0% of our common stock, the shares that are beneficially owned in excess of the applicable limit are considered to be “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. We have the right to buy the excess shares for a purchase price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we buy the shares, but if we do not purchase them, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

If we decide to pay taxable stock dividends to meet the REIT distribution requirements, your tax liability may be greater than the amount of cash you receive.

The IRS has recently issued Revenue Procedure 2010-12. Under this Revenue Procedure, the IRS will treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 through 2012 if each stockholder can elect to receive the distribution in cash, even if the aggregate cash amount paid to all stockholders is limited, provided certain requirements are met. Accordingly, if we decide to pay a stock dividend in accordance with Revenue Procedure 2010-12, your tax liability with respect to such dividend may be significantly greater than the amount of cash you receive.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Seniors Housing and Healthcare Properties

As of December 31, 2009, we owned 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 MOBs and other properties in 43 states and two Canadian provinces. We believe that the asset type and geographic diversity of the properties makes our portfolio less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state.

At December 31, 2009, we had mortgage loan obligations outstanding in the aggregate principal amount of $1.5 billion, secured by 117 our properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2009 for each geographic location in which we own property:

	Seniors Housing Communities		Skilled Nursing Facilities		Hospitals		MOBs	Other Properties
Geographic Location	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Hospitals	Licensed Beds	Number of Properties	Number of Properties
Alabama	2	220	2	329	—	—	—	—
Arizona	8	664	3	462	2	109	—	—
Arkansas	6	390	—	—	—	—	—	—
California	26	3,301	6	771	5	455	—	—
Colorado	6	459	4	464	1	68	5	—
Connecticut	4	458	5	522	—	—	—	—
Florida	14	1,454	—	—	6	511	6	—
Georgia	10	837	4	537	—	—	2	—
Idaho	1	70	7	624	—	—	—	—
Illinois	17	2,634	1	82	4	431	2	—
Indiana	9	1,001	13	1,867	1	59	—	—
Kansas	3	353	—	—	—	—	—	—
Kentucky	—	—	27	3,054	2	424	—	—
Louisiana	1	58	—	—	1	168	—	—
Maine	—	—	8	654	—	—	—	—
Maryland	2	149	—	—	—	—	1	—
Massachusetts	6	856	26	2,694	2	109	—	—
Michigan	9	771	—	—	—	—	—	—
Minnesota	9	634	1	140	—	—	—	—
Missouri	1	172	—	—	2	227	1	—
Montana	—	—	2	276	—	—	—	—
Nebraska	1	136	—	—	—	—	—	—
Nevada	1	152	2	174	1	52	—	—
New Hampshire	—	—	3	512	—	—	—	—
New Jersey	9	724	1	153	—	—	—	—
New Mexico	3	384	—	—	1	61	—	—
New York	14	1,307	—	—	—	—	—	—
North Carolina	6	438	16	1,802	1	124	—	—
Ohio	16	1,153	12	1,575	—	—	2	—
Oklahoma	—	—	—	—	1	59	—	—
Oregon	—	—	2	205	—	—	—	—
Pennsylvania	24	1,597	6	797	2	115	2	—
Rhode Island	—	—	2	201	—	—	—	—
South Carolina	2	120	—	—	—	—	1	—
Tennessee	5	337	3	397	1	49	—	—
Texas	3	261	—	—	7	496	3	8
Utah	1	79	4	411	—	—	—	—
Vermont	—	—	1	160	—	—	—	—
Virginia	5	400	4	629	—	—	—	—
Washington	3	320	7	682	—	—	—	—
West Virginia	1	59	—	—	—	—	—	—
Wisconsin	4	170	11	1,825	—	—	—	—
Wyoming	—	—	4	378	—	—	1	—

Total U.S.	232	22,118	187	22,377	40	3,517	26	8
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—

Total Canada	12	1,124	—	—	—	—	—	—

Total	244	23,242	187	22,377	40	3,517	26	8

Corporate Offices

We are headquartered in Chicago, Illinois, with offices in Louisville, Kentucky and New York, New York. We lease all of our corporate offices.

ITEM 3.	Legal Proceedings

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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2009
First Quarter	$33.49	$19.13	$0.5125
Second Quarter	32.40	21.66	0.5125
Third Quarter	40.23	27.41	0.5125
Fourth Quarter	44.91	36.19	0.5125

2008
First Quarter	$48.09	$39.00	$0.5125
Second Quarter	50.39	41.32	0.5125
Third Quarter	52.00	38.84	0.5125
Fourth Quarter	49.60	17.31	0.5125

As of February 15, 2010, there were 156,706,398 shares of our common stock outstanding held by approximately 2,724 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock so as to comply with the provisions of the Code governing REITs. On February 17, 2010, our Board of Directors declared the first quarterly installment of our 2010 dividend in the amount of $0.535 per share, payable in cash on March 31, 2010 to stockholders of record on March 12, 2010. We expect to distribute 100% or more of our taxable net income to our stockholders for 2010. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

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

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 15—Capital Stock” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees have adopted and may, from time to time in the future, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Each of our executive officers has advised us that he or she has not pledged any of our equity securities to secure “margin loans.”

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2009:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	—
November 1 through November 30	—	—
December 1 through December 31	14,659	$44.16

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting occurs.

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2004 through December 31, 2009, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”), the FTSE NAREIT Healthcare Equity REIT Index (the “Healthcare REIT Index”), the Russell 1000 Index and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2004 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. During 2009, Ventas was added to the S&P 500 Index; accordingly, we have included a comparison to the S&P 500 Index in the graph below and intend to discontinue the use of the Russell 1000 Index in future reports. We have included the other indexes because we believe that they are either most representative of the industry in which we compete, or otherwise provide a fair basis for comparison with Ventas, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009
Ventas	$100	$123	$170	$190	$148	$206
NYSE Composite Index	$100	$109	$132	$143	$87	$112
Composite REIT Index	$100	$108	$145	$119	$74	$95
Healthcare REIT Index	$100	$102	$147	$150	$132	$165
Russell 1000 Index	$100	$106	$123	$130	$81	$104
S&P 500 Index	$100	$105	$121	$128	$81	$102

ITEM 6.	Selected Financial Data

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

	As of and For the Years Ended December 31, (1)
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$501,087	$481,368	$459,046	$383,140	$291,421
Resident fees and services	421,058	429,257	282,226	—	—
Interest expense	178,503	204,450	196,660	127,353	92,169
Property-level operating expenses	302,813	306,944	198,125	3,171	2,576
General, administrative and professional fees	38,830	40,651	36,425	26,136	25,075
Income from continuing operations attributable to common stockholders	194,746	175,401	131,504	119,444	114,193
Discontinued operations	71,749	47,202	142,177	11,710	16,390
Net income attributable to common stockholders	266,495	222,603	273,681	131,154	130,583
Per Share Data
Income from continuing operations attributable to common stockholders, basic	$1.28	$1.25	$1.07	$1.15	$1.20
Net income attributable to common stockholders, basic	$1.75	$1.59	$2.23	$1.26	$1.37
Income from continuing operations attributable to common stockholders, diluted	$1.27	$1.25	$1.07	$1.14	$1.19
Net income attributable to common stockholders, diluted	$1.74	$1.59	$2.22	$1.25	$1.36
Dividends declared per common share	$2.05	$2.05	$1.90	$1.58	$1.44
Other Data
Net cash provided by operating activities	$422,101	$379,907	$404,600	$238,867	$223,764
Net cash provided by (used in) investing activities	37,013	(136,256)	(1,175,192)	(481,974)	(615,041)
Net cash (used in) provided by financing activities	(528,939)	(95,979)	802,675	242,712	389,553
FFO (2)	393,409	412,357	374,218	249,392	213,203
Normalized FFO (2)	409,045	379,469	327,136	254,878	200,091
Normalized FAD (2)	389,099	356,689	303,453	234,547	185,779
Balance Sheet Data
Real estate investments, at cost	$6,292,621	$6,160,630	$6,292,181	$3,707,837	$3,027,896
Cash and cash equivalents	107,397	176,812	28,334	1,246	1,641
Total assets	5,616,245	5,771,418	5,718,475	3,256,021	2,639,118
Senior notes payable and other debt	2,670,101	3,136,998	3,346,531	2,312,021	1,802,564

(1)	Effective January 1, 2009, we adopted Financial Accounting Standards Board guidance relating to convertible debt instruments that may be settled in cash upon conversion. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for detail regarding the impact of the adoption on our Consolidated Financial Statements. This guidance had no impact on our Consolidated Financial Statements for the year ended December 31, 2005.

(2)	We consider Funds From Operations (“FFO”) and normalized FFO and Funds Available for Distribution (“FAD”) appropriate measures of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We define normalized FFO as FFO excluding (a) gains and losses on the sales of assets, including marketable securities, (b) merger-related costs and expenses and deal costs and expenses, including expenses relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees, (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts or premiums incurred as a result of early debt retirement or payment of our debt, including hedging transactions, (d) the non-cash effect of income tax benefits, (e) the reversal of contingent liabilities, (f) gains and losses for foreign currency hedge agreements, (g) one-time expenses in connection with the Kindred rent reset process, (h) net proceeds received by us in relation to litigation, and (i) contributions made to the Ventas Charitable Foundation. Normalized FAD represents normalized FFO excluding straight-line rental adjustments and routine capital expenditures. FFO and normalized FFO and FAD presented herein are not necessarily comparable to FFO and normalized FFO and FAD presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO and FAD should not be considered alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO and FAD indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of these measures to our GAAP earnings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Our corporate and operating environment;

•	2009 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Asset and liability management;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2009, this portfolio consisted of 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of December 31, 2009.

Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third-party managers. We operate through two reportable business segments: triple-net leased properties and senior living operations.

As of December 31, 2009, we had a 100% ownership interest in 439 of our properties. We had 75% to 85% interests in 60 seniors housing communities owned in joint ventures with Sunrise, and we had controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties.

Our business strategy is comprised of three principal objectives: (1) portfolio diversification; (2) stable earnings and growth; and (3) maintaining a strong balance sheet and liquidity.

Access to external capital is an important component of the success of our strategy as it impacts our ability to repay existing indebtedness as it matures and to make future investments. Our cost of and ability to access capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed rate financing. At December 31, 2009, only 8.3% of our consolidated debt was variable rate debt.

As of December 31, 2009, our senior unsecured debt securities were rated BBB- (stable) by Standard & Poor’s Ratings Services (“S&P”), BBB (stable) by Fitch Ratings and Ba1 (stable) by Moody’s Investors Service (“Moody’s”). On February 4, 2010, Moody’s upgraded the rating on our unsecured debt securities to Baa3 (stable), giving us a third investment grade rating. To the extent it is reasonable to do so, and we believe it to be in the best interests of our stakeholders, we intend to maintain investment grade ratings on our senior debt securities and to manage various capital ratios and amounts within appropriate parameters.

2009 Highlights and Other Recent Developments

Liquidity and Balance Sheet

•	Following the upgrade by Moody’s on February 4, 2010, our unsecured debt securities now have investment grade ratings from all three nationally recognized ratings agencies.

•

We extended and amended the terms of our unsecured revolving credit facilities from 2010 to 2012. Additionally, we increased our aggregate borrowing capacity under the unsecured revolving credit facilities to $1.0 billion, of which $800.0 million matures on April 26, 2012 and $200.0 million matures on April 26, 2010.

•	We issued and sold 13,062,500 shares of our common stock in an underwritten public offering for aggregate proceeds of $312.2 million.

•

We issued and sold $200.0 million aggregate principal amount of our 6 1/2% senior notes due 2016, at a 15 3/4% discount to par value, for total proceeds of $168.5 million, before the underwriting discount and expenses.

•

We purchased in open market transactions and/or through cash tender offers $361.6 million aggregate principal amount of our outstanding senior notes due 2010, 2012, 2014 and 2015. We recognized a net loss on extinguishment of debt of $6.1 million related to these transactions.

•

We repaid in full, at par, $49.8 million principal amount of our outstanding senior notes due 2009, and our mortgage debt obligations decreased by $148.7 million during 2009, including normal periodic principal amortization of $25.8 million and debt transfers of $38.8 million related to asset dispositions.

•	We obtained first mortgage loans aggregating $172.6 million principal amount, secured by eighteen of our seniors housing communities with a weighted average fixed interest rate of 6.3% per annum.

Investments

•

We purchased four MOBs for an aggregate purchase price of $77.7 million, increasing our MOB investments to over 1.7 million square feet. We own one of these MOBs through a joint venture with a partner that provides management and leasing services for the property.

•	We purchased one skilled nursing facility for $10.0 million and leased it to Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”).

•

We completed the development of two MOBs pursuant to an arrangement we entered into with a nationally recognized private developer of MOBs and healthcare facilities in 2008. That arrangement gave us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states. As of December 31, 2009, we had invested approximately $35.6 million in two MOBs under the arrangement.

Dispositions

•

We sold five seniors housing communities, one hospital, one MOB and one other property to the existing tenants for an aggregate sales price (before expenses) of $96.2 million and transferred related debt of $38.8 million. We recognized a net gain from the sales of these assets of $27.5 million.

•

We sold six skilled nursing facilities to Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) for total consideration of $58.0 million and recognized a gain from the sale of these assets of $39.3 million.

Other

•	We were included in the S&P 500 Index, widely regarded as the best single gauge of the large cap U.S. equities market. It includes 500 leading companies in leading industries of the U.S. economy.

•

Kindred extended, from the renewal date of April 30, 2010 through April 30, 2015, the lease term for 109 assets (one of which we subsequently sold) that it leases from us. At December 31, 2009, annual cash rent on the remaining 108 assets was approximately $126 million.

•

We received a favorable jury verdict of $101.6 million in our litigation against HCP, Inc. ( “HCP”) due to HCP’s interference with our acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in 2007.

Critical Accounting Policies and Estimates

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the Accounting Standards Codification (“ASC”), which changes U.S. generally accepted accounting principles (“GAAP”) from a standards-based model to a topical-based model. The topics are organized by ASC number and are updated with an Accounting Standards Update. The ASC is the single source of nongovernmental authoritative GAAP for interim and annual periods ending after September 15, 2009.

Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with GAAP set forth in the ASC, as published by the FASB. GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions, and in the event estimates or assumptions prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests. We apply FASB guidance for arrangements with variable interest entities (“VIEs”), which requires the identification of entities for which control is achieved through means other than voting rights and the determination of which a business enterprise is the primary beneficiary of the VIE. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE.

We must make judgments regarding our level of influence or control of an entity and whether we are (or are not) the primary beneficiary of a VIE. In making those judgments, we consider various factors, including the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. Our ability to correctly assess our influence or control over an entity and determine the primary beneficiary of a VIE affects the presentation of these entities in our Consolidated Financial Statements. In the future, our assumptions may change, which could result in the identification of a different primary beneficiary.

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles include the value of acquired lease contracts, management agreements and related customer relationships.

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

We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or on internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is also amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected term of the associated arrangements or leases, which includes the remaining lives of the related leases and any expected renewal periods. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which is approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur that would cause us to conclude that impairment indicators exist and an impairment loss is warranted.

Business Combinations

For our acquisitions, we measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. Our acquisition-related transaction costs are included in merger-related expenses and deal costs on our Consolidated Statement of Income for the year ended December 31, 2009. Prior to January 1, 2009, these costs were capitalized as part of the asset value at the time of the acquisition, as required by FASB guidance at that time.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant, and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors.

Fair Value

We follow FASB guidance that defines fair value and provides direction for measuring fair value and providing the necessary disclosures. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Additionally, if an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. Interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, are reported in income from loans and investments on our Consolidated Statements of Income.

We determined the valuation of our current investments in marketable securities using level one inputs. Additionally, we determined the valuation allowance for loan losses based on level three inputs. See “Note 6—Loans Receivable” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We also follow FASB guidance relating to the recognition and presentation of other-than-temporary impairments, which requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when (i) there are credit losses associated with the security that management asserts that it does not have an intent to sell and (ii) it is more likely than not that the entity will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. We have not recognized any other-than-temporary impairment.

Revenue Recognition

Certain of our leases, including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

Our master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and all other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

We recognize resident fees and services, other than move in fees, monthly as services are provided. Move in fees, which are a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), prior to our acquisition of the assets of Sunrise REIT in April 2007 we made no provision for federal income tax purposes. As a result of the Sunrise REIT acquisition, however, we now record income tax expense or benefit with respect to certain of our entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

We account for deferred income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

Recently Adopted Accounting Standards

On January 1, 2010, we adopted FASB guidance related to variable interest accounting. The guidance requires an enterprise to analyze whether its variable interest gives it a controlling financial interest in a VIE. This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The guidance requires an enterprise to perform this analysis on an ongoing basis and requires additional disclosures about an enterprise’s involvement in VIEs. We do not believe the adoption of this guidance will impact our Consolidated Financial Statements.

Results of Operations

The tables below show our results of operations for each year and the absolute dollar and percentage changes in those results from year to year.

Years Ended December 31, 2009 and 2008

	Year Ended December 31,		Change
	2009	2008	$	%
	(Dollars in thousands)
Revenues:
Rental income	$501,087	$481,368	$19,719	4.1%
Resident fees and services	421,058	429,257	(8,199)	(1.9)
Income from loans and investments	13,107	8,847	4,260	48.2
Interest and other income	842	4,226	(3,384)	(80.1)

Total revenues	936,094	923,698	12,396	1.3
Expenses:
Interest	178,503	204,450	(25,947)	(12.7)
Depreciation and amortization	200,911	230,881	(29,970)	(13.0)
Property-level operating expenses	302,813	306,944	(4,131)	(1.3)
General, administrative and professional fees (including non-cash stock-based compensation expense of $11,882 and $9,976 for the years ended 2009 and 2008, respectively)	38,830	40,651	(1,821)	(4.5)
Foreign currency loss (gain)	50	(162)	212	>100
Loss (gain) on extinguishment of debt	6,080	(2,398)	8,478	>100
Merger-related expenses and deal costs	13,015	4,460	8,555	>100

Total expenses	740,202	784,826	(44,624)	(5.7)

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	195,892	138,872	57,020	41.1
Reversal of contingent liability	—	23,328	(23,328)	nm
Income tax benefit	1,719	15,885	(14,166)	(89.2)

Income from continuing operations	197,611	178,085	19,526	11.0
Discontinued operations	71,749	47,202	24,547	52.0

Net income	269,360	225,287	44,073	19.6
Net income attributable to noncontrolling interest, net of tax	2,865	2,684	181	6.7

Net income attributable to common stockholders	$266,495	$222,603	$43,892	19.7%

nm—not meaningful

Revenues

The increase in our 2009 rental income can be attributed primarily to $6.4 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2008 and 2009, $8.6 million in additional rent relating to triple-net leased properties and MOBs acquired during 2008 and 2009, a rent reset increase of $1.8 million on four seniors housing communities and three skilled nursing facilities and various other escalations in the rent paid on our other existing properties. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Rental income included in discontinued operations was $3.6 million and $20.0 million for the years ended December 31, 2009 and 2008, respectively.

Revenues related to our triple-net leased properties segment consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Therefore, while occupancy information is relevant to the operations of our tenants, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties.

Resident fees and services consist of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The decrease in resident fees and services during 2009 is attributed primarily to an increase in the average Canadian dollar exchange rate, which had an unfavorable impact of $5.0 million in 2009, and lower average occupancy in our communities. Average occupancy rates related to these properties in 2009 and 2008 were as follows:

			Average Resident Occupancy
	Number of Communities		For the Year Ended December 31,
	2009	2008	2009	2008
Stabilized Communities	78	73	88.3%	91.4%
Lease-Up Communities	1	6	70.4%	67.2%

Total	79	79	87.7%	89.1%

Same-Store Stabilized Communities	73	73	88.6%	91.4%

Income from loans and investments increased during 2009 primarily due to interest earned on the investments we made during 2008 and 2009. See “Note 6—Loans Receivable” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The decrease in our interest and other income during 2009 is primarily attributable to the resolution in 2008 of a legal dispute and higher interest rates earned on cash balances in 2008.

Expenses

Interest expense included in discontinued operations was $1.2 million and $8.7 million for the years ended December 31, 2009 and 2008, respectively. Total interest expense, including interest allocated to discontinued operations, decreased $33.4 million in 2009 over 2008, primarily due to a $8.6 million reduction in interest from lower effective interest rates and a $25.6 million reduction in interest from lower loan balances. Interest expense includes $7.4 million and $6.4 million of amortized deferred financing fees for the years ended December 31, 2009 and 2008, respectively. Our effective interest rate decreased to 6.3% for the year ended December 31, 2009, from 6.6% for the year ended December 31, 2008. An increase in the average Canadian dollar exchange rate had a favorable impact on interest expense of $0.4 million for the year ended December 31, 2009, compared to the same period in 2008.

Approximately $28.9 million of the decrease in 2009 depreciation and amortization expense is due to in-place lease intangibles related to the Sunrise REIT acquisition, which were fully amortized during the second quarter of 2008. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Property-level operating expenses include expenses incurred for the operations of our seniors housing communities managed by Sunrise, such as labor, food, utilities, marketing, management and other property operating costs, operating expenses of our MOBs and loan receivable valuation allowances. Property-level operating expenses decreased in 2009 primarily due to a $6.0 million loan receivable valuation allowance recorded in 2008, not related to our MOBs or Sunrise-managed communities, and an increase in the average Canadian dollar exchange rate, which had a favorable impact of $3.6 million in 2009. The decrease was partially offset by approximately $4 million of property-level expense credits and reconciliations related to our Sunrise-managed communities in 2008 that did not recur in 2009 and MOB growth in 2009.

The decrease in general, administrative and professional fees during 2009 is a result of lower professional fees and dead deal costs recorded in 2008, partially offset by an increase in non-cash stock-based compensation.

The loss on extinguishment of debt in 2009 primarily relates to the purchase, in open market transactions and/or through cash tender offers, of $361.6 million aggregate principal amount of our outstanding senior notes. The gain on extinguishment of debt in 2008 primarily represents the purchase of $176.4 million aggregate principal amount of our outstanding senior notes in open market transactions for a discount.

Merger-related expenses and deal costs primarily consisted of expenses relating to our litigation with HCP arising out of the Sunrise REIT acquisition and, during 2009, deal costs now required by GAAP to be expensed rather than capitalized into the asset value.

Other

We had a $23.3 million deferred tax liability for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we had no pending or planned dispositions of these assets through December 31, 2008 and did not expect to pay any amounts related to this contingent liability, the $23.3 million deferred tax liability was reversed into income during 2008.

Income tax benefit represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 11—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued operations for 2009 include a $67.3 million net gain on the sale of fourteen assets sold during 2009. Discontinued operations for 2008 include a $39.0 million gain on the sale of twelve assets sold during 2008. See “Note 5—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 and 61 of our seniors housing communities during 2009 and 2008, respectively.

Years Ended December 31, 2008 and 2007

	Year Ended December 31,		Change
	2008	2007	$	%
	(Dollars in thousands)
Revenues:
Rental income	$481,368	$459,046	$22,322	4.9%
Resident fees and services	429,257	282,226	147,031	52.1
Income from loans and investments	8,847	2,586	6,261	>100
Interest and other income	4,226	2,839	1,387	48.9

Total revenues	923,698	746,697	177,001	23.7
Expenses:
Interest	204,450	196,660	7,790	4.0
Depreciation and amortization	230,881	226,517	4,364	1.9
Property-level operating expenses	306,944	198,125	108,819	54.9
General, administrative and professional fees (including non-cash stock-based compensation expense of $9,976 and $7,493 for the years ended 2008 and 2007, respectively)	40,651	36,425	4,226	11.6
Foreign currency gain	(162)	(24,280)	24,118	(99.3)
Gain on extinguishment of debt	(2,398)	(88)	(2,310)	>100
Merger-related expenses and deal costs	4,460	2,979	1,481	49.7

Total expenses	784,826	636,338	148,488	23.3

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	138,872	110,359	28,513	25.8
Reversal of contingent liability	23,328	—	23,328	nm
Income tax benefit	15,885	28,042	(12,157)	(43.4)

Income from continuing operations	178,085	138,401	39,684	28.7
Discontinued operations	47,202	142,177	(94,975)	(66.8)

Net income	225,287	280,578	(55,291)	(19.7)
Net income attributable to noncontrolling interest, net of tax	2,684	1,698	986
Preferred stock dividends and issuance costs	—	5,199	(5,199)	nm

Net income attributable to common stockholders	$222,603	$273,681	$(51,078)	(18.7)%

nm—not meaningful

Revenues

The increase in our 2008 rental income can be attributed primarily to $6.7 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2007 and 2008 and $15.0 million in additional rent relating to triple-net leased properties and MOBs acquired during 2007 and 2008. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Rental income included in discontinued operations was $20.0 million and $30.7 million for the years ended December 31, 2008 and 2007, respectively.

The increase in resident fees and services during 2008 is attributed to the fact that we did not acquire the Sunrise REIT properties until late April 2007 and, therefore, our results for 2007 reflect only eight months of Sunrise-related revenues. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Average occupancy rates related to our seniors housing communities managed by Sunrise in 2008 and 2007 were as follows:

			Average Resident Occupancy
	Number of Communities		For the Year Ended December 31,
	2008	2007	2008	2007
Stabilized Communities	73	72	91.4%	93.0%
Lease-Up Communities	6	7	67.2%	58.8%

Total	79	79	89.1%	90.4%

Same-Store Stabilized Communities	72	72	91.4%	93.0%

Income from loans and investments increased during 2008 primarily due to interest earned on a $50.0 million marketable debt security we purchased in early April 2008 and a first mortgage debt investment of $98.8 million we made in late 2008, partially offset by a gain on the sale of marketable equity securities of $0.9 million recognized in the second quarter of 2007.

The increase in our interest and other income during 2008 is primarily attributable to the resolution in 2008 of a legal dispute.

Expenses

Interest expense included in discontinued operations was $8.7 million and $13.1 million for the years ended December 31, 2008 and 2007, respectively. Total interest expense, including interest allocated to discontinued operations, increased $3.4 million in 2008 over 2007, primarily due to $14.3 million of additional interest from higher loan balances as a result of our 2008 acquisition and loan activity, partially offset by a $11.8 million reduction in interest from lower effective interest rates and a $2.6 million loss due to early repayment of bridge financing in 2007 related to the Sunrise REIT acquisition. Interest expense includes $6.4 million and $4.8 million of amortized deferred financing fees for the years ended December 31, 2008 and 2007, respectively. Our effective interest rate decreased to 6.6% for the year ended December 31, 2008, from 6.9% for the year ended December 31, 2007.

Depreciation and amortization expense increased primarily as result of the properties acquired during 2008 and 2007, partially offset by a $26.9 million decrease in amortization expense due to in-place lease intangibles primarily related to the Sunrise REIT acquisition. These in-place lease intangibles were fully amortized during the second quarter of 2008. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Property-level operating expenses increased primarily due to the Sunrise REIT acquisition, the $6.0 million loan receivable valuation allowance recorded in the third quarter of 2008, and a $4.0 million increase related to the growth of our MOB business. Our results for 2007 reflect only eight months of expenses related to our Sunrise-managed communities due to the late April 2007 acquisition of the Sunrise REIT properties.

The increase in general, administrative and professional fees in 2008 is a result of our enterprise growth, an increase in non-cash stock-based compensation and dead deal costs.

The foreign currency gain in 2007 primarily relates to the Canadian call option contracts we entered into in conjunction with the Sunrise REIT acquisition. See “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. No similar contracts were in place during 2008.

The gain on extinguishment of debt in 2008 primarily represents the purchase of $176.4 million principal amount of our outstanding senior notes in open market transactions for a discount. The gain on extinguishment of debt in 2007 represents the purchase of $5.0 million principal amount of our outstanding senior notes in an open market transaction for a discount.

Merger-related expenses and deal costs primarily consisted of expenses relating to our litigation with HCP arising out of the Sunrise REIT acquisition and, for 2007, also include incremental costs directly related to the Sunrise REIT acquisition.

Other

We had a $23.3 million deferred tax liability to be utilized for any built-in gains tax related to the disposition of certain assets owned or deemed to be owned by us prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we had no pending or planned dispositions of these assets through December 31, 2008 and did not expect to pay any amounts related to this contingent liability, the $23.3 million deferred tax liability was reversed into income during 2008.

The decrease in discontinued operations is primarily the result of a $129.5 million gain recognized in 2007 from the sale of 22 assets, compared to a $39.0 million gain recognized in 2008 from the sale of twelve assets. See “Note 5—Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Preferred stock dividends and issuance costs in 2007 relate to the issuance and sale of 700,000 shares of our Series A Senior Preferred Stock to fund a portion of the Sunrise REIT acquisition, all of which we redeemed in May 2007 using the proceeds from the sale of our common stock. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Funds From Operations

Our Funds From Operations (“FFO”) for the five years ended December 31, 2009 are summarized in the following table:

	For the Year Ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net income attributable to common stockholders	$266,495	$222,603	$273,681	$131,154	$130,583
Adjustments:
Real estate depreciation and amortization	200,221	230,158	225,408	108,571	78,523
Real estate depreciation related to noncontrolling interest	(6,349)	(6,251)	(3,749)	—	—
Loss on real estate disposals	—	—	—	—	175
Discontinued operations:
Gain on sale of real estate assets	(67,305)	(39,026)	(129,478)	—	(5,114)
Depreciation on real estate assets	347	4,873	8,356	9,667	9,036

FFO	393,409	412,357	374,218	249,392	213,203
Adjustments:
Reversal of contingent liability	—	(23,328)	—	(1,769)	—
Provision for loan losses	—	5,994	—	—	—
Income tax benefit	(3,459)	(17,616)	(29,095)	—	—
Loss (gain) on extinguishment of debt	6,080	(2,398)	(88)	1,273	1,376
Merger-related expenses and deal costs	13,015	4,460	2,979	—	—
Net gain on sale of marketable equity securities	—	—	(864)	(1,379)	—
Gain on foreign currency hedge	—	—	(24,314)	—	—
Preferred stock issuance costs	—	—	1,750	—	—
Bridge loan fee	—	—	2,550	—	402
Rent reset costs	—	—	—	7,361	—
Contribution to charitable foundation	—	—	—	—	2,000
Net proceeds from litigation settlement	—	—	—	—	(15,909)
Net gain on swap breakage	—	—	—	—	(981)

Normalized FFO	409,045	379,469	327,136	254,878	200,091
Straight-lining of rental income .	(11,879)	(14,652)	(17,311)	(19,963)	(14,287)
Routine capital expenditures	(8,067)	(8,128)	(6,372)	(368)	(25)

Normalized FAD	$389,099	$356,689	$303,453	$234,547	$185,779

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider FFO and normalized FFO and Funds Available for Distribution (“FAD”) appropriate measures of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We define normalized FFO as FFO excluding (a) gains and losses on the sales of assets, including marketable securities, (b) merger-related costs and expenses and deal costs and expenses, including expenses relating to our lawsuit against HCP and the issuance of preferred stock or bridge loan fees, (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts or premiums incurred as a result of early debt retirement or payment of our debt, including hedging transactions, (d) the non-cash effect of income tax benefits, (e) the reversal of contingent liabilities, (f) gains and losses for foreign currency hedge agreements, (g) one-time expenses in connection with the Kindred rent reset process, (h) net proceeds received by us in relation to litigation, and (i) contributions made to the Ventas Charitable Foundation. Normalized FAD represents normalized FFO excluding straight-line rental adjustments and routine capital expenditures.

FFO and normalized FFO and FAD presented herein are not necessarily comparable to FFO and normalized FFO and FAD presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO and FAD should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO and FAD necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, FFO and normalized FFO and FAD should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Annual Report on Form 10-K.

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

Market Risk

We are exposed to market risk for changes in interest rates on borrowings under our unsecured revolving credit facilities, certain of our mortgage loans that are floating rate obligations and mortgage loans receivable. These market risks result primarily from changes in U.S. or Canadian LIBOR rates, the Canadian Bankers’ Acceptance rate or the U.S. or Canadian Prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

Interest rate fluctuations generally do not affect our fixed rate debt obligations until such instruments mature. However, changes in interest rates will affect the fair value of our fixed rate instruments. If interest rates have risen at the time our fixed rate debt matures or at the time we refinance such debt, our future earnings and cash flows could be adversely affected by the additional cost of borrowings. Conversely, lower interest rates at the time our debt matures or at the time of refinancing may lower our overall borrowing costs.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2009 and 2008:

	As of December 31,
	2009	2008
	(In thousands)
Gross book value	$2,477,225	$2,592,730
Fair value (1)	2,572,472	2,436,620
Fair value reflecting change in interest rates: (1)
-100 BPS	2,681,982	2,538,334
+100 BPS	2,469,655	2,340,746

(1)	The change in fair value of fixed rate debt was due primarily to debt repayments and overall changes in interest rates, partially offset by additional borrowings.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	As of December 31,
	2009	2008
	(Dollars in thousands)
Balance:
Fixed rate	$2,477,225	$2,592,730
Variable rate	224,436	546,410

Total	$2,701,661	$3,139,140

Percent of total debt:
Fixed rate	91.7%	82.6%
Variable rate	8.3%	17.4%

Total	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.3%	6.5%
Variable rate	2.1%	2.3%
Total weighted average rate	6.0%	5.8%

The decrease in our outstanding variable rate debt from December 31, 2008 is primarily attributable to payments on our unsecured revolving credit facilities and certain repayments on our variable rate mortgage debt. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of December 31, 2009, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of December 31, 2009, interest expense for 2010 would increase and our net income would decrease by approximately $1.7 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We have investments in marketable debt securities on which we earn interest on a fixed or floating rate basis. We record these investments as available-for-sale at fair market value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair market value of these investments to change. As of December 31, 2009, the fair market value of our marketable debt securities, which had an original cost of $58.7 million, was $65.0 million.

As of December 31, 2009, the fair value of our loans receivable was $129.5 million and was based on our estimates of currently prevailing rates for comparable loans. See “Note 6—Loans Receivable” and “Note 9—Fair Value of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We are also subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on 2009 results, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by approximately $0.4 million per year. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Credit Risk

We derive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are tied to the Consumer Price Index, with caps, floors or collars. We also earn revenue from residents at our seniors housing communities managed by Sunrise and tenants in our MOBs. For the year ended December 31, 2009, 21.6% of our EBITDA (earnings before interest, taxes, depreciation and amortization) was derived from our senior living operations and MOBs, where rental rates may fluctuate upon lease rollovers and renewals due to economic or market conditions.

For the years ended December 31, 2009 and 2008, Kindred accounted for $246.9 million, or 26.2%, of our total revenues and 38.5% of our total NOI (net operating income) (including amounts in discontinued operations), and $241.2 million, or 25.5%, of our total revenues and 38.0% of our total NOI (including amounts in discontinued operations), respectively. For the years ended December 31, 2009 and 2008, Brookdale Senior Living accounted for $121.4 million, or 12.9%, of our total revenues and 19.1% of our total NOI (including amounts in discontinued operations), and $121.5 million, or 12.8%, of our total revenues and 19.2% of our total NOI (including amounts in discontinued operations), respectively. This concentration of rental revenues and NOI creates credit risk. As a result, Kindred’s and Brookdale Senior Living’s financial condition and ability to meet their rental payments and other obligations to us has a significant impact on our results of operations and our ability to make distributions to our stockholders. Any failure by Kindred or Brookdale Senior Living to effectively conduct its operations could have a material adverse effect on its business reputation or on its ability to enlist and maintain patients in its facilities, which could also affect its ability to pay rent to us. See “Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness of Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We regularly monitor the credit risk under our lease agreements with our tenants by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

For the years ended December 31, 2009 and 2008, senior living operations managed by Sunrise accounted for $421.1 million, or 44.7%, of our total revenues and 18.5% of our total EBITDA (including amounts in discontinued operations), and $429.6 million, or 45.4%, of our total revenues and 20.0% of our total EBITDA (including amounts in discontinued operations), respectively.

We are party to management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee of 6% of resident fees and similar revenues, subject to reduction based on below target performance relating to NOI for a pool of properties. The minimum management fee assessable under these agreements is 5% of resident fees and similar revenues of the properties. We also pay incentive fees if a pool of properties exceeds aggregate performance targets relating to NOI; provided, however, that total management fees, including incentive fees, shall not exceed 8% of resident fees and similar revenues. In 2009, we paid a 5.0% management fee for 76 properties and management fees of between 6.0% and 6.5% for three properties. The management agreements also specify that we (or the joint venture to which we are party, as applicable) will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

We may terminate our management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any licenses or certificates necessary for operation), subject in each case to Sunrise’s rights to cure deficiencies. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, if a minimum number of properties fail to achieve a targeted NOI level for a given period, then we may terminate the management agreement on each property in such underperforming pool. This targeted NOI level for each property is based upon an expected operating income projection set at the commencement of the management agreement for the applicable property, with such projection escalating annually. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

As of December 31, 2009, we had 75% to 85% interests in 60 seniors housing communities owned in joint ventures with Sunrise, who only has protective rights related to major business decisions. Each of these joint ventures is managed by a board of managers or a general partner, each of which we control. As the controlling member or partner, as the case may be, we have sole authority to make all decisions for our Sunrise joint ventures, except for a limited set of major decisions, which generally include:

•	the merger or disposition of substantially all the assets of the joint venture;

•	the sale of additional interests in the joint venture;

•	the dissolution of the joint venture;

•	the disposition of a property owned by the joint venture; and

•	the acquisition of any real property.

We can generally transfer our interest in a Sunrise joint venture, without consent, to anyone other than large seniors housing operators or their majority investors. However, Sunrise must obtain our prior consent for any direct or indirect transfer of its noncontrolling interest. With limited exceptions, profits and losses of the joint ventures are allocated on a pro rata basis in accordance with the ownership interests. If either member fails to make a required capital contribution to a joint venture after notice and a cure period, the non-defaulting member may (i) revoke the capital contribution funding notice, (ii) advance to the joint venture the amount of the required capital contribution on behalf of the defaulting member in the form of a loan to the defaulting member, with all of the defaulting member’s subsequent distributions being applied to the loan until repayment in full, or (iii) advance the capital on behalf of the defaulting member with a recalculation of each member’s proportionate interest in the joint venture pursuant to the applicable formula in the agreements. Many of our Sunrise joint venture agreements provide for a punitive reduction in the defaulting member’s proportionate interest in the event of an advance of capital by a non-defaulting member pursuant to option (iii). The joint ventures are generally limited to incurring new or refinanced mortgage indebtedness in excess of 75% of the market value of its properties.

See “Risk Factors—Risks Arising from Our Business—The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Lease Expirations

As our triple-net leases expire, we are exposed to the risks that our tenants may elect not to renew their leases and, in such event, that we may be unable to reposition the applicable properties on as favorable terms or at all. The following table summarizes our triple-net lease expirations scheduled to occur over the next ten years.

	Number of Tenants	2009 Annual Rental Income	% of 2009 Total Triple-Net Rental Income (1)
	(Dollars in thousands)
2010	8	$981	0.2%
2011	—	—	—
2012	4	3,759	0.8
2013	90	116,413	25.0
2014	3	3,261	0.7
2015	132	150,752	32.4
2016	1	1,054	0.2
2017	—	—	—
2018	1	399	0.1
2019	89	126,161	27.1

(1)	Total 2009 triple-net rental income excludes income included in discontinued operations.

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

Liquidity and Capital Resources

During 2009, our principal sources of liquidity were proceeds from issuances of debt and equity securities, debt financings, sales of assets and cash flows from operations. During the next twelve months, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay $173.8 million of mortgage debt; (iv) fund capital expenditures for our senior living operations and our MOBs; (v) fund acquisitions, investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification under the Code. We believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make significant acquisitions and investments, we may be required to obtain funding from additional borrowings, assumption of debt from the seller, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and issuance of secured or unsecured long-term debt or other securities. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan” included in Part I, Item 1A of this Annual Report on Form 10-K.

As of December 31, 2009, we had a total of $107.4 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our senior living operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At December 31, 2009, we also had escrow deposits and restricted cash of $39.8 million, and unused credit availability of $988.4 million under our unsecured revolving credit facilities.

Unsecured Revolving Credit Facilities

Our aggregate borrowing capacity under the unsecured revolving credit facilities is $1.0 billion, of which $800.0 million matures on April 26, 2012 and $200.0 million matures on April 26, 2010. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. At December 31, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee.

The agreements governing our unsecured revolving credit facilities subject us to a number of restrictive covenants. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of February 15, 2010, we had approximately $9 million outstanding under our unsecured revolving credit facilities and approximately $155 million of unrestricted cash and cash equivalents, for cash available of approximately $146 million.

Convertible Senior Notes

As of December 31, 2009, we had $230.0 million aggregate principal amount of our 3 7/8% Convertible Senior Notes due 2011 outstanding. The convertible notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 15, 2011, at any time prior to the close of business on the second business day prior to the stated maturity (December 1, 2011), in each case into cash up to the principal amount of the convertible notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 22.9457 shares per $1,000 principal amount of notes (which equates to a current conversion price of approximately $43.58 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price our earnings per share will be diluted.

The indenture governing the convertible notes subjects us to a number of restrictive covenants. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Certain of our subsidiaries have fully and unconditionally guaranteed the convertible notes.

Senior Notes

As of December 31, 2009, the following series of senior notes issued by our subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation, were outstanding:

•	$1.4 million principal amount of 6 3/4% Senior Notes due 2010;

•	$82.4 million principal amount of 9% Senior Notes due 2012;

•	$71.7 million principal amount of 6 5/8% Senior Notes due 2014;

•	$142.7 million principal amount of 7 1/8% Senior Notes due 2015;

•	$400.0 million principal amount of 6 1/2% Senior Notes due 2016; and

•	$225.0 million principal amount of the 6 3/4% Senior Notes due 2017.

During 2009, we issued and sold $200.0 million aggregate principal amount of senior notes due 2016 at a 15 3 /4% discount to par value for total proceeds of $168.5 million, before the underwriting discount and expenses. We also repaid in full, at par, $49.8 million principal amount of our outstanding 8 3/4% senior notes due 2009 at maturity on May 1, 2009, and purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding senior notes due 2010; $109.4 million principal amount of our outstanding senior notes due 2012; $103.3 million principal amount of our outstanding senior notes due 2014; and $27.3 million principal amount of our outstanding senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.1 million related to these purchases.

During 2008, we purchased $124.4 million principal amount of our outstanding senior notes due 2009 and $52.0 million principal amount of our outstanding senior notes due 2010 in open market transactions. As a result of these purchases, we recorded a $2.5 million gain on the extinguishment of debt in 2008.

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

The indentures governing the senior notes subject us to a number of restrictive covenants. However, at any time we maintain investment grade ratings by both Moody’s and S&P, the indentures provide that certain of these restrictive covenants will either be suspended or fall away. See “Note 8—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We and certain of our subsidiaries have fully and unconditionally guaranteed the senior notes.

Mortgage Loan Obligations

During 2008, we assumed $34.6 million of facility-level mortgage debt in connection with certain property acquisitions. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. Total facility-level mortgage debt outstanding was approximately $1.5 billion as of December 31, 2009 and 2008.

During 2009, we closed a pool of seventeen first mortgage loans through a government-sponsored entity aggregating $132.1 million principal amount. These loans, which are secured by seventeen of our seniors housing communities, mature in July 2019 and bear interest at a weighted average fixed rate of 6.68% per annum. We also closed a first mortgage loan through a government-sponsored entity in the original principal amount of $40.5 million. This loan is secured by one seniors housing community, matures in November 2014 and bears interest at a fixed rate of 5.14% per annum.

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Our quarterly dividends in 2009 aggregated $2.05 per share, which is greater than 100% of our 2009 estimated taxable income. We also intend to pay dividends greater than 100% of taxable income for 2010. On February 17, 2010, our Board of Directors declared a quarterly dividend of $0.535 per share, payable in cash on March 31, 2010 to holders of record on March 12, 2010.

We expect that REIT taxable income will be less than cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

Capital Expenditures

Our tenants generally bear the responsibility to maintain and improve our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our MOBs and our senior living communities managed by Sunrise, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding Senior Notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

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

In April 2009, we completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $312.2 million in aggregate proceeds from the sale, which we used, together with our net proceeds from the sale of the senior notes due 2016, to fund our cash tender offers with respect to the outstanding senior notes, to repay debt and for general corporate purposes.

In 2008, we sold 9,236,083 shares of our common stock in two underwritten public offerings pursuant to our previous shelf registration statement. We received aggregate proceeds of $409.0 million from the sales, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

Other

We received proceeds of $2.2 million and $6.2 million for the years ended December 31, 2009 and 2008, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have increased to 1.6 million as of December 31, 2009, from 1.4 million as of December 31, 2008. The average weighted exercise price was $35.85 as of December 31, 2009.

We issued approximately 20,800 and 18,400 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan, for net proceeds of $0.6 million and $0.7 million for the years ended December 31, 2009 and 2008, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $422.1 million and $379.9 million for the years ended December 31, 2009 and 2008, respectively. Cash flows from operating activities increased in 2009 primarily due to higher rental income, lower interest expense and changes in working capital, partially offset by lower NOI from our senior living operations and increased merger-related expenses and deal costs.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.7 million and $136.3 million for the years ended December 31, 2009 and 2008, respectively. These activities consisted primarily of investments in real estate ($45.7 million and $53.8 million in 2009 and 2008, respectively), capital expenditures ($13.8 million and $16.4 million in 2009 and 2008, respectively), investments in loans receivable and marketable debt securities ($13.8 million and $172.5 million in 2009 and 2008, respectively), proceeds from mortgage loans ($8.0 million and $0.1 million in 2009 and 2008, respectively), proceeds from the sale of investments ($5.0 million in 2009) and proceeds from real estate disposals ($58.5 million and $104.2 million in 2009 and 2008, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities totaled $490.2 million for the year ended December 31, 2009. Proceeds primarily consisted of $365.7 million related to the issuance of debt and $299.2 million from the issuance of common stock. The uses primarily included $292.9 million of net payments made on our unsecured revolving credit facilities, $16.7 million of payments for deferred financing costs, $314.4 million of cash dividend payments to common stockholders, $411.5 million of senior note purchases and repayments, $113.7 million of aggregate principal payments on mortgage obligations and $9.9 million of distributions to noncontrolling interest.

Net cash used in financing activities totaled $96.0 million for the year ended December 31, 2008 and included $288.8 million of cash dividend payments to common stockholders, $416.9 million of aggregate principal payments on mortgage obligations and $15.7 million of distributions to noncontrolling interest. The uses were partially offset by proceeds of $408.5 million from the issuance of common stock, $140.3 million from the issuance of debt and $73.4 million of net borrowings on our unsecured revolving credit facilities.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2009.

	Total	Less than 1 year (3)	1-3 years (4)	3-5 years (5)	More than 5 years (6)
	(In thousands)
Long-term debt obligations (1) (2)	$3,525,291	$360,747	$1,016,532	$454,041	$1,693,971
Operating and ground lease obligations	114,375	2,072	3,500	3,078	105,725

Total	$3,639,666	$362,819	$1,020,032	$457,119	$1,799,696

(1)	Amounts represent contractual amounts due, including interest.
(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2009.
(3)	Includes $1.4 million outstanding principal amount of our senior notes due 2010.
(4)	Includes $230.0 million outstanding principal amount of our convertible notes, $82.4 million outstanding principal amount of our senior notes due 2012, and $8.5 million under our unsecured revolving credit facilities that matures in 2012.
(5)	Includes $71.7 million outstanding principal amount of our senior notes due 2014.
(6)	Includes outstanding principal amounts of $142.7 million of our senior notes due 2015, $400.0 million of our senior notes due 2016 and $225.0 million of our senior notes due 2017.

As of December 31, 2009, we had $15.0 million of unrecognized tax benefits that have been excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2009 was effective.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for convertible debt instruments and noncontrolling interests with the adoption of the guidance originally issued in FASB Staff Position APB 14-1, Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement) (codified primarily in FASB ASC Topic 470, Debt) and FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (codified primarily in FASB ASC Topic 810, Consolidation), respectively, effective January 1, 2009 and applied retroactively.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

19 February 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors

Ventas, Inc.

We have audited Ventas, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2009 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 19, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois

19 February 2010

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2009 and 2008

(In thousands, except per share amounts)

	2009	2008
Assets
Real estate investments:
Land	$557,276	$555,015
Buildings and improvements	5,722,837	5,593,024
Construction in progress	12,508	12,591

	6,292,621	6,160,630
Accumulated depreciation	(1,177,911)	(987,691)

Net real estate property	5,114,710	5,172,939
Loans receivable, net	131,887	123,289

Net real estate investments	5,246,597	5,296,228

Cash and cash equivalents	107,397	176,812
Escrow deposits and restricted cash	39,832	55,866
Deferred financing costs, net	29,252	22,032
Other	193,167	220,480

Total assets	$5,616,245	$5,771,418

Liabilities and equity
Liabilities:
Senior notes payable and other debt .	$2,670,101	$3,136,998
Deferred revenue .	4,315	7,057
Accrued interest	17,974	21,931
Accounts payable and other accrued liabilities	186,130	168,198
Deferred income taxes	253,665	257,499

Total liabilities	3,132,185	3,591,683

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 156,627 and 143,302 shares issued at December 31, 2009 and 2008, respectively	39,160	35,825
Capital in excess of par value	2,573,039	2,264,125
Accumulated other comprehensive income (loss) .	19,669	(21,089)
Retained earnings (deficit)	(165,710)	(117,806)
Treasury stock, 15 shares at December 31, 2009 and 2008	(647)	(457)

Total Ventas stockholders’ equity	2,465,511	2,160,598
Noncontrolling interest	18,549	19,137

Total equity	2,484,060	2,179,735

Total liabilities and equity	$5,616,245	$5,771,418

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	2009	2008	2007
Revenues:
Rental income	$501,087	$481,368	$459,046
Resident fees and services	421,058	429,257	282,226
Income from loans and investments	13,107	8,847	2,586
Interest and other income	842	4,226	2,839

Total revenues	936,094	923,698	746,697

Expenses:
Interest	178,503	204,450	196,660
Depreciation and amortization	200,911	230,881	226,517
Property-level operating expenses	302,813	306,944	198,125
General, administrative and professional fees (including non-cash stock-based compensation expense of $11,882, $9,976 and $7,493 for the years ended December 31, 2009, 2008 and 2007, respectively)	38,830	40,651	36,425
Foreign currency loss (gain)	50	(162)	(24,280)
Loss (gain) on extinguishment of debt	6,080	(2,398)	(88)
Merger-related expenses and deal costs	13,015	4,460	2,979

Total expenses	740,202	784,826	636,338

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	195,892	138,872	110,359
Reversal of contingent liability	—	23,328	—
Income tax benefit	1,719	15,885	28,042

Income from continuing operations	197,611	178,085	138,401
Discontinued operations	71,749	47,202	142,177

Net income	269,360	225,287	280,578
Net income attributable to noncontrolling interest, net of tax	2,865	2,684	1,698
Preferred stock dividends and issuance costs	—	—	5,199

Net income attributable to common stockholders	$266,495	$222,603	$273,681

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$1.28	$1.25	$1.07
Discontinued operations	0.47	0.34	1.16

Net income attributable to common stockholders	$1.75	$1.59	$2.23

Diluted:
Income from continuing operations attributable to common stockholders	$1.27	$1.25	$1.07
Discontinued operations	0.47	0.34	1.15

Net income attributable to common stockholders	$1.74	$1.59	$2.22

Weighted average shares used in computing earnings per common share:
Basic	152,566	139,572	122,597
Diluted	152,758	139,912	123,012

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2007	$26,545	$785,999	$1,037	$(84,452)	$—	$729,129	$—	$729,129

Comprehensive Income:
Net income, net of preferred distributions	—	—	—	273,681	—	273,681	1,698	275,379
Foreign currency translation	—	—	18,651	—	—	18,651	—	18,651
Unrealized loss on interest rate swap	—	—	(995)	—	—	(995)	—	(995)
Reclassification adjustment for realized gain on interest rate swap included in net income during the year	—	—	(548)	—	—	(548)	—	(548)
Realized gain on marketable securities	—	—	(729)	—	—	(729)	—	(729)

Comprehensive income	—	—	—	—	—	290,060	1,698	291,758
Net change in noncontrolling interest	—	—	—	—	—	—	29,756	29,756
Dividends to common stockholders—$1.90 per share	—	—	—	(240,789)	—	(240,789)	—	(240,789)
Issuance of common stock	6,727	1,038,986	—	—	—	1,045,713	—	1,045,713
Issuance of common stock for stock plans	106	15,395	—	—	434	15,935	—	15,935
Grant of restricted stock, net of forfeitures	38	443	—	—	(1,060)	(579)	—	(579)

Balance at December 31, 2007	33,416	1,840,823	17,416	(51,560)	(626)	1,839,469	31,454	1,870,923

Comprehensive Income:
Net income	—	—	—	222,603	—	222,603	2,684	225,287
Foreign currency translation	—	—	(26,142)	—	—	(26,142)	—	(26,142)
Unrealized loss on interest rate swaps	—	—	(637)	—	—	(637)	—	(637)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	1,103	—	—	1,103	—	1,103
Unrealized loss on marketable debt securities	—	—	(12,887)	—	—	(12,887)	—	(12,887)
Other	—	—	58	—	—	58	—	58

Comprehensive income	—	—	—	—	—	184,098	2,684	186,782
Net change in noncontrolling interest	—	—	—	—	—	—	(15,001)	(15,001)
Dividends to common stockholders—$2.05 per share	—	—	—	(288,849)	—	(288,849)	—	(288,849)
Issuance of common stock	2,309	406,231	—	—	—	408,540	—	408,540
Issuance of common stock for stock plans	64	15,901	—	—	1,047	17,012	—	17,012
Grant of restricted stock, net of forfeitures	36	1,170	—	—	(878)	328	—	328

Balance at December 31, 2008	35,825	2,264,125	(21,089)	(117,806)	(457)	2,160,598	19,137	2,179,735

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity

Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118
Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders—$2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	$39,160	$2,573,039	$19,669	$(165,710)	$(647)	$2,465,511	$18,549	$2,484,060

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2009, 2008 and 2007

(In thousands)

	2009	2008	2007
Cash flows from operating activities:
Net income	$269,360	$225,287	$280,578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	201,254	235,754	235,045
Amortization of deferred revenue and lease intangibles, net	(6,669)	(9,344)	(9,819)
Other amortization expenses	6,353	3,994	5,894
Stock-based compensation	11,882	9,976	7,493
Straight-lining of rental income	(11,879)	(14,652)	(17,311)
Reversal of contingent liability	—	(23,328)	—
Loss (gain) on extinguishment of debt	6,080	(168)	—
Gain on sale of assets (including amounts in discontinued operations)	(67,305)	(39,026)	(129,478)
Net gain on sale of marketable equity securities	—	—	(864)
Loss on bridge financing	—	—	2,550
Income tax benefit	(1,719)	(15,885)	(28,042)
Provision for loan losses	—	5,994	—
Other	(91)	614	(1,476)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(1,514)	(3,541)	47,528
(Decrease) increase in accrued interest	(3,957)	1,100	(4,906)
Increase in accounts payable and other liabilities	20,306	3,132	17,408

Net cash provided by operating activities	422,101	379,907	404,600
Cash flows from investing activities:
Net investment in real estate property	(45,715)	(53,801)	(1,348,354)
Proceeds from real estate disposals	58,542	104,183	157,400
Investment in loans receivable	(13,803)	(108,826)	—
Purchase of marketable debt securities	—	(63,680)	—
Proceeds from sale of securities	—	—	7,773
Proceeds from loans receivable	8,028	135	15,803
Proceeds from sale of investments	5,000	—	—
Capital expenditures	(13,798)	(16,359)	(8,188)
Other	—	2,092	374

Net cash used in investing activities	(1,746)	(136,256)	(1,175,192)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(292,873)	73,366	176,586
Issuance of bridge financing	—	—	1,230,000
Repayment of bridge financing	—	—	(1,230,000)
Proceeds from debt	365,682	140,262	53,832
Repayment of debt	(525,173)	(416,896)	(184,613)
Debt and preferred stock issuance costs	—	—	(4,300)
Payment of deferred financing costs	(16,655)	(3,857)	(7,856)
Issuance of common stock, net	299,201	408,540	1,045,713
Cash distribution to preferred stockholders	—	—	(3,449)
Cash distribution to common stockholders	(314,399)	(288,849)	(282,739)
Contributions from noncontrolling interest	1,211	—	—
Distributions to noncontrolling interest	(9,869)	(15,732)	(2,974)
Other	2,695	7,187	12,475

Net cash (used in) provided by financing activities	(490,180)	(95,979)	802,675

Net (decrease) increase in cash and cash equivalents	(69,825)	147,672	32,083
Effect of foreign currency translation on cash and cash equivalents	410	806	(4,995)
Cash and cash equivalents at beginning of year	176,812	28,334	1,246

Cash and cash equivalents at end of year	$107,397	$176,812	$28,334

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$175,298	$202,360	$207,478
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$67,781	$33,967	$1,199,787
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	(64,995)	—	(5,165)
Other assets acquired	—	1,684	163,030
Debt assumed	—	34,629	970,301
Deferred taxes	—	—	306,225
Noncontrolling interest	2,724	685	32,730
Other liabilities	62	337	48,396
Debt transferred on the sale of assets	38,759	6,917	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2009, this portfolio consisted of 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased 197 of our properties and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) leased 84 of our properties as of December 31, 2009. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of December 31, 2009.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

Note 2—Accounting Policies

On July 1, 2009, the Financial Accounting Standards Board (“FASB”) launched the Accounting Standards Codification (“ASC”), which changes U.S. generally accepted accounting principles (“GAAP”) from a standards-based model to a topical-based model. The topics are organized by ASC number and are updated with an Accounting Standards Update. The ASC is the single source of nongovernmental authoritative GAAP for interim and annual periods ending after September 15, 2009. The ASC did not have any impact on our Consolidated Financial Statements as it does not change the accounting of or disclosure for transactions, only how GAAP guidance is catalogued and referenced.

Principles of Consolidation

The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.

We apply FASB guidance for arrangements with variable interest entities (“VIEs”), which requires the identification of entities for which control is achieved through means other than voting rights and the determination of which a business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support; (b) as a group the holders of the equity investment at risk lack (i) the ability to make decisions about an entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. Changes to our original assessment of a VIE can occur from events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. We consider qualitative and quantitative factors when determining whether we are (or are not) the primary beneficiary of a VIE. These factors include, but are not limited to, the form of our ownership interest, our representation on the entity’s governing body, the size and seniority of our investment, various cash flow scenarios related to the VIE, our ability to participate in policy making decisions and the rights of the other investors to participate in the decision making process and to replace us as manager and/or liquidate the venture, if applicable. At December 31, 2009, we did not have any VIEs that we are not consolidating.

Further, we apply FASB guidance related to investments in joint ventures based on the type of rights held by the limited partner(s) that preclude consolidation in circumstances in which the sole general partner would otherwise consolidate the limited partnership in accordance with GAAP. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This guidance is also applied to managing member interests in limited liability companies.

On January 1, 2009, we adopted FASB guidance which now requires minority interests to be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income attributable to common stockholders. As the ownership of a controlled subsidiary increases or decreases, any difference between the consideration paid and the adjustment to the noncontrolling interest balance must be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. As required, all prior year amounts have been reclassified to reflect our adoption of this guidance.

Accounting Estimates

The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Long-Lived Assets and Intangibles

Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles include the value of acquired lease contracts, management agreements and related customer relationships.

Our method for determining fair value varies with the categorization of the asset or liability acquired. We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset or on internal analyses of recently acquired and existing comparable properties within our portfolio. The fair value of in-place leases, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, which is amortized over the remaining life of the associated lease, and (iii) an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is also amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired by considering the nature and extent of existing business relationships with the tenant, growth prospects for developing new business with the tenant, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected term of the associated arrangements or leases, which includes the remaining lives of the related leases and any expected renewal periods. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which is approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument.

Fixtures and equipment, with a net book value of $68.6 million and $73.3 million at December 31, 2009 and 2008, respectively, is included in net real estate property on our Consolidated Balance Sheets. Depreciation is recorded on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment. Depreciation is discontinued when a property is identified as held for sale.

Impairment of Long-Lived Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur that would cause us to conclude that impairment indicators exist and an impairment loss is warranted. We did not record any impairment charges for the years ended December 31, 2009, 2008 and 2007.

Assets Held for Sale and Discontinued Operations

Certain long-lived assets are classified as held-for-sale. Long-lived assets to be disposed of are reported at the lower of their carrying amount or their fair value less cost to sell and are no longer depreciated. Discontinued operations is defined as a component of an entity that has either been disposed of or is deemed to be held-for-sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations and gain or loss on assets sold or held-for-sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income and identified mortgage interest, or some combination thereof.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan or lease agreement, (iii) the financial stability of the applicable borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant, and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. The valuation allowance for loan losses was $3.7 million and $5.5 million at December 31, 2009 and 2008, respectively. See “Note 6–Loans Receivable.”

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

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and are net of accumulated amortization of approximately $29.3 million and $19.8 million at December 31, 2009 and 2008, respectively. Amortized costs of approximately $14.6 million, $7.6 million and $5.9 million were included in interest expense for the years ended December 31, 2009, 2008 and 2007, respectively.

Marketable Debt and Equity Securities

We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. Interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, are reported in income from loans and investments on our Consolidated Statements of Income. During the years ended December 31, 2009, 2008 and 2007, we realized gains related to the sale of various marketable debt and equity securities of $0.2 million, $0 million and $0.9 million, respectively.

Derivative Instruments

From time to time, we may use derivative instruments to protect our future cash flows against the risk of interest rate movements under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on our Consolidated Balance Sheets. Changes in the fair value of derivatives are recognized as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is deemed to be eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”). See “Note 4—Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price. These contracts were settled on April 26, 2007, the acquisition date, and we received $33.2 million in cash upon settlement. For the year ended December 31, 2007, we recognized gains related to these call option contracts of $24.7 million, which is included in our Consolidated Statements of Income as a foreign currency gain.

Fair Values of Financial Instruments

On January 1, 2008, we adopted FASB guidance which defines fair value and provides direction for measuring fair value and providing the necessary disclosures. This guidance does not require any new fair value measurements, but rather applies to all other accounting pronouncements that require or permit fair value measurements. The adoption did not have a material impact on our Consolidated Financial Statements.

The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are observable for the asset or liability, either directly or indirectly. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as inputs that are observable for the asset or liability, other than quoted prices, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the fair value hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset or liability.

We determined the valuation of our current investments in marketable securities using level one inputs. Additionally, we determined the valuation allowance for loan losses based on level three inputs. See “Note 6—Loans Receivable.”

On January 1, 2009, we adopted additional FASB guidance related to fair value, which delayed the requirements related to the valuation of nonfinancial assets and liabilities. The adoption did not have a material impact on our Consolidated Financial Statements.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•

Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value because of the short maturity of these instruments.

•

Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. See “—Loans Receivable” above regarding valuation allowances for loan losses.

•	Marketable debt securities: The fair value of marketable debt securities is estimated using quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•	Senior notes payable and other debt: The fair values of borrowings are estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

In April 2009, the FASB issued guidance relating to the recognition and presentation of other-than-temporary impairments, which requires entities to separate an other-than-temporary impairment of a fixed maturity security into two components when (i) there are credit losses associated with the security that management asserts that it does not have an intent to sell and (ii) it is more likely than not that the entity will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt this guidance during the second quarter of 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

In April 2009, the FASB issued additional guidance relating to fair value determinations. The guidance provides that if an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability in relation to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. The guidance is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We elected to adopt this guidance effective January 1, 2009. The adoption did not have a material impact on our Consolidated Financial Statements.

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

Revenue Recognition

Certain of our leases, including the majority of our leases with Brookdale Senior Living, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $78.4 million and $68.2 million at December 31, 2009 and 2008, respectively.

Our master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease. We recognize income from rent, lease termination fees and all other income when all of the following criteria are met in accordance with the Securities and Exchange Commission (the “Commission”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

We recognize resident fees and services, other than move-in fees, monthly as services are provided. Move-in fees, a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Stock-Based Compensation

We account for stock-based compensation in accordance with FASB guidance requiring all share-based payments to employees, including grants of employee stock options, to be recognized in our Consolidated Statements of Income on a straight-line basis as the requisite service periods are rendered based on their grant date fair values.

Gain on Sale of Assets

We recognize sales of assets only upon the closing of the transaction with the purchaser. Payments received from purchasers prior to closing are recorded as deposits and classified as other assets on our Consolidated Balance Sheets. We recognize gains on assets sold using the full accrual method upon closing when the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the buyer, and other profit recognition criteria have been satisfied. Gains may be deferred in whole or in part until the sales satisfy the following requirements of gain recognition: (i) the profit is determinable, meaning that the collectability of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we make no provision for REIT income and expense, other than for certain unrecognized tax benefit items. However, we record income tax expense or benefit with respect to certain of our entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations.

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when the changes in circumstances and our judgment occurs. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when the changes in circumstances and our judgment occurs.

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

Segment Reporting

As of December 31, 2009, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring, financing and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment—investment in real estate—which included the triple-net leased properties and our MOBs. Our MOB business consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment. However, the MOB segment is not individually reported and is included in “All Other” because it does not meet necessary quantitative thresholds at the current time. See “Note 18—Segment Information.”

Business Combinations

On January 1, 2009, we adopted FASB guidance related to business combinations, which requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. This guidance did not have a material impact on our Consolidated Financial Statements at the time of adoption. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in merger-related expenses and deal costs on our Consolidated Statement of Income for the year ended December 31, 2009.

Convertible Debt Instruments

On January 1, 2009, we adopted FASB guidance relating to convertible debt instruments that may be settled in cash upon conversion. The guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Our nonconvertible debt borrowing rate at the time our convertible senior notes were issued was 6 1/8%. As required, all prior year amounts have been restated to reflect our adoption of this guidance. As a result of the adoption, interest expense increased and net income decreased by $3.9 million ($0.03 per diluted share), $3.7 million ($0.03 per diluted share) and $3.4 million ($0.03 per diluted share) for the years ended December 31, 2009, 2008 and 2007, respectively, and total equity increased by $12.1 million at December 31, 2008, which includes the calculated equity component of $19.5 million. As of December 31, 2009, the remaining unamortized liability component was $220.9 million.

Subsequent Events

In May 2009, the FASB issued guidance relating to subsequent events, which establishes general standards of accounting for and disclosure of events or transactions that occur after the balance sheet date but before financial statements are issued or are available to be issued. The guidance sets forth the period after the balance sheet date during which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements. We are required to disclose the date through which we have evaluated subsequent events and transactions and the basis for that date. We adopted this guidance during the second quarter of 2009. The adoption did not have any effect on our Consolidated Financial Statements. We have evaluated disclosure of subsequent events and transactions through the time of filing on February 19, 2010 for this Annual Report on Form 10-K.

Recently Adopted Accounting Standards

On January 1, 2010, we adopted FASB guidance related to variable interest accounting. The guidance requires an enterprise to analyze whether its variable interest gives it a controlling financial interest in a variable interest entity. This analysis identifies the primary beneficiary of a variable interest entity as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the variable interest entity that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the variable interest entity that could potentially be significant to the entity. The guidance requires an enterprise to perform this analysis on an ongoing basis and requires additional disclosures about an enterprise’s involvement in variable interest entities. We do not believe the adoption of this guidance will impact our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3—Concentration of Credit Risk

As of December 31, 2009, approximately 38.9%, 21.8% and 14.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 74.1% and 12.6%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of December 31, 2009, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. These properties were located in 43 states, with properties in only two states accounting for more than 10% of our total revenues (including amounts in discontinued operations related to properties held for sale at December 31, 2009) during the year ended December 31, 2009, and two Canadian provinces. Properties in two states accounted for more than 10% of our total revenues (including amounts in discontinued operations) for the years ended December 31, 2008 and 2007, respectively.

Approximately 26.2%, 25.5% and 30.8% of our total revenues and 38.5%, 38.0% and 41.5% of our total NOI (net operating income) (including amounts in discontinued operations) for the years ended December 31, 2009, 2008 and 2007, respectively, were derived from our four Kindred Master Leases. Approximately 12.9%, 12.8% and15.7% of our total revenues and 19.1%, 19.2% and 21.2% of our total NOI (including amounts in discontinued operations) for the years ended December 31, 2009, 2008 and 2007, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

The future contracted minimum rentals, excluding contingent rent escalations, but with straight-line rents where applicable, for all of our triple-net leases are as follows:

	Kindred	Brookdale Senior Living	Other	Total
	(In thousands)
2010	$246,393	$121,547	$104,467	$472,407
2011	252,773	121,554	106,446	480,773
2012	259,320	121,562	108,462	489,344
2013	179,915	121,569	108,366	409,850
2014	141,519	121,577	109,148	372,244
Thereafter	47,574	505,229	583,009	1,135,812

Total	$1,127,494	$1,113,038	$1,119,898	$3,360,430

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

For the years ended December 31, 2009 and 2008, senior living operations managed by Sunrise accounted for approximately 44.7% and 45.4% of our total revenues and 18.5% and 20.0% of our total EBITDA (earnings before interest, taxes, depreciation and amortization) (including amounts in discontinued operations), respectively. Approximately 36.2% of our total revenues and 13.8% of our total EBITDA (including amounts in discontinued operations) for the year ended December 31, 2007 were attributable to senior living operations managed by Sunrise for the period from April 26, 2007 (the date of the Sunrise REIT acquisition) through December 31, 2007.

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

Each of Kindred, Brookdale Senior Living and Sunrise is subject to the reporting requirements of the Commission and is required to file with the Commission annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Annual Report on Form 10-K is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the Commission or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Brookdale Senior Living’s and Sunrise’s filings with the Commission can be found at the Commission’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the Commission.

Note 4—Acquisitions of Real Estate Property

The following summarizes our acquisitions in 2009, 2008 and 2007. We completed these acquisitions primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, as well as to diversify our portfolio and revenue base and reduce our dependence on any single operator, geography or asset type for our revenue.

2009 Acquisitions

We purchased four MOBs for an aggregate purchase price of $77.7 million, including $1.7 million of noncontrolling interest, increasing our MOB investments to over 1.7 million square feet. We own one of these MOBs through a joint venture, which we consolidate, with a partner that provides management and leasing services for the property. The purchase price was allocated between building and improvements, tenant improvements and lease intangibles of $60.9 million, $11.1 million and $5.7 million, respectively. Additionally, in 2009, we purchased one skilled nursing facility for $10.0 million and leased it to Brookdale Senior Living. The purchase price was allocated between land of $0.7 million and building and improvements of $9.3 million.

We also completed the development of two MOBs pursuant to an arrangement we entered into with a nationally recognized private developer of MOBs and healthcare facilities in 2008. That arrangement gave us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states. As of December 31, 2009, we had invested approximately $35.6 million, including $1.4 million of noncontrolling interest, in two MOBs under the arrangement, both of which we consolidate. The investment was allocated between land, building and improvements and tenant improvements of $1.4 million, $25.5 million and $8.7 million, respectively.

2008 Acquisitions

We acquired a 47-unit seniors housing community located in Texas for $5.1 million, which is currently being leased to an affiliate of Capital Senior Living Corporation. The purchase price was allocated to building and improvements based upon estimated fair value.

We acquired three MOBs for an aggregate purchase price of $66.8 million, inclusive of assumed debt of $34.6 million at the time of the acquisitions. The purchase price was allocated between land, building and improvements, tenant improvements and lease intangibles of $4.6 million, $59.1 million, $3.0 million and $0.1 million, respectively, based upon their estimated fair values. One of these MOBs is owned through a joint venture, which we consolidate, with a partner that provides management and leasing services for the property.

As of December 31, 2008, we had invested approximately $8.7 million in the two MOBs that were both under development pursuant to our exclusive joint venture arrangement described above.

Sunrise REIT Acquisition

In 2007, we acquired from Sunrise REIT a portfolio of 77 communities managed by Sunrise for approximately $2.0 billion, including assumed debt. We acquired a 100% ownership interest in eighteen seniors housing communities and a 75% to 85% ownership interest in 59 additional seniors housing communities, with the noncontrolling interest in those 59 communities being owned by affiliates of Sunrise. Of these 77 communities, 66 are located in metropolitan areas of nineteen U.S. states and eleven are located in the Canadian provinces of Ontario and British Columbia.

We funded the Sunrise REIT acquisition through $530.0 million of borrowings under a senior interim loan, an equity-backed facility providing for the issuance of 700,000 shares of our Series A Senior Preferred Stock, with a liquidation preference of $1,000 per share, and the assumption of $861.1 million of existing mortgage debt. In May 2007, we completed the sale of 26,910,000 shares of our common stock in an underwritten public offering and used the net proceeds from the sale ($1.05 billion), along with the proceeds of the disposition of certain of our Kindred assets (see “Note 5—Dispositions”) and borrowings under our unsecured revolving credit facility, to redeem all of our Series A Senior Preferred Stock and to repay our indebtedness under the senior interim loan. For the year ended December 31, 2007, we expensed $5.2 million of preferred stock dividends and issuance costs related to the Series A Senior Preferred Stock and $5.0 million of fees and interest associated with the senior interim loan (the latter of which is included in interest expense in our Consolidated Statements of Income for the year ended December 31, 2007).

Later in 2007, we acquired 80% ownership interests in two additional seniors housing communities, one located in Staten Island, New York for approximately $25.5 million, inclusive of our share of assumed debt of $15.3 million, and one in Vaughan, Ontario for approximately Cdn $43.6 million, inclusive of our share of assumed construction debt of Cdn $23.3 million. The joint venture for the Vaughan, Ontario property has the ability to borrow an additional Cdn $5.8 million under the existing construction loan for capital improvements.

We incurred certain merger-related expenses in connection with the Sunrise REIT acquisition during the years ended December 31, 2009, 2008 and 2007, respectively. Merger-related expenses include incremental costs directly related to the acquisition and expenses relating to our litigation with HCP, Inc. (“HCP”) (see “Note 14—Litigation”).

Other 2007 Acquisitions

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

We acquired eight MOBs, in seven separate transactions, for an aggregate purchase price of $150.5 million, inclusive of assumed debt of $21.5 million at the time of the acquisitions. The purchase price was allocated between land and buildings and improvements of $7.6 million and $142.9 million, respectively, based upon their estimated fair values. Two of these MOBs are currently owned through joint ventures, which we consolidate, with two different partners that provide management and leasing services for the properties.

Note 5—Dispositions

We present separately, as discontinued operations, in all periods presented the results of operations for all assets held for sale or disposed of during the three-year period ended December 31, 2009.

2009 Dispositions and Assets Held for Sale

In February 2010, we sold one seniors housing community for approximately $2.5 million. The net book value of this asset, $2.4 million, is reflected as held for sale as of December 31, 2009. We do not expect to record any gain or loss from the sale in first quarter of 2010. The operations for this asset have been reported as discontinued operations for the years ended December 31, 2009, 2008 and 2007.

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of a $55.7 million aggregate sale price and a $2.3 million lease termination fee. The proceeds from the sale were held in a Code Section 1031 exchange escrow account with a qualified intermediary and used for our acquisition of three MOBs in December 2009. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a gain from the sale of these assets of $39.3 million in the second quarter of 2009.

During 2009, we also sold five seniors housing communities, one hospital, one MOB and one other property to the existing tenants for an aggregate sale price of $96.2 million and transferred related debt of $38.8 million. We recognized a net gain from the sales of these assets of $27.5 million in 2009.

2008 Dispositions

In December 2008, we sold five seniors housing communities to the existing tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in the fourth quarter of 2008, $8.3 million of which was deferred due to a $10.0 million loan we made to the buyer in conjunction with the sale and will be recognized over a period of three years from the date of the sale. We recognized $0.5 million of the gain during the year ended December 31, 2009. See “Note 6—Loans Receivable.”

In April 2008, we sold seven properties for an aggregate sale price of $69.1 million. We recognized a gain from the sale of these assets of $25.9 million in the second quarter of 2008. In addition, we received a lease termination fee from the tenant of $1.6 million.

2007 Dispositions

In June 2007, we completed the sale of 22 properties to Kindred for $171.5 million in net cash proceeds. Of these net proceeds, $14.1 million was held in a Code Section 1031 exchange escrow account with a qualified intermediary and subsequently used in the second half of 2007 for other acquisitions. See “Note 4—Acquisitions.” In addition, Kindred paid us a lease termination fee of $3.5 million. We recognized a gain on the sale of assets of $129.5 million during the year ended December 31, 2007.

Set forth below is a summary of the results of operations of properties sold or held for sale during the years ended December 31, 2009, 2008 and 2007 , all of which were included in our triple-net leased properties segment, with the exception of one MOB sold during the first quarter of 2009 (included in all other for segment reporting purposes):

	2009	2008	2007
	(In thousands)
Revenues:
Rental income	$3,601	$20,031	$30,682
Interest and other income	2,423	1,700	3,655

	6,024	21,731	34,337
Expenses:
Interest	1,233	8,682	13,111
Depreciation and amortization	347	4,873	8,527

	1,580	13,555	21,638

Income before gain on sale of real estate assets	4,444	8,176	12,699
Gain on sale of real estate assets	67,305	39,026	129,478

Discontinued operations	$71,749	$47,202	$142,177

Note 6—Loans Receivable

As of December 31, 2009, we had $131.9 million of net loans receivable relating to seniors housing and healthcare companies or properties.

In June 2008, we purchased $112.5 million principal amount of first mortgage debt issued by a national provider of healthcare services, primarily skilled nursing care. We purchased this debt at a discount for $98.8 million, resulting in an effective interest rate to maturity of LIBOR plus 533 basis points. Interest on the loan is payable monthly at an annual rate of LIBOR plus 125 basis points, and the loan matures in January 2012, but may be extended for one year, at the borrower’s option, subject to certain conditions.

In 2008, we received a $10.0 million three-year note issued to us as partial consideration for five assets we sold in December 2008.

In 2005, we made three first mortgage loans (the “Sunwest Loans”) in the aggregate principal amount of $20 million to affiliates of Sunwest Management, Inc. (“Sunwest”). The Sunwest Loans originally accrued interest at a non-default annual rate of 9% and were secured by four seniors housing communities and guaranteed by Sunwest and two of its principals. During 2008, the borrowers defaulted on their obligations under the Sunwest Loans, and we initiated foreclosure actions on the four secured assets. Due to the unfavorable capital markets and economic environment at that time, we recorded a provision for loan losses on the Sunwest Loans of $6.0 million. In September 2009, we completed the non-judicial foreclosure of a seniors housing asset related to one of the Sunwest Loans and immediately sold the property to an affiliate of one of our existing tenants for approximately $6.3 million. In connection with the sale, we provided $5.0 million of first mortgage financing to the purchaser, secured by, among other things, the property, and received cash consideration of $1.2 million after expenses. We recorded no gain or loss from this transaction. The loan matures in September 2012, bears interest at a variable rate of 30-day LIBOR plus 6.5% per annum and is guaranteed by our tenant. In December 2009, we obtained ownership through judicial foreclosure of another seniors housing asset related to another Sunwest Loan, which had a carrying amount of $1.1 million. Operations from this property will be consolidated into our consolidated financial statements beginning in 2010. The net carrying value of the remaining Sunwest Loan, secured by two seniors housing assets, as of December 31, 2009 was $7.9 million.

As of December 31, 2009, the remainder of our loans receivable consisted of a $6.5 million first mortgage loan receivable originated under our sourcing and services agreement with a third party to acquire or originate a diversified pool of mortgage loans secured by stable, cash flowing seniors housing and MOB assets. Subsequent to December 31, 2009, we acquired another $15.8 million in first mortgage investments identified by such third party under the sourcing and services agreement.

Note 7—Intangibles

At December 31, 2009, intangible lease assets, comprised of above market resident leases, in-place resident leases and other intangibles, were $10.5 million, $96.3 million and $2.5 million, respectively. At December 31, 2008, these intangible lease assets were $7.4 million, $88.6 million and $2.2 million, respectively. At December 31, 2009 and 2008, the accumulated amortization of the intangible assets was $92.6 and $89.2 million, respectively. The weighted average amortization period of our lease-related intangible assets at December 31, 2009 was approximately 8.0 years.

At December 31, 2009 and 2008, intangible lease liabilities, comprised of below market resident leases, were $15.1 million and $12.2 million, respectively. At December 31, 2009 and 2008, the accumulated amortization of the intangible liabilities was $10.8 million and $10.0 million, respectively. The weighted average amortization period of intangible liabilities at December 31, 2009 was approximately 8.3 years.

Note 8—Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2009 and 2008:

	2009	2008
	(In thousands)
Unsecured revolving credit facilities	$8,466	$300,207
8 3/4% Senior Notes due 2009	—	49,807
6 3/4% Senior Notes due 2010	1,375	122,980
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	191,821
6 5/8% Senior Notes due 2014	71,654	175,000
7 1/8% Senior Notes due 2015	142,669	170,000
6 1/2% Senior Notes due 2016	400,000	200,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,540,064	1,474,325

Total	2,701,661	3,139,140
Unamortized fair value adjustment	11,642	14,256
Unamortized commission fees and discounts	(43,202)	(16,398)

Senior notes payable and other debt	$2,670,101	$3,136,998

Unsecured Revolving Credit Facilities

Our aggregate borrowing capacity under the unsecured revolving credit facilities is $1.0 billion, of which $800.0 million matures on April 26, 2012 and $200.0 million matures on April 26, 2010. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. At December 31, 2009, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. At December 31, 2009, we had $8.5 million outstanding under our unsecured revolving credit facilities and approximately $988.4 million of availability.

Convertible Senior Notes

As of December 31, 2009, we had $230.0 million aggregate principal amount of our 3 7/8% convertible notes due 2011 outstanding. The convertible notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 11, 2011, at any time prior to the close of business on the second business day prior to the stated maturity (December 1, 2011), in each case into cash up to the principal amount of the convertible notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 22.9457 shares per $1,000 principal amount of notes (which equates to a conversion price of approximately $43.58 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price, our earnings per share will be diluted. The convertible notes had a minimal dilutive impact per share for the year ended December 31, 2009. See “Note 13—Earnings Per Share.”

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

Senior Notes

As of December 31, 2009, we had $1.2 billion aggregate principal amount of senior notes issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation (collectively, the “Issuers”) outstanding. We issued $200.0 million principal amount of each of our senior notes due 2016 and senior notes due 2017 at initial discounts to par value of 1/2% and 5/8%, respectively. We issued $50.0 million principal amount of our senior notes due 2014 at a 1% discount to par value.

During 2009, we issued and sold another $200.0 million aggregate principal amount of senior notes due 2016 at a 15 3/4% discount to par value, for total proceeds of $168.5 million, before the underwriting discount and expenses. We also repaid in full, at par, $49.8 million principal amount of our senior notes due 2009 at maturity on May 1, 2009, and purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding senior notes due 2010; $109.4 million principal amount of our outstanding senior notes due 2012; $103.3 million principal amount of our outstanding senior notes due 2014; and $27.3 million principal amount of our outstanding senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.1 million related to these purchases.

During 2008, we purchased $124.4 million principal amount of senior notes due 2009 and $52.0 million principal amount of senior notes due 2010 in open market transactions and reported a net gain on extinguishment of debt of $2.5 million.

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

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the senior notes, in whole or in part, at a purchase price in cash equal to 101% of the principal amount of the senior notes, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) have confirmed their ratings at Ba3 or higher and BB- or higher on the senior notes and certain other conditions are met, this repurchase obligation will not apply.

Mortgages

At December 31, 2009, we had outstanding 121 mortgage loans totaling $1.5 billion that are collateralized by the underlying properties. The loans generally bear interest at fixed rates ranging from 5.1% to 8.5% per annum, except for twelve loans having aggregate outstanding principal balances totaling $216.0 million which bear interest at the lender’s variable rates ranging from 1.0% to 4.5% per annum as of December 31, 2009. At December 31, 2009, the weighted average annual rate on our fixed rate mortgage loans was 6.3%, and the weighted average annual rate on our variable rate mortgage loans was 2.1%. Our mortgage loans had a weighted average maturity of 5.3 years as of December 31, 2009.

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2009, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2010	$175,134	$—	$27,848	$202,982
2011	301,127	—	26,379	327,506
2012	388,937	8,466	22,824	420,227
2013	150,962	—	17,294	168,256
2014	109,137	—	15,084	124,221
Thereafter	1,399,020	—	59,449	1,458,469

Total maturities	$2,524,317	$8,466	$168,878	$2,701,661

(1)	On December 31, 2009, we had $107.4 million of unrestricted cash and cash equivalents, for cash available of $98.9 million, net of amounts outstanding on our unsecured revolving credit facilities.

As of December 31, 2009, our joint venture partners’ share of total debt was $159.0 million.

The instruments governing our senior notes and certain other indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things, (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; (iv) merge, consolidate or transfer certain assets; and (v) sell assets. At any time we maintain investment grade ratings by both Moody’s and S&P, the indentures governing our senior notes provide that certain of these restrictive covenants will either be suspended or fall away. We and certain of our subsidiaries are also required to maintain total unencumbered assets of at least 150% of this group’s unsecured debt. Our unsecured revolving credit facilities also require us to maintain certain financial covenants pertaining to, among other things, our consolidated leverage, secured debt, fixed charge coverage and net worth.

As of December 31, 2009, we were in compliance with all of these covenants.

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate movements on future cash flows under our variable rate debt obligations and the effect of foreign currency exchange rate movements on our senior living operations. We attempt to minimize these risks by following established risk management policies and procedures, including the use of derivative instruments.

For interest rate exposures, we use derivatives primarily to fix the rate on debt based on floating rate indexes and to manage the cost of borrowing obligations. We prohibit the use of derivative instruments for trading or speculative purposes. Further, we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivative is designed to hedge, we do not anticipate any material adverse effect on our net income or financial position in the future from the use of derivatives.

The interest rate swap agreement that we entered into in 2001 expired on June 30, 2008, and we do not currently have any interest rate swap agreements in effect.

In January 2007, we entered into two Canadian call options in conjunction with our agreement to acquire the assets of Sunrise REIT. See “Note 4—Acquisitions.” We paid an aggregate purchase price of $8.5 million for these contracts, which had an aggregate notional call amount of Cdn $750.0 million at a Cdn $1.18 strike price.

These contracts were settled on April 26, 2007, the acquisition date, and we received $33.2 million in cash upon settlement. For the year ended December 31, 2007, we recognized gains related to call option contracts of $24.3 million, which is included as a foreign currency gain on our Consolidated Statement of Income for the year ended December 31, 2007.

Unamortized Fair Value Adjustment

As of December 31, 2009, the unamortized fair value adjustment related to the long-term debt we assumed in connection with the Sunrise REIT acquisition and various MOB acquisitions was $11.6 million and will be recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (reduction of interest expense) for each of the next five years follows: 2010 – $2.9 million; 2011 – $2.9 million; 2012 – $2.4 million; 2013 – $1.4 million; and 2014 – $1.0 million.

Note 9—Fair Values of Financial Instruments

As of December 31, 2009 and 2008, the carrying amounts and fair values of our financial instruments were as follows:

	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$107,397	$107,397	$176,812	$176,812
Loans receivable, net	131,887	129,512	123,289	111,942
Marketable debt securities	65,038	65,038	51,550	51,550
Senior notes payable and other debt, gross	(2,701,661)	(2,780,405)	(3,139,140)	(2,949,268)

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

At December 31, 2009, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $60.6 million and $65.0 million, respectively. At December 31, 2008, these securities had an aggregate amortized cost basis and fair value of $64.4 million and $51.6 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to maturity.

Note 10—Stock-Based Compensation

Compensation Plans

We have four plans under which outstanding options to purchase common stock and/or shares or units of restricted stock have been, or may be, granted to officers, employees and non-employee directors, one plan under which executive officers may receive common stock in lieu of compensation and two plans under which certain directors have received or may receive common stock in lieu of director fees (the following are collectively referred to as the “Plans”): (1) the 2000 Incentive Compensation Plan (Employee Plan); (2) the 2004 Stock Plan for Directors; (3) the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”); (4) the Executive Deferred Stock Compensation Plan; (5) the Nonemployee Directors’ Deferred Stock Compensation Plan; (6) the 2006 Incentive Plan; and (7) the 2006 Stock Plan for Directors.

During the year ended December 31, 2009, option and restricted stock grants and stock issuances could only be made under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2000 Incentive Compensation Plan (Employee Plan) and the 2004 Stock Plan for Directors expired on December 31, 2006, and no additional grants were permitted under those Plans after that date. In addition, the Directors Stock Purchase Plan terminated in accordance with its terms during 2007.

The number of shares reserved and the number of shares available for future grants or issuance under these Plans as of December 31, 2009 are as follows:

•

Executive Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and, as of December 31, 2009, 500,000 shares were available for future issuance.

•

Nonemployee Directors’ Deferred Stock Compensation Plan—500,000 shares are reserved for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and, as of December 31, 2009, 459,004 shares were available for future issuance.

•

2006 Incentive Plan—5,000,000 shares are reserved for grants or issuance to employees and 3,271,378 were available for future grants or issuance as of December 31, 2009. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

•

2006 Stock Plan for Directors—400,000 shares are reserved for grants or issuance to non-employee directors and 279,272 were available for future grants or issuance as of December 31, 2009. This plan replaced the 2004 Stock Plan for Directors.

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

Compensation cost for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis as the requisite service periods are rendered. Compensation costs related to stock options for the years ended December 31, 2009, 2008 and 2007 were $2.9 million, $2.3 million and $1.9 million.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2009	2008	2007
Risk-free interest rate	1.37 - 2.32%	2.48%	4.65%
Dividend yield	5.75%	5.75%	4.83%
Volatility factors of the expected market price for our common stock	36.1 - 42.7%	21.0%	21.0%
Weighted average expected life of options	3.5 - 6.0 years	3.5 years	6.0 years

The following is a summary of stock option activity in 2009:

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2008	1,355,884	$3.31 - $45.25	$36.90
Options granted	397,485	21.57 - 33.57	28.25
Options exercised	(99,891)	3.31 - 28.96	21.63
Options canceled	(13,502)	4.00 - 41.76	22.68

Outstanding as of December 31, 2009	1,639,976	11.34 - 45.25	35.85	7.6	$12,974

Exercisable as of December 31, 2009	1,155,633	$11.34 - $45.25	$36.36	7.1	$8,567

A summary of the status of our nonvested stock options as of December 31, 2009 and changes during the year then ended follows:

Activity	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	543,943	$4.12
Granted	397,485	5.86
Vested	(449,333)	4.83
Forfeited	(7,752)	4.22

Nonvested at end of year	484,343	$4.89

As of December 31, 2009, there was $704,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of one year. Proceeds received from options exercised under the Plans for the years ended December 31, 2009, 2008 and 2007 were $2.2 million, $6.2 million and $9.5 million, respectively.

Restricted Stock and Restricted Stock Units

The market value of shares of restricted stock and restricted stock units on the date of the award is recognized as stock-based compensation expense over the service period, with charges to general and administrative expenses of approximately $9.0 million in 2009, $7.7 million in 2008 and $5.6 million in 2007. Restricted stock and restricted stock units generally vest over two- to five-year periods. The vesting of restricted stock and restricted stock units may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other events.

A summary of the status of our nonvested restricted stock units and restricted stock as of December 31, 2009, and changes during the year ended December 31, 2009 follows:

	Restricted Stock Units	Weighted Average Grant Date Fair Value	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2008	6,450	$44.14	343,655	$42.31
Granted	4,118	33.57	200,327	27.70
Vested	(4,446)	43.64	(178,669)	36.63
Forfeited	—	—	(4,140)	25.54

Nonvested at December 31, 2009	6,122	$37.39	361,173	$37.16

As of December 31, 2009, there was $7.5 million unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average of 1.5 years.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date, with respect to the employee tax-favored portion of the plan, and not less than 95% of the market price on that date, with respect to the additional employee and director portion of the plan. We have reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2009, 31,700 shares had been purchased under the ESPP and 2,468,300 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows for eligible employees to defer compensation subject to certain limitations imposed by the Code. We make a contribution for each qualifying employee of up to 3% of his or her salary, subject to limitations, regardless of the employee’s individual contribution. During 2009, 2008 and 2007, our contributions were approximately $189,000, $164,000 and $106,000, respectively.

Note 11—Income Taxes

We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We have elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. The TRS entities were created or acquired in connection with the Sunrise REIT acquisition. All entities other than the TRS entities are collectively referred to as “the REIT” within this Note 11.

We intend to continue to operate in such a manner as to enable us to qualify as a REIT. Our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2009, 2008 and 2007, our tax treatment of distributions per common share was as follows:

	2009	2008	2007
Tax treatment of distributions:
Ordinary income	$1.8356	$1.9025	$1.2872
Long-term capital gain	0.1510	0.0712	0.9621
Unrecaptured Section 1250 gain	0.0634	0.0763	0.0457

Distribution reported for 1099-DIV purposes	2.0500	2.0500	2.2950
Less: Dividend declared in prior year and taxable in current year	—	—	(0.3950)

Distributions declared per common share outstanding	$2.0500	$2.0500	$1.9000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2009, 2008 and 2007. As a result of the TRS entities created and acquired in 2007, the consolidated provision (benefit) for income taxes for the years ended December 31, 2009, 2008 and 2007 is as follows:

	2009	2008	2007
	(In thousands)
Current	$2,166	$3,010	$908
Deferred	(3,885)	(18,895)	(28,950)

Total	$(1,719)	$(15,885)	$(28,042)

The deferred tax benefit for the years ended December 31, 2009, 2008 and 2007 was reduced by income tax expense of $1.7 million, $1.7 million and $1.1 million, respectively, related to the noncontrolling interest share of net income. For the tax years ended December 31, 2009, 2008 and 2007, the Canadian income tax benefit included in the consolidated benefit for income taxes was $2.0 million, $3.3 million and $7.1 million, respectively.

Although the TRS entities did not pay any federal income taxes for the year ended December 31, 2009, federal income tax payments for these TRS entities may increase in future years as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.

Income tax expense computed by applying the federal corporate tax rate for the years ended December 31, 2009, 2008 and 2007 is reconciled to the income tax benefit as follows:

	2009	2008	2007
	(In thousands)
Tax at statutory rate on earnings from continuing operations before noncontrolling interest and income taxes	$68,562	$48,605	$38,626
State income taxes, net of federal benefit	(126)	(445)	(2,787)
Increase in valuation allowance	7,713	1,170	—
Increase in ASC 740 income tax liability	2,166	3,010	—
Tax at statutory rate on earnings not subject to federal income taxes	(79,689)	(69,009)	(65,225)
Other differences	(345)	784	1,344

Income tax benefit	$(1,719)	$(15,885)	$(28,042)

The REIT made no income tax payments for the year ended December 31, 2009 and 2008. Tax payments of $2.1 million related to built-in gains tax were made for the year ended December 31, 2007.

In connection with the Sunrise REIT acquisition, we established a beginning net deferred tax liability of $306.3 million related to temporary differences between the financial reporting and tax bases of assets and liabilities acquired (primarily property and related assets, net of net operating loss carryforwards).

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2009, 2008 and 2007 are summarized as follows:

	2009	2008	2007
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(293,800)	$(291,481)	$(315,835)
Operating loss and interest deduction carryforwards	86,014	70,302	57,483
Expense accruals and other	(58)	275	87
Valuation allowance	(45,821)	(36,595)	(39,325)

Net deferred tax liabilities	$(253,665)	$(257,499)	$(297,590)

Due to the uncertainty of the realization of certain deferred tax assets, we established valuation allowances. The majority of these valuation allowances related to the net operating loss (“NOL”) carryforward related to the REIT where there was uncertainty regarding its realization.

The net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $384.7 million and $497.1 million less than the book bases of those assets and liabilities for financial reporting purposes for the years ended December 31, 2009 and 2008, respectively.

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

Some, but not all, future gains could be offset by available NOLs. We had a $23.3 million deferred tax liability as of December 31, 2007 to be utilized for any built-in gains tax related to the disposition of assets owned prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we did not have any dispositions of these assets through December 31, 2008, we do not expect to pay any amounts related to this contingent liability. Therefore, this contingent liability was no longer required, and $23.3 million was reversed into income during 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2006 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2005 and subsequent years. The potential impact on income tax expense of years open under the statute of limitations for Canadian entities acquired as part of the Sunrise REIT acquisition is not expected to be material.

We have a combined NOL carryforward of $132.5 million at December 31, 2009 related to the TRS entities and an NOL carryforward related to the REIT of $90.4 million. These amounts can be used to offset future taxable income (and/or taxable income for prior years if audits of any prior year’s return determine that amounts are owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2020 for the REIT.

As a result of the uncertainties relating to the ultimate utilization of existing REIT NOLs, no net deferred tax benefit has been ascribed to REIT NOL carryforwards as of December 31, 2009 and 2008. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot give any assurances as to the outcome of these matters.

The following table summarizes the activity related to our unrecognized tax benefits:

	2009	2008
	(In thousands)
Balance as of January 1	$12,870	$9,384
Additions to tax positions related to the current year	2,562	3,486
Additions to tax positions related to prior years	577	—
Subtractions to tax positions related to prior years	(565)	—

Balance as of December 31	$15,444	$12,870

Included in the unrecognized tax benefits of $15.0 million at December 31, 2009 was $15.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no penalties. Interest of $0.4 million related to the unrecognized tax benefits was accrued during 2009. We expect our unrecognized tax benefits to increase by $2.0 million during 2010.

Note 12—Commitments and Contingencies

Assumption of Certain Operating Liabilities and Litigation

As a result of the structure used to acquire the Sunrise REIT properties, we may be subject to various liabilities arising out of the ownership or operation of those properties prior to the acquisition. If the liabilities we have assumed are greater than expected, or if there are obligations relating to the Sunrise REIT properties of which we were not aware at the time of completion of the acquisition, such liabilities and/or obligations could have a Material Adverse Effect on us.

Similarly, we have assumed various liabilities in connection with other past acquisitions, including liabilities arising out of the ownership or operation of properties acquired in a merger. If the liabilities we have assumed are greater than expected, or if there are obligations relating to the acquired properties of which we were not aware at the time we completed those acquisitions, such liabilities and/or obligations could have a Material Adverse Effect on us.

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

Other

We have certain operating and ground lease obligations that generally require fixed monthly or annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 85 years, excluding extension options. Future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2009 were $2.1 million in 2010, $1.7 million in 2011, $1.8 million in 2012, $1.8 million in 2013, $1.3 million in 2014 and $105.7 million thereafter.

Note 13—Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$194,746	$175,401	$131,504
Discontinued operations	71,749	47,202	142,177

Net income attributable to common stockholders	$266,495	$222,603	$273,681

Denominator:
Denominator for basic earnings per share— weighted average shares	152,566	139,572	122,597
Effect of dilutive securities:
Stock options	126	223	383
Restricted stock awards	64	17	14
Convertible notes	2	100	18

Dilutive potential common stock	192	340	415

Denominator for diluted earnings per share— adjusted weighted average shares	152,758	139,912	123,012

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.28	$1.25	$1.07
Discontinued operations	0.47	0.34	1.16

Net income attributable to common stockholders	$1.75	$1.59	$2.23

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.27	$1.25	$1.07
Discontinued operations	0.47	0.34	1.15

Net income attributable to common stockholders	$1.74	$1.59	$2.22

There were 975,500, 940,500 and 222,200 anti-dilutive options outstanding for the years ended December 31, 2009, 2008 and 2007, respectively.

Note 14—Litigation

Legal Proceedings Defended and Indemnified by Third Parties

Kindred, Brookdale Senior Living, Sunrise and our other tenants, operators and managers are parties to certain legal actions and regulatory investigations arising in the normal course of their business. In certain cases, the tenant, operator or manager, as applicable, has agreed to indemnify, defend and hold us harmless against these actions and investigations. However, the resolution of any litigation or investigations, either individually or in the aggregate, could have a material adverse effect on Kindred’s, Brookdale Senior Living’s, Sunrise’s or such other tenants’, operators’ and managers’ liquidity, financial condition or results of operations, which, in turn, could have a Material Adverse Effect on us.

Litigation Related to the Sunrise REIT Acquisition

On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky, entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We asserted claims of tortious interference with contract and tortious interference with prospective business advantage. Our complaint alleged that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise REIT and with the process for unitholder consideration of the purchase agreement. The complaint alleged, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price above the original contract price necessary to obtain unitholder approval and increased costs associated with the delay in closing the acquisition, including increased costs to finance the transaction as a result of the delay.

HCP brought counterclaims against us alleging misrepresentation and negligent misrepresentation by Sunrise REIT related to its sale process, claiming that we were responsible for those actions as successor. HCP sought compensatory and punitive damages. On March 25, 2009, the District Court granted us judgment on the pleadings against all counterclaims brought by HCP and dismissed HCP’s counterclaims with prejudice. Thereafter, the District Court confirmed the dismissal of HCP’s counterclaims.

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

On September 4, 2009, the jury unanimously held that HCP tortiously interfered with our business expectation to acquire Sunrise REIT at the agreed price by employing significantly wrongful means such as fraudulent misrepresentation, deceit and coercion. The jury awarded us $101.6 million in compensatory damages, which is the full amount of damages the District Court permitted us to seek at trial. The District Court entered judgment on the jury’s verdict on September 8, 2009.

On November 16, 2009, the District Court affirmed the jury’s verdict and denied all of HCP’s post-trial motions, including a motion requesting that the District Court overturn the jury’s verdict and enter judgment for HCP or, in the alternative, award HCP a new trial. The District Court also denied our motion for approximately $20 million in pre-judgment interest and/or to modify the jury award to increase it by approximately $4 million to reflect the currency rates in effect on September 8, 2009, the date of entry of the judgment.

On November 17, 2009, HCP appealed the District Court’s judgment to the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”). Based on filings by HCP with the Sixth Circuit, in the appeal, HCP is expected to argue that the judgment against it should be vacated and the case remanded for a new trial and/or that judgment should be entered in its favor as a matter of law. We intend to vigorously contest HCP’s appeal and seek the confirmation by the Sixth Circuit of both the jury’s verdict and the various rulings in our favor in the District Court. However, there can be no assurance as to the outcome of HCP’s appeal.

On November 24, 2009, we filed a cross-appeal to the Sixth Circuit. The cross-appeal will be heard and decided in conjunction with HCP’s appeal. In addition to maintaining the full benefit of our favorable jury verdict, in our cross-appeal, we intend to assert that we are entitled to substantial monetary relief in addition to the jury verdict, including punitive damages, additional compensatory damages and pre-judgment interest. We intend to vigorously pursue our cross-appeal and to seek additional proceedings in the District Court in which a jury may supplement the current judgment. However, there can be no assurance as to the outcome of our cross-appeal.

On December 11, 2009, HCP posted a $102.8 million letter of credit in our favor to serve as security to stay execution of the jury verdict pending the appellate proceedings.

The briefing process for HCP’s appeal and our cross-appeal is expected to commence in March 2010 and conclude in June 2010 and a final decision could be issued by June 2011. However, there can be no assurance about the timing of a decision by the Sixth Circuit.

Other Litigation

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation, in connection with the operations of our seniors housing communities managed by Sunrise. It is the opinion of management that, except as set forth in this Note 14, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

Note 15—Capital Stock

At December 31, 2009 and 2008, our authorized capital stock consisted of 300,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

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

In April 2009, we issued and sold 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $312.2 million in aggregate proceeds from the sale, which we used, together with our net proceeds from the sale of our senior notes due 2016, to fund our cash tender offers with respect to the outstanding senior notes, to repay debt and for general corporate purposes.

In 2008, we issued and sold 9,236,083 shares of our common stock in two underwritten public offerings pursuant to our previous shelf registration statement. We received $409.0 million in aggregate proceeds from the sales, which we used to repay indebtedness outstanding under our unsecured revolving credit facilities and for working capital and other general corporate purposes.

Excess Share Provision

In order to preserve our ability to maintain REIT status, our Certificate of Incorporation provides that if a person acquires beneficial ownership of more than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

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

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Certificate of Incorporation.

Distribution Reinvestment and Stock Purchase Plan

We have in effect a Distribution Reinvestment and Stock Purchase Plan (“DRIP”), under which existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. In addition, existing stockholders, as well as new investors, may purchase shares of common stock under the DRIP by making optional cash payments, subject to certain limits. We currently offer a 1% discount on the purchase price of our common stock to shareholders who reinvest their dividends and/or make optional cash purchases through the DRIP. The amount and availability of this discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.

Accumulated Other Comprehensive Income

	As of December 31,
	2009	2008
	(In thousands)
Foreign currency translation	$16,059	$(7,493)
Unrealized gain (loss) on marketable debt securities	4,440	(12,887)
Other	(830)	(709)

Total accumulated other comprehensive income (loss)	$19,669	$(21,089)

Note 16—Related Party Transactions

We currently lease eight personal care facilities to Tangram Rehabilitation Network, Inc. (“Tangram”), a wholly owned subsidiary of Res-Care, Inc. (“Res-Care”). The properties are leased pursuant to a master lease agreement which is guaranteed by Res-Care, of which a member of our Board of Directors serves as Chairman of the Board. For the years ended December 31, 2009, 2008 and 2007, Tangram has paid us approximately $980,900, $949,800 and $917,000, respectively, in base rent payments.

Note 17—Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2009 and 2008 is provided below.

	For the Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$229,377	$231,924	$235,767	$239,026

Income from continuing operations attributable to common stockholders (1)	$45,189	$46,134	$49,656	$53,767
Discontinued operations (1)	29,039	42,247	149	314

Net income attributable to common stockholders	$74,228	$88,381	$49,805	$54,081

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.32	$0.30	$0.32	$0.35
Discontinued operations	0.20	0.27	0.00	0.00

Net income attributable to common stockholders	$0.52	$0.57	$0.32	$0.35

Diluted:
Income from continuing operations applicable to common shares	$0.32	$0.30	$0.32	$0.35
Discontinued operations	0.20	0.27	0.00	0.00

Net income applicable to common shares	$0.52	$0.57	$0.32	$0.35

Dividends declared per share	$0.5125	$0.5125	$0.5125	$0.5125

(1)	The amounts presented for the three months ended March 31, 2009, June 30, 2009 and September 30, 2009 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2009 and properties reflected as held for sale as of December 31, 2009.

	For the Three Months Ended
	March 31, 2009	June 30, 2009	September 30, 2009
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$229,440	$231,988	$235,830
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(63)	(64)	(63)

Total revenues disclosed in Form 10-K	$229,377	$231,924	$235,767

Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q	$45,215	$46,162	$49,685
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(26)	(28)	(29)

Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$45,189	$46,134	$49,656

Discontinued operations, previously reported in Form 10-Q	$29,013	$42,219	$120
Discontinued operations from properties sold subsequent to the respective reporting period	26	28	29

Discontinued operations disclosed in Form 10-K	$29,039	$42,247	$149

	For the Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$227,223	$228,963	$235,059	$232,453

Income from continuing operations attributable to common stockholders (1)	$29,015	$41,294	$62,193	$42,899
Discontinued operations (1)	2,139	28,859	1,573	14,631

Net income attributable to common stockholders	$31,154	$70,153	$63,766	$57,530

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.21	$0.30	$0.44	$0.30
Discontinued operations	0.02	0.21	0.01	0.10

Net income attributable to common stockholders	$0.23	$0.51	$0.45	$0.40

Diluted:
Income from continuing operations applicable to common shares	$0.21	$0.30	$0.44	$0.30
Discontinued operations	0.02	0.21	0.01	0.10

Net income applicable to common shares	$0.23	$0.51	$0.45	$0.40

Dividends declared per share	$0.5125	$0.5125	$0.5125	$0.5125

(1)	The amounts presented for 2008 are not equal to the same amounts previously reported in our Current Report on Form 8-K filed with the Commission on August 7, 2009 as a result of discontinued operations consisting of properties sold in 2009 and properties reflected as held for sale as of December 31, 2009.

	For the Three Months Ended
	March 31, 2008	June 30, 2008	September 30, 2008	December 31, 2008
	(In thousands, except per share amounts)
Revenues, previously reported in Form 8-K	$227,291	$229,031	$235,121	$232,515
Revenues, previously reported in Form 8-K, subsequently reclassified to discontinued operations	(68)	(68)	(62)	(62)

Total revenues disclosed in Form 10-K	$227,223	$228,963	$235,059	$232,453

Income from continuing operations attributable to common stockholders, previously reported in Form 8-K	$29,035	$41,313	$62,211	$42,921
Income from continuing operations attributable to common stockholders, previously reported in Form 8-K, subsequently reclassified to discontinued operations	(20)	(19)	(18)	(22)

Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$29,015	$41,294	$62,193	$42,899

Discontinued operations, previously reported in Form 8-K	$2,119	$28,840	$1,555	$14,609
Discontinued operations from properties sold subsequent to the respective reporting period	20	19	18	22

Discontinued operations disclosed in Form 10-K	$2,139	$28,859	$1,573	$14,631

Note 18—Segment Information

As of December 31, 2009, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring, financing and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

We acquired the senior living operations segment on April 26, 2007, pursuant to the purchase of the Sunrise REIT properties. With the addition of these properties, we believed segment differentiation would be appropriate based on the different economic and legal structures used to acquire and own those assets. Prior to the acquisition, we operated through one reportable segment—investment in real estate—which included the triple-net leased properties and our MOBs. Our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, we separated them from the triple-net leased properties segment during 2007. However, the MOBs segment is not individually reported and is included in “All Other” because it does not meet necessary quantitative thresholds at the current time.

We evaluate performance of the combined properties in each segment based on net operating income before interest (excluding income from loans and investments), income taxes, depreciation and amortization, rent reset costs, reversal of contingent liability, foreign currency gains/losses, general, administrative and professional fees, merger-related expenses and noncontrolling interest. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income. All other assets consist primarily of MOB assets and corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

Summary information by business segment is as follows:

For the year ended December 31, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$465,165	$—	$35,922	$501,087
Resident fees and services	—	421,058	—	421,058
Income from loans and investments	—	—	13,107	13,107
Interest and other income	494	24	324	842

Total revenues	$465,659	$421,082	$49,353	$936,094

Segment net operating income	$465,165	$131,013	$36,261	$632,439
Interest and other income	494	24	324	842
Interest expense	(86,137)	(88,537)	(3,829)	(178,503)
Depreciation and amortization	(119,921)	(68,624)	(12,366)	(200,911)
General, administrative and professional fees	—	—	(38,830)	(38,830)
Foreign currency loss	—	(50)	—	(50)
Loss on extinguishment of debt	(6,012)	—	(68)	(6,080)
Merger-related expenses and deal costs	(187)	(11,548)	(1,280)	(13,015)

Net income (loss) before income taxes, discontinued operations and noncontrolling interest	$253,402	$(37,722)	$(19,788)	$195,892

For the year ended December 31, 2008:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$453,652	$—	$27,716	$481,368
Resident fees and services	—	429,257	—	429,257
Income from loans and investments	—	—	8,847	8,847
Interest and other income	2,133	338	1,755	4,226

Total revenues	$455,785	$429,595	$38,318	$923,698

Segment net operating income	$453,652	$138,813	$20,063	$612,528
Interest and other income	2,133	338	1,755	4,226
Interest expense	(105,072)	(95,595)	(3,783)	(204,450)
Depreciation and amortization	(121,197)	(98,511)	(11,173)	(230,881)
General, administrative and professional fees	—	—	(40,651)	(40,651)
Foreign currency gain	—	162	—	162
Gain on extinguishment of debt	1,868	530	—	2,398
Merger-related expenses and deal costs	—	(4,460)	—	(4,460)

Net income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	$231,384	$(58,723)	$(33,789)	$138,872

For the year ended December 31, 2007:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$444,811	$—	$14,235	$459,046
Income from loans and investments	—	282,226	—	282,226
Interest and other income	—	—	2,586	2,586
Total revenues	1,970	832	37	2,839

	$446,781	$283,058	$16,858	$746,697

Segment net operating income	$444,811	$90,137	$10,785	$545,733
Interest and other income	1,970	832	37	2,839
Interest expense	(130,213)	(64,547)	(1,900)	(196,660)
Depreciation and amortization	(121,182)	(101,223)	(4,112)	(226,517)
General, administrative and professional fees	—	—	(36,425)	(36,425)
Foreign currency gain	—	24,280	—	24,280
Gain on extinguishment of debt	88	—	—	88
Merger-related expenses and deal costs	—	(2,979)	—	(2,979)

Net income (loss) before income taxes, discontinued operations and noncontrolling interest	$195,474	$(53,500)	$(31,615)	$110,359

	As of December 31,
	2009	2008
	(In thousands)
Assets:
Triple-net leased properties	$2,902,126	$3,128,995
Senior living operations	2,341,834	2,362,282
All other assets	372,285	280,141

Total assets	$5,616,245	$5,771,418

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Capital expenditures:
Triple-net leased properties (1)	$10,867	$11,487	$10,107
Senior living operations	11,081	7,301	1,231,083
All other expenditures (2)	105,880	51,372	127,636

Total capital expenditures	$127,828	$70,160	$1,368,826

(1)	2009 includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.
(2)	2009 includes $55.7 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Year Ended December 31,
	2009	2008	2007
	(In thousands)
Revenue:
United States	$862,366	$848,320	$699,786
Canada	73,728	75,378	46,911

Total revenues	$936,094	$923,698	$746,697

	As of December 31,
	2009	2008
	(In thousands)
Long-lived assets:
United States	$4,696,674	$4,786,734
Canada	418,036	386,205

Total long-lived assets	$5,114,710	$5,172,939

Note 19—Condensed Consolidating Information

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of the Issuers. Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. In April 2009, ElderTrust Operating Limited Partnership (“ETOP”), of which we owned substantially all of the partnership units, was liquidated and dissolved. Accordingly, the financial results of ETOP and its wholly owned subsidiaries are no longer separately reported but are now included among the Subsidiary Guarantors. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008, and 2007:

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,496	$2,185,897	$769,857	$2,281,347	$—	$5,246,597
Cash and cash equivalents	—	4,332	82,886	20,179	—	107,397
Escrow deposits and restricted cash	215	9,093	12,766	17,758	—	39,832
Deferred financing costs, net	1,192	1,407	15,577	11,076	—	29,252
Investment in and advances to affiliates	1,169,609	—	1,308,403	—	(2,478,012)	—
Other	3	76,154	82,346	34,664	—	193,167

Total assets	$1,180,515	$2,276,883	$2,271,835	$2,365,024	$(2,478,012)	$5,616,245

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$220,942	$370,299	$876,987	$1,201,873	$—	$2,670,101
Intercompany	(45,563)	453,763	(408,200)	—	—	—
Deferred revenue	3	544	1,969	1,799	—	4,315
Accrued interest	(3,552)	5,117	10,732	5,677	—	17,974
Accounts payable and other accrued liabilities	15,693	66,318	40,611	63,508	—	186,130
Deferred income taxes	253,665	—	—	—	—	253,665

Total liabilities	441,188	896,041	522,099	1,272,857	—	3,132,185
Total equity	739,327	1,380,842	1,749,736	1,092,167	(2,478,012)	2,484,060

Total liabilities and stockholders’ equity	$1,180,515	$2,276,883	$2,271,835	$2,365,024	$(2,478,012)	$5,616,245

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$10,144	$2,176,719	$812,954	$2,296,411	$—	$5,296,228
Cash and cash equivalents	—	10,325	144,918	21,569	—	176,812
Escrow deposits and restricted cash	216	9,792	19,555	26,303	—	55,866
Deferred financing costs, net	1,752	687	11,243	8,350	—	22,032
Investment in and advances to affiliates	1,170,475	9,039	1,119,378	—	(2,298,892)	—
Other .	11	58,625	84,612	77,232	—	220,480

Total assets	$1,182,598	$2,265,187	$2,192,660	$2,429,865	$(2,298,892)	$5,771,418

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$216,518	$496,174	$1,351,526	$1,072,780	$—	$3,136,998
Intercompany	(940)	497,261	(513,602)	17,281	—	—
Deferred revenue	11	554	3,617	2,875	—	7,057
Accrued interest	—	1,928	15,721	4,282	—	21,931
Accounts payable and other accrued liabilities	12,578	65,403	26,019	64,198	—	168,198
Deferred income taxes	257,499	—	—	—	—	257,499

Total liabilities	485,666	1,061,320	883,281	1,161,416	—	3,591,683
Total equity	696,932	1,203,867	1,309,379	1,268,449	(2,298,892)	2,179,735

Total liabilities and stockholders’ equity	$1,182,598	$2,265,187	$2,192,660	$2,429,865	$(2,298,892)	$5,771,418

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,351	$153,600	$276,008	$69,128	$—	$501,087
Resident fees and services	—	109,320	—	311,738	—	421,058
Income from loans and investments	—	3	13,104	—	—	13,107
Equity earnings in affiliates	264,163	2,309	—	—	(266,472)	—
Interest and other income	1	(3)	800	44	—	842

Total revenues	266,515	265,229	289,912	380,910	(266,472)	936,094
Expenses:
Interest	4,318	22,036	88,988	63,161	—	178,503
Depreciation and amortization	651	82,237	40,398	77,625	—	200,911
Property-level operating expenses	—	80,644	456	221,713	—	302,813
General, administrative and professional fees	109	14,727	18,934	5,060	—	38,830
Foreign currency (gain) loss	(45)	63	23	9	—	50
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	11,682	1,333	—	—	13,015
Intercompany interest	(3,294)	38,422	(35,130)	2	—	—

Total expenses	1,739	249,811	121,014	367,638	—	740,202

Income before income taxes, discontinued operations and noncontrolling interest	264,776	15,418	168,898	13,272	(266,472)	195,892
Income tax benefit	1,719	—	—	—	—	1,719

Income from continuing operations	266,495	15,418	168,898	13,272	(266,472)	197,611
Discontinued operations	—	(1,593)	61,981	11,361	—	71,749

Net income	266,495	13,825	230,879	24,633	(266,472)	269,360
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,724)	—	4,589	—	2,865

Net income attributable to common stockholders	$266,495	$15,549	$230,879	$20,044	$(266,472)	$266,495

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,296	$147,559	$263,801	$67,712	$—	$481,368
Resident fees and services	—	112,851	—	316,406	—	429,257
Income from loans and investments	—	—	8,847	—	—	8,847
Equity earnings in affiliates	191,524	5,596	—	—	(197,120)	—
Interest and other income	73	185	3,539	429	—	4,226

Total revenues	193,893	266,191	276,187	384,547	(197,120)	923,698
Expenses:
Interest	3,845	33,893	104,873	61,839	—	204,450
Depreciation and amortization	648	91,780	40,115	98,338	—	230,881
Property-level operating expenses	—	78,910	6,515	221,519	—	306,944
General, administrative and professional fees	6,045	13,501	16,320	4,785	—	40,651
Foreign currency loss (gain)	126	(227)	—	(61)	—	(162)
Loss (gain) on extinguishment of debt	—	30	(1,869)	(559)	—	(2,398)
Merger-related expenses and deal costs	—	3,922	815	(277)	—	4,460
Intercompany interest	(161)	47,933	(48,708)	936	—	—

Total expenses	10,503	269,742	118,061	386,520	—	784,826

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	183,390	(3,551)	158,126	(1,973)	(197,120)	138,872
Reversal of contingent liability	23,328	—	—	—	—	23,328
Income tax benefit	15,885	—	—	—	—	15,885

Income (loss) from continuing operations	222,603	(3,551)	158,126	(1,973)	(197,120)	178,085
Discontinued operations	—	114	39,538	7,550	—	47,202

Net income (loss)	222,603	(3,437)	197,664	5,577	(197,120)	225,287
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,860)	—	4,544	—	2,684

Net income (loss) attributable to common stockholders	$222,603	$(1,577)	$197,664	$1,033	$(197,120)	$222,603

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Year Ended December 31, 2007

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,248	$140,325	$261,659	$54,814	$—	$459,046
Resident fees and services	—	75,198	—	207,028	—	282,226
Income from loans and investments	—	—	2,586	—	—	2,586
Equity earnings in affiliates	250,530	5,927	—	—	(256,457)	—
Interest and other income	82	392	1,460	905	—	2,839

Total revenues	252,860	221,842	265,705	262,747	(256,457)	746,697
Expenses:
Interest	4,313	31,373	115,301	45,673	—	196,660
Depreciation and amortization	648	89,905	42,093	93,871	—	226,517
Property-level operating expenses	—	54,466	—	143,659	—	198,125
General, administrative and professional fees	1,337	12,563	19,198	3,327	—	36,425
Foreign currency loss (gain)	120	12	(24,317)	(95)	—	(24,280)
Gain on extinguishment of debt	—	—	(88)	—	—	(88)
Merger-related expenses and deal costs	—	2,198	739	42	—	2,979
Intercompany interest	(4,396)	30,353	(26,791)	834	—	—

Total expenses	2,022	220,870	126,135	287,311	—	636,338

Income (loss) before income taxes, discontinued operations and noncontrolling interest	250,838	972	139,570	(24,564)	(256,457)	110,359
Income tax benefit	28,042	—	—	—	—	28,042

Income (loss) from continuing operations	278,880	972	139,570	(24,564)	(256,457)	138,401
Discontinued operations	—	805	141,165	207	—	142,177

Net income (loss)	278,880	1,777	280,735	(24,357)	(256,457)	280,578
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,333)	—	3,031	—	1,698
Preferred stock dividends and issuance costs	5,199	—	—	—	—	5,199

Net income (loss) attributable to common stockholders	$273,681	$3,110	$280,735	$(27,388)	$(256,457)	$273,681

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,385	$108,578	$220,936	$91,202	$—	$422,101
Net cash provided by (used in) investing activities	—	10,536	11,447	(23,729)	—	(1,746)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(42,633)	(250,240)	—	—	(292,873)
Proceeds from debt	—	—	166,000	199,682	—	365,682
Repayment of debt	—	(28,918)	(433,528)	(62,727)	—	(525,173)
Net change in intercompany debt	(44,623)	(22,143)	105,402	(38,636)	—	—
Payment of deferred financing costs	—	(1,172)	(11,034)	(4,449)	—	(16,655)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution from (to) affiliates	55,741	(29,862)	128,575	(154,454)	—	—
Cash distribution to common stockholders	(314,399)	—	—	—	—	(314,399)
Contributions from noncontrolling interest	—	—	—	1,211	—	1,211
Distributions to noncontrolling interest	—	(379)	—	(9,490)	—	(9,869)
Other	2,695	—	—	—	—	2,695

Net cash used in financing activities	(1,385)	(125,107)	(294,825)	(68,863)	—	(490,180)

Net decrease in cash and cash equivalents	—	(5,993)	(62,442)	(1,390)	—	(69,825)
Effect of foreign currency translation on cash and cash equivalents	—	—	410	—	—	410
Cash and cash equivalents at beginning of year	—	10,325	144,918	21,569	—	176,812

Cash and cash equivalents at end of year	$—	$4,332	$82,886	$20,179	$—	$107,397

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2008

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$548	$74,297	$172,479	$132,583	$—	$379,907
Net cash provided by (used in) investing activities	1,717	(34,999)	(73,663)	(29,311)	—	(136,256)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(27,574)	100,940	—	—	73,366
Proceeds from debt	—	—	—	140,262	—	140,262
Repayment of debt	—	(115,978)	(206,835)	(94,083)	—	(416,896)
Net change in intercompany debt	43,407	(78,082)	43,399	(8,724)	—	—
Payment of deferred financing costs	—	(811)	(1,099)	(1,947)	—	(3,857)
Issuance of common stock, net	408,540	—	—	—	—	408,540
Cash distribution (to) from affiliates	(172,582)	188,116	108,397	(123,931)	—	—
Cash distribution to common stockholders	(288,817)	(32)	—	—	—	(288,849)
Distributions to noncontrolling interest	—	—	—	(15,732)	—	(15,732)
Other	7,187	—	—	—	—	7,187

Net cash (used in) provided by financing activities	(2,265)	(34,361)	44,802	(104,155)	—	(95,979)

Net increase (decrease) in cash and cash equivalents	—	4,937	143,618	(883)	—	147,672
Effect of foreign currency translation on cash and cash equivalents	—	—	806	—	—	806
Cash and cash equivalents at beginning of year	—	5,388	494	22,452	—	28,334

Cash and cash equivalents at end of year	$—	$10,325	$144,918	$21,569	$—	$176,812

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Year Ended December 31, 2007

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$22,852	$67,167	$207,855	$106,726	$—	$404,600
Net cash (used in) provided by investing activities	(1)	(580,675)	180,755	(775,271)	—	(1,175,192)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	84,286	92,300	—	—	176,586
Issuance of bridge financing	—	—	1,230,000	—	—	1,230,000
Repayment of bridge financing	—	—	(1,230,000)	—	—	(1,230,000)
Proceeds from debt	—	13,217	—	40,615	—	53,832
Repayment of debt	—	(126,671)	(5,001)	(52,941)	—	(184,613)
Net change in intercompany debt	(44,347)	453,502	(409,155)	—	—	—
Debt and preferred stock issuance costs	(4,300)	—	—	—	—	(4,300)
Payment of deferred financing costs	—	(497)	(275)	(7,084)	—	(7,856)
Issuance of common stock, net	1,045,713	—	—	—	—	1,045,713
Cash distribution to preferred stockholders	(3,449)	—	—	—	—	(3,449)
Cash distribution (to) from affiliates	(746,388)	70,712	(61,704)	737,380	—	—
Cash distribution to common stockholders	(282,620)	(119)	—	—	—	(282,739)
Distributions to noncontrolling interest	—	—	—	(2,974)	—	(2,974)
Other	12,540	24,466	(65)	(24,466)	—	12,475

Net cash (used in) provided by financing activities	(22,851)	518,896	(383,900)	690,530	—	802,675

Net increase in cash and cash equivalents	—	5,388	4,710	21,985	—	32,083
Effect of foreign currency translation on cash and cash equivalents	—	—	(4,995)	—	—	(4,995)
Cash and cash equivalents at beginning of year	—	—	779	467	—	1,246

Cash and cash equivalents at end of year	$—	$5,388	$494	$22,452	$—	$28,334

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in Thousands)

	For the Years Ended December 31,
	2009	2008	2007
	(In thousands)
Reconciliation of real estate:

Carrying cost:
Balance at beginning of period	$6,160,630	$6,292,181	$3,707,837
Additions during period:
Acquisitions	108,376	93,901	2,619,050
Capital expenditures	13,798	16,359	8,188
Dispositions:
Sale of assets	(34,525)	(173,399)	(82,274)
Foreign currency translation	44,342	(68,412)	39,380

Balance at end of period	$6,292,621	$6,160,630	$6,292,181

Accumulated depreciation:
Balance at beginning of period	$987,691	$816,352	$659,584
Additions during period:
Depreciation expense	198,789	200,132	175,494
Acquisitions—noncontrolling interest share	—	—	20,482
Dispositions:
Sale of assets	(11,469)	(30,355)	(40,212)
Foreign currency translation	2,900	1,562	1,004

Balance at end of period	$1,177,911	$987,691	$816,352

VENTAS, INC.

SCHEDULE III

REAL ESTATE AND ACCUMULATED DEPRECIATION

December 31, 2009

(Dollars in Thousands)

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
	BROOKDALE SENIORS HOUSING COMMUNITIES
3225	Clare Bridge of Oro Valley	Oro Valley	AZ	$666	$6,169	$—	$666	$6,169	$6,835	$1,341	$5,494	1998	2005	35 years
3236	Clare Bridge of Tempe	Tempe	AZ	611	4,066	—	611	4,066	4,677	884	3,793	1997	2005	35 years
3219	Sterling House of Mesa	Mesa	AZ	655	6,998	—	655	6,998	7,653	1,521	6,132	1998	2005	35 years
3227	Sterling House of Peoria	Peoria	AZ	598	4,872	—	598	4,872	5,470	1,059	4,411	1998	2005	35 years
3238	Sterling House on East Speedway	Tucson	AZ	506	4,745	—	506	4,745	5,251	1,032	4,219	1998	2005	35 years
2424	The Springs of East Mesa	Mesa	AZ	2,747	24,918	—	2,747	24,918	27,665	5,513	22,152	1986	2005	35 years
2429	Brookdale Place	San Marcos	CA	4,288	36,204	—	4,288	36,204	40,492	8,253	32,239	1987	2005	35 years
2428	The Atrium	San Jose	CA	6,240	66,329	—	6,240	66,329	72,569	13,797	58,772	1987	2005	35 years
2426	Woodside Terrace	Redwood City	CA	7,669	66,691	—	7,669	66,691	74,360	15,015	59,345	1988	2005	35 years
3206	Wynwood of Colorado Springs	Colorado Springs	CO	715	9,279	—	715	9,279	9,994	2,017	7,977	1997	2005	35 years
3220	Wynwood of Pueblo	Pueblo	CO	840	9,403	—	840	9,403	10,243	2,044	8,199	1997	2005	35 years
2435	Chatfield	West Hartford	CT	2,493	22,833	—	2,493	22,833	25,326	5,032	20,294	1989	2005	35 years
2420	The Gables at Farmington	Farmington	CT	3,995	36,310	—	3,995	36,310	40,305	8,027	32,278	1984	2005	35 years
3245	Clare Bridge Cottage of Winter Haven	Winter Haven	FL	232	3,006	—	232	3,006	3,238	653	2,585	1997	2005	35 years
3235	Clare Bridge of Tallahassee	Tallahassee	FL	667	6,168	—	667	6,168	6,835	1,341	5,494	1998	2005	35 years
3241	Clare Bridge of West Melbourne	West Melbourne	FL	586	5,481	—	586	5,481	6,067	1,192	4,875	2000	2005	35 years
3226	Sterling House of Pensacola	Pensacola	FL	633	6,087	—	633	6,087	6,720	1,323	5,397	1998	2005	35 years
3246	Sterling House of Winter Haven	Winter Haven	FL	438	5,549	—	438	5,549	5,987	1,206	4,781	1997	2005	35 years
2436	The Classic at West Palm Beach	West Palm Beach	FL	3,758	33,072	—	3,758	33,072	36,830	7,410	29,420	1990	2005	35 years
2403	The Grand Court Fort Myers (Waterford Place)	Fort Myers	FL	1,065	9,586	—	1,065	9,586	10,651	1,847	8,804	1988	2004	35 years
2414	The Grand Court Tavares	Tavares	FL	431	3,881	—	431	3,881	4,312	858	3,454	1985	2004	35 years
3239	Wynwood of Twin Falls	Twin Falls	ID	703	6,153	—	703	6,153	6,856	1,338	5,518	1997	2005	35 years
2421	Devonshire of Hoffman Estates	Hoffman Estates	IL	3,886	44,130	—	3,886	44,130	48,016	8,962	39,054	1987	2005	35 years
2432	Hawthorn Lakes	Vernon Hills	IL	4,439	35,044	—	4,439	35,044	39,483	8,225	31,258	1987	2005	35 years
2415	Seasons at Glenview	Northbrook	IL	1,988	39,762	—	1,988	39,762	41,750	6,909	34,841	1999	2004	35 years
2423	The Devonshire	Lisle	IL	7,953	70,400	—	7,953	70,400	78,353	15,733	62,620	1990	2005	35 years
2408	The Grand Court Belleville	Belleville	IL	370	3,333	—	370	3,333	3,703	647	3,056	1984	2004	35 years
2416	The Hallmark	Chicago	IL	11,057	107,517	—	11,057	107,517	118,574	23,137	95,437	1990	2005	35 years
2418	The Heritage	Des Plaines	IL	6,871	60,165	—	6,871	60,165	67,036	13,507	53,529	1993	2005	35 years
2417	The Kenwood of Lake View	Chicago	IL	3,072	26,668	—	3,072	26,668	29,740	6,009	23,731	1950	2005	35 years
2433	The Willows	Vernon Hills	IL	1,147	10,041	—	1,147	10,041	11,188	2,254	8,934	1999	2005	35 years
2437	Westbury	Lisle	IL	730	9,270	—	730	9,270	10,000	321	9,679	1990	2009	35 years
2422	Berkshire of Castleton	Indianapolis	IN	1,280	11,515	—	1,280	11,515	12,795	2,556	10,239	1986	2005	35 years
3209	Sterling House of Evansville	Evansville	IN	357	3,765	—	357	3,765	4,122	818	3,304	1998	2005	35 years
3218	Sterling House of Marion	Marion	IN	207	3,570	—	207	3,570	3,777	776	3,001	1998	2005	35 years
3230	Sterling House of Portage	Portage	IN	128	3,649	—	128	3,649	3,777	793	2,984	1999	2005	35 years
3232	Sterling House of Richmond	Richmond	IN	495	4,124	—	495	4,124	4,619	897	3,722	1998	2005	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3237	Clare Bridge Cottage of Topeka	Topeka	KS	370	6,825	—	370	6,825	7,195	1,484	5,711	2000	2005	35 years
3216	Clare Bridge of Leawood	Leawood	KS	117	5,127	—	117	5,127	5,244	1,115	4,129	2000	2005	35 years
2412	The Grand Court Overland Park	Overland Park	KS	2,297	20,676	—	2,297	20,676	22,973	3,726	19,247	1988	2004	35 years
2425	River Bay Club	Quincy	MA	6,101	57,862	—	6,101	57,862	63,963	12,575	51,388	1986	2005	35 years
2401	The Grand Court Adrian	Adrian	MI	601	5,411	—	601	5,411	6,012	1,136	4,876	1988	2004	35 years
2407	The Grand Court Farmington Hills	Farmington Hills	MI	847	7,620	—	847	7,620	8,467	1,447	7,020	1989	2004	35 years
3224	Wynwood of Northville	Northville	MI	407	6,068	—	407	6,068	6,475	1,319	5,156	1996	2005	35 years
3240	Wynwood of Utica	Utica	MI	1,142	11,808	—	1,142	11,808	12,950	2,567	10,383	1996	2005	35 years
3208	Clare Bridge of Eden Prairie	Eden Prairie	MN	301	6,228	—	301	6,228	6,529	1,354	5,175	1998	2005	35 years
3223	Clare Bridge of North Oaks	North Oaks	MN	1,057	8,296	—	1,057	8,296	9,353	1,804	7,549	1998	2005	35 years
3229	Clare Bridge of Plymouth	Plymouth	MN	679	8,675	—	679	8,675	9,354	1,886	7,468	1998	2005	35 years
2419	Edina Park Plaza	Edina	MN	3,621	33,141	—	3,621	33,141	36,762	7,306	29,456	1998	2005	35 years
3203	Sterling House of Blaine	Blaine	MN	150	1,675	—	150	1,675	1,825	364	1,461	1997	2005	35 years
3211	Sterling House of Inver Grove Heights	Inver Grove Heights	MN	253	2,655	—	253	2,655	2,908	577	2,331	1997	2005	35 years
2405	The Grand Court Kansas City I	Kansas City	MO	1,250	11,249	—	1,250	11,249	12,499	2,084	10,415	1989	2004	35 years
3204	Clare Bridge of Cary	Cary	NC	724	6,466	—	724	6,466	7,190	1,406	5,784	1997	2005	35 years
3244	Clare Bridge of Winston-Salem	Winston-Salem	NC	368	3,497	—	368	3,497	3,865	760	3,105	1997	2005	35 years
2434	Brendenwood	Voorhees	NJ	3,158	29,909	—	3,158	29,909	33,067	6,503	26,564	1987	2005	35 years
3242	Clare Bridge of Westampton	Westampton	NJ	881	4,741	—	881	4,741	5,622	1,031	4,591	1997	2005	35 years
2430	Ponce de Leon	Santa Fe	NM	—	28,178	—	—	28,178	28,178	5,834	22,344	1986	2005	35 years
2404	The Grand Court Albuquerque	Albuquerque	NM	1,382	12,440	—	1,382	12,440	13,822	2,532	11,290	1991	2004	35 years
2406	The Grand Court Las Vegas	Las Vegas	NV	679	6,107	—	679	6,107	6,786	1,320	5,466	1987	2004	35 years
3221	Clare Bridge of Niskayuna	Niskayuna	NY	1,021	8,333	—	1,021	8,333	9,354	1,812	7,542	1997	2005	35 years
3228	Clare Bridge of Perinton	Pittsford	NY	611	4,066	—	611	4,066	4,677	884	3,793	1997	2005	35 years
3243	Clare Bridge of Williamsville	Williamsville	NY	839	3,841	—	839	3,841	4,680	835	3,845	1997	2005	35 years
2427	The Gables at Brighton	Rochester	NY	1,131	9,498	—	1,131	9,498	10,629	2,171	8,458	1988	2005	35 years
3205	Villas of Sherman Brook	Clinton	NY	947	7,528	—	947	7,528	8,475	1,637	6,838	1991	2005	35 years
3234	Villas of Summerfield	Syracuse	NY	1,132	11,434	—	1,132	11,434	12,566	2,486	10,080	1991	2005	35 years
3212	Wynwood of Kenmore	Kenmore	NY	1,487	15,170	—	1,487	15,170	16,657	3,298	13,359	1995	2005	35 years
3222	Wynwood of Niskayuna	Niskayuna	NY	1,884	16,103	—	1,884	16,103	17,987	3,501	14,486	1996	2005	35 years
3201	Clare Bridge Cottage of Austintown	Austintown	OH	151	3,087	—	151	3,087	3,238	671	2,567	1999	2005	35 years
3200	Sterling House of Alliance	Alliance	OH	392	6,283	—	392	6,283	6,675	1,366	5,309	1998	2005	35 years
3202	Sterling House of Beaver Creek	Beavercreek	OH	587	5,381	—	587	5,381	5,968	1,170	4,798	1998	2005	35 years
3233	Sterling House of Salem	Salem	OH	634	4,659	—	634	4,659	5,293	1,013	4,280	1998	2005	35 years
3207	Sterling House of Westerville	Columbus	OH	267	3,600	—	267	3,600	3,867	783	3,084	1999	2005	35 years
2402	The Grand Court Dayton	Dayton	OH	636	5,721	—	636	5,721	6,357	1,364	4,993	1987	2004	35 years
2410	The Grand Court Findlay	Findlay	OH	385	3,464	—	385	3,464	3,849	732	3,117	1984	2004	35 years
2413	The Grand Court Springfield	Springfield	OH	250	2,250	—	250	2,250	2,500	538	1,962	1986	2004	35 years
2411	The Grand Court Lubbock	Lubbock	TX	720	6,479	—	720	6,479	7,199	1,229	5,970	1984	2004	35 years
2409	The Grand Court Bristol	Bristol	VA	648	5,835	—	648	5,835	6,483	1,197	5,286	1985	2004	35 years
3217	Clare Bridge of Lynwood	Lynwood	WA	1,219	9,573	—	1,219	9,573	10,792	2,081	8,711	1999	2005	35 years
3231	Clare Bridge of Puyallup	Puyallup	WA	1,055	8,298	—	1,055	8,298	9,353	1,804	7,549	1998	2005	35 years
2431	Park Place	Spokane	WA	1,622	12,895	—	1,622	12,895	14,517	3,017	11,500	1915	2005	35 years
3214	Clare Bridge Cottage of La Crosse	LaCrosse	WI	621	4,056	1,126	621	5,182	5,803	926	4,877	2004	2005	35 years
3213	Clare Bridge of Kenosha	Kenosha	WI	551	5,431	2,772	551	8,203	8,754	1,289	7,465	2000	2005	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3210	Sterling House of Fond du Lac	Fond du Lac	WI	196	1,603	—	196	1,603	1,799	348	1,451	2000	2005	35 years
3215	Sterling House of La Crosse	LaCrosse	WI	644	5,831	2,637	644	8,468	9,112	1,373	7,739	1998	2005	35 years

	TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			130,531	1,265,826	6,535	130,531	1,272,361	1,402,892	271,902	1,130,990

	SUNRISE SENIORS HOUSING COMMUNITIES
4064	Sunrise of Scottsdale	Scottsdale	AZ	2,229	27,575	84	2,238	27,650	29,888	2,267	27,621	2007	2007	35 years
4073	Sunrise of Lynn Valley	Vancouver	BC	11,759	37,424	(2,619)	11,115	35,449	46,564	2,880	43,684	2002	2007	35 years
4077	Sunrise of Vancouver	Vancouver	BC	6,649	31,937	57	6,649	31,994	38,643	2,772	35,871	2005	2007	35 years
4069	Sunrise of Victoria	Victoria	BC	8,332	29,970	(1,930)	7,876	28,496	36,372	2,369	34,003	2001	2007	35 years
4043	Sunrise of Canyon Crest	Riverside	CA	5,486	19,658	354	5,489	20,009	25,498	1,984	23,514	2006	2007	35 years
4055	Sunrise of Fair Oaks	Fair Oaks	CA	1,456	23,679	1,464	2,685	23,914	26,599	2,324	24,275	2001	2007	35 years
4023	Sunrise of La Costa	Carlsbad	CA	4,890	20,590	276	4,898	20,858	25,756	2,313	23,443	1999	2007	35 years
4045	Sunrise of Mission Viejo	Mission Viejo	CA	3,802	24,560	129	3,802	24,689	28,491	2,436	26,055	1998	2007	35 years
4047	Sunrise of Pacific Palisades	Pacific Palisades	CA	4,458	17,064	121	4,462	17,181	21,643	1,883	19,760	2001	2007	35 years
4066	Sunrise of Rocklin	Rocklin	CA	1,378	23,565	245	1,374	23,814	25,188	1,985	23,203	2007	2007	35 years
4035	Sunrise of San Mateo	San Mateo	CA	2,682	35,335	399	2,682	35,734	38,416	2,829	35,587	1999	2007	35 years
4050	Sunrise of Sterling Canyon	Valencia	CA	3,868	29,293	1,531	3,887	30,805	34,692	2,746	31,946	1998	2007	35 years
4012	Sunrise of Sunnyvale	Sunnyvale	CA	2,933	34,361	89	2,933	34,450	37,383	2,960	34,423	2000	2007	35 years
4016	Sunrise of Westlake Village	Westlake Village	CA	4,935	30,722	107	4,935	30,829	35,764	2,535	33,229	2004	2007	35 years
4018	Sunrise of Yorba Linda	Yorba Linda	CA	1,689	25,240	50	1,689	25,290	26,979	2,081	24,898	2002	2007	35 years
4009	Sunrise of Cherry Creek	Denver	CO	1,621	28,370	102	1,621	28,472	30,093	2,482	27,611	2000	2007	35 years
4059	Sunrise of Orchard	Littleton	CO	1,813	22,183	296	1,813	22,479	24,292	2,195	22,097	1997	2007	35 years
4030	Sunrise of Pinehurst	Denver	CO	1,417	30,885	174	1,417	31,059	32,476	3,118	29,358	1998	2007	35 years
4061	Sunrise of Westminster	Westminster	CO	2,649	16,243	186	2,671	16,407	19,078	1,677	17,401	2000	2007	35 years
4028	Sunrise of Stamford	Stamford	CT	4,612	28,533	254	4,612	28,787	33,399	2,843	30,556	1999	2007	35 years
4053	Sunrise of East Cobb	Marietta	GA	1,797	23,420	218	1,798	23,637	25,435	2,195	23,240	1997	2007	35 years
4056	Sunrise of Huntcliff I	Atlanta	GA	4,232	66,161	2,052	4,240	68,205	72,445	6,314	66,131	1987	2007	35 years
4057	Sunrise of Huntcliff II	Atlanta	GA	2,154	17,137	164	2,154	17,301	19,455	1,601	17,854	1998	2007	35 years
4058	Sunrise of Ivey Ridge	Alpharetta	GA	1,507	18,516	124	1,507	18,640	20,147	1,873	18,274	1998	2007	35 years
4040	Sunrise of Bloomingdale	Bloomingdale	IL	1,287	38,625	153	1,289	38,776	40,065	3,497	36,568	2000	2007	35 years
4042	Sunrise of Buffalo Grove	Buffalo Grove	IL	2,154	28,021	159	2,154	28,180	30,334	2,651	27,683	1999	2007	35 years
4021	Sunrise of Glen Ellyn	Glen Ellyn	IL	2,455	34,064	75	2,455	34,139	36,594	3,353	33,241	2000	2007	35 years
4015	Sunrise of Lincoln Park	Chicago	IL	3,485	26,687	41	3,485	26,728	30,213	2,145	28,068	2003	2007	35 years
4024	Sunrise of Naperville	Naperville	IL	1,946	28,538	213	1,952	28,745	30,697	2,887	27,810	1999	2007	35 years
4060	Sunrise of Palos Park	Palos Park	IL	2,363	42,205	212	2,363	42,417	44,780	3,848	40,932	2001	2007	35 years
4014	Sunrise of Park Ridge	Park Ridge	IL	5,533	39,557	93	5,539	39,644	45,183	3,409	41,774	1998	2007	35 years
4036	Sunrise of Willowbrook	Willowbrook	IL	1,454	60,738	414	1,454	61,152	62,606	3,840	58,766	2000	2007	35 years
4052	Sunrise of Baton Rouge	Baton Rouge	LA	1,212	23,547	269	1,212	23,816	25,028	2,171	22,857	2000	2007	35 years
4051	Sunrise of Arlington	Arlington	MA	86	34,393	126	86	34,519	34,605	3,266	31,339	2001	2007	35 years
4032	Sunrise of Norwood	Norwood	MA	2,230	30,968	554	2,240	31,512	33,752	2,522	31,230	1997	2007	35 years
4033	Sunrise of Columbia	Columbia	MD	1,780	23,083	577	1,780	23,660	25,440	1,885	23,555	1996	2007	35 years
4034	Sunrise of Rockville	Rockville	MD	1,039	39,216	404	1,039	39,620	40,659	3,091	37,568	1997	2007	35 years
4038	Sunrise of Bloomfield Hills	Bloomfield Hills	MI	3,736	27,657	1,095	3,737	28,751	32,488	2,457	30,031	2006	2007	35 years
4008	Sunrise of North Ann Arbor	Ann Arbor	MI	1,703	15,857	157	1,668	16,049	17,717	1,510	16,207	2000	2007	35 years
4046	Sunrise of Northville	Plymouth	MI	1,445	26,090	146	1,445	26,236	27,681	2,506	25,175	1999	2007	35 years
4048	Sunrise of Rochester	Rochester	MI	2,774	38,666	111	2,774	38,777	41,551	3,571	37,980	1998	2007	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
4031	Sunrise of Troy	Troy	MI	1,758	23,727	56	1,761	23,780	25,541	2,375	23,166	2001	2007	35 years
4054	Sunrise of Edina	Edina	MN	3,181	24,224	561	3,181	24,785	27,966	2,399	25,567	1999	2007	35 years
4017	Sunrise of North Hills	Raleigh	NC	749	37,091	382	751	37,471	38,222	3,082	35,140	2000	2007	35 years
4019	Sunrise of Providence	Charlotte	NC	1,976	19,472	306	1,976	19,778	21,754	1,839	19,915	1999	2007	35 years
4025	Sunrise of East Brunswick	East Brunswick	NJ	2,784	26,173	225	2,784	26,398	29,182	2,737	26,445	1999	2007	35 years
4001	Sunrise of Morris Plains	Morris Plains	NJ	1,492	32,052	181	1,492	32,233	33,725	2,835	30,890	1997	2007	35 years
4002	Sunrise of Old Tappan	Old Tappan	NJ	2,985	36,795	118	2,985	36,913	39,898	3,257	36,641	1997	2007	35 years
4062	Sunrise of Wall	Wall	NJ	1,053	19,101	96	1,055	19,195	20,250	1,854	18,396	1999	2007	35 years
4005	Sunrise of Wayne	Wayne	NJ	1,288	24,990	200	1,288	25,190	26,478	2,241	24,237	1996	2007	35 years
4006	Sunrise of Westfield	Westfield	NJ	5,057	23,803	278	5,057	24,081	29,138	2,191	26,947	1996	2007	35 years
4029	Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	3,493	30,801	123	3,493	30,924	34,417	3,169	31,248	2000	2007	35 years
4044	Sunrise of Fleetwood	Mount Vernon	NY	4,381	28,434	186	4,381	28,620	33,001	2,835	30,166	1999	2007	35 years
4011	Sunrise of New City	New City	NY	1,906	27,323	158	1,906	27,481	29,387	2,464	26,923	1999	2007	35 years
4027	Sunrise of North Lynbrook	Lynbrook	NY	4,622	38,087	294	4,670	38,333	43,003	3,887	39,116	1999	2007	35 years
4049	Sunrise of Smithtown	Smithtown	NY	2,853	25,621	537	3,013	25,998	29,011	2,785	26,226	1999	2007	35 years
4063	Sunrise of Staten Island	Staten Island	NY	7,237	23,910	(338)	7,283	23,526	30,809	2,595	28,214	2006	2007	35 years
4010	Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	626	10,239	110	626	10,349	10,975	1,001	9,974	2000	2007	35 years
4013	Sunrise of Parma	Cleveland	OH	695	16,641	54	695	16,695	17,390	1,488	15,902	2000	2007	35 years
4075	Sunrise of Aurora	Aurora	ON	1,570	36,113	(1,994)	1,484	34,205	35,689	2,963	32,726	2002	2007	35 years
4070	Sunrise of Burlington	Burlington	ON	1,173	24,448	21	1,173	24,469	25,642	2,002	23,640	2001	2007	35 years
4076	Sunrise of Erin Mills	Mississauga	ON	1,957	27,020	(1,468)	1,850	25,659	27,509	2,393	25,116	2007	2007	35 years
4068	Sunrise of Mississauga	Mississauga	ON	3,554	33,631	(1,911)	3,359	31,915	35,274	2,593	32,681	2000	2007	35 years
4071	Sunrise of Oakville	Oakville	ON	2,753	37,489	25	2,753	37,514	40,267	3,035	37,232	2002	2007	35 years
4072	Sunrise of Richmond Hill	Richmond Hill	ON	2,155	41,254	(2,258)	2,040	39,111	41,151	3,137	38,014	2002	2007	35 years
4078	Sunrise of Steeles	Vaughan	ON	2,563	57,513	(228)	1,360	58,488	59,848	3,827	56,021	2003	2007	35 years
4067	Sunrise of Unionville	Markham	ON	2,322	41,140	(2,303)	2,200	38,959	41,159	3,111	38,048	2000	2007	35 years
4074	Sunrise of Windsor	Windsor	ON	1,813	20,882	76	1,830	20,941	22,771	1,763	21,008	2001	2007	35 years
4004	Sunrise of Abington	Abington	PA	1,838	53,660	314	1,862	53,950	55,812	4,682	51,130	1997	2007	35 years
4041	Sunrise of Blue Bell	Blue Bell	PA	1,765	23,920	259	1,770	24,174	25,944	2,356	23,588	2006	2007	35 years
4022	Sunrise of Exton	Exton	PA	1,123	17,765	167	1,124	17,931	19,055	1,777	17,278	2000	2007	35 years
4003	Sunrise of Granite Run	Media	PA	1,272	31,781	192	1,272	31,973	33,245	2,683	30,562	1997	2007	35 years
4007	Sunrise of Haverford	Haverford	PA	941	25,872	254	947	26,120	27,067	2,288	24,779	1997	2007	35 years
4020	Sunrise of Westtown	West Chester	PA	1,547	22,996	159	1,557	23,145	24,702	2,625	22,077	1999	2007	35 years
4037	Sunrise of Hillcrest	Dallas	TX	2,616	27,680	(68)	2,616	27,612	30,228	2,362	27,866	2006	2007	35 years
4065	Sunrise of Sandy	Sandy	UT	2,576	22,987	69	2,600	23,032	25,632	1,961	23,671	2007	2007	35 years
4039	Sunrise of Alexandria	Alexandria	VA	88	14,811	259	102	15,056	15,158	1,730	13,428	1998	2007	35 years
4026	Sunrise of Richmond	Richmond	VA	1,120	17,446	281	1,137	17,710	18,847	1,792	17,055	1999	2007	35 years
4000	Sunrise of Springfield	Springfield	VA	4,440	18,834	464	4,440	19,298	23,738	1,733	22,005	1997	2007	35 years

	TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			212,352	2,286,059	4,563	211,092	2,291,882	2,502,974	205,118	2,297,856
	OTHER SENIORS HOUSING COMMUNITIES
3106	CaraVita Village	Montgomery	AL	779	8,507	752	779	9,259	10,038	1,375	8,663	1987	2005	35 years
3800	Elmcroft of Halcyon	Montgomery	AL	220	5,476	—	220	5,476	5,696	495	5,201	1999	2006	35 years
3821	Elmcroft of Blytheville	Blytheville	AR	294	2,946	—	294	2,946	3,240	267	2,973	1997	2006	35 years
3822	Elmcroft of Maumelle	Maumelle	AR	1,252	7,601	—	1,252	7,601	8,853	688	8,165	1997	2006	35 years
3823	Elmcroft of Mountain Home	Mountain Home	AR	204	8,971	—	204	8,971	9,175	812	8,363	1997	2006	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3825	Elmcroft of Sherwood	Sherwood	AR	1,320	5,693	—	1,320	5,693	7,013	515	6,498	1997	2006	35 years
3605	West Shores	Hot Springs	AR	1,326	10,904	—	1,326	10,904	12,230	1,450	10,780	1988	2005	35 years
3601	Cottonwood Village	Cottonwood	AZ	1,200	15,124	—	1,200	15,124	16,324	1,982	14,342	1986	2005	35 years
3808	ActivCare at La Mesa	La Mesa	CA	2,431	6,101	—	2,431	6,101	8,532	552	7,980	1997	2006	35 years
3807	ActivCare at Point Loma	San Diego	CA	2,117	6,865	—	2,117	6,865	8,982	621	8,361	1999	2006	35 years
2813	Emeritus at Barrington Court	Danville	CA	360	4,640	—	360	4,640	5,000	537	4,463	1999	2006	35 years
2803	Emeritus at Fairwood Manor	Anaheim	CA	2,464	7,908	—	2,464	7,908	10,372	1,418	8,954	1977	2005	35 years
3810	Grossmont Gardens	La Mesa	CA	9,104	59,349	—	9,104	59,349	68,453	5,370	63,083	1964	2006	35 years
3811	Las Villas Del Carlsbad	Carlsbad	CA	1,760	30,469	—	1,760	30,469	32,229	2,757	29,472	1987	2006	35 years
3805	Las Villas Del Norte	Escondido	CA	2,791	32,632	—	2,791	32,632	35,423	2,952	32,471	1986	2006	35 years
3809	Mountview Retirement Residence	Montrose	CA	1,089	15,449	—	1,089	15,449	16,538	1,398	15,140	1974	2006	35 years
3806	Rancho Vista	Vista	CA	6,730	21,828	—	6,730	21,828	28,558	1,975	26,583	1982	2006	35 years
2815	Emeritus at Roseville Gardens	Roseville	CA	220	2,380	—	220	2,380	2,600	278	2,322	1996	2006	35 years
2804	Emeritus at Heritage Place	Tracy	CA	1,110	13,296	—	1,110	13,296	14,406	1,862	12,544	1986	2005	35 years
3604	Villa Santa Barbara	Santa Barbara	CA	1,219	12,426	—	1,219	12,426	13,645	1,642	12,003	1977	2005	35 years
2802	Emeritus at South Windsor	South Windsor	CT	2,187	12,682	—	2,187	12,682	14,869	2,095	12,774	1999	2004	35 years
3801	Elmcroft of Timberlin Parc	Jacksonville	FL	455	5,905	—	455	5,905	6,360	534	5,826	1998	2006	35 years
3102	Highland Terrace	Inverness	FL	269	4,108	—	269	4,108	4,377	633	3,744	1997	2005	35 years
2807	Emeritus at Bonita Springs	Bonita Springs	FL	1,540	10,783	—	1,540	10,783	12,323	2,246	10,077	1989	2005	35 years
2808	Emeritus at Boynton Beach	Boynton Beach	FL	2,317	16,218	—	2,317	16,218	18,535	3,194	15,341	1999	2005	35 years
2809	Emeritus at Deer Creek	Deerfield	FL	1,399	9,791	—	1,399	9,791	11,190	2,287	8,903	1999	2005	35 years
2810	Emeritus at Jensen Beach	Jensen Beach	FL	1,831	12,820	—	1,831	12,820	14,651	2,654	11,997	1999	2005	35 years
3826	Elmcroft of Martinez	Martinez	GA	408	6,764	—	408	6,764	7,172	483	6,689	1997	2007	35 years
3101	Greenwood Gardens	Marietta	GA	706	3,132	—	706	3,132	3,838	528	3,310	1997	2005	35 years
3103	Peachtree Estates	Dalton	GA	501	5,229	—	501	5,229	5,730	814	4,916	2000	2005	35 years
3104	Tara Plantation	Cumming	GA	1,381	7,707	—	1,381	7,707	9,088	1,164	7,924	1998	2005	35 years
3107	The Sanctuary at Northstar	Kennesaw	GA	906	5,614	—	906	5,614	6,520	833	5,687	2001	2005	35 years
3100	Winterville Retirement	Winterville	GA	243	7,418	—	243	7,418	7,661	1,092	6,569	1999	2005	35 years
3827	Elmcroft of Muncie	Muncie	IN	244	11,218	—	244	11,218	11,462	801	10,661	1998	2007	35 years
3606	Georgetowne Place	Fort Wayne	IN	1,315	18,185	—	1,315	18,185	19,500	2,255	17,245	1987	2005	35 years
3603	The Harrison	Indianapolis	IN	1,200	5,740	—	1,200	5,740	6,940	843	6,097	1985	2005	35 years
3607	Towne Centre	Merrillville	IN	1,291	27,709	—	1,291	27,709	29,000	5,747	23,253	1987	2006	35 years
2510	Heritage Woods	Agawam	MA	1,249	4,625	—	1,249	4,625	5,874	1,293	4,581	1997	2004	30 years
2805	Summerville at Farm Pond	Framingham	MA	5,819	33,361	—	5,819	33,361	39,180	5,019	34,161	1999	2004	35 years
2806	Whitehall Estate	Hyannis	MA	1,277	9,063	—	1,277	9,063	10,340	1,308	9,032	1999	2005	35 years
3608	Rose Arbor	Maple Grove	MN	1,140	12,421	—	1,140	12,421	13,561	2,513	11,048	2000	2006	35 years
3609	Wildflower Lodge	Maple Grove	MN	504	5,035	—	504	5,035	5,539	1,022	4,517	1981	2006	35 years
3802	Elmcroft of Little Avenue	Charlotte	NC	250	5,077	—	250	5,077	5,327	459	4,868	1997	2006	35 years
3846	Elmcroft of Northridge	Raleigh	NC	184	3,592	—	184	3,592	3,776	325	3,451	1984	2006	35 years
3602	Crown Pointe	Omaha	NE	1,316	11,950	—	1,316	11,950	13,266	1,602	11,664	1985	2005	35 years
2233	Cottonbloom Assisted Living	Las Cruces	NM	153	897	—	153	897	1,050	—	1,050	1996	2009	35 years
3600	The Amberleigh	Amherst	NY	3,498	19,097	—	3,498	19,097	22,595	2,738	19,857	1988	2005	35 years
3847	Elmcroft of Lima	Lima	OH	490	3,368	—	490	3,368	3,858	305	3,553	1998	2006	35 years
3813	Elmcroft of Medina	Medina	OH	661	9,788	—	661	9,788	10,449	886	9,563	1999	2006	35 years
3812	Elmcroft of Ontario	Mansfield	OH	523	7,968	—	523	7,968	8,491	721	7,770	1998	2006	35 years
3816	Elmcroft of Sagamore Hills	Sagamore Hills	OH	980	12,604	—	980	12,604	13,584	1,140	12,444	2000	2006	35 years
3814	Elmcroft of Washington Township	Miamisburg	OH	1,235	12,611	—	1,235	12,611	13,846	1,141	12,705	1998	2006	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3848	Elmcroft of Xenia	Xenia	OH	653	2,801	—	653	2,801	3,454	253	3,201	1999	2006	35 years
2501	Berkshire Commons	Reading	PA	470	4,301	—	470	4,301	4,771	1,049	3,722	1997	2004	30 years
3849	Elmcroft of Allison Park	Allison Park	PA	1,171	5,686	—	1,171	5,686	6,857	514	6,343	1986	2006	35 years
3850	Elmcroft of Altoona	Duncansville	PA	331	4,729	—	331	4,729	5,060	428	4,632	1997	2006	35 years
3851	Elmcroft of Berwick	Berwick	PA	111	6,741	—	111	6,741	6,852	610	6,242	1998	2006	35 years
3853	Elmcroft of Chippewa	Beaver Falls	PA	1,394	8,586	—	1,394	8,586	9,980	777	9,203	1998	2006	35 years
3817	Elmcroft of Dillsburg	Dillsburg	PA	432	7,797	—	432	7,797	8,229	705	7,524	1998	2006	35 years
3818	Elmcroft of Lebanon	Lebanon	PA	240	7,336	—	240	7,336	7,576	664	6,912	1999	2006	35 years
3854	Elmcroft of Lewisburg	Lewisburg	PA	232	5,666	—	232	5,666	5,898	513	5,385	1999	2006	35 years
3856	Elmcroft of Loyalsock	Montoursville	PA	413	3,412	—	413	3,412	3,825	309	3,516	1999	2006	35 years
3857	Elmcroft of Reading	Reading	PA	638	4,942	—	638	4,942	5,580	447	5,133	1998	2006	35 years
3855	Elmcroft of Reedsville	Lewistown	PA	189	5,170	—	189	5,170	5,359	468	4,891	1998	2006	35 years
3858	Elmcroft of Saxonburg	Saxonburg	PA	770	5,949	—	770	5,949	6,719	538	6,181	1994	2006	35 years
3815	Elmcroft of Shippensburg	Shippensburg	PA	203	7,634	—	203	7,634	7,837	691	7,146	1999	2006	35 years
3860	Elmcroft of State College	State College	PA	320	7,407	—	320	7,407	7,727	670	7,057	1997	2006	35 years
2504	Highgate at Paoli Pointe	Paoli	PA	1,151	9,079	—	1,151	9,079	10,230	1,985	8,245	1997	2004	30 years
2502	Lehigh Commons	Macungie	PA	420	4,406	—	420	4,406	4,826	1,048	3,778	1997	2004	30 years
2511	Mifflin Court	Shillington	PA	689	4,265	—	689	4,265	4,954	835	4,119	1997	2004	35 years
2503	Sanatoga Court	Pottstown	PA	360	3,233	—	360	3,233	3,593	791	2,802	1997	2004	30 years
3803	Elmcroft of Florence	Florence	SC	108	7,620	—	108	7,620	7,728	689	7,039	1998	2006	35 years
3105	The Inn at Seneca	Seneca	SC	365	2,768	—	365	2,768	3,133	444	2,689	1999	2005	35 years
3804	Elmcroft of Hamilton Place	Chattanooga	TN	87	4,248	—	87	4,248	4,335	384	3,951	1998	2006	35 years
3861	Elmcroft of Hendersonville	Hendersonville	TN	174	2,586	—	174	2,586	2,760	234	2,526	1999	2006	35 years
3819	Elmcroft of Kingsport	Kingsport	TN	22	7,815	—	22	7,815	7,837	707	7,130	2000	2006	35 years
3863	Elmcroft of Lebanon	Lebanon	TN	180	7,086	—	180	7,086	7,266	641	6,625	2000	2006	35 years
3862	Elmcroft of West Knoxville	Knoxville	TN	439	10,697	—	439	10,697	11,136	968	10,168	2000	2006	35 years
3610	Whitley Place	Keller	TX	—	5,100	—	—	5,100	5,100	279	4,821	1998	2008	35 years
3865	Elmcroft of Chesterfield	Richmond	VA	829	6,534	—	829	6,534	7,363	591	6,772	1999	2006	35 years
3820	Elmcroft of Martinsburg	Martinsburg	WV	248	8,320	—	248	8,320	8,568	753	7,815	1999	2006	35 years

	TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			88,101	772,959	752	88,101	773,711	861,812	96,606	765,206
	TOTAL FOR SENIORS HOUSING COMMUNITIES			430,984	4,324,844	11,850	429,724	4,337,954	4,767,678	573,626	4,194,052
	KINDRED SKILLED NURSING FACILITIES
0824	Specialty Healthcare & Rehabilitation Center of Mobile	Mobile	AL	5	2,981	—	5	2,981	2,986	1,846	1,140	1967	1992	29 years
0791	Whitesburg Gardens Health Care Center	Huntsville	AL	534	4,216	—	534	4,216	4,750	3,149	1,601	1968	1991	25 years
0743	Desert Life Rehabilitation and Care Center	Tucson	AZ	611	5,117	—	611	5,117	5,728	3,813	1,915	1979	1982	37 years
0853	Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	364	4,179	—	364	4,179	4,543	2,628	1,915	1983	1984	45 years
0851	Villa Campana Health Care Center	Tucson	AZ	533	2,201	—	533	2,201	2,734	1,136	1,598	1983	1993	35 years
0738	Bay View Nursing and Rehabilitation Center	Alameda	CA	1,462	5,981	-	1,462	5,981	7,443	3,725	3,718	1967	1993	45 years
0167	Canyonwood Nursing and Rehab Center	Redding	CA	401	3,784	—	401	3,784	4,185	1,773	2,412	1989	1989	45 years
0335	Lawton Healthcare Center	San Francisco	CA	943	514	—	943	514	1,457	414	1,043	1962	1996	20 years
0150	The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	1,902	7,531	—	1,902	7,531	9,433	4,607	4,826	1967	1993	28 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
0350	Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	516	3,405	—	516	3,405	3,921	1,690	2,231	1988	1988	29 years
0148	Village Square Nursing and Rehabilitation Center	San Marcos	CA	766	3,507	—	766	3,507	4,273	1,417	2,856	1989	1993	42 years
0745	Aurora Care Center	Aurora	CO	197	2,328	—	197	2,328	2,525	1,380	1,145	1962	1995	30 years
0873	Brighton Care Center	Brighton	CO	282	3,377	—	282	3,377	3,659	2,041	1,618	1969	1992	30 years
0859	Malley Healthcare and Rehabilitation Center	Northglenn	CO	501	8,294	—	501	8,294	8,795	4,770	4,025	1971	1993	29 years
0744	Cherry Hills Health Care Center	Englewood	CO	241	2,180	—	241	2,180	2,421	1,390	1,031	1960	1995	30 years
0562	Andrew House Healthcare	New Britain	CT	247	1,963	—	247	1,963	2,210	1,128	1,082	1967	1992	29 years
0563	The Crossings West Campus	New London	CT	202	2,363	—	202	2,363	2,565	1,433	1,132	1969	1994	28 years
0567	The Crossings East Campus	New London	CT	401	2,776	—	401	2,776	3,177	1,847	1,330	1968	1992	29 years
0568	Parkway Pavilion Healthcare	Enfield	CT	337	3,607	—	337	3,607	3,944	2,384	1,560	1968	1994	28 years
0566	Windsor Rehabilitation and Healthcare Center	Windsor	CT	368	2,520	—	368	2,520	2,888	1,662	1,226	1965	1994	30 years
1228	Lafayette Nursing and Rehab Center	Fayetteville	GA	598	6,623	—	598	6,623	7,221	4,568	2,653	1989	1995	20 years
0155	Savannah Rehabilitation & Nursing Center	Savannah	GA	213	2,772	—	213	2,772	2,985	1,666	1,319	1968	1993	28.5 years
0660	Savannah Specialty Care Center	Savannah	GA	157	2,219	—	157	2,219	2,376	1,562	814	1972	1991	26 years
0645	Specialty Care of Marietta	Marietta	GA	241	2,782	—	241	2,782	3,023	1,761	1,262	1968	1993	28.5 years
0225	Aspen Park Healthcare	Moscow	ID	261	2,571	—	261	2,571	2,832	1,994	838	1955	1990	25 years
0218	Canyon West Health and Rehabilitation Center	Caldwell	ID	312	2,050	—	312	2,050	2,362	773	1,589	1974	1998	45 years
0216	Boise Health and Rehabilitation Center	Boise	ID	256	3,593	—	256	3,593	3,849	1,216	2,633	1977	1998	45 years
0221	Lewiston Rehabilitation & Care Center	Lewiston	ID	133	3,982	—	133	3,982	4,115	2,810	1,305	1964	1984	29 years
0409	Mountain Valley Care & Rehabilitation Center	Kellogg	ID	68	1,280	—	68	1,280	1,348	1,262	86	1971	1984	25 years
0222	Nampa Care Center	Nampa	ID	252	2,810	—	252	2,810	3,062	2,633	429	1950	1983	25 years
0223	Weiser Rehabilitation & Care Center	Weiser	ID	157	1,760	—	157	1,760	1,917	1,813	104	1963	1983	25 years
0290	Bremen Health Care Center	Bremen	IN	109	3,354	—	109	3,354	3,463	1,728	1,735	1982	1996	45 years
0780	Columbus Health and Rehabilitation Center	Columbus	IN	345	6,817	—	345	6,817	7,162	5,011	2,151	1966	1991	25 years
0131	Harrison Health and Rehabilitation Centre	Corydon	IN	125	6,068	—	125	6,068	6,193	1,605	4,588	1998	1998	45 years
0269	Meadowvale Health and Rehabilitation Center	Bluffton	IN	7	787	—	7	787	794	474	320	1962	1995	22 years
0406	Muncie Health & Rehabilitation Center	Muncie	IN	108	4,202	—	108	4,202	4,310	2,703	1,607	1980	1993	25 years
0407	Parkwood Health Care Center	Lebanon	IN	121	4,512	—	121	4,512	4,633	2,925	1,708	1977	1993	25 years
0111	Rolling Hills Health Care Center	New Albany	IN	81	1,894	—	81	1,894	1,975	1,269	706	1984	1993	25 years
0112	Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	418	5,779	—	418	5,779	6,197	1,989	4,208	1995	1995	45 years
0113	Southwood Health & Rehabilitation Center	Terre Haute	IN	90	2,868	—	90	2,868	2,958	1,884	1,074	1988	1993	25 years
0209	Valley View Health Care Center	Elkhart	IN	87	2,665	—	87	2,665	2,752	1,772	980	1985	1993	25 years
0694	Wedgewood Healthcare Center	Clarksville	IN	119	5,115	—	119	5,115	5,234	2,560	2,674	1985	1995	35 years
0213	Wildwood Health Care Center	Indianapolis	IN	134	4,983	—	134	4,983	5,117	3,257	1,860	1988	1993	25 years
0294	Windsor Estates Health & Rehab Center	Kokomo	IN	256	6,625	—	256	6,625	6,881	3,293	3,588	1962	1995	35 years
0782	Danville Centre for Health and Rehabilitation	Danville	KY	322	3,538	—	322	3,538	3,860	1,947	1,913	1962	1995	30 years
0864	Harrodsburg Health Care Center	Harrodsburg	KY	137	1,830	—	137	1,830	1,967	1,374	593	1974	1985	35 years
0785	Hillcrest Health Care Center	Owensboro	KY	544	2,619	—	544	2,619	3,163	2,628	535	1963	1982	22 years
0282	Maple Manor Health Care Center	Greenville	KY	59	3,187	—	59	3,187	3,246	2,077	1,169	1968	1990	30 years
0784	Northfield Centre for Health and Rehabilitation	Louisville	KY	285	1,555	—	285	1,555	1,840	1,108	732	1969	1985	30 years
0278	Oakview Nursing and Rehabilitation Center	Calvert City	KY	124	2,882	—	124	2,882	3,006	1,862	1,144	1967	1990	30 years
0281	Riverside Manor Healthcare Center	Calhoun	KY	103	2,119	—	103	2,119	2,222	1,386	836	1963	1990	30 years
0277	Rosewood Health Care Center	Bowling Green	KY	248	5,371	—	248	5,371	5,619	3,472	2,147	1970	1990	30 years
0280	Fountain Circle Health and Rehabilitation	Winchester	KY	137	6,120	—	137	6,120	6,257	3,914	2,343	1967	1990	30 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
0787	Woodland Terrace Health Care Facility	Elizabethtown	KY	216	1,795	—	216	1,795	2,011	1,878	133	1969	1982	26 years
0501	Blue Hills Alzheimer’s Care Center	Stoughton	MA	511	1,026	—	511	1,026	1,537	1,291	246	1965	1982	28 years
0581	Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	129	4,290	—	129	4,290	4,419	2,961	1,458	1965	1968	40 years
0529	Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	222	2,431	—	222	2,431	2,653	1,862	791	1973	1984	34.5 years
0503	Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	126	1,708	—	126	1,708	1,834	1,427	407	1806	1982	27 years
0582	Colony House Nursing and Rehabilitation Center	Abington	MA	132	999	—	132	999	1,131	1,050	81	1965	1969	40 years
0534	Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	415	2,675	—	415	2,675	3,090	2,198	892	1969	1984	27 years
0507	Country Rehabilitation and Nursing Center	Newburyport	MA	199	3,004	—	199	3,004	3,203	2,456	747	1968	1982	27 years
0508	Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	127	1,109	—	127	1,109	1,236	1,043	193	1968	1982	29 years
0542	Den-Mar Rehabilitation and Nursing Center	Rockport	MA	23	1,560	—	23	1,560	1,583	1,304	279	1963	1985	30 years
0573	Eagle Pond Rehabilitation and Living Center	South Dennis	MA	296	6,896	—	296	6,896	7,192	3,278	3,914	1985	1987	50 years
0584	Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	156	757	—	156	757	913	791	122	1967	1969	40 years
0585	Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	60	1,142	—	60	1,142	1,202	1,125	77	1967	1969	40 years
0513	Hallmark Nursing and Rehabilitation Center	New Bedford	MA	202	2,694	—	202	2,694	2,896	2,219	677	1968	1982	26 years
0516	Hammersmith House Nursing Care Center	Saugus	MA	112	1,919	—	112	1,919	2,031	1,531	500	1965	1982	28 years
0198	Harrington House Nursing and Rehabilitation Center	Walpole	MA	4	4,444	—	4	4,444	4,448	1,884	2,564	1991	1991	45 years
0532	Hillcrest Nursing and Rehabilitation Center	Fitchburg	MA	175	1,461	—	175	1,461	1,636	1,457	179	1957	1984	25 years
0327	Laurel Ridge Rehabilitation and Nursing Center	Jamaica Plain	MA	194	1,617	—	194	1,617	1,811	1,155	656	1968	1989	30 years
0539	Newton and Wellesley Alzheimer Center	Wellesley	MA	297	3,250	—	297	3,250	3,547	2,421	1,126	1971	1984	30 years
0517	Oakwood Rehabilitation and Nursing Center	Webster	MA	102	1,154	—	102	1,154	1,256	1,056	200	1967	1982	31 years
0506	Presentation Nursing & Rehabilitation Center	Brighton	MA	184	1,220	—	184	1,220	1,404	1,211	193	1968	1982	28 years
0537	Quincy Rehabilitation and Nursing Center	Quincy	MA	216	2,911	—	216	2,911	3,127	2,584	543	1965	1984	24 years
0587	River Terrace Healthcare	Lancaster	MA	268	957	—	268	957	1,225	1,073	152	1969	1969	40 years
0514	Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	529	1,238	—	529	1,238	1,767	1,465	302	1968	1982	27 years
0526	The Eliot Healthcare Center	Natick	MA	249	1,328	—	249	1,328	1,577	1,197	380	1996	1982	31 years
0518	Timberlyn Heights Nursing and Rehabilitation Center	Great Barrington	MA	120	1,305	—	120	1,305	1,425	1,178	247	1968	1982	29 years
0588	Walden Rehabilitation and Nursing Center	Concord	MA	181	1,347	—	181	1,347	1,528	1,355	173	1969	1968	40 years
0544	Augusta Rehabilitation Center	Augusta	ME	152	1,074	—	152	1,074	1,226	902	324	1968	1985	30 years
0555	Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	181	2,789	—	181	2,789	2,970	1,978	992	1945	1985	45 years
0547	Brewer Rehabilitation and Living Center	Brewer	ME	228	2,737	—	228	2,737	2,965	1,878	1,087	1974	1985	33 years
0545	Eastside Rehabilitation and Living Center	Bangor	ME	316	1,349	—	316	1,349	1,665	1,061	604	1967	1985	30 years
0549	Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	99	1,898	—	99	1,898	1,997	1,274	723	1977	1985	35 years
0550	Norway Rehabilitation & Living Center	Norway	ME	133	1,658	—	133	1,658	1,791	1,120	671	1972	1985	39 years
0554	Westgate Manor	Bangor	ME	287	2,718	—	287	2,718	3,005	2,068	937	1969	1985	31 years
0546	Winship Green Nursing Center	Bath	ME	110	1,455	—	110	1,455	1,565	1,065	500	1974	1985	35 years
0416	Park Place Health Care Center	Great Falls	MT	600	6,311	—	600	6,311	6,911	3,800	3,111	1963	1993	28 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
0433	Parkview Acres Care and Rehabilitation Center	Dillon	MT	207	2,578	—	207	2,578	2,785	1,564	1,221	1965	1993	29 years
0806	Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	347	3,029	—	347	3,029	3,376	1,913	1,463	1984	1993	28 years
0188	Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	233	3,710	—	233	3,710	3,943	2,401	1,542	1966	1993	28.5 years
0726	Guardian Care of Elizabeth City	Elizabeth City	NC	71	561	—	71	561	632	632	—	1977	1982	20 years
0706	Guardian Care of Henderson	Henderson	NC	206	1,997	—	206	1,997	2,203	1,214	989	1957	1993	29 years
0704	Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	339	4,132	—	339	4,132	4,471	2,963	1,508	1967	1991	25 years
0723	Guardian Care of Rocky Mount	Rocky Mount	NC	240	1,732	—	240	1,732	1,972	1,302	670	1975	1997	25 years
0713	Guardian Care of Zebulon	Zebulon	NC	179	1,933	—	179	1,933	2,112	1,177	935	1973	1993	29 years
0711	Kinston Rehabilitation and Healthcare Center	Kinston	NC	186	3,038	—	186	3,038	3,224	1,777	1,447	1961	1993	29 years
0307	Lincoln Nursing Center	Lincolnton	NC	39	3,309	—	39	3,309	3,348	2,250	1,098	1976	1986	35 years
0116	Pettigrew Rehabilitation and Healthcare Center	Durham	NC	101	2,889	—	101	2,889	2,990	1,831	1,159	1969	1993	28 years
0143	Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	316	5,470	—	316	5,470	5,786	4,008	1,778	1969	1991	25 years
0724	Rehabilitation and Health Center of Gastonia	Gastonia	NC	158	2,359	—	158	2,359	2,517	1,500	1,017	1968	1992	29 years
0707	Rehabilitation and Nursing Center of Monroe	Monroe	NC	185	2,654	—	185	2,654	2,839	1,728	1,111	1963	1993	28 years
0146	Rose Manor Healthcare Center	Durham	NC	200	3,527	—	200	3,527	3,727	2,489	1,238	1972	1991	26 years
0191	Silas Creek Manor	Winston-Salem	NC	211	1,893	—	211	1,893	2,104	1,161	943	1966	1993	28.5 years
0137	Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	187	3,409	—	187	3,409	3,596	2,517	1,079	1971	1991	25 years
0591	Dover Rehabilitation and Living Center	Dover	NH	355	3,797	—	355	3,797	4,152	3,047	1,105	1969	1990	25 years
0592	Greenbriar Terrace Healthcare	Nashua	NH	776	6,011	—	776	6,011	6,787	4,431	2,356	1963	1990	25 years
0593	Hanover Terrace Healthcare	Hanover	NH	326	1,825	—	326	1,825	2,151	1,094	1,057	1969	1993	29 years
0640	Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	454	1,018	—	454	1,018	1,472	511	961	1940	1992	30 years
0641	Torrey Pines Care Center	Las Vegas	NV	256	1,324	—	256	1,324	1,580	863	717	1971	1992	29 years
0634	Cambridge Health & Rehabilitation Center	Cambridge	OH	108	2,642	—	108	2,642	2,750	1,770	980	1975	1993	25 years
0569	Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	128	3,481	—	128	3,481	3,609	2,506	1,103	1976	1985	34 years
0635	Coshocton Health & Rehabilitation Center	Coshocton	OH	203	1,979	—	203	1,979	2,182	1,316	866	1974	1993	25 years
0560	Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	190	4,712	—	190	4,712	4,902	2,251	2,651	1986	1992	38 years
0868	Lebanon Country Manor	Lebanon	OH	105	3,617	—	105	3,617	3,722	2,072	1,650	1984	1986	43 years
0571	Logan Health Care Center	Logan	OH	169	3,750	—	169	3,750	3,919	2,317	1,602	1979	1991	30 years
0577	Minerva Park Nursing and Rehabilitation Center	Columbus	OH	210	3,684	—	210	3,684	3,894	1,273	2,621	1973	1997	45 years
0570	Pickerington Nursing & Rehabilitation Center	Pickerington	OH	312	4,382	—	312	4,382	4,694	2,113	2,581	1984	1992	37 years
0572	Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	454	7,149	—	454	7,149	7,603	4,937	2,666	1974	1993	28 years
0453	Medford Rehabilitation and Healthcare Center	Medford	OR	362	4,610	—	362	4,610	4,972	2,833	2,139	1961	1991	34 years
0452	Sunnyside Care Center	Salem	OR	1,512	2,249	—	1,512	2,249	3,761	1,259	2,502	1981	1991	30 years
1237	Wyomissing Nursing and Rehabilitation Center	Reading	PA	61	5,095	—	61	5,095	5,156	1,732	3,424	1966	1993	45 years
1224	Chestnut Terrace Nursing and Rehabilitation Center	E. Providence	RI	174	2,643	—	174	2,643	2,817	919	1,898	1962	1990	45 years
1231	Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	91	6,724	—	91	6,724	6,815	2,316	4,499	1966	1990	45 years
0132	Madison Healthcare and Rehabilitation Center	Madison	TN	168	1,445	—	168	1,445	1,613	915	698	1968	1992	29 years
0884	Masters Health Care Center	Algood	TN	524	4,370	—	524	4,370	4,894	2,734	2,160	1981	1987	38 years
0822	Primacy Healthcare and Rehabilitation Center	Memphis	TN	1,222	8,344	—	1,222	8,344	9,566	4,489	5,077	1980	1990	37 years
0230	Crosslands Rehabilitation & Healthcare Center	Sandy	UT	334	4,300	—	334	4,300	4,634	1,976	2,658	1987	1992	40 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
0655	Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	201	2,322	—	201	2,322	2,523	1,456	1,067	1962	1992	29 years
0247	St. George Care and Rehabilitation Center	Saint George	UT	419	4,465	—	419	4,465	4,884	2,546	2,338	1976	1993	29 years
0140	Wasatch Care Center	Ogden	UT	373	597	—	373	597	970	579	391	1964	1990	25 years
0842	Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	805	2,886	(380)	425	2,886	3,311	1,708	1,603	1971	1993	29 years
0826	Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	427	4,441	—	427	4,441	4,868	2,741	2,127	1969	1993	28 years
0825	Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	534	6,990	—	534	6,990	7,524	4,033	3,491	1963	1991	32 years
0829	River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	770	4,440	—	770	4,440	5,210	3,348	1,862	1953	1991	25 years
0559	Birchwood Terrace Healthcare	Burlington	VT	15	4,656	—	15	4,656	4,671	3,552	1,119	1965	1990	27 years
0114	Arden Rehabilitation and Healthcare Center	Seattle	WA	1,111	4,013	—	1,111	4,013	5,124	2,425	2,699	1950	1993	28.5 years
0158	Bellingham Health Care and Rehabilitation Services	Bellingham	WA	441	3,824	—	441	3,824	4,265	2,326	1,939	1972	1993	28.5 years
0168	Lakewood Healthcare Center	Lakewood	WA	504	3,511	—	504	3,511	4,015	1,752	2,263	1989	1989	45 years
0127	Northwest Continuum Care Center	Longview	WA	145	2,563	—	145	2,563	2,708	1,590	1,118	1955	1992	29 years
0462	Queen Anne Healthcare	Seattle	WA	570	2,750	—	570	2,750	3,320	1,742	1,578	1970	1993	29 years
0165	Rainier Vista Care Center	Puyallup	WA	520	4,780	—	520	4,780	5,300	2,192	3,108	1986	1991	40 years
0180	Vancouver Health & Rehabilitation Center	Vancouver	WA	449	2,964	—	449	2,964	3,413	1,861	1,552	1970	1993	28 years
0766	Colonial Manor Medical and Rehabilitation Center	Wausau	WI	169	3,370	—	169	3,370	3,539	1,935	1,604	1964	1995	30 years
0767	Colony Oaks Care Center	Appleton	WI	353	3,571	—	353	3,571	3,924	2,376	1,548	1967	1993	29 years
0765	Eastview Medical and Rehabilitation Center	Antigo	WI	200	4,047	—	200	4,047	4,247	2,901	1,346	1962	1991	28 years
0771	Kennedy Park Medical & Rehabilitation Center	Schofield	WI	301	3,596	—	301	3,596	3,897	3,405	492	1966	1982	29 years
0774	Mt. Carmel Health & Rehabilitation Center	Milwaukee	WI	2,678	25,867	—	2,678	25,867	28,545	17,457	11,088	1958	1991	30 years
0773	Mount Carmel Medical and Rehabilitation Center	Burlington	WI	274	7,205	—	274	7,205	7,479	3,991	3,488	1971	1991	30 years
0769	North Ridge Medical and Rehabilitation Center	Manitowoc	WI	206	3,785	—	206	3,785	3,991	2,394	1,597	1964	1992	29 years
0289	San Luis Medical and Rehabilitation Center	Green Bay	WI	259	5,299	—	259	5,299	5,558	3,697	1,861	1968	1996	25 years
0775	Sheridan Medical Complex	Kenosha	WI	282	4,910	-	282	4,910	5,192	3,563	1,629	1964	1991	25 years
0770	Vallhaven Care Center	Neenah	WI	337	5,125	—	337	5,125	5,462	3,264	2,198	1966	1993	28 years
0776	Woodstock Health and Rehabilitation Center	Kenosha	WI	562	7,424	—	562	7,424	7,986	5,581	2,405	1970	1991	25 years
0441	Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	342	3,468	—	342	3,468	3,810	2,026	1,784	1964	1992	29 years
0483	Sage View Care Center	Rock Springs	WY	287	2,392	—	287	2,392	2,679	1,455	1,224	1964	1993	30 years
0481	South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	151	1,738	—	151	1,738	1,889	1,043	846	1955	1993	29 years
0482	Wind River Healthcare and Rehabilitation Center	Riverton	WY	179	1,559	—	179	1,559	1,738	924	814	1967	1992	29 years

	TOTAL KINDRED SKILLED NURSING FACILITIES			50,734	544,311	(380)	50,354	544,311	594,665	348,089	246,576
	NON-KINDRED SKILLED NURSING FACILITIES
3829	McCreary Health & Rehabilitation Center	Pine Knot	KY	73	2,443	—	73	2,443	2,516	221	2,295	1990	2006	35 years
3830	New Colonial Health & Rehabilitation Center	Bardstown	KY	38	2,829	—	38	2,829	2,867	256	2,611	1968	2006	35 years
3831	New Glasgow Health & Rehabilitation Center	Glasgow	KY	21	2,997	—	21	2,997	3,018	271	2,747	1968	2006	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
3832	New Green Valley Health & Rehabilitation Center	Carrollton	KY	29	2,325	—	29	2,325	2,354	210	2,144	1978	2006	35 years
3833	New Hart County Health Center	Horse Cave	KY	68	6,059	—	68	6,059	6,127	548	5,579	1993	2006	35 years
3834	New Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	38	3,920	—	38	3,920	3,958	355	3,603	1973	2006	35 years
3835	New Jackson Manor	Annville	KY	131	4,442	—	131	4,442	4,573	402	4,171	1989	2006	35 years
3836	New Jefferson Manor	Louisville	KY	2,169	4,075	—	2,169	4,075	6,244	369	5,875	1982	2006	35 years
3837	New Jefferson Place	Louisville	KY	1,307	9,175	—	1,307	9,175	10,482	830	9,652	1991	2006	35 years
3838	New Meadowview Health & Rehabilitation Center	Louisville	KY	317	4,666	—	317	4,666	4,983	422	4,561	1973	2006	35 years
3839	New Monroe Health & Rehabilitation Center	Tompkinsville	KY	32	8,756	—	32	8,756	8,788	792	7,996	1969	2006	35 years
3840	New North Hardin Health & Rehabilitation Center	Radcliff	KY	218	11,944	—	218	11,944	12,162	1,081	11,081	1986	2006	35 years
3841	New Professional Care Health & Rehabilitation Center	Hartford	KY	22	7,905	—	22	7,905	7,927	715	7,212	1967	2006	35 years
3842	New Rockford Manor Health & Rehabilitation Center	Louisville	KY	364	9,568	—	364	9,568	9,932	866	9,066	1975	2006	35 years
3843	New Summerfield Health & Rehabilitation Center	Louisville	KY	1,089	10,756	—	1,089	10,756	11,845	973	10,872	1979	2006	35 years
3844	New Tanbark Health & Rehabilitation Center	Lexington	KY	868	6,061	—	868	6,061	6,929	548	6,381	1989	2006	35 years
3845	Summit Manor Health & Rehabilitation Center	Columbia	KY	38	12,510	—	38	12,510	12,548	1,132	11,416	1965	2006	35 years
3764	Golden Living Center - Rochester East	Rochester	MN	639	3,497	—	639	3,497	4,136	3,459	677	1967	1982	28 years
2505	Lopatcong Center	Phillipsburg	NJ	1,490	12,336	—	1,490	12,336	13,826	2,887	10,939	1982	2004	30 years
2702	Burlington House	Cincinnati	OH	918	5,087	—	918	5,087	6,005	1,001	5,004	1989	2004	35 years
3920	Marietta Convalescent Center	Marietta	OH	158	3,266	75	158	3,341	3,499	2,210	1,289	1972	1993	25 years
2701	Regency Manor	Columbus	OH	606	16,424	—	606	16,424	17,030	3,234	13,796	1883	2004	35 years
3852	Balanced Care at Bloomsburg	Bloomsburg	PA	621	1,371	—	621	1,371	1,992	124	1,868	1997	2006	35 years
2507	The Belvedere	Chester	PA	822	7,203	—	822	7,203	8,025	1,671	6,354	1899	2004	30 years
2508	Chapel Manor	Philadelphia	PA	1,595	13,982	—	1,595	13,982	15,577	3,243	12,334	1948	2004	30 years
2509	Pennsburg Manor	Pennsburg	PA	1,091	7,871	—	1,091	7,871	8,962	1,902	7,060	1982	2004	30 years
2506	Wayne Center	Wayne	PA	662	6,872	617	662	7,489	8,151	1,557	6,594	1875	2004	30 years

	TOTAL NON-KINDRED SKILLED NURSING FACILITIES			15,424	188,340	692	15,424	189,032	204,456	31,279	173,177
	TOTAL FOR SKILLED NURSING FACILITIES			66,158	732,651	312	65,778	733,343	799,121	379,368	419,753
	KINDRED HOSPITALS
4656	Kindred Hospital - Arizona - Phoenix	Phoenix	AZ	226	3,359	—	226	3,359	3,585	2,121	1,464	1980	1992	30 years
4658	Kindred Hospital - Tucson	Tucson	AZ	130	3,091	—	130	3,091	3,221	2,389	832	1969	1994	25 years
4644	Kindred Hospital - Brea	Brea	CA	3,144	2,611	—	3,144	2,611	5,755	909	4,846	1990	1995	40 years
4807	Kindred Hospital - Ontario	Ontario	CA	523	2,988	—	523	2,988	3,511	2,210	1,301	1950	1994	25 years
4848	Kindred Hospital - San Diego	San Diego	CA	670	11,764	—	670	11,764	12,434	8,837	3,597	1965	1994	25 years
4822	Kindred Hospital - San Francisco Bay Area	San Leandro	CA	2,735	5,870	—	2,735	5,870	8,605	5,479	3,126	1962	1993	25 years
4842	Kindred Hospital - Westminster	Westminster	CA	727	7,384	—	727	7,384	8,111	6,333	1,778	1973	1993	20 years
4665	Kindred Hospital - Denver	Denver	CO	896	6,367	—	896	6,367	7,263	5,470	1,793	1963	1994	20 years
4674	Kindred Hospital - Central Tampa	Tampa	FL	2,732	7,676	—	2,732	7,676	10,408	3,612	6,796	1970	1993	40 years
4652	Kindred Hospital - North Florida	Green Cove Springs	FL	145	4,613	—	145	4,613	4,758	3,363	1,395	1956	1994	20 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
4602	Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	1,071	5,348	—	1,071	5,348	6,419	4,091	2,328	1956	1992	30 years
4645	Kindred Hospital - South Florida Ft. Lauderdale	Ft. Lauderdale	FL	1,758	14,080	—	1,758	14,080	15,838	10,852	4,986	N/A	1989	30 years
4876	Kindred Hospital - South Florida - Hollywood	Hollywood	FL	605	5,229	—	605	5,229	5,834	3,995	1,839	1937	1995	20 years
4611	Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	1,401	16,706	—	1,401	16,706	18,107	10,892	7,215	1968	1997	40 years
4871	Kindred - Chicago - Lakeshore	Chicago	IL	1,513	9,525	—	1,513	9,525	11,038	9,150	1,888	1995	1976	20 years
4637	Kindred Hospital - Chicago (North Campus)	Chicago	IL	1,583	19,980	—	1,583	19,980	21,563	14,699	6,864	1949	1995	25 years
4690	Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	850	6,498	—	850	6,498	7,348	4,537	2,811	1960	1991	30 years
4615	Kindred Hospital - Sycamore	Sycamore	IL	77	8,549	—	77	8,549	8,626	5,897	2,729	1949	1993	20 years
4638	Kindred Hospital - Indianapolis	Indianapolis	IN	985	3,801	—	985	3,801	4,786	2,670	2,116	1955	1993	30 years
4633	Kindred Hospital - Louisville	Louisville	KY	3,041	12,279	—	3,041	12,279	15,320	9,583	5,737	1964	1995	20 years
4666	Kindred Hospital - New Orleans	New Orleans	LA	648	4,971	—	648	4,971	5,619	3,597	2,022	1968	1978	20 years
4688	Kindred Hospital - Boston	Boston	MA	1,551	9,796	—	1,551	9,796	11,347	7,884	3,463	1930	1994	25 years
4673	Kindred Hospital - Boston North Shore	Peabody	MA	543	7,568	—	543	7,568	8,111	4,006	4,105	1974	1993	40 years
4612	Kindred Hospital - Kansas City	Kansas City	MO	277	2,914	—	277	2,914	3,191	2,157	1,034	N/A	1992	30 years
4680	Kindred Hospital - St. Louis	St. Louis	MO	1,126	2,087	—	1,126	2,087	3,213	1,557	1,656	1984	1991	40 years
4662	Kindred Hospital - Greensboro	Greensboro	NC	1,010	7,586	—	1,010	7,586	8,596	6,045	2,551	1964	1994	20 years
4664	Kindred Hospital - Albuquerque	Albuquerque	NM	11	4,253	—	11	4,253	4,264	1,980	2,284	1985	1993	40 years
4647	Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	1,110	2,177	—	1,110	2,177	3,287	952	2,335	1980	1994	40 years
4618	Kindred Hospital - Oklahoma City	Oklahoma City	OK	293	5,607	—	293	5,607	5,900	3,448	2,452	1958	1993	30 years
4614	Kindred Hospital - Philadelphia	Philadelphia	PA	135	5,223	—	135	5,223	5,358	2,327	3,031	N/A	1995	35 years
4619	Kindred Hospital - Pittsburgh	Oakdale	PA	662	12,854	—	662	12,854	13,516	7,050	6,466	1972	1996	40 years
4628	Kindred Hospital - Chattanooga	Chattanooga	TN	756	4,415	—	756	4,415	5,171	3,245	1,926	1975	1993	22 years
4668	Kindred Hospital - Fort Worth	Ft. Worth	TX	648	10,608	—	648	10,608	11,256	6,904	4,352	1960	1994	34 years
4685	Kindred Hospital - Houston	Houston	TX	33	7,062	—	33	7,062	7,095	5,152	1,943	N/A	1994	20 years
4654	Kindred Hospital (Houston Northwest)	Houston	TX	1,699	6,788	—	1,699	6,788	8,487	3,834	4,653	1986	1985	40 years
4660	Kindred Hospital - Mansfield	Mansfield	TX	267	2,462	—	267	2,462	2,729	1,523	1,206	1983	1990	40 years
4635	Kindred Hospital - San Antonio	San Antonio	TX	249	11,413	—	249	11,413	11,662	6,582	5,080	1981	1993	30 years
4653	Kindred Hospital - Tarrant Country (Fort Worth South West)	Ft. Worth	TX	2,342	7,458	—	2,342	7,458	9,800	6,647	3,153	1987	1986	20 years

	TOTAL FOR KINDRED HOSPITALS			38,172	272,960	—	38,172	272,960	311,132	191,979	119,153
	NON-KINDRED HOSPITALS
3828	Gateway Rehabilitation Hospital at Florence	Florence	KY	3,600	4,924	—	3,600	4,924	8,524	446	8,078	2001	2006	35 years
3864	Highlands Regional Rehabilitation Hospital	El Paso	TX	1,900	23,616	—	1,900	23,616	25,516	2,137	23,379	1999	2006	35 years

	TOTAL FOR NON-KINDRED HOSPITALS			5,500	28,540	—	5,500	28,540	34,040	2,583	31,457
	TOTAL FOR HOSPITALS			43,672	301,500	—	43,672	301,500	345,172	194,562	150,610
	MEDICAL OFFICE BUILDINGS
2956	Avista Two Medical Plaza	Louisville	CO	—	17,330	—	—	17,330	17,330	64	17,266	2003	2009	35 years
2952	Briargate Medical Campus	Colorado Springs	CO	1,238	12,301	130	1,238	12,431	13,669	1,150	12,519	2002	2007	35 years
3071	The Sierra Medical Building	Parker	CO	1,444	14,059	460	1,444	14,519	15,963	217	15,746	2009	2009	35 years
2951	Potomac Medical Plaza	Aurora	CO	2,401	9,118	927	2,442	10,004	12,446	1,765	10,681	1986	2007	35 years
2953	Printers Park Medical Plaza	Colorado Springs	CO	2,641	47,507	101	2,645	47,604	50,249	4,365	45,884	1999	2007	35 years
2907	Aventura Medical Arts Building	Aventura	FL	—	25,361	1,685	—	27,046	27,046	2,448	24,598	2006	2007	35 years
2902	JFK Medical Plaza	Lake Worth	FL	453	1,711	139	453	1,850	2,303	280	2,023	1999	2004	35 years

Property #	Property Name	Location		Initial Cost to Company		Costs Capitalized Subsequent to Acquisition	Gross Amount Carried at Close of Period		Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
		City	State / Province	Land	Buildings and Improvements		Land	Buildings and Improvements
2903	Palms West Building 6	Loxahatchee	FL	965	2,678	27	965	2,705	3,670	417	3,253	2000	2004	35 years
2905	Regency Medical Office Park Phase I	Melbourne	FL	590	3,156	18	590	3,174	3,764	480	3,284	1995	2004	35 years
2904	Regency Medical Office Park Phase II	Melbourne	FL	770	3,809	19	770	3,828	4,598	579	4,019	1998	2004	35 years
2906	University Medical Office Building	Tamarac	FL	—	6,690	—	—	6,690	6,690	602	6,088	2006	2007	35 years
3006	Eastside Physicians Center	Snellville	GA	1,289	25,019	24	1,289	25,043	26,332	1,579	24,753	1994	2008	35 years
3007	Eastside Physicians Plaza	Snellville	GA	294	12,948	21	294	12,969	13,263	673	12,590	2003	2008	35 years
2955	Doctors Office Building III	Hoffman Estates	IL	—	24,550	—	—	24,550	24,550	135	24,415	2005	2009	35 years
2954	Eberle Medical Office Building	Elk Grove Village	IL	—	16,315	—	—	16,315	16,315	87	16,228	2005	2009	35 years
3015	Charles O. Fisher Medical Building	Westminster	MD	—	13,795	—	—	13,795	13,795	—	13,795	2009	2009	35 years
2950	Broadway Medical Office Building	Kansas City	MO	1,300	12,602	1,024	1,300	13,626	14,926	2,386	12,540	1976	2007	35 years
2925	Anderson Medical Arts Building I	Cincinnati	OH	—	9,632	671	—	10,303	10,303	902	9,401	1984	2007	35 years
2926	Anderson Medical Arts Building II	Cincinnati	OH	—	15,123	544	—	15,667	15,667	1,262	14,405	2007	2007	35 years
3003	DCMH Medical Office Building	Drexel Hill	PA	—	10,424	724	—	11,148	11,148	2,511	8,637	1984	2004	30 years
3002	Professional Office Building I	Upland	PA	—	6,283	696	—	6,979	6,979	1,499	5,480	1978	2004	30 years
3070	St. Francis Millennium Medical Office Building	Greenville	SC	—	13,062	6,598	—	19,660	19,660	213	19,447	2009	2009	35 years
2901	Abilene Medical Commons I	Abilene	TX	179	1,611	—	179	1,611	1,790	249	1,541	2000	2004	35 years
3061	Bayshore Rehabilitation Center MOB	Pasadena	TX	95	1,128	—	95	1,128	1,223	158	1,065	1988	2005	35 years
3060	Bayshore Surgery Center MOB	Pasadena	TX	765	9,123	323	765	9,446	10,211	1,357	8,854	2001	2005	35 years
3021	Casper WY MOB	Casper	WY	3,015	26,513	99	3,017	26,610	29,627	1,311	28,316	2008	2008	35 years

	TOTAL FOR MEDICAL OFFICE BUILDINGS			17,439	341,848	14,230	17,486	356,031	373,517	26,689	346,828
	PERSONAL CARE FACILITIES
3718, 19, 21-28	ResCare - Tangram - 8 sites	San Marcos	TX	616	6,517	—	616	6,517	7,133	3,666	3,467	N/A	1998	20 years

	TOTAL FOR PERSONAL CARE FACILITIES			616	6,517	—	616	6,517	7,133	3,666	3,467

	TOTAL FOR ALL PROPERTIES			$558,869	$5,707,360	$26,392	$557,276	$5,735,345	$6,292,621	$1,177,911	$5,114,710

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2009, at the reasonable assurance level.

Internal Control over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

Internal Control Changes

During the fourth quarter of 2009, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposal 1—Election of Directors,” “Executive Officers,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2010.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Non-Employee Director Compensation” and “Executive Compensation Matters” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2010.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Security Ownership of Principal Stockholders, Directors and Executive Officers” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2010.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Transactions with Related Persons” and “Corporate Governance” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2010.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Audit Matters” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders, which we will file with the Commission not later than April 30, 2010.

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

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.
10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit Number	Description of Document	Location of Document
10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.

10.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Filed herewith.

10.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Filed herewith.

10.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.6.2	Letter Agreement dated March 28, 2005 by and among Fortress Brookdale Acquisition LLC, Brookdale Living Communities, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust) relating to the Tax Matters Agreement.	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.

10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.9	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Filed herewith.

10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.

Exhibit Number	Description of Document	Location of Document
10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.

10.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.3.5	Third Amendment dated as of March 31, 2009 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.6*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.8.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.8.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit Number	Description of Document	Location of Document
10.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.9.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.9.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.11.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.11.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.12.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.
10.12.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.13.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.13.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.13.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit Number	Description of Document	Location of Document
10.13.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.13.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.8 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.14.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.
10.14.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.
10.14.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.15.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.15.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.16*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.17	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10.18.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

10.18.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21	Subsidiaries of Ventas, Inc.	Filed herewith.
23	Consent of Ernst & Young LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 19, 2010

VENTAS, INC.

By:	/S/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ DEBRA A. CAFARO Debra A. Cafaro	Chairman, President and Chief Executive Officer (Principal Executive Officer)	February 19, 2010

/S/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 19, 2010

/S/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 19, 2010

/S/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 19, 2010

/S/ RONALD G. GEARY Ronald G. Geary	Director	February 19, 2010

/S/ JAY M. GELLERT Jay M. Gellert	Director	February 19, 2010

/S/ ROBERT D. REED Robert D. Reed	Director	February 19, 2010

/S/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 19, 2010

/S/ JAMES D. SHELTON James D. Shelton	Director	February 19, 2010

/S/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 19, 2010

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2	Third Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 1997.
4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the Commission upon request.
10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.
10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit Number	Description of Document	Location of Document
10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.
10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Filed herewith.
10.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Filed herewith.
10.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.6.1	Tax Matters Agreement dated as of June 18, 2004 by and among Fortress Brookdale Acquisition LLC, BLC Senior Holdings, Inc. and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.17 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.6.2	Letter Agreement dated March 28, 2005 by and
among Fortress Brookdale Acquisition LLC,
Brookdale Living Communities, Inc. and Ventas
Provident, LLC (successor to Provident Senior
Living Trust) relating to the Tax Matters
	Agreement.	Incorporated by reference to Exhibit 10.20 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10.2.7.1	Stock Purchase Agreement, dated as of June 18, 2004, among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.10 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.2	Amendment No. 1 to Stock Purchase Agreement dated as of August 2, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.11 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.7.3	Amendment No. 2 to Stock Purchase Agreement dated as of October 17, 2004 among Fortress Brookdale Acquisition LLC, Ventas Provident, LLC (successor to Provident Senior Living Trust) and BLC Senior Holdings, Inc.	Incorporated by reference to Exhibit 10.12 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.8	Amended and Restated Stock Purchase Agreement, dated as of October 19, 2004, between Alterra Healthcare Corporation and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.18 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10.2.9	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
10.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 2, 2006.
10.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.
10.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10.3.5	Third Amendment dated as of March 31, 2009 to
Credit and Guaranty Agreement among Ventas
Realty, Limited Partnership and the other
Borrowers identified therein, the Guarantors and
Lenders Signatory thereto and Bank of America,
	N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.
10.4	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.6*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.8.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.8.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.9.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.9.3*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.9.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.10.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.11.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.11.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.12.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 5, 2007.
10.12.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.13.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

Exhibit Number	Description of Document	Location of Document
10.13.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.13.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10.13.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10.13.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.8 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.14.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.
10.14.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.
10.14.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.15.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10.15.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10.15.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.16*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.17	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10.18.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.18.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12	Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21	Subsidiaries of Ventas, Inc.	Filed herewith.
23	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.