Form 10-Q
period 2010-03-31
VENTAS INC
filed 2010-04-30
CIK 740260

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	61-1055020
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 27, 2010:
Common Stock, $0.25 par value	156,853,254

VENTAS, INC.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$557,370	$557,276
Buildings and improvements	5,735,896	5,722,837
Construction in progress	4,370	12,508

	6,297,636	6,292,621
Accumulated depreciation	(1,226,252)	(1,177,911)

Net real estate property	5,071,384	5,114,710
Loans receivable, net	147,725	131,887

Net real estate investments	5,219,109	5,246,597
Cash and cash equivalents	132,729	107,397
Escrow deposits and restricted cash	41,023	39,832
Deferred financing costs, net	27,964	29,252
Other	213,000	193,167

Total assets	$5,633,825	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,698,171	$2,670,101
Accrued interest	35,773	17,974
Accounts payable and other liabilities	183,574	190,445
Deferred income taxes	252,687	253,665

Total liabilities	3,170,205	3,132,185
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 156,862 and 156,627 shares issued at March 31, 2010 and December 31, 2009, respectively	39,341	39,160
Capital in excess of par value	2,578,577	2,573,039
Accumulated other comprehensive income	25,154	19,669
Retained earnings (deficit)	(196,972)	(165,710)
Treasury stock, 10 and 15 shares at March 31, 2010 and December 31, 2009, respectively	(467)	(647)

Total Ventas stockholders’ equity	2,445,633	2,465,511
Noncontrolling interest	17,987	18,549

Total equity	2,463,620	2,484,060

Total liabilities and equity	$5,633,825	$5,616,245

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2010	2009
Revenues:
Rental income	$129,179	$122,398
Resident fees and services	108,486	102,939
Income from loans and investments	3,617	3,281
Interest and other income	263	286

Total revenues	241,545	228,904
Expenses:
Interest	44,300	45,930
Depreciation and amortization	52,476	49,498
Property-level operating expenses	78,879	75,468
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,032 and $3,059 for the three months ended March 31, 2010 and 2009, respectively)	10,683	10,598
Foreign currency gain	(106)	(6)
Loss on extinguishment of debt	—	105
Merger-related expenses and deal costs	2,319	2,054

Total expenses	188,551	183,647

Income before income taxes, discontinued operations and noncontrolling interest	52,994	45,257
Income tax (expense) benefit	(286)	547

Income from continuing operations	52,708	45,804
Discontinued operations	460	29,165

Net income	53,168	74,969
Net income attributable to noncontrolling interest (net of tax of $419 and $390 for the three months ended March 31, 2010 and 2009, respectively)	549	741

Net income attributable to common stockholders	$52,619	$74,228

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.34	$0.32
Discontinued operations	0.00	0.20

Net income attributable to common stockholders	$0.34	$0.52

Diluted:
Income from continuing operations attributable to common stockholders	$0.34	$0.32
Discontinued operations	0.00	0.20

Net income attributable to common stockholders	$0.34	$0.52

Weighted average shares used in computing earnings per common share:
Basic	156,453	143,091
Diluted	156,967	143,145
Dividends declared per common share	$0.535	$0.5125

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2010 and the Year Ended December 31, 2009

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2009	$35,825	$2,264,125	$(21,089)	$(117,806)	$(457)	$2,160,598	$19,137	$2,179,735
Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118
Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders—$2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	39,160	2,573,039	19,669	(165,710)	(647)	2,465,511	18,549	2,484,060
Comprehensive Income:
Net income	—	—	—	52,619	—	52,619	549	53,168
Foreign currency translation	—	—	5,946	—	—	5,946	—	5,946
Unrealized loss on marketable debt securities	—	—	(293)	—	—	(293)	—	(293)
Other	—	—	(168)	—	—	(168)	—	(168)

Comprehensive income	—	—	—	—	—	58,104	549	58,653
Net change in noncontrolling interest	—	—	—	—	—	—	(1,111)	(1,111)
Dividends to common stockholders—$0.535 per share	—	—	—	(83,881)	—	(83,881)	—	(83,881)
Issuance of common stock for stock plans	147	4,566	—	—	1,988	6,701	—	6,701
Grant of restricted stock, net of forfeitures	34	972	—	—	(1,808)	(802)	—	(802)

Balance at March 31, 2010	$39,341	$2,578,577	$25,154	$(196,972)	$(467)	$2,445,633	$17,987	$2,463,620

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net income	$53,168	$74,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	52,537	49,908
Amortization of deferred revenue and lease intangibles, net	(1,549)	(1,858)
Other amortization expenses	2,154	608
Stock-based compensation	3,032	3,059
Straight-lining of rental income	(2,449)	(2,938)
Loss on extinguishment of debt	—	158
Net gain on sale of real estate assets	(184)	(27,871)
Income tax expense (benefit)	286	(547)
Other	53	157
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(3,772)	1,688
Increase in accrued interest	17,799	20,190
Decrease in accounts payable and other liabilities	(5,514)	(3,967)

Net cash provided by operating activities	115,561	113,556
Cash flows from investing activities:
Net investment in real estate property	(11,860)	(8,387)
Investment in loans receivable	(15,796)	(7,373)
Proceeds from real estate disposals	754	56,614
Proceeds from loans receivable	1,192	1,650
Capital expenditures	(4,295)	(3,870)

Net cash (used in) provided by investing activities	(30,005)	38,634
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	29,089	(87,046)
Proceeds from debt	196	9,201
Repayment of debt	(7,807)	(74,357)
Payment of deferred financing costs	(1,113)	(9,567)
Cash distribution to common stockholders	(83,881)	(73,546)
Contributions from noncontrolling interest	265	—
Distributions to noncontrolling interest	(1,989)	(1,414)
Other	4,169	3,649

Net cash used in financing activities	(61,071)	(233,080)

Net increase (decrease) in cash and cash equivalents	24,485	(80,890)
Effect of foreign currency translation on cash and cash equivalents	847	(116)
Cash and cash equivalents at beginning of period	107,397	176,812

Cash and cash equivalents at end of period	$132,729	$95,806

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$496	$8,307
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	—	(9,295)
Other assets acquired	(355)	82
Other liabilities	141	(1,886)
Noncontrolling interest	—	980
Debt transferred on the sale of assets	—	38,759

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2010, this portfolio consisted of 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of March 31, 2010.

We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (the “SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.

Revenue Recognition

Certain of our leases, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $80.8 million and $78.4 million at March 31, 2010 and December 31, 2009, respectively.

Our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) (the “Kindred Master Leases”) and certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if the revenue parameters or other substantive contingencies are met, rather than on a straight-line basis over the term of the applicable lease.

We recognize income from rent, lease termination fees and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

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

Recently Issued or Adopted Accounting Standards

On January 1, 2010, we adopted FASB guidance related to variable interest accounting. The guidance requires an enterprise to analyze whether its variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. The guidance requires an enterprise to perform this analysis on an ongoing basis and requires additional disclosures about an enterprise’s involvement in VIEs. The adoption of this guidance did not impact our Consolidated Financial Statements.

On January 1, 2010, we adopted FASB guidance related to noncontrolling interests. The guidance provides additional clarification regarding decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary. The adoption of this guidance did not impact our Consolidated Financial Statements.

In January 2010, the FASB issued guidance related to disclosures about fair value measurements, which adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. This guidance, which we adopted on January 1, 2010, is partially effective for periods beginning after December 15, 2009. Requirements related to additional Level 3 disclosures will be effective for fiscal years beginning after December 15, 2010. The adoption of this guidance did not impact our Consolidated Financial Statements.

In February 2010, the FASB issued additional guidance related to subsequent events procedures, which includes, among other things, an exemption for SEC filers from the requirement to disclose the date through which subsequent events have been evaluated. We adopted this guidance during the first quarter of 2010 and will no longer include the date through which subsequent events have been evaluated in our notes to Consolidated Financial Statements.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2010, approximately 38.9%, 21.7% and 14.0% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living (whose subsidiaries include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”)) and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 73.9% and 12.5%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of March 31, 2010, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. Our properties are located in 43 states and two Canadian provinces, with properties in two states each accounting for 10% or more of total revenues during the three months ended March 31, 2010.

Approximately 25.2% and 26.3% of our total revenues and 37.4% and 39.1% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income and property-level operating expenses) (including amounts in discontinued operations) for the three months ended March 31, 2010 and 2009, respectively, were derived from our four Kindred Master Leases. Approximately 12.6% and 13.0% of our total revenues and 18.7% and 19.4% of our total NOI (including amounts in discontinued operations) for the three months ended March 31, 2010 and 2009, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

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

We are party to long-term management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 44.7% and 44.5% of our total revenues and 20.9% and 19.7% of our total earnings before interest, taxes, depreciation and amortization (including of non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (“Adjusted EBITDA”) (including amounts in discontinued operations) for the three months ended March 31, 2010 and 2009, respectively, were attributable to senior living operations managed by Sunrise.

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

Each of Kindred, Brookdale Senior Living and Sunrise is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the SEC or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Brookdale Senior Living’s and Sunrise’s filings with the SEC can be found at the SEC’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the SEC.

NOTE 4—DISPOSITIONS

We present separately, as discontinued operations, in all periods presented the results of operations for all long-lived assets disposed of or held for sale.

2010 Dispositions and Assets Held for Sale

During the first quarter of 2010, we classified the operations of five seniors housing communities as held for sale. The net book value of these assets, $19.0 million, is reflected as held for sale as of March 31, 2010 and included in other assets on our Consolidated Balance Sheets, and the operations for these assets have been reported as discontinued operations for the three months ended March 31, 2010 and 2009. We expect to record a gain from the sale of these assets during the second quarter of 2010 of approximately $5.2 million.

In February 2010, we sold one seniors housing community for approximately $2.5 million. We recognized a gain from the sale of this asset of $0.1 million during the first quarter of 2010. The operations for this asset have been reported as discontinued operations for the three months ended March 31, 2010 and 2009.

2009 Dispositions

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of a $55.7 million aggregate sale price and a $2.3 million lease termination fee. The proceeds from the sale were held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and used for our acquisition of three MOBs in December 2009. Cash rent for these assets for the May 1, 2008 to April 30, 2009 lease year was approximately $5.6 million. We recognized a net gain from the sale of these assets of $38.9 million in the second quarter of 2009.

During 2009, we also sold five seniors housing communities, one hospital, one MOB and one other property to the existing tenants for an aggregate sale price of $96.2 million and transferred related debt of $38.8 million. We recognized a net gain from the sales of these assets of $27.5 million in 2009.

Set forth below is a summary of the results of operations for the three-month periods ended March 31, 2010 and 2009 with respect to the properties sold or held for sale during the three months ended March 31, 2010 and the year ended December 31, 2009:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Rental income	$496	$2,460
Interest and other income	—	123

	496	2,583
Expenses:
Interest	159	879
Depreciation and amortization	61	410

	220	1,289

Income before gain on sale of real estate assets	276	1,294
Gain on sale of real estate assets	184	27,871

Discontinued operations	$460	$29,165

NOTE 5—INTANGIBLES

At March 31, 2010, intangible lease assets, comprised of above market resident leases, in-place resident leases and other intangibles, were $9.4 million, $96.8 million and $3.4 million, respectively. At December 31, 2009, these intangible lease assets were $10.5 million, $96.3 million and $2.5 million, respectively. At March 31, 2010 and December 31, 2009, the accumulated amortization of the intangible assets was $93.8 million and $92.6 million, respectively. The remaining weighted average amortization period of our lease-related intangible assets at March 31, 2010 was approximately 7.7 years.

At March 31, 2010 and December 31, 2009, intangible lease liabilities, comprised of below market resident leases, were $15.3 million and $15.1 million, respectively. At March 31, 2010 and December 31, 2009, the accumulated amortization of the intangible liabilities was $11.0 million and $10.8 million, respectively. The remaining weighted average amortization period of intangible liabilities at March 31, 2010 was approximately 8.2 years.

NOTE 6—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of March 31, 2010 and December 31, 2009:

	March 31, 2010	December 31, 2009
	(In thousands)
Unsecured revolving credit facilities	$38,204	$8,466
6 3/4 % Senior Notes due 2010	1,375	1,375
3 7/8 % Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
6 5/8 % Senior Notes due 2014	71,654	71,654
7 1/8 % Senior Notes due 2015	142,669	142,669
6 1/2 % Senior Notes due 2016	400,000	400,000
6 3/4 % Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,537,004	1,540,064

Total	2,728,339	2,701,661
Unamortized fair value adjustment	10,980	11,642
Unamortized commission fees and discounts	(41,148)	(43,202)

Senior notes payable and other debt	$2,698,171	$2,670,101

As of March 31, 2010, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facilities (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2010	$176,412	$—	$20,887	$197,299
2011	301,323	—	26,450	327,773
2012	388,937	38,204	22,899	450,040
2013	150,962	—	17,373	168,335
2014	109,137	—	15,168	124,305
Thereafter	1,401,136	—	59,451	1,460,587

Total maturities	$2,527,907	$38,204	$162,228	$2,728,339

(1)	At March 31, 2010, we had $132.7 million of unrestricted cash and cash equivalents for cash available of $94.5 million, net of amounts outstanding on our unsecured revolving credit facilities.

As of March 31, 2010, our joint venture partners’ share of total debt was $158.5 million.

Unsecured Revolving Credit Facilities

As of March 31, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, of which $875.0 million matures on April 26, 2012 and $125.0 million matured on April 26, 2010. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2010, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. At March 31, 2010, we had $38.2 million outstanding under our unsecured revolving credit facilities and approximately $961.8 million of availability. At the time of filing, we have $1.0 billion of total committed capital under our revolving credit facilities all of which will mature April 26, 2012.

NOTE 7—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of March 31, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$132,729	$132,729	$107,397	$107,397
Loans receivable, net	147,725	149,196	131,887	129,512
Marketable debt securities	65,050	65,050	65,038	65,038
Senior notes payable and other debt, gross	(2,728,339)	(2,948,248)	(2,701,661)	(2,780,405)

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

At March 31, 2010, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $60.9 million and $65.1 million, respectively. At December 31, 2009, these securities had an aggregate amortized cost basis and fair value of $60.6 million and $65.0 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to maturity.

NOTE 8—LITIGATION

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

On November 16, 2009, the District Court affirmed the jury’s verdict and denied all of HCP’s post-trial motions, including a motion requesting that the District Court overturn the jury’s verdict and enter judgment for HCP or, in the alternative, award HCP a new trial. The District Court also denied our motion for pre-judgment interest and/or to modify the jury award to increase it to reflect the currency rates in effect on September 8, 2009, the date of entry of the judgment.

On November 17, 2009, HCP appealed the District Court’s judgment to the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”). HCP argues that the judgment against it should be vacated and the case remanded for a new trial and/or that judgment should be entered in its favor as a matter of law. We are vigorously contesting HCP’s appeal and seek confirmation by the Sixth Circuit of both the jury’s verdict and the various rulings in our favor in the District Court.

On November 24, 2009, we filed a cross-appeal to the Sixth Circuit, which will be heard and decided in conjunction with HCP’s appeal. In addition to maintaining the full benefit of our favorable jury verdict, in our cross-appeal, we have asserted that we are entitled to substantial monetary relief in addition to the jury verdict, including punitive damages, additional compensatory damages and pre-judgment interest. We are vigorously pursuing our cross-appeal and seek additional proceedings in the District Court in which a jury may supplement the current judgment.

On December 11, 2009, HCP posted a $102.8 million letter of credit in our favor to serve as security to stay execution of the jury verdict pending the appellate proceedings.

The briefing process for HCP’s appeal and our cross-appeal commenced in March 2010 and is expected to conclude in June 2010, and a final decision by the Sixth Circuit could be issued by June 2011. There can be no assurance as to the outcome of HCP’s appeal or our cross-appeal or the timing of a decision by the Sixth Circuit.

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

NOTE 9—INCOME TAXES

We have elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three-month period ended March 31, 2010, federal income tax liabilities for these TRS entities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.

The consolidated provision for income taxes for the three-month periods ended March 31, 2010 and 2009 was an expense of $0.3 million and a benefit of $0.5 million, respectively. The expense and benefit were reduced by income tax expense of $0.4 million for each period, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to the TRS entities and 2020 with respect to our other entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $252.7 million and $253.7 million at March 31, 2010 and December 31, 2009, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.

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

NOTE 10—CAPITAL STOCK

In March 2010, in connection with our outstanding 3 7/8% convertible senior notes due 2011, issued in 2006, we filed a registration statement on Form S-3 with the SEC relating to the resale, from time to time, by the selling stockholders of shares of our common stock, if any, that may become issuable upon conversion of the convertible notes. The registration statement replaced our previous resale shelf registration statement, which expired pursuant to the SEC’s rules.

Accumulated Other Comprehensive Income

	March 31, 2010	December 31, 2009
	(In thousands)
Foreign currency translation	$22,005	$16,059
Unrealized gain on marketable debt securities	4,147	4,440
Other	(998)	(830)

Total accumulated other comprehensive income	$25,154	$19,669

NOTE 11—EARNINGS PER COMMON SHARE

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$52,159	$45,063
Discontinued operations	460	29,165

Net income attributable to common stockholders	$52,619	$74,228

Denominator:
Denominator for basic earnings per share—weighted average shares	156,453	143,091
Effect of dilutive securities:
Stock options	316	48
Restricted stock awards	42	6
Convertible notes	156	—

Denominator for diluted earnings per share—adjusted weighted average shares	156,967	143,145

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.34	$0.32
Discontinued operations	0.00	0.20

Net income attributable to common stockholders	$0.34	$0.52

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.34	$0.32
Discontinued operations	0.00	0.20

Net income attributable to common stockholders	$0.34	$0.52

NOTE 12—SEGMENT INFORMATION

As of March 31, 2010, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring, financing and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage Sunrise to manage the operations.

Our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, the MOB segment is not individually reported and is included in “All Other” because it does not meet necessary quantitative thresholds at the current time.

We evaluate performance of the combined properties in each segment based on NOI. There are no intersegment sales or transfers.

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:

For the three months ended March 31, 2010:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,989	$—	$12,190	$129,179
Resident fees and services	—	108,486	—	108,486
Income from loans and investments	—	—	3,617	3,617
Interest and other income	205	13	45	263

Total revenues	$117,194	$108,499	$15,852	$241,545

Segment net operating income	$116,989	$33,809	$11,605	$162,403
Interest and other income	205	13	45	263
Interest expense	(21,832)	(21,265)	(1,203)	(44,300)
Depreciation and amortization	(29,567)	(17,963)	(4,946)	(52,476)
General, administrative and professional fees	—	—	(10,683)	(10,683)
Foreign currency gain	—	106	—	106
Merger-related expenses and deal costs	(38)	(711)	(1,570)	(2,319)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$65,757	$(6,011)	$(6,752)	$52,994

For the three months ended March 31, 2009:

	Triple-Net Leased Properties	Senior Living Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$114,050	$—	$8,348	$122,398
Resident fees and services	—	102,939	—	102,939
Income from loans and investments	—	—	3,281	3,281
Interest and other income	116	8	162	286

Total revenues	$114,166	$102,947	$11,791	$228,904

Segment net operating income	$114,050	$30,485	$8,615	$153,150
Interest and other income	116	8	162	286
Interest expense	(22,109)	(22,773)	(1,048)	(45,930)
Depreciation and amortization	(29,802)	(17,124)	(2,572)	(49,498)
General, administrative and professional fees	—	—	(10,598)	(10,598)
Foreign currency gain	—	6	—	6
Loss on extinguishment of debt	(37)	—	(68)	(105)
Merger-related expenses and deal costs	(174)	(1,857)	(23)	(2,054)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$62,044	$(11,255)	$(5,532)	$45,257

	For the Three Months Ended March 31
	2010	2009
	(In thousands)
Capital expenditures:
Triple-net leased properties (1)	$11,992	$10,000
Senior living operations	1,399	1,142
All other expenditures	2,764	10,410

Total capital expenditures	$16,155	$21,552

(1)	2009 includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our business segments is as follows:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
United States	$221,282	$212,296
Canada	20,263	16,608

Total revenues	$241,545	$228,904

	March 31, 2010	December 31, 2009
	(In thousands)
Long-lived assets:
United States	$4,645,897	$4,696,674
Canada	425,487	418,036

Total long-lived assets	$5,071,384	$5,114,710

NOTE 13—CONDENSED CONSOLIDATING INFORMATION

We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of our subsidiaries, Ventas Realty and Ventas Capital Corporation (the “Issuers”). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. In April 2009, ElderTrust Operating Limited Partnership (“ETOP”), of which we owned substantially all of the partnership units, was liquidated and dissolved. Accordingly, the financial results of ETOP and its wholly owned subsidiaries are no longer separately reported but are now included among the Wholly Owned Subsidiary Guarantors. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Wholly Owned Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009:

CONDENSED CONSOLIDATING BALANCE SHEET

As of March 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,356	$2,196,390	$744,952	$2,268,411	$—	$5,219,109
Cash and cash equivalents	75,670	6,034	—	51,025	—	132,729
Escrow deposits and restricted cash	83	9,649	9,455	21,836	—	41,023
Deferred financing costs, net	3,154	1,299	13,128	10,383	—	27,964
Investment in and advances to affiliates	1,370,971	—	1,124,483	—	(2,495,454)	—
Other	72,815	78,762	26,530	34,893	—	213,000

Total assets	$1,532,049	$2,292,134	$1,918,548	$2,386,548	$(2,495,454)	$5,633,825

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$222,090	$400,029	$877,893	$1,198,159	$—	$2,698,171
Intercompany loans	(52,714)	460,529	(407,815)	—	—	—
Accrued interest	(105)	1,584	28,783	5,511	—	35,773
Accounts payable and other liabilities	27,365	65,216	26,317	64,676	—	183,574
Deferred income taxes	252,687	—	—	—	—	252,687

Total liabilities	449,323	927,358	525,178	1,268,346	—	3,170,205
Total equity	1,082,726	1,364,776	1,393,370	1,118,202	(2,495,454)	2,463,620

Total liabilities and equity	$1,532,049	$2,292,134	$1,918,548	$2,386,548	$(2,495,454)	$5,633,825

CONDENSED CONSOLIDATING BALANCE SHEET

As of December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,496	$2,185,897	$769,857	$2,281,347	$—	$5,246,597
Cash and cash equivalents	—	4,332	82,886	20,179	—	107,397
Escrow deposits and restricted cash	215	9,093	12,766	17,758	—	39,832
Deferred financing costs, net	1,192	1,407	15,577	11,076	—	29,252
Investment in and advances to affiliates	1,169,609	—	1,308,403	—	(2,478,012)	—
Other	3	76,154	82,346	34,664	—	193,167

Total assets	$1,180,515	$2,276,883	$2,271,835	$2,365,024	$(2,478,012)	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$220,942	$370,299	$876,987	$1,201,873	$—	$2,670,101
Intercompany loans	(45,563)	453,763	(408,200)	—	—	—
Accrued interest	(3,552)	5,117	10,732	5,677	—	17,974
Accounts payable and other liabilities	15,696	66,862	42,580	65,307	—	190,445
Deferred income taxes	253,665	—	—	—	—	253,665

Total liabilities	441,188	896,041	522,099	1,272,857	—	3,132,185
Total equity	739,327	1,380,842	1,749,736	1,092,167	(2,478,012)	2,484,060

Total liabilities and equity	$1,180,515	$2,276,883	$2,271,835	$2,365,024	$(2,478,012)	$5,616,245

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$593	$40,404	$69,704	$18,478	$—	$129,179
Resident fees and services	—	29,118	—	79,368	—	108,486
Income from loans and investments	1,430	412	1,775	—	—	3,617
Equity earnings in affiliates	54,131	432	—	—	(54,563)	—
Interest and other income	207	6	21	29	—	263

Total revenues	56,361	70,372	71,500	97,875	(54,563)	241,545
Expenses:
Interest	1,236	5,129	20,736	17,199	—	44,300
Depreciation and amortization	391	21,857	9,708	20,520	—	52,476
Property-level operating expenses	(2)	21,399	129	57,353	—	78,879
General, administrative and professional fees	(13)	4,231	5,108	1,357	—	10,683
Foreign currency (gain) loss	(140)	33	—	1	—	(106)
Merger-related expenses and deal costs	2,269	50	—	—	—	2,319
Intercompany interest	(1,170)	8,130	(7,136)	176	—	—

Total expenses	2,571	60,829	28,545	96,606	—	188,551

Income before income taxes, discontinued operations and noncontrolling interest	53,790	9,543	42,955	1,269	(54,563)	52,994
Income tax (expense) benefit	(1,011)	725	—	—	—	(286)

Income from continuing operations	52,779	10,268	42,955	1,269	(54,563)	52,708
Discontinued operations	(160)	340	280	—	—	460

Net income	52,619	10,608	43,235	1,269	(54,563)	53,168
Net income attributable to noncontrolling interest, net of tax	—	—	—	549	—	549

Net income attributable to common stockholders	$52,619	$10,608	$43,235	$720	$(54,563)	$52,619

CONDENSED CONSOLIDATING STATEMENT OF INCOME

For the Three Months Ended March 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$577	$37,444	$67,763	$16,614	$—	$122,398
Resident fees and services	—	26,227	—	76,712	—	102,939
Income from loans and investments	—	—	3,281	—	—	3,281
Equity earnings in affiliates	73,747	619	—	—	(74,366)	—
Interest and other income	1	6	261	18	—	286

Total revenues	74,325	64,296	71,305	93,344	(74,366)	228,904
Expenses:
Interest	1,079	5,559	24,725	14,567	—	45,930
Depreciation and amortization	162	20,589	10,099	18,648	—	49,498
Property-level operating expenses	—	19,405	112	55,951	—	75,468
General, administrative and professional fees	41	3,597	5,694	1,266	—	10,598
Foreign currency loss (gain)	43	(26)	(14)	(9)	—	(6)
Loss on extinguishment of debt	—	—	37	68	—	105
Merger-related expenses and deal costs	—	1,853	201	—	—	2,054
Intercompany interest	(681)	11,855	(11,176)	2	—	—

Total expenses	644	62,832	29,678	90,493	—	183,647

Income before income taxes, discontinued operations and noncontrolling interest	73,681	1,464	41,627	2,851	(74,366)	45,257
Income tax benefit	547	—	—	—	—	547

Income from continuing operations	74,228	1,464	41,627	2,851	(74,366)	45,804
Discontinued operations	—	(1,716)	19,520	11,361	—	29,165

Net income	74,228	(252)	61,147	14,212	(74,366)	74,969
Net (loss) income attributable to noncontrolling interest, net of tax	—	(375)	—	1,116	—	741

Net income attributable to common stockholders	$74,228	$123	$61,147	$13,096	$(74,366)	$74,228

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(5,802)	$31,141	$69,458	$20,764	$—	$115,561

Net cash (used in) provided by investing activities	—	(26,606)	120	(3,519)	—	(30,005)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	29,089	—	—	—	29,089
Proceeds from debt	—	—	—	196	—	196
Repayment of debt	—	(2,642)	—	(5,165)	—	(7,807)
Net change in intercompany debt	403,337	(149,180)	(1,946)	(252,211)	—	—
Payment of deferred financing costs	—	(8)	(1,105)	—	—	(1,113)
Cash distribution (to) from affiliates	(242,153)	119,908	(150,260)	272,505	—	—
Cash distribution to common stockholders	(83,881)	—	—	—	—	(83,881)
Contributions from noncontrolling interest	—	—	—	265	—	265
Distributions to noncontrolling interest	—	—	—	(1,989)	—	(1,989)
Other	4,169	—	—	—	—	4,169

Net cash provided by (used in) financing activities	81,472	(2,833)	(153,311)	13,601	—	(61,071)

Net increase (decrease) in cash and cash equivalents	75,670	1,702	(83,733)	30,846	—	24,485
Effect of foreign currency translation on cash and cash equivalents	—	—	847	—	—	847
Cash and cash equivalents at beginning of period	—	4,332	82,886	20,179	—	107,397

Cash and cash equivalents at end of period	$75,670	$6,034	$—	$51,025	$—	$132,729

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

For the Three Months Ended March 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$2,025	$15,676	$96,926	$(1,071)	$—	$113,556

Net cash (used in) provided by investing activities.	—	(36,938)	18,152	57,420	—	38,634

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(69,391)	(17,655)	—	—	(87,046)
Proceeds from debt	—	—	—	9,201	—	9,201
Repayment of debt	—	20,960	(25,904)	(69,413)	—	(74,357)
Net change in intercompany debt	(37,049)	53,048	(15,999)	—	—	—
Payment of deferred financing costs	—	(986)	(8,479)	(102)	—	(9,567)
Cash distribution from (to) affiliates	104,921	14,516	(133,108)	13,671	—	—
Cash distribution to common stockholders	(73,546)	—	—	—	—	(73,546)
Distributions to noncontrolling interest	—	—	—	(1,414)	—	(1,414)
Other	3,649	—	—	—	—	3,649

Net cash (used in) provided by financing activities	(2,025)	18,147	(201,145)	(48,057)	—	(233,080)

Net (decrease) increase in cash and cash equivalents	—	(3,115)	(86,067)	8,292	—	(80,890)
Effect of foreign currency translation on cash and cash equivalents	—	—	(116)	—	—	(116)
Cash and cash equivalents at beginning of period	—	10,325	144,918	21,569	—	176,812

Cash and cash equivalents at end of period	$—	$7,210	$58,735	$29,861	$—	$95,806

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:

•

The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform the obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

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

•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of any financial, accounting, legal or regulatory issues that may affect us or our major tenants, operators and managers.

Many of these factors are beyond our control and the control of our management.

Kindred, Brookdale Senior Living and Sunrise Information

Each of Kindred, Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) and Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the SEC or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s,

Brookdale Senior Living’s and Sunrise’s filings with the SEC can be found at the SEC’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the SEC.

Company Overview

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2010, this portfolio consisted of 505 assets: 244 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by Sunrise pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of March 31, 2010.

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

As of March 31, 2010, approximately 38.9%, 21.7% and 14.0% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Approximately 44.7%, 12.6% and 25.2% of our total revenues and 20.8%, 18.7% and 37.4% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income and property-level operating expenses) (including amounts in discontinued operations) for the three months ended March 31, 2010 were attributable to senior living operations managed by Sunrise, our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”), respectively. Approximately 20.9% of our earnings before interest, taxes, depreciation and amortization (including of non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (“Adjusted EBITDA”) (including amounts in discontinued operations) for the three months ended March 31, 2010 were attributable to our senior living operations managed by Sunrise. Seniors housing communities and skilled nursing facilities constituted approximately 73.9% and 12.5%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of March 31, 2010. See “Non-GAAP Financial Measures” for further discussion and reconciliations of NOI and Adjusted EBITDA to our net income, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

2010 Highlights

•

Since January 1, 2010, we received additional lending commitments totaling $235.0 million for the portion of our unsecured revolving credit facilities maturing in 2012. As a result, we have $1.0 billion of total committed capital under our revolving credit facilities all of which will mature April 26, 2012.

•	In February 2010, Moody’s Investors Service upgraded our unsecured debt rating to Baa3 from Ba1, with a stable outlook.

•

In March 2010, Standard & Poor’s revised the outlook on our corporate credit rating to positive from stable. Our unsecured debt is currently rated BBB (stable) by Fitch, BBB- (positive) by Standard & Poor’s and Baa3 (stable) by Moody’s.

•

In March 2010, our Board of Directors increased the first quarter 2010 dividend by 4.4 percent to $0.535 per share. The first quarter cash dividend was paid on March 31, 2010 to stockholders of record on March 12, 2010.

Recent Developments Regarding Government Regulation

Healthcare Legislation

In March 2010, the President signed into law the Patient Protection and Affordable Care Act, along with a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The passage of the Affordable Care Act has resulted in comprehensive reform legislation which is expected to expand health care coverage to millions of currently uninsured people beginning in 2014. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodology.

The Affordable Care Act, among other things, reduces the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities will be subject to a rate adjustment, beginning in fiscal year 2012, to reflect improvements in productivity. The Affordable Care Act also extends for two years the long-term acute care hospital payment policy changes provided by the Medicare, Medicaid, and SCHIP Extension Act of 2007 and delays the implementation of the RUG-IV classification model for skilled nursing facilities until fiscal year 2012.

We are currently analyzing the financial implications of the Affordable Care Act on the operators of our properties. We cannot assure you that existing or future healthcare reform legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, or on their ability to satisfy their obligations to us, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Medicare Reimbursement; Long-Term Acute Care Hospitals

On April 19, 2010, the Centers for Medicare & Medicaid Services (“CMS”) placed on public display for an expected May 4, 2010 publication its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the proposed rule, the LTAC PPS standard federal payment rate would decrease by 0.1% in fiscal year 2011, reflecting a 2.4% increase in the market basket index, less a 2.5% adjustment to account for an increase in case-mix in fiscal year 2008 and 2009 that CMS attributes to changes in documentation and coding practices, rather than patient severity. Despite this decrease, CMS estimates that net payments to long-term acute care hospitals under the proposed rule would increase by approximately $41 million, or 0.8%, in fiscal year 2011 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments.

This rule is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 18, 2010. The proposed rule also does not reflect statutory changes made by the Affordable Care Act. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals.

We cannot assure you that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions, and in the event estimates or assumptions prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 19, 2010.

Results of Operations

Three Months Ended March 31, 2010 and 2009

The table below shows our results of operations for the three months ended March 31, 2010 and 2009 and the dollar and percentage changes in those results from period to period.

	For the Three Months Ended March 31,		Change
	2010	2009	$	%
Revenues:
Rental income	$129,179	$122,398	$6,781	5.5%
Resident fees and services	108,486	102,939	5,547	5.4
Income from loans and investments	3,617	3,281	336	10.2
Interest and other income	263	286	(23)	(8.0)

Total revenues	241,545	228,904	12,641	5.5
Expenses:
Interest	44,300	45,930	(1,630)	(3.5)
Depreciation and amortization	52,476	49,498	2,978	6.0
Property-level operating expenses	78,879	75,468	3,411	4.5
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,032 and $3,059 for the three months ended 2010 and 2009, respectively)	10,683	10,598	85	0.8
Foreign currency gain	(106)	(6)	(100)	> 100
Loss on extinguishment of debt	—	105	(105)	nm
Merger-related expenses and deal costs	2,319	2,054	265	12.9

Total expenses	188,551	183,647	4,904	2.7

Income before income taxes, discontinued operations and noncontrolling interest	52,994	45,257	7,737	17.1
Income tax (expense) benefit	(286)	547	(833)	> 100

Income from continuing operations	52,708	45,804	6,904	15.1
Discontinued operations	460	29,165	(28,705)	(98.4)

Net income	53,168	74,969	(21,801)	(29.1)
Net income attributable to noncontrolling interest (net of tax of $419 and $390 for the three months ended 2010 and 2009, respectively)	549	741	(192)	(25.9)

Net income attributable to common stockholders	$52,619	$74,228	$(21,609)	(29.1)%

nm—not meaningful

Revenues

The increase in our first quarter 2010 rental income over the same period in 2009 primarily reflects $1.5 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2009, $3.8 million in additional rent relating to MOBs acquired or developed during 2009 and various other escalations in the rent paid on our other existing properties. Rental income included in discontinued operations was $0.5 million and $2.5 million for the three months ended March 31, 2010 and 2009, respectively.

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

Resident fees and services consist primarily of all amounts earned from residents at our seniors housing communities that are managed by Sunrise, including rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in resident fees and services during the first quarter of 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $3.3 million in 2010, and higher average daily rates in our communities. Average occupancy rates related to these properties were as follows:

			Average Resident Occupancy
	Number of Communities		For the Three Months Ended March 31,
	2010	2009	2010	2009
Stabilized Communities	78	78	88.4%	89.0%
Lease-Up Communities	1	1	85.1%	63.8%

Total	79	79	88.3%	88.1%

Same-Store Stabilized Communities	78	78	88.4%	89.0%

Income from loans and investments increased during the first quarter of 2010 over the same period in 2009 primarily due to interest earned on the investments we made during 2009.

Expenses

Total interest expense, including interest allocated to discontinued operations of $0.2 million and $0.9 million for the three months ended March 31, 2010 and 2009, respectively, decreased $2.3 million in the first quarter of 2010 over the same period in 2009, primarily due to a $8.4 million reduction in interest from lower loan balances, partially offset by a $5.5 million increase in interest from higher effective interest rates. Interest expense includes $1.8 million and $1.5 million of amortized deferred financing fees for the three months ended March 31, 2010 and 2009, respectively. Our effective interest rate increased to 6.6% for the three months ended March 31, 2010, from 5.6% for the three months ended March 31, 2009 due to the higher outstanding balances on our revolving credit facilities maintained during the first quarter of 2009 at lower rates during the credit crisis. As a result of the increased interest expense attributable to these revolving credit borrowings at a significantly lower rate, our effective interest rate from the first quarter of 2009 was lower. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.3 million for the three months ended March 31, 2010, compared to the same period in 2009.

Depreciation and amortization expense increased primarily due to properties we acquired or developed during the period from April 1, 2009 through March 31, 2010.

Property-level operating expenses primarily include expenses incurred for our senior living operations, such as labor, food, utilities, marketing, management and other property operating costs, operating expenses of our MOBs and loan receivable valuation allowances. The increase in property-level operating expenses in the first quarter of 2010 over 2009 primarily reflects $1.3 million of additional expenses relating to MOBs we acquired or developed during 2009 and a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $2.4 million in 2010.

Merger-related expenses and deal costs consisted of expenses relating to our litigation with HCP, Inc. arising out of our Sunrise Senior Living REIT (“Sunrise REIT”) acquisition and deal costs required by GAAP to be expensed rather than capitalized into the asset value.

Other

Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition. The change from an income tax benefit to an income tax expense in 2010 is primarily due to increased NOI at our seniors housing communities managed by Sunrise. Excluding income taxes related to noncontrolling interest, we have net tax benefit in both periods. See “Note 9—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued operations for the first quarter of 2010 include a $0.1 million net gain on the sale of one asset sold during 2010 and a gain on sale of assets of $0.1 million related to a deferred gain recorded in 2008. Discontinued operations for the same period in 2009 include a $27.8 million gain on the sale of seven assets sold during the first quarter of 2009 and a gain on sale of assets of $0.1 million related to a deferred gain recorded in 2008. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Net income attributable to noncontrolling interest primarily represents Sunrise’s share of net income from its ownership percentage in 60 of our seniors housing communities.

Non-GAAP Financial Measures

We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider other non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we consider relevant to our business and useful to investors, as well as reconciliations of these measures to our most directly comparable GAAP financial measure.

Our non-GAAP financial measures presented herein are not necessarily comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Funds From Operations and Normalized Funds From Operations and Funds Available for Distribution

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO and Funds Available for Distribution (“FAD”) appropriate measures of performance of an equity REIT, and we use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We define “normalized FFO” as FFO excluding (a) gains and losses on the sales of assets, including marketable securities, (b) merger-related costs and expenses and deal costs and expenses, including expenses relating to our lawsuit against HCP, (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts or premiums incurred as a result of early debt retirement or payment of our debt, including hedging transactions, and (d) the non-cash effect of income tax benefits/expenses. Normalized FAD represents normalized FFO excluding straight-line rental adjustments and routine capital expenditures.

Our FFO and normalized FFO and FAD for the three months ended March 31, 2010 and 2009 are summarized in the following table. The increase in our first quarter 2010 FFO over the prior year is primarily due to rental increases from our triple-net leased portfolio, higher NOI at our senior living and MOB operating portfolios and lower interest expense.

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income attributable to common stockholders	$52,619	$74,228
Adjustments:
Real estate depreciation and amortization	52,247	49,328
Real estate depreciation related to noncontrolling interest	(1,726)	(1,620)
Discontinued operations:
Gain on sale of real estate assets	(184)	(27,871)
Depreciation on real estate assets	61	410

FFO	103,017	94,475
Adjustments:
Income tax benefit	(133)	(937)
Loss on extinguishment of debt	—	105
Merger-related expenses and deal costs	2,319	2,054

Normalized FFO	105,203	95,697
Straight-lining of rental income	(2,449)	(2,938)
Routine capital expenditures	(597)	(1,144)

Normalized FAD	$102,157	$91,615

Adjusted EBITDA

We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including of non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals. We believe that Adjusted EBITDA is an important supplemental measure to net income and cash flow from operating activities because it provides additional information to assess and evaluate the performance of our operations. We also consider it to be a profitability measure which indicates our ability to service debt. The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Net income	$53,168	$74,969
Adjustments:
Interest	44,459	46,809
Loss on extinguishment of debt	—	105
Taxes (including amounts in general, administrative and professional fees)	536	(245)
Depreciation and amortization	52,537	49,908
Non-cash stock-based compensation expense	3,032	3,059
Merger-related expenses and deal costs	2,319	2,054
Gain on sale of real estate assets	(184)	(27,871)

Adjusted EBITDA	$155,867	$148,788

NOI

We define NOI as total revenues, less interest and other income and property-level operating expenses. We believe that NOI is an important supplemental measure to net income and cash flow from operating activities because it allows us to evaluate the operating performance of our properties at the property level on an unleveraged basis. The following is a reconciliation of NOI (including amounts in discontinued operations) for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,
	2010	2009
	(In thousands)
Total revenues	$242,041	$231,487
Less:
Interest and other income	263	409
Property-level operating expenses	78,879	75,468

NOI	$162,899	$155,610

Liquidity and Capital Resources

During the three months ended March 31, 2010, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured revolving credit facilities and cash on hand. For the remainder of 2010, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage debt; (iv) fund capital expenditures for our senior living operations and our MOBs; (v) fund acquisitions, investments and/or commitments; and (vi) make distributions to our stockholders to maintain our REIT qualification under the Internal Revenue Code. We believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make significant acquisitions and investments, we may be required to obtain funding from additional borrowings, assume debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities.

As of March 31, 2010, we had a total of $132.7 million of unrestricted cash and cash equivalents, consisting primarily of investments in U.S. treasury money market funds and cash related to our senior living operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At March 31, 2010, we also had escrow deposits and restricted cash of $41.0 million, and unused credit availability of $961.8 million under our unsecured revolving credit facilities.

Unsecured Revolving Credit Facilities

At March 31, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, of which $875.0 million matures on April 26, 2012 and $125.0 million matured on April 26, 2010. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2010, the applicable percentage was 0.75% for 2010 maturities and 2.80% for 2012 maturities. Our unsecured revolving credit facilities have a 20 basis point facility fee. As of April 21, 2010, we had $8.4 million outstanding under our unsecured revolving credit facilities. At the time of filing, we have $1.0 billion of total committed capital under our revolving credit facilities all of which will mature April 26, 2012.

Cash Flows

The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2010 and 2009:

	For the Three Months Ended March 31,		Change
	2010	2009	$	%
Cash and cash equivalents at beginning of period	$107,397	$176,812	$(69,415)	(39.3)%
Net cash provided by operating activities	115,561	113,556	2,005	1.8
Net cash (used in) provided by investing activities	(30,005)	38,634	(68,639)	(177.7)
Net cash used in financing activities	(61,071)	(233,080)	172,009	(73.8)
Effect of foreign currency translation on cash and cash equivalents	847	(116)	963	nm

Cash and cash equivalents at end of period	$132,729	$95,806	$36,923	38.5%

nm—not meaningful

Cash Flows from Operating Activities

The increase in our net cash provided by operating activities for the three months ended March 31, 2010 was due primarily to higher FFO during that period as a result of rental increases from our triple-net leased portfolio, higher NOI at our senior living and MOB operating portfolios and lower interest expense.

Cash Flows from Investing Activities

Investing activities during the three months ended March 31, 2010 and 2009 consisted primarily of our investments in real estate ($11.9 million and $8.4 million in 2010 and 2009, respectively), investments in loans receivable ($15.8 million and $7.4 million in 2010 and 2009, respectively) and capital expenditures ($4.3 million and $3.9 million in 2010 and 2009, respectively), offset by proceeds from loans receivable ($1.2 million and $1.7 million in 2010 and 2009, respectively) and proceeds from real estate disposals ($0.8 million and $56.6 million in 2010 and 2009, respectively).

Cash Flows from Financing Activities

Net cash used in financing activities for the three months ended March 31, 2010 consisted primarily of $83.9 million of cash dividend payments to common stockholders, $7.8 million of aggregate principal payments on mortgage obligations, $2.0 million of distributions to noncontrolling interest and $1.1 million of payments for deferred financing costs, offset by $29.1 million of proceeds from borrowings under our unsecured revolving credit facilities.

Net cash used in financing activities for the three months ended March 31, 2009 consisted primarily of $87.0 million of payments made on our unsecured revolving credit facilities, $73.5 million of cash dividend payments to common stockholders, $25.9 million of senior note repurchases, $48.5 million of aggregate principal payments on mortgage obligations and $9.6 million of payments for deferred financing costs, offset by $9.2 million of proceeds from the issuance of debt.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of March 31, 2010 and December 31, 2009:

	As of March 31, 2010	As of December 31, 2009
	(In thousands)
Gross book value	$2,472,966	$2,477,225
Fair value (1)	2,914,281	2,572,472
Fair value reflecting change in interest rates: (1)
-100 BPS	2,969,353	2,681,982
+100 BPS	2,862,781	2,469,655

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	As of March 31, 2010	As of December 31, 2009	As of March 31, 2009
	(Dollars in thousands)
Balance:
Fixed rate	$2,472,966	$2,477,225	$2,519,874
Variable rate	255,373	224,436	424,249

Total	$2,728,339	$2,701,661	$2,944,123

Percent of total debt:
Fixed rate	90.6%	91.7%	85.6%
Variable rate	9.4%	8.3%	14.4%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate	6.3%	6.3%	6.5%
Variable rate	1.8%	2.1%	2.9%
Total weighted average rate	5.9%	6.0%	6.0%

The increase in our outstanding variable rate debt from December 31, 2009 is primarily attributable to additional borrowings under our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of March 31, 2010, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of March 31, 2010, interest expense for 2010 would increase by approximately $2.1 million, or $0.01 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We have investments in marketable debt securities on which we earn interest on a fixed rate basis. We record these investments as available-for-sale at fair market value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair market value of these investments to change. As of March 31, 2010 and December 31, 2009, the fair market value of our marketable debt securities, which had an original cost of $58.7 million, was $65.1 million and $65.0 million, respectively.

As of March 31, 2010, the fair value of our loans receivable was $149.2 million and was based on our estimates of currently prevailing rates for comparable loans.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the three months ended March 31, 2010, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by less than $0.1 million for the three-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010, at the reasonable assurance level.

Internal Control Over Financial Reporting

In January 2010, we implemented an Enterprise Resource Planning (“ERP”) system, which included a new general ledger system. Various internal controls were modified due to the new ERP system. We believe that the system has enhanced internal control over financial reporting. Other than the implementation of the new ERP system and related changes in internal controls, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The information contained in “Note 8—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2010:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	56,339	$43.61
February 1 through February 28	5,348	44.19
March 1 through March 31	9,598	48.62

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or the exercise of options granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs.

ITEM 6.	EXHIBITS

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2010

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