Form 10-Q
period 2010-06-30
VENTAS INC
filed 2010-07-30
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 26, 2010:

Common Stock, $0.25 par value	157,080,577

VENTAS, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Equity for the Six Months Ended June 30, 2010 and the Year Ended December 31, 2009	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	45

Item 4. Controls and Procedures	48

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	49

Item 1A. Risk Factors	49

Item 6. Exhibits	52

Exhibit 10.1
Exhibit 10.2
Exhibit 10.3
Exhibit 10.4
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$556,469	$557,276
Buildings and improvements	5,732,421	5,722,837
Construction in progress	3,788	12,508

	6,292,678	6,292,621
Accumulated depreciation	(1,274,088)	(1,177,911)

Net real estate property	5,018,590	5,114,710
Loans receivable, net	140,870	131,887

Net real estate investments	5,159,460	5,246,597

Cash and cash equivalents	27,794	107,397
Escrow deposits and restricted cash	43,484	39,832
Deferred financing costs, net	24,891	29,252
Other	206,488	193,167

Total assets	$5,462,117	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,580,849	$2,670,101
Accrued interest	16,682	17,974
Accounts payable and other liabilities	181,343	190,445
Deferred income taxes	251,829	253,665

Total liabilities	3,030,703	3,132,185

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 156,872 and 156,627 shares issued at June 30, 2010 and December 31, 2009, respectively	39,343	39,160
Capital in excess of par value	2,583,412	2,573,039
Accumulated other comprehensive income	16,506	19,669
Retained earnings (deficit)	(222,853)	(165,710)
Treasury stock, 0 and 15 shares at June 30, 2010 and December 31, 2009, respectively	—	(647)

Total Ventas stockholders’ equity	2,416,408	2,465,511
Noncontrolling interest	15,006	18,549

Total equity	2,431,414	2,484,060

Total liabilities and equity	$5,462,117	$5,616,245

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Revenues:
Rental income	$130,284	$124,612	$259,463	$247,010
Resident fees and services	109,867	103,399	218,353	206,338
Income from loans and investments	3,705	3,333	7,322	6,614
Interest and other income	122	108	385	394

Total revenues	243,978	231,452	485,523	460,356

Expenses:
Interest	44,045	43,994	88,345	89,924
Depreciation and amortization	50,185	48,643	102,661	98,141
Property-level operating expenses	75,183	72,564	154,062	148,032
General, administrative and professional fees (including non-cash stock-based compensation expense of $3,057 and $3,078 for the three months ended 2010 and 2009, respectively, and $6,089 and $6,137 for the six months ended 2010 and 2009, respectively)	9,858	10,355	20,541	20,953
Foreign currency loss (gain)	121	5	15	(1)
Loss on extinguishment of debt	6,549	5,975	6,549	6,080
Merger-related expenses and deal costs	4,207	3,502	6,526	5,556

Total expenses	190,148	185,038	378,699	368,685

Income before income taxes, discontinued operations and noncontrolling interest	53,830	46,414	106,824	91,671
Income tax (expense) benefit	(409)	395	(695)	942

Income from continuing operations	53,421	46,809	106,129	92,613
Discontinued operations	5,544	42,374	6,004	71,539

Net income	58,965	89,183	112,133	164,152
Net income attributable to noncontrolling interest (net of tax of $559 and $541 for the three months ended 2010 and 2009, respectively, and $978 and $931 for the six months ended 2010 and 2009, respectively)	898	802	1,447	1,543

Net income attributable to common stockholders	$58,067	$88,381	$110,686	$162,609

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.33	$0.30	$0.67	$0.61
Discontinued operations	0.04	0.27	0.04	0.48

Net income attributable to common stockholders	$0.37	$0.57	$0.71	$1.09

Diluted:
Income from continuing operations attributable to common stockholders	$0.33	$0.30	$0.66	$0.61
Discontinued operations	0.04	0.27	0.04	0.48

Net income attributable to common stockholders	$0.37	$0.57	$0.70	$1.09

Weighted average shares used in computing earnings per common share:
Basic	156,611	154,441	156,533	148,798
Diluted	157,441	154,510	157,206	148,859

Dividends declared per common share	$0.535	$0.5125	$1.07	$1.025
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2010 and the Year Ended December 31, 2009
(In thousands, except per share amounts)

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling	Total
	Value	Par Value	Income (Loss)	(Deficit)	Stock	Equity	Interest	Equity
Balance at January 1, 2009	$35,825	$2,264,125	$(21,089)	$(117,806)	$(457)	$2,160,598	$19,137	$2,179,735

Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118

Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders — $2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	39,160	2,573,039	19,669	(165,710)	(647)	2,465,511	18,549	2,484,060

Comprehensive Income:
Net income	—	—	—	110,686	—	110,686	1,447	112,133
Foreign currency translation	—	—	(2,150)	—	—	(2,150)	—	(2,150)
Unrealized loss on marketable debt securities	—	—	(869)	—	—	(869)	—	(869)
Other	—	—	(144)	—	—	(144)	—	(144)

Comprehensive income	—	—	—	—	—	107,523	1,447	108,970

Net change in noncontrolling interest	—	2,246	—	—	—	2,246	(4,990)	(2,744)
Dividends to common stockholders — $1.07 per share	—	—	—	(167,829)	—	(167,829)	—	(167,829)
Issuance of common stock for stock plans	149	7,155	—	—	2,455	9,759	—	9,759
Grant of restricted stock, net of forfeitures	34	972	—	—	(1,808)	(802)	—	(802)

Balance at June 30, 2010	$39,343	$2,583,412	$16,506	$(222,853)	$—	$2,416,408	$15,006	$2,431,414

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net income	$112,133	$164,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	102,722	98,815
Amortization of deferred revenue and lease intangibles, net	(2,943)	(3,587)
Other amortization expenses	4,367	2,374
Stock-based compensation	6,089	6,137
Straight-lining of rental income	(4,975)	(5,990)
Loss on extinguishment of debt	6,549	6,080
Net gain on sale of real estate assets	(5,225)	(66,891)
Income tax expense (benefit)	695	(942)
Other	(238)	(12)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(5,174)	1,426
Decrease in accrued interest	(1,292)	(4,979)
Decrease in accounts payable and other liabilities	(4,991)	(1,441)

Net cash provided by operating activities	207,717	195,142
Cash flows from investing activities:
Net investment in real estate property	(22,915)	(19,358)
Investment in loans receivable	(15,796)	(7,373)
Proceeds from real estate disposals	23,029	56,614
Proceeds from loans receivable	1,323	7,701
Capital expenditures	(7,078)	(4,028)

Net cash (used in) provided by investing activities	(21,437)	33,556
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	117,280	(289,928)
Proceeds from debt	696	301,115
Repayment of debt	(215,171)	(503,016)
Payment of deferred financing costs	(1,840)	(13,422)
Issuance of common stock, net	—	299,201
Cash distribution to common stockholders	(167,829)	(153,815)
Contributions from noncontrolling interest	633	306
Distributions to noncontrolling interest	(4,277)	(5,024)
Other	4,673	5,457

Net cash used in financing activities	(265,835)	(359,126)

Net decrease in cash and cash equivalents	(79,555)	(130,428)
Effect of foreign currency translation on cash and cash equivalents	(48)	139
Cash and cash equivalents at beginning of period	107,397	176,812

Cash and cash equivalents at end of period	$27,794	$46,523

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$496	$8,307
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	—	(9,295)
Other assets acquired	(355)	82
Other liabilities	141	(1,886)
Noncontrolling interest	—	980
Debt transferred on the sale of assets	—	38,759
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2010, this portfolio consisted of 503 assets: 242 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of June 30, 2010.
We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers.
NOTE 2 — ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on May 3, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.
Revenue Recognition
Certain of our leases, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $82.4 million and $78.4 million at June 30, 2010 and December 31, 2009, respectively.
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
Recently Issued or Adopted Accounting Standards
On January 1, 2010, we adopted Accounting Standards Update (“ASU”) No. 2009-17, Consolidation (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. ASU No. 2009-17 requires an enterprise to analyze whether its variable interest gives it a controlling financial interest in a variable interest entity (“VIE”). This analysis identifies the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. ASU No. 2009-17 requires an enterprise to perform this analysis on an ongoing basis and requires additional disclosures about an enterprise’s involvement in VIEs. The adoption of ASU No. 2009-17 did not impact our Consolidated Financial Statements.
On January 1, 2010, we adopted ASU No. 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification. ASU No. 2010-02 provides additional clarification regarding decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary. The adoption of ASU 2010-02 did not impact our Consolidated Financial Statements.
On January 1, 2010, we adopted ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. ASU No. 2010-06 adds new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances and settlements relating to Level 3 measurements. ASU No. 2010-06 is partially effective for periods beginning after December 15, 2009; requirements related to additional Level 3 disclosures will be effective for fiscal years beginning after December 15, 2010. The adoption of ASU No. 2010-06 did not impact our Consolidated Financial Statements.
In February 2010, the FASB issued ASU No. 2010-09, Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements. ASU No. 2010-09 includes, among other things, an exemption for SEC filers from the requirement to disclose the date through which subsequent events have been evaluated. We adopted ASU No. 2010-09 during the first quarter of 2010 and will no longer include the date through which subsequent events have been evaluated in our notes to Consolidated Financial Statements.
NOTE 3 — CONCENTRATION OF CREDIT RISK
As of June 30, 2010, approximately 38.9%, 21.5% and 14.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living (whose subsidiaries include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”)) and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 73.9% and 12.6%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of June 30, 2010, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. As of June 30, 2010, our properties were located in 43 states and two Canadian provinces, with properties in two states each accounting for 10% or more of total revenues during the six months then ended.

Approximately 25.2% and 26.8% of our total revenues and 37.0% and 38.8% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income and property-level operating expenses) (including amounts in discontinued operations) for the six months ended June 30, 2010 and 2009, respectively, were derived from our four Kindred Master Leases. Approximately 12.5% and 13.0% of our total revenues and 18.3% and 19.2% of our total NOI (including amounts in discontinued operations) for the six months ended June 30, 2010 and 2009, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.
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
We are party to long-term management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 44.7% and 44.2% of our total revenues and 22.1% and 20.3% of our total earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (“Adjusted EBITDA”) (including amounts in discontinued operations) for the six months ended June 30, 2010 and 2009, respectively, were attributable to senior living operations managed by Sunrise.
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
NOTE 4 — DISPOSITIONS
We present separately, as discontinued operations, in all periods presented the results of operations for all long-lived assets disposed of or held for sale.

2010 Dispositions and Assets Held for Sale
In June 2010, we sold four seniors housing communities for approximately $22.5 million, including a lease termination fee of $0.2 million. We recognized a gain from the sale of these assets of $4.9 million during the second quarter of 2010. The operations for these assets have been reported as discontinued operations for the three and six months ended June 30, 2010 and 2009.
During the first quarter of 2010, we classified the operations of one seniors housing community as held for sale. The net book value of this asset, $2.5 million, is reflected as held for sale as of June 30, 2010 and is included in other assets on our Consolidated Balance Sheets. The operations for this asset have been reported as discontinued operations for the three and six months ended June 30, 2010 and 2009. We expect to complete the sale of this asset and record a gain from the sale of approximately $0.1 million during the third quarter of 2010.
In February 2010, we sold one seniors housing community for approximately $2.5 million. We recognized a gain from the sale of this asset of $0.1 million during the first quarter of 2010. The operations for this asset have been reported as discontinued operations for all periods presented.
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
Set forth below is a summary of the results of operations for the three- and six-month periods ended June 30, 2010 and 2009 with respect to the properties sold or held for sale during the six months ended June 30, 2010 and the year ended December 31, 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Revenues:
Rental income	$405	$1,972	$901	$4,432
Interest and other income	225	2,300	225	2,423

	630	4,272	1,126	6,855

Expenses:
Interest	127	652	286	1,531
Depreciation and amortization	—	266	61	676

	127	918	347	2,207

Income before gain on sale of real estate assets	503	3,354	779	4,648
Gain on sale of real estate assets	5,041	39,020	5,225	66,891

Discontinued operations	$5,544	$42,374	$6,004	$71,539

NOTE 5 — INTANGIBLES
The following is a summary of our intangibles as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)

Intangible Assets:
Above market resident leases	$9,370	$10,525
In-place resident leases	96,097	96,274
Other intangibles	3,326	2,522
Accumulated amortization	(93,582)	(92,636)

Net Intangible Assets	$15,211	$16,685

Remaining weighted average amortization period of lease-related intangibles in years	7.5	8.0

Intangible Liabilities:
Below market resident leases	$15,166	$15,143
Accumulated amortization	(11,134)	(10,760)

Net Intangible Liabilities	$4,032	$4,383

Remaining weighted average amortization period of lease-related intangibles in years	8.1	8.3
NOTE 6 — SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2010 and December 31, 2009:

	June 30,	December 31,
	2010	2009
	(In thousands)

Unsecured revolving credit facilities	$126,269	$8,466
6 3/4% Senior Notes due 2010	—	1,375
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
6 5/8% Senior Notes due 2014	71,654	71,654
7 1/8% Senior Notes due 2015	—	142,669
6 1/2% Senior Notes due 2016	400,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,474,287	1,540,064

Total	2,609,643	2,701,661
Unamortized fair value adjustment	10,214	11,642
Unamortized commission fees and discounts	(39,008)	(43,202)

Senior notes payable and other debt	$2,580,849	$2,670,101

As of June 30, 2010, our indebtedness had the following maturities:

		Unsecured
	Principal Amount	Revolving Credit	Scheduled Periodic
	Due at Maturity	Facilities (1)	Amortization	Total Maturities
		(In thousands)

2010	$122,246	$—	$13,749	$135,995
2011	301,823	—	26,354	328,177
2012	388,937	126,269	22,798	538,004
2013	150,962	—	17,265	168,227
2014	109,137	—	15,054	124,191
Thereafter	1,255,599	—	59,450	1,315,049

Total maturities	$2,328,704	$126,269	$154,670	$2,609,643

(1)	At June 30, 2010, we had $27.8 million of unrestricted cash and cash equivalents, for a net amount outstanding on our unsecured revolving credit facilities of $98.5 million.
As of June 30, 2010, our joint venture partners’ share of total debt was $147.7 million with respect to 56 of our properties owned through joint ventures.
Unsecured Revolving Credit Facilities
As of June 30, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities have a 20 basis point facility fee. At June 30, 2010, we had $126.3 million outstanding under our unsecured revolving credit facilities and approximately $872.7 million of availability.
Senior Notes
On June 1, 2010, we repaid in full, at par, $1.4 million principal amount outstanding of our senior notes due 2010 upon maturity. In June 2010, we also exercised our option to redeem all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter.
Mortgages
In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which we had 80% ownership interests. In connection with our payment of Sunrise’s share ($9.9 million) of those mortgage loans, we acquired Sunrise’s 20% noncontrolling interests in the properties.

NOTE 7 — FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$27,794	$27,794	$107,397	$107,397
Loans receivable, net	140,870	142,025	131,887	129,512
Marketable debt securities	64,800	64,800	65,038	65,038
Senior notes payable and other debt, gross	(2,609,643)	(2,591,820)	(2,701,661)	(2,780,405)
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
At June 30, 2010, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $61.2 million and $64.8 million, respectively. At December 31, 2009, these securities had an aggregate amortized cost basis and fair value of $60.6 million and $65.0 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to maturity.
NOTE 8 — LITIGATION
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

On July 16, 2009, the District Court denied HCP’s summary judgment motion as to our claim for tortious interference with business advantage, permitting us to present that claim against HCP at trial. The District Court granted HCP’s motion for summary judgment as to our claim for tortious interference with contract and dismissed that claim. The District Court also ruled that we could not seek to recover a portion of our alleged damages.
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
The briefing process for HCP’s appeal and our cross-appeal is complete, and a final decision by the Sixth Circuit could be issued by June 2011. There can be no assurance as to the outcome of HCP’s appeal or our cross-appeal or the timing of a decision by the Sixth Circuit.
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
NOTE 9 — INCOME TAXES
We have elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three or six months ended June 30, 2010, federal income tax liabilities for these TRS entities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.
The consolidated provision for income taxes for the three months ended June 30, 2010 and 2009 was an expense of $0.4 million and a benefit of $0.4 million, respectively. These amounts were adjusted by income tax expense of $0.6 million and $0.5 million, respectively, related to the noncontrolling interest share of net income. The consolidated provision for income taxes for the six months ended June 30, 2010 and 2009 was an expense of $0.7 million and a benefit of $0.9 million, respectively. These amounts were adjusted by income tax expense of $1.0 million and $0.9 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to the TRS entities and 2020 with respect to our other entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $251.8 million and $253.7 million at June 30, 2010 and December 31, 2009, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2006 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2005 and subsequent years. We are also subject to audit by the Canada Revenue Agency for periods subsequent to 2003 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
NOTE 10 — STOCKHOLDERS’ EQUITY
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
Accumulated Other Comprehensive Income

	June 30,	December 31,
	2010	2009
	(In thousands)

Foreign currency translation	$13,909	$16,059
Unrealized gain on marketable debt securities	3,571	4,440
Other	(974)	(830)

Total accumulated other comprehensive income	$16,506	$19,669

NOTE 11 — EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$52,523	$46,007	$104,682	$91,070
Discontinued operations	5,544	42,374	6,004	71,539

Net income attributable to common stockholders	$58,067	$88,381	$110,686	$162,609

Denominator:
Denominator for basic earnings per share — weighted average shares	156,611	154,441	156,533	148,798
Effect of dilutive securities:
Stock options	357	63	337	55
Restricted stock awards	48	6	45	6
Convertible notes	425	—	291	—

Denominator for diluted earnings per share — adjusted weighted average shares	157,441	154,510	157,206	148,859

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.33	$0.30	$0.67	$0.61
Discontinued operations	0.04	0.27	0.04	0.48

Net income attributable to common stockholders	$0.37	$0.57	$0.71	$1.09

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.33	$0.30	$0.66	$0.61
Discontinued operations	0.04	0.27	0.04	0.48

Net income attributable to common stockholders	$0.37	$0.57	$0.70	$1.09

NOTE 12 — SEGMENT INFORMATION
As of June 30, 2010, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations.
As of June 30, 2010, our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, the MOB segment is not individually reported and is included in “All Other” because it did not meet necessary quantitative and qualitative thresholds at June 30, 2010.
We evaluate performance of the combined properties in each segment based on NOI. There are no intersegment sales or transfers.
All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income.

Summary information by business segment is as follows:
For the three months ended June 30, 2010:

	Triple-Net	Senior
	Leased	Living	All
	Properties	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$118,044	$—	$12,240	$130,284
Resident fees and services	—	109,867	—	109,867
Income from loans and investments	—	—	3,705	3,705
Interest and other income	93	7	22	122

Total revenues	$118,137	$109,874	$15,967	$243,978

Segment net operating income	$118,044	$38,808	$11,821	$168,673
Interest and other income	93	7	22	122
Interest expense	(21,441)	(21,422)	(1,182)	(44,045)
Depreciation and amortization	(27,335)	(18,122)	(4,728)	(50,185)
General, administrative and professional fees	—	—	(9,858)	(9,858)
Foreign currency loss	—	(121)	—	(121)
Loss on extinguishment of debt	(6,447)	(102)	—	(6,549)
Merger-related expenses and deal costs	—	(535)	(3,672)	(4,207)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$62,914	$(1,487)	$(7,597)	$53,830

For the three months ended June 30, 2009:

	Triple-Net	Senior
	Leased	Living	All
	Properties	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$116,269	$—	$8,343	$124,612
Resident fees and services	—	103,399	—	103,399
Income from loans and investments	—	—	3,333	3,333
Interest and other income	43	1	64	108

Total revenues	$116,312	$103,400	$11,740	$231,452

Segment net operating income	$116,269	$33,857	$8,654	$158,780
Interest and other income	43	1	64	108
Interest expense	(20,521)	(22,579)	(894)	(43,994)
Depreciation and amortization	(29,854)	(15,813)	(2,976)	(48,643)
General, administrative and professional fees	—	—	(10,355)	(10,355)
Foreign currency loss	—	(5)	—	(5)
Loss on extinguishment of debt	(5,975)	—	—	(5,975)
Merger-related expenses and deal costs	—	(3,498)	(4)	(3,502)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$59,962	$(8,037)	$(5,511)	$46,414

For the six months ended June 30, 2010:

	Triple-Net	Senior
	Leased	Living	All
	Properties	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$235,034	$—	$24,429	$259,463
Resident fees and services	—	218,353	—	218,353
Income from loans and investments	—	—	7,322	7,322
Interest and other income	298	20	67	385

Total revenues	$235,332	$218,373	$31,818	$485,523

Segment net operating income	$235,034	$72,617	$23,425	$331,076
Interest and other income	298	20	67	385
Interest expense	(43,271)	(42,688)	(2,386)	(88,345)
Depreciation and amortization	(56,902)	(36,084)	(9,675)	(102,661)
General, administrative and professional fees	—	—	(20,541)	(20,541)
Foreign currency loss	—	(15)	—	(15)
Loss on extinguishment of debt	(6,447)	(102)	—	(6,549)
Merger-related expenses and deal costs	(38)	(1,246)	(5,242)	(6,526)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$128,674	$(7,498)	$(14,352)	$106,824

For the six months ended June 30, 2009:

	Triple-Net	Senior
	Leased	Living	All
	Properties	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$230,319	$—	$16,691	$247,010
Resident fees and services	—	206,338	—	206,338
Income from loans and investments	—	—	6,614	6,614
Interest and other income	158	10	226	394

Total revenues	$230,477	$206,348	$23,531	$460,356

Segment net operating income	$230,319	$64,342	$17,269	$311,930
Interest and other income	158	10	226	394
Interest expense	(42,623)	(45,352)	(1,949)	(89,924)
Depreciation and amortization	(59,653)	(32,938)	(5,550)	(98,141)
General, administrative and professional fees	—	—	(20,953)	(20,953)
Foreign currency gain	—	1	—	1
Loss on extinguishment of debt	(6,012)	—	(68)	(6,080)
Merger-related expenses and deal costs	(174)	(5,355)	(27)	(5,556)

Income (loss) before income taxes, discontinued operations and noncontrolling interest	$122,015	$(19,292)	$(11,052)	$91,671

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)
Capital expenditures:
Triple-net leased properties (1)	$100	$148	$12,092	$10,148
Senior living operations	1,494	1,457	2,893	2,599
All other (2)	12,244	9,524	15,008	19,934

Total capital expenditures	$13,838	$11,129	$29,993	$32,681

(1)	The six months ended June 30, 2009 includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.

(2)	The six months ended June 30, 2010 includes $11.1 million in earnest money deposits related to the acquisition of businesses owned and operated by Lillibridge Healthcare Services, Inc. and its related entities (collectively, “Lillibridge”). See “Note 13–Subsequent Event.”
Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our business segments is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
		(In thousands)

Revenues:
United States	$223,347	$213,797	$444,629	$426,093
Canada	20,631	17,655	40,894	34,263

Total revenues	$243,978	$231,452	$485,523	$460,356

	June 30,	December 31,
	2010	2009
	(In thousands)
Net real estate property:
United States	$4,610,486	$4,696,674
Canada	408,104	418,036

Total net real estate property	$5,018,590	$5,114,710

NOTE 13 — SUBSEQUENT EVENT
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of debt. Lillibridge is a fully-integrated healthcare real estate company that owns, designs, develops and manages MOBs, and offers strategic, financial and operational real estate advisory services, principally for highly rated, not-for-profit healthcare systems nationally. Lillibridge manages for third parties 31 MOBs. As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs comprising 1.9 million square feet of space; a 20% joint venture interest in 24 MOBs comprising 1.5 million square feet; and a 5% joint venture interest in 34 MOBs comprising 2.3 million square feet. We are the managing member of these joint ventures and the property manager for the joint venture properties. An institutional third party holds the majority interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand (including $11.1 million in earnest money deposits made in June 2010), borrowings under our revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, approximately $133 million of mortgage debt was paid off. Our portfolio now includes 153 owned or managed MOBs with 8.6 million square feet in 20 states, including the District of Columbia.

NOTE 14 — CONDENSED CONSOLIDATING INFORMATION
We and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of our subsidiaries, Ventas Realty and Ventas Capital Corporation (the “Issuers”). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors have fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. We have other subsidiaries (“Non-Guarantor Subsidiaries”) that are not included among the Wholly Owned Subsidiary Guarantors, and such subsidiaries are not obligated with respect to the senior notes or the convertible notes. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009:
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Assets
Net real estate investments	$1,260	$2,268,480	$736,612	$2,153,108	$—	$5,159,460
Cash and cash equivalents	2,557	6,101	—	19,136	—	27,794
Escrow deposits and restricted cash	84	9,945	10,107	23,348	—	43,484
Deferred financing costs, net	3,003	1,234	10,958	9,696	—	24,891
Investment in and advances to affiliates	1,116,730	—	1,028,721	—	(2,145,451)	—
Other	83,405	79,623	9,341	34,119	—	206,488

Total assets	$1,207,039	$2,365,383	$1,795,739	$2,239,407	$(2,145,451)	$5,462,117

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$223,257	$405,763	$818,822	$1,133,007	$—	$2,580,849
Intercompany loans	(50,691)	450,791	(400,100)	—	—	—
Accrued interest	(105)	1,600	9,862	5,325	—	16,682
Accounts payable and other liabilities	30,617	79,078	24,321	47,327	—	181,343
Deferred income taxes	251,829	—	—	—	—	251,829

Total liabilities	454,907	937,232	452,905	1,185,659	—	3,030,703
Total equity	752,132	1,428,151	1,342,834	1,053,748	(2,145,451)	2,431,414

Total liabilities and equity	$1,207,039	$2,365,383	$1,795,739	$2,239,407	$(2,145,451)	$5,462,117

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Assets
Net real estate investments	$9,496	$2,268,865	$769,857	$2,198,379	$—	$5,246,597
Cash and cash equivalents	—	4,249	82,886	20,262	—	107,397
Escrow deposits and restricted cash	215	9,184	12,766	17,667	—	39,832
Deferred financing costs, net	1,192	1,610	15,577	10,873	—	29,252
Investment in and advances to affiliates	1,169,609	—	1,308,403	—	(2,478,012)	—
Other	3	76,400	82,346	34,418	—	193,167

Total assets	$1,180,515	$2,360,308	$2,271,835	$2,281,599	$(2,478,012)	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$220,942	$422,182	$876,987	$1,149,990	$—	$2,670,101
Intercompany loans	(45,563)	453,784	(408,200)	(21)	—	—
Accrued interest	(3,552)	5,125	10,732	5,669	—	17,974
Accounts payable and other liabilities	15,696	69,254	42,580	62,915	—	190,445
Deferred income taxes	253,665	61	—	(61)	—	253,665

Total liabilities	441,188	950,406	522,099	1,218,492	—	3,132,185
Total equity	739,327	1,409,902	1,749,736	1,063,107	(2,478,012)	2,484,060

Total liabilities and equity	$1,180,515	$2,360,308	$2,271,835	$2,281,599	$(2,478,012)	$5,616,245

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$602	$42,017	$69,640	$18,025	$—	$130,284
Resident fees and services	—	33,564	—	76,303	—	109,867
Income from loans and investments	1,411	468	1,826	—	—	3,705
Equity earnings in affiliates	61,610	437	—	—	(62,047)	—
Interest and other income	85	8	21	8	—	122

Total revenues	63,708	76,494	71,487	94,336	(62,047)	243,978

Expenses:
Interest	1,387	5,970	20,018	16,670	—	44,045
Depreciation and amortization	417	21,280	9,424	19,064	—	50,185
Property-level operating expenses	2	23,146	137	51,898	—	75,183
General, administrative and professional fees	133	3,782	4,730	1,213	—	9,858
Foreign currency loss (gain)	182	(63)	—	2	—	121
Loss on extinguishment of debt	—	102	6,447	—	—	6,549
Merger-related expenses and deal costs	4,198	(1)	—	10	—	4,207
Intercompany interest	(1,177)	8,332	(7,223)	68	—	—

Total expenses	5,142	62,548	33,533	88,925	—	190,148

Income before income taxes, discontinued operations and noncontrolling interest	58,566	13,946	37,954	5,411	(62,047)	53,830
Income tax (expense) benefit	(499)	90	—	—	—	(409)

Income from continuing operations	58,067	14,036	37,954	5,411	(62,047)	53,421
Discontinued operations	—	(223)	5,767	—	—	5,544

Net income	58,067	13,813	43,721	5,411	(62,047)	58,965
Net income attributable to noncontrolling interest, net of tax	—	—	—	898	—	898

Net income attributable to common stockholders	$58,067	$13,813	$43,721	$4,513	$(62,047)	$58,067

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$588	$37,924	$67,916	$18,184	$—	$124,612
Resident fees and services	—	29,485	—	73,914	—	103,399
Income from loans and investments	—	—	3,333	—	—	3,333
Equity earnings in affiliates	87,813	792	—	—	(88,605)	—
Interest and other income	(1)	(11)	117	3	—	108

Total revenues	88,400	68,190	71,366	92,101	(88,605)	231,452

Expenses:
Interest	1,062	6,689	22,694	13,549	—	43,994
Depreciation and amortization	162	19,407	9,695	19,379	—	48,643
Property-level operating expenses	—	21,901	122	50,541	—	72,564
General, administrative and professional fees	48	3,805	5,133	1,369	—	10,355
Foreign currency (gain) loss	(38)	38	6	(1)	—	5
Loss on extinguishment of debt	—	—	5,975	—	—	5,975
Merger-related expenses and deal costs	—	3,498	4	—	—	3,502
Intercompany interest	(820)	10,164	(9,238)	(106)	—	—

Total expenses	414	65,502	34,391	84,731	—	185,038

Income before income taxes, discontinued operations and noncontrolling interest	87,986	2,688	36,975	7,370	(88,605)	46,414
Income tax benefit	395	—	—	—	—	395

Income from continuing operations	88,381	2,688	36,975	7,370	(88,605)	46,809
Discontinued operations	—	155	42,219	—	—	42,374

Net income	88,381	2,843	79,194	7,370	(88,605)	89,183
Net (loss) income attributable to noncontrolling interest, net of tax	—	(662)	—	1,464	—	802

Net income attributable to common stockholders	$88,381	$3,505	$79,194	$5,906	$(88,605)	$88,381

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,195	$83,023	$139,344	$35,901	$—	$259,463
Resident fees and services	—	66,607	—	151,746	—	218,353
Income from loans and investments	2,841	880	3,601	—	—	7,322
Equity earnings in affiliates	115,741	870	—	—	(116,611)	—
Interest and other income	292	36	42	15	—	385

Total revenues	120,069	151,416	142,987	187,662	(116,611)	485,523

Expenses:
Interest	2,623	11,742	40,754	33,226	—	88,345
Depreciation and amortization	808	44,041	19,132	38,680	—	102,661
Property-level operating expenses	—	47,598	266	106,198	—	154,062
General, administrative and professional fees	120	8,058	9,838	2,525	—	20,541
Foreign currency loss (gain)	42	(30)	—	3	—	15
Loss on extinguishment of debt	—	102	6,447	—	—	6,549
Merger-related expenses and deal costs	6,467	49	—	10	—	6,526
Intercompany interest	(2,347)	16,571	(14,359)	135	—	—

Total expenses	7,713	128,131	62,078	180,777	—	378,699

Income before income taxes, discontinued operations and noncontrolling interest	112,356	23,285	80,909	6,885	(116,611)	106,824
Income tax (expense) benefit	(1,510)	815	—	—	—	(695)

Income from continuing operations	110,846	24,100	80,909	6,885	(116,611)	106,129
Discontinued operations	(160)	117	6,047	—	—	6,004

Net income	110,686	24,217	86,956	6,885	(116,611)	112,133
Net income attributable to noncontrolling interest, net of tax	—	—	—	1,447	—	1,447

Net income attributable to common stockholders	$110,686	$24,217	$86,956	$5,438	$(116,611)	$110,686

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,165	$75,717	$136,860	$33,268	$—	$247,010
Resident fees and services	—	58,430	—	147,908	—	206,338
Income from loans and investments	—	—	6,614	—	—	6,614
Equity earnings in affiliates	161,560	1,411	—	—	(162,971)	—
Interest and other income	—	(5)	378	21	—	394

Total revenues	162,725	135,553	143,852	181,197	(162,971)	460,356

Expenses:
Interest	2,141	12,282	47,418	28,083	—	89,924
Depreciation and amortization	324	40,821	20,253	36,743	—	98,141
Property-level operating expenses	—	43,422	234	104,376	—	148,032
General, administrative and professional fees	89	7,424	10,826	2,614	—	20,953
Foreign currency loss (gain)	5	4	(8)	(2)	—	(1)
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	5,351	205	—	—	5,556
Intercompany interest	(1,501)	22,074	(20,414)	(159)	—	—

Total expenses	1,058	131,378	64,526	171,723	—	368,685

Income before income taxes, discontinued operations and noncontrolling interest	161,667	4,175	79,326	9,474	(162,971)	91,671
Income tax benefit	942	—	—	—	—	942

Income from continuing operations	162,609	4,175	79,326	9,474	(162,971)	92,613
Discontinued operations	—	(1,559)	61,737	11,361	—	71,539

Net income	162,609	2,616	141,063	20,835	(162,971)	164,152
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,090)	—	2,633	—	1,543

Net income attributable to common stockholders	$162,609	$3,706	$141,063	$18,202	$(162,971)	$162,609

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(5,903)	$87,705	$110,425	$15,490	$—	$207,717

Net cash (used in) provided by investing activities	(11,083)	7,467	(14,426)	(3,395)	—	(21,437)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	33,280	84,000	—	—	117,280
Proceeds from debt	—	—	—	696	—	696
Repayment of debt	—	(55,794)	(149,127)	(10,250)	—	(215,171)
Net change in intercompany debt	270,919	(116,945)	8,100	(162,074)	—	—
Payment of deferred financing costs	—	(48)	(1,792)	—	—	(1,840)
Cash distribution (to) from affiliates	(88,220)	46,104	(120,018)	162,134	—	—
Cash distribution to common stockholders	(167,829)	—	—	—	—	(167,829)
Contributions from noncontrolling interest	—	—	—	633	—	633
Distributions to noncontrolling interest	—	—	—	(4,277)	—	(4,277)
Other	4,673	—	—	—	—	4,673

Net cash provided by (used in) financing activities	19,543	(93,403)	(178,837)	(13,138)	—	(265,835)

Net increase (decrease) in cash and cash equivalents	2,557	1,769	(82,838)	(1,043)	—	(79,555)
Effect of foreign currency translation on cash and cash equivalents	—	—	(48)	—	—	(48)
Cash and cash equivalents at beginning of period	—	4,332	82,886	20,179	—	107,397

Cash and cash equivalents at end of period	$2,557	$6,101	$—	$19,136	$—	$27,794

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$185	$37,618	$120,571	$36,768	$—	$195,142

Net cash provided by (used in) investing activities	—	58,816	24,203	(49,463)	—	33,556

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(39,688)	(250,240)	—	—	(289,928)
Proceeds from debt	—	261	166,000	134,854	—	301,115
Repayment of debt	—	(80,900)	(413,374)	(8,742)	—	(503,016)
Net change in intercompany debt	(40,240)	(25,426)	88,956	(23,290)	—	—
Payment of deferred financing costs	—	(986)	(8,840)	(3,596)	—	(13,422)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution (to) from affiliates	(110,788)	45,604	147,893	(82,709)	—	—
Cash distribution to common stockholders	(153,815)	—	—	—	—	(153,815)
Contributions from noncontrolling interest	—	—	—	306	—	306
Distributions to noncontrolling interest	—	(379)	—	(4,645)	—	(5,024)
Other	5,457	—	—	—	—	5,457

Net cash (used in) provided by financing activities	(185)	(101,514)	(269,605)	12,178	—	(359,126)

Net decrease in cash and cash equivalents	—	(5,080)	(124,831)	(517)	—	(130,428)
Effect of foreign currency translation on cash and cash equivalents	—	(1)	139	1	—	139
Cash and cash equivalents at beginning of period	—	10,323	144,918	21,571	—	176,812

Cash and cash equivalents at end of period	$—	$5,242	$20,226	$21,055	$—	$46,523

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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform the obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;
•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;
•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;
•	The nature and extent of future competition;
•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;
•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;
•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;
•	The results of litigation affecting us;
•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;
•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;
•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;
•	Final determination of our taxable net income for the year ended December 31, 2009 and for the year ending December 31, 2010;

•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;
•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;
•	The movement of U.S. and Canadian exchange rates;
•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;
•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;
•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;
•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;
•	Risks associated with our recent acquisition of businesses owned and operated by Lillibridge Healthcare Services, Inc. and its related entities (collectively, “Lillibridge”), including our ability to successfully design, develop and manage MOBs and to retain key personnel;
•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;
•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;
•	Risks associated with our investments in joint ventures, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;
•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and
•	The impact of any financial, accounting, legal or regulatory issues that may affect us or our major tenants, operators and managers.
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

Company Overview
We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2010, this portfolio consisted of 503 assets: 242 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 34 medical office buildings (“MOBs”) and other properties in 43 states and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise, pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of June 30, 2010.
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
Operating Highlights and Key Performance Trends
2010 Highlights
•	Since January 1, 2010, we have received $235.0 million of additional capital commitments for the portion of our unsecured revolving credit facilities maturing in 2012. As a result, we now have $1.0 billion of aggregate borrowing capacity under our revolving credit facilities, all of which matures on April 26, 2012.
•	Our Board of Directors declared the first and second quarterly installments of our 2010 dividend in the amount of $0.535 per share, which represents a 4.4% increase over our 2009 quarterly dividend. The first quarterly installment of the 2010 dividend was paid on March 31, 2010 to stockholders of record on March 12, 2010. The second quarterly installment of the 2010 dividend was paid on June 30, 2010 to stockholders of record on June 11, 2010.
•	During the first half of 2010, we sold five seniors housing communities for approximately $25.0 million, including a lease termination fee of $0.2 million, and recognized a gain from these sales of approximately $5.0 million.
•	On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of debt. Lillibridge is a fully-integrated healthcare real estate company that owns, designs, develops and manages MOBs, and offers strategic, financial and operational real estate advisory services, principally for highly rated, not-for-profit healthcare systems nationally. Lillibridge manages for third parties 31 MOBs. As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs comprising 1.9 million square feet of space; a 20% joint venture interest in 24 MOBs comprising 1.5 million square feet; and a 5% joint venture interest in 34 MOBs comprising 2.3 million square feet. We are the managing member of these joint ventures and the property manager for the joint venture properties. An institutional third party holds the majority interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand (including $11.1 million in earnest money deposits made in June 2010), borrowings under our revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, approximately $133 million of mortgage debt was paid off. Our portfolio now includes 153 owned or managed MOBs with 8.6 million square feet in 20 states, including the District of Columbia.

Concentration Risk
Concentration ratios are useful measures in understanding the potential risks of economic downturns involving our various property types, locations or tenants, operators or managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the portion of our investments related to certain property types or tenants, operators or managers. Operations mix measures the portion of our operating results attributable to certain tenants, operators or managers or geographic location. The following tables reflect our concentration risk as of the dates and for the periods presented:

	June 30, 2010	December 31, 2009

Investment mix by type[1]:
Seniors housing communities	73.9%	74.1%
Skilled nursing facilities	12.6%	12.6%
Hospitals	5.3%	5.4%
MOBs	5.9%	5.8%
Loans receivable, net	2.2%	2.0%
Other properties	0.1%	0.1%

Investment mix by tenant, operator and manager[1]:
Sunrise	38.9%	38.9%
Kindred	14.1%	14.1%
Brookdale Senior Living	21.5%	21.8%

[1]	Ratios are based on the gross book value of real estate investments (including assets held for sale) as of each reporting date.

	For the Six Months Ended June 30,
	2010	2009

Tenant, operator and manager operations mix:

Revenues[1]:
Sunrise	44.7%	44.2%
Kindred	25.2%	26.8%
Brookdale Senior Living	12.5%	13.0%
All others	16.0%	14.5%

Adjusted EBITDA[2]:
Sunrise	22.1%	20.3%
Kindred	35.8%	40.3%
Brookdale Senior Living	16.2%	18.7%
All others	25.9%	20.7%

NOI[3]:
Sunrise	21.9%	20.3%
Kindred	37.0%	38.8%
Brookdale Senior Living	18.3%	19.2%
All others	22.8%	21.7%

Geographic operations mix[4]:
California	12.5%	12.7%
Illinois	10.4%	10.4%
Ontario	5.9%	5.3%
Pennsylvania	5.6%	5.6%
Massachusetts	5.3%	5.3%
All others	58.7%	59.2%

[1]	Total revenues includes revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

[2]	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (including amounts in discontinued operations).

[3]	Net operating income (“NOI”) is defined as total revenues, less interest and other income and property-level operating expenses (including amounts in discontinued operations).

[4]	Ratios are based on total revenues for each period presented. Total revenues includes revenue from loans and investments and interest and other income. Revenues from properties held for sale as of the reporting date are included in this presentation. Revenues from properties sold as of the reporting date are excluded from this presentation.
See “Non-GAAP Financial Measures” for further discussion and reconciliations of NOI and Adjusted EBITDA to our net income, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

Recent Developments Regarding Government Regulation
Healthcare Legislation
In March 2010, the President signed into law the Patient Protection and Affordable Care Act, along with a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The passage of the Affordable Care Act has resulted in comprehensive reform legislation which is expected to expand health care coverage to millions of currently uninsured people beginning in 2014. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.
The Affordable Care Act, among other things, reduces the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities will be subject to a rate adjustment in the market basket increase, beginning in fiscal year 2012, to reflect improvements in productivity. The Affordable Care Act also extends for two years the long-term acute care hospital payment policy changes provided by the Medicare, Medicaid, and SCHIP Extension Act of 2007 and delays the implementation of the RUG-IV classification model for skilled nursing facilities until fiscal year 2012.
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
Medicare Reimbursement; Long-Term Acute Care Hospitals
On May 4, 2010, the Centers for Medicare & Medicaid Services (“CMS”) published its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the proposed rule, the LTAC PPS standard federal payment rate would decrease by 0.1% in fiscal year 2011, reflecting a 2.4% increase in the market basket index, less a 2.5% adjustment to account for an increase in case-mix in fiscal year 2008 and 2009 that CMS attributes to changes in documentation and coding practices, rather than patient severity. However, due to the timing of the proposed rule in relation to the passage of the Affordable Care Act, the proposed rule did not reflect statutory changes made by that legislation. Accordingly, on June 2, 2010, CMS published a supplement to the May 4, 2010 proposed rule to address certain provisions of the Affordable Care Act. Among other things, the supplemental proposed rule updates the increase in the market basket index for fiscal year 2011 to 1.9%, reflecting the 50 basis point reduction required by the Affordable Care Act. Despite the decrease in the LTAC PPS standard federal payment rate, CMS estimates that net payments to long-term acute care hospitals under the supplemental proposed rule would increase by approximately $13 million, or 0.3%, in fiscal year 2011 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments.
This rule is a proposed rule and is not final. The proposed rule also does not reflect additional statutory changes made by the Affordable Care Act. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals.
We cannot assure you that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Medicare Reimbursement; Skilled Nursing Facilities
On June 25, 2010, CMS placed on public display its proposed Medicare Physician Fee Schedule rule for the 2011 calendar year. Under the proposed rule, reimbursement rates for outpatient therapy under Part B, including therapy provided in skilled nursing facilities, would be reduced by approximately 10% (net of a recent 2.2% rate increase enacted as part of other legislation).

On July 16, 2010, CMS placed on public display its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the proposed rule, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.3% increase in the market basket index for the 2011 fiscal year. The proposed rule also provides a 0.6% adjustment due to an overestimated increase in the market basket index for the 2009 fiscal year. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the adjustment under the proposed rule would increase by approximately $542 million, or 1.7%, in fiscal year 2011.
The proposed rule includes other provisions, such as the introduction of concurrent therapy, changes to the look-back period and modification of the implementation schedule for the RUG-IV classification model, that may additionally affect net payments to skilled nursing facilities.
These rules are proposed rules and are not final. We are currently analyzing the financial implications of these proposed rules on the operators of our skilled nursing facilities.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions, and in the event estimates or assumptions prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our Current Report on Form 8-K filed with the SEC on May 3, 2010.
Results of Operations
As of June 30, 2010, we operated through two reportable business segments: triple-net leased properties and senior living operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations.
As of June 30, 2010, our MOB segment consists of leasing space primarily to physicians and other healthcare businesses and engaging third parties to manage those operations. Due to our limited operation of and allocation of capital to the MOBs, the MOB segment is not individually reported and is included in “All Other” because it did not meet necessary quantitative and qualitative thresholds at June 30, 2010.

Three Months Ended June 30, 2010 and 2009
The table below shows the results of operations for the three months ended June 30, 2010 and 2009 and the dollar and percentage changes in those results from period to period.

	For the Three Months
	Ended June 30,		Change
	2010	2009	$	%
NOI:
Triple-Net Leased Properties	$118,044	$116,269	$1,775	1.5%
Senior Living Operations	38,808	33,857	4,951	14.6
All Other	11,821	8,654	3,167	36.6

Total NOI	168,673	158,780	9,893	6.2

Interest and other income	122	108	14	13.0
Interest expense	(44,045)	(43,994)	(51)	0.1
Depreciation and amortization	(50,185)	(48,643)	(1,542)	3.2
General, administrative and professional fees	(9,858)	(10,355)	497	(4.8)
Foreign currency loss	(121)	(5)	(116)	>100
Loss on extinguishment of debt	(6,549)	(5,975)	(574)	9.6
Merger-related expenses and deal costs	(4,207)	(3,502)	(705)	20.1

Income before income taxes, discontinued operations and noncontrolling interest	53,830	46,414	7,416	16.0
Income tax (expense) benefit	(409)	395	(804)	>100

Income from continuing operations	53,421	46,809	6,612	14.1
Discontinued operations	5,544	42,374	(36,830)	(86.9)

Net income	58,965	89,183	(30,218)	(33.9)
Net income attributable to noncontrolling interest	898	802	96	12.0

Net income attributable to common stockholders	$58,067	$88,381	$(30,314)	(34.3)%

NOI — Triple-Net Leased Properties
NOI for our triple-net leased properties consists solely of rental income earned from these assets. We incur no direct operating expenses for this segment.
The increase in our second quarter 2010 NOI over the same period in 2009 primarily reflects $1.6 million of additional rent resulting from the annual escalators in the rent paid under our master lease agreements with Kindred (the “Kindred Master Leases”) effective May 1, 2010 and various other escalations in the rent paid on our other existing properties.
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

NOI — Senior Living Operations

	For the Three Months
	Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
NOI — Senior Living Operations:
Total revenues	$109,874	$103,400	$6,474	6.3%
Less:
Interest and other income	7	1	6	> 100
Property-level operating expenses	71,059	69,542	1,517	2.2

NOI	$38,808	$33,857	$4,951	14.6%

The majority of revenues related to our senior living operations segment are resident fees and services, which consist primarily of all amounts earned from residents at our seniors housing communities, including rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in revenues during the second quarter of 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $2.4 million in 2010, higher occupancy rates and higher average daily rates in our communities. Average resident occupancy rates related to our senior living operations managed by third parties were as follows:

	Number of Communities		Average Resident Occupancy
	as of June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Stabilized Communities	80	78	88.4%	87.2%
Lease-Up Communities	2	1	86.5%	67.9%

Total	82	79	88.3%	86.5%

Same-Store Stabilized Communities	78	78	88.4%	87.2%
Property-level operating expenses related to our senior living operations segment primarily include expenses such as labor, food, utilities, marketing, management and other property operating costs. The increase in property-level operating expenses in the second quarter of 2010 compared to the same period in 2009 primarily reflects a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $1.5 million in 2010 and increases in labor and marketing costs, partially offset by the receipt of $3 million for expense overages at our Sunrise-managed communities in the second quarter of 2010.
NOI — All Other

	For the Three Months
	Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
NOI — All Other:
Rental income	$12,240	$8,343	$3,897	46.7%
Other revenue	3,727	3,397	330	9.7

Total revenues	15,967	11,740	4,227	36.0
Less:
Interest and other income	22	64	(42)	(65.6)
Property-level operating expenses	4,124	3,022	1,102	36.5

NOI	$11,821	$8,654	$3,167	36.6%

All other revenues consist primarily of rental income related to the MOBs, income from loans and investments and other miscellaneous income. The increase in all other revenues during the second quarter of 2010 compared to the same period in 2009 is attributed primarily to $3.7 million of additional rent relating to MOBs acquired during 2009 and a $0.4 million increase in income from loans and investments due primarily to interest earned on the investments we made during 2009. Average occupancy rates related to our MOBs were as follows:

			Average Occupancy
	Number of Properties at June 30,		For the Three Months Ended June 30,
	2010	2009	2010	2009
Stabilized MOBs	22	19	94.7%	93.5%
Lease-Up MOBs	4	3	81.6%	67.2%

Total	26	22	92.1%	89.1%

Same-Store Stabilized MOBs	18	18	93.5%	93.5%
All other property-level operating expenses include all expenses related to our MOB operations. The change in property-level operating expenses in the second quarter of 2010 over 2009 primarily reflects increased expenses related to acquisitions that occurred during 2009.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0.1 million and $0.7 million for the three months ended June 30, 2010 and 2009, respectively, decreased $0.5 million in the second quarter of 2010 over the same period in 2009 primarily due to a $0.8 million reduction in interest from lower loan balances. Interest expense includes $2.3 million and $1.9 million of amortized deferred financing fees for the three months ended June 30, 2010 and 2009, respectively. Our effective interest rate was 6.6% for the three months ended June 30, 2010, an increase of five basis points from the three months ended June 30, 2009. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.2 million for the three months ended June 30, 2010, compared to the same period in 2009.
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to properties we acquired or developed during the period from July 1, 2009 through June 30, 2010.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the three months ended June 30, 2010 relates primarily to our redemption of all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. Loss on extinguishment of debt for the same period in 2009 relates primarily to our cash tender offers for our outstanding senior notes completed in May 2009.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP, Inc. (“HCP”) arising out of our Sunrise Senior Living REIT (“Sunrise REIT”) acquisition and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses incurred to acquire Lillibridge in 2010 and other deal costs for unconsummated transactions.
Income Tax Expense/Benefit
Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition. The change from an income tax benefit in 2009 to an income tax expense in 2010 is primarily due to increased NOI at our seniors housing communities managed by Sunrise. Excluding income taxes related to noncontrolling interest, we have net tax benefit in both periods. See “Note 9—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Discontinued Operations
Discontinued operations for the second quarter of 2010 include a $4.9 million net gain on the sale of four assets sold during the second quarter of 2010 and a lease termination fee of $0.2 million. Discontinued operations for the same period in 2009 include a gain on sale of assets of $38.9 million and a lease termination fee of $2.3 million related to six assets sold during the second quarter of 2009. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 58 of our seniors housing communities.
Six Months Ended June 30, 2010 and 2009
The table below shows the results of operations for the six months ended June 30, 2010 and 2009 and the dollar and percentage changes in those results from period to period.

	For the Six Months Ended
	June 30,		Change
	2010	2009	$	%
NOI:
Triple-Net Leased Properties	$235,034	$230,319	$4,715	2.0%
Senior Living Operations	72,617	64,342	8,275	12.9
All Other	23,425	17,269	6,156	35.6

Total NOI	331,076	311,930	19,146	6.1

Interest and other income	385	394	(9)	(2.3)
Interest expense	(88,345)	(89,924)	1,579	(1.8)
Depreciation and amortization	(102,661)	(98,141)	(4,520)	4.6
General, administrative and professional fees	(20,541)	(20,953)	412	(2.0)
Foreign currency (loss) gain	(15)	1	(16)	>100
Loss on extinguishment of debt	(6,549)	(6,080)	(469)	7.7
Merger-related expenses and deal costs	(6,526)	(5,556)	(970)	17.5

Income before income taxes, discontinued operations and noncontrolling interest	106,824	91,671	15,153	16.5
Income tax (expense) benefit	(695)	942	(1,637)	>100

Income from continuing operations	106,129	92,613	13,516	14.6
Discontinued operations	6,004	71,539	(65,535)	(91.6)

Net income	112,133	164,152	(52,019)	(31.7)
Net income attributable to noncontrolling interest	1,447	1,543	(96)	(6.2)

Net income attributable to common stockholders	$110,686	$162,609	$(51,923)	(31.9)%

NOI — Triple-Net Leased Properties
The increase in our NOI for the six months ended June 30, 2010 over the same period in 2009 primarily reflects $3.1 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2010 and various other escalations in the rent paid on our other existing properties.

NOI — Senior Living Operations

	For the Six Months
	Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
NOI — Senior Living Operations:
Total revenues	$218,373	$206,348	$12,025	5.8%
Less:
Interest and other income	20	10	10	100.0
Property-level operating expenses	145,736	141,996	3,740	2.6

NOI	$72,617	$64,342	$8,275	12.9%

The increase in revenues during the six months ended June 30, 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $5.8 million in 2010, higher occupancy rates and higher average daily rates in our communities. Average resident occupancy rates related to our senior living operations managed by third parties were as follows:

	Number of Communities		Average Resident Occupancy
	at June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Stabilized Communities	80	78	88.4%	88.1%
Lease-Up Communities	2	1	85.8%	65.8%

Total	82	79	88.3%	87.3%

Same-Store Stabilized Communities	78	78	88.4%	88.1%
The increase in property-level operating expenses for the six months ended June 30, 2010 over the same period in 2009 primarily reflects a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $3.9 million in 2010 and increases in labor and marketing costs, partially offset by the receipt of $3 million for expense overages at our Sunrise-managed communities and a decrease in utility costs in the first six months of 2010.
NOI — All Other

	For the Six Months
	Ended June 30,		Change
	2010	2009	$	%
	(In thousands)
NOI — All Other:
Rental income	$24,429	$16,691	$7,738	46.4%
Other revenue	7,389	6,840	549	8.0

Total revenues	31,818	23,531	8,287	35.2
Less:
Interest and other income	67	226	(159)	(70.4)
Property-level operating expenses	8,326	6,036	2,290	37.9

NOI	$23,425	$17,269	$6,156	35.6%

The increase in all other revenues during the second quarter of 2010 over the same period in 2009 is attributed primarily to $7.5 million of additional rent relating to MOBs acquired during 2009 and a $0.7 million increase in income from loans and investments due primarily to interest earned on the investments we made during 2009. Average occupancy rates related to our MOBs were as follows:

			Average Occupancy
	Number of Properties at June 30,		For the Six Months Ended June 30,
	2010	2009	2010	2009
Stabilized MOBs	22	19	94.9%	94.1%
Lease-Up MOBs	4	3	77.5%	64.7%

Total	26	22	91.5%	89.5%

Same-Store Stabilized MOBs	18	18	93.9%	94.1%
The change in property-level operating expenses during the six months ended June 30, 2010 over the same period in 2009 primarily reflects increased expenses related to acquisitions that occurred during 2009.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0.3 million and $1.5 million for the six months ended June 30, 2010 and 2009, respectively, decreased $2.8 million during the six months ended June 30, 2010 over the same period in 2009, primarily due to a $9.7 million reduction in interest from lower loan balances, partially offset by a $5.6 million increase in interest from higher effective interest rates. Interest expense includes $4.5 million and $3.4 million of amortized deferred financing fees for the six months ended June 30, 2010 and 2009, respectively. Our effective interest rate increased to 6.6% for the six months ended June 30, 2010, from 6.1% for the six months ended June 30, 2009 due to the higher outstanding balances on our revolving credit facilities maintained during the first half of 2009 at lower rates. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.5 million for the six months ended June 30, 2010, compared to the same period in 2009.
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to properties we acquired or developed during the period from July 1, 2009 through June 30, 2010.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the six months ended June 30, 2010 relates primarily to our redemption of all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. Loss on extinguishment of debt for the same period in 2009 relates primarily to our cash tender offers for our outstanding senior notes completed in May 2009.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP arising out of our Sunrise REIT acquisition and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses incurred to acquire Lillibridge in 2010 and other deal costs for unconsummated transactions.

Income Tax Expense/Benefit
Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition. The change from an income tax benefit in 2009 to an income tax expense in 2010 is primarily due to increased NOI at our seniors housing communities managed by Sunrise. Excluding income taxes related to noncontrolling interest, we had net tax benefit in both periods. See “Note 9—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Discontinued Operations
Discontinued operations for the six months ended June 30, 2010 include a $5.0 million net gain on the sale of five assets sold during the six months ended June 30, 2010 and a lease termination fee of $0.2 million. Discontinued operations for the same period in 2009 include a gain on sale of assets of $66.9 million and a lease termination fee of $2.4 million related to thirteen assets sold during the six months ended June 30, 2009. See “Note 4—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 58 of our seniors housing communities.
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
Funds From Operations and Normalized Funds From Operations and Funds Available for Distribution
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO and Funds Available for Distribution (“FAD”) appropriate measures of performance of an equity REIT. We believe that these measures of operating performance may be used by investors to measure and compare operating performance between periods. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. We define “normalized FFO” as FFO excluding the following items (which may be recurring in nature): (a) gains and losses on the sales of assets; (b) merger-related costs and expenses and deal costs and expenses, including expenses relating to our lawsuit against HCP; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts or premiums incurred as a result of early debt retirement or payment of our debt; and (d) the non-cash effect of income tax benefits/expenses. Normalized FAD represents normalized FFO excluding straight-line rental adjustments and routine capital expenditures. Routine capital expenditures represent improvements or betterments to real estate properties that extend or increase the useful life of the asset and are required to continue to generate current revenues and to maintain the value of the property subsequent to acquisition. Routine capital expenditures exclude the noncontrolling interest share for joint venture properties. As many investors are interested in those capital expenditures made by a company that are not revenue enhancing in nature, we adjust our normalized FFO for routine capital expenditures to arrive at normalized FAD.

Our FFO and normalized FFO and FAD for the three and six months ended June 30, 2010 and 2009 are summarized in the following table. The increase in our FFO for the three and six months ended June 30, 2010 over the prior year is primarily due to rental increases from our triple-net leased portfolio and higher NOI at our senior living and MOB operating portfolios, including the receipt of $3 million for expense overages at our Sunrise-managed communities in 2010, and lower interest expense during the six months ended June 30, 2010.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net income attributable to common stockholders	$58,067	$88,381	$110,686	$162,609
Adjustments:
Real estate depreciation and amortization	49,932	48,472	102,179	97,800
Real estate depreciation related to noncontrolling interest	(1,680)	(1,496)	(3,406)	(3,116)
Discontinued operations:
Gain on sale of real estate assets	(5,041)	(39,020)	(5,225)	(66,891)
Depreciation on real estate assets	—	266	61	676

FFO	101,278	96,603	204,295	191,078
Adjustments:
Income tax benefit	(150)	(936)	(283)	(1,873)
Loss on extinguishment of debt	6,549	5,975	6,549	6,080
Merger-related expenses and deal costs	4,207	3,502	6,526	5,556

Normalized FFO	111,884	105,144	217,087	200,841

Straight-lining of rental income	(2,526)	(3,052)	(4,975)	(5,990)
Routine capital expenditures	(1,288)	(632)	(1,885)	(1,776)

Normalized FAD	$108,070	$101,460	$210,227	$193,075

Adjusted EBITDA
We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals. We believe that Adjusted EBITDA is an important supplemental measure to net income and cash flow from operating activities because it provides additional information to assess and evaluate the performance of our operations. We also consider it to be a profitability measure which indicates our ability to service debt. The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$58,965	$89,183	$112,133	$164,152
Adjustments:
Interest	44,172	44,646	88,631	91,455
Loss on extinguishment of debt	6,549	5,975	6,549	6,080
Taxes (including amounts in general, administrative and professional fees)	657	(98)	1,193	(343)
Depreciation and amortization	50,185	48,909	102,722	98,817
Non-cash stock-based compensation expense	3,057	3,078	6,089	6,137
Merger-related expenses and deal costs	4,207	3,502	6,526	5,556
Gain on sale of real estate assets	(5,041)	(39,020)	(5,225)	(66,891)

Adjusted EBITDA	$162,751	$156,175	$318,618	$304,963

NOI
We define NOI as total revenues, less interest and other income and property-level operating expenses. We believe that NOI is an important supplemental measure to net income and cash flow from operating activities because it allows us to evaluate the operating performance of our properties at the property level on an unleveraged basis. The following is a reconciliation of NOI for the three and six months ended June 30, 2010 and 2009:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(In thousands)

Total revenues	$243,978	$231,452	$485,523	$460,356
Less:
Interest and other income	122	108	385	394
Property-level operating expenses	75,183	72,564	154,062	148,032

NOI (excluding amounts in discontinued operations)	168,673	158,780	331,076	311,930
Discontinued operations	405	1,972	901	4,432

NOI (including amounts in discontinued operations)	$169,078	$160,752	$331,977	$316,362

Liquidity and Capital Resources
During the six months ended June 30, 2010, our principal sources of liquidity were cash flows from operations, proceeds from dispositions, borrowings under our unsecured revolving credit facilities and cash on hand. On July 1, 2010, we funded the Lillibridge transaction with a combination of cash on hand, borrowings under our unsecured revolving credit facilities and assumed secured mortgage financing. For the remainder of 2010, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage debt; (iv) fund capital expenditures for our senior living operations and our MOBs; (v) fund acquisitions, investments and/or commitments; and (vi) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make significant acquisitions and investments, we may be required to obtain funding from additional borrowings, assume debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities.
As of June 30, 2010, we had a total of $27.8 million of unrestricted cash and cash equivalents, consisting primarily of operating cash and cash related to our senior living operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At June 30, 2010, we also had escrow deposits and restricted cash of $43.5 million, and unused credit availability of $872.7 million under our unsecured revolving credit facilities.
Unsecured Revolving Credit Facilities
At June 30, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities have a 20 basis point facility fee. As of July 27, 2010, we had $352.7 million outstanding under our unsecured revolving credit facilities (including outstanding letters of credit of $7.8 million) and $647.3 million of availability.
Senior Notes
On June 1, 2010, we repaid in full, at par, $1.4 million principal amount outstanding of our senior notes due 2010 upon maturity. In June 2010, we also exercised our option to redeem all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter.
Mortgages
In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which we had 80% ownership interests. In connection with our payment of Sunrise’s share ($9.9 million) of those mortgage loans, we acquired Sunrise’s 20% noncontrolling interests in the properties.
Cash Flows
The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2010 and 2009:

	For the Six Months
	Ended June 30,		Change
	2010	2009	$	%

Cash and cash equivalents at beginning of period	$107,397	$176,812	$(69,415)	(39.3)%
Net cash provided by operating activities	207,717	195,142	12,575	6.4
Net cash (used in) provided by investing activities	(21,437)	33,556	(54,993)	>100
Net cash used in financing activities	(265,835)	(359,126)	93,291	(26.0)
Effect of foreign currency translation on cash and cash equivalents	(48)	139	(187)	>100

Cash and cash equivalents at end of period	$27,794	$46,523	$(18,729)	(40.3)%

Cash Flows from Operating Activities
The increase in our net cash provided by operating activities for the six months ended June 30, 2010 was due primarily to higher FFO during that period as a result of rental increases from our triple-net leased portfolio, higher NOI at our senior living and MOB operating portfolios, including the receipt of $3 million for expense overages at our Sunrise-managed communities, and lower interest expense in 2010.
Cash Flows from Investing Activities
Investing activities during the six months ended June 30, 2010 and 2009 consisted primarily of our investments in real estate and earnest money deposits ($22.9 million and $19.4 million in 2010 and 2009, respectively), investments in loans receivable ($15.8 million and $7.4 million in 2010 and 2009, respectively) and capital expenditures ($7.1 million and $4.0 million in 2010 and 2009, respectively), offset by proceeds from loans receivable ($1.3 million and $7.7 million in 2010 and 2009, respectively) and proceeds from real estate disposals ($23.0 million and $56.6 million in 2010 and 2009, respectively).
Cash Flows from Financing Activities
Net cash used in financing activities for the six months ended June 30, 2010 consisted primarily of $167.8 million of cash dividend payments to common stockholders, $149.1 million of senior note repayments, $66.0 million of aggregate principal payments on mortgage obligations, $4.3 million of distributions to noncontrolling interests and $1.8 million of payments for deferred financing costs, offset by $117.3 million of proceeds from borrowings under our unsecured revolving credit facilities.
Net cash used in financing activities for the six months ended June 30, 2009 consisted primarily of $289.9 million of payments made on our unsecured revolving credit facilities, $153.8 million of cash dividend payments to common stockholders, $411.5 million of senior note purchases and repayments, $91.5 million of aggregate principal payments on mortgage obligations and $13.4 million of payments for deferred financing costs, offset by $301.1 million of proceeds from the issuance of debt and $299.2 million from the issuance of common stock.
Capital Expenditures
Our tenants generally bear the responsibility to maintain and improve our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our MOBs and our senior living communities managed by independent third parties pursuant to management agreements, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of June 30, 2010 and December 31, 2009:

	As of	As of
	June 30, 2010	December 31, 2009
	(In thousands)

Gross book value	$2,316,600	$2,477,225
Fair value (1)	2,472,119	2,572,472
Fair value reflecting change in interest rates: (1)
-100 BPS	2,568,026	2,681,982
+100 BPS	2,377,046	2,469,655

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and debt repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	As of	As of	As of
	June 30,	December 31,	June 30,
	2010	2009	2009
	(Dollars in thousands)

Balance:
Fixed rate:
Senior notes	$1,009,087	$1,153,131	$1,153,510
Mortgage loans and other	1,307,513	1,324,094	1,278,214
Variable rate:
Unsecured revolving credit facilities	126,269	8,466	10,402
Mortgage loans	166,774	215,970	208,614

Total	$2,609,643	$2,701,661	$2,650,740

Percent of total debt:
Fixed rate:
Senior notes	38.7%	42.7%	43.5%
Mortgage loans and other	50.1%	49.0%	48.2%
Variable rate:
Unsecured revolving credit facilities	4.8%	0.3%	0.4%
Mortgage loans	6.4%	8.0%	7.9%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes	6.2%	6.3%	6.3%
Mortgage loans and other	6.3%	6.3%	6.4%
Variable rate:
Unsecured revolving credit facilities	3.2%	3.1%	3.2%
Mortgage loans	1.7%	2.0%	1.1%
Total	5.8%	6.0%	5.9%
The increase in our outstanding variable rate debt from December 31, 2009 is primarily attributable to additional borrowings under our unsecured revolving credit facilities, partially offset by mortgage repayments. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of June 30, 2010, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of June 30, 2010, interest expense for 2010 would increase by approximately $2.7 million, or $0.02 per common share on a diluted basis. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
We have investments in marketable debt securities on which we earn interest on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of June 30, 2010 and December 31, 2009, the fair value of our marketable debt securities, which had an original cost of $58.7 million, was $64.8 million and $65.0 million, respectively.
As of June 30, 2010, the fair value of our loans receivable was $142.0 million, based on our estimates of currently prevailing rates for comparable loans.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the six months ended June 30, 2010, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by $0.4 million for the six-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2010, at the reasonable assurance level.
Internal Control Over Financial Reporting
In January 2010, we implemented an Enterprise Resource Planning (“ERP”) system, which included a new general ledger system. Various internal controls were modified due to the new ERP system. We believe that the system has enhanced internal control over financial reporting. Other than the implementation of the new ERP system and related changes in internal controls, during the first quarter of 2010, there were no significant changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the second quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
The following risk factors reflect certain modifications of, or additions to, the risk factors continued in our Annual Report on Form 10-K for the year ended December 31, 2009 as a result of our acquisition of Lillibridge.
The hospitals on whose campuses our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
Our MOB operations depend on the viability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of their affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located is unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may not be able to compete successfully or it could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a Material Adverse Effect on us.
We may not be able to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our MOB business depends, to a large extent, on our past, current and future relationships with hospital and health system clients. We invest a significant amount of time to develop these relationships, and they have helped us to secure acquisition and development opportunities, as well as other advisory, property management and hospital project management projects, with both new and existing clients. If any of our relationships with hospital or health system clients deteriorates, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.
Our MOB development projects, including development projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns.
A key component of our MOB long-term growth strategy is exploring development opportunities, and when appropriate, making investments in those projects. In deciding whether to make an investment in a particular MOB development, we make certain assumptions regarding the expected future performance of that property. These assumptions are subject to risks normally associated with these projects, including, among others:
•	we may be unable to obtain financing for these projects on favorable terms or at all;
•	we may not complete development projects on schedule or within budgeted amounts;
•	we may encounter delays or refusals in obtaining all necessary zoning, land use, building, occupancy, environmental and other required governmental permits and authorizations, or underestimate the costs necessary to bring the property up to market standards;

•	development and construction delays may give tenants the right to terminate preconstruction leases or cause us to incur additional costs;
•	volatility in the price of construction materials and labor may increase our development costs;
•	hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;
•	one of our builders may fail to perform or satisfy the expectations of our clients or prospective clients;
•	we may incorrectly forecast risks associated with development in new geographic regions;
•	tenants may not lease space at the quantity or rental rate levels projected;
•	competition from other developments may lure away desirable tenants;
•	the demand for the development project may decrease prior to completion; and
•	lease rates and rents at newly developed properties may fluctuate depending on a number of factors, including market and economic conditions.
If any of the foregoing risks occur, our MOB development projects, including development projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns, which could materially adversely affect our MOB operations and have a Material Adverse Effect on us.
Our ownership of certain properties subject to ground lease, air rights or other restrictive agreements exposes us to the loss of such properties upon breach or termination of such agreements and limits our uses of these properties and restricts our ability to sell or otherwise transfer such properties.
We hold interests in certain of our MOB properties through leasehold interests in the land on which the buildings are located, through leases of air rights for the space above the land on which the buildings are located or through similar agreements, and we may acquire or develop additional properties in the future that are subject to similar ground lease, air rights or other restrictive agreements. Under these agreements, we are exposed to the possibility of losing our interests in the property upon termination or an earlier breach by us. In addition, many of our ground lease, air rights or other restrictive agreements impose significant limitations on our uses of the subject properties and restrict our right to convey our interest in such agreements, which may limit our ability to timely sell or exchange the properties and impair their value.
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

As part of our MOB development business, we provide engineering, construction and architectural services, where design, construction or systems failures may result in substantial injury or damage to clients and/or third parties. These claims may arise in the normal course of our development business, and may be asserted with respect to projects completed and/or past occurrences. If any claim results in a loss, there can be no guarantee that our insurance coverage would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to make a payment for the difference and could lose both our investment in, and anticipated profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.
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
Our ability to reposition our properties with another suitable tenant or operator could be significantly delayed or limited by various state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In the case of our MOBs, our ability to locate suitable replacement tenants could be impacted by the specialized medical uses of those properties, and we may be required to spend substantial amounts to adapt the MOB to other uses. These delays, limitations and expenses could materially delay or impact our ability to reposition our properties, collect rent, obtain possession of leased properties or otherwise to exercise remedies for tenant default and could have a Material Adverse Effect on us.

ITEM 6. EXHIBITS

Exhibit
Number	Description of Document	Location of Document

10.1	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Filed herewith.

10.2
Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.
Filed herewith.

10.3	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Filed herewith.

10.4	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 30, 2010

VENTAS, INC.
By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman, President and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document

10.1	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Filed herewith.

10.2
Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.
Filed herewith.

10.3	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Filed herewith.

10.4	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman, President and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.