Form 10-Q
period 2010-09-30
VENTAS INC
filed 2010-11-05
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at November 1, 2010:

Common Stock, $0.25 par value	157,096,269

VENTAS, INC.
FORM 10-Q
INDEX

Page

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Equity for the Nine Months Ended September 30, 2010 and the Year Ended December 31, 2009	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	54

Item 4. Controls and Procedures	56

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 6. Exhibits	60

Exhibit 10.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2010	2009
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$557,880	$557,276
Buildings and improvements	5,982,708	5,722,837
Construction in progress	5,955	12,508
Acquired lease intangibles	143,356	106,800

	6,689,899	6,399,421
Accumulated depreciation and amortization	(1,416,546)	(1,270,314)

Net real estate property	5,273,353	5,129,107
Loans receivable, net	164,829	131,887
Investments in unconsolidated entities	16,044	—

Net real estate investments	5,454,226	5,260,994

Cash and cash equivalents	33,790	107,397
Escrow deposits and restricted cash	41,985	39,832
Deferred financing costs, net	22,739	29,252
Other	248,077	178,770

Total assets	$5,800,817	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,895,547	$2,670,101
Accrued interest	33,748	17,974
Accounts payable and other liabilities	202,985	190,445
Deferred income taxes	252,351	253,665

Total liabilities	3,384,631	3,132,185

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 157,095 and 156,627 shares issued at September 30, 2010 and December 31, 2009, respectively	39,346	39,160
Capital in excess of par value	2,587,367	2,573,039
Accumulated other comprehensive income	23,816	19,669
Retained earnings (deficit)	(249,047)	(165,710)
Treasury stock, 0 and 15 shares at September 30, 2010 and December 31, 2009, respectively	—	(647)

Total Ventas stockholders’ equity	2,401,482	2,465,511
Noncontrolling interest	14,704	18,549

Total equity	2,416,186	2,484,060

Total liabilities and equity	$5,800,817	$5,616,245

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Revenues:
Rental income:
Triple-net leased	$117,906	$115,752	$351,625	$344,757
Medical office buildings	22,817	9,057	47,246	25,748

	140,723	124,809	398,871	370,505
Resident fees and services	113,182	106,515	331,535	312,853
Medical office building services revenue	6,711	—	6,711	—
Income from loans and investments	4,014	3,214	11,336	9,828
Interest and other income	35	99	420	493

Total revenues	264,665	234,637	748,873	693,679

Expenses:
Interest	45,519	43,291	133,449	132,742
Depreciation and amortization	52,104	49,984	154,458	147,801
Property-level operating expenses:
Senior living	74,066	73,131	219,802	215,127
Medical office buildings	7,941	3,207	16,267	9,243

	82,007	76,338	236,069	224,370
Medical office building services costs	4,633	—	4,633	—
General, administrative and professional fees (including non-cash stock-based compensation expense of $4,039 and $3,078 for the three months ended 2010 and 2009, respectively, and $10,128 and $9,215 for the nine months ended 2010 and 2009, respectively)	15,278	9,657	35,819	30,610
Foreign currency (gain) loss	(419)	32	(404)	31
Loss on extinguishment of debt	—	—	6,549	6,080
Merger-related expenses and deal costs	5,142	5,894	11,668	11,450

Total expenses	204,264	185,196	582,241	553,084

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	60,401	49,441	166,632	140,595
Loss from unconsolidated entities	(392)	—	(392)	—
Income tax (expense) benefit	(1,657)	410	(2,352)	1,352

Income from continuing operations	58,352	49,851	163,888	141,947
Discontinued operations	542	579	7,139	72,635

Net income	58,894	50,430	171,027	214,582
Net income attributable to noncontrolling interest (net of tax of $613 and $387 for the three months ended 2010 and 2009, respectively, and $1,591 and $1,318 for the nine months ended 2010 and 2009, respectively)	996	625	2,443	2,168

Net income attributable to common stockholders	$57,898	$49,805	$168,584	$212,414

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.37	$0.32	$1.03	$0.92
Discontinued operations	0.00	0.00	0.05	0.48

Net income attributable to common stockholders	$0.37	$0.32	$1.08	$1.40

Diluted:
Income from continuing operations attributable to common stockholders	$0.37	$0.32	$1.02	$0.92
Discontinued operations	0.00	0.00	0.05	0.48

Net income attributable to common stockholders	$0.37	$0.32	$1.07	$1.40

Weighted average shares used in computing earnings per common share:
Basic	156,631	156,250	156,566	151,309
Diluted	157,941	156,516	157,453	151,439

Dividends declared per common share	$0.535	$0.5125	$1.605	$1.5375
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2010 and the Year Ended December 31, 2009
(In thousands, except per share amounts)

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling
	Value	Par Value	Income (Loss)	(Deficit)	Stock	Equity	Interest	Total Equity
Balance at January 1, 2009	$35,825	$2,264,125	$(21,089)	$(117,806)	$(457)	$2,160,598	$19,137	$2,179,735

Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118

Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders — $2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	39,160	2,573,039	19,669	(165,710)	(647)	2,465,511	18,549	2,484,060

Comprehensive Income:
Net income	—	—	—	168,584	—	168,584	2,443	171,027
Foreign currency translation	—	—	3,898	—	—	3,898	—	3,898
Unrealized loss on marketable debt securities	—	—	438	—	—	438	—	438
Other	—	—	(189)	—	—	(189)	—	(189)

Comprehensive income	—	—	—	—	—	172,731	2,443	175,174

Net change in noncontrolling interest	—	2,246	—	—	—	2,246	(6,288)	(4,042)
Dividends to common stockholders — $1.605 per share	—	—	—	(251,921)	—	(251,921)	—	(251,921)
Issuance of common stock for stock plans	152	10,908	—	—	2,658	13,718	—	13,718
Grant of restricted stock, net of forfeitures	34	1,174	—	—	(2,011)	(803)	—	(803)

Balance at September 30, 2010	$39,346	$2,587,367	$23,816	$(249,047)	$—	$2,401,482	$14,704	$2,416,186

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2010	2009
Cash flows from operating activities:
Net income	$171,027	$214,582
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	154,922	149,166
Amortization of deferred revenue and lease intangibles, net	(4,580)	(5,151)
Other amortization expenses	6,455	4,295
Stock-based compensation	10,128	9,215
Straight-lining of rental income	(7,975)	(8,961)
Loss on extinguishment of debt	6,549	6,080
Net gain on sale of real estate assets (including amounts in discontinued operations)	(5,393)	(67,011)
Income tax expense (benefit)	2,352	(1,352)
Loss from unconsolidated entities	392	—
Other	(8)	83
Changes in operating assets and liabilities:
Increase in other assets	(9,017)	(4,277)
Increase in accrued interest	15,763	13,550
Increase in accounts payable and other liabilities	5,504	12,978

Net cash provided by operating activities	346,119	323,197
Cash flows from investing activities:
Net investment in real estate property	(239,157)	(23,728)
Investment in loans receivable	(38,725)	(7,373)
Proceeds from real estate disposals	25,597	57,802
Proceeds from loans receivable	1,552	7,908
Contributions to unconsolidated entities	(4,658)	—
Distributions from unconsolidated entities	158	—
Capital expenditures	(13,243)	(7,184)

Net cash (used in) provided by investing activities	(268,476)	27,425
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	233,004	(291,456)
Proceeds from debt	201,237	304,202
Repayment of debt	(331,378)	(516,531)
Payment of deferred financing costs	(1,872)	(13,422)
Issuance of common stock, net	—	299,201
Cash distribution to common stockholders	(251,921)	(234,086)
Contributions from noncontrolling interest	818	635
Distributions to noncontrolling interest	(6,633)	(7,496)
Other	5,426	2,003

Net cash used in financing activities	(151,319)	(456,950)

Net decrease in cash and cash equivalents	(73,676)	(106,328)
Effect of foreign currency translation on cash and cash equivalents	69	405
Cash and cash equivalents at beginning of period	107,397	176,812

Cash and cash equivalents at end of period	$33,790	$70,889

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$125,846	$8,456
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	—	(9,295)
Other assets acquired	(385)	—
Debt assumed	125,320	—
Other liabilities	141	(1,886)
Noncontrolling interest	—	1,047
Debt transferred on the sale of assets	—	38,759
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2010, this portfolio consisted of 598 assets: 241 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 130 medical office buildings (“MOBs”) and other properties in 43 states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of September 30, 2010.
We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary, we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.
NOTE 2 — ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily an indication of the results that may be expected for the year ending December 31, 2010. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Current Report on Form 8-K filed with the SEC on May 3, 2010. Certain prior period amounts have been reclassified to conform to the current period presentation.
Revenue Recognition
Certain of our leases, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and the majority of our MOB leases, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $83.6 million and $78.4 million at September 30, 2010 and December 31, 2009, respectively.
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
We recognize income from rent, lease termination fees, management advisory services and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

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
Long-Lived Assets and Intangibles
Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.
We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, on internal analyses of recently acquired and existing comparable properties within our portfolio or by considering the sales prices of recent transactions of similar properties. The fair value of lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions and an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease, and (iii) the estimated value of any above and/or below market ground leases, determined by discounting the difference between the estimated market rental rate and the in-place lease rate, which is amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, which includes the remaining lives of the related leases and any expected renewal periods. We estimate the value of trade names/trademarks using a royalty rate methodology which is amortized over the estimated useful life. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which is approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business and is not amortized.

Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur that would cause us to conclude that impairment indicators exist and an impairment loss is warranted. Intangible assets with finite useful lives are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Goodwill is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions, such as revenue and expense growth rates, capitalization rates and discount rates.
Investments in Unconsolidated Entities
Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. Under the equity method of accounting, our share of the investee’s earnings or losses is included in our Consolidated Statements of Income.
The initial carrying value of investments in unconsolidated entities is based on the fair market value of the assets at the time we purchased the joint venture interest. To the extent our cost basis is different from the basis reflected at the joint venture level, we generally amortize the difference over the lives of the related assets and liabilities and include it in our share of income or loss from unconsolidated entities. Our estimated fair values for our equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. Capitalization rates, discount rates and credit spreads utilized in these models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.
Segment Reporting
As of September 30, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these properties, we believed the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations. See “Note 14-Segment Information.”

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
In July 2010, the FASB issued ASU No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses, which requires additional, segregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosures of ASU No. 2010-20 that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting period ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual period beginning after December 15, 2010. We will adopt ASU No. 2010-20 during the fourth quarter of 2010. We do not anticipate that the adoption of ASU No. 2010-20 will have a material impact on our Consolidated Financial Statements.
NOTE 3 — CONCENTRATION OF CREDIT RISK
As of September 30, 2010, approximately 37.8%, 19.7% and 13.1% of our properties, based on the gross book value of real estate investments (including assets held for sale), were managed or operated by Sunrise, Brookdale Senior Living (whose subsidiaries include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”)) and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 70.5% and 11.7%, respectively, of our portfolio, based on the gross book value of real estate investments (including assets held for sale), as of September 30, 2010, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. As of September 30, 2010, our properties were located in 43 states, the District of Columbia and two Canadian provinces, with properties in two states each accounting for 10% or more of our total revenues during the nine months then ended.
Approximately 24.6% and 26.5% of our total revenues and 36.2% and 38.6% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and MOB services costs) (including amounts in discontinued operations) for the nine months ended September 30, 2010 and 2009, respectively, were derived from our four Kindred Master Leases. Approximately 12.1% and 12.9% of our total revenues and 17.8% and 19.1% of our total NOI (including amounts in discontinued operations) for the nine months ended September 30, 2010 and 2009, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and are each a significant source of our revenues and NOI, their financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, as well as their willingness to renew those leases upon expiration of the terms thereof, have a considerable impact on our results of operations and our ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations under its respective leases and other agreements with us, and any inability or unwillingness on its part to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of the initial base terms or any renewal terms thereof.
We are party to long-term management agreements with Sunrise pursuant to which Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 43.8% and 44.5% of our total revenues and 22.3% and 20.6% of our total earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (“Adjusted EBITDA”) (including amounts in discontinued operations) for the nine months ended September 30, 2010 and 2009, respectively, were attributable to senior living operations managed by Sunrise.
Unlike Kindred and Brookdale Senior Living, Sunrise does not lease properties from us, but rather acts as a property manager for nearly all of our senior living operations. Therefore, while we are not directly exposed to credit risk with Sunrise, Sunrise’s inability to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise to set resident fees and otherwise operate those properties pursuant to our management agreements. Any adverse developments in Sunrise’s business and affairs or financial condition, including without limitation, the acceleration of its indebtedness, the inability to renew or extend its revolving credit facility, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings under the U.S. Bankruptcy Code by or against Sunrise could have a Material Adverse Effect on us.
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
NOTE 4 — ACQUISITIONS
We engage in acquisition activity primarily to invest in seniors housing and healthcare properties with an expected yield on investment, as well as to diversify our portfolio and revenue base and limit our dependence on any single tenant, operator or manager, geographic location or asset type for our revenue.
Lillibridge Acquisition
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt. Lillibridge is a fully-integrated healthcare real estate company that owns, designs, develops and manages MOBs, and offers strategic, financial and operational real estate advisory services, principally for highly rated, not-for-profit hospitals and healthcare systems throughout the United States. Lillibridge also manages a total of 31 MOBs for third parties.

As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs comprising 1.9 million square feet; a 20% joint venture interest in 24 MOBs comprising 1.5 million square feet; and a 5% joint venture interest in 34 MOBs comprising 2.3 million square feet. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the majority interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid. Our portfolio now includes 153 owned or managed MOBs containing approximately 8.6 million square feet in 19 states and the District of Columbia.
The Lillibridge acquisition was accounted for under the purchase method. The purchase price was allocated among tangible and intangible real estate assets (approximately $290 million), investments in unconsolidated entities (net investment of approximately $10 million), other assets, including intangible assets (approximately $45 million), mortgage debt (approximately $79.5 million) and other liabilities (approximately $15 million). The estimated fair values of the assets and liabilities acquired were determined using level two and three inputs. Such estimates are subject to refinement as additional valuation information is received.
2009 Acquisitions
During 2009, we purchased four MOBs for an aggregate purchase price of $77.7 million, including $1.7 million of noncontrolling interest. We own one of these MOBs through a consolidated joint venture with a partner that provides management and leasing services for the property. The purchase price was allocated among building and improvements, tenant improvements and lease intangibles of $60.9 million, $11.1 million and $5.7 million, respectively. Additionally, in 2009, we purchased one skilled nursing facility for $10.0 million and leased it to Brookdale Senior Living. The purchase price was allocated between land of $0.7 million and building and improvements of $9.3 million.
We also completed the development of two MOBs pursuant to an arrangement we entered into with a nationally recognized private developer of MOBs and healthcare facilities in 2008. That arrangement gave us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states. As of December 31, 2009, we had invested approximately $35.6 million, including $1.4 million of noncontrolling interest, in two MOBs under the arrangement, both of which we consolidate. The investment was allocated among land, building and improvements and tenant improvements of $1.4 million, $25.5 million and $8.7 million, respectively.
NOTE 5 — DISPOSITIONS
We report separately, as discontinued operations, in all periods presented the results of operations for all long-lived assets disposed of or held for sale during the nine months ended September 30, 2010 and the year ended December 31, 2009.
2010 Dispositions and Assets Held For Sale
During the third quarter of 2010, we classified the operations of one seniors housing community as held for sale. The net book value of this asset, $18.8 million, is reflected as held for sale as of September 30, 2010 and included in other assets on our Consolidated Balance Sheet, and the operations for this asset have been reported as discontinued operations for all periods presented. We expect to record a gain from the sale of this asset during the fourth quarter of 2010 of approximately $12.3 million.
In September 2010, we sold one seniors housing community for approximately $2.6 million. We recognized a gain from the sale of this asset of less than $0.1 million during the third quarter of 2010. The operations for this asset have been reported as discontinued operations for all periods presented.
In June 2010, we sold four seniors housing communities for approximately $22.5 million, including a lease termination fee of $0.2 million. We recognized a gain from the sale of these assets of $4.9 million during the second quarter of 2010. The operations for these assets have been reported as discontinued operations for all periods presented.

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
Set forth below is a summary of the results of operations for the three and nine months ended September 30, 2010 and 2009 with respect to the properties sold or held for sale during the nine months ended September 30, 2010 and the year ended December 31, 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Revenues:
Rental income	$682	$1,193	$2,898	$6,939
Interest and other income	—	—	225	2,423

	682	1,193	3,123	9,362

Expenses:
Interest	212	369	913	2,373
Depreciation and amortization	96	365	464	1,365

	308	734	1,377	3,738

Income before gain on sale of real estate assets	374	459	1,746	5,624
Gain on sale of real estate assets	168	120	5,393	67,011

Discontinued operations	$542	$579	$7,139	$72,635

NOTE 6 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
Investments in entities which we do not consolidate but for which we have the ability to exercise significant influence over operating and financial policies are reported under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. We own interests in 58 properties which were accounted for under the equity method at September 30, 2010. Our net investment in these properties as of September 30, 2010 was $16.0 million. For the three months ended September 30, 2010, we recorded a loss from unconsolidated entities of $0.4 million.

NOTE 7 — INTANGIBLES
The following is a summary of our intangibles as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(Dollars in thousands)

Intangible Assets:
Above market leases	$13,501	$10,525
In-place leases	122,912	96,274
Other intangibles	41,230	2,522
Accumulated amortization	(97,625)	(92,636)

Net Intangible Assets	$80,018	$16,685

Intangible Liabilities:
Below market leases	$20,074	$15,143
Accumulated amortization	(11,756)	(10,760)

Net Intangible Liabilities	$8,318	$4,383

Lease-related intangible assets are included in net real estate investments on our Consolidated Balance Sheets. Other intangible assets and below market lease intangibles are included in other assets and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
NOTE 8 — SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2010 and December 31, 2009:

	September 30,	December 31,
	2010	2009
	(In thousands)

Unsecured revolving credit facilities	$244,336	$8,466
6 3/4% Senior Notes due 2010	—	1,375
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
Unsecured term loan due 2013	200,000	—
6 5/8% Senior Notes due 2014	71,654	71,654
7 1/8% Senior Notes due 2015	—	142,669
6 1/2% Senior Notes due 2016	400,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans	1,466,332	1,540,064

Total	2,919,755	2,701,661
Unamortized fair value adjustment	12,573	11,642
Unamortized commission fees and discounts	(36,781)	(43,202)

Senior notes payable and other debt	$2,895,547	$2,670,101

As of September 30, 2010, our indebtedness had the following maturities:

		Unsecured
	Principal Amount	Revolving Credit	Scheduled Periodic
	Due at Maturity	Facilities (1)	Amortization	Total Maturities
	(In thousands)

2010	$42,098	$—	$7,015	$49,113
2011	302,420	—	27,248	329,668
2012	388,937	244,336	23,694	656,967
2013	350,962	—	18,167	369,129
2014	125,139	—	15,205	140,344
Thereafter	1,289,547	—	84,987	1,374,534

Total maturities	$2,499,103	$244,336	$176,316	$2,919,755

(1)	At September 30, 2010, we had $33.8 million of unrestricted cash and cash equivalents, for a net amount outstanding on our unsecured revolving credit facilities of $210.5 million.
As of September 30, 2010, our joint venture partners’ share of total debt was $147.0 million with respect to 56 of our properties owned through consolidated joint ventures. Total debt does not include the portion of debt allocated to our investments in unconsolidated entities.
Unsecured Revolving Credit Facilities
As of September 30, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated total leverage. At September 30, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities have a 20 basis point facility fee. At September 30, 2010, we had $244.3 million outstanding, $7.9 million of letters of credit and $747.8 million of available borrowing capacity under our unsecured revolving credit facilities.
In October 2010, we amended the terms of our revolving credit facilities to release the subsidiary guarantees thereunder.
Senior Notes and Other
In June 2010, we repaid in full, at par, $1.4 million principal amount outstanding of our 6 3/4% senior notes due 2010 upon maturity. In June 2010, we also exercised our option to redeem all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter.
In September 2010, we closed a new $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at a fixed all-in interest rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.
On September 30, 2010, the subsidiary guarantees on our outstanding senior notes (other than our 9% senior notes due 2012) and our outstanding convertible notes were released pursuant to the terms of the indentures governing the notes.
In October 2010, we exercised our option to redeem all $71.7 million principal amount outstanding of our 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, and expect to recognize a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

Mortgages
In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which we had 80% ownership interests. In connection with our payment of Sunrise’s share ($9.9 million) of those mortgage loans, we acquired Sunrise’s 20% noncontrolling interests in the properties.
On July 1, 2010, in connection with our acquisition of Lillibridge and its related entities, we assumed $79.5 million of mortgage debt.
NOTE 9 — FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2010 and December 31, 2009, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)
Cash and cash equivalents	$33,790	$33,790	$107,397	$107,397
Loans receivable, net	164,829	166,117	131,887	129,512
Marketable debt securities	66,425	66,425	65,038	65,038
Senior notes payable and other debt, gross	(2,919,755)	(3,173,608)	(2,701,661)	(2,780,405)
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
At September 30, 2010, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $61.5 million and $66.4 million, respectively. At December 31, 2009, these securities had an aggregate amortized cost basis and fair value of $60.6 million and $65.0 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. We do not intend to sell these securities and it is more likely than not that we will not be required to sell these securities prior to maturity.
NOTE 10 — LITIGATION
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
Other Litigation
We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation in connection with the operations of our seniors housing communities managed by Sunrise, our MOBs and the businesses owned and operated by Lillibridge. It is the opinion of management that, except as set forth in this Note 10, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 11 — INCOME TAXES
We have elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three or nine months ended September 30, 2010, federal income tax liabilities for these TRS entities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.
The consolidated provision for income taxes for the three months ended September 30, 2010 and 2009 was an expense of $1.7 million and a benefit of $0.4 million, respectively. These amounts were adjusted by income tax expense of $0.6 million and $0.4 million, respectively, related to the noncontrolling interest share of net income. The consolidated provision for income taxes for the nine months ended September 30, 2010 and 2009 was an expense of $2.4 million and a benefit of $1.4 million, respectively. These amounts were adjusted by income tax expense of $1.6 million and $1.3 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to the TRS entities and 2020 with respect to our other entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities related to TRS entities totaled $252.4 million and $253.7 million at September 30, 2010 and December 31, 2009, respectively, and related primarily to book and tax basis differences for fixed and intangible assets and to net operating losses.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2007 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2006 and subsequent years. We are also subject to audit by the Canada Revenue Agency for periods subsequent to 2003 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
NOTE 12 — STOCKHOLDERS’ EQUITY
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
Accumulated Other Comprehensive Income

	September 30,	December 31,
	2010	2009
	(In thousands)

Foreign currency translation	$19,957	$16,059
Unrealized gain on marketable debt securities	4,878	4,440
Other	(1,019)	(830)

Total accumulated other comprehensive income	$23,816	$19,669

NOTE 13 — EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$57,356	$49,226	$161,445	$139,779
Discontinued operations	542	579	7,139	72,635

Net income attributable to common stockholders	$57,898	$49,805	$168,584	$212,414

Denominator:
Denominator for basic earnings per share — weighted average shares	156,631	156,250	156,566	151,309
Effect of dilutive securities:
Stock options	451	171	375	94
Restricted stock awards	95	95	62	36
Convertible notes	764	—	450	—

Denominator for diluted earnings per share — adjusted weighted average shares	157,941	156,516	157,453	151,439

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.37	$0.32	$1.03	$0.92
Discontinued operations	0.00	0.00	0.05	0.48

Net income attributable to common stockholders	$0.37	$0.32	$1.08	$1.40

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.37	$0.32	$1.02	$0.92
Discontinued operations	0.00	0.00	0.05	0.48

Net income attributable to common stockholders	$0.37	$0.32	$1.07	$1.40

NOTE 14 — SEGMENT INFORMATION
As of September 30, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these properties, we believed the segregation of our MOB operations into its own reporting segment would be useful to assess the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the Lillibridge acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations. Prior period results have been restated to reflect the segregation of our MOB operations into a reportable business segment.
We evaluate performance of the combined properties in each segment based on segment profit, which we define as NOI adjusted for gain/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and MOB services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit provides useful information to supplement net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance, and, accordingly, we believe that in order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense, depreciation and amortization and non-property specific revenues and expenses are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
All other revenues consist primarily of income from loans and investments and other miscellaneous income. All other assets consist primarily of corporate assets including cash, restricted cash, deferred financing costs, notes receivable and miscellaneous accounts receivable.
Summary information by business segment is as follows:
For the three months ended September 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$117,906	$—	$22,817	$—	$140,723
Resident fees and services	—	113,182	—	—	113,182
MOB services revenue	—	—	6,711	—	6,711
Income from loans and investments	—	—	—	4,014	4,014
Interest and other income	—	—	—	35	35

Total revenues	$117,906	$113,182	$29,528	$4,049	$264,665

Total revenues	$117,906	$113,182	$29,528	$4,049	$264,665
Less:
Interest and other income	—	—	—	35	35
Property-level operating expenses	—	74,066	7,941	—	82,007
MOB services costs	—	—	4,633	—	4,633

Segment NOI	117,906	39,116	16,954	4,014	177,990

Loss from unconsolidated entities	—	—	(392)	—	(392)

Segment profit	$117,906	$39,116	$16,562	$4,014	177,598

Interest and other income					35
Interest expense					(45,519)
Depreciation and amortization					(52,104)
General, administrative and professional fees					(15,278)
Foreign currency gain					419
Merger-related expenses and deal costs					(5,142)
Income tax expense					(1,657)
Discontinued operations					542

Net income					$58,894

For the three months ended September 30, 2009:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$115,752	$—	$9,057	$—	$124,809
Resident fees and services	—	106,515	—	—	106,515
Income from loans and investments	—	—	—	3,214	3,214
Interest and other income	—	—	—	99	99

Total revenues	$115,752	$106,515	$9,057	$3,313	$234,637

Total revenues	$115,752	$106,515	$9,057	$3,313	$234,637
Less:
Interest and other income	—	—	—	99	99
Property-level operating expenses	—	73,131	3,207	—	76,338

Segment NOI	115,752	33,384	5,850	3,214	158,200

Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$115,752	$33,384	$5,850	$3,214	158,200

Interest and other income					99
Interest expense					(43,291)
Depreciation and amortization					(49,984)
General, administrative and professional fees					(9,657)
Foreign currency loss					(32)
Merger-related expenses and deal costs					(5,894)
Income tax benefit					410
Discontinued operations					579

Net income					$50,430

For the nine months ended September 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$351,625	$—	$47,246	$—	$398,871
Resident fees and services	—	331,535	—	—	331,535
MOB services revenue	—	—	6,711	—	6,711
Income from loans and investments	—	—	—	11,336	11,336
Interest and other income	—	—	—	420	420

Total revenues	$351,625	$331,535	$53,957	$11,756	$748,873

Total revenues	$351,625	$331,535	$53,957	$11,756	$748,873
Less:
Interest and other income	—	—	—	420	420
Property-level operating expenses	—	219,802	16,267	—	236,069
MOB services costs	—	—	4,633	—	4,633

Segment NOI	351,625	111,733	33,057	11,336	507,751

Loss from unconsolidated entities	—	—	(392)	—	(392)

Segment profit	$351,625	$111,733	$32,665	$11,336	507,359

Interest and other income					420
Interest expense					(133,449)
Depreciation and amortization					(154,458)
General, administrative and professional fees					(35,819)
Foreign currency gain					404
Loss on extinguishment of debt					(6,549)
Merger-related expenses and deal costs					(11,668)
Income tax expense					(2,352)
Discontinued operations					7,139

Net income					$171,027

For the nine months ended September 30, 2009:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$344,757	$—	$25,748	$—	$370,505
Resident fees and services	—	312,853	—	—	312,853
Income from loans and investments	—	—	—	9,828	9,828
Interest and other income	—	—	—	493	493

Total revenues	$344,757	$312,853	$25,748	$10,321	$693,679

Total revenues	$344,757	$312,853	$25,748	$10,321	$693,679
Less:
Interest and other income	—	—	—	493	493
Property-level operating expenses	—	215,127	9,243	—	224,370

Segment NOI	344,757	97,726	16,505	9,828	468,816

Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$344,757	$97,726	$16,505	$9,828	468,816

Interest and other income					493
Interest expense					(132,742)
Depreciation and amortization					(147,801)
General, administrative and professional fees					(30,610)
Foreign currency loss					(31)
Loss on extinguishment of debt					(6,080)
Merger-related expenses and deal costs					(11,450)
Income tax benefit					1,352
Discontinued operations					72,635

Net income					$214,582

	September 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Triple-net leased properties	$2,517,801	$2,600,376
Senior living operations	2,310,870	2,341,834
MOB operations (1)	718,122	369,984
All other	254,024	304,051

Total assets	$5,800,817	$5,616,245

(1)	Includes $16.0 million and $0 of investments in unconsolidated entities at September 30, 2010 and December 31, 2009, respectively.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Capital expenditures:
Triple-net leased properties (1)	$211	$101	$12,303	$10,249
Senior living operations	3,889	2,762	6,782	5,361
MOB operations	218,307	4,663	233,315	24,597

Total capital expenditures	$222,407	$7,526	$252,400	$40,207

(1)	The nine months ended September 30, 2009 includes $9.3 million from funds held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary.
Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our business segments is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)
Revenues:
United States	$243,482	$215,486	$686,796	$640,265
Canada	21,183	19,151	62,077	53,414

Total revenues	$264,665	$234,637	$748,873	$693,679

	September 30,	December 31,
	2010	2009
	(In thousands)
Net real estate property:
United States	$4,858,053	$4,711,071
Canada	415,300	418,036

Total net real estate property	$5,273,353	$5,129,107

NOTE 15 — SUBSEQUENT EVENTS
Acquisition of Sunrise’s Noncontrolling Interests
In October 2010, we entered into an agreement to acquire Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including approximately $145 million in mortgage debt. The noncontrolling interests to be acquired represent between 15% and 25% ownership interests in the communities, and upon the closing, we will own 100% of all 79 of our seniors housing communities that are managed by Sunrise.
In connection with the acquisition, we and Sunrise also agreed to modify the management agreements with respect to those 79 seniors housing communities. Among other things, the modifications will include: reduction of the management fee paid to Sunrise for most of 2010 and all of 2011 to 3.50% and 3.75% per annum, respectively, after which the annual base management fee will equal 6% of revenues (with a range of 5% to 7%); a cap on the amount of incentive management fees payable to Sunrise and allocated “shared services” expenses; enhanced rights and remedies for us in the event of a Sunrise default; and reallocation of the NOI performance thresholds to include a cushion for all 79 communities. Completion of the transaction is subject to certain conditions, and there can be no assurance that the transaction will close or as to the timing of any such closing.
Atria Transaction
In October 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group (“Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. We will acquire from Atria 118 private pay seniors housing communities located in markets such as the New York metropolitan area, New England and California. Atria, based in Louisville, is owned by private equity funds managed by Lazard Real Estate Partners. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under a management contract with us. Completion of the transaction is subject to certain conditions, and there can be no assurance that the transaction will close or as to the timing of any such closing.

NOTE 16 — CONDENSED CONSOLIDATING INFORMATION
Prior to September 30, 2010, we and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) had fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of our subsidiaries, Ventas Realty and Ventas Capital Corporation (the “Issuers”). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed to facilitate the offering of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. Other subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Wholly Owned Subsidiary Guarantors were not obligated with respect to the senior notes or the convertible notes. On September 30, 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to each series of outstanding senior notes (other than the 9% senior notes due 2012) of the Issuers and our convertible notes pursuant to the terms of the applicable indentures. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of September 30, 2010 and December 31, 2009 and for the three and nine months ended September 30, 2010 and 2009:
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,099	$2,487,378	$709,619	$2,256,130	$—	$5,454,226
Cash and cash equivalents	1,095	13,122	—	19,573	—	33,790
Escrow deposits and restricted cash	87	8,837	10,291	22,770	—	41,985
Deferred financing costs, net	2,881	196	9,505	10,157	—	22,739
Investment in and advances to affiliates	1,381,986	—	1,028,720	—	(2,410,706)	—
Other	74,948	107,108	28,270	37,751	—	248,077

Total assets	$1,462,096	$2,616,641	$1,786,405	$2,346,381	$(2,410,706)	$5,800,817

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$224,441	$390,038	$1,066,865	$1,214,203	$—	$2,895,547
Intercompany loans	(1,334)	398,834	(397,500)	—	—	—
Accrued interest	(105)	1,449	27,063	5,341	—	33,748
Accounts payable and other liabilities	34,329	90,205	24,949	53,502	—	202,985
Deferred income taxes	252,351	—	—	—	—	252,351

Total liabilities	509,682	880,526	721,377	1,273,046	—	3,384,631
Total equity	952,414	1,736,115	1,065,028	1,073,335	(2,410,706)	2,416,186

Total liabilities and equity	$1,462,096	$2,616,641	$1,786,405	$2,346,381	$(2,410,706)	$5,800,817

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$9,496	$2,265,050	$769,857	$2,216,591	$—	$5,260,994
Cash and cash equivalents	—	4,258	82,886	20,253	—	107,397
Escrow deposits and restricted cash	215	9,008	12,766	17,843	—	39,832
Deferred financing costs, net	1,192	1,510	15,577	10,973	—	29,252
Investment in and advances to affiliates	1,169,609	—	1,308,403	—	(2,478,012)	—
Other	3	67,346	82,346	29,075	—	178,770

Total assets	$1,180,515	$2,347,172	$2,271,835	$2,294,735	$(2,478,012)	$5,616,245

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$220,942	$415,597	$876,987	$1,156,575	$—	$2,670,101
Intercompany loans	(45,563)	453,985	(408,200)	(222)	—	—
Accrued interest	(3,552)	5,095	10,732	5,699	—	17,974
Accounts payable and other liabilities	15,696	69,094	42,580	63,075	—	190,445
Deferred income taxes	253,665	61	—	(61)	—	253,665

Total liabilities	441,188	943,832	522,099	1,225,066	—	3,132,185
Total equity	739,327	1,403,340	1,749,736	1,069,669	(2,478,012)	2,484,060

Total liabilities and equity	$1,180,515	$2,347,172	$2,271,835	$2,294,735	$(2,478,012)	$5,616,245

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$607	$47,522	$70,535	$22,059	$—	$140,723
Resident fees and services	—	35,279	—	77,903	—	113,182
Medical office building services revenues	—	6,711	—	—		6,711
Income from loans and investments	1,406	755	1,853	—	—	4,014
Equity earnings in affiliates	62,227	437	—	—	(62,664)	—
Interest and other income	18	2	21	(6)	—	35

Total revenues	64,258	90,706	72,409	99,956	(62,664)	264,665

Expenses:
Interest	1,367	5,355	20,450	18,347	—	45,519
Depreciation and amortization	411	22,428	9,297	19,968	—	52,104
Property-level operating expenses	—	27,684	132	54,191	—	82,007
Medical office building services costs	—	4,633	—	—	—	4,633
General, administrative and professional fees	204	7,928	5,575	1,571	—	15,278
Foreign currency (gain) loss	(477)	61	—	(3)	—	(419)
Merger-related expenses and deal costs	4,882	260	—	—	—	5,142
Intercompany interest	(547)	7,666	(7,187)	68	—	—

Total expenses	5,840	76,015	28,267	94,142	—	204,264

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	58,418	14,691	44,142	5,814	(62,664)	60,401
Loss from unconsolidated entities	—	—	(392)	—	—	(392)
Income tax expense	(680)	(977)	—	—	—	(1,657)

Income from continuing operations	57,738	13,714	43,750	5,814	(62,664)	58,352
Discontinued operations	160	422	(40)	—	—	542

Net income	57,898	14,136	43,710	5,814	(62,664)	58,894
Net income attributable to noncontrolling interest, net of tax	—	—	—	996	—	996

Net income attributable to common stockholders	$57,898	$14,136	$43,710	$4,818	$(62,664)	$57,898

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$593	$38,299	$69,591	$16,326	$—	$124,809
Resident fees and services	—	31,170	—	75,345	—	106,515
Income from loans and investments	—	—	3,214	—	—	3,214
Equity earnings in affiliates	49,103	446	—	—	(49,549)	—
Interest and other income	—	1	92	6	—	99

Total revenues	49,696	69,916	72,897	91,677	(49,549)	234,637

Expenses:
Interest	1,078	5,746	20,668	15,799	—	43,291
Depreciation and amortization	164	21,178	10,079	18,563	—	49,984
Property-level operating expenses	—	23,246	125	52,967	—	76,338
General, administrative and professional fees	(12)	3,496	4,747	1,426	—	9,657
Foreign currency (gain) loss	(49)	55	26	—	—	32
Merger-related expenses and deal costs	—	5,804	90	—	—	5,894
Intercompany interest	(880)	8,311	(7,321)	(110)	—	—

Total expenses	301	67,836	28,414	88,645	—	185,196

Income before income taxes, discontinued operations and noncontrolling interest	49,395	2,080	44,483	3,032	(49,549)	49,441
Income tax benefit	410	—	—	—	—	410

Income from continuing operations	49,805	2,080	44,483	3,032	(49,549)	49,851
Discontinued operations	—	459	120	—	—	579

Net income	49,805	2,539	44,603	3,032	(49,549)	50,430
Net (loss) income attributable to noncontrolling interest, net of tax	—	(467)	—	1,092	—	625

Net income attributable to common stockholders	$49,805	$3,006	$44,603	$1,940	$(49,549)	$49,805

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,802	$129,230	$209,879	$57,960	$—	$398,871
Resident fees and services	—	101,886	—	229,649	—	331,535
Medical office building services revenues	—	6,711	—	—		6,711
Income from loans and investments	4,247	1,635	5,454	—	—	11,336
Equity earnings in affiliates	177,968	1,307	—	—	(179,275)	—
Interest and other income	310	38	63	9	—	420

Total revenues	184,327	240,807	215,396	287,618	(179,275)	748,873

Expenses:
Interest	3,990	16,682	61,204	51,573	—	133,449
Depreciation and amortization	1,219	66,162	28,429	58,648	—	154,458
Property-level operating expenses	—	75,282	398	160,389	—	236,069
Medical office building services costs	—	4,633	—	—	—	4,633
General, administrative and professional fees	323	15,986	15,414	4,096	—	35,819
Foreign currency (gain) loss	(435)	31	—	—	—	(404)
Loss on extinguishment of debt	—	102	6,447	—	—	6,549
Merger-related expenses and deal costs	11,350	308	—	10	—	11,668
Intercompany interest	(2,894)	24,237	(21,546)	203	—	—

Total expenses	13,553	203,423	90,346	274,919	—	582,241

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	170,774	37,384	125,050	12,699	(179,275)	166,632
Loss from unconsolidated entities	—	—	(392)	—	—	(392)
Income tax expense	(2,190)	(162)	—	—	—	(2,352)

Income from continuing operations	168,584	37,222	124,658	12,699	(179,275)	163,888
Discontinued operations	—	1,132	6,007	—	—	7,139

Net income	168,584	38,354	130,665	12,699	(179,275)	171,027
Net income attributable to noncontrolling interest, net of tax	—	—	—	2,443	—	2,443

Net income attributable to common stockholders	$168,584	$38,354	$130,665	$10,256	$(179,275)	$168,584

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,758	$110,168	$206,451	$52,128	$—	$370,505
Resident fees and services	—	89,600	—	223,253	—	312,853
Income from loans and investments	—	—	9,828	—	—	9,828
Equity earnings in affiliates	210,663	1,857	—	—	(212,520)	—
Interest and other income	—	(7)	470	30	—	493

Total revenues	212,421	201,618	216,749	275,411	(212,520)	693,679

Expenses:
Interest	3,219	17,026	68,086	44,411	—	132,742
Depreciation and amortization	488	60,858	30,332	56,123	—	147,801
Property-level operating expenses	—	65,525	359	158,486	—	224,370
General, administrative and professional fees	77	10,919	15,573	4,041	—	30,610
Foreign currency (gain) loss	(44)	59	18	(2)	—	31
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	11,155	295	—	—	11,450
Intercompany interest	(2,381)	30,384	(27,735)	(268)	—	—

Total expenses	1,359	195,926	92,940	262,859	—	553,084

Income before income taxes, discontinued operations and noncontrolling interest	211,062	5,692	123,809	12,552	(212,520)	140,595
Income tax benefit	1,352	—	—	—	—	1,352

Income from continuing operations	212,414	5,692	123,809	12,552	(212,520)	141,947
Discontinued operations	—	(583)	61,857	11,361	—	72,635

Net income	212,414	5,109	185,666	23,913	(212,520)	214,582
Net (loss) income attributable to noncontrolling interest, net of tax	—	(1,548)	—	3,716	—	2,168

Net income attributable to common stockholders	$212,414	$6,657	$185,666	$20,197	$(212,520)	$212,414

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(864)	$102,610	$179,105	$65,268	$—	$346,119

Net cash used in investing activities	—	(51,447)	(207,509)	(9,520)	—	(268,476)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	102,004	131,000	—	—	233,004
Proceeds from debt	—	—	200,000	1,237	—	201,237
Repayment of debt	—	(138,256)	(178,139)	(14,983)	—	(331,378)
Net change in intercompany debt	48,748	(59,452)	10,704	—	—	—
Payment of deferred financing costs	—	(46)	(1,826)	—	—	(1,872)
Cash distribution from (to) affiliates	199,706	53,377	(216,290)	(36,793)	—	—
Cash distribution to common stockholders	(251,921)	—	—	—	—	(251,921)
Contributions from noncontrolling interest	—	—	—	818	—	818
Distributions to noncontrolling interest	—	—	—	(6,633)	—	(6,633)
Other	5,426	—	—	—	—	5,426

Net cash provided by (used in) financing activities	1,959	(42,373)	(54,551)	(56,354)	—	(151,319)

Net increase (decrease) in cash and cash equivalents	1,095	8,790	(82,955)	(606)	—	(73,676)
Effect of foreign currency translation on cash and cash equivalents	—	—	69	—	—	69
Cash and cash equivalents at beginning of period	—	4,332	82,886	20,179	—	107,397

Cash and cash equivalents at end of period	$1,095	$13,122	$—	$19,573	$—	$33,790

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$1,173	$68,283	$189,744	$63,997	$—	$323,197

Net cash provided by (used in) investing activities	—	57,725	35,854	(66,154)	—	27,425

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(41,216)	(250,240)	—	—	(291,456)
Proceeds from debt	—	304	166,000	137,898	—	304,202
Repayment of debt	—	(89,931)	(411,473)	(15,127)	—	(516,531)
Net change in intercompany debt	(43,797)	(11,769)	78,856	(23,290)	—	—
Payment of deferred financing costs	—	(986)	(8,840)	(3,596)	—	(13,422)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution (to) from affiliates	(24,494)	12,892	72,744	(61,142)	—	—
Cash distribution to common stockholders	(234,086)	—	—	—	—	(234,086)
Contributions from noncontrolling interest	—	—	—	635	—	635
Distributions to noncontrolling interest	—	(379)	—	(7,117)	—	(7,496)
Other	2,003	—	—	—	—	2,003

Net cash (used in) provided by financing activities	(1,173)	(131,085)	(352,953)	28,261	—	(456,950)

Net (decrease) increase in cash and cash equivalents	—	(5,077)	(127,355)	26,104	—	(106,328)
Effect of foreign currency translation on cash and cash equivalents	—	(1)	405	1	—	405
Cash and cash equivalents at beginning of period	—	10,076	144,918	21,818	—	176,812

Cash and cash equivalents at end of period	$—	$4,998	$17,968	$47,923	$—	$70,889

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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform the obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;
•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;
•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including those in different asset types and outside the United States;
•	The nature and extent of future competition;
•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;
•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;
•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;
•	The results of litigation affecting us;
•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;
•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;
•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;
•	Final determination of our taxable net income for the year ending December 31, 2010;

•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;
•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;
•	The movement of U.S. and Canadian exchange rates;
•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;
•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;
•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;
•	The ability and willingness of the lenders under our unsecured revolving credit facilities to fund, in whole or in part, borrowing requests made by us from time to time;
•	Risks associated with our recent acquisition of businesses owned and operated by Lillibridge Healthcare Services, Inc. (“Lillibridge”) and its related entities, including our ability to successfully design, develop and manage MOBs and to retain key personnel;
•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;
•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;
•	Risks associated with our investments in joint ventures, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;
•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and
•	The impact of any financial, accounting, legal or regulatory issues that may affect us or our major tenants, operators and managers.
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

Company Overview
We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2010, this portfolio consisted of 598 assets: 241 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 130 medical office buildings (“MOBs”) and other properties in 43 states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise, pursuant to long-term management agreements and the majority of our MOBs, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan investments relating to seniors housing and healthcare companies or properties as of September 30, 2010.
We conduct substantially all of our business through our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”), PSLT OP, L.P. and Ventas SSL, Inc. Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third-party managers. Through our Lillibridge subsidiary, we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States.
Our business strategy is comprised of three principal objectives: (1) portfolio diversification; (2) stable earnings and growth; and (3) maintaining a strong balance sheet and liquidity.
Operating Highlights and Key Performance Trends
2010 Highlights
•	Since January 1, 2010, we have received $235.0 million of additional capital commitments for the portion of our unsecured revolving credit facilities maturing in 2012. As a result, we now have $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012.
•	Our Board of Directors has declared the first three quarterly installments of our 2010 dividend in the amount of $0.535 per share, which represents a 4.4% increase over our 2009 quarterly dividend. The first quarterly installment of the 2010 dividend was paid on March 31, 2010 to stockholders of record on March 12, 2010; the second quarterly installment was paid on June 30, 2010 to stockholders of record on June 11, 2010; and the third quarterly installment was paid on September 30, 2010 to stockholders of record on September 17, 2010.
•	During the first nine months of 2010, we sold six seniors housing communities for approximately $27.6 million, including a lease termination fee of $0.2 million, and recognized a gain from these sales of approximately $5.1 million.
•	On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt. Lillibridge is a fully-integrated healthcare real estate company that owns, designs, develops and manages MOBs, and offers strategic, financial and operational real estate advisory services, principally for highly rated, not-for-profit hospitals and healthcare systems throughout the United States. Lillibridge also manages a total of 31 MOBs for third parties. As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs comprising 1.9 million square feet; a 20% joint venture interest in 24 MOBs comprising 1.5 million square feet; and a 5% joint venture interest in 34 MOBs comprising 2.3 million square feet. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the majority interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid. Our portfolio now includes 153 owned or managed MOBs with 8.6 million square feet in 19 states and the District of Columbia.

•	In September 2010, we closed a new $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at a fixed all-in interest rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.
•	In October 2010, we entered into an agreement to acquire Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including approximately $145 million in mortgage debt. The noncontrolling interests to be acquired represent between 15% and 25% ownership interests in the communities, and upon the closing, we will own 100% of all 79 of our seniors housing communities that are managed by Sunrise. In connection with the acquisition, we and Sunrise also agreed to modify the management agreements with respect to those 79 seniors housing communities. Among other things, the modifications will include: reduction of the management fee paid to Sunrise for most of 2010 and all of 2011 to 3.50% and 3.75% per annum, respectively, after which the annual base management fee will equal 6% of revenues (with a range of 5% to 7%); a cap on the amount of incentive management fees payable to Sunrise and allocated “shared services” expenses; enhanced rights and remedies for us in a Sunrise default; and reallocation of the NOI performance thresholds to include a cushion for all 79 communities. Completion of the transaction is subject to certain conditions, and there can be no assurance that the transaction will close or as to the timing of any such closing.
•	In October 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group (“Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. We will acquire from Atria 118 private pay seniors housing communities located in markets such as the New York metropolitan area, New England and California. Atria, based in Louisville, Kentucky, is owned by private equity funds managed by Lazard Real Estate Partners. Prior to the closing, Atria will spin off its management company , which will continue to operate the acquired assets under a management contract with us. Completion of the transaction is subject to certain conditions, and there can be no assurance that the transaction will close or as to the timing of any such closing.

Concentration Risk
We use concentration ratios to understand the potential risks of economic downturns involving our various asset types, geographic locations or tenants, operators or managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the portion of our investments related to certain asset types or tenants, operators or managers. Operations mix measures the portion of our operating results attributable to certain tenants, operators or managers or geographic locations. The following tables reflect our concentration risk as of the dates and for the periods presented:

	September 30, 2010	December 31, 2009

Investment mix by type[1]:
Seniors housing communities	70.5%	74.2%
Skilled nursing facilities	11.7%	12.4%
MOBs	10.3%	6.0%
Hospitals	5.0%	5.3%
Loans receivable, net	2.4%	2.0%
Other properties	0.1%	0.1%

Investment mix by tenant, operator and manager[1]:
Sunrise	37.8%	39.7%
Kindred	13.1%	13.9%
Brookdale Senior Living	19.7%	21.5%

[1]	Ratios are based on the gross book value of real estate investments (including assets held for sale) as of each reporting date.

	For the Nine Months Ended September 30,
	2010	2009

Tenant, operator and manager operations mix:
Revenues[1]:
Sunrise	43.8%	44.5%
Kindred	24.6%	26.5%
Brookdale Senior Living	12.1%	12.9%
All others	17.9%	14.6%

Adjusted EBITDA[2]:
Sunrise	22.3%	20.6%
Kindred	35.3%	39.2%
Brookdale Senior Living	17.3%	18.6%
All others	25.1%	21.6%

NOI[3]:
Sunrise	21.9%	20.5%
Kindred	36.2%	38.6%
Brookdale Senior Living	17.8%	19.1%
All others	24.1%	21.8%

Geographic operations mix[4]:
California	12.2%	12.7%
Illinois	10.3%	10.3%
Ontario	5.8%	5.4%
Pennsylvania	5.6%	5.6%
Massachusetts	5.1%	5.3%
All others	58.5%	59.2%

[1]	Total revenues includes revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

[2]	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (including amounts in discontinued operations).

[3]	“NOI” stands for net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and MOB services costs (including amounts in discontinued operations).

[4]	Ratios are based on total revenues for each period presented. Total revenues includes revenue from loans and investments and interest and other income. Revenues from properties held for sale as of the reporting date are included in this presentation. Revenues from properties sold as of the reporting date are excluded from this presentation.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

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
The Affordable Care Act, among other things, reduces the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities will be subject to a rate adjustment to the market basket increase, beginning in fiscal year 2012, to reflect improvements in productivity. The Affordable Care Act also extends for two years the long-term acute care hospital payment policy changes provided by the Medicare, Medicaid, and SCHIP Extension Act of 2007 and delays the implementation of the RUG-IV classification model for skilled nursing facilities until fiscal year 2012.
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
Medicare Reimbursement; Long-Term Acute Care Hospitals
On August 16, 2010, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the rule, the LTAC PPS standard federal payment rate in fiscal year 2011 reflects a 2.5% increase in the market basket index (before taking into account the 50 basis point reduction required by the Affordable Care Act), less a 2.5% adjustment to account for an increase in case-mix in fiscal year 2008 and 2009 that CMS attributes to changes in documentation and coding practices, rather than patient severity. CMS estimates that net payments to long-term acute care hospitals under the final rule would increase by approximately $22.3 million, or 0.5%, in fiscal year 2011 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments.
We are currently analyzing the financial implications of this final rule on the operators of our long-term acute care hospitals. We cannot assure you that this rule or future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Medicare Reimbursement; Skilled Nursing Facilities
On November 2, 2010, CMS placed on public display its final Medicare Physician Fee Schedule rule for the 2011 calendar year. The rule will be published in the Federal Register on November 29, 2010 and will be effective on January 1, 2011. The new rule sets an $1,870 cap on physical therapy and speech-language pathology services and a separate $1,870 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process since the existing moratorium will expire on January 1, 2011. The final rule contains other reductions, and we are currently analyzing the financial implications of those reductions on our skilled nursing facility operators.
On July 22, 2010, CMS published its notice updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the notice, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.3% increase in the market basket index for the 2011 fiscal year. The notice also provides a 0.6% negative adjustment due to an overestimated increase in the market basket index for the 2009 fiscal year. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the adjustment under the notice would increase by approximately $542 million, or 1.7%, in fiscal year 2011.

The notice includes other provisions, such as the introduction of concurrent therapy, implementation of the MDS 3.0 assessment tool, changes to the look-back period and modification of the implementation schedule for the RUG-IV classification model, that may additionally affect net payments to skilled nursing facilities.
We are currently analyzing the financial implications of CMS’s notice on the operators of our skilled nursing facilities. We cannot assure you that the foregoing or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions believed to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, it is possible that different accounting treatment would have been applied, resulting in a different presentation of our financial statements. From time to time, we re-evaluate our estimates and assumptions, and in the event estimates or assumptions prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. In addition to the policies outlined below, please refer to our Current Report on Form 8-K filed with the SEC on May 3, 2010 for further information regarding the critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Revenue Recognition
Certain of our leases, including the majority of our leases with Brookdale Senior Living and the majority of our MOB leases, provide for periodic and determinable increases in base rent. Base rental revenues under these leases are recognized on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.
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
We recognize income from rent, lease termination fees, management advisory services and all other income once all of the following criteria are met in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104: (i) the agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
We recognize resident fees and services, other than move in fees, monthly as services are provided. Move in fees, which are a component of resident fees and services, are recognized on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Long-Lived Assets and Intangibles
Investments in real estate assets are recorded at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.
Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets and liabilities acquired or assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place tenant leases, above and/or below market leases, and any debt assumed. Each of these estimates requires significant judgment, and some of the estimates involve complex calculations. These allocation assessments have a direct impact on our results of operations, as amounts allocated to some assets and liabilities have different depreciation or amortization lives. Additionally, the amortization of value assigned to above and/or below market leases is recorded as a component of revenue, as compared to the amortization of in-place leases and other intangibles, which is included in depreciation and amortization in our Consolidated Statements of Income.
We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over their estimated remaining useful lives. We determine the value of land either based on real estate tax assessed values in relation to the total value of the asset, on internal analyses of recently acquired and existing comparable properties within our portfolio or by considering the sales prices of recent transactions of similar properties. The fair value of lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, if applicable, (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions and an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease, and (iii) the estimated value of any above and/or below market ground leases, determined by discounting the difference between the estimated market rental rate and the in-place lease rate, which is amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, which includes the remaining lives of the related leases and any expected renewal periods. We estimate the value of trade names/trademarks using a royalty rate methodology which is amortized over the estimated useful life. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which is approximated based on the rate we estimate we would incur to replace each instrument on the date of acquisition. Any fair value adjustments related to long-term debt are recognized as effective yield adjustments over the remaining term of the instrument. Goodwill is the excess of the purchase price paid over the fair value of the net assets of the acquired business and is not amortized.
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. Future events could occur that would cause us to conclude that impairment indicators exist and an impairment loss is warranted. Intangible assets with finite useful lives are reviewed for impairment if indicators of impairment arise. The evaluation of impairment is based upon a comparison of the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated. The impairment expense is determined by comparing the estimated fair value of the intangible asset to its carrying value, with any shortfall from fair value recognized as an expense in the current period. Goodwill is reviewed for impairment annually or more frequently if indicators arise. The evaluation is based upon a comparison of the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation are estimated based upon discounted future cash flow projections for the reporting unit. These cash flow projections are based upon a number of estimates and assumptions, such as revenue and expense growth rates, capitalization rates and discount rates.

Results of Operations
As of September 30, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these properties, we believed the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations.
Three Months Ended September 30, 2010 and 2009
The table below shows our results of operations for the three months ended September 30, 2010 and 2009 and the dollar and percentage changes in those results from period to period.

	For the Three Months
	Ended September 30,		Change
	2010	2009	$	%
Segment NOI:
Triple-Net Leased Properties	$117,906	$115,752	$2,154	1.9%
Senior Living Operations	39,116	33,384	5,732	17.2
MOB Operations	16,954	5,850	11,104	> 100
All Other	4,014	3,214	800	24.9

Total Segment NOI	177,990	158,200	19,790	12.5

Interest and other income	35	99	(64)	64.6
Interest expense	(45,519)	(43,291)	(2,228)	5.1
Depreciation and amortization	(52,104)	(49,984)	(2,120)	4.2
General, administrative and professional fees	(15,278)	(9,657)	(5,621)	58.2
Foreign currency gain (loss)	419	(32)	451	> 100
Merger-related expenses and deal costs	(5,142)	(5,894)	752	12.8

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	60,401	49,441	10,960	22.2
Loss from unconsolidated entities	(392)	—	(392)	nm
Income tax (expense) benefit	(1,657)	410	(2,067)	> 100

Income from continuing operations	58,352	49,851	8,501	17.1
Discontinued operations	542	579	(37)	6.4

Net income	58,894	50,430	8,464	16.8
Net income attributable to noncontrolling interest, net of tax	996	625	371	59.4

Net income attributable to common stockholders	$57,898	$49,805	$8,093	16.2%

nm — not meaningful

Segment NOI — Triple-Net Leased Properties
NOI for our triple-net leased properties consists solely of rental income earned from these assets. We incur no direct operating expenses for this segment.
The increase in our second quarter 2010 NOI over the same period in 2009 primarily reflects $1.6 million of additional rent resulting from the annual escalators in the rent paid under our master lease agreements with Kindred (the “Kindred Master Leases”) effective May 1, 2010, $0.3 million in additional rent from a seniors housing community we acquired in 2010 and various other escalations in the rent paid on our other existing properties.
Revenues related to our triple-net leased properties segment consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Therefore, while occupancy information is relevant to the operations of our tenants, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties. Average occupancy rates related to our triple-net leased properties for the second quarter of 2010, which is the most recent information available to us from our tenants, are shown below.

		Average Occupancy
	Number of Properties at	For the Three Months
	June 30, 2010	Ended June 30, 2010
Properties:
Skilled Nursing Facilities	187	88.3%
Seniors Housing Properties	158	89.8%
Hospitals	40	59.8%
Segment NOI — Senior Living Operations

	For the Three Months
	Ended September 30,		Change
	2010	2009	$	%
	(In thousands)
Segment NOI — Senior Living Operations:
Total revenues	$113,182	$106,515	$6,667	6.3%
Less:
Property-level operating expenses	74,066	73,131	935	1.3

Segment NOI	$39,116	$33,384	$5,732	17.2%

Revenues related to our senior living operations segment are resident fees and services, which consist primarily of all amounts earned from residents at our seniors housing communities, including rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in revenues during the third quarter of 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $1.1 million in 2010, higher occupancy rates and higher average daily rates in our communities. Average resident occupancy rates related to our senior living operations during the third quarters of 2010 and 2009 were as follows:

	Number of Communities		Average Resident Occupancy
	at September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Stabilized Communities	80	78	89.4%	88.1%
Lease-Up Communities	2	1	80.3%	72.0%

Total	82	79	89.0%	87.6%

Same-Store Stabilized Communities	78	78	89.5%	88.1%
Property-level operating expenses related to our senior living operations segment include labor, food, utility, marketing, management and other property operating costs. The increase in property-level operating expenses in the third quarter of 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $0.7 million in 2010, and increased expenses related to occupancy and revenue growth, partially offset by the receipt of a $2 million cash payment from Sunrise for expense overages.
Segment NOI — MOB Operations

	For the Three Months
	Ended September 30,		Change
	2010	2009	$	%
	(In thousands)
Segment NOI — MOB Operations:
Rental income	$22,817	$9,057	$13,760	> 100%
MOB services revenue	6,711	—	6,711	nm

Total revenues	29,528	9,057	20,471	> 100
Less:
Property-level operating expenses	7,941	3,207	4,734	> 100
MOB services costs	4,633	—	4,633	nm

Segment NOI	$16,954	$5,850	$11,104	> 100%

nm — not meaningful
The increase in revenues during the third quarter of 2010 over the same period in 2009 is attributed primarily to the MOBs we acquired during 2009 and 2010, including the Lillibridge portfolio. Average occupancy rates related to our MOB operations during the third quarters of 2010 and 2009 were as follows:

	Number of Properties		Average Occupancy
	at September 30,		For the Three Months Ended September 30,
	2010	2009	2010	2009
Stabilized MOBs	57	19	94.4%	94.0%
Non-Stabilized MOBs	7	4	73.7%	70.9%

Total	64	23	90.3%	88.5%

Same-Store Stabilized MOBs	18	18	92.4%	94.0%

MOB services revenue and costs are a direct result of the Lillibridge acquisition. The increase in property-level operating expenses in the third quarter of 2010 over the same period in 2009 is attributed primarily to the MOBs we acquired during 2009 and 2010, including the Lillibridge portfolio.
Segment NOI — All Other
All other NOI consists solely of income from loans and investments. Third quarter 2010 income from loans and investments increased over the same period in 2009 due primarily to interest earned on the investments we made during 2009 and 2010.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0.2 million and $0.4 million for the three months ended September 30, 2010 and 2009, respectively, increased $2.1 million in the third quarter of 2010 over the same period in 2009. This difference is due primarily to a $3.7 million increase in interest from higher loan balances, partially offset by a $2.3 million reduction in interest from lower effective rates. Interest expense includes $2.2 million and $1.9 million of amortized deferred financing fees for the three months ended September 30, 2010 and 2009, respectively. Our effective interest rate was 6.3% for the three months ended September 30, 2010, compared to 6.6% for the three months ended September 30, 2009. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.1 million for the three months ended September 30, 2010, compared to the same period in 2009.
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to properties we acquired or developed during the period from October 1, 2009 through September 30, 2010, including the Lillibridge portfolio.
General, Administrative and Professional Fees
General, administrative and professional fees increased $5.6 million in the third quarter of 2010 over the same period in 2009 due primarily to the acquisition of Lillibridge.
Foreign Currency Gain/Loss
The foreign currency gain in the third quarter of 2010 was primarily the result of the Canadian exchange rate differential between the trade date and settlement date on a cash payment. No similar transactions occurred during the third quarter of 2009.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP, Inc. (“HCP”) arising out of our Sunrise Senior Living REIT (“Sunrise REIT”) acquisition, integration costs related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses incurred in connection with the Lillibridge acquisition in 2010 and other deal costs for unconsummated transactions.
Loss From Unconsolidated Entities
Loss from unconsolidated entities for the three months ended September 30, 2010 consists of amounts related to our Lillibridge acquisition on July 1, 2010. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense/Benefit
Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition. The change from an income tax benefit in 2009 to an income tax expense in 2010 is primarily due to increased NOI at our seniors housing communities managed by Sunrise. Excluding income taxes related to noncontrolling interest, we have net tax benefit in both periods. See “Note 11—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 58 of our seniors housing communities.
Nine Months Ended September 30, 2010 and 2009
The table below shows our results of operations for the nine months ended September 30, 2010 and 2009 and the dollar and percentage changes in those results from period to period.

	For the Nine Months
	Ended September 30,		Change
	2010	2009	$	%
Segment NOI:
Triple-Net Leased Properties	$351,625	$344,757	$6,868	2.0%
Senior Living Operations	111,733	97,726	14,007	14.3
MOB Operations	33,057	16,505	16,552
All Other	11,336	9,828	1,508	15.3

Total Segment NOI	507,751	468,816	38,935	8.3

Interest and other income	420	493	(73)	14.8
Interest expense	(133,449)	(132,742)	(707)	0.5
Depreciation and amortization	(154,458)	(147,801)	(6,657)	4.5
General, administrative and professional fees	(35,819)	(30,610)	(5,209)	17.0
Foreign currency gain (loss)	404	(31)	435	> 100
Loss on extinguishment of debt	(6,549)	(6,080)	(469)	7.7
Merger-related expenses and deal costs	(11,668)	(11,450)	(218)	1.9

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	166,632	140,595	26,037	18.5
Loss from unconsolidated entities	(392)	—	(392)	nm
Income tax (expense) benefit	(2,352)	1,352	(3,704)	> 100

Income from continuing operations	163,888	141,947	21,941	15.5
Discontinued operations	7,139	72,635	(65,496)	90.2

Net income	171,027	214,582	(43,555)	20.3
Net income attributable to noncontrolling interest, net of tax	2,443	2,168	275	12.7

Net income attributable to common stockholders	$168,584	$212,414	$(43,830)	20.6%

nm — not meaningful
Segment NOI — Triple-Net Leased Properties
The increase in our triple-net leased properties NOI for the nine months ended September 30, 2010 over the same period in 2009 primarily reflects $4.7 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2010, $0.5 million in additional rent from a seniors housing community we acquired in 2010 and various other escalations in the rent paid on our other existing properties.

Segment NOI — Senior Living Operations

	For the Nine Months
	Ended September 30,		Change
	2010	2009	$	%
	(In thousands)
Segment NOI — Senior Living Operations:
Total revenues	$331,535	$312,853	$18,682	6.0%
Less:
Property-level operating expenses	219,802	215,127	4,675	2.2

Segment NOI	$111,733	$97,726	$14,007	14.3%

The increase in revenues related to our senior living operations during the nine months ended September 30, 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $7.0 million in 2010, higher occupancy rates and higher average daily rates in our communities. Average resident occupancy rates related to our senior living operations managed by third parties during the nine months ended September 30, 2010 and 2009 were as follows:

	Number of Communities		Average Resident Occupancy
	at September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Stabilized Communities	80	78	88.8%	88.1%
Lease-Up Communities	2	1	83.5%	67.9%

Total	82	79	88.6%	87.4%

Same-Store Stabilized Communities	78	78	88.8%	88.1%
The increase in property-level operating expenses for the nine months ended September 30, 2010 over the same period in 2009 is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $4.6 million in 2010, and increased expenses related to occupancy and revenue growth, partially offset by the receipt of a $5 million cash payment from Sunrise for expense overages.
Segment NOI — MOB Operations

	For the Nine Months
	Ended September 30,		Change
	2010	2009	$	%
	(In thousands)
Segment NOI — MOB Operations:
Rental income	$47,246	$25,748	$21,498	83.5%
MOB services revenue	6,711	—	6,711	nm

Total revenues	53,957	25,748	28,209	> 100
Less:
Property-level operating expenses	16,267	9,243	7,024	76.0
MOB services costs	4,633	—	4,633	nm

Segment NOI	$33,057	$16,505	$16,552	> 100%

nm — not meaningful

The increase in revenues during the nine months ended September 30, 2010 over the same period in 2009 is attributed primarily to additional rent relating to the MOBs we acquired during 2009 and 2010, including the Lillibridge portfolio. Average occupancy rates related to our MOB operations during the nine months ended September 30, 2010 and 2009 were as follows:

	Number of Properties		Average Occupancy
	at September 30,		For the Nine Months Ended September 30,
	2010	2009	2010	2009
Stabilized MOBs	57	19	94.6%	94.1%
Lease-Up MOBs	7	4	76.0%	68.4%

Total	64	23	91.0%	89.3%

Same-Store Stabilized MOBs	18	18	93.4%	94.1%
MOB services revenue and costs are a direct result of the Lillibridge acquisition. The increase in property-level operating expenses during the nine months ended September 30, 2010 over the same period in 2009 is attributed primarily to the MOBs we acquired during 2009 and 2010, including the Lillibridge portfolio.
Segment NOI — All Other
The increase in income from loans and investments during the nine months ended September 30, 2010 over the same period in 2009 is attributed primarily to interest earned on the investments we made during 2009 and 2010.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0.9 million and $2.4 million for the nine months ended September 30, 2010 and 2009, respectively, decreased $0.8 million during the nine months ended September 30, 2010 over the same period in 2009. This difference is due primarily to a $6.4 million reduction in interest from lower loan balances, partially offset by a $3.7 million increase in interest from higher effective interest rates. Interest expense includes $6.8 million and $5.3 million of amortized deferred financing fees for the nine months ended September 30, 2010 and 2009, respectively. Our effective interest rate increased to 6.5% for the nine months ended September 30, 2010, from 6.2% for the nine months ended September 30, 2009 due to the higher outstanding balances on our revolving credit facilities maintained during the first half of 2009 at lower rates. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.6 million for the nine months ended September 30, 2010, compared to the same period in 2009.
Depreciation and Amortization
Depreciation and amortization expense increased primarily due to properties we acquired or developed during 2009 and 2010, including the Lillibridge portfolio.
General, Administrative and Professional Fees
General, administrative and professional fees increased $5.2 million in the nine months ended September 30, 2010 over the same period in 2009 due primarily to the acquisition of Lillibridge.
Foreign Currency Gain/Loss
The foreign currency gain during the nine months ended September 30, 2010 was primarily the result of the Canadian exchange rate differential between the trade date and settlement date on a cash payment. No similar transactions occurred during the nine months ended September 30, 2009.
Loss on Extinguishment of Debt
Loss on extinguishment of debt for the nine months ended September 30, 2010 relates primarily to our redemption in June 2010 of all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. Loss on extinguishment of debt for the same period in 2009 relates primarily to our cash tender offers for our outstanding senior notes completed in May 2009.

Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP arising out of our Sunrise REIT acquisition, integration costs related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses incurred in connection with the Lillibridge acquisition in 2010 and other deal costs for unconsummated transactions.
Loss From Unconsolidated Entities
Loss from unconsolidated entities for the nine months ended September 30, 2010 consists of amounts related to our Lillibridge acquisition on July 1, 2010. See “Note 4—Acquisitions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense/Benefit
Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition. The change from an income tax benefit in 2009 to an income tax expense in 2010 is primarily due to increased NOI at our seniors housing communities managed by Sunrise. Excluding income taxes related to noncontrolling interest, we had net tax benefit in both periods. See “Note 11—Income Taxes” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2010 include a $5.1 million net gain on the sale of six assets sold during that period and a lease termination fee of $0.2 million. Discontinued operations for the same period in 2009 include a gain on sale of assets of $67.0 million and a lease termination fee of $2.3 million related to thirteen assets sold during the nine months ended September 30, 2009. See “Note 5—Dispositions” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 58 of our seniors housing communities.
Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider other non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we consider relevant to our business and useful to investors, as well as reconciliations of these measures to our most directly comparable GAAP financial measures.
Our non-GAAP financial measures presented herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.

Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Further, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following items (which may be recurring in nature): (a) gains and losses on the sales of assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses relating to our lawsuit against HCP; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts or premiums incurred as a result of early debt retirement or payment of our debt; and (d) the non-cash effect of income tax benefits or expenses.
Our FFO and normalized FFO for the three and nine months ended September 30, 2010 and 2009 are summarized in the following table. The increase in our FFO for the three and nine months ended September 30, 2010 over the prior year is primarily due to rental increases from our triple-net leased portfolio, higher NOI at our senior living operations portfolio due primarily to increased occupancy and higher average daily rates and higher NOI at our MOB operating portfolio due primarily to our Lillibridge acquisition.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Net income attributable to common stockholders	$57,898	$49,805	$168,584	$212,414
Adjustments:
Real estate depreciation and amortization	51,449	49,819	153,321	147,295
Real estate depreciation related to noncontrolling interest	(1,627)	(1,580)	(5,033)	(4,696)
Real estate depreciation related to unconsolidated entities	1,275	—	1,275	—
Discontinued operations:
Gain on sale of real estate assets	(168)	(120)	(5,393)	(67,011)
Depreciation on real estate assets	96	365	464	1,365

FFO	108,923	98,289	313,218	289,367
Adjustments:
Income tax benefit	1,044	(797)	761	(2,670)
Loss on extinguishment of debt	—	—	6,549	6,080
Merger-related expenses and deal costs	5,142	5,894	11,668	11,450
Amortization of other intangibles	338	—	338	—

Normalized FFO	$115,447	$103,386	$332,534	$304,227

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs and gains and losses on real estate disposals (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Net income	$58,894	$50,430	$171,027	$214,582
Adjustments:
Interest	45,731	43,660	134,362	135,115
Loss on extinguishment of debt	—	—	6,549	6,080
Taxes (including amounts in general, administrative and professional fees)	1,907	(110)	3,102	(452)
Depreciation and amortization	52,200	50,349	154,922	149,166
Non-cash stock-based compensation expense	4,039	3,078	10,128	9,215
Merger-related expenses and deal costs	5,142	5,894	11,668	11,450
Gain on sale of real estate assets	(168)	(120)	(5,393)	(67,011)

Adjusted EBITDA	$167,745	$153,181	$486,365	$458,145

NOI
We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and MOB services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the three and nine months ended September 30, 2010 and 2009:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(In thousands)

Total revenues	$264,665	$234,637	$748,873	$693,679
Less:
Interest and other income	35	99	420	493
Property-level operating expenses	82,007	76,338	236,069	224,370
MOB services costs	4,633	—	4,633	—

NOI (excluding amounts in discontinued operations)	177,990	158,200	507,751	468,816
Discontinued operations	682	1,193	2,898	6,939

NOI (including amounts in discontinued operations)	$178,672	$159,393	$510,649	$475,755

Liquidity and Capital Resources
During the nine months ended September 30, 2010, our principal sources of liquidity were cash flows from operations, proceeds from dispositions, borrowings under our unsecured revolving credit facilities, our term loan and cash on hand. For the remainder of 2010 and 2011, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage debt; (iv) fund capital expenditures for our senior living operations and our MOBs; (v) fund acquisitions, investments and/or commitments, including development activities; and (vi) make distributions to our stockholders, as required for us to continue to qualify as a REIT. Except as discussed below, we believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make significant acquisitions and investments, we may be required to obtain funding from additional borrowings, assume debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities. In October 2010, we announced our intent to acquire 118 seniors housing communities from Atria for $3.1 billion. We may fund the Atria transaction with a combination of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities, issuance of senior unsecured obligations, assumed mortgage financing and other sources.
As of September 30, 2010, we had a total of $33.8 million of unrestricted cash and cash equivalents, consisting primarily of operating cash and cash related to our senior living operations and MOB operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. A portion of the cash maintained in these property-level accounts is distributed to us monthly. At September 30, 2010, we also had escrow deposits and restricted cash of $42.0 million and $747.8 million of unused borrowing capacity available under our unsecured revolving credit facilities.
Unsecured Revolving Credit Facilities
At September 30, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At September 30, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities have a 20 basis point facility fee. In October 2010, we amended the terms of our unsecured revolving credit facilities to release the subsidiary guarantees thereunder.
Senior Notes and Other
In June 2010, we repaid in full, at par, $1.4 million principal amount outstanding of our 6 3/4% senior notes due 2010 upon maturity. In June 2010, we also exercised our option to redeem all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter.
On September 30, 2010, the subsidiary guarantees on our outstanding senior notes (other than our 9% senior notes due 2012) and our outstanding convertible notes were released pursuant to the terms of the indentures governing the notes.
In September 2010, we closed a new $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at a fixed all-in interest rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.
In October 2010, we exercised our option to redeem all $71.7 million principal amount outstanding of our 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, and expect to recognize a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

Mortgages
In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which we had 80% ownership interests. In connection with our payment of Sunrise’s share ($9.9 million) of those mortgage loans, we acquired Sunrise’s 20% noncontrolling interests in the properties.
On July 1, 2010, in connection with our acquisition of Lillibridge and its related entities, we assumed $79.5 million of mortgage debt.
Cash Flows
The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2010 and 2009:

	For the Nine Months
	Ended September 30,		Change
	2010	2009	$	%

Cash and cash equivalents at beginning of period	$107,397	$176,812	$(69,415)	39.3%
Net cash provided by operating activities	346,119	323,197	22,922	7.1
Net cash (used in) provided by investing activities	(268,476)	27,425	(295,901)	> 100
Net cash used in financing activities	(151,319)	(456,950)	305,631	66.9
Effect of foreign currency translation on cash and cash equivalents	69	405	(336)	83.0

Cash and cash equivalents at end of period	$33,790	$70,889	$(37,099)	52.3%

Cash Flows from Operating Activities
The increase in our net cash provided by operating activities for the nine months ended September 30, 2010 was due primarily to increases in FFO, as previously discussed, offset by changes in working capital.
Cash Flows from Investing Activities
Investing activities during the nine months ended September 30, 2010 and 2009 consisted primarily of our investments in real estate ($239.2 million and $23.7 million in 2010 and 2009, respectively), investments in loans receivable ($38.7 million and $7.4 million in 2010 and 2009, respectively), contributions to unconsolidated entities ($4.7 million in 2010), and capital expenditures ($13.2 million and $7.2 million in 2010 and 2009, respectively). These uses were offset by proceeds from loans receivable ($1.6 million and $7.9 million in 2010 and 2009, respectively) and proceeds from real estate disposals ($25.6 million and $57.8 million in 2010 and 2009, respectively).
Cash Flows from Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2010 consisted primarily of $251.9 million of cash dividend payments to common stockholders, $149.1 million of senior note repayments, $182.3 million of aggregate principal payments on mortgage obligations, $6.6 million of distributions to noncontrolling interests and $1.9 million of payments for deferred financing costs. These uses were offset by $233.0 million of net borrowings under our unsecured revolving credit facilities and $201.2 million of proceeds from the issuance of debt.
Net cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of $291.5 million of net payments made on our unsecured revolving credit facilities, $234.1 million of cash dividend payments to common stockholders, $411.5 million of senior note purchases and repayments, $105.0 million of aggregate principal payments on mortgage obligations and $13.4 million of payments for deferred financing costs. These uses were offset by $304.2 million of proceeds from the issuance of debt and $299.2 million from the issuance of common stock.

Capital Expenditures
Our tenants generally bear the responsibility to maintain and improve our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our MOBs and our senior living communities managed by independent third parties pursuant to management agreements, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow funds may be restricted in certain circumstances by the terms of our unsecured revolving credit facilities, our term loan and the indentures governing our outstanding senior notes. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of September 30, 2010 and December 31, 2009:

	As of	As of
	September 30, 2010	December 31, 2009
	(In thousands)

Gross book value	$2,508,339	$2,477,225
Fair value (1)	2,765,304	2,572,472
Fair value reflecting change in interest rates: (1)
-100 BPS	2,954,922	2,681,982
+100 BPS	2,741,353	2,469,655

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and a net increase in debt.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts:

	As of	As of	As of
	September 30,	December 31,	September 30,
	2010	2009	2009
	(Dollars in thousands)

Balance:
Fixed rate:
Senior notes and other	$1,209,087	$1,153,131	$1,153,131
Mortgage loans and other	1,299,252	1,324,094	1,271,171
Variable rate:
Unsecured revolving credit facilities	244,336	8,466	9,713
Mortgage loans	167,080	215,970	214,097

Total	$2,919,755	$2,701,661	$2,648,112

Percent of total debt:
Fixed rate:
Senior notes	41.4%	42.7%	43.5%
Mortgage loans and other	44.5%	49.0%	48.0%
Variable rate:
Unsecured revolving credit facilities	8.4%	0.3%	0.4%
Mortgage loans	5.7%	8.0%	8.1%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes	5.8%	6.3%	6.3%
Mortgage loans and other	6.2%	6.3%	6.4%
Variable rate:
Unsecured revolving credit facilities	3.4%	3.1%	2.9%
Mortgage loans	1.6%	2.0%	1.7%

Total	5.5%	6.0%	5.9%

The increase in our outstanding variable rate debt from December 31, 2009 is primarily attributable to additional borrowings under our unsecured revolving credit facilities, partially offset by mortgage repayments. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of September 30, 2010, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a one percentage point increase in the interest rate related to the variable rate debt, and assuming no change in the outstanding balance as of September 30, 2010, interest expense for 2010 would increase by approximately $3.9 million, or $0.02 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
We have investments in marketable debt securities on which we earn interest on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of September 30, 2010 and December 31, 2009, the fair value of our marketable debt securities, which had an original cost of $58.7 million, was $66.4 million and $65.0 million, respectively.
As of September 30, 2010, the fair value of our loans receivable was $166.1 million, based on our estimates of currently prevailing rates for comparable loans.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our Canadian operations. Based on results for the nine months ended September 30, 2010, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income would decrease or increase, as applicable, by less than $0.1 million for the nine-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2010, at the reasonable assurance level.
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
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. During the initial transition period following this acquisition, which will include the remainder of 2010, we believe we have implemented adequate procedures and controls to ensure that the financial information of Lillibridge is materially correct and properly reflected in our Consolidated Financial Statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.
Except as described above, during the third quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in “Note 10—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

2.1
Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.

3.1	Fourth Amended and Restated By-Laws of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on October 4, 2010.

10.1
Fourth Amendment dated October 12, 2010 to Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.
Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: November 5, 2010

Ventas, Inc.
By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document

2.1
Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.

3.1	Fourth Amended and Restated By-Laws of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on October 4, 2010.

10.1
Fourth Amendment dated October 12, 2010 to Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.
Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.