Form 10-K
period 2010-12-31
VENTAS INC
filed 2011-02-18
CIK 740260

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K.  ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of shares of the Registrant’s common stock, par value $0.25 per share, held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock on June 30, 2010, was approximately $7.3 billion. For purposes of the foregoing calculation only, all directors and executive officers of the Registrant have been deemed affiliates.

As of February 11, 2011, 162,920,524 shares of the Registrant’s common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 12, 2011 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’, operators’, managers’ or borrowers’ expected future financial position, results of operations, cash flows, funds from operations, dividends and dividend plans, financing plans, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, dispositions, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations, and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:

•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including our pending transaction with Atria Senior Living Group, Inc. and those in different asset types and outside the United States;

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2010 and for the year ending December 31, 2011;

•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;

i

•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

•	The movement of U.S. and Canadian exchange rates;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;

•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•	Risks associated with our medical office building (“MOB”) portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fee-for-service projects and to retain key personnel;

•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;

•	Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants, operators, and managers.

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

BUSINESS

Overview

We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2010, our portfolio consisted of 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 medical office buildings (“MOBs”) and other properties in 43 U.S. states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise, pursuant to long-term management agreements and certain of our MOBs, including those acquired in connection with our Lillibridge Healthcare Services, Inc. (“Lillibridge”) acquisition (see “Note 4 — Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan and other investments relating to seniors housing and healthcare companies or properties as of December 31, 2010.

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

In October 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. We will acquire from Atria 118 private pay seniors housing communities located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Atria, based in Louisville, Kentucky, is owned by private equity funds managed by Lazard Real Estate Partners. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under long-term management agreements with us. Completion of the transaction is subject to certain conditions. We expect to complete the transaction in the first half of 2011, although we cannot assure you that the transaction will close on such timetable or at all.

We were incorporated in Kentucky in 1983, commenced operations in 1985 and reorganized as a Delaware corporation in 1987. We operate through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See our Consolidated Financial Statements and the related notes, including “Note 2 — Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

Our business strategy is comprised of three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our investment grade balance sheet and liquidity.

Consistent, Reliable and Growing Cash Flows

Our primary objective is to enhance shareholder value by generating consistent, reliable and growing cash flows through healthcare and seniors housing assets. To achieve this objective, we seek to balance our portfolio of healthcare and seniors housing properties with a combination of long-term triple-net leases that provide steady contractual growth, seniors housing operating assets that provide higher growth potential and MOBs that provide long-term stable cash flows.

Well-Diversified Portfolio

We believe that maintaining a portfolio of properties and real estate loan investments diversified by asset class, tenant/operator, geography, revenue source and business model makes us less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state. Portfolio diversification also reduces our exposure to any single tenant/operator and the risk that a single event could materially harm our business.

Investment Grade Balance Sheet and Liquidity

Having a strong balance sheet and liquidity positions us favorably for growth and also reduces risk. We seek to protect our capital and invest profitably by actively managing our leverage, lowering our cost of capital and maintaining multiple sources of liquidity, such as unsecured bank debt, mortgage financings and access to the public debt and equity markets.

Portfolio of Properties and Other Investments

As of December 31, 2010, we had: 100% ownership interests in 538 of our properties, including all 79 of our seniors housing communities managed by Sunrise; controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties; and noncontrolling interests ranging between 5% and 20% in 58 MOBs owned through joint ventures with institutional third party partners. Through our Lillibridge subsidiary, we also managed an additional 31 MOBs for third parties as of December 31, 2010.

The following table provides an overview of our portfolio of properties and other investments as of and for the year ended December 31, 2010:

								Real Estate
				Percent of		Real Estate	Percent of	Investment	Number
	# of	# of		Total		Investments,	Real Estate	Per	of States/
Portfolio by Type	Properties	Beds/Units	Revenue	Revenues		at Cost	Investments	Bed/Unit	Provinces(1)
	(Dollars in thousands)

Seniors Housing and Healthcare Properties
Seniors housing communities	240	22,570	$638,091	62.8%		$4,850,993	71.9%	$214.9	36
Skilled nursing facilities	187	22,151	181,314	17.8		810,285	12.0	36.6	29
Hospitals	40	3,516	95,719	9.4		345,172	5.1	98.2	17
MOBs(2)	127	—	69,747	6.9		734,116	10.9	nm	20
Other properties	8	122	1,002	0.1		7,133	0.1	58.5	1

Total seniors housing and healthcare properties	602	48,359	985,873	97.0%		$6,747,699	100.0%		46

Other Investments
Loans and investments			16,412	1.6

			$1,002,285	98.6	%(3)

nm — not meaningful.

(1)	As of December 31, 2010, our seniors housing and healthcare properties were located in 43 states, the District of Columbia and two Canadian provinces and were operated or managed by 23 different third-party operators or managers.

(2)	As of December 31, 2010, 25 of our MOBs were managed by nine different third-party managers, 101 of our MOBs were managed by Lillibridge and one MOB was leased under a triple-net lease.

(3)	The remainder of our total revenues is interest and other income and medical office building services revenue. Revenues from properties sold during 2010 are excluded from this presentation.

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

Hospitals.  Substantially all of our hospitals are operated as long-term acute care hospitals, which are hospitals that have a Medicare average length of stay greater than 25 days that serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients are often dependent on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, therefore, due to their severe medical conditions, these patients generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. Our hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

Medical Office Buildings.  Our MOBs offer office space primarily to physicians and other healthcare businesses. While these properties are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate multiple physicians’ offices and examination rooms that may have sinks in every room, brighter lights and specialized medical equipment. MOBs are typically multi-tenant properties leased to multiple healthcare providers (hospitals and physician practices). As of December 31, 2010, our owned and managed MOB portfolio consisted of over 8.8 million square feet.

Other Properties.  Our other properties consist of personal care facilities, which provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

Other Investments

As of December 31, 2010, we had $149.3 million of net loans receivable secured by seniors housing and healthcare companies or properties. See “Note 6 — Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

As of December 31, 2010, we also had marketable debt securities classified as available-for-sale, with a cost basis of $61.9 million and a fair market value of $66.7 million.

Geographic Diversification

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location in the United States and Canada, with properties in only two states comprising more than 10% of our 2010 total revenues. The following table shows our rental income and resident fees and services derived by geographic location for our portfolio of properties for the year ended December 31, 2010:

	Rental Income and
	Resident Fees and	Percent of Total
	Services	Revenues
	(Dollars in thousands)

Geographic Location
California	$122,266	12.0%
Illinois	104,153	10.2
Pennsylvania	57,131	5.6
Massachusetts	51,201	5.0
New Jersey	48,856	4.8
Colorado	43,114	4.2
Florida	38,460	3.8
Georgia	35,400	3.5
New York	35,361	3.5
Michigan	32,650	3.2
Other (33 states and the District of Columbia)	332,771	32.9

Total U.S	901,363	88.7%
Canada (two Canadian provinces)	84,510	8.3

Total	$985,873	97.0	%(1)

(1)	The remainder of our total revenues is medical office building services revenue, income from loans and investments and interest and other income. Revenues from properties sold during 2010 are excluded from this presentation.

Segment Information

As of December 31, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See “Note 19 — Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments and the geographic diversification of our portfolio of properties.

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

The following table shows the percentage of our rental income derived by skilled nursing facilities and hospitals in states with and without CON requirements for the year ended December 31, 2010:

	Skilled
	Nursing
	Facilities	Hospitals	Total

States with CON requirements	74.0%	48.5%	65.2%
States without CON requirements	26.0	51.5	34.8

Total	100.0%	100.0%	100.0%

Significant Tenants, Operators and Managers

As of December 31, 2010, approximately 37.9%, 19.7% and 13.1% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. For the year ended December 31, 2010 (including amounts in discontinued operations):

•	our senior living operations managed by Sunrise accounted for approximately 43.4% of our total revenues and 22.7% of our total earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and asset impairments and/or valuation allowances (“Adjusted EBITDA”);

•	our four master lease agreements with Kindred (the “Kindred Master Leases”) accounted for approximately 24.2% of our total revenues and 35.6% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and MOB services costs); and

•	our leases with Brookdale Senior Living accounted for approximately 11.9% of our total revenues and 17.3% of our total NOI.

Triple-Net Leased Properties

Each of our Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all taxes, utilities and maintenance and repairs related to the properties and to maintain and pay all insurance covering the properties and their operations. In addition, the tenants are required to comply with the terms of the mortgage financing documents, if any, affecting the properties.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and each contributes a significant portion of our total revenues and NOI, Kindred’s and Brookdale Senior Living’s financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, and their willingness to renew those leases upon expiration of the initial base terms thereof, significantly impact our results of operations and ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy those obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if some or all of those leases are not renewed, we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all. See “Risks Factors — Risks Arising from Our Business — We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases.  We lease 197 properties to Kindred. The aggregate annual rent we receive under each Kindred Master Lease is referred to as “Base Rent.” Base Rent escalates on May 1 of each year at a specified rate over the “Prior Period Base Rent” (as defined in the applicable Kindred Master Lease), contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator is 2.7% under Kindred Master Leases 1, 3 and 4. The annual rent escalator under Kindred Master Lease 2 is based on year-over-year changes in the Consumer Price Index, with a floor of 2.25% and a ceiling of 4%. Assuming the applicable facility revenue parameters are met, we currently expect that Base Rent due under the Kindred Master Leases will be approximately $254.9 million from May 1, 2011 through April 30, 2012. See “Note 3 — Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The properties we lease to Kindred pursuant to the Kindred Master Leases are grouped into bundles that contain a varying number of properties. All properties within a single bundle have the same primary lease term of ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, are subject to three five-year renewal terms. Kindred has renewed, through April 30, 2013, its leases covering all 57 properties owned by us with a primary lease term that expired on April 30, 2008. Kindred has also renewed, through April 30, 2015, its leases covering all 109 properties owned by us (one of which we subsequently sold in June 2009) with a primary lease term that expired on April 30, 2010. Kindred retains two sequential five-year renewal options for all 165 of these assets.

The current lease term for each of ten bundles covering 89 properties leased to Kindred will expire on April 30, 2013 unless Kindred provides us with renewal notices with respect to those individual bundles on or before April 30, 2012. The ten bundles expiring in 2013 currently represent $120 million of annual Base Rent from May 1, 2010 through April 30, 2011. Each bundle contains six or more properties, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable lease for the properties within any bundle that is not renewed until expiration of the term on April 30, 2013, including without limitation, payment of all rental amounts. Therefore, for any bundles that are not renewed, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. In addition, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. Nevertheless, we cannot assure you, if Kindred does not renew one or more bundles, that we would be successful in identifying suitable replacement operators or that we will be able to enter into leases with new tenants or operators on terms as favorable to us as our current leases, if at all. See “Risk Factors — Risks Arising from Our Business — We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets” included in Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases.  Our leases with Brookdale have primary terms of fifteen years, which commenced January 28, 2004 (in the case of ten “Grand Court” properties we acquired in 2004) or October 19, 2004 (in the case of the properties we acquired in connection with our Provident Senior Living Trust (“Provident”) acquisition), and, provided certain conditions are satisfied, are subject to two ten-year renewal terms. Our leases with Alterra also have primary terms of fifteen years, which commenced October 20, 2004 or December 16, 2004 (both in the case of properties we acquired in connection with our Provident acquisition), and, provided certain conditions are satisfied, are subject to two five-year renewal terms. Brookdale Senior Living guarantees all of Brookdale’s and Alterra’s obligations under these leases, and all of our Brookdale Senior Living leases are cross-defaulted.

Under the terms of the Brookdale leases we assumed in connection with our Provident acquisition, Brookdale is obligated to pay base rent, which escalates on January 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 3%. Under the terms of the Brookdale leases with respect to our “Grand Court” properties, Brookdale is obligated to pay base rent, which escalates on February 1 of each year by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in the Consumer Price Index during the immediately preceding year. Under the terms of the Alterra leases, Alterra is obligated to pay base rent, which escalates on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in the Consumer Price Index during the immediately preceding year or (ii) 2.5%. The aggregate annual contractual cash base rent expected from Brookdale Senior Living for 2011 is approximately $113.1 million, excluding variable interest Brookdale is obligated to pay as additional rent based on certain floating rate mortgage debt assumed by us in connection with our Provident acquisition. The aggregate annual contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding the variable interest, expected from Brookdale Senior Living for 2011 is approximately $117.2 million. See “Note 3 — Concentration of Credit Risk” and “Note 13 — Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Senior Living Operations

Sunrise currently provides comprehensive accounting and property management services with respect to 79 of our seniors housing communities pursuant to long-term management agreements. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. In December 2010, we and Sunrise modified the management agreements to, among other things, reduce the management fee paid to Sunrise for the period from April 1, 2010 through December 31, 2010 and for all of 2011 to 3.50% and 3.75% per annum, respectively, after which the annual base management fee will equal 6% of revenues (with a range of 5% to 7%), cap the amount of incentive management fees payable to Sunrise and allocated “shared services” expenses, provide enhanced rights and remedies for us in the event of a Sunrise default and reallocate the NOI performance thresholds to include a cushion for all 79 communities. See “Note 3 — Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise to set resident fees and otherwise operate those properties in compliance with our management agreements. Because Sunrise manages a significant portion of our properties, Sunrise’s inability to efficiently and effectively manage those properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, Sunrise’s inability or unwillingness to satisfy its obligations under our management agreements, changes in Sunrise’s senior management or any adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors — Risks Arising from Our Business — The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Competition

We generally compete for real property investments with other healthcare REITs, healthcare operators, healthcare lenders, developers, real estate partnerships, banks, insurance companies, pension funds, private equity firms and other investors. Some of our competitors may have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives. Our ability to compete successfully for real property investments is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable acquisition or investment terms and our access to and cost of capital. See “Risk Factors — Risks Arising from Our Business — We may encounter certain risks when implementing our business strategy to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets” included in Item 1A of this Annual Report on Form 10-K and “Note 9 — Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Revenues from our properties are dependent on the ability of the operators and managers of those properties to compete with other seniors housing and healthcare operators and managers. Operators and managers compete on a local and regional basis for residents, tenants and patients based on several factors. The operators and managers of our seniors housing communities, skilled nursing facilities and hospitals compete to attract and retain residents and patients based on the scope and quality of care and services provided, their ability to attract and retain qualified personnel, their reputation and financial condition, price, location and physical appearance of the properties, physician referrals and family preferences. The managers of our medical office buildings compete to attract and retain tenants based on many of the same factors, in addition to the quality of the affiliated health system, physician preferences and proximity to hospital campuses. Private, federal and state reimbursement programs and the effect of other laws and regulations also may have a significant impact on our operators’ and managers’ ability to compete successfully for residents, tenants and patients at our properties. See “Risk Factors — Risks Arising from Our Business — Our tenants, operators and managers may be adversely affected by increasing healthcare regulation and enforcement” and “— Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2010, we had 263 full-time employees, including 196 employees at our Lillibridge subsidiary. We consider our relationship with our employees to be good.

Insurance

We maintain and/or require in our existing leases and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. For example, pursuant to the terms of the Kindred Master Leases, Kindred is required to maintain, at its expense, specified types and minimum levels of insurance coverage related to the leased properties and Kindred’s operations at those properties. We believe that our tenants, operators and managers are in compliance with the insurance requirements contained in their respective leases and other agreements with us; however, we cannot assure you that such parties will maintain the required insurance coverages, and the failure by any of them to do so could have a Material Adverse Effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our leases and other agreements.

We maintain casualty insurance for our seniors housing communities managed by Sunrise, but Sunrise currently maintains the general and professional liability insurance covering those properties and their related operations in accordance with the standards contained in our management agreements. Under the management agreements, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for our Sunrise-managed properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

As part of our MOB development business, we provide engineering, construction and architectural services, and design, construction or systems failures may result in substantial injury or damage to clients and/or third parties. Injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance, if any claim results in a loss, we cannot assure you that our insurance coverage would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to make a payment for the difference and could lose our investment in, and/or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.

We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants, operators and managers are customary for similarly situated companies in our industry. We cannot assure you that in the future we or our tenants, operators and managers will be able to maintain the same levels of insurance coverage or that such insurance will be available at a reasonable cost. In addition, we cannot give any assurances as to the future financial viability of our insurers or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event.

In an effort to reduce and manage costs and for various other reasons, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that may provide them with less insurance coverage. As a result, the tenants, operators and managers of our properties could incur large funded and unfunded professional liability expense, which could have a material adverse effect on their liquidity, financial condition and results of operations and, in turn, on their ability to make rental payments under, or otherwise comply with the terms of, their respective leases and other agreements with us, which could adversely affect our results of operations.

Additional Information

We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees and our Code of Ethics and Business Conduct are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, Kentucky 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

Overview

While the properties within our portfolio are all susceptible to many varying types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which, in turn, could adversely impact their ability to satisfy their contractual obligations, including making rental payments under, or otherwise complying with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations, which could affect adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

Licensure and Certification

Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or bi-annual basis and certified annually through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could affect adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

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

Seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. These laws vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, thus far, Congress has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.

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

Sanctions for violating these federal laws include criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and/or exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.

Many states have adopted or are considering legislative proposals similar to the federal anti-fraud and abuse laws, some of which extend beyond the Medicare and Medicaid programs, to prohibit the payment or receipt of remuneration for the referral of patients and physician self-referrals, regardless of whether the service was reimbursed by Medicare or Medicaid. Many states have also adopted or are considering legislative proposals to increase patient protections, such as minimum staffing levels, criminal background checks, and limiting the use and disclosure of patient specific health information. These state laws also impose criminal and civil penalties similar to the federal laws.

In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding through recent federal and state legislation has led to significant growth in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare crimes.

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

Healthcare Legislation

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand health care coverage to millions of currently uninsured people beginning in 2014. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

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

Healthcare is one of the largest industries in the United States and continues to attract a great deal of legislative interest and public attention. We cannot assure you that previously enacted or future healthcare reform legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs will not have a material adverse effect on our operators’ liquidity, financial condition or results of operations, or on their ability to satisfy their obligations to us, which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

The Balanced Budget Act of 1997 (“BBA”) mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”), which became effective on October 1, 2002 for cost reporting periods commencing on or after that date. Under LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs, long-term acute care hospitals are reimbursed on a predetermined rate, rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care — Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.

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

The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub. L. No. 110-173) (the “Medicare Extension Act”) significantly expanded medical necessity reviews by the Centers for Medicare & Medicaid Services (“CMS”) by requiring long-term acute care hospitals to institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care. In addition, the Medicare Extension Act, among other things, provided the following long-term acute care hospital payment policy changes, all of which were extended for two years by the Affordable Care Act:

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

On August 27, 2009, CMS published a final rule which finalized policies to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275). This rule continued reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals.

On August 16, 2010, CMS published its final rule updating LTAC PPS for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the rule, the LTAC PPS standard federal payment rate in fiscal year

2011 reflects a 2.5% increase in the market basket index (before taking into account the 50 basis point reduction required by the Affordable Care Act), less a 2.5% adjustment to account for an increase in case-mix in fiscal year 2008 and 2009 that CMS attributes to changes in documentation and coding practices, rather than patient severity. CMS estimates that net payments to long-term acute care hospitals under the final rule would increase by approximately $22.3 million, or 0.5%, in fiscal year 2011 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments.

We regularly assess the financial implications of CMS’s rules on the operators of our long-term acute care hospitals, but we cannot assure you that the current rules or future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors — Risks Arising from Our Business — Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

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

In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 (“BBRA”). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps was subsequently extended multiple times by Congress, but these extensions expired on December 31, 2009 and have not been renewed by Congress.

Pursuant to its final rule updating SNF PPS for the 2006 fiscal year, CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories. The result of this refinement, which became effective on January 1, 2006, was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

Under its final rule updating LTC-DRGs for the 2007 fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005. The rule also included various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.

Under its final rule updating SNF PPS for the 2010 fiscal year CMS recalibrated the case-mix indexes for the resource utilization groups (RUGs) used to determine the daily payment for beneficiaries in skilled nursing facilities and implemented the RUG-IV classification model for skilled nursing facilities for fiscal year 2011; however, such implementation was delayed by the Affordable Care Act and will now occur in fiscal year 2012.

On July 22, 2010, CMS published its notice updating SNF PPS for the 2011 fiscal year (October 1, 2010 through September 30, 2011). Under the notice, the update to the SNF PPS standard federal payment rate for skilled nursing facilities includes a 2.3% increase in the market basket index for the 2011 fiscal year. The notice also provides a 0.6% negative adjustment due to an overestimated increase in the market basket index for the 2009 fiscal year. CMS estimates that net payments to skilled nursing facilities as a result of the market basket increase and the adjustment under the notice would increase by approximately $542 million, or 1.7%, in fiscal year 2011.

The notice includes other provisions, such as the introduction of concurrent therapy, implementation of the MDS 3.0 assessment tool, changes to the look-back period and modification of the implementation schedule for the RUG-IV classification model, that may additionally affect net payments to skilled nursing facilities.

On November 2, 2010, CMS placed on public display its final Medicare Physician Fee Schedule rule for the 2011 calendar year, which became effective on January 1, 2011. The rule set a $1,870 cap on physical therapy and speech-language pathology services and a separate $1,870 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process. Congress passed the Medicare and Medicaid Extenders Act of 2010 (Pub. L. No. 111 309), which was signed into law on December 15, 2010, to lift the caps on therapy services and continue the exceptions process.

We regularly assess the financial implications of CMS’s rules on the operators of our skilled nursing facilities, but we cannot assure you that the current rules or future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely impact our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors — Risks Arising from Our Business — Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators” included in Item 1A of this Annual Report on Form 10-K.

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

In the Deficit Reduction Act of 2005 (Pub. L. No. 109 171), Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 federal fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators. In addition, as part of the Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432), Congress reduced the ceiling on taxes that states may impose on healthcare providers and which would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%. Nationally, it was anticipated that this reduction would have a negligible effect, impacting only those states with taxes in excess of 5.5%. The ceiling is scheduled to revert back to 6% on October 1, 2011. We have not ascertained the impact of this reduction on our skilled nursing facility operators.

The American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”), which was signed into law on February 17, 2009, provides additional funding for health care improvement, expansion and research, as well as Medicaid relief to the states. The Recovery Act temporarily increased federal payments to state Medicaid programs by $86.6 billion through, among other things, a 6.2% increase in the federal share of Medicaid expenditures across the board, with additional funds available depending on a state’s federal medical assistance percentage and unemployment rate. Though the Medicaid federal assistance payments were originally expected to expire on December 31, 2010, the President’s fiscal year 2011 budget submitted to Congress in February 2010 proposed, and Congress approved in August 2010, a six-month extension of those payments through June 30, 2011. The Recovery Act also requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements.

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

Environmental Regulation

As a real property owner, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Although we do not generally operate or manage our properties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. These costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors — Risks Arising from Our Business — If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs” included in Item 1A of this Annual Report on Form 10-K.

Under the terms of our lease and management agreements, we generally have a right to indemnification by the current operators and managers of our properties for contamination caused by them. For example, the Kindred Master Leases provide that Kindred will indemnify us against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time on or after the applicable lease commencement date and from any condition permitted to deteriorate on or after such date (including as a result of migration from adjacent properties not owned or operated by us or any of our affiliates other than Kindred and its direct affiliates). However, we cannot assure you that our operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims. See “Risk Factors — Risks Arising from Our Business — We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

In general, we have also agreed to indemnify our tenants against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our Sunrise-managed properties, we have agreed to indemnify Sunrise against any environmental claims (including penalties and clean-up costs) resulting from any condition on those properties, unless Sunrise caused or contributed to that condition.

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2010 and do not expect that we will have to make any such material capital expenditures during 2011.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain U.S. federal income tax considerations that you may deem relevant as a holder of our common stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders that may be subject to special rules, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “— Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. persons and foreign corporations (except to the extent discussed below under “— Special Tax Considerations for Non-U.S. Stockholders”).

The statements in this section are based on the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations and administrative and judicial interpretations thereof. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this discussion is qualified in its entirety by the authorities listed above, as in effect on the date hereof. We cannot assure you that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement herein to be inaccurate.

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

Notwithstanding such qualification, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “— Requirements for Qualification as a REIT — Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have net income from the sale or other disposition of “foreclosure property” (see below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on that income. See “— Requirements for Qualification as a REIT — Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income will be subject to a 100% tax.

We may also be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate-level tax). If we dispose of any such asset and recognize gain on the disposition during the ten-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally will be subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset. Effective January 1, 2009, our Kindred assets were no longer subject to Built-in Gains Tax. The 21 Brookdale assets we acquired in connection with our Provident acquisition will remain subject to Built-in Gains Tax until November 2014.

In addition, if we fail to satisfy either of the gross income tests for qualification as a REIT (as discussed below), but still maintain such qualification under the relief provisions of the Code, we will be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test, multiplied by a fraction intended to reflect our profitability. If we violate one or more of the REIT asset tests (as discussed below), we may avoid a loss of our REIT status if we qualify under certain relief provisions and, among other things, pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. If we fail to satisfy any requirement for REIT qualification, other than the gross income or assets tests mentioned above, but nonetheless maintain such qualification by meeting certain other requirements, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on certain transactions with a taxable REIT subsidiary that are not conducted on an arm’s-length basis.

See “— Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.

Requirements for Qualification as a REIT

To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to stockholders.

Organizational Requirements

The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of twelve months, or during a proportionate part of a shorter taxable year (the “100 Shareholder Rule”); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the “5/50 Rule”); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service (“IRS”) that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.

We believe but cannot assure you that we have satisfied and will continue to satisfy the organizational requirements for qualification as a REIT. Our certificate of incorporation contains certain restrictions on the transfer of our shares that are intended to prevent a concentration of ownership of our stock that would cause us to fail the 5/50 Rule or the 100 Shareholder Rule; however, we cannot assure you that these restrictions will actually prevent such concentration or our failure to qualify as a REIT.

In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status. We believe that we have not had any accumulated earnings and profits that are attributable to non-REIT periods, although the IRS is entitled to challenge that determination.

Gross Income Tests

We must satisfy two annual gross income requirements to qualify as a REIT:

•	At least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (as defined in the Code)) and, in certain circumstances, interest on certain types of temporary investment income; and

•	At least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

We believe but cannot assure you that we have been and will continue to be in compliance with the gross income tests described above. If we fail to satisfy one or both gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we qualify under certain relief provisions of the Code, in which case we would be subject to a 100% tax on the income exceeding one or both of the gross income tests. If we fail to satisfy one or both of the gross income tests and do not qualify under the relief provisions for any taxable year, we will not qualify as a REIT for that year, which would have a Material Adverse Effect on us.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

•	At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interest in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”); and

•	Of the investments not meeting the requirements of the 75% asset test, the value of any one issuer’s debt and equity securities owned by us (other than our interest in any entity classified as a partnership for federal income tax purposes, the stock of a taxable REIT subsidiary or the stock of a qualified REIT subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities (the “10% voting securities test”) or 10% of the value of any one issuer’s outstanding securities, subject to limited “safe harbor” exceptions (the “10% value test”).

In addition, no more than 25% of the value of our assets can be represented by securities of taxable REIT subsidiaries (the “25% TRS test”).

We believe but cannot assure you that we have been and will continue to be in compliance with the asset tests described above. If we fail to satisfy the asset tests at the end of our second, third or fourth calendar quarter, we may nevertheless continue to qualify as a REIT if we satisfied all of the asset tests at the close of the preceding calendar quarter and the discrepancy between the value of our assets and the asset test requirements is due to changes in the market values of our assets and not in any part caused by an acquisition of non-qualifying assets.

Furthermore, if we fail to satisfy any of the asset tests at the end of any calendar quarter without curing such failure within 30 days after the end of such quarter, we would fail to qualify as a REIT unless we qualified under certain relief provisions enacted as part of the American Jobs Creation Act of 2004. Under one relief provision, we would continue to qualify as a REIT if our failure to satisfy the 5% asset test, the 10% voting securities test or the 10% value test is due to the ownership of assets having a total value not exceeding the lesser of 1% of our assets at the end of the relevant quarter or $10 million and we disposed of such assets (or otherwise met such asset tests) within six months after the end of the quarter in which the failure was identified. If we fail to satisfy any of the asset tests for a particular quarter but do not qualify under the relief provision described in the preceding sentence, then we would be deemed to have satisfied the relevant asset test if: (i) following identification of the failure, we filed a schedule with a description of each asset that caused the failure; (ii) the failure is due to reasonable cause and not willful neglect; (iii) we disposed of the non-qualifying asset (or otherwise met the relevant asset test) within six months after the end of the quarter in which the failure was identified; and (iv) we paid a penalty tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during the period beginning on the first date of the failure and ending on the date we disposed of the asset (or otherwise cured the asset test failure). We cannot predict, however, whether in all circumstances we would be entitled to the benefit of these relief provisions. If we fail to satisfy any of the asset tests and do not qualify for the relief provisions, we will lose our REIT status, which would have a Material Adverse Effect on us.

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in that case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “— Annual Distribution Requirements” below.

Foreclosure property treatment will end on the first day on which we enter into a lease of the applicable property that will give rise to income that does not constitute “good REIT” income under Section 856(c)(3) of the Code. In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building or other improvement more than 10% complete before default became imminent). Foreclosure property treatment (other than for qualified healthcare property) is available for an initial period of three years and may, in certain circumstances, be extended for an additional three years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may, in certain circumstances, be extended for an additional four years.

Taxable REIT Subsidiaries

A taxable REIT subsidiary, or “TRS,” is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. We are permitted to own up to 100% of a TRS, subject to the 25% TRS test, but there are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments that we receive or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.

Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus the sum of certain items of non-cash income. These dividends must be paid in the taxable year to which they relate, or in the following taxable year if (i) they are declared in October, November or December, payable to stockholders of record on a specified date in any one of those months and actually paid during January of such following year or (ii) they are declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration, and we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend as treated as paid in the prior year. To the extent we do not distribute all of our net capital gain or at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of our net operating loss or capital loss carryforwards. If we pay any Built-in Gains Taxes, those taxes will be deductible in computing REIT taxable income. Moreover, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such calendar year) at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe but cannot assure you that we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2010. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending

December 31, 2011 and subsequent years, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.

In Revenue Procedure 2010-12, the IRS stated that it would treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 through 2012, provided that stockholders can elect to receive the distribution in either cash or stock, subject to certain limitations. Any stock so distributed would be taxable to the recipient. We may choose to declare stock dividends in accordance with Revenue Procedure 2010-12 or otherwise. We also have net operating loss carryforwards that we can use to reduce our annual distribution requirements. See “Note 12 — Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Failure to Continue to Qualify

If we fail to satisfy one or more requirements for REIT qualification, other than by violating a gross income or asset test for which relief is otherwise available as described above, we would retain our REIT qualification if the failure is due to reasonable cause and not willful neglect and if we pay a penalty of $50,000 for each such failure. We cannot predict, however, whether in all circumstances we would be entitled to the benefit of this relief provision.

If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests without qualifying for any applicable relief provisions), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated), except to the extent of our net operating loss and capital loss carryforwards, and distributions to stockholders would not be deductible by us, nor would they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income, and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. We cannot predict, however, whether we would be entitled to such relief.

Federal Income Taxation of U.S. Stockholders

As used herein, the term “U.S. Stockholder” refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia, an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source, or a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust or (ii) the trust has elected under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our common stock as a capital asset.

As long as we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains. The tax rate applicable to such capital gains will depend on the stockholder’s holding period for the shares. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year.

We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders (including for purposes of the 4% excise tax discussed above under “— Requirements for Qualification as a REIT — Annual Distribution Requirements”). If we make such an election, our stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder’s shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.

Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, we would carry over those losses for potential offset against our future income, subject to certain limitations. Taxable distributions from us and gain from the disposition of our common stock will not be treated as passive activity income, and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.

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

Taxation of U.S. Stockholders on the Disposition of Shares of Common Stock

In general, a U.S. Stockholder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our common stock as long-term capital gain or loss if the stockholder has held the shares for more than one year, and otherwise as short-term capital gain or loss. However, a U.S. Stockholder must treat any loss upon a sale or exchange of shares of our common stock held for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us which the stockholder treats as long-term capital gain. All or a portion of any loss that a U.S. Stockholder realizes upon a taxable disposition of our common stock may be disallowed if the stockholder purchases other shares of our common stock within 30 days before or after the disposition.

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our common stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.

Special Tax Considerations for Non-U.S. Stockholders

As used herein, the term “Non-U.S. Stockholder” refers to nonresident alien individuals, foreign corporations, foreign estates and foreign trusts, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax,” unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

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

For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our common shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our common shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to a 30% branch profits tax if the recipient is a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 5% of our common shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability. Capital gain dividends not attributable to gain on the sale or exchange of U.S. real property interests are not subject to U.S. taxation if there is no withholding requirement.

If a Non-U.S. Stockholder does not own more than 5% of our common shares at any time during the one-year period ending on the date of a distribution, the gain will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return by receiving such a distribution. In this case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to possible withholding), as described above. In addition, the branch profits tax will not apply to the distribution. For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time).

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

Information Reporting Requirements and Backup Withholding Tax

Information returns may be filed with the IRS and backup withholding tax may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our common stock. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28% and scheduled to increase to 31% in 2011) with respect to distributions paid and proceeds from a disposition of our common stock unless such holder is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.

Backup withholding is not an additional tax. Rather, the U.S. federal income tax liability of persons subject to backup withholding tax will be offset by the amount of tax withheld. If backup withholding tax results in an overpayment of U.S. federal income taxes, a refund or credit may be obtained from the IRS, provided the required information is furnished timely thereto.

As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that is a U.S. person, a foreign partnership that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, or a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.

Other Tax Consequences

State and Local Taxes

We and/or our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. State and local tax treatment may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to federal, foreign and other tax laws, in connection with an investment in our common stock.

Possible Legislative or Other Actions Affecting Tax Consequences

You should recognize that future legislative, judicial and administrative actions or decisions, which may be retroactive in effect, could adversely affect our federal income tax treatment or the tax consequences of an investment in shares of our common stock. The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts.

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

We lease a substantial portion of our properties to Kindred and Brookdale Senior Living, and each of them is a significant source of our total revenues and operating income. Since the Kindred Master Leases and our leases with Brookdale Senior Living are triple-net leases, we depend on Kindred and Brookdale Senior Living not only for rental income, but also to pay insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. Any inability or unwillingness by Kindred or Brookdale Senior Living to make rental payments to us or to otherwise satisfy its obligations under its agreements with us could have a Material Adverse Effect on us. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Kindred and Brookdale Senior Living have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its indemnification obligations.

The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us.

Sunrise currently manages 79 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our total revenues and operating income. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our properties efficiently and effectively. We also rely on Sunrise to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate those properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise to enhance its pay and benefits package to compete effectively for such personnel, and Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise to attract and retain qualified personnel, or changes in Sunrise’s senior management could adversely affect the income we receive from our Sunrise-managed communities and have a Material Adverse Effect on us.

In addition, any adverse developments in Sunrise’s business and affairs, financial strength or ability to operate our properties efficiently and effectively could have a Material Adverse Effect on us. If Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to the weakened economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, the inability to renew or extend its revolving credit facility, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings under the U.S. Bankruptcy Code by or against Sunrise, any one or a combination of which could have a Material Adverse Effect on us.

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

We cannot predict whether our tenants will renew existing leases upon their expiration. If the Kindred Master Leases, our leases with Brookdale Senior Living or any of our other leases are not renewed, we would be required to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for such repositioning and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of the lease term or in the event we exercise our right to replace a tenant upon a lease default, during any period that we are attempting to locate a suitable replacement tenant or operator, there could be a decrease or cessation of rental payments on those properties. We also might not be successful in identifying suitable replacements or entering into leases with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value and avoid the imposition of liens on properties while they are being repositioned.

Our ability to reposition our properties with another suitable tenant or operator could be significantly delayed or limited by various state licensing receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In the case of our MOBs, our ability to locate suitable replacement tenants could be impaired by the specialized medical uses of those properties, and we may be required to spend substantial amounts to adapt the MOB to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a Material Adverse Effect on us.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.

We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Certain of our leases contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If the revenues generated by our triple-net leased properties as a result of weak economic conditions or other factors or the Consumer Price Index does not increase, our revenues attributes to these leases may not increase.

The weakened economy could adversely impact our operating income and earnings, as well as the results of operations of our tenants and operators, which could impair their ability to meet their obligations to us.

Continued concerns about the U.S. economy and the systemic impact of high unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect our ability to generate revenues and/or increase our costs at our Sunrise-managed properties, thereby reducing our operating income and earnings. It could also have an adverse impact on the ability of our tenants and operators to maintain occupancy and rates in our properties, which could harm their financial condition. These economic conditions could cause us to experience operating deficiencies at our Sunrise-managed properties and/or cause our tenants and operators to be unable to meet their rental payments and other obligations due to us, which could have a Material Adverse Effect on us.

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

We intend to continue to pursue investments in, and/or acquisitions or development of, additional seniors housing and/or healthcare assets domestically and internationally, subject to the contractual restrictions contained in our unsecured revolving credit facilities and the indentures governing our outstanding senior notes. Investments in and acquisitions of these properties, including our pending Atria acquisition, entail general risks associated with any real estate investment, including risks that the investment will fail to perform in accordance with expectations, that the estimates of the cost of improvements necessary for acquired properties will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Furthermore, healthcare properties are often highly customized and may require costly tenant-specific improvements.

In addition, any new development projects that we pursue would be subject to risks of construction delays or cost overruns that may increase project costs, new project commencement risks such as receipt of zoning, occupancy and other required governmental approvals and permits and the risk of incurring development costs in connection with projects that are not pursued to completion. Investments in and acquisitions of properties outside the United States would also expose us to legal, economic and market risks associated with operating in foreign countries, such as currency and tax risks. If we incur additional debt or issue equity securities, or both, to finance future investments, acquisitions or development activity (as we intend to do in our pending Atria acquisition), our leverage could increase or our per share financial results could be reduced.

When we attempt to finance, acquire or develop properties, we compete with healthcare providers, other healthcare REITs, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors, some of whom may have greater financial resources and lower costs of capital than we do. Our ability to compete successfully for investment and acquisition opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. See “Business — Competition” included in Item 1 of this Annual Report on Form 10-K. Even if we succeed in identifying and competing for such opportunities, we could encounter unanticipated difficulties and expenditures relating to the properties or businesses we invest in or acquire, the investment or acquisition could divert management’s attention from our existing business, or the value of such investment or acquisition could decrease substantially, some or all of which could have a Material Adverse Effect on us.

As we invest in, and/or acquire or develop, additional seniors housing and/or healthcare assets or businesses, we expect that the number of operators of our properties and, potentially, our business segments will increase. We cannot assure you that we will have the capabilities to successfully monitor and manage a portfolio of properties with a growing number of operators and/or manage such businesses. Moreover, in some cases, acquisitions require the integration of companies that have previously operated independently. Successful integration of the operations of those companies will depend primarily on our ability to consolidate operations, systems, procedures and personnel to eliminate redundancies and costs. Potential difficulties we could encounter during integration include the loss of key employees, disruption of our business, possible inconsistencies in standards, controls, procedures and policies, and the assumption of unexpected liabilities. In addition, projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process could prove to be inaccurate. If we experience any of these difficulties, or if we later discover additional liabilities or experience unforeseen costs relating to acquisitions, we might not achieve the economic benefit we expect, which could have a Material Adverse Effect on us.

Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically than if our investments were diversified.

We invest primarily in real estate — in particular, seniors housing and healthcare properties. This concentration exposes us to all of the risks inherent in investments in real estate to a greater degree than if our portfolio was diversified, and these risks are magnified by the fact that our real estate investments are limited to properties used in the seniors housing or healthcare industries. If the current downturn in the real estate industry continues or intensifies, it could adversely affect the value of our properties and our ability to sell properties for a price or on terms acceptable to us. A downturn in the seniors housing or healthcare industries could negatively impact our operating income and earnings, as well as our operators’ ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

Because real estate investments are relatively illiquid, our ability to quickly sell or exchange any of our properties in response to changes in economic or other conditions will be limited. In addition, transfers of healthcare properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot give any assurances that we will recognize full value for any property that we are required to sell for liquidity reasons. This inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

The healthcare industry is highly competitive. The occupancy levels at, and revenues from, our properties depend on the ability of our operators and managers to successfully compete with other operators and managers, including on the bases of scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price, and location. We cannot be certain that our operators and managers will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Moreover, our operators and managers may encounter increased competition in the future that could limit their ability to attract residents and patients or expand their businesses, which could materially adversely affect their ability to meet their obligations to us and, in turn, could have a Material Adverse Effect on us.

Furthermore, the healthcare industry is highly regulated, and changes in government regulation and reimbursement in the past have had material adverse consequences on the industry in general, which consequences may not have been contemplated by lawmakers and regulators. We cannot assure you that future changes in government regulation of healthcare will not have a material adverse effect on the healthcare industry, including our seniors housing and healthcare operations, tenants and operators. Our ability to invest in non-seniors housing or non-healthcare properties is restricted by the terms of our unsecured revolving credit facilities, so these adverse effects may be more pronounced than if we diversified our investments outside of real estate or outside of seniors housing or healthcare properties.

Our tenants, operators and managers may be adversely affected by increasing healthcare regulation and enforcement.

Over the last several years, the regulatory environment surrounding the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred, Brookdale Senior Living and Sunrise. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements which may be entered into by healthcare providers. Changes in enforcement policies by federal and state governments have resulted in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation — Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K.

If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil and/or criminal penalties and/or be required to make significant changes to their operations. Our tenants, operators and managers also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us. We are unable to predict the future course of federal, state and local regulation or legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulation and legislation, and any changes in the regulatory framework could likewise have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

Kindred and certain of our other tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Various federal and state legislative and regulatory proposals have been made that would implement cost-containment measures that limit payments to healthcare providers. Budget crises and financial shortfalls could also cause states to implement Medicaid rate freezes or cuts. See “Governmental Regulation — Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. In addition, private third-party payors have continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by Kindred and our other tenants and operators that are currently being reimbursed by Medicare, Medicaid or private payors. Significant limits by governmental and private third-party payors on the scope of services reimbursed and on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

We have only limited rights to terminate our management agreements with Sunrise, and we may be unable to replace Sunrise if our management agreements are terminated or not renewed.

We and Sunrise are parties to long-term management agreements pursuant to which Sunrise currently provides comprehensive property management services with respect to 79 of our seniors housing communities. Each management agreement has an original term of 30 years commencing as early as 2004, but may be terminated by us upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any licenses or certificates necessary for operation), subject in most cases to Sunrise’s rights to cure such defaults. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, we may terminate management agreements based on the failure to achieve certain NOI targets or to comply with certain expense control covenants. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

In the event that our management agreements with Sunrise are terminated for any reason or are not renewed upon expiration of their terms, we will have to find another manager for the properties covered by those agreements. We believe there are a number of qualified national and regional seniors care providers that would be interested in managing our Sunrise-managed properties. However, we cannot assure you that we will be able to locate another suitable manager or, if we are successful in locating such a manager, that it will manage the properties effectively. Moreover, any such replacement manager would require approval by the applicable regulatory authority and, in most cases, the mortgage lender of the applicable property. We cannot assure you that such approvals would be granted or that, if granted, the process of seeking such approvals would not cause delay. Any inability or lengthy delay in replacing Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners and our exposure to potential losses from the actions of our joint venture partners.

As of December 31, 2010, we had controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties, and we had noncontrolling interests of between 5% and 20% in 58 MOBs owned through joint ventures with institutional third parties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•	We may be prevented from taking actions that are opposed by our joint venture partners. Under certain of our joint venture arrangements, we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property. For joint ventures where we have a noncontrolling interest our joint venture partners may take actions that we oppose;

•	Our ability to transfer our interest in a joint venture to a third party may be restricted. Prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in such joint ventures;

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•	Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that could increase our expenses, distract our officers and/or directors from focusing their time and effort on our business and disrupt the day-to-day operations of the property, such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	We may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

We may be adversely affected by fluctuations in currency exchange rates.

We currently own twelve seniors housing communities in the Canadian provinces of Ontario and British Columbia. As a result, we are subject to fluctuations in U.S. and Canadian exchange rates, which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of our net income. In addition, if we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.

Revenues from our senior living operations are dependent on private pay sources; Events which adversely affect the ability of seniors to afford our daily resident fees could cause our occupancy rates, resident fee revenues and results of operations to decline.

By and large, assisted and independent living services currently are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Hence, substantially all of the resident fee revenues generated by our senior living operations are derived from private pay sources consisting of income or assets of residents or their family members. In general, due to the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. The current economic downturn and depressed housing market, as well as other events such as changes in demographics, could adversely affect the ability of seniors to afford these fees. If Sunrise or another manager is unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident fee revenues and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.

Our ownership of certain properties subject to ground lease, air rights or other restrictive agreements exposes us to the loss of such properties upon breach or termination of such agreements, limits our uses of these properties and restricts our ability to sell or otherwise transfer such properties.

We hold interests in certain of our MOB properties through leasehold interests in the land on which the buildings are located, through leases of air rights for the space above the land on which the buildings are located or through similar agreements, and we may acquire or develop additional properties in the future that are subject to similar ground lease, air rights or other restrictive agreements. Under these agreements, we are exposed to the possibility of losing our interests in the property upon termination or an earlier breach by us. In addition, many of our ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties and restrict our right to convey our interest in such agreements, which may limit our ability to timely sell or exchange the properties and impair their value.

Overbuilding in markets in which our seniors housing communities and MOBs are located could adversely affect our future occupancy rates, operating margins and profitability.

Barriers to entry in the assisted living and MOB industries are not substantial. Consequently, the development of new seniors housing communities or MOBs could outpace demand. If the development of new seniors housing communities or MOBs outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability.

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

Volatility or disruption in the capital markets could prevent our counterparties from satisfying their obligations to us.

Uncertainty in the capital markets and tightening of credit markets, similar to that experienced in recent years, could make accessing new capital more challenging and more expensive for our counterparties. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. In addition, any difficulty experienced by our other counterparties, such as letters of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, in accessing capital or other sources of funds could prevent such counterparties from remaining viable entities and/or satisfying their obligations to us, which could have a Material Adverse Effect on us.

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

As part of our MOB development business, we provide engineering, construction and architectural services, and design, construction or systems failures may result in substantial injury or damage to clients and/or third parties. Injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance, if any claim results in a loss, we cannot assure you that our insurance coverage would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to make a payment for the difference and could lose our investment in, and/or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.

Significant legal actions could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operation.

From time to time, we may be directly involved in lawsuits and other legal proceedings. We may also be named as defendants in lawsuits arising out of alleged actions of our tenants, operators and managers for which such tenants, operators and managers have agreed to indemnify, defend and hold us harmless from and against certain claims and liabilities. An unfavorable resolution of pending or future litigation could have a Material Adverse Effect on us.

Our tenants, operators and managers continue to experience increases in both the frequency and severity of professional liability claims. In addition to large compensatory claims, plaintiffs’ attorneys continue to seek significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against healthcare providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, the insurance coverage of our tenants, operators and managers might not cover all claims against them or continue to be available to them at a reasonable cost. If our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, they may be exposed to substantial liabilities.

In addition, many healthcare providers are pursuing different organizational and corporate structures coupled with self-insurance programs that provide less insurance coverage. For example, Kindred insures its professional liability risks, in part, through a wholly owned, limited purpose insurance company, which insures initial losses up to specified coverage levels per occurrence with no aggregate coverage limit. Coverage for losses in excess of those per occurrence levels is maintained through unaffiliated commercial insurance carriers up to an aggregate limit, and all claims in excess of the aggregate limit are then insured by the limited purpose insurance company. Similarly, Sunrise maintains a self-insurance program to cover its general and professional liabilities. Our tenants, operators and managers, like Kindred and Sunrise, that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies that rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims.

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

Our MOB operations depend on the viability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located is unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may not be able to compete successfully or it could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a Material Adverse Effect on us.

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

A key component of our MOB long-term growth strategy is exploring development opportunities and, when appropriate, making investments in those projects. In deciding whether to make an investment in a particular MOB development, we make certain assumptions regarding the expected future performance of that property. These assumptions are subject to risks normally associated with these projects, including, among others:

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

Moreover, in MOB development projects undertaken on a fee-for-service basis, we generally construct properties for clients in exchange for a fixed fee, which creates risks such as the inability to pass on increased labor and construction material costs to our clients, development and construction delays that could give our counterparties the right to receive penalties from us, and bankruptcy or default by our contractors. We attempt to mitigate these risks by establishing certain limits on our obligations, shifting some of the risk to the general contractor and/or seeking other legal protections.

If any of the foregoing risks occur, our MOB development projects, including development projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns, which could materially adversely affect our MOB operations and have a Material Adverse Effect on us.

Our operators may be sued under a federal whistleblower statute.

Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation — Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the operators’ liquidity, financial condition and results of operation and on their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. See “Governmental Regulation — Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.

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

We have assumed certain liabilities in connection with our past acquisitions, such as the Lillibridge acquisition, including, in some cases, contingent liabilities, and we expect to assume certain liabilities in connection with the Atria acquisition, if consummated. As we integrate these acquisitions, we may learn additional information about the seller and assumed liabilities that adversely affects us, such as:

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

In order to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan, we may need to raise additional capital. In recent years, the global capital and credit markets have experienced a period of extraordinary turmoil and upheaval, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. This disruption in the credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets created difficult conditions for REITs and other companies to access capital or other sources of funds. These conditions included greater stock price volatility, significantly less liquidity, widening of credit spreads and a lack of price transparency. Although access to capital and other sources of funding improved in 2010, conditions remain difficult and could deteriorate further. We cannot predict for how long access to capital and other sources of funding will remain constrained or the extent to which our results of operation and financial condition may be adversely affected.

While we currently have no reason to believe that we will be unable to access our unsecured revolving credit facilities in the future, concern about the stability of the markets generally and the strength of borrowers specifically led many lenders and institutional investors in recent years to reduce and, in some cases, cease funding to borrowers. In addition, the financial institutions that are parties to our unsecured revolving credit facilities might have incurred losses or might have reduced capital reserves on account of their prior lending to borrowers, their holdings of certain mortgage securities or their other financial relationships. As a result, these financial institutions might be or become capital constrained and might tighten their lending standards, or become insolvent. If they experience shortages of capital and liquidity, or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, these lenders might not be able or willing to honor their funding commitments to us, which would adversely affect our ability to draw on our unsecured revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. Continued adverse conditions in the credit markets in future years could also adversely affect the availability and terms of future borrowings, renewals or refinancings.

To address any such capital constraints, we could, among other things, (i) obtain commitments from the remaining banks in our lending group or from new banks to fund increased amounts under the terms of our unsecured revolving credit facilities, (ii) access the public capital markets, (iii) obtain secured loans from government-sponsored entities, pension funds or similar sources, (iv) decrease or eliminate distributions to our stockholders or pay taxable stock dividends, and/or (v) delay or cease our acquisition and investment activity. As with other public companies, the availability of debt and equity capital depends, in part, on the trading levels of our bonds and the market price of our common stock, which, in turn, depend upon various market conditions, such as the market’s perception of our financial condition, our growth potential and our current and future earnings and cash distributions, that change from time to time. Our failure to meet the market’s expectation with regard to future earnings and cash distributions would likely adversely affect our bond trading levels and the market price of our common stock. Moreover, a significant downgrade in the ratings assigned to our long-term debt could cause our borrowing costs to increase and impact our ability to access capital. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us. Restrictions on our uses and right to transfer our properties under certain healthcare regulations, ground leases, mortgages and other agreements to which our properties may be subject could adversely impact our ability to timely liquidate those investments and could impair the value of our properties. We cannot assure you that we will be able to raise the necessary capital to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business plan, and the failure to do so could have a Material Adverse Effect on us.

We may become more leveraged.

As of December 31, 2010, we had approximately $2.9 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, and we may borrow additional funds, which may include secured borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and to make distributions to stockholders. A high level of indebtedness could also have the following consequences:

•	Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate and/or healthcare industries;

•	Potential impairment of our ability to obtain additional financing for our business strategy; and

•	Potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing our cost of borrowing.

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

Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments, in addition to any other indebtedness cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could have a Material Adverse Effect on us.

Risks Arising from Our Status as a REIT

Loss of our status as a REIT would have significant adverse consequences to us and the value of our common stock.

If we lose our status as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available for satisfying our obligations and for distribution to our stockholders for each of the years involved because:

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

To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Certain U.S. Federal Income Tax Considerations — Requirements for Qualification as a REIT — Annual Distribution Requirements” included in Item 1 of this Annual Report on Form 10-K. The indentures governing our outstanding senior notes permit us to make annual distributions to our stockholders in an amount equal to the minimum amount necessary to maintain our REIT status so long as the ratio of our Debt to Adjusted Total Assets (as each term is defined in the indentures) does not exceed 60% and to make additional distributions if we pass certain other financial tests. However, distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.

Although we anticipate that we generally will have sufficient cash or liquid assets to enable us to satisfy the REIT distribution requirement, it is possible that, from time to time, we may not have sufficient cash or other liquid assets to meet the 90% distribution requirement. This may be due to timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand. In addition, non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions also may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may, if possible, borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “— Risks Arising from Our Capital Structure — Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in some of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.9% of our outstanding preferred stock or 9.0% of our common stock, the shares that are beneficially owned in excess of the applicable limit are considered to be “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. We have the right to buy the excess shares for a purchase price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we buy the shares, but if we do not purchase them, the trustee of the trust is required to transfer the excess shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

If we decide to pay taxable stock dividends to meet the REIT distribution requirements, your tax liability may be greater than the amount of cash you receive.

Under Revenue Procedure 2010-12, the IRS has stated that it will treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 through 2012 if each stockholder can elect to receive the distribution in cash, even if the aggregate cash amount paid to all stockholders is limited, provided certain requirements are met. Accordingly, if we decide to pay a stock dividend in accordance with Revenue Procedure 2010-12, your tax liability with respect to such dividend may be significantly greater than the amount of cash you receive.

ITEM 1B.	Unresolved Staff Comments

None.

ITEM 2.	Properties

Seniors Housing and Healthcare Properties

As of December 31, 2010, we owned 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 MOBs and other properties in 43 U.S. states, the District of Columbia and two Canadian provinces. We believe that the asset class, geographic, revenue source and business model diversity of our portfolio makes us less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state.

At December 31, 2010, we had mortgage loan obligations outstanding in the aggregate principal amount of $1.3 billion, secured by 114 of our properties.

The following table sets forth select information regarding the properties we owned as of December 31, 2010 for each geographic location in which we own property:

	Seniors Housing		Skilled Nursing					Other
	Communities		Facilities		Hospitals		MOBs	Properties
	Number of		Number of	Licensed	Number of	Licensed	Number of	Number of
Geographic Location	Properties	Units	Facilities	Beds	Hospitals	Beds	Properties	Properties

Alabama	2	220	2	329	—	—	3	—
Arizona	8	654	3	462	2	109	1	—
Arkansas	5	337	—	—	—	—	—	—
California	26	3,298	6	771	5	455	1	—
Colorado	6	459	4	464	1	68	9	—
Connecticut	4	458	5	522	—	—	—	—
District of Columbia	—	—	—	—	—	—	2	—
Florida	14	1,441	—	—	6	511	8	—
Georgia	10	837	4	520	—	—	5	—
Idaho	1	70	7	624	—	—	—	—
Illinois	16	2,561	1	82	4	430	16	—
Indiana	9	1,001	13	1,844	1	59	11	—
Kansas	2	69	—	—	—	—	—	—
Kentucky	—	—	27	3,041	2	424	—	—
Louisiana	1	58	—	—	1	168	—	—
Maine	—	—	8	654	—	—	—	—
Maryland	2	149	—	—	—	—	1	—
Massachusetts	6	856	26	2,668	2	109	—	—
Michigan	8	644	—	—	—	—	9	—
Minnesota	9	617	1	140	—	—	1	—
Missouri	1	173	—	—	2	227	14	—
Montana	1	106	2	276	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—
Nevada	—	—	2	174	1	52	—	—
New Hampshire	—	—	—	512	—	—	—	—
New Jersey	9	718	3	153	—	—	—	—
New Mexico	4	445	1	—	1	61	—	—
New York	14	1,285	—	—	—	—	—	—
North Carolina	7	504	—	1,730	1	124	—	—
Ohio	15	1,077	16	1,575	—	—	15	—
Oklahoma	—	—	12	—	1	59	—	—
Oregon	—	—	—	205	—	—	—	—
Pennsylvania	24	1,598	2	797	2	115	4	—
Rhode Island	—	—	6	197	—	—	—	—
South Carolina	2	120	2	—	—	—	1	—
Tennessee	4	283	—	397	1	49	8	—
Texas	3	262	3	—	7	496	12	8
Utah	1	79	—	411	—	—	—	—
Vermont	—	—	4	150	—	—	—	—
Virginia	5	400	1	601	—	—	—	—
Washington	3	314	4	656	—	—	—	—
West Virginia	1	59	7	—	—	—	—	—
Wisconsin	4	159	—	1,825	—	—	5	—
Wyoming	—	—	11	371	—	—	1	—

			4
Total U.S	228	21,446	187	22,151	40	3,516	127	8
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—

Total Canada	12	1,124	—	—	—	—	—	—

Total	240	22,570	187	22,151	40	3,516	127	8

Corporate Offices

We are headquartered in Chicago, Illinois, with additional offices in Louisville, Kentucky, Dallas, Texas and New York, New York. We lease all of our corporate offices.

ITEM 3.	Legal Proceedings

The information contained in “Note 15 — Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.	(Removed and Reserved)

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the “NYSE”) under the symbol “VTR.” The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NYSE and the dividends declared per share.

	Sales Price of
	Common Stock		Dividends
	High	Low	Declared

2010
First Quarter	$49.24	$40.36	$0.535
Second Quarter	50.33	43.14	0.535
Third Quarter	53.89	45.77	0.535
Fourth Quarter	56.20	48.53	0.535
2009
First Quarter	$33.49	$19.13	$0.5125
Second Quarter	32.40	21.66	0.5125
Third Quarter	40.23	27.41	0.5125
Fourth Quarter	44.91	36.19	0.5125

As of February 11, 2011, we had 162,920,524 shares of our common stock outstanding held by approximately 2,900 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 16, 2011, our Board of Directors declared the first quarterly installment of our 2011 dividend in the amount of $0.575 per share, payable in cash on March 31, 2011 to stockholders of record on March 11, 2011. We expect to distribute at least 100% of our taxable net income to our stockholders for 2011. See “Certain U.S. Federal Income Tax Considerations — Requirements for Qualification as a REIT — Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

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

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 16 — Capital Stock” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

Certain of our directors, executive officers and other employees have adopted and may, from time to time in the future, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

Our Amended and Restated Securities Trading Policy generally prohibits our directors, executive officers and other employees from pledging our equity securities to secure “margin loans.”

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2010:

	Number of Shares	Average Price
	Repurchased(1)	per Share

October 1 through October 31	—	—
November 1 through November 30	12,774	$51.27
December 1 through December 31	14,187	$52.75

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or the exercise of options granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs.

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2005 through December 31, 2010, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”), the FTSE NAREIT Healthcare Equity REIT Index (the “Healthcare REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2005 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. We have included the other indexes (other than the S&P 500 Index, of which we are a member) because we believe that they are either most representative of the industry in which we compete, or otherwise provide a fair basis for comparison with us, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2005	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010
Ventas	$100	$138	$155	$121	$168	$211
NYSE Composite Index	$100	$120	$131	$80	$102	$116
Composite REIT Index	$100	$134	$110	$68	$87	$112
Healthcare REIT Index	$100	$145	$148	$130	$162	$193
S&P 500 Index	$100	$116	$122	$77	$97	$112

ITEM 6.	Selected Financial Data

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

	As of and for the Years Ended December 31,(1)
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Operating Data
Rental income	$539,572	$496,568	$476,815	$454,496	$378,763
Resident fees and services	446,301	421,058	429,257	282,226	—
Interest expense	178,863	176,990	202,624	194,752	125,737
Property-level operating expenses	315,953	302,813	306,944	198,125	3,171
General, administrative and professional fees	49,830	38,830	40,651	36,425	26,136
Income from continuing operations attributable to common stockholders	218,370	193,120	174,054	130,242	118,001
Discontinued operations	27,797	73,375	48,549	143,439	13,153
Net income attributable to common stockholders	246,167	266,495	222,603	273,681	131,154
Per Share Data
Income from continuing operations attributable to common stockholders, basic	$1.39	$1.27	$1.24	$1.06	$1.13
Net income attributable to common stockholders, basic	$1.57	$1.75	$1.59	$2.23	$1.26
Income from continuing operations attributable to common stockholders, diluted	$1.38	$1.26	$1.24	$1.06	$1.13
Net income attributable to common stockholders, diluted	$1.56	$1.74	$1.59	$2.22	$1.25
Dividends declared per common share	$2.14	$2.05	$2.05	$1.90	$1.58
Other Data
Net cash provided by operating activities	$447,622	$422,101	$379,907	$404,600	$238,867
Net cash used in investing activities	(301,920)	(1,746)	(136,256)	(1,175,192)	(481,974)
Net cash (used in) provided by financing activities	(231,452)	(490,180)	(95,979)	802,675	242,712
FFO(2)	421,506	393,409	412,357	374,218	249,392
Normalized FFO(2)	453,981	409,045	379,469	327,136	254,878
Balance Sheet Data
Real estate investments, at cost	$6,747,699	$6,399,421	$6,256,562	$6,380,703	$3,707,837
Cash and cash equivalents	21,812	107,397	176,812	28,334	1,246
Total assets	5,758,021	5,616,245	5,771,418	5,718,475	3,256,021
Senior notes payable and other debt	2,900,044	2,670,101	3,136,998	3,346,531	2,312,021

(1)	Effective January 1, 2009, we adopted Financial Accounting Standards Board guidance relating to convertible debt instruments that may be settled in cash upon conversion. See “Note 2 — Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K for detail regarding the impact of the adoption on our Consolidated Financial Statements.

(2)	We believe that net income, as defined by generally accepted accounting principles (“GAAP”), is the most appropriate earnings measurement. However, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures are calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries, if any, relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the reversal or incurrence of contingent liabilities; (g) gains and losses for non-operational foreign currency hedge agreements; and (h) one-time expenses in connection with the Kindred rent reset process. FFO and normalized FFO presented herein are not necessarily identical to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Funds From Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of these measures to our GAAP earnings.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Our corporate and operating environment;

•	2010 operating highlights;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	Asset and liability management;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2010, our portfolio consisted of 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 medical office buildings (“MOBs”) and other properties in 43 U.S. states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), pursuant to long-term management agreements and certain of our MOBs, other than those acquired in connection with our Lillibridge Healthcare Services, Inc. (“Lillibridge”) acquisition (see “Note 4 — Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K), we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan and other investments relating to seniors housing and healthcare companies or properties as of December 31, 2010.

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

We currently operate through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See “Note 19 — Segment Information” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As of December 31, 2010, we had: 100% ownership interests in 538 of our properties, including all 79 of our seniors housing communities managed by Sunrise; controlling interests in six MOBs owned through joint ventures with partners who provide management and leasing services for the properties; and noncontrolling interests ranging between 5% and 20% in 58 MOBs owned through joint ventures with institutional third party partners. Through our Lillibridge subsidiary, we also managed an additional 31 MOBs for third parties as of December 31, 2010.

Our business strategy is comprised of three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our investment grade balance sheet and liquidity.

Access to external capital is critical to the success of our strategy as it impacts our ability to repay maturing indebtedness and to make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed rate financing. At December 31, 2010, only 5.3% of our consolidated debt was variable rate debt.

2010 Operating Highlights

2010 Highlights

•	Since February 2010, our senior unsecured debt securities have maintained investment grade ratings by all three nationally recognized rating agencies.

•	During 2010, we received $235.0 million of additional capital commitments for the portion of indebtedness under our unsecured revolving credit facilities maturing in 2012. We now have $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012.

•	Our Board of Directors declared four quarterly installments of our 2010 dividend in the amount of $0.535 per share, representing a 4.4% increase over our 2009 quarterly dividend. The quarterly installments of our 2010 dividend were paid in cash in March, June, September and December.

•	During 2010, we sold seven seniors housing communities for approximately $60.5 million, including lease termination fees of $0.7 million, and recognized a gain from these sales of approximately $17.3 million.

•	In July 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of debt. As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs comprising 1.9 million square feet; a 20% joint venture interest in 24 MOBs comprising 1.5 million square feet; and a 5% joint venture interest in 34 MOBs comprising 2.3 million square feet. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid. In December 2010, we purchased five MOBs under the Lillibridge platform for an aggregate purchase price of $36.6 million. Our portfolio now includes 158 owned or managed MOBs comprising 8.8 million square feet in 19 states and the District of Columbia.

•	In September 2010, we entered into a $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at an all-in fixed rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.

•	In October 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. We will acquire from Atria 118 private pay seniors housing communities located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Atria, based in Louisville, Kentucky, is owned by private equity funds managed by Lazard Real Estate Partners. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under long-term management agreements with us. Completion of the transaction is subject to certain conditions. We expect to complete the transaction in the first half of 2011, although we cannot assure you that the transaction will close on such timetable or at all.

•	In November 2010, we sold $400.0 million aggregate principal amount of 3.125% senior notes due 2015 issued by our subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation, at a public offering price equal to 99.528% of par, for total proceeds of $398.1 million, before the underwriting discount and expenses.

•	During 2010, we purchased or repaid $215.7 million aggregate principal amount of our outstanding senior notes, and our mortgage debt obligations decreased by $190.5 million.

•	In December 2010, we acquired Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including assumption of Sunrise’s share of mortgage debt totaling $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities, and we now own 100% of all 79 of our seniors housing communities managed by Sunrise.

•	In December 2010, we and Sunrise modified the management agreements with respect to each of our 79 Sunrise-managed seniors housing communities. Among other things, the modifications included: reduction of the management fee paid to Sunrise for the period from April 1, 2010 through December 31, 2010 and for all of 2011 to 3.50% and 3.75% per annum, respectively, after which the annual base management fee will equal 6% of revenues (with a range of 5% to 7%); a cap on the amount of incentive management fees payable to Sunrise and allocated “shared services” expenses; enhanced rights and remedies for us in the event of a Sunrise default; and reallocation of the net operating income (“NOI”) performance thresholds to include a cushion for all 79 communities.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with GAAP set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, a different accounting treatment may have been applied, resulting in a different presentation of our financial statements. We periodically re-evaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2 — Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Principles of Consolidation

The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests. We apply FASB guidance for arrangements with variable interest entities (“VIEs”), which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE.

We must make judgments regarding our level of influence or control over an entity and whether we are (or are not) the primary beneficiary of a VIE. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis, and our ability to make accurate judgments regarding our influence or control over an entity and to determine the primary beneficiary of a VIE affects the presentation of these entities in our Consolidated Financial Statements. In the future, our assumptions may change, which could result in the identification of a different primary beneficiary.

Long-Lived Assets and Intangibles

We record investments in real estate assets at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.

Our method for allocating the purchase price paid to acquire investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings and improvements, land and improvements, ground leases, tenant improvements, in-place leases, above and/or below market leases and any debt assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our Consolidated Statements of Income.

We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land based on real estate tax assessed values in relation to the total value of the asset, on internal analyses of recently acquired and existing comparable properties within our portfolio or by considering the sales prices of similar properties in recent transactions. The fair value of lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease, and (iii) the estimated value of any above and/or below market ground leases, determined by discounting the difference between the estimated market rental rate and the in-place lease rate, which is amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, which includes the remaining terms of the related leases and any expected renewal periods. We estimate the value of trade names/trademarks using a royalty rate methodology and amortize the resulting intangible over the estimated useful life. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace each instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument. We do not amortize goodwill, which is the excess of the purchase price paid over the fair value of the net assets of the acquired business.

Impairment of Long-Lived and Intangible Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated. We determine the impairment expense by comparing the estimated fair value of the intangible asset to its carrying value and recognize any shortfall from fair value as an expense in the current period. Goodwill is reviewed for impairment at least annually, but more frequently if indicators arise. We compare the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation of goodwill and real estate investments and intangibles are estimated based upon discounted future cash flow projections. These cash flow projections are based upon a number of estimates and assumptions, such as revenue and expense growth rates and discount rates.

Business Combinations

For our acquisitions, we measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. Our acquisition-related transaction costs are included in merger-related expenses and deal costs on our Consolidated Statements of Income for the years ended December 31, 2010 and 2009. Prior to January 1, 2009, these costs were capitalized as part of the asset value at the time of the acquisition, as required by FASB guidance in effect at that time.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method. We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant, and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. We record a reserve at the time it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including the contractual interest and principal payments of the loan. At the time a reserve is recorded, we typically cease recognizing interest income on the loan.

Fair Value

We follow FASB guidance that defines fair value and provides direction for measuring fair value and making the necessary disclosures. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Additionally, if an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair market value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments on our Consolidated Statements of Income.

We determined the fair value of our current investments in marketable securities using level one inputs. We determined the valuation allowance for loan losses based on level three inputs. See “Note 6 — Loans Receivable” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on level three inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

We determine impairment in real estate investments, including intangibles and goodwill, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as level three inputs.

We also follow FASB guidance requiring entities to separate an other-than-temporary impairment of a fixed maturity security into two components when (i) there are credit losses associated with the security that management asserts that it does not have an intent to sell and (ii) it is more likely than not that the entity will not be required to sell the security before recovery of its cost basis. The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss. We have not recognized any other-than-temporary impairments.

Revenue Recognition

Certain of our leases, including the majority of our leases with Brookdale Senior Living and the majority of our MOB leases, provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment.

Our master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if such parameters or contingencies are met, rather than on a straight-line basis over the term of the applicable lease.

We recognize income from rent, lease termination fees, management advisory services and all other income once all of the following criteria are met in accordance with Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

Federal Income Tax

Since we have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), we made no provision for federal income tax purposes prior to our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in April 2007. As a result of the Sunrise REIT acquisition, we now record income tax expense or benefit with respect to certain of our entities which are taxed as “taxable REIT subsidiaries” under provisions similar to those applicable to regular corporations and not under the REIT provisions.

We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, would be included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when such changes occur.

Recently Adopted Accounting Standards

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We adopted this guidance on January 1, 2011. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Results of Operations

As of December 31, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.

With the addition of the Lillibridge businesses and properties in July 2010, we believed the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations.

Years Ended December 31, 2010 and 2009

The table below shows our results of operations for each year and the dollar and percentage changes in those results from year to year.

	Year Ended
	December 31,		Change
	2010	2009	$	%
		(Dollars in thousands)

Segment NOI:
Triple-Net Leased Properties	$469,825	$460,646	$9,179	2.0%
Senior Living Operations	154,470	131,013	23,457	17.9
MOB Operations	50,205	23,154	27,051	> 100
All Other	16,412	13,107	3,305	25.2

Total Segment NOI	690,912	627,920	62,992	10.0
Interest and other income	484	842	(358)	42.5
Interest expense	(178,863)	(176,990)	(1,873)	1.1
Depreciation and amortization	(205,600)	(199,531)	(6,069)	3.0
General, administrative and professional fees	(49,830)	(38,830)	(11,000)	28.3
Foreign currency loss	(272)	(50)	(222)	> 100
Loss on extinguishment of debt	(9,791)	(6,080)	(3,711)	61.0
Merger-related expenses and deal costs	(19,243)	(13,015)	(6,228)	47.9

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	227,797	194,266	33,531	17.3
Loss from unconsolidated entities	(664)	—	(664)	nm
Income tax (expense) benefit	(5,201)	1,719	(6,920)	> 100

Income from continuing operations	221,932	195,985	25,947	13.2
Discontinued operations	27,797	73,375	(45,578)	62.1

Net income	249,729	269,360	(19,631)	7.3
Net income attributable to noncontrolling interest, net of tax	3,562	2,865	697	24.3

Net income attributable to common stockholders	$246,167	$266,495	$(20,328)	7.6%

nm — not meaningful

Segment NOI — Triple-Net Leased Properties

NOI for our triple-net leased properties segment consists solely of rental income earned from these assets. We incur no direct operating expenses for this segment.

The year-over-year increase in triple-net leased properties segment NOI primarily reflects $6.2 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2010, $0.8 million in additional rent from a seniors housing community we acquired in 2010 and various other escalations in the rent paid on our other existing properties.

Revenues related to our triple-net leased properties segment consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Therefore, while occupancy information is relevant to the operations of our tenants, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties. Average occupancy rates related to triple-net leased properties we owned at December 31, 2010, for the third quarter of 2010, which is the most recent information available to us from our tenants, are shown below.

		Average Occupancy
	Number of	for the Three Months
	Properties	Ended September 30,
	at December 31, 2010	2010

Properties:
Skilled Nursing Facilities	187	87.8%
Seniors Housing Properties	158	90.5%
Hospitals	40	54.6%

Segment NOI — Senior Living Operations

	For the Year
	Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)

Segment NOI — Senior Living Operations:
Total revenues	$446,301	$421,058	$25,243	6.0%
Less:
Property-level operating expenses	291,831	290,045	1,786	0.6

Segment NOI	$154,470	$131,013	$23,457	17.9%

Revenues related to our senior living operations segment are resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. The year-over-year increase in senior living operations segment revenues is attributed primarily to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $8.2 million in 2010, $3.3 million of additional revenues from three seniors housing communities added to our portfolio in 2010 and late 2009, higher occupancy rates and higher average daily rates in our Sunrise-managed communities. Average resident occupancy rates related to our senior living operations during 2010 and 2009 were as follows:

	Number of Communities		Average Resident Occupancy
	at December 31,		For the Year Ended December 31,
	2010	2009	2010	2009

Stabilized Communities	80	78	89.1%	88.3%
Lease-Up Communities	2	1	84.3%	70.4%

Total	82	79	88.9%	87.7%

Same-Store Stabilized Communities	78	78	89.1%	88.3%

Property-level operating expenses related to our senior living operations segment include labor, food, utility, marketing, management and other property operating costs. Property-level operating expenses increased in 2010 over 2009 primarily due to a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $5.4 million in 2010, $3.1 million of additional expenses from three seniors housing communities added to our portfolio in 2010 and late 2009 and increased expenses related to occupancy and revenue growth, partially offset by the receipt of a $5 million cash payment from Sunrise in 2010 for expense overages and a decrease of $4.2 million in management fees.

Segment NOI — MOB Operations

	For the Year
	Ended December 31,		Change
	2010	2009	$	%
	(Dollars in thousands)

Segment NOI — MOB Operations:
Rental income	$69,747	$35,922	$33,825	94.2%
Medical office building services revenue	14,098	—	14,098	nm

Total revenues	83,845	35,922	47,923	> 100
Less:
Property-level operating expenses	24,122	12,768	11,354	88.9
Medical office building services costs	9,518	—	9,518	nm
Segment NOI	$50,205	$23,154	$27,051	>100%

nm — not meaningful

MOB operations segment revenues and property-level operating expenses both increased year-over-year primarily due to additional rent relating to the MOBs we acquired during 2010 and 2009, including the Lillibridge portfolio. Average occupancy rates related to our MOB operations during 2010 and 2009 were as follows:

	Number of Properties
	at December 31,		Occupancy at December 31,
	2010	2009	2010	2009

Stabilized MOBs	63	21	94.8%	94.9%
Non-Stabilized MOBs	6	5	73.9%	73.9%

Total	69	26	91.5%	89.6%

Same-Store Stabilized MOBs	18	18	93.2%	93.9%

Medical office building services revenue and costs are a direct result of the Lillibridge businesses that we acquired in July 2010.

Segment NOI — All Other

All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2010 over the prior year due primarily to interest earned on the investments we made during 2010 and 2009.

Interest Expense

Total interest expense, including interest allocated to discontinued operations of $1.1 million and $2.7 million for the years ended December 31, 2010 and 2009, respectively, increased $0.2 million in 2010 over 2009. This difference is due primarily to increased deferred financing fee amortization, increased land lease payments and a $0.4 million increase in interest from higher effective interest rates, partially offset by a $2.7 million reduction in interest from lower loan balances. Interest expense includes $9.0 million and $7.4 million of amortized deferred financing fees for 2010 and 2009, respectively. Our effective interest rate was 6.4% for 2010, compared to 6.3% for 2009. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.7 million for 2010, compared to 2009.

Depreciation and Amortization

Depreciation and amortization expense increased primarily as a result of the properties we acquired or developed during 2010 and 2009, including the Lillibridge portfolio.

General, Administrative and Professional Fees

General, administrative and professional fees increased $11.0 million in 2010 over 2009 due primarily to the Lillibridge acquisition.

Foreign Currency Gain/Loss

The foreign currency loss in 2010 resulted primarily from the net change in our forward contract valuation compared to the revaluation of intercompany loans, partially offset by the Canadian exchange rate differential between the trade date and settlement date on a cash payment.

Loss on Extinguishment of Debt

The loss on extinguishment of debt in 2010 relates primarily to our redemption in June 2010 of all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015, our redemption in October 2010 of all $71.7 million principal amount then outstanding of our 6 5/8% senior notes due 2014 and various mortgage repayments in December 2010. The loss on extinguishment of debt in 2009 primarily relates to the purchase, in open market transactions and/or through cash tender offers, of $361.6 million aggregate principal amount of our outstanding senior notes.

Merger-Related Expenses and Deal Costs

Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP, Inc. (“HCP”) and subsequent cross-appeals arising out of our Sunrise REIT acquisition, integration costs related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses incurred in connection with the Lillibridge acquisition and other deal costs for unconsummated transactions, including our pending Atria acquisition.

Loss From Unconsolidated Entities

Loss from unconsolidated entities for 2010 relates to the noncontrolling interests in joint ventures we acquired as part of the Lillibridge acquisition. We have ownership interests ranging between 5% and 20% in 58 MOBs. See “Note 4 — Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Income Tax Expense/Benefit

Income tax expense/benefit before noncontrolling interest represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT and Lillibridge acquisitions. The change from an income tax benefit in 2009 to a non-cash income tax expense in 2010 is primarily due to increased NOI at our Sunrise-managed seniors housing communities. See “Note 12 — Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations

Discontinued operations for 2010 includes a $17.3 million gain on the sale of seven assets sold during 2010, lease termination fees of $0.7 million related to these assets and a $7.9 million previously deferred gain recognized in the fourth quarter of 2010 upon repayment of a note to the buyer. Discontinued operations for 2009 includes a $66.8 million net gain on the sale of fourteen assets sold during 2009 and a lease termination fee of $2.3 million related to these assets.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its previous ownership percentage in 60 of our seniors housing communities during 2009 and 58 of our seniors housing communities for most of 2010.

Years Ended December 31, 2009 and 2008

The table below shows our results of operations for each year and the dollar and percentage changes in those results from year to year.

	Year Ended
	December 31,		Change
	2009	2008	$	%
		(Dollars in thousands)

Segment NOI:
Triple-Net Leased Properties	$460,616	$449,099	$11,547	2.6%
Senior Living Operations	131,013	138,813	(7,800)	5.6
MOB Operations	23,154	17,210	5,944	34.5
All Other	13,107	2,853	10,254	> 100

Total Segment NOI	627,920	607,975	19,945	3.3
Interest and other income	842	4,226	(3,384)	80.1
Interest expense	(176,990)	(202,624)	25,634	12.7
Depreciation and amortization	(199,531)	(229,501)	29,970	13.1
General, administrative and professional fees	(38,830)	(40,651)	1,821	4.5
Foreign currency (loss) gain	(50)	162	(212)	> 100
(Loss) gain on extinguishment of debt	(6,080)	2,398	(8,478)	> 100
Merger-related expenses and deal costs	(13,015)	(4,460)	(8,555)	> 100

Income before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	194,266	137,525	56,741	41.3
Reversal of contingent liability	—	23,328	(23,328)	nm
Income tax benefit	1,719	15,885	(14,166)	89.2

Income from continuing operations	195,985	176,738	19,247	10.9
Discontinued operations	73,375	48,549	24,826	51.1

Net income	269,360	225,287	44,073	19.6
Net income attributable to noncontrolling interest, net of tax	2,865	2,684	181	6.7

Net income attributable to common stockholders	$266,495	$222,603	$43,892	19.7%

nm — not meaningful

Segment NOI — Triple-Net Leased Properties

The increase in our triple-net leased properties segment NOI for 2009 over 2008 primarily reflects $6.4 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2009, $0.9 million of additional rent relating to a triple-net leased property acquired in 2009, a rent reset increase of $1.8 million on four seniors housing communities and three skilled nursing facilities and various other escalations in the rent paid on our other existing properties.

Segment NOI — Senior Living Operations

	For the Year
	Ended December 31,		Change
	2009	2008	$	%
		(Dollars in thousands)

Segment NOI — Senior Living Operations:
Total revenues	$421,058	$429,257	$(8,199)	(1.9	) %
Less:
Property-level operating expenses	290,045	290,444	(399)	(0.1)

Segment NOI	$131,013	$138,813	$(7,800)	(5.6	) %

Our senior living operations segment revenues decreased in 2009 from the prior year primarily due to an increase in the average Canadian dollar exchange rate, which had an unfavorable impact of $5.0 million in 2009, and lower average occupancy in our communities. Average resident occupancy rates related to our senior living operations during 2009 and 2008 were as follows:

	Number of Communities		Average Resident Occupancy
	at December 31,		For the Year Ended December 31,
	2009	2008	2009	2008

Stabilized Communities	78	73	88.3%	91.4%
Lease-Up Communities	1	6	70.4%	67.2%

Total	79	79	87.7%	89.1%

Same-Store Stabilized Communities	73	73	88.6%	91.4%

The decrease in property-level operating expenses for 2009 over 2008 is attributed primarily to an increase in the average Canadian dollar exchange rate, which had a favorable impact of $3.6 million in 2009 and various other cost savings, partially offset by approximately $4 million of property-level expense credits and reconciliations related to our Sunrise-managed communities in 2008 that did not recur in 2009.

Segment NOI — MOB Operations

	For the Year
	Ended December 31,		Change
	2009	2008	$	%
		(Dollars in thousands)

Segment NOI — MOB Operations:
Rental income	$35,922	$27,716	$8,206	29.6%
Less:
Property-level operating expenses	12,768	10,506	2,262	21.5

Segment NOI	$23,154	$17,210	$5,944	34.5%

Our MOB operations segment revenues increased in 2009 over 2008 due primarily to additional rent relating to the MOBs we acquired during 2008 and 2009. Occupancy rates related to our MOBs for 2009 and 2008 were as follows:

	Number of Properties		Average Occupancy
	at December 31,		For the Year Ended December 31,
	2009	2008	2009	2008

Stabilized MOBs	21	19	94.9%	95.4%
Non-Stabilized MOBs	5	2	73.9%	59.6%

Total	26	21	89.6%	90.1%

Same-Store Stabilized MOBs	18	18	93.9%	94.8%

The increase in property-level operating expenses during 2009 over 2008 is attributed primarily to the MOBs we acquired during 2008 and 2009.

Segment NOI — All Other

All other NOI in 2009 consists solely of income from loans and investments, while 2008 includes a $6.0 million loan receivable valuation allowance not related to our reporting segments. Income from loans and investments increased $4.3 million in 2009 over 2008 due primarily to interest earned on the investments we made during 2008 and 2009.

Interest and Other Income

The decrease in our interest and other income during 2009 is primarily attributable to the resolution in 2008 of a legal dispute and higher interest rates earned on cash balances in 2008.

Interest Expense

Total interest expense, including interest allocated to discontinued operations of $2.7 million and $10.5 million for the years ended December 31, 2009 and 2008, respectively, decreased $33.4 million during 2009 over 2008. This difference is due primarily to a $8.6 million reduction in interest from lower effective interest rates and a $25.6 million reduction in interest from lower loan balances. Interest expense includes $7.4 million and $6.4 million of amortized deferred financing fees for 2009 and 2008, respectively. Our effective interest rate decreased to 6.3% for the year ended December 31, 2009, from 6.6% for the prior year. An increase in the average Canadian dollar exchange rate had a favorable impact on interest expense of $0.4 million for the year ended December 31, 2009, as compared to the same period in 2008.

Depreciation and Amortization

Approximately $28.9 million of the decrease in 2009 depreciation and amortization expense is due to in-place lease intangibles related to the Sunrise REIT acquisition in 2007, which were fully amortized during the second quarter of 2008.

General, Administrative and Professional Fees

The decrease in general, administrative and professional fees during 2009 is a result of lower professional fees and dead deal costs recorded in 2008, partially offset by an increase in non-cash stock-based compensation.

Loss on Extinguishment of Debt

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

Merger-Related Expenses and Deal Costs

Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP arising out of our Sunrise REIT acquisition and, during 2009, deal costs required by GAAP to be expensed rather than capitalized into the asset value.

Reversal of Contingent Liability

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

Income Tax Benefit

Income tax benefit before noncontrolling interest represents a deferred benefit which is due solely to our taxable REIT subsidiaries as a direct result of the Sunrise REIT acquisition. See “Note 12 — Income Taxes” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Discontinued Operations

Discontinued operations for 2009 includes a $66.8 million net gain on the sale of fourteen assets sold during the year and a lease termination fee of $2.3 million related to these assets. Discontinued operations for 2008 includes a $39.0 million gain on the sale of twelve assets sold during the year and a lease termination fee of $1.6 million related to these assets. See “Note 5 — Dispositions” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Net Income Attributable to Noncontrolling Interest

Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise’s share of net income from its ownership percentage in 60 and 61 of our seniors housing communities during 2009 and 2008, respectively.

Non-GAAP Financial Measures

We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we consider relevant to our business and useful to investors, as well as reconciliations of these measures to our most directly comparable GAAP financial measures.

The non-GAAP financial measures we present herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Annual Report on Form 10-K.

Funds From Operations and Normalized Funds From Operations

Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries, if any, relating to our lawsuit against HCP and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the reversal or incurrence of contingent liabilities; (g) gains and losses for non-operational foreign currency hedge agreements; and (h) one-time expenses in connection with the Kindred rent reset process.

Our FFO and normalized FFO for the five years ended December 31, 2010 are summarized in the following table. The increase in our FFO for the year ended December 31, 2010 over the prior year can be attributed primarily to rental increases from our triple-net leased portfolio, higher NOI at our senior living operations portfolio due primarily to increased occupancy and higher average daily rates, and higher NOI at our MOB operating portfolio due primarily to our Lillibridge acquisition, partially offset by higher general, administrative and professional fees due primarily to our Lillibridge acquisition.

	For the Year Ended December 31,
	2010	2009	2008	2007	2006
			(In thousands)

Net income attributable to common stockholders	$246,167	$266,495	$222,603	$273,681	$131,154
Adjustments:
Real estate depreciation and amortization	203,966	198,841	228,778	224,028	107,253
Real estate depreciation related to noncontrolling interest	(6,217)	(6,349)	(6,251)	(3,749)	—
Real estate depreciation related to unconsolidated entities	2,367	—	—	—	—
Discontinued operations:
Gain on sale of real estate assets	(25,241)	(67,305)	(39,026)	(129,478)	—
Depreciation on real estate assets	464	1,727	6,253	9,736	10,985

FFO	421,506	393,409	412,357	374,218	249,392
Adjustments:
Reversal of contingent liability	—	—	(23,328)	—	(1,769)
Provision for loan losses	—	—	5,994	—	—
Income tax expense (benefit)	2,930	(3,459)	(17,616)	(29,095)	—
Loss (gain) on extinguishment of debt	9,791	6,080	(2,398)	(88)	1,273
Merger-related expenses and deal costs	19,243	13,015	4,460	2,979	—
Amortization of other intangibles	511	—	—	—	—
Net gain on sale of marketable equity securities	—	—	—	(864)	(1,379)
Gain on foreign currency hedge	—	—	—	(24,314)	—
Preferred stock issuance costs	—	—	—	1,750	—
Bridge loan fee	—	—	—	2,550	—
Rent reset costs	—	—	—	—	7,361

Normalized FFO	$453,981	$409,045	$379,469	$327,136	$254,878

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and asset impairments and/or valuation allowances (including amounts in discontinued operations). The following is a reconciliation of Adjusted

EBITDA to net income (including amounts in discontinued operations) for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Net income	$249,729	$269,360	$225,287
Adjustments:
Interest	179,918	179,736	213,132
Loss (gain) on extinguishment of debt	9,791	6,080	(2,398)
Taxes (including amounts in general, administrative and professional fees)	6,280	(519)	(14,385)
Reversal of contingent liability	—	—	(23,328)
Depreciation and amortization	206,064	201,258	235,754
Non-cash stock-based compensation expense	14,078	11,882	9,976
Merger-related expenses and deal costs	19,243	13,015	4,460
Gain on sale of real estate assets	(25,241)	(67,305)	(39,026)
Provision for loan losses	—	—	5,994

Adjusted EBITDA	$659,862	$613,507	$615,466

NOI

We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and MOB services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the years ended December 31, 2010, 2009 and 2008:

	For the Year Ended December 31,
	2010	2009	2008
		(In thousands)

Total revenues	$1,016,867	$931,575	$919,145
Less:
Interest and other income	484	842	4,226
Property-level operating expenses	315,953	302,813	306,944
MOB services costs	9,518	—	—

NOI (excluding amounts in discontinued operations)	690,912	627,920	607,975
Discontinued operations	3,350	8,120	24,584

NOI (including amounts in discontinued operations)	$694,262	$636,040	$632,559

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

Market Risk

We are exposed to market risk related to changes in interest rates on borrowings under our unsecured revolving credit facilities, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable and marketable debt securities. These market risks result primarily from changes in U.S. or Canadian LIBOR rates, the Canadian Bankers’ Acceptance rate or the U.S. or Canadian Prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

Interest rate fluctuations generally do not affect our fixed rate debt obligations until they mature. However, changes in interest rates affect the fair value of our fixed rate debt. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (BPS) in interest rates as of December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(In thousands)

Gross book value	$2,771,695	$2,477,225
Fair value(1)	2,900,143	2,572,472
Fair value reflecting change in interest rates:(1)
−100 BPS	3,008,630	2,681,982
+100 BPS	2,794,140	2,469,655

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and a net increase in debt.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2010	2009	2008
	(Dollars in thousands)

Balance:
Fixed rate:
Senior notes and other	$1,537,433	$1,153,131	$1,364,608
Mortgage loans and other	1,234,263	1,324,094	1,228,123
Variable rate:
Unsecured revolving credit facilities	40,000	8,466	300,207
Mortgage loans	115,258	215,970	246,202

Total	$2,926,954	$2,701,661	$3,139,140

Percent of total debt:
Fixed rate:
Senior notes and other	52.5%	42.7%	43.5%
Mortgage loans and other	42.2%	49.0%	39.1%
Variable rate:
Unsecured revolving credit facilities	1.4%	0.3%	9.6%
Mortgage loans	3.9%	8.0%	7.8%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.1%	6.3%	6.6%
Mortgage loans and other	6.2%	6.3%	6.4%
Variable rate:
Unsecured revolving credit facilities	3.1%	3.1%	2.2%
Mortgage loans	1.5%	2.0%	2.4%
Total	5.4%	6.0%	5.8%

The decrease in our outstanding variable rate debt from December 31, 2009 is primarily attributable to mortgage repayments, partially offset by additional borrowings under our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain debt that we have totaling $80.0 million as of December 31, 2010, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in the outstanding balance as of December 31, 2010, interest expense for 2011 would increase and our net income would decrease by approximately $1.3 million, or $0.01 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair market value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of December 31, 2010 and 2009, the fair value of our marketable debt securities, which had an original cost of $58.7 million and $58.7 million, respectively, was $66.7 million and $65.0 million, respectively.

As of December 31, 2010, the fair value of our loans receivable was $155.4 million and was based on our estimates of currently prevailing rates for comparable loans. See “Note 6 — Loans Receivable” and “Note 10 — Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our senior living operations in Canada. Based on 2010 results, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our results from operations would decrease or increase, as applicable, by less than $0.01 million per year. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).

Concentration and Credit Risk

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

	December 31,
	2010	2009

Investment mix by type(1):
Seniors housing communities	70.2%	74.2%
Skilled nursing facilities	11.7%	12.4%
MOBs	10.8%	6.0%
Hospitals	5.0%	5.3%
Loans receivable, net	2.2%	2.0%
Other properties	0.1%	0.1%
Investment mix by tenant, operator and manager(1):
Sunrise	37.9%	39.7%
Kindred	13.1%	13.9%
Brookdale Senior Living	19.7%	21.5%

(1)	Ratios are based on the gross book value of real estate investments (including assets held for sale) as of each reporting date.

	For the Years Ended December 31,
	2010	2009	2008

Tenant, operator and manager operations mix:
Revenues(1):
Sunrise	43.4%	44.7%	45.4%
Kindred	24.2%	26.2%	25.5%
Brookdale Senior Living	11.9%	12.9%	12.4%
All others	17.5%	14.7%	15.3%
Adjusted EBITDA:
Sunrise	22.7%	20.4%	21.7%
Kindred	34.6%	39.2%	39.6%
Brookdale Senior Living	17.0%	18.6%	18.9%
All others	25.7%	21.8%	19.8%
NOI:
Sunrise	22.2%	20.6%	21.9%
Kindred	35.6%	38.5%	38.1%
Brookdale Senior Living	17.3%	19.1%	18.5%
All others	24.9%	21.8%	21.5%
Geographic operations mix(4):
California	12.0%	12.7%	12.6%
Illinois	10.2%	10.3%	10.6%
Ontario	5.9%	5.6%	5.8%
Pennsylvania	5.6%	5.6%	5.6%
Massachusetts	5.0%	5.3%	5.9%
All others	58.3%	59.0%	58.1%

(1)	Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

(2)	Ratios are based on total revenues for each period presented. Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties held for sale as of the reporting date are included in this presentation. Revenues from properties sold as of the reporting date are excluded from this presentation.

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income, as computed in accordance with GAAP.

We derive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are tied to the Consumer Price Index, with caps, floors or collars. We also earn revenue from individual residents at our seniors housing communities managed by independent third parties, such as Sunrise, and tenants in our MOBs. For the year ended December 31, 2010, 28.6% of our Adjusted EBITDA was derived from our senior living operations managed by Sunrise and MOB operations, where rental rates may fluctuate upon lease rollovers and renewals due to economic or market conditions.

Our reliance on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income creates credit risk. Kindred’s and Brookdale Senior Living’s financial condition and ability to meet their rental payments and other obligations to us have a significant impact on our results of operations and our ability to make distributions to our stockholders. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation or its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. See “Risk Factors — Risks Arising from Our Business — We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3 — Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We regularly monitor the credit risk under our lease and other agreements with our tenants and borrowers by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions with tenants, borrowers and their representatives.

Sunrise currently provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities pursuant to long-term management agreements. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Pursuant to the management agreements, we pay Sunrise a base management fee equal to a specified percentage of resident fees and similar revenues, subject to reduction based on below target performance relating to NOI for a pool of properties. For our 79 Sunrise-managed communities, we paid management fees of 5% for the period from January 1, 2010 through March 31, 2010 and 3.5% for the period from April 1, 2010 through December 31, 2010. For 2011, in accordance with the management agreements, as modified in December 2010, we will pay management fees of 3.75% of resident fees and similar revenues, and thereafter we will pay base management fees of 6% of resident fees and similar revenues (with a range of 5% to 7%). After 2011, we will also be obligated to pay incentive management fees if the properties exceed aggregate performance targets relating to NOI; provided, however, that total management fees, including incentive fees, shall not exceed 7% of resident fees and similar revenues. The management agreements also specify that we will reimburse Sunrise for direct or indirect costs necessary to manage our seniors housing communities.

We may terminate our management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any licenses or certificates necessary for operation), subject in most cases to Sunrise’s rights to cure such defaults. Each management agreement may also be terminated upon the occurrence of certain insolvency events relating to Sunrise. In addition, the management agreements provide for termination rights if performance falls below specified NOI targets or if Sunrise fails to comply with certain expense-control covenants. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.

We acquired Sunrise’s noncontrolling interests in our joint ventures with Sunrise in December 2010 and now own 100% of our 79 Sunrise-managed communities. See “Note 4 — Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

See “Risk Factors — Risks Arising from Our Business — The properties managed by Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

Lease Expirations

We are exposed to the risk that, as our triple-net leases expire, our tenants may elect not to renew those leases and, in that event, we may be unable to reposition the applicable properties on a timely basis or on as favorable terms, if at all. The following table summarizes our triple-net lease expirations scheduled to occur over the next ten years:

			% of 2010 Total
	Number of	2010 Annual	Triple-Net Rental
	Properties	Rental Income	Income(1)
		(Dollars in thousands)

2011	—	$—	—%
2012	4	3,874	0.8
2013	90	119,401	25.4
2014	3	3,332	0.7
2015	140	154,927	33.0
2016	1	1,054	0.2
2017	—	—	—
2018	1	399	0.1
2019	84	122,059	26.0
2020	6	11,233	2.4

(1)	Total 2010 triple-net rental income excludes income included in discontinued operations.

The non-renewal of some or all of our leases could have a Material Adverse Effect on us. See “Risk Factors— Risks Arising from Our Business — We may be unable to reposition our properties on as favorable terms, or at all, if we have to replace any of our tenants or operators, and we may be subject to delays, limitations and expenses in repositioning our assets” included in Part I, Item IA of this Annual Report on Form 10-K.

Liquidity and Capital Resources

During 2010, our principal sources of liquidity were proceeds from issuances of debt, cash flows from operations, proceeds from dispositions, proceeds from repayments of loans receivable, borrowings under our unsecured revolving credit facilities and cash on hand. During the next twelve months, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our convertible notes; (iv) fund capital expenditures for our senior living operations and our MOB operations; (v) fund acquisitions, including our pending Atria transaction, investments and/or commitments, including development activities; and (vi) make distributions to our stockholders, as required for us to continue to qualify as a REIT. Except as discussed below, we believe that these needs will be satisfied by cash flows from operations, cash on hand, debt financings, issuance of equity securities, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make significant acquisitions and investments, we may be required to obtain funding from additional borrowings, assume debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities. We expect to fund the Atria transaction through the issuance of 24.96 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and assumed mortgage financing. See “Risk Factors — Risks Arising from Our Capital Structure — Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business plan” included in Part  I, Item 1A of this Annual Report on Form 10-K.

As of December 31, 2010, we had a total of $21.8 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. At December 31, 2010, we also had escrow deposits and restricted cash of $38.9 million and $956.8 million of unused borrowing capacity available under our unsecured revolving credit facilities.

Unsecured Revolving Credit Facilities

At December 31, 2010, our aggregate borrowing capacity under the unsecured revolving credit facilities was $1.0 billion, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At December 31, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also have a 20 basis point facility fee.

In October 2010, we amended the terms of our unsecured revolving credit facilities to release the subsidiary guarantees thereunder.

The agreements governing our unsecured revolving credit facilities subject us to a number of restrictive covenants. See “Note 9 — Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Convertible Senior Notes

As of December 31, 2010, we had $230.0 million aggregate principal amount of our 3% Convertible Senior Notes due 2011 outstanding. The convertible notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 15, 2011, at any time prior to the close of business on the second business day prior to the stated maturity (December 1, 2011), in each case into cash up to the principal amount of the convertible notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 23.2133 shares per $1,000 principal amount of notes (which equates to a current conversion price of approximately $43.08 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price our earnings per share will be diluted.

In September 2010, the subsidiary guarantees on our outstanding convertible notes (other than the guarantee by Ventas Realty) were released pursuant to the terms of the indentures governing the notes.

The indenture governing the convertible notes subjects us to a number of restrictive covenants. See “Note 9 — Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Senior Notes and Other

As of December 31, 2010, the following series of senior notes issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation, were outstanding:

•	$82.4 million principal amount of 9% senior notes due 2012;

•	$400.0 million principal amount of 3.125% senior notes due 2015;

•	$400.0 million principal amount of 6 1/2% senior notes due 2016; and

•	$225.0 million principal amount of 6 3/4% senior notes due 2017.

In May 2010, we repaid in full, at par, $1.4 million principal amount then outstanding of our 6 3/4% senior notes due 2010 upon maturity. In June 2010, we exercised our option to redeem all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, on the redemption date and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter of 2010.

In October 2010, we exercised our option to redeem all $71.7 million principal amount then outstanding of our 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

In September 2010, the subsidiary guarantees on our outstanding senior notes (other than our 9% senior notes due 2012) were released pursuant to the terms of the indentures governing the notes.

In November 2010, we issued and sold $400.0 million aggregate principal amount of our 3.125% senior notes due 2015, at a public offering price equal to 99.528% of par, for total proceeds of $398.1 million, before the underwriting discount and expenses.

During 2009, we issued and sold $200.0 million aggregate principal amount of our 6 1/2% senior notes due 2016 at a 15 3/4% discount to par value for total proceeds of $168.5 million, before the underwriting discount and expenses. We also repaid in full, at par, $49.8 million principal amount then outstanding of our 8 3/4% senior notes due 2009 upon maturity and purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount then outstanding of our 6 3/4% senior notes due 2010; $109.4 million principal amount then outstanding of our 9% senior notes due 2012; $103.3 million principal amount then outstanding of our 6 5/8% senior notes due 2014; and $27.3 million principal amount then outstanding of our 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.1 million related to these purchases.

We may, from time to time, seek to retire or purchase additional amounts of our outstanding senior notes for cash and/or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.

The indentures governing our outstanding senior notes subject us to a number of restrictive covenants. However, at any time we maintain investment grade ratings by both Moody’s Investor Service and Standard & Poor’s Ratings Services, the indentures governing our 2012, 2016 and 2017 senior notes provide that certain of these restrictive covenants will either be suspended or fall away. See “Note 9 — Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

In September 2010, we entered into a $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at an all-in fixed rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.

Mortgage Loan Obligations

Total facility-level mortgage debt outstanding was approximately $1.3 billion and $1.5 billion as of December 31, 2010 and 2009, respectively.

In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which we previously had 80% ownership interests. In connection with our payment of Sunrise’s share ($9.9 million) of those mortgage loans, we acquired Sunrise’s 20% noncontrolling interests in the properties.

In July 2010, in connection with our acquisition of Lillibridge and its related entities, we assumed $79.5 million of mortgage debt. See “Note 4 — Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of REIT taxable income (excluding net capital gain). Our quarterly dividends in 2010 aggregated $2.14 per share, which exceeds 100% of our 2010 estimated taxable income. We also intend to pay dividends greater than 100% of taxable income for 2011. On February 16, 2011, our Board of Directors declared the first quarter 2011 dividend of $0.575 per share, payable in cash on March 31, 2011 to holders of record on March 11, 2011.

We expect that REIT taxable income will be less than cash flow due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we anticipate that we generally will be able to satisfy the 90% distribution requirement, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See “Certain U.S. Federal Income Tax Considerations — Requirements for Qualification as a REIT— Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

Capital Expenditures

Our tenants generally bear the responsibility of maintaining and improving our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our senior living and MOB operations, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness. Our ability to borrow may also be limited by our lenders’ ability and willingness to fund, in whole or in part, borrowing requests under our unsecured revolving credit facilities.

Equity Offerings

In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we intend to use to repay existing mortgage debt and for working capital and other general corporate purposes, including to fund future acquisitions or investments, if any.

In March 2010, we filed a registration statement on Form S-3 with the SEC relating to the resale, from time to time, by the selling stockholders of shares of our common stock, if any, that may become issuable upon conversion of our outstanding 3 7/8% convertible senior notes due 2011. The registration statement replaced our previous resale shelf registration statement, which expired pursuant to the SEC’s rules.

In April 2009, we completed the sale of 13,062,500 shares of our common stock in an underwritten public offering pursuant to the shelf registration statement. We received $312.2 million in aggregate proceeds from the sale, which we used, together with our net proceeds from the sale of the senior notes due 2016, to fund our cash tender offers for our outstanding senior notes, to repay debt and for general corporate purposes.

In April 2009, we filed an automatic shelf registration statement on Form S-3 with the SEC relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the SEC’s rules.

Other

We received proceeds of $11.1 million and $2.2 million for the years ended December 31, 2010 and 2009, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be primarily affected by the future performance of our stock price and the number of options outstanding. Options outstanding have increased to 1.7 million as of December 31, 2010, from 1.6 million as of December 31, 2009. The average weighted exercise price was $38.12 as of December 31, 2010.

We issued approximately 41,600 and 20,800 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan, for net proceeds of $2.1 million and $0.6 million for the years ended December 31, 2010 and 2009, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Cash Flows

The following is a summary of our sources and uses of cash flows for the years ended December 31, 2010 and 2009:

	For the Year Ended
	December 31,		Change
	2010	2009	$	%
		(Dollars in thousands)

Cash and cash equivalents at beginning of period	$107,397	$176,812	$(69,415)	39.3%
Net cash provided by operating activities	447,622	422,101	25,521	6.0
Net cash used in investing activities	(301,920)	(1,746)	(300,174)	> 100
Net cash used in financing activities	(231,452)	(490,180)	258,728	52.8
Effect of foreign currency translation on cash and cash equivalents	165	410	(245)	59.8

Cash and cash equivalents at end of period	$21,812	$107,397	$(85,585)	79.7%

Cash Flows from Operating Activities

Cash flows from operating activities increased in 2010 primarily due to increases in FFO, as previously discussed, partially offset by a net decrease in working capital.

Cash Flows from Investing Activities

Cash used in investing activities during 2010 and 2009 consisted primarily of our investments in real estate ($274.4 million and $45.7 million in 2010 and 2009, respectively), purchase of noncontrolling interests ($42.3 million in 2010), investments in loans receivable ($38.7 million and $13.8 million in 2010 and 2009, respectively), contributions to unconsolidated entities ($4.7 million in 2010) and capital expenditures ($19.9 million and $13.8 million in 2010 and 2009, respectively). These uses were partially offset by proceeds from real estate disposals ($58.2 million and $58.5 million in 2010 and 2009, respectively), proceeds from loans receivable ($19.3 million and $8.0 million in 2010 and 2009, respectively) and proceeds from the sale of investments ($5.0 million in 2009).

Cash Flows from Financing Activities

Cash used in financing activities during 2010 consisted primarily of $524.8 million of debt repayments, $336.1 million of cash dividend payments to common stockholders, $8.1 million of distributions to noncontrolling interests and $2.7 million of payments for deferred financing costs. These uses were partially offset by $597.4 million of proceeds from the issuance of debt and $28.6 million of net borrowings under our unsecured revolving credit facilities.

Cash used in financing activities during 2009 consisted primarily of $525.2 million of debt repayments, $314.4 million of cash dividend payments to common stockholders, $292.9 million of net payments made on our unsecured revolving credit facilities, $9.9 million of distributions to noncontrolling interests and $16.7 million of payments for deferred financing costs. These uses were partially offset by $365.7 million of proceeds from the issuance of debt and $299.2 million of proceeds from the issuance of common stock.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2010:

		Less Than			More Than
	Total	1 Year(4)	1-3 Years(5)	3-5 Years(6)	5 Years (7)
			(In thousands)

Long-term debt obligations(1)(2)	$3,735,842	$442,473	$1,070,496	$740,998	$1,481,875
Acquisition commitments(3)	3,100,000	3,100,000	—	—	—
Operating and ground lease obligations	158,118	3,686	7,360	6,076	140,996

Total	$6,993,960	$3,546,159	$1,077,856	$747,074	$1,622,871

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2010.

(3)	Represents commitment for the Atria transaction.

(4)	Includes $230.0 million outstanding principal amount of our convertible notes.

(5)	Includes $82.4 million outstanding principal amount of our senior notes due 2012, $200.0 million outstanding principal amount of our unsecured term loan due 2013 and $40.0 million outstanding under our unsecured revolving credit facilities that matures in 2012.

(6)	Includes $400.0 million outstanding principal amount of our senior notes due 2015.

(7)	Includes $400.0 million outstanding principal amount of our senior notes due 2016 and $225.0 million outstanding principal amount of our senior notes due 2017.

As of December 31, 2010, we had $17.9 million of unrecognized tax benefits that have been excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

The information set forth in Item 7 of this Annual Report on Form 10-K under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset/Liability Management” is incorporated by reference into this Item 7A.

ITEM 8.	Financial Statements and Supplementary Data

Ventas, Inc.

Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2010 was effective.

On July 1, 2010, the Company acquired Lillibridge Healthcare Services, Inc. (together with its related entities, “Lillibridge”). As permitted under Securities and Exchange Commission guidelines, the Company excluded from the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2010, internal control over financial reporting of the Lillibridge assets and operations. Net assets and total revenues related to Lillibridge represented 12.2% and 3.5%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2010.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
18 February 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.

We have audited Ventas, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusions on the effectiveness of internal control over financial reporting did not include internal control over financial reporting of the Lillibridge assets and operations, which are included in the 2010 consolidated financial statements of Ventas, Inc. and constituted 12.2% and 3.5% of net assets and total revenues, respectively, of the Company’s related consolidated financial statements as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Ventas, Inc. also did not include an evaluation of the internal control over financial reporting of the Lillibridge assets and operations.

In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2010 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 18, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Chicago, Illinois
18 February 2011

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2010 and 2009

	2010	2009
	(In thousands, except per share amounts)

ASSETS
Real estate investments:
Land	$559,072	$557,276
Buildings and improvements	6,035,295	5,722,837
Construction in progress	6,519	12,508
Acquired lease intangibles	146,813	106,800

	6,747,699	6,399,421
Accumulated depreciation and amortization	(1,468,180)	(1,270,314)

Net real estate property	5,279,519	5,129,107
Loans receivable, net	149,263	131,887
Investments in unconsolidated entities	15,332	—

Net real estate investments	5,444,114	5,260,994
Cash and cash equivalents	21,812	107,397
Escrow deposits and restricted cash	38,940	39,832
Deferred financing costs, net	19,533	29,252
Other	233,622	178,770

Total assets	$5,758,021	$5,616,245

LIABILITIES AND EQUITY
Liabilities:
Senior notes payable and other debt	$2,900,044	$2,670,101
Accrued interest	19,296	17,974
Accounts payable and other liabilities	207,143	190,445
Deferred income taxes	241,333	253,665

Total liabilities	3,367,816	3,132,185
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 157,279 and 156,627 shares issued at December 31, 2010 and 2009, respectively	39,391	39,160
Capital in excess of par value	2,576,843	2,573,039
Accumulated other comprehensive income	26,868	19,669
Retained earnings (deficit)	(255,628)	(165,710)
Treasury stock, 14 and 15 shares at December 31, 2010 and 2009, respectively	(748)	(647)

Total Ventas stockholders’ equity	2,386,726	2,465,511
Noncontrolling interest	3,479	18,549

Total equity	2,390,205	2,484,060

Total liabilities and equity	$5,758,021	$5,616,245

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands, except per share amounts)

Revenues:
Rental income:
Triple-net leased	$469,825	$460,646	$449,099
Medical office buildings	69,747	35,922	27,716

	539,572	496,568	476,815
Resident fees and services	446,301	421,058	429,257
Medical office building services revenue	14,098	—	—
Income from loans and investments	16,412	13,107	8,847
Interest and other income	484	842	4,226

Total revenues	1,016,867	931,575	919,145
Expenses:
Interest	178,863	176,990	202,624
Depreciation and amortization	205,600	199,531	229,501
Property-level operating expenses:
Senior living	291,831	290,045	290,444
Medical office buildings	24,122	12,768	10,506
All other	—	—	5,994

	315,953	302,813	306,944
Medical office building services costs	9,518	—	—
General, administrative and professional fees (including non-cash stock-based compensation expense of $14,078, $11,882 and $9,976 for the years ended December 31, 2010, 2009 and 2008, respectively)	49,830	38,830	40,651
Foreign currency loss (gain)	272	50	(162)
Loss (gain) on extinguishment of debt	9,791	6,080	(2,398)
Merger-related expenses and deal costs	19,243	13,015	4,460

Total expenses	789,070	737,309	781,620

Income before loss from unconsolidated entities, reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	227,797	194,266	137,525
Loss from unconsolidated entities	(664)	—	—
Reversal of contingent liability	—	—	23,328
Income tax (expense) benefit	(5,201)	1,719	15,885

Income from continuing operations	221,932	195,985	176,738
Discontinued operations	27,797	73,375	48,549

Net income	249,729	269,360	225,287
Net income attributable to noncontrolling interest (net of tax of $2,271, $1,740 and $1,731 for the years ended December 31, 2010, 2009 and 2008, respectively)	3,562	2,865	2,684

Net income attributable to common stockholders	$246,167	$266,495	$222,603

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$1.39	$1.27	$1.24
Discontinued operations	0.18	0.48	0.35

Net income attributable to common stockholders	$1.57	$1.75	$1.59

Diluted:
Income from continuing operations attributable to common stockholders	$1.38	$1.26	$1.24
Discontinued operations	0.18	0.48	0.35

Net income attributable to common stockholders	$1.56	$1.74	$1.59

Weighted average shares used in computing earnings per common share:
Basic	156,608	152,566	139,572
Diluted	157,657	152,758	139,912

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2010, 2009 and 2008

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling
	Value	Par Value	Income (Loss)	(Deficit)	Stock	Equity	Interest	Total Equity
	(In thousands, except per share amounts)

Balance at January 1, 2008	$33,416	$1,840,823	$17,416	$(51,560)	$(626)	$1,839,469	$31,454	$1,870,923
Comprehensive Income:
Net income	—	—	—	222,603	—	222,603	2,684	225,287
Foreign currency translation	—	—	(26,142)	—	—	(26,142)	—	(26,142)
Unrealized loss on interest rate swap	—	—	(637)	—	—	(637)	—	(637)
Reclassification adjustment for realized loss on interest rate swap included in net income during the year	—	—	1,103	—	—	1,103	—	1,103
Unrealized loss on marketable debt securities	—	—	(12,887)	—	—	(12,887)	—	(12,887)
Other	—	—	58	—	—	58	—	58

Comprehensive income	—	—	—	—	—	184,098	2,684	186,782
Net change in noncontrolling interest	—	—	—	—	—	—	(15,001)	(15,001)
Dividends to common stockholders — $2.05 per share	—	—	—	(288,849)	—	(288,849)	—	(288,849)
Issuance of common stock	2,309	406,231	—	—	—	408,540	—	408,540
Issuance of common stock for stock plans	64	15,901	—	—	1,047	17,012	—	17,012
Grant of restricted stock, net of forfeitures	36	1,170	—	—	(878)	328	—	328

Balance at December 31, 2008	35,825	2,264,125	(21,089)	(117,806)	(457)	2,160,598	19,137	2,179,735
Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118
Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders — $2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	39,160	2,573,039	19,669	(165,710)	(647)	2,465,511	18,549	2,484,060
Comprehensive Income:
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Foreign currency translation	—	—	6,951	—	—	6,951	—	6,951
Unrealized gain on marketable debt securities	—	—	354	—	—	354	—	354
Other	—	—	(106)	—	—	(106)	—	(106)

Comprehensive income	—	—	—	—	—	253,366	3,562	256,928
Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders — $2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)

Balance at December 31, 2010	$39,391	$2,576,843	$26,868	$(255,628)	$(748)	$2,386,726	$3,479	$2,390,205

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2010, 2009 and 2008

	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$249,729	$269,360	$225,287
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	206,064	201,258	235,754
Amortization of deferred revenue and lease intangibles, net	(6,433)	(6,669)	(9,344)
Other amortization expenses	8,643	6,353	3,994
Stock-based compensation	14,078	11,882	9,976
Straight-lining of rental income	(10,167)	(11,879)	(14,652)
Reversal of contingent liability	—	—	(23,328)
Gain on real estate loan investments	(915)	—	—
Loss (gain) on extinguishment of debt	9,791	6,080	(168)
Net gain on sale of real estate assets (including amounts in discontinued operations)	(25,241)	(67,305)	(39,026)
Income tax expense (benefit)	5,201	(1,719)	(15,885)
Loss from unconsolidated entities	664	—	—
Provision for loan losses	—	—	5,994
Other	(46)	(95)	614
Changes in operating assets and liabilities:
Increase in other assets	(8,245)	(1,514)	(3,541)
Increase (decrease) in accrued interest	1,311	(3,957)	1,100
Increase in accounts payable and other liabilities	3,188	20,306	3,132

Net cash provided by operating activities	447,622	422,101	379,907
Cash flows from investing activities:
Net investment in real estate property	(274,441)	(45,715)	(53,801)
Purchase of noncontrolling interest	(42,333)	—	—
Proceeds from real estate disposals	58,163	58,542	104,183
Investment in loans receivable	(38,725)	(13,803)	(108,826)
Purchase of marketable debt securities	—	—	(63,680)
Proceeds from loans receivable	19,291	8,028	135
Proceeds from sale of investments	—	5,000	—
Contributions to unconsolidated entities	(4,709)	—	—
Distributions from unconsolidated entities	689	—	—
Capital expenditures	(19,855)	(13,798)	(16,359)
Other	—	—	2,092

Net cash used in investing activities	(301,920)	(1,746)	(136,256)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	28,564	(292,873)	73,366
Proceeds from debt	597,382	365,682	140,262
Repayment of debt	(524,760)	(525,173)	(416,896)
Payment of deferred financing costs	(2,694)	(16,655)	(3,857)
Issuance of common stock, net	—	299,201	408,540
Cash distribution to common stockholders	(336,085)	(314,399)	(288,849)
Contributions from noncontrolling interest	818	1,211	—
Distributions to noncontrolling interest	(8,082)	(9,869)	(15,732)
Other	13,405	2,695	7,187

Net cash used in financing activities	(231,452)	(490,180)	(95,979)

Net (decrease) increase in cash and cash equivalents	(85,750)	(69,825)	147,672
Effect of foreign currency translation on cash and cash equivalents	165	410	806
Cash and cash equivalents at beginning of year	107,397	176,812	28,334

Cash and cash equivalents at end of year	$21,812	$107,397	$176,812

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$161,352	$175,298	$202,360
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$125,846	$67,781	$33,967
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	—	(64,995)	—
Other assets acquired	(385)	—	1,684
Debt assumed	125,320	—	34,629
Noncontrolling interest	—	2,724	685
Other liabilities	141	62	337
Debt transferred on the sale of assets	—	38,759	6,917

See accompanying notes.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	Description of Business

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of December 31, 2010, our portfolio consisted of 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 medical office buildings (“MOBs”) and other properties in 43 U.S. states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), pursuant to long-term management agreements and certain of our MOBs, including those acquired in connection with our Lillibridge Healthcare Services, Inc. (“Lillibridge”) acquisition (see “Note 4 — Acquisitions of Real Estate Property”), we lease our properties to healthcare operating companies under “triple-net” or “absolute net” leases, which require the tenants to pay all property-related expenses. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased 197 of our properties and Brookdale Senior Living Inc. (together with its subsidiaries, which include Brookdale Living Communities, Inc. (“Brookdale”) and Alterra Healthcare Corporation (“Alterra”), “Brookdale Senior Living”) leased 79 of our properties as of December 31, 2010. We also had real estate loan and other investments relating to seniors housing and healthcare companies or properties as of December 31, 2010.

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

We apply FASB guidance for arrangements with variable interest entities (“VIEs”), which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2010, we did not have any unconsolidated VIEs.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also apply FASB guidance related to investments in joint ventures based on the type of rights held by the limited partner(s) which may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. The assessment of limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner should be made when an investor becomes the sole general partner and should be reassessed if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. This guidance is also applied to managing member interests in limited liability companies.

On January 1, 2009, we adopted FASB guidance that requires minority interests to be characterized as noncontrolling interests and classified as a component of consolidated equity. The calculation of income and earnings per share continues to be based on income amounts attributable to the parent and is characterized as net income attributable to common stockholders. As the ownership of a controlled subsidiary increases or decreases, any difference between the consideration paid and the adjustment to the noncontrolling interest balance must be recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest. As required, all prior year amounts have been reclassified to reflect our adoption of this guidance.

On January 1, 2010, we adopted FASB guidance that provides additional clarification regarding decrease-in-ownership provisions and expands the disclosures required upon deconsolidation of a subsidiary. The adoption did not impact our Consolidated Financial Statements.

Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, our share of the investee’s earnings or losses is included in our Consolidated Statements of Income.

The initial carrying value of investments in unconsolidated entities is based on the fair value of the assets at the time we acquired the joint venture interest. To the extent our cost basis differs from the basis reflected at the joint venture level, we generally amortize the difference over the lives of the related assets and liabilities and include it in our share of income or loss from unconsolidated entities. Our estimated fair values for our equity method investments are based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. The capitalization rates, discount rates and credit spreads we use in these models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

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

Long-Lived Assets and Intangibles

We record investments in real estate assets at cost. We account for acquisitions using the purchase method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of in place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.

We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land based on real estate tax assessed values in relation to the total value of the asset, on internal analyses of recently acquired and existing comparable properties within our portfolio or by considering the sales prices of similar properties in recent transactions. The fair value of lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated current market rent and the in-place rentals, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any fixed rate renewal periods, (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rents and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized over the remaining life of the associated lease, and (iii) the estimated value of any above and/or below market ground leases, determined by discounting the difference between the estimated market rental rate and the in-place lease rate, which is amortized over the remaining life of the associated lease. We estimate the value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, which includes the remaining terms of the related leases and any expected renewal periods. We estimate the value of trade names/trademarks using a royalty rate methodology and amortize the resulting intangible over the estimated useful life. We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace each instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument. We do not amortize goodwill, which is the excess of the purchase price paid over the fair value of the net assets of the acquired business.

Fixtures and equipment, with a net book value of $34.5 million and $45.7 million at December 31, 2010 and 2009, respectively, is included in net real estate property on our Consolidated Balance Sheets. We record depreciation on the straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for fixtures and equipment. Depreciation is discontinued when a property is identified as held-for-sale.

Impairment of Long-Lived and Intangible Assets

We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations, and we adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows including sales proceeds is less than book value. An impairment loss is recognized at the time we make any such determination. If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then the fair value of the asset is estimated. We determine the impairment expense by comparing the estimated fair value of the intangible asset to its carrying value and recognize any shortfall from fair value as an expense in the current

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

period. Goodwill is reviewed for impairment at least annually, but more frequently if indicators arise. We compare the estimated fair value of the reporting unit to which the goodwill has been assigned with the reporting unit’s carrying value. The fair values used in this evaluation of goodwill, real estate investments and intangibles are estimated based upon discounted future cash flow projections. These cash flow projections are based upon a number of estimates and assumptions, such as revenue and expense growth rates, capitalization rates and discount rates. We did not record any impairment charges for the years ended December 31, 2010, 2009 and 2008.

Assets Held-for-Sale and Discontinued Operations

We classify certain long-lived assets as held-for-sale. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. Discontinued operations is defined as a component of an entity that has either been disposed of or is deemed to be held-for-sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations and gain or loss on assets sold or held-for-sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. Interest expense allocated to discontinued operations has been estimated based on a proportional allocation of rental income and identified mortgage interest, or some combination thereof.

Loans Receivable

Loans receivable are stated at the unpaid principal balance net of any deferred origination fees, purchase discounts or premiums and/or valuation allowances. Net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums are amortized to income over the contractual life of the loan using the effective interest method, with any unamortized balances recognized in income immediately if the loan is repaid before its contractual maturity. For the years ended December 31, 2010, 2009 and 2008, we realized gains related to the repayments of various loans receivable of $1.0 million, $0 and $0, respectively, included in income from loans and investments on our Consolidated Income Statements.

We evaluate the collectibility of loans and other amounts receivable from third parties based on a number of factors, including (i) corporate and facility-level financial and operational reports, (ii) compliance with the financial covenants set forth in the applicable loan or lease agreement, (iii) the financial stability of the borrower or tenant and any guarantor, (iv) the payment history of the borrower or tenant, and (v) current economic conditions. Our level of reserves, if any, for loans and other amounts receivable from third parties fluctuates depending upon all of these factors. We record a reserve at the time it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement, including the contractual interest and principal payments of the loan. At the time a reserve is recorded, we typically cease recognizing interest income on the loan. The valuation allowance for loan losses was $0 and $3.7 million at December 31, 2010 and 2009, respectively. See “Note 6 — Loans Receivable.”

Cash Equivalents

Cash equivalents consist of highly liquid investments with a maturity date of three months or less when purchased. These investments are stated at cost, which approximates fair value.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Escrow Deposits and Restricted Cash

Escrow deposits consist of amounts held by us or our lenders to provide for future real estate tax and insurance expenditures and tenant improvements related to our properties and operations. Restricted cash represents amounts paid to us for security deposits and other similar purposes.

Deferred Financing Costs

Deferred financing costs are amortized as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield, and were approximately $19.5 million and $29.3 million at December 31, 2010 and 2009, respectively, net of accumulated amortization. Amortized costs of approximately $17.8 million, $14.6 million and $7.6 million were included in interest expense for the years ended December 31, 2010, 2009 and 2008, respectively.

Marketable Debt and Equity Securities

We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. These securities are recorded at fair value, with unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments on our Consolidated Statements of Income.

Derivative Instruments

From time to time, we may use derivative instruments to protect our future cash flows against the risk of interest rate movements under our variable rate debt agreements and the risk of foreign currency exchange rate movements. Derivative instruments are reported at fair value on our Consolidated Balance Sheets. We recognize changes in the fair value of derivatives as adjustments to net income if the derivative does not qualify for hedge accounting. If the derivative is eligible for hedge accounting, such changes are reported in accumulated other comprehensive income, exclusive of ineffectiveness amounts, which are recognized as adjustments to net income.

Fair Values of Financial Instruments

Fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

Level one inputs utilize unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We determined the fair value of our current investments in marketable securities using level one inputs. Additionally, we determined the valuation allowance for loan losses based on level three inputs. See “Note 6 — Loans Receivable.”

The estimated fair values of tangible and intangible assets and liabilities recorded in connection with business combinations are based on level three inputs. We estimate fair values based on cash flow projections utilizing appropriate discount and/or capitalization rates and available market information.

We determine impairment in real estate investments, including intangibles and goodwill, utilizing cash flow projections that apply estimated revenue and expense growth rates, discount rates and capitalization rates, which are classified as level three inputs.

We use the following methods and assumptions in estimating fair value disclosures for financial instruments.

•	Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•	Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. See “— Loans Receivable” above regarding valuation allowances for loan losses.

•	Marketable debt securities: The fair value of marketable debt securities is estimated using quoted prices in active markets for identical assets or liabilities that we have the ability to access.

•	Senior notes payable and other debt: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.

During 2010, we adopted FASB guidance that adds new requirements for disclosures regarding transfers into and out of levels one and two and separate disclosures regarding purchases, sales, issuances and settlements relating to level three measurements. The adoption did not impact our Consolidated Financial Statements.

Revenue Recognition

Certain of our leases, including the majority of our leases with Brookdale Senior Living and the majority of our MOB leases, provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the terms of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $86.3 million and $78.4 million at December 31, 2010 and 2009, respectively.

Our master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for an annual increase in rental payments only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases only if such parameters or contingencies are met, rather than on a straight-line basis over the term of the applicable lease.

We recognize income from rent, lease termination fees, management advisory services and all other income when all of the following criteria are met in accordance with the Securities and Exchange Commission (the “SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the term of the applicable lease agreement. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.

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

We account for deferred income taxes using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes us to change our judgment about expected future tax consequences of events, would be included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes us to change our judgment about the realizability of the related deferred tax asset, would be included in the tax provision when such changes occur.

Foreign Currency

Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. Resulting currency translation adjustments are recorded in accumulated other comprehensive

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income, a component of stockholders’ equity, in our Consolidated Balance Sheets. Transaction gains and losses are recorded in our Consolidated Statements of Income.

Segment Reporting

As of December 31, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.

On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these businesses and properties, we believed the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations. See “Note 19 — Segment Information.”

Business Combinations

On January 1, 2009, we adopted FASB guidance that requires the acquiring entity in a business combination to measure the assets acquired, liabilities assumed (including contingencies) and any noncontrolling interests at their fair values on the acquisition date. The guidance also requires that acquisition-related transaction costs be expensed as incurred, acquired research and development value be capitalized and acquisition-related restructuring costs be capitalized only if they meet certain criteria. This guidance did not have a material impact on our Consolidated Financial Statements at the time of adoption. Beginning January 1, 2009, we began expensing acquisition-related transaction costs as incurred. These costs are included in merger-related expenses and deal costs on our Consolidated Statements of Income for the years ended December 31, 2010 and 2009.

Convertible Debt Instruments

On January 1, 2009, we adopted FASB guidance relating to convertible debt instruments that may be settled in cash upon conversion. The guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Our nonconvertible debt borrowing rate at the time our convertible senior notes were issued was 6 1/8%. As required, all prior year amounts have been restated to reflect our adoption of this guidance. Applying this guidance, interest expense increased and net income decreased by $4.2 million ($0.03 per diluted share), $3.9 million ($0.03 per diluted share) and $3.7 million ($0.03 per diluted share) for the years ended December 31, 2010, 2009 and 2008, respectively, and total equity increased by $12.1 million at December 31, 2008, which includes the calculated equity component of $19.5 million. As of December 31, 2010 and 2009, the remaining unamortized liability component was $225.6 million and $220.9 million, respectively.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Recently Adopted Accounting Standards

On December 21, 2010, the FASB issued Accounting Standards Update (“ASU”) 2010-29, which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. We adopted this guidance on January 1, 2011. We do not believe the adoption of this guidance will have a material impact on our Consolidated Financial Statements.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3 —	Concentration of Credit Risk

As of December 31, 2010, approximately 37.9%, 19.7% and 13.1% of our properties, based on the gross book value of real estate investments, were managed or operated by Sunrise, Brookdale Senior Living and Kindred, respectively. Seniors housing communities and skilled nursing facilities constituted approximately 70.2% and 11.7%, respectively, of our portfolio, based on the gross book value of real estate investments, as of December 31, 2010, with the remaining properties consisting of hospitals, MOBs and other healthcare assets. As of December 31, 2010, our properties were located in 43 states, the District of Columbia and two Canadian provinces, with properties in each of two U.S. states accounting for 10% or more of our total revenues during the year ended December 31, 2010. Properties in each of two states accounted for 10% or more of our total revenues (including amounts in discontinued operations related to properties held-for-sale at December 31, 2009 and 2008, respectively) for the years ended December 31, 2009 and 2008, respectively.

Approximately 24.2%, 26.2% and 25.5% of our total revenues and 35.6%, 38.5% and 38.1% of our total net operating income (“NOI”, which is defined as total revenues, less interest and other income, property-level operating expenses and MOB services costs) (including amounts in discontinued operations) for the years ended December 31, 2010, 2009 and 2008, respectively, were derived from our four Kindred Master Leases. Approximately 11.9%, 12.9% and 12.4% of our total revenues and 17.3%, 19.1% and 18.5% of our total NOI (including amounts in discontinued operations) for the years ended December 31, 2010, 2009 and 2008, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but with straight-line rents where applicable, for all of our triple-net and MOB leases:

		Brookdale Senior
	Kindred	Living	Other	Total
	(In thousands)

2011	$252,773	$117,179	$166,637	$536,589
2012	259,320	117,185	162,720	539,225
2013	179,915	117,191	157,887	454,993
2014	141,519	117,197	152,219	410,935
2015	47,574	117,203	134,611	299,388
Thereafter	—	452,499	593,577	1,046,076

Total	$881,101	$1,038,454	$1,367,651	$3,287,206

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and each contributes a significant portion of our total revenues and NOI, Kindred’s and Brookdale Senior Living’s financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, and their willingness to renew those leases upon expiration of the terms thereof, significantly impact our results of operations and ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy those obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if some or all of those leases are not renewed, we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all.

For the years ended December 31, 2010, 2009 and 2008, senior living operations managed by Sunrise accounted for approximately 43.4%, 44.7% and 45.4% of our total revenues and 22.7%, 20.4% and 21.7% of our total earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and asset impairments and/or valuation allowances (“Adjusted EBITDA”) (including amounts in discontinued operations), respectively.

In December 2010, we and Sunrise modified the management agreements with respect to our 79 seniors housing communities managed by Sunrise. Among other things, the modifications included: reduction of the management fee paid to Sunrise for the period from April 1, 2010 through December 31, 2010 and for all of 2011 to 3.50% and 3.75% per annum, respectively, after which the annual base management fee will equal 6% of revenues (with a range of 5% to 7%); a cap on the amount of incentive management fees payable to Sunrise and allocated “shared services” expenses; enhanced rights and remedies for us in the event of a Sunrise default; and reallocation of the NOI performance thresholds to include a cushion for all 79 communities.

Unlike Kindred and Brookdale Senior Living, Sunrise does not lease properties from us, but rather acts as a property manager for 79 of our seniors housing communities. Therefore, while we are not directly exposed to credit risk with respect to Sunrise, Sunrise’s inability to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as owner under the Sunrise management agreements, we rely on Sunrise’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We also rely on Sunrise to set resident fees and otherwise operate those properties in compliance with our management agreements. Sunrise’s inability or unwillingness to satisfy its obligations under our management agreements, changes in Sunrise’s senior management or any adverse developments in Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us.

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

Note 4 —	Acquisitions of Real Estate Property

The following summarizes our acquisitions in 2010, 2009 and 2008. We completed these acquisitions primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single operator, geography or asset type for our revenue.

Lillibridge Acquisition

On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt, which was not repaid in connection with the closing. Lillibridge is a fully-integrated healthcare real estate company that owns, designs, develops and manages MOBs, and offers strategic, financial and operational real estate advisory services, principally for highly rated, not-for-profit hospitals and healthcare systems throughout the United States.

As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, construction and development, advisory and asset management services business; a 100% interest in 38 MOBs; a 20% joint venture interest in 24 MOBs; and a 5% joint venture interest in 34 MOBs. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid.

Other 2010 Acquisitions

In December 2010, we acquired Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including assumption of Sunrise’s share of mortgage debt totaling $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities, and we now own 100% of all 79 of our Sunrise-managed seniors housing communities. We recorded the difference between the consideration paid and the noncontrolling interest balance as a component of equity in additional paid-in capital.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Also in December 2010, we purchased five MOBs under our Lillibridge platform for a purchase price of $36.6 million. Our portfolio now includes 158 owned or managed MOBs in 19 U.S. states and the District of Columbia.

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

2008 Acquisitions

We acquired a 47-unit seniors housing community located in Texas for $5.1 million, which we lease to an affiliate of Capital Senior Living Corporation. The purchase price was allocated to building and improvements based upon estimated fair value.

We acquired three MOBs for an aggregate purchase price of $66.8 million, inclusive of assumed debt of $34.6 million at the time of the acquisitions. The purchase price was allocated between land, building and improvements, tenant improvements and lease intangibles of $4.6 million, $59.1 million, $3.0 million and $0.1 million, respectively, based upon their estimated fair values. We own one of these MOBs through a consolidated joint venture, with a partner that provides management and leasing services for the property.

As of December 31, 2008, we had invested approximately $8.7 million in the two MOBs that were both under development pursuant to our exclusive joint venture arrangement described above.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Estimated Fair Value

We accounted for the transactions completed during the year ended December 31, 2010 under the purchase method. The following table summarizes the fair values of the assets acquired and liabilities assumed at the date of acquisition, which were determined using level two and three inputs.

	Lillibridge	Other	Total
	(In thousands)

Land	$2,667	$1,196	$3,863
Buildings and improvements	257,312	45,733	303,045
Acquired lease intangibles	36,474	3,014	39,488
Investment in unconsolidated entities	12,092	—	12,092
Other assets	46,718	—	46,613

Total assets acquired	355,263	49,943	405,101
Notes payable and other debt	108,505	—	108,505
Other liabilities	13,993	2,528	16,416

Total liabilities assumed	122,498	2,528	124,921

Net assets acquired	232,765	47,415	280,180
Cash acquired	5,739	—	5,739

Total cash used	$227,026	$47,415	$274,441

Pending Acquisition

In October 2010, we signed a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. We will acquire from Atria 118 private pay seniors housing communities located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Atria, based in Louisville, Kentucky, is owned by private equity funds managed by Lazard Real Estate Partners. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under a long-term management contract with us. We expect to complete the transaction in the first half of 2011, although we cannot assure you that the transaction will close on such timetable or at all.

Note 5 —	Dispositions

We present separately, as discontinued operations, in all periods presented the results of operations for all assets held-for-sale or disposed of during the three-year period ended December 31, 2010.

2010 Dispositions

During 2010, we sold seven seniors housing communities for approximately $60.5 million, including lease termination fees of $0.7 million, and recognized a gain from these sales of approximately $17.3 million in 2010.

2009 Dispositions

In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of a $55.7 million aggregate sale price and a $2.3 million lease termination fee. The proceeds from

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the sale were held in a Code Section 1031 exchange escrow account with a qualified intermediary and used for our acquisition of three MOBs in December 2009. We recognized a gain from the sale of these assets of $39.3 million in 2009.

During 2009, we also sold five seniors housing communities, one hospital, one MOB and one other property to the existing tenants for an aggregate sale price of $96.2 million and transferred related debt of $38.8 million. We recognized a net gain from the sales of these assets of $27.5 million in 2009.

2008 Dispositions

In December 2008, we sold five seniors housing communities to the existing tenant for an aggregate sale price of $62.5 million. We realized a gain from the sale of these assets of $21.5 million in 2008, $8.3 million of which was deferred due to a $10.0 million loan we made to the buyer in conjunction with the sale and was initially being recognized over a period of three years from the date of the sale. However, in December 2010, the buyer repaid the loan in full, and we recognized the remaining gain at that time. We recognized $7.9 million and $0.5 million of the gain during the years ended December 31, 2010 and 2009, respectively. See “Note 6 — Loans Receivable.”

In April 2008, we sold seven properties for an aggregate sale price of $69.1 million. We recognized a gain from the sale of these assets of $25.9 million in 2008. In addition, we received a lease termination fee from the tenant of $1.6 million.

Set forth below is a summary of the results of operations of properties sold during the years ended December 31, 2010, 2009 and 2008, all of which were included in our triple-net leased properties segment, with the exception of one MOB we sold during 2009.

	2010	2009	2008
	(In thousands)

Revenues:
Rental income	$3,350	$8,120	$24,584
Interest and other income	725	2,423	1,700

Expenses:	4,075	10,543	26,284
Interest	1,055	2,746	10,508
Depreciation and amortization	464	1,727	6,253

	1,519	4,473	16,761

Income before gain on sale of real estate assets	2,556	6,070	9,523
Gain on sale of real estate assets	25,241	67,305	39,026

Discontinued operations	$27,797	$73,375	$48,549

Note 6 —	Loans Receivable

As of December 31, 2010, we had $149.3 million of net loans receivable relating to seniors housing and healthcare companies or properties.

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2008, we received a $10.0 million three-year note issued to us as partial consideration for five seniors housing communities we sold at that time. This note was repaid in full in December 2010.

In 2005, we made three first mortgage loans in the aggregate principal amount of $20 million. The loans originally accrued interest at a non-default annual rate of 9% and were secured by four seniors housing communities and guaranteed. During 2008, the borrowers defaulted on their obligations under the loans, and we initiated foreclosure actions on the four secured assets. Due to the unfavorable capital markets and economic environment at that time, we recorded a provision for loan losses on the loans of $6.0 million. Since then, we have taken title to all four assets through foreclosure. We sold one property to an affiliate of one of our existing tenants for approximately $6.3 million. In connection with the sale, we provided $5.0 million of first mortgage financing to the purchaser, secured by, among other things, the property, and received cash consideration of $1.2 million after expenses. We recorded no gain or loss from this transaction. The carrying amounts of the remaining three assets, totaling $9.0 million, approximated the fair value of the underlying assets and no gain or loss was recorded in connection with obtaining title. Operations from these three properties were consolidated into our consolidated financial statements during 2010.

During 2009, we entered into a sourcing and services agreement with a third party to acquire or originate a diversified pool of mortgage loans secured by stable, cash flowing seniors housing and MOB assets. In late 2009, we acquired a first mortgage loan in the principal amount of $6.5 million bearing interest at a fixed rate of 10% per annum and maturing in 2012. During 2010, we acquired a first mortgage loan in the principal amount of $15.8 million bearing interest at a fixed rate of 6.6% per annum and maturing in 2017. Additionally, during 2010, we acquired a first mortgage loan in the principal amount of $20.0 million bearing interest at a fixed rate of 9.25% per annum and maturing in 2015.

Note 7 —	Investments in Unconsolidated Entities

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Our joint venture partners have significant participating rights, and, therefore, we are not required to consolidate these entities. Additionally, these entities are not considered VIEs as they are viable entities controlled by equity holders with sufficient capital. At December 31, 2010, we owned interests in 58 properties which were accounted for under the equity method. Our net investment in these properties as of December 31, 2010 was $15.3 million. For the year ended December 31, 2010, we recorded a loss from unconsolidated entities of $0.7 million.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8 —	Intangibles

	December 31,	December 31,
	2010	2009
	(Dollars in thousands)

Intangible Assets:
Above market leases	$13,232	$10,525
In-place leases	125,452	96,274
Other intangibles	41,680	2,522
Accumulated amortization	(100,808)	(92,636)

Net Intangible Assets	$79,556	$16,685

Remaining weighted average amortization period of lease-related intangible assets in years	18.5	8.0
Intangible Liabilities:
Below market leases	$22,398	$15,143
Accumulated amortization	(12,495)	(10,760)

Net Intangible Liabilities	$9,903	$4,383

Remaining weighted average amortization period of lease-related intangible liabilities in years	6.9	8.3

Lease-related intangible assets are included in net real estate investments on our Consolidated Balance Sheets. Other intangible assets (including goodwill, non-compete agreements and trade names/trademarks) and below market lease intangibles are included in other assets and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets. The net amortization expense related to these intangibles for the years ended December 31, 2010, 2009 and 2008 was $6.9 million, $1.9 million and $29.5 million, respectively. The estimated net amortization of these intangibles for each of the next five years is as follows: 2011 — $6.8 million; 2012 — $5.0 million; 2013 — $4.5 million; 2014 — $4.2 million; and 2015 — $3.4 million.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 9 —	Borrowing Arrangements

The following is a summary of our long-term debt and certain interest rate and maturity information as of December 31, 2010 and 2009:

	2010	2009
	(In thousands)

Unsecured revolving credit facilities	$40,000	$8,466
6 3/4% Senior Notes due 2010	—	1,375
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
Unsecured term loan due 2013	200,000	—
6 5/8% Senior Notes due 2014	—	71,654
7 1/8% Senior Notes due 2015	—	142,669
3.125% Senior Notes due 2015	400,000	—
6 1/2% Senior Notes due 2016	400,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans and other	1,349,521	1,540,064

Total	2,926,954	2,701,661
Unamortized fair value adjustment	11,790	11,642
Unamortized commission fees and discounts	(38,700)	(43,202)

Senior notes payable and other debt	$2,900,044	$2,670,101

Unsecured Revolving Credit Facilities

We have $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate) plus an applicable percentage based on our consolidated leverage. At December 31, 2010, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also have a 20 basis point facility fee. At December 31, 2010, we had $40.0 million of borrowings outstanding, $3.2 million of letters of credit and $956.8 million of available borrowing capacity under our unsecured revolving credit facilities.

In October 2010, we amended the terms of our unsecured revolving credit facilities to release the subsidiary guarantees thereunder.

Convertible Senior Notes

As of December 31, 2010, we had $230.0 million aggregate principal amount of our 3 7/8% convertible notes due 2011 outstanding. The convertible notes are convertible at the option of the holder (i) prior to September 15, 2011, upon the occurrence of specified events and (ii) on or after September 11, 2011, at any time prior to the close of business on the second business day prior to the stated maturity (December 1, 2011), in each case into cash up to the principal amount of the convertible notes and cash or shares of our common stock, at our election, in respect of any conversion value in excess of the principal amount at the current conversion rate of 23.2133 shares per $1,000 principal amount of notes (which equates to a conversion price of approximately $43.08 per share). The conversion rate is subject to adjustment in certain circumstances, including the payment of a quarterly dividend in excess of $0.395 per share. To the extent the market price of our common stock exceeds the conversion price, our earnings per share will be diluted. The convertible notes

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had a minimal dilutive impact per share for the year ended December 31, 2010. See “Note 14 — Earnings Per Share.”

Initially, the convertible notes were unconditionally guaranteed, jointly and severally, on a senior unsecured basis by Ventas Realty, Limited Partnership (“Ventas Realty”) and by certain of our other direct and indirect subsidiaries. On September 30, 2010, the subsidiary guarantees (other than the guarantee by Ventas Realty) were released pursuant to the terms of the indenture governing the notes. The convertible notes are part of our and the guarantor’s general unsecured obligations, ranking equal in right of payment with all of our and the guarantor’s existing and future senior obligations and ranking senior to all of our and the guarantor’s existing and future subordinated indebtedness. However, the convertible notes are effectively subordinated to our and the guarantor’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The convertible notes are also structurally subordinated to preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries that do not guarantee the convertible notes.

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

Senior Notes and Other

As of December 31, 2010, we had $1.3 billion aggregate principal amount of senior notes issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation (collectively, the “Issuers”) outstanding. We issued $200.0 million principal amount of each of our senior notes due 2016 and senior notes due 2017 at initial discounts to par value of 1/2% and 5 5/8%, respectively. We issued $50.0 million principal amount of our senior notes due 2014 at a 1% discount to par value.

In May 2010, we repaid in full, at par, $1.4 million principal amount then outstanding of our 6 3/4% senior notes due 2010 upon maturity. In June 2010, we exercised our option to redeem all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, on the redemption date and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter of 2010.

In October 2010, we exercised our option to redeem all $71.7 million principal amount then outstanding of our 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

In November 2010, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2015, at a public offering price equal to 99.528% of par for total proceeds of $398.1 million, before the underwriting discount and expenses.

During 2009, we issued and sold $200.0 million aggregate principal amount of senior notes due 2016 at a 15 3/4% discount to par value, for total proceeds of $168.5 million, before the underwriting discount and expenses. We also repaid in full, at par, $49.8 million principal amount then outstanding of our senior notes due 2009 upon maturity, and purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010; $109.4 million principal amount of our outstanding 9% senior notes due 2012;

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014; and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a net loss on extinguishment of debt of $6.1 million related to these purchases.

During 2008, we purchased $124.4 million principal amount of senior notes due 2009 and $52.0 million principal amount of senior notes due 2010 in open market transactions and reported a net gain on extinguishment of debt of $2.5 million.

Initially, the senior notes were unconditionally guaranteed, jointly and severally, on a senior unsecured basis by us and, except in the case of our 3.125% senior notes due 2015, by certain of our direct and indirect subsidiaries. On September 30, 2010, the subsidiary guarantees on our outstanding senior notes (other than our 9% senior notes due 2012) were released pursuant to the terms of the indentures governing the notes. The senior notes are part of our and the Issuers’ general unsecured obligations, ranking equal in right of payment with all of our and the Issuers’ existing and future senior obligations and ranking senior to all of our and the Issuers’ existing and future subordinated indebtedness. However, the senior notes are effectively subordinated to our and the Issuers’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries.

The Issuers may redeem each series of senior notes, in whole at any time or in part from time to time, prior to maturity at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date. In addition, at certain times, the Issuers may redeem up to 35% of the aggregate principal amount of each series of senior notes (other than our 3.125% senior notes due 2015) with the net cash proceeds from certain equity offerings at the redemption price set forth in the applicable indenture, plus accrued and unpaid interest thereon to the redemption date.

If we experience certain kinds of changes of control, the Issuers must make an offer to repurchase the senior notes (other than our 3.125% senior notes due 2015), in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody’s Investors Service (“Moody’s”) and Standard & Poor’s Ratings Services (“S&P”) have confirmed their ratings at Ba3 or higher and BB- or higher on the senior notes and certain other conditions are met, this repurchase obligation will not apply.

In September 2010, we entered into a $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at an all-in fixed rate of 4% per annum. The term loan contains the same restrictive covenants as our unsecured revolving credit facilities.

Mortgages

At December 31, 2010, we had outstanding 105 mortgage loans in the aggregate principal amount of $1.3 billion that are collateralized by 114 underlying properties. These loans generally bear interest at fixed rates ranging from 5.1% to 7.7% per annum, except for six loans having aggregate outstanding principal balances totaling $115.3 million which bear interest at the lender’s variable rates ranging from 1.2% to 2.6% per annum as of December 31, 2010. At December 31, 2010, the weighted average annual rate on our fixed rate mortgage loans was 6.2%, and the weighted average annual rate on our variable rate mortgage loans was 1.5%. Our mortgage loans had a weighted average maturity of 5.8 years as of December 31, 2010.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2010, our indebtedness had the following maturities:

		Unsecured	Scheduled
	Principal Amount	Revolving Credit	Periodic	Total
	Due at Maturity	Facilities(1)	Amortization	Maturities
		(In thousands)

2011	$256,245	$—	$26,909	$283,154
2012	388,937	40,000	23,431	452,368
2013	350,962	—	17,888	368,850
2014	53,485	—	14,908	68,393
2015	469,271	—	12,075	481,346
Thereafter	1,219,521	—	53,322	1,272,843

Total maturities	$2,738,421	$40,000	$148,533	$2,926,954

(1)	At December 31, 2010, we had $21.8 million of unrestricted cash and cash equivalents, for a net amount outstanding on our unsecured revolving credit facilities of $18.2 million.

As of December 31, 2010, our joint venture partners’ share of total debt was $4.8 million with respect to three of our properties owned through consolidated joint ventures. Total debt does not include our portion of debt related to our investments in unconsolidated entities.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; (iv) merge, consolidate or transfer certain assets; and (v) sell assets. At any time we maintain investment grade ratings by both Moody’s and S&P, the indentures governing certain series of our senior notes provide that certain of these restrictive covenants will either be suspended or fall away. We and our subsidiaries are also required to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured revolving credit facilities and term loan also require us to maintain certain financial covenants pertaining to, among other things, our consolidated leverage, secured debt, fixed charge coverage and net worth.

As of December 31, 2010, we were in compliance with all of these covenants.

Derivatives and Hedging

In the normal course of business, we are exposed to the effect of interest rate movements on future cash flows under our variable rate debt obligations and the effect of foreign currency exchange rate movements on our senior living operations. We attempt to mitigate these risks by following established risk management policies and procedures, including the use of derivative instruments.

For interest rate exposures, we use derivatives primarily to fix the rate on our variable rate debt and to manage the cost of borrowing obligations. We prohibit the use of derivative instruments for trading or speculative purposes, and we have a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When considered together with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future net income or financial position.

Unamortized Fair Value Adjustment

As of December 31, 2010, the unamortized fair value adjustment related to the long-term debt we assumed in connection with our 2007 acquisition of the assets of Sunrise Senior Living Real Estate Investment

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Trust (“Sunrise REIT”) and various MOB acquisitions was $11.8 million and will be recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (reduction of interest expense) for each of the next five years follows: 2011 — $3.2 million; 2012 — $2.6 million; 2013 — $1.7 million; 2014 — $1.0 million; and 2015 — $0.8 million.

Note 10 —	Fair Values of Financial Instruments

As of December 31, 2010 and 2009, the carrying amounts and fair values of our financial instruments were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
		(In thousands)

Cash and cash equivalents	$21,812	$21,812	$107,397	$107,397
Loans receivable, net	149,263	155,377	131,887	129,512
Marketable debt securities	66,675	66,675	65,038	65,038
Senior notes payable and other debt, gross	(2,926,954)	(3,055,435)	(2,701,661)	(2,780,405)

Fair value estimates are subjective in nature and depend upon several important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

At December 31, 2010, we held marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $61.9 million and $66.7 million, respectively. At December 31, 2009, these securities had an aggregate amortized cost basis and fair value of $60.6 million and $65.0 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. In January 2011, we sold one of the securities and received proceeds of approximately $10.6 million. We expect to recognize a gain from the sale of approximately $0.8 million in the first quarter of 2011.

Note 11 —	Stock-Based Compensation

Compensation Plans

We have: four plans under which outstanding options to purchase common stock and/or shares or units of restricted stock have been, or may be, granted to officers, employees and non-employee directors (the 2000 Incentive Compensation Plan (Employee Plan), the 2004 Stock Plan for Directors, the 2006 Incentive Plan, and the 2006 Stock Plan for Directors); one plan under which executive officers may receive common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and two plans under which certain directors have received or may receive common stock in lieu of director fees (the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”) and the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”

During the year ended December 31, 2010, we were permitted to make option and restricted stock grants and stock issuances only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The number of shares reserved and the number of shares available for future grants or issuance under these Plans as of December 31, 2010 are as follows:

•	Executive Deferred Stock Compensation Plan — 500,000 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option and 500,000 shares were available for future issuance as of December 31, 2010.

•	Nonemployee Directors’ Deferred Stock Compensation Plan — 500,000 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 453,267 shares were available for future issuance as of December 31, 2010.

•	2006 Incentive Plan — 5,000,000 shares were reserved initially for grants or issuance to employees, and 2,597,732 shares were available for future grants or issuance as of December 31, 2010. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

•	2006 Stock Plan for Directors — 400,000 shares were reserved initially for grants or issuance to non-employee directors and 229,448 shares were available for future grants or issuance as of December 31, 2010. This plan replaced the 2004 Stock Plan for Directors.

Under the Plans (other than the Executive Deferred Stock Compensation Plan, the Directors Stock Purchase Plan and the Nonemployee Directors’ Deferred Stock Compensation Plan), options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over periods ranging from one to five years. Vesting of certain options may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.

Stock Options

In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2010	2009	2008

Risk-free interest rate	2.00 - 3.45%	1.37 - 2.32%	2.48%
Dividend yield	6.75%	5.75%	5.75%
Volatility factors of the expected market price for our common stock	37.1 - 44.6%	36.1 - 42.7%	21.0%
Weighted average expected life of options	4.25 - 7.0 years	3.5 - 6.0 years	3.5 years

The following is a summary of stock option activity in 2010:

				Weighted
			Weighted	Average
		Range of	Average	Remaining	Intrinsic
		Exercise	Exercise	Contractual	Value
Activity	Shares	Prices	Price	Life (Years)	($000’s)

Outstanding as of December 31, 2009	1,639,976	$11.34 - $45.25	$35.85
Options granted	343,601	43.74 - 45.26	44.45
Options exercised	(327,019)	21.57 - 43.26	33.38
Options canceled	—	—	—

Outstanding as of December 31, 2010	1,656,558	11.34 - 45.26	38.12	7.2	$23,781

Exercisable as of December 31, 2010	1,316,355	$11.34 - $45.26	$37.96	6.8	$19,111

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation cost for all share-based awards are based on the grant date fair value and are recognized as the requisite service periods are rendered. Compensation costs related to stock options for the years ended December 31, 2010, 2009 and 2008 were $3.1 million, $2.9 million and $2.3 million, respectively.

A summary of the status of our nonvested stock options as of December 31, 2010 and changes during the year then ended follows:

		Weighted Average
		Grant Date Fair
Activity	Shares	Value

Nonvested at beginning of year	484,343	$4.89
Granted	343,601	9.59
Vested	(487,741)	5.80
Forfeited	—	—

Nonvested at end of year	340,203	$8.33

As of December 31, 2010, we had $1.0 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of one year. Proceeds received from options exercised under the Plans for the years ended December 31, 2010, 2009 and 2008 were $10.9 million, $2.2 million and $6.2 million, respectively.

Restricted Stock and Restricted Stock Units

We recognize the market value of shares of restricted stock and restricted stock units on the date of the award as stock-based compensation expense over the service period, with charges to general and administrative expenses of approximately $11.0 million in 2010, $9.0 million in 2009 and $7.7 million in 2008. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. The vesting of restricted stock and restricted stock units may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.

A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2010, and changes during the year ended December 31, 2010 follows:

		Weighted		Weighted
		Average		Average
	Restricted	Grant Date	Restricted	Grant Date
	Stock	Fair Value	Stock Units	Fair Value

Nonvested at December 31, 2009	361,173	$37.16	6,122	$37.39
Granted	382,130	46.02	2,632	43.74
Vested	(244,443)	38.84	(4,064)	39.33
Forfeited	(4,893)	45.81	—	—

Nonvested at December 31, 2010	493,967	$43.10	4,690	$39.28

As of December 31, 2010, we had $14.5 million unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 2.8 years.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2010, 36,375 shares had been purchased under the ESPP and 2,463,625 shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(K) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. We make a contribution for each qualifying employee of up to 3% of his or her salary, subject to certain limitations, regardless of the employee’s individual contribution. During 2010, 2009 and 2008, our aggregate contributions were approximately $200,000, $189,000 and $164,000, respectively.

Note 12 —	Income Taxes

We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. The TRS entities were created or acquired in connection with the Sunrise REIT and Lillibridge acquisitions. All entities other than the TRS entities are collectively referred to as “the REIT” within this Note 12.

We intend to continue to operate in such a manner as to enable us to qualify as a REIT; however, our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership, and the various qualification tests. During the years ended December 31, 2010, 2009 and 2008, our tax treatment of distributions per common share was as follows:

	2010	2009	2008

Tax treatment of distributions:
Ordinary income	$1.99928	$1.8356	$1.9025
Long-term capital gain	0.07644	0.1510	0.0712
Unrecaptured Section 1250 gain	0.06428	0.0634	0.0763

Distribution reported for 1099-DIV purposes	2.14000	2.0500	2.0500
Less: Dividend declared in prior year and taxable in current year	—	—	—

Distributions declared per common share outstanding	$2.14000	$2.0500	$2.0500

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2010, 2009 and 2008. Our consolidated provision (benefit) for income taxes for the years ended December 31, 2010, 2009 and 2008 was as follows:

	2010	2009	2008
	(In thousands)

Current	$2,459	$2,166	$3,010
Deferred	2,742	(3,885)	(18,895)

Total	$5,201	$(1,719)	$(15,885)

The deferred tax expense/benefit for the years ended December 31, 2010, 2009 and 2008 was adjusted by income tax expense of $2.3 million, $1.7 million and $1.7 million, respectively, related to the noncontrolling interest share of net income. For the tax years ended December 31, 2010, 2009 and 2008, the Canadian

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

income tax benefit included in the consolidated benefit for income taxes was $0.3 million, $2.0 million and $3.3 million, respectively.

Although the TRS entities were not liable for any cash federal income taxes for the year ended December 31, 2010, their federal income tax liabilities may increase in future years as we exhaust net operating loss carryforwards and as our senior living operations segment grows. Such increases could be significant.

A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2010, 2009 and 2008, to the income tax benefit is as follows:

	2010	2009	2008
	(In thousands)

Tax at statutory rate on earnings from continuing operations before noncontrolling interest and income taxes	$79,497	$67,993	$48,134
State income taxes, net of federal benefit	700	(126)	(445)
Increase in valuation allowance	5,705	7,713	1,170
Increase in ASC 740 income tax liability	2,420	2,166	3,010
Tax at statutory rate on earnings not subject to federal income taxes	(83,324)	(79,120)	(68,538)
Other differences	203	(345)	784

Income tax expense (benefit)	$5,201	$(1,719)	$(15,885)

The REIT made no income tax payments for the year ended December 31, 2010, 2009 and 2008.

In connection with the Sunrise REIT acquisition, we established a beginning net deferred tax liability of $306.3 million related to temporary differences between the financial reporting and tax bases of assets and liabilities acquired (primarily property and related assets, net of net operating loss carryforwards). No net deferred tax asset or liability was recorded for the Lillibridge acquisition.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2010, 2009 and 2008 are summarized as follows:

	2010	2009	2008
	(In thousands)

Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(287,165)	$(293,800)	$(291,481)
Operating loss and interest deduction carryforwards	103,733	86,014	70,302
Expense accruals and other	3,093	(58)	275
Valuation allowance	(60,994)	(45,821)	(36,595)

Net deferred tax liabilities	$(241,333)	$(253,665)	$(257,499)

Our net deferred tax liability decreased $12.3 million during 2010 due primarily to the purchase of Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise. See “Note 4 — Acquisitions of Real Estate Property.”

Due to our uncertainty regarding the realization of certain deferred tax assets, we established valuation allowances, the majority of which related to the net operating loss (“NOL”) carryforward related to the REIT.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the years ended December 31, 2010 and 2009, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $365.4 million and $384.7 million, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

We are subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOLs.

We had a $23.3 million deferred tax liability as of December 31, 2007 to be utilized for any built-in gains tax related to the disposition of assets owned prior to our REIT election in 1999. The ten-year period in which these assets were subject to built-in gains tax ended on December 31, 2008. Because we did not dispose of any of these assets prior to December 31, 2008, we did not expect to pay any amounts related to this contingent liability and therefore $23.3 million was reversed into income during 2008.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2007 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2006 and subsequent years. We are also subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to 2004 related to entities acquired or formed in connection with our Sunrise REIT acquisition.

We have a combined NOL carryforward of $154 million at December 31, 2010 related to the TRS entities and an NOL carryforward related to the REIT of $110 million (including carryforwards related to Lillibridge entities of $12.5 million and $19.2 million, respectively). These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge NOL carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2020 for the REIT.

As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2010 and 2009. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot give any assurances as to the outcome of these matters.

The following table summarizes the activity related to our unrecognized tax benefits:

	2010	2009
	(In thousands)

Balance as of January 1	$15,444	$12,870
Additions to tax positions related to the current year	2,424	2,562
Additions to tax positions related to prior years	—	577
Subtractions to tax positions related to prior years	—	(565)

Balance as of December 31	$17,868	$15,444

Included in the unrecognized tax benefits of $17.9 million and $15.4 million at December 31, 2010 and 2009, respectively, was $17.3 million and $15.0 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no penalties. Interest of $0.4 million related to the unrecognized tax benefits was accrued during 2010. We expect our unrecognized tax benefits to increase by $2.5 million during 2011.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13 —	Commitments and Contingencies

Assumption of Certain Operating Liabilities and Litigation

We may be subject to various liabilities arising out of our acquisitions, including most recently the Lillibridge acquisition. Some of these liabilities may be indemnified by third parties. If the liabilities we have assumed are greater than expected, if there are obligations relating to the acquired properties or operations of which we were not aware at the time of completion of the acquisitions, or if we are not indemnified, such liabilities and/or obligations could have a Material Adverse Effect on us.

Other

We are subject to certain operating and ground lease obligations that generally require fixed monthly or annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 84 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2010 were $3.7 million in 2011, $3.7 million in 2012, $3.7 million in 2013, $3.2 million in 2014, $2.9 million in 2015 and $141.0 million thereafter.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Earnings Per Share

The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$218,370	$193,120	$174,054
Discontinued operations	27,797	73,375	48,549

Net income attributable to common stockholders	$246,167	$266,495	$222,603

Denominator:
Denominator for basic earnings per share — weighted average shares	156,608	152,566	139,572
Effect of dilutive securities:
Stock options	407	126	223
Restricted stock awards	70	64	17
Convertible notes	572	2	100

Dilutive potential common stock	1,049	192	340

Denominator for diluted earnings per share — adjusted weighted average shares	157,657	152,758	139,912

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.39	$1.27	$1.24
Discontinued operations	0.18	0.48	0.35

Net income attributable to common stockholders	$1.57	$1.75	$1.59

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.38	$1.26	$1.24
Discontinued operations	0.18	0.48	0.35

Net income attributable to common stockholders	$1.56	$1.74	$1.59

There were 0, 975,500 and 940,500 anti-dilutive options outstanding for the years ended December 31, 2010, 2009 and 2008, respectively.

Note 15 —	Litigation

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

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 24, 2009, we filed a cross-appeal to the Sixth Circuit, which will be heard and decided in conjunction with HCP’s appeal. In addition to maintaining the full benefit of our favorable jury verdict, in our cross-appeal, we have asserted that we are entitled to substantial monetary relief in addition to the jury verdict, including punitive damages, additional compensatory damages and pre-judgment interest. We are vigorously pursuing our cross-appeal and are seeking additional proceedings in the District Court in which a jury may supplement the current judgment.

On December 11, 2009, HCP posted a $102.8 million letter of credit in our favor to serve as security to stay execution of the jury verdict pending the appellate proceedings.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The briefing process for HCP’s appeal and our cross-appeal is complete, and oral argument has been scheduled for March 10, 2011. We expect that a final decision by the Sixth Circuit will be issued in 2011. We cannot assure you as to the outcome of HCP’s appeal or our cross-appeal or the timing of a decision by the Sixth Circuit.

Other Litigation

We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation in connection with our senior living and MOB operations. It is the opinion of our management that, except as otherwise set forth in this Note 15, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

Note 16 —	Capital Stock

At December 31, 2010 and 2009, our authorized capital stock consisted of 300,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we intend to use to repay existing mortgage debt and for working capital and other general corporate purposes, including to fund future acquisitions or investments, if any.

In March 2010, we filed a registration statement on Form S-3 with the SEC relating to the resale, from time to time, by the selling stockholders of shares of our common stock, if any, that may become issuable upon conversion of our outstanding 3 7/8% convertible senior notes due 2011. The registration statement replaced our previous resale shelf registration statement, which expired pursuant to the SEC’s rules.

In April 2009, we issued and sold 13,062,500 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $312.2 million in aggregate proceeds from the sale, before the underwriting discount and expenses, which we used, together with our net proceeds from the sale of our senior notes due 2016, to fund our cash tender offers for outstanding senior notes, to repay debt and for general corporate purposes.

In April 2009, we filed an automatic shelf registration statement on Form S-3 with the SEC relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. The registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the SEC’s rules.

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

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Certificate of Incorporation.

Distribution Reinvestment and Stock Purchase Plan

We have in effect a Distribution Reinvestment and Stock Purchase Plan (“DRIP”), under which existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also may purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. We currently offer a 1% discount on the purchase price of our common stock to shareholders who reinvest their dividends and/or make optional cash purchases through the DRIP. The amount and availability of this discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.

Accumulated Other Comprehensive Income

	As of December 31,
	2010	2009
	(In thousands)

Foreign currency translation	$23,010	$16,059
Unrealized gain on marketable debt securities	4,794	4,440
Other	(936)	(830)

Total accumulated other comprehensive income	$26,868	$19,669

Note 17 —	Related Party Transactions

We lease eight personal care facilities to Tangram Rehabilitation Network, Inc. (“Tangram”) pursuant to a master lease agreement that is guaranteed by its parent company, Res-Care, Inc. (“Res-Care”), of which a member of our Board of Directors served as Chairman of the Board until December 2010. For the years ended December 31, 2010, 2009 and 2008, Tangram has paid us approximately $1.0 million, $1.0 million and $0.9 million, respectively, in base rent payments.

In connection with the closing of our Lillibridge acquisition, we entered into an Intellectual Property Rights Purchase and Sale Agreement with Todd W. Lillibridge, who became our Executive Vice President, Medical Property Operations. Under the agreement, we acquired Mr. Lillibridge’s rights in and to the use of the Lillibridge name and the “LILLIBRIDGE” trademark, as well as certain derivative trademarks, design marks and slogans for an aggregate purchase price of $3.0 million, which was reported in the total purchase price for the acquisition. See “Note 4 — Acquisitions of Real Estate Property.”

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Quarterly Financial Information (Unaudited)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2010 and 2009 is provided below.

	For the Year Ended December 31, 2010
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues(1)	$240,888	$243,320	$264,665	$267,994

Income from continuing operations attributable to common stockholders(1)	$51,874	$52,215	$57,356	$56,925
Discontinued operations(1)	745	5,852	542	20,658

Net income attributable to common stockholders	$52,619	$58,067	$57,898	$77,583

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.34	$0.33	$0.37	$0.36
Discontinued operations	0.00	0.04	0.00	0.13

Net income attributable to common stockholders	$0.34	$0.37	$0.37	$0.49

Diluted:
Income from continuing operations applicable to common shares	$0.34	$0.33	$0.37	$0.36
Discontinued operations	0.00	0.04	0.00	0.13

Net income applicable to common shares	$0.34	$0.37	$0.37	$0.49

Dividends declared per share	$0.535	$0.535	$0.535	$0.535

(1)	The amounts presented for the three months ended March 31, 2010 and June 30, 2010 are not equal to the same amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2010.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Three Months Ended
	March 31,	June 30,
	2010	2010
	(In thousands, except per share amounts)

Revenues, previously reported in Form 10-Q	$241,545	$243,978
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(657)	(658)

Total revenues disclosed in Form 10-K	$240,888	$243,320

Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q	$52,159	$52,523
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(285)	(308)

Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$51,874	$52,215

Discontinued operations, previously reported in Form 10-Q	$460	$5,544
Discontinued operations from properties sold subsequent to the respective reporting period	285	308

Discontinued operations disclosed in Form 10-K	$745	$5,852

	For the Year Ended December 31, 2009
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share amounts)

Revenues	$228,247	$230,795	$234,637	$237,896

Income from continuing operations attributable to common stockholders	$44,817	$45,736	$49,226	$53,341
Discontinued operations	29,411	42,645	579	740

Net income attributable to common stockholders	$74,228	$88,381	$49,805	$54,081

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.32	$0.29	$0.32	$0.35
Discontinued operations	0.21	0.28	0.00	0.00

Net income attributable to common stockholders	$0.52	$0.57	$0.32	$0.35

Diluted:
Income from continuing operations applicable to common shares	$0.31	$0.29	$0.32	$0.35
Discontinued operations	0.21	0.28	0.00	0.00

Net income applicable to common shares	$0.52	$0.57	$0.32	$0.35

Dividends declared per share	$0.5125	$0.5125	$0.5125	$0.5125

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 19 —	Segment Information

As of December 31, 2010, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.

With the addition of the Lillibridge businesses and properties in July 2010, we believed the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the Lillibridge acquisition, we operated through two reportable segments: triple-net leased properties and senior living operations. Prior year amounts have been restated to reflect the segregation of our MOB operations into a reportable business segment.

We evaluate performance of the combined properties in each segment based on segment profit, which we define as NOI adjusted for gain/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and MOB services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Annual Report on Form 10-K.

Interest expense, depreciation and amortization, general, administrative and professional fees and non-property specific revenues and expenses are not allocated to individual segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

All other revenues consist primarily of income from loans and investments and other miscellaneous income. All other assets consist primarily of corporate assets including cash, restricted cash, deferred financing costs, notes receivable, and miscellaneous accounts receivable.

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summary information by business segment is as follows:

For the year ended December 31, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$469,825	$—	$69,747	$—	$539,572
Resident fees and services	—	446,301	—	—	446,301
Medical office building services revenue	—	—	14,098	—	14,098
Income from loans and investments	—	—	—	16,412	16,412
Interest and other income	—	—	—	484	484

Total revenues	$469,825	$446,301	$83,845	$16,896	$1,016,867

Total revenues	$469,825	$446,301	$83,845	$16,896	$1,016,867
Less:
Interest and other income	—	—	—	484	484
Property-level operating expenses	—	291,831	24,122	—	315,953
Medical office building services costs	—	—	9,518	—	9,518

Segment NOI	469,825	154,470	50,205	16,412	690,912
Loss from unconsolidated entities	—	—	(664)	—	(664)

Segment profit	$469,825	$154,470	$49,541	$16,412	690,248

Interest and other income					484
Interest expense					(178,863)
Depreciation and amortization					(205,600)
General, administrative and professional fees					(49,830)
Foreign currency loss					(272)
Loss on extinguishment of debt					(9,791)
Merger-related expenses and deal costs					(19,243)
Income tax expense					(5,201)
Discontinued operations					27,797

Net income					$249,729

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2009:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$460,646	$—	$35,922	$—	$496,568
Resident fees and services	—	421,058	—	—	421,058
Income from loans and investments	—	—	—	13,107	13,107
Interest and other income	—	—	—	842	842

Total revenues	$460,646	$421,058	$35,922	$13,949	$931,575

Total revenues	$460,646	$421,058	$35,922	$13,949	$931,575
Less:
Interest and other income	—	—	—	842	842
Property-level operating expenses	—	290,045	12,768	—	302,813

Segment NOI	460,646	131,013	23,154	13,107	627,920
Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$460,646	$131,013	$23,154	$13,107	627,920

Interest and other income					842
Interest expense					(176,990)
Depreciation and amortization					(199,531)
General, administrative and professional fees					(38,830)
Foreign currency loss					(50)
Loss on extinguishment of debt					(6,080)
Merger-related expenses and deal costs					(13,015)
Income tax benefit					1,719
Discontinued operations					73,375

Net income					$269,360

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For the year ended December 31, 2008:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)

Revenues:
Rental income	$449,099	$—	$27,716	$—	$476,815
Resident fees and services	—	429,257	—	—	429,257
Income from loans and investments	—	—	—	8,847	8,847
Interest and other income	—	—	—	4,226	4,226

Total revenues	$449,099	$429,257	$27,716	$13,073	$919,145

Total revenues	$449,099	$429,257	$27,716	$13,073	$919,145
Less:
Interest and other income	—	—	—	4,226	4,226
Property-level operating expenses	—	290,444	10,506	5,994	306,944

Segment NOI	449,099	138,813	17,210	2,853	607,975
Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$449,099	$138,813	$17,210	$2,853	607,975

Interest and other income					4,226
Interest expense					(202,624)
Depreciation and amortization					(229,501)
General, administrative and professional fees					(40,651)
Foreign currency gain					162
Gain on extinguishment of debt					2,398
Merger-related expenses and deal costs					(4,460)
Reversal of contingent liability					23,328
Income tax benefit					15,885
Discontinued operations					48,549

Net income					$225,287

	As of December 31,
	2010	2009
	(In thousands)

Assets:
Triple-net leased properties	$2,474,612	$2,599,200
Senior living operations	2,297,041	2,342,884
MOB operations	748,945	370,110
All other assets	237,423	304,051

Total assets	$5,758,021	$5,616,245

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Capital expenditures:
Triple-net leased properties(1)	$12,884	$10,867	$11,487
Senior living operations	10,268	11,081	7,301
MOB operations(2)	271,144	105,880	51,372

Total capital expenditures	$294,296	$127,828	$70,160

(1)	2009 includes $9.3 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

(2)	2009 includes $55.7 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our business segments is as follows:

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Revenue:
United States	$932,337	$857,847	$843,671
Canada	84,530	73,728	75,474

Total revenues	$1,016,867	$931,575	$919,145

	As of December 31,
	2010	2009
	(In thousands)

Long-lived assets:
United States	$4,857,510	$4,711,071
Canada	422,009	418,036

Total long-lived assets	$5,279,519	$5,129,107

Note 20 —	Condensed Consolidating Information

Initially, we and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of the Issuers (other than our 3.125% senior notes due 2015). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. Other subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Guarantors were not obligated with respect to the senior notes or the convertible notes. On September 30, 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to each series of then outstanding senior notes (other than the 9% senior notes due 2012) of the Issuers and our convertible notes pursuant to the terms of the applicable indentures. Contractual and legal restrictions, including those contained in the instruments governing certain

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of December 31, 2010 and 2009 and for the years ended December 31, 2010, 2009, and 2008:

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Assets
Net real estate investments	$937	$2,723,878	$688,158	$2,031,141	$—	$5,444,114
Cash and cash equivalents	1,083	2,314	—	18,415	—	21,812
Escrow deposits and restricted cash	76	13,713	9,169	15,982	—	38,940
Deferred financing costs, net	2,691	1,295	7,961	7,586	—	19,533
Investment in and advances to affiliates	1,413,338	—	1,028,720	—	(2,442,058)	—
Other	75,794	113,666	8,057	36,105	—	233,622

Total assets	$1,493,919	$2,854,866	$1,742,065	$2,109,229	$(2,442,058)	$5,758,021

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$225,644	$301,337	$1,301,089	$1,071,974	$—	$2,900,044
Intercompany	(144,897)	579,313	(434,454)	38	—	—
Accrued interest	(113)	1,526	12,852	5,031	—	19,296
Accounts payable and other liabilities	41,355	147,101	15,712	2,975	—	207,143
Deferred income taxes	241,333	—	—	—	—	241,333

Total liabilities	363,322	1,029,277	895,199	1,080,018	—	3,367,816
Total equity	1,130,597	1,825,589	846,866	1,029,211	(2,442,058)	2,390,205

Total liabilities and equity	$1,493,919	$2,854,866	$1,742,065	$2,109,229	$(2,442,058)	$5,758,021

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET — (Continued)
As of December 31, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Assets
Net real estate investments	$9,496	$2,378,879	$769,857	$2,102,762	$—	$5,260,994
Cash and cash equivalents	—	4,258	82,886	20,253	—	107,397
Escrow deposits and restricted cash	215	9,790	12,766	17,061	—	39,832
Deferred financing costs, net	1,192	1,612	15,577	10,871	—	29,252
Investment in and advances to affiliates	1,169,609	—	1,308,403	—	(2,478,012)	—
Other	3	67,740	82,346	28,681	—	178,770

Total assets	$1,180,515	$2,462,279	$2,271,835	$2,179,628	$(2,478,012)	$5,616,245

Liabilities and stockholders’ equity
Liabilities:
Senior notes payable and other debt	$220,942	$468,653	$876,987	$1,103,519	$—	$2,670,101
Intercompany	(45,563)	453,897	(408,200)	(134)	—	—
Accrued interest	(3,552)	5,302	10,732	5,492	—	17,974
Accounts payable and other liabilities	15,696	63,397	42,580	68,772	—	190,445
Deferred income taxes	253,665	61	—	(61)	—	253,665

Total liabilities	441,188	991,310	522,099	1,177,588	—	3,132,185
Total equity	739,327	1,470,969	1,749,736	1,002,040	(2,478,012)	2,484,060

Total liabilities and equity	$1,180,515	$2,462,279	$2,271,835	$2,179,628	$(2,478,012)	$5,616,245

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Revenues:
Rental income	$2,409	$189,316	$280,246	$67,601	$—	$539,572
Resident fees and services	—	159,546	—	286,755	—	446,301
Medical office building services revenue	—	14,098	—	—	—	14,098
Income from loans and investments	5,666	2,957	7,789	—	—	16,412
Equity earnings in affiliates	256,034	1,908	—	—	(257,942)	—
Interest and other income	332	60	83	9	—	484

Total revenues	264,441	367,885	288,118	354,365	(257,942)	1,016,867
Expenses:
Interest	5,378	26,397	82,744	64,344	—	178,863
Depreciation and amortization	1,635	95,587	37,550	70,828	—	205,600
Property-level operating expenses	—	116,457	519	198,977	—	315,953
Medical office building services costs	—	9,518	—	—	—	9,518
General, administrative and professional fees	(2,549)	25,688	21,618	5,073	—	49,830
Foreign currency loss	219	52	—	1	—	272
Loss on extinguishment of debt	—	798	8,993	—	—	9,791
Merger-related expenses and deal costs	14,291	4,942	—	10	—	19,243
Intercompany interest	(3,620)	32,507	(28,887)	—	—	—

Total expenses	15,354	311,946	122,537	339,233	—	789,070

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	249,087	55,939	165,581	15,132	(257,942)	227,797
Loss from unconsolidated entities	—	—	(664)	—	—	(664)
Income tax expense	(2,920)	(2,281)	—	—	—	(5,201)

Income from continuing operations	246,167	53,658	164,917	15,132	(257,942)	221,932
Discontinued operations	—	1,942	25,855	—	—	27,797

Net income	246,167	55,600	190,772	15,132	(257,942)	249,729
Net income attributable to noncontrolling interest	—	—	—	3,562	—	3,562

Net income attributable to common stockholders	$246,167	$55,600	$190,772	$11,570	$(257,942)	$246,167

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME — (Continued)
For the Year Ended December 31, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Revenues:
Rental income	$2,351	$148,203	$276,008	$70,006	$—	$496,568
Resident fees and services	—	141,669	—	279,389	—	421,058
Income from loans and investments	—	3	13,104	—	—	13,107
Equity earnings in affiliates	264,163	2,309	—	—	(266,472)	—
Interest and other income	1	6	800	35	—	842

Total revenues	266,515	292,190	289,912	349,430	(266,472)	931,575
Expenses:
Interest	4,318	23,314	88,988	60,370	—	176,990
Depreciation and amortization	651	86,236	40,398	72,246	—	199,531
Property-level operating expenses	—	102,425	456	199,932	—	302,813
General, administrative and professional fees	109	14,692	18,934	5,095	—	38,830
Foreign currency (gain) loss	(45)	63	23	9	—	50
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	11,682	1,333	—	—	13,015
Intercompany interest	(3,294)	39,077	(35,130)	(653)	—	—

Total expenses	1,739	277,489	121,014	337,067	—	737,309

Income before income taxes, discontinued operations and noncontrolling interest	264,776	14,701	168,898	12,363	(266,472)	194,266
Income tax benefit	1,719	—	—	—	—	1,719

Income from continuing operations	266,495	14,701	168,898	12,363	(266,472)	195,985
Discontinued operations	—	33	61,981	11,361	—	73,375

Net income	266,495	14,734	230,879	23,724	(266,472)	269,360
Net (loss) income attributable to noncontrolling interest	—	(1,271)	—	4,136	—	2,865

Net income attributable to common stockholders	$266,495	$16,005	$230,879	$19,588	$(266,472)	$266,495

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME — (Continued)
For the Year Ended December 31, 2008

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Revenues:
Rental income	$2,296	$142,170	$263,801	$68,548	$—	$476,815
Resident fees and services	—	142,583	—	286,674	—	429,257
Income from loans and investments	—	—	8,847	—	—	8,847
Equity earnings in affiliates	191,524	5,596	—	—	(197,120)	—
Interest and other income	73	207	3,539	407	—	4,226

Total revenues	193,893	290,556	276,187	355,629	(197,120)	919,145
Expenses:
Interest	3,845	36,783	104,872	57,124	—	202,624
Depreciation and amortization	648	96,898	40,115	91,840	—	229,501
Property-level operating expenses	—	100,597	6,515	199,832	—	306,944
General, administrative and professional fees	6,045	13,531	16,320	4,755	—	40,651
Foreign currency loss (gain)	126	(228)	—	(60)	—	(162)
Loss (gain) on extinguishment of debt	—	30	(1,869)	(559)	—	(2,398)
Merger-related expenses and deal costs	—	3,922	815	(277)	—	4,460
Intercompany interest	(161)	48,381	(48,708)	488	—	—

Total expenses	10,503	299,914	118,060	353,143	—	781,620

Income (loss) before reversal of contingent liability, income taxes, discontinued operations and noncontrolling interest	183,390	(9,358)	158,127	2,486	(197,120)	137,525
Reversal of contingent liability	23,328	—	—	—	—	23,328
Income tax benefit	15,885	—	—	—	—	15,885

Income (loss) from continuing operations	222,603	(9,358)	158,127	2,486	(197,120)	176,738
Discontinued operations	—	1,462	39,537	7,550	—	48,549

Net income (loss)	222,603	(7,896)	197,664	10,036	(197,120)	225,287
Net (loss) income attributable to noncontrolling interest, net of tax	—	(2,484)	—	5,168	—	2,684

Net income (loss) attributable to common stockholders	$222,603	$(5,412)	$197,664	$4,868	$(197,120)	$222,603

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$14,092	$194,585	$213,295	$25,650	$—	$447,622
Net cash (used in) provided by investing activities	—	(17,223)	(266,609)	(18,088)	—	(301,920)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(11,436)	40,000	—	—	28,564
Proceeds from debt	—	—	595,712	1,670	—	597,382
Repayment of debt	—	(254,677)	(244,710)	(25,373)	—	(524,760)
Net change in intercompany debt	(95,762)	128,791	(26,250)	(6,779)	—	—
Payment of deferred financing costs	—	(47)	(2,647)	—	—	(2,694)
Cash distribution from (to) affiliates	405,433	(41,937)	(391,842)	28,346	—	—
Cash distribution to common stockholders	(336,085)	—	—	—	—	(336,085)
Contributions from noncontrolling interest	—	—	—	818	—	818
Distributions to noncontrolling interest	—	—	—	(8,082)	—	(8,082)
Other	13,405	—	—	—	—	13,405

Net cash used in financing activities	(13,009)	(179,306)	(29,737)	(9,400)	—	(231,452)

Net increase (decrease) in cash and cash equivalents	1,083	(1,944)	(83,051)	(1,838)	—	(85,750)
Effect of foreign currency translation on cash and cash equivalents	—	—	165	—	—	165
Cash and cash equivalents at beginning of year	—	4,258	82,886	20,253	—	107,397

Cash and cash equivalents at end of year	$1,083	$2,314	$—	$18,415	$—	$21,812

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
For the Year Ended December 31, 2009

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$1,385	$109,171	$220,936	$90,609	$—	$422,101
Net cash provided by (used in) investing activities	—	10,138	11,447	(23,331)	—	(1,746)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(42,633)	(250,240)	—	—	(292,873)
Proceeds from debt	—	276	166,000	199,406	—	365,682
Repayment of debt	—	(29,440)	(433,528)	(62,205)	—	(525,173)
Net change in intercompany debt	(44,623)	(22,143)	105,402	(38,636)	—	—
Payment of deferred financing costs	—	(1,172)	(11,034)	(4,449)	—	(16,655)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution from (to) affiliates	55,741	(29,640)	128,575	(154,676)	—	—
Cash distribution to common stockholders	(314,399)	—	—	—	—	(314,399)
Contributions from noncontrolling interest	—	—	—	1,211	—	1,211
Distributions to noncontrolling interest	—	(379)	—	(9,490)	—	(9,869)
Other	2,695	—	—	—	—	2,695

Net cash used in financing activities	(1,385)	(125,131)	(294,825)	(68,839)	—	(490,180)

Net decrease in cash and cash equivalents	—	(5,822)	(62,442)	(1,561)	—	(69,825)
Effect of foreign currency translation on cash and cash equivalents	—	—	410	—	—	410
Cash and cash equivalents at beginning of year	—	10,080	144,918	21,814	—	176,812

Cash and cash equivalents at end of year	$—	$4,258	$82,886	$20,253	$—	$107,397

VENTAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS — (Continued)
For the Year Ended December 31, 2008

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash provided by operating activities	$548	$77,195	$172,479	$129,685	$—	$379,907
Net cash provided by (used in) investing activities	1,717	(38,192)	(73,663)	(26,118)	—	(136,256)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(27,574)	100,940	—	—	73,366
Proceeds from debt	—	466	—	139,796	—	140,262
Repayment of debt	—	(116,333)	(206,835)	(93,728)	—	(416,896)
Net change in intercompany debt	43,407	(78,082)	43,399	(8,724)	—	—
Payment of deferred financing costs	—	(811)	(1,099)	(1,947)	—	(3,857)
Issuance of common stock, net	408,540	—	—	—	—	408,540
Cash distribution (to) from affiliates	(172,582)	188,111	108,397	(123,926)	—	—
Cash distribution to common stockholders	(288,817)	(32)	—	—	—	(288,849)
Distributions to noncontrolling interest	—	—	—	(15,732)	—	(15,732)
Other	7,187	—	—	—	—	7,187

Net cash (used in) provided by financing activities	(2,265)	(34,255)	44,802	(104,261)	—	(95,979)

Net increase (decrease) in cash and cash equivalents	—	4,748	143,618	(694)	—	147,672
Effect of foreign currency translation on cash and cash equivalents	—	—	806	—	—	806
Cash and cash equivalents at beginning of year	—	5,332	494	22,508	—	28,334

Cash and cash equivalents at end of year	$—	$10,080	$144,918	$21,814	$—	$176,812

VENTAS, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Year Ended December 31,
	2010	2009	2008
	(In thousands)

Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$6,292,621	$6,160,630	$6,292,181
Additions during period:
Acquisitions	315,538	108,376	93,901
Capital expenditures	21,038	13,798	16,359
Dispositions:
Sale of assets	(46,083)	(34,525)	(173,399)
Foreign currency translation	17,772	44,342	(68,412)

Balance at end of period	$6,600,886	$6,292,621	$6,160,630

Accumulated depreciation:
Balance at beginning of period	$1,177,911	$987,691	$816,352
Additions during period:
Depreciation expense	197,256	198,789	200,132
Dispositions:
Sale of assets	(8,259)	(11,469)	(30,355)
Foreign currency translation	1,311	2,900	1,562

Balance at end of period	$1,368,219	$1,177,911	$987,691

VENTAS, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2010
(Dollars in Thousands)

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

	BROOKDALE SENIORS HOUSING COMMUNITIES

3225	Clare Bridge of Oro Valley	Oro Valley	AZ	$—	$666	$6,169	$—	$666	$6,169	$6,835	$1,555	$5,280	1998	2005	35 years

3236	Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,025	3,652	1997	2005	35 years

3219	Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	1,764	5,889	1998	2005	35 years

3227	Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,228	4,242	1998	2005	35 years

3238	Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,196	4,055	1998	2005	35 years

2424	The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	6,382	21,283	1986	2005	35 years

2429	Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	9,532	30,960	1987	2005	35 years

2428	The Atrium	San Jose	CA	25,026	6,240	66,329	—	6,240	66,329	72,569	16,049	56,520	1987	2005	35 years

2426	Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	17,358	57,002	1988	2005	35 years

3206	Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	2,338	7,656	1997	2005	35 years

3220	Wynwood of Pueblo	Pueblo	CO	5,264	840	9,403	—	840	9,403	10,243	2,370	7,873	1997	2005	35 years

2435	Chatfield	West Hartford	CT	—	2,493	22,833	—	2,493	22,833	25,326	5,827	19,499	1989	2005	35 years

2420	The Gables at Farmington	Farmington	CT	10,501	3,995	36,310	—	3,995	36,310	40,305	9,293	31,012	1984	2005	35 years

3245	Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	757	2,481	1997	2005	35 years

3235	Clare Bridge of Tallahassee	Tallahassee	FL	4,674	667	6,168	—	667	6,168	6,835	1,554	5,281	1998	2005	35 years

3241	Clare Bridge of West Melbourne	West Melbourne	FL	6,661	586	5,481	—	586	5,481	6,067	1,381	4,686	2000	2005	35 years

3226	Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	1,534	5,186	1998	2005	35 years

3246	Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	1,398	4,589	1997	2005	35 years

2436	The Classic at West Palm Beach	West Palm Beach	FL	26,100	3,758	33,072	—	3,758	33,072	36,830	8,569	28,261	1990	2005	35 years

2403	The Grand Court Fort Myers (Waterford Place)	Fort Myers	FL	—	1,065	9,586	—	1,065	9,586	10,651	2,117	8,534	1988	2004	35 years

2414	The Grand Court Tavares	Tavares	FL	—	431	3,881	—	431	3,881	4,312	965	3,347	1985	2004	35 years

3239	Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	1,551	5,305	1997	2005	35 years

2421	Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	10,445	37,571	1987	2005	35 years

2432	Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	9,480	30,003	1987	2005	35 years

2415	Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	8,106	33,644	1999	2004	35 years

2423	The Devonshire	Lisle	IL	34,134	7,953	70,400	—	7,953	70,400	78,353	18,199	60,154	1990	2005	35 years

2416	The Hallmark	Chicago	IL	—	11,057	107,517	—	11,057	107,517	118,574	26,840	91,734	1990	2005	35 years

2418	The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	15,619	51,417	1993	2005	35 years

2417	The Kenwood of Lake View	Chicago	IL	11,867	3,072	26,668	—	3,072	26,668	29,740	6,946	22,794	1950	2005	35 years

2433	The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	2,607	8,581	1999	2005	35 years

2437	Westbury	Lisle	IL	—	730	9,270	—	730	9,270	10,000	706	9,294	1990	2009	35 years

2422	Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	2,958	9,837	1986	2005	35 years

3209	Sterling House of Evansville	Evansville	IN	3,750	357	3,765	—	357	3,765	4,122	949	3,173	1998	2005	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3218	Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	900	2,877	1998	2005	35 years

3230	Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	920	2,857	1999	2005	35 years

3232	Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,039	3,580	1998	2005	35 years

3237	Clare Bridge Cottage of Topeka	Topeka	KS	5,114	370	6,825	—	370	6,825	7,195	1,720	5,475	2000	2005	35 years

3216	Clare Bridge of Leawood	Leawood	KS	3,819	117	5,127	—	117	5,127	5,244	1,292	3,952	2000	2005	35 years

2425	River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	14,576	49,387	1986	2005	35 years

2407	The Grand Court Farmington Hills	Farmington Hills	MI	5,859	847	7,620	—	847	7,620	8,467	1,668	6,799	1989	2004	35 years

3224	Wynwood of Northville	Northville	MI	7,520	407	6,068	—	407	6,068	6,475	1,529	4,946	1996	2005	35 years

3240	Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	2,976	9,974	1996	2005	35 years

3208	Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	1,569	4,960	1998	2005	35 years

3223	Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	2,091	7,262	1998	2005	35 years

3229	Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	2,186	7,168	1998	2005	35 years

2419	Edina Park Plaza	Edina	MN	16,774	3,621	33,141	—	3,621	33,141	36,762	8,460	28,302	1998	2005	35 years

3203	Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	422	1,403	1997	2005	35 years

3211	Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,939	253	2,655	—	253	2,655	2,908	669	2,239	1997	2005	35 years

2405	The Grand Court Kansas City I	Kansas City	MO	8,880	1,250	11,249	—	1,250	11,249	12,499	2,405	10,094	1989	2004	35 years

3204	Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	1,629	5,561	1997	2005	35 years

3244	Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	881	2,984	1997	2005	35 years

2434	Brendenwood	Voorhees	NJ	18,180	3,158	29,909	—	3,158	29,909	33,067	7,538	25,529	1987	2005	35 years

3242	Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,195	4,427	1997	2005	35 years

2430	Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	6,788	21,390	1986	2005	35 years

2404	The Grand Court Albuquerque	Albuquerque	NM	—	1,382	12,440	—	1,382	12,440	13,822	2,880	10,942	1991	2004	35 years

3221	Clare Bridge of Niskayuna	Niskayuna	NY	—	1,021	8,333	—	1,021	8,333	9,354	2,100	7,254	1997	2005	35 years

3228	Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,025	3,652	1997	2005	35 years

3243	Clare Bridge of Williamsville	Williamsville	NY	7,249	839	3,841	—	839	3,841	4,680	968	3,712	1997	2005	35 years

2427	The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	2,507	8,122	1988	2005	35 years

3205	Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	1,897	6,578	1991	2005	35 years

3234	Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	2,881	9,685	1991	2005	35 years

3212	Wynwood of Kenmore	Kenmore	NY	14,022	1,487	15,170	—	1,487	15,170	16,657	3,823	12,834	1995	2005	35 years

3222	Wynwood of Niskayuna	Niskayuna	NY	17,684	1,884	16,103	—	1,884	16,103	17,987	4,058	13,929	1996	2005	35 years

3201	Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	778	2,460	1999	2005	35 years

3200	Sterling House of Alliance	Alliance	OH	2,403	392	6,283	—	392	6,283	6,675	1,583	5,092	1998	2005	35 years

3202	Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	1,356	4,612	1998	2005	35 years

3233	Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,174	4,119	1998	2005	35 years

3207	Sterling House of Westerville	Columbus	OH	1,950	267	3,600	—	267	3,600	3,867	907	2,960	1999	2005	35 years

2402	The Grand Court Dayton	Dayton	OH	—	636	5,721	—	636	5,721	6,357	1,520	4,837	1987	2004	35 years

2413	The Grand Court Springfield	Springfield	OH	—	250	2,250	—	250	2,250	2,500	602	1,898	1986	2004	35 years

2411	The Grand Court Lubbock	Lubbock	TX	—	720	6,479	—	720	6,479	7,199	1,417	5,782	1984	2004	35 years

2409	The Grand Court Bristol	Bristol	VA	—	648	5,835	—	648	5,835	6,483	1,359	5,124	1985	2004	35 years

3217	Clare Bridge of Lynwood	Lynwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	2,413	8,379	1999	2005	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3231	Clare Bridge of Puyallup	Puyallup	WA	10,220	1,055	8,298	—	1,055	8,298	9,353	2,091	7,262	1998	2005	35 years

2431	Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	3,478	11,039	1915	2005	35 years

3214	Clare Bridge Cottage of La Crosse	LaCrosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,099	4,704	2004	2005	35 years

3213	Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	1,556	7,198	2000	2005	35 years

3210	Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	404	1,395	2000	2005	35 years

3215	Sterling House of La Crosse	LaCrosse	WI	—	644	5,831	2,637	644	8,468	9,112	1,650	7,462	1998	2005	35 years

	TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			282,590	126,199	1,226,835	6,535	126,199	1,233,370	1,359,569	306,577	1,052,992

	SUNRISE SENIORS HOUSING COMMUNITIES
4064	Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	123	2,238	27,689	29,927	3,130	26,797	2007	2007	35 years

4073	Sunrise of Lynn Valley	Vancouver	BC	15,518	11,759	37,424	(42)	11,713	37,428	49,141	4,187	44,954	2002	2007	35 years

4077	Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	230	6,649	32,167	38,816	3,858	34,958	2005	2007	35 years

4069	Sunrise of Victoria	Victoria	BC	14,749	8,332	29,970	111	8,306	30,107	38,413	3,458	34,955	2001	2007	35 years

4043	Sunrise of Canyon Crest	Riverside	CA	12,357	5,486	19,658	437	5,489	20,092	25,581	2,637	22,944	2006	2007	35 years

4055	Sunrise of Fair Oaks	Fair Oaks	CA	11,724	1,456	23,679	962	2,166	23,931	26,097	3,076	23,021	2001	2007	35 years

4023	Sunrise of La Costa	Carlsbad	CA	12,137	4,890	20,590	362	4,898	20,944	25,842	2,985	22,857	1999	2007	35 years

4045	Sunrise of Mission Viejo	Mission Viejo	CA	11,453	3,802	24,560	224	3,802	24,784	28,586	3,202	25,384	1998	2007	35 years

4047	Sunrise of Pacific Palisades	Pacific Palisades	CA	8,243	4,458	17,064	212	4,458	17,276	21,734	2,429	19,305	2001	2007	35 years

4066	Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	285	1,374	23,854	25,228	2,739	22,489	2007	2007	35 years

4035	Sunrise of San Mateo	San Mateo	CA	12,930	2,682	35,335	927	2,682	36,262	38,944	3,942	35,002	1999	2007	35 years

4050	Sunrise of Sterling Canyon	Valencia	CA	18,503	3,868	29,293	3,152	3,911	32,402	36,313	3,765	32,548	1998	2007	35 years

4012	Sunrise of Sunnyvale	Sunnyvale	CA	8,371	2,933	34,361	164	2,933	34,525	37,458	4,015	33,443	2000	2007	35 years

4016	Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	129	4,935	30,851	35,786	3,492	32,294	2004	2007	35 years

4018	Sunrise of Yorba Linda	Yorba Linda	CA	—	1,689	25,240	194	1,689	25,434	27,123	2,873	24,250	2002	2007	35 years

4009	Sunrise of Cherry Creek	Denver	CO	8,242	1,621	28,370	309	1,621	28,679	30,300	3,376	26,924	2000	2007	35 years

4059	Sunrise of Orchard	Littleton	CO	11,646	1,813	22,183	427	1,813	22,610	24,423	2,908	21,515	1997	2007	35 years

4030	Sunrise of Pinehurst	Denver	CO	15,422	1,417	30,885	373	1,417	31,258	32,675	4,079	28,596	1998	2007	35 years

4061	Sunrise of Westminster	Westminster	CO	8,337	2,649	16,243	358	2,699	16,551	19,250	2,215	17,035	2000	2007	35 years

4028	Sunrise of Stamford	Stamford	CT	16,987	4,612	28,533	489	4,612	29,022	33,634	3,745	29,889	1999	2007	35 years

4053	Sunrise of East Cobb	Marietta	GA	10,466	1,797	23,420	265	1,798	23,684	25,482	2,922	22,560	1997	2007	35 years

4056	Sunrise of Huntcliff I	Atlanta	GA	33,873	4,232	66,161	1,889	4,240	68,042	72,282	7,950	64,332	1987	2007	35 years

4057	Sunrise of Huntcliff II	Atlanta	GA	5,456	2,154	17,137	335	2,154	17,472	19,626	2,151	17,475	1998	2007	35 years

4058	Sunrise of Ivey Ridge	Alpharetta	GA	5,681	1,507	18,516	366	1,507	18,882	20,389	2,474	17,915	1998	2007	35 years

4040	Sunrise of Bloomingdale	Bloomingdale	IL	19,079	1,287	38,625	275	1,294	38,893	40,187	4,687	35,500	2000	2007	35 years

4042	Sunrise of Buffalo Grove	Buffalo Grove	IL	15,123	2,154	28,021	275	2,154	28,296	30,450	3,535	26,915	1999	2007	35 years

4021	Sunrise of Glen Ellyn	Glen Ellyn	IL	17,437	2,455	34,064	213	2,460	34,272	36,732	4,393	32,339	2000	2007	35 years

4015	Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	145	3,485	26,832	30,317	2,970	27,347	2003	2007	35 years

4024	Sunrise of Naperville	Naperville	IL	8,420	1,946	28,538	430	1,952	28,962	30,914	3,778	27,136	1999	2007	35 years

4060	Sunrise of Palos Park	Palos Park	IL	20,921	2,363	42,205	267	2,363	42,472	44,835	5,151	39,684	2001	2007	35 years

4014	Sunrise of Park Ridge	Park Ridge	IL	12,487	5,533	39,557	259	5,547	39,802	45,349	4,633	40,716	1998	2007	35 years

4036	Sunrise of Willowbrook	Willowbrook	IL	20,486	1,454	60,738	974	1,973	61,193	63,166	5,622	57,544	2000	2007	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

4052	Sunrise of Baton Rouge	Baton Rouge	LA	8,943	1,212	23,547	358	1,212	23,905	25,117	2,908	22,209	2000	2007	35 years

4051	Sunrise of Arlington	Arlington	MA	19,156	86	34,393	223	86	34,616	34,702	4,283	30,419	2001	2007	35 years

4032	Sunrise of Norwood	Norwood	MA	13,473	2,230	30,968	778	2,240	31,736	33,976	3,529	30,447	1997	2007	35 years

4033	Sunrise of Columbia	Columbia	MD	9,433	1,780	23,083	862	1,780	23,945	25,725	2,655	23,070	1996	2007	35 years

4034	Sunrise of Rockville	Rockville	MD	13,655	1,039	39,216	478	1,039	39,694	40,733	4,291	36,442	1997	2007	35 years

4038	Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,137	3,737	28,793	32,530	3,356	29,174	2006	2007	35 years

4008	Sunrise of North Ann Arbor	Ann Arbor	MI	—	1,703	15,857	245	1,668	16,137	17,805	2,040	15,765	2000	2007	35 years

4046	Sunrise of Northville	Plymouth	MI	15,280	1,445	26,090	226	1,445	26,316	27,761	3,320	24,441	1999	2007	35 years

4048	Sunrise of Rochester	Rochester	MI	19,066	2,774	38,666	176	2,774	38,842	41,616	4,738	36,878	1998	2007	35 years

4031	Sunrise of Troy	Troy	MI	10,898	1,758	23,727	112	1,761	23,836	25,597	3,115	22,482	2001	2007	35 years

4054	Sunrise of Edina	Edina	MN	9,882	3,181	24,224	605	3,181	24,829	28,010	3,175	24,835	1999	2007	35 years

4017	Sunrise of North Hills	Raleigh	NC	—	749	37,091	529	751	37,618	38,369	4,273	34,096	2000	2007	35 years

4019	Sunrise of Providence	Charlotte	NC	8,862	1,976	19,472	528	1,976	20,000	21,976	2,460	19,516	1999	2007	35 years

4025	Sunrise of East Brunswick	East Brunswick	NJ	14,030	2,784	26,173	324	2,784	26,497	29,281	3,565	25,716	1999	2007	35 years

4001	Sunrise of Morris Plains	Morris Plains	NJ	19,523	1,492	32,052	315	1,492	32,367	33,859	3,841	30,018	1997	2007	35 years

4002	Sunrise of Old Tappan	Old Tappan	NJ	18,131	2,985	36,795	157	2,985	36,952	39,937	4,381	35,556	1997	2007	35 years

4062	Sunrise of Wall	Wall	NJ	10,593	1,053	19,101	337	1,055	19,436	20,491	2,465	18,026	1999	2007	35 years

4005	Sunrise of Wayne	Wayne	NJ	14,402	1,288	24,990	270	1,288	25,260	26,548	3,039	23,509	1996	2007	35 years

4006	Sunrise of Westfield	Westfield	NJ	19,085	5,057	23,803	424	5,057	24,227	29,284	2,953	26,331	1996	2007	35 years

4029	Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	18,510	3,493	30,801	213	3,496	31,011	34,507	4,132	30,375	2000	2007	35 years

4044	Sunrise of Fleetwood	Mount Vernon	NY	13,712	4,381	28,434	338	4,381	28,772	33,153	3,727	29,426	1999	2007	35 years

4011	Sunrise of New City	New City	NY	11,761	1,906	27,323	468	1,906	27,791	29,697	3,352	26,345	1999	2007	35 years

4027	Sunrise of North Lynbrook	Lynbrook	NY	20,779	4,622	38,087	579	4,670	38,618	43,288	5,074	38,214	1999	2007	35 years

4049	Sunrise of Smithtown	Smithtown	NY	14,276	2,853	25,621	651	3,013	26,112	29,125	3,653	25,472	1999	2007	35 years

4063	Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	(383)	7,281	23,483	30,764	3,549	27,215	2006	2007	35 years

4010	Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	167	626	10,406	11,032	1,358	9,674	2000	2007	35 years

4013	Sunrise of Parma	Cleveland	OH	4,770	695	16,641	164	695	16,805	17,500	2,020	15,480	2000	2007	35 years

4075	Sunrise of Aurora	Aurora	ON	—	1,570	36,113	19	1,567	36,135	37,702	4,219	33,483	2002	2007	35 years

4070	Sunrise of Burlington	Burlington	ON	—	1,173	24,448	96	1,173	24,544	25,717	2,770	22,947	2001	2007	35 years

4076	Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	60	1,949	27,088	29,037	3,397	25,640	2007	2007	35 years

4068	Sunrise of Mississauga	Mississauga	ON	13,766	3,554	33,631	114	3,582	33,717	37,299	3,791	33,508	2000	2007	35 years

4071	Sunrise of Oakville	Oakville	ON	—	2,753	37,489	241	2,753	37,730	40,483	4,208	36,275	2002	2007	35 years

4072	Sunrise of Richmond Hill	Richmond Hill	ON	12,967	2,155	41,254	(11)	2,149	41,249	43,398	4,562	38,836	2002	2007	35 years

4078	Sunrise of Steeles	Vaughan	ON	—	2,563	57,513	2,976	1,433	61,619	63,052	5,934	57,118	2003	2007	35 years

4067	Sunrise of Unionville	Markham	ON	15,731	2,322	41,140	50	2,319	41,193	43,512	4,559	38,953	2000	2007	35 years

4074	Sunrise of Windsor	Windsor	ON	—	1,813	20,882	169	1,833	21,031	22,864	2,465	20,399	2001	2007	35 years

4004	Sunrise of Abington	Abington	PA	24,526	1,838	53,660	672	1,862	54,308	56,170	6,353	49,817	1997	2007	35 years

4041	Sunrise of Blue Bell	Blue Bell	PA	9,198	1,765	23,920	540	1,788	24,437	26,225	3,136	23,089	2006	2007	35 years

4022	Sunrise of Exton	Exton	PA	8,372	1,123	17,765	406	1,124	18,170	19,294	2,360	16,934	2000	2007	35 years

4003	Sunrise of Granite Run	Media	PA	11,843	1,272	31,781	412	1,272	32,193	33,465	3,675	29,790	1997	2007	35 years

4007	Sunrise of Haverford	Haverford	PA	7,695	941	25,872	391	951	26,253	27,204	3,111	24,093	1997	2007	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

4020	Sunrise of Westtown	West Chester	PA	—	1,547	22,996	322	1,562	23,303	24,865	3,347	21,518	1999	2007	35 years

4037	Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	31	2,616	27,711	30,327	3,239	27,088	2006	2007	35 years

4065	Sunrise of Sandy	Sandy	UT	—	2,576	22,987	(318)	2,604	22,641	25,245	2,691	22,554	2007	2007	35 years

4039	Sunrise of Alexandria	Alexandria	VA	5,816	88	14,811	371	115	15,155	15,270	2,272	12,998	1998	2007	35 years

4026	Sunrise of Richmond	Richmond	VA	10,317	1,120	17,446	386	1,137	17,815	18,952	2,364	16,588	1999	2007	35 years

4000	Sunrise of Springfield	Springfield	VA	8,811	4,440	18,834	652	4,440	19,486	23,926	2,369	21,557	1997	2007	35 years

	TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			793,310	212,352	2,286,059	32,979	212,940	2,318,450	2,531,390	278,451	2,252,939
	OTHER SENIORS HOUSING COMMUNITIES

3106	CaraVita Village	Montgomery	AL	—	779	8,507	752	779	9,259	10,038	1,689	8,349	1987	2005	35 years

3800	Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	652	5,044	1999	2006	35 years

3821	Elmcroft of Blytheville	Blytheville	AR	—	294	2,946	—	294	2,946	3,240	351	2,889	1997	2006	35 years

3822	Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	905	7,948	1997	2006	35 years

3823	Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	1,068	8,107	1997	2006	35 years

3825	Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	678	6,335	1997	2006	35 years

3605	West Shores	Hot Springs	AR	5,728	1,326	10,904	—	1,326	10,904	12,230	1,782	10,448	1988	2005	35 years

3601	Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	2,439	13,885	1986	2005	35 years

3808	ActivCare at La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	726	7,806	1997	2006	35 years

3807	ActivCare at Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	817	8,165	1999	2006	35 years

2813	Emeritus at Barrington Court	Danville	CA	—	360	4,640	—	360	4,640	5,000	680	4,320	1999	2006	35 years

2803	Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	1,639	8,733	1977	2005	35 years

3810	Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	7,065	61,388	1964	2006	35 years

3811	Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	3,627	28,602	1987	2006	35 years

3805	Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	3,885	31,538	1986	2006	35 years

3809	Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	1,839	14,699	1974	2006	35 years

3806	Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	2,599	25,959	1982	2006	35 years

2815	Emeritus at Roseville Gardens	Roseville	CA	—	220	2,380	—	220	2,380	2,600	353	2,247	1996	2006	35 years

2804	Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	2,275	12,131	1986	2005	35 years

3604	Villa Santa Barbara	Santa Barbara	CA	11,168	1,219	12,426	—	1,219	12,426	13,645	2,020	11,625	1977	2005	35 years

2802	Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	2,475	12,394	1999	2004	35 years

3801	Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	703	5,657	1998	2006	35 years

3102	Highland Terrace	Inverness	FL	—	269	4,108	—	269	4,108	4,377	766	3,611	1997	2005	35 years

2807	Emeritus at Bonita Springs	Bonita Springs	FL	9,482	1,540	10,783	—	1,540	10,783	12,323	2,657	9,666	1989	2005	35 years

2808	Emeritus at Boynton Beach	Boynton Beach	FL	14,532	2,317	16,218	—	2,317	16,218	18,535	3,791	14,744	1999	2005	35 years

2809	Emeritus at Deer Creek	Deerfield	FL	—	1,399	9,791	—	1,399	9,791	11,190	2,689	8,501	1999	2005	35 years

2810	Emeritus at Jensen Beach	Jensen Beach	FL	13,040	1,831	12,820	—	1,831	12,820	14,651	3,141	11,510	1999	2005	35 years

3826	Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	676	6,496	1997	2007	35 years

3101	Greenwood Gardens	Marietta	GA	—	706	3,132	—	706	3,132	3,838	639	3,199	1997	2005	35 years

3103	Peachtree Estates	Dalton	GA	—	501	5,229	—	501	5,229	5,730	985	4,745	2000	2005	35 years

3104	Tara Plantation	Cumming	GA	—	1,381	7,707	—	1,381	7,707	9,088	1,409	7,679	1998	2005	35 years

3107	The Sanctuary at Northstar	Kennesaw	GA	—	906	5,614	—	906	5,614	6,520	1,011	5,509	2001	2005	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3100	Winterville Retirement	Winterville	GA	—	243	7,418	—	243	7,418	7,661	1,322	6,339	1999	2005	35 years

3827	Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	1,122	10,340	1998	2007	35 years

3606	Georgetowne Place	Fort Wayne	IN	11,474	1,315	18,185	—	1,315	18,185	19,500	2,782	16,718	1987	2005	35 years

3603	The Harrison	Indianapolis	IN	2,592	1,200	5,740	—	1,200	5,740	6,940	1,031	5,909	1985	2005	35 years

3607	Towne Centre	Merrillville	IN	—	1,291	27,709	—	1,291	27,709	29,000	7,279	21,721	1987	2006	35 years

2510	Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	1,437	4,437	1997	2004	30 years

2805	Summerville at Farm Pond	Framingham	MA	39,897	5,819	33,361	—	5,819	33,361	39,180	6,002	33,178	1999	2004	35 years

2806	Whitehall Estate	Hyannis	MA	6,773	1,277	9,063	—	1,277	9,063	10,340	1,569	8,771	1999	2005	35 years

3608	Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	3,214	10,347	2000	2006	35 years

3609	Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,308	4,231	1981	2006	35 years

3802	Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	604	4,723	1997	2006	35 years

3846	Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	428	3,348	1984	2006	35 years

3602	Crown Pointe	Omaha	NE	7,437	1,316	11,950	—	1,316	11,950	13,266	1,969	11,297	1985	2005	35 years

2233	Cottonbloom Assisted Living	Las Cruces	NM	—	153	897	67	153	964	1,117	38	1,079	1996	2009	35 years

3600	The Amberleigh	Amherst	NY	11,828	3,498	19,097	—	3,498	19,097	22,595	3,354	19,241	1988	2005	35 years

3847	Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	401	3,457	1998	2006	35 years

3813	Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	1,165	9,284	1999	2006	35 years

3812	Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	949	7,542	1998	2006	35 years

3816	Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	—	980	12,604	13,584	1,501	12,083	2000	2006	35 years

3814	Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	1,501	12,345	1998	2006	35 years

3848	Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	333	3,121	1999	2006	35 years

2501	Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,187	3,584	1997	2004	30 years

3849	Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	677	6,180	1986	2006	35 years

3850	Elmcroft of Altoona	Duncansville	PA	—	331	4,729	—	331	4,729	5,060	563	4,497	1997	2006	35 years

3851	Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	802	6,050	1998	2006	35 years

3853	Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	1,022	8,958	1998	2006	35 years

3817	Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	928	7,301	1998	2006	35 years

3818	Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	873	6,703	1999	2006	35 years

3854	Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	675	5,223	1999	2006	35 years

3856	Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	406	3,419	1999	2006	35 years

3857	Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	588	4,992	1998	2006	35 years

3855	Elmcroft of Reedsville	Lewistown	PA	—	189	5,170	—	189	5,170	5,359	616	4,743	1998	2006	35 years

3858	Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	708	6,011	1994	2006	35 years

3815	Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	909	6,928	1999	2006	35 years

3860	Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	882	6,845	1997	2006	35 years

2504	Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	2,283	7,947	1997	2004	30 years

2502	Lehigh Commons	Macungie	PA	—	420	4,406	—	420	4,406	4,826	1,191	3,635	1997	2004	30 years

2511	Mifflin Court	Shillington	PA	—	689	4,265	—	689	4,265	4,954	959	3,995	1997	2004	35 years

2503	Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	895	2,698	1997	2004	30 years

3803	Elmcroft of Florence	Florence	SC	—	108	7,620	—	108	7,620	7,728	907	6,821	1998	2006	35 years

3105	The Inn at Seneca	Seneca	SC	—	365	2,768	—	365	2,768	3,133	538	2,595	1999	2005	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3804	Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	506	3,829	1998	2006	35 years

3819	Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	930	6,907	2000	2006	35 years

3863	Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	844	6,422	2000	2006	35 years

3862	Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	1,273	9,863	2000	2006	35 years

3610	Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	425	4,675	1998	2008	35 years

3865	Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	778	6,585	1999	2006	35 years

3820	Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	990	7,578	1999	2006	35 years

2240	Rainbow Retirement Community	Great Falls	MT	—	386	5,677	—	386	5,677	6,063	100	5,963	1998	2010	35 years

3866	Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	231	11,731	1998	2010	35 years

2239	Peachtree Village Retirement Community	Roswell	NM	—	161	2,194	—	161	2,194	2,355	48	2,307	1999	2010	35 years

	TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			133,951	89,670	789,010	819	89,670	789,829	879,499	121,074	758,425
	TOTAL FOR SENIORS HOUSING COMMUNITIES			1,209,851	428,221	4,301,904	40,333	428,809	4,341,649	4,770,458	706,102	4,064,356
	KINDRED SKILLED NURSING FACILITIES

0824	Specialty Healthcare & Rehabilitation Center of Mobile	Mobile	AL	—	5	2,981	—	5	2,981	2,986	1,944	1,042	1967	1992	29 years

0791	Whitesburg Gardens Health Care Center	Huntsville	AL	—	534	4,216	—	534	4,216	4,750	3,320	1,430	1968	1991	25 years

0743	Desert Life Rehabilitation and Care Center	Tucson	AZ	—	611	5,117	—	611	5,117	5,728	3,966	1,762	1979	1982	37 years

0853	Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	—	364	4,179	—	364	4,179	4,543	2,736	1,807	1983	1984	45 years

0851	Villa Campana Health Care Center	Tucson	AZ	—	533	2,201	—	533	2,201	2,734	1,197	1,537	1983	1993	35 years

0738	Bay View Nursing and Rehabilitation Center	Alameda	CA	—	1,462	5,981	—	1,462	5,981	7,443	3,932	3,511	1967	1993	45 years

0167	Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	1,860	2,325	1989	1989	45 years

0335	Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	430	1,027	1962	1996	20 years

0150	The Tunnell Center for Rehabilitation & Healthcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	4,854	4,579	1967	1993	28 years

0350	Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	1,764	2,157	1988	1988	29 years

0148	Village Square Nursing and Rehabilitation Center	San Marcos	CA	—	766	3,507	—	766	3,507	4,273	1,501	2,772	1989	1993	42 years

0745	Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,455	1,070	1962	1995	30 years

0873	Brighton Care Center	Brighton	CO	—	282	3,377	—	282	3,377	3,659	2,159	1,500	1969	1992	30 years

0859	Malley Healthcare and Rehabilitation Center	Northglenn	CO	—	501	8,294	—	501	8,294	8,795	5,035	3,760	1971	1993	29 years

0744	Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	—	241	2,180	2,421	1,452	969	1960	1995	30 years

0562	Andrew House Healthcare	New Britain	CT	—	247	1,963	—	247	1,963	2,210	1,190	1,020	1967	1992	29 years

0563	The Crossings West Campus	New London	CT	—	202	2,363	—	202	2,363	2,565	1,522	1,043	1969	1994	28 years

0567	The Crossings East Campus	New London	CT	—	401	2,776	—	401	2,776	3,177	1,952	1,225	1968	1992	29 years

0568	Parkway Pavilion Healthcare	Enfield	CT	—	337	3,607	—	337	3,607	3,944	2,524	1,420	1968	1994	28 years

0566	Windsor Rehabilitation and Healthcare Center	Windsor	CT	—	368	2,520	—	368	2,520	2,888	1,757	1,131	1965	1994	30 years

1228	Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	4,937	2,284	1989	1995	20 years

0155	Savannah Rehabilitation & Nursing Center	Savannah	GA	—	213	2,772	—	213	2,772	2,985	1,756	1,229	1968	1993	28.5 years

0660	Savannah Specialty Care Center	Savannah	GA	—	157	2,219	—	157	2,219	2,376	1,649	727	1972	1991	26 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

0645	Specialty Care of Marietta	Marietta	GA	—	241	2,782	—	241	2,782	3,023	1,845	1,178	1968	1993	28.5 years

0225	Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,096	736	1955	1990	25 years

0218	Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	816	1,546	1974	1998	45 years

0216	Boise Health and Rehabilitation Center	Boise	ID	—	256	3,593	—	256	3,593	3,849	1,288	2,561	1977	1998	45 years

0221	Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	2,971	1,144	1964	1984	29 years

0409	Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,271	77	1971	1984	25 years

0222	Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,648	414	1950	1983	25 years

0223	Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,817	100	1963	1983	25 years

0290	Bremen Health Care Center	Bremen	IN	—	109	3,354	—	109	3,354	3,463	1,830	1,633	1982	1996	45 years

0780	Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	5,291	1,871	1966	1991	25 years

0131	Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	1,745	4,448	1998	1998	45 years

0269	Meadowvale Health and Rehabilitation Center	Bluffton	IN	—	7	787	—	7	787	794	513	281	1962	1995	22 years

0406	Muncie Health & Rehabilitation Center	Muncie	IN	—	108	4,202	—	108	4,202	4,310	2,885	1,425	1980	1993	25 years

0407	Parkwood Health Care Center	Lebanon	IN	—	121	4,512	—	121	4,512	4,633	3,120	1,513	1977	1993	25 years

0111	Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,346	629	1984	1993	25 years

0112	Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	—	418	5,779	—	418	5,779	6,197	2,128	4,069	1995	1995	45 years

0113	Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	—	90	2,868	2,958	2,006	952	1988	1993	25 years

0209	Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	1,882	870	1985	1993	25 years

0694	Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	2,745	2,489	1985	1995	35 years

0213	Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	3,467	1,650	1988	1993	25 years

0294	Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	3,510	3,371	1962	1995	35 years

0782	Danville Centre for Health and Rehabilitation	Danville	KY	—	322	3,538	—	322	3,538	3,860	2,060	1,800	1962	1995	30 years

0864	Harrodsburg Health Care Center	Harrodsburg	KY	—	137	1,830	—	137	1,830	1,967	1,426	541	1974	1985	35 years

0785	Hillcrest Health Care Center	Owensboro	KY	—	544	2,619	—	544	2,619	3,163	2,654	509	1963	1982	22 years

0282	Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,187	1,059	1968	1990	30 years

0784	Northfield Centre for Health and Rehabilitation	Louisville	KY	—	285	1,555	—	285	1,555	1,840	1,160	680	1969	1985	30 years

0278	Oakview Nursing and Rehabilitation Center	Calvert City	KY	—	124	2,882	—	124	2,882	3,006	1,961	1,045	1967	1990	30 years

0281	Riverside Manor Healthcare Center	Calhoun	KY	—	103	2,119	—	103	2,119	2,222	1,460	762	1963	1990	30 years

0277	Rosewood Health Care Center	Bowling Green	KY	—	248	5,371	—	248	5,371	5,619	3,655	1,964	1970	1990	30 years

0280	Fountain Circle Health and Rehabilitation	Winchester	KY	—	137	6,120	—	137	6,120	6,257	4,121	2,136	1967	1990	30 years

0787	Woodland Terrace Health Care Facility	Elizabethtown	KY	—	216	1,795	—	216	1,795	2,011	1,884	127	1969	1982	26 years

0501	Blue Hills Alzheimer’s Care Center	Stoughton	MA	—	511	1,026	—	511	1,026	1,537	1,336	201	1965	1982	28 years

0581	Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	—	129	4,290	—	129	4,290	4,419	3,053	1,366	1965	1968	40 years

0529	Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	—	222	2,431	—	222	2,431	2,653	1,925	728	1973	1984	34.5 years

0503	Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	—	126	1,708	—	126	1,708	1,834	1,473	361	1806	1982	27 years

0582	Colony House Nursing and Rehabilitation Center	Abington	MA	—	132	999	—	132	999	1,131	1,063	68	1965	1969	40 years

0534	Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	—	415	2,675	—	415	2,675	3,090	2,309	781	1969	1984	27 years

0507	Country Rehabilitation and Nursing Center	Newburyport	MA	—	199	3,004	—	199	3,004	3,203	2,537	666	1968	1982	27 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

0508	Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	—	127	1,109	—	127	1,109	1,236	1,081	155	1968	1982	29 years

0542	Den-Mar Rehabilitation and Nursing Center	Rockport	MA	—	23	1,560	—	23	1,560	1,583	1,353	230	1963	1985	30 years

0573	Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	3,422	3,770	1985	1987	50 years

0584	Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	—	156	757	—	156	757	913	793	120	1967	1969	40 years

0585	Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	—	60	1,142	—	60	1,142	1,202	1,131	71	1967	1969	40 years

0513	Hallmark Nursing and Rehabilitation Center	New Bedford	MA	—	202	2,694	—	202	2,694	2,896	2,284	612	1968	1982	26 years

0516	Hammersmith House Nursing Care Center	Saugus	MA	—	112	1,919	—	112	1,919	2,031	1,600	431	1965	1982	28 years

0198	Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	1,984	2,464	1991	1991	45 years

0532	Hillcrest Nursing and Rehabilitation Center	Fitchburg	MA	—	175	1,461	—	175	1,461	1,636	1,462	174	1957	1984	25 years

0327	Laurel Ridge Rehabilitation and Nursing Center	Jamaica Plain	MA	—	194	1,617	—	194	1,617	1,811	1,212	599	1968	1989	30 years

0539	Newton and Wellesley Alzheimer Center	Wellesley	MA	—	297	3,250	—	297	3,250	3,547	2,531	1,016	1971	1984	30 years

0517	Oakwood Rehabilitation and Nursing Center	Webster	MA	—	102	1,154	—	102	1,154	1,256	1,089	167	1967	1982	31 years

0506	Presentation Nursing & Rehabilitation Center	Brighton	MA	—	184	1,220	—	184	1,220	1,404	1,238	166	1968	1982	28 years

0537	Quincy Rehabilitation and Nursing Center	Quincy	MA	—	216	2,911	—	216	2,911	3,127	2,632	495	1965	1984	24 years

0587	River Terrace Healthcare	Lancaster	MA	—	268	957	—	268	957	1,225	1,088	137	1969	1969	40 years

0514	Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	—	529	1,238	—	529	1,238	1,767	1,491	276	1968	1982	27 years

0526	The Eliot Healthcare Center	Natick	MA	—	249	1,328	—	249	1,328	1,577	1,244	333	1996	1982	31 years

0518	Timberlyn Heights Nursing and Rehabilitation Center	Great Barrington	MA	—	120	1,305	—	120	1,305	1,425	1,217	208	1968	1982	29 years

0588	Walden Rehabilitation and Nursing Center	Concord	MA	—	181	1,347	—	181	1,347	1,528	1,364	164	1969	1968	40 years

0544	Augusta Rehabilitation Center	Augusta	ME	—	152	1,074	—	152	1,074	1,226	939	287	1968	1985	30 years

0555	Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	—	181	2,789	—	181	2,789	2,970	2,045	925	1945	1985	45 years

0547	Brewer Rehabilitation and Living Center	Brewer	ME	—	228	2,737	—	228	2,737	2,965	1,967	998	1974	1985	33 years

0545	Eastside Rehabilitation and Living Center	Bangor	ME	—	316	1,349	—	316	1,349	1,665	1,113	552	1967	1985	30 years

0549	Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	—	99	1,898	—	99	1,898	1,997	1,330	667	1977	1985	35 years

0550	Norway Rehabilitation & Living Center	Norway	ME	—	133	1,658	—	133	1,658	1,791	1,167	624	1972	1985	39 years

0554	Westgate Manor	Bangor	ME	—	287	2,718	—	287	2,718	3,005	2,175	830	1969	1985	31 years

0546	Winship Green Nursing Center	Bath	ME	—	110	1,455	—	110	1,455	1,565	1,111	454	1974	1985	35 years

0416	Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	4,007	2,904	1963	1993	28 years

0433	Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	1,650	1,135	1965	1993	29 years

0806	Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	—	347	3,029	—	347	3,029	3,376	2,009	1,367	1984	1993	28 years

0188	Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	—	233	3,710	—	233	3,710	3,943	2,528	1,415	1966	1993	28.5 years

0726	Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years

0706	Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,280	923	1957	1993	29 years

0704	Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	—	339	4,132	—	339	4,132	4,471	3,128	1,343	1967	1991	25 years

0723	Guardian Care of Rocky Mount	Rocky Mount	NC	—	240	1,732	—	240	1,732	1,972	1,348	624	1975	1997	25 years

0713	Guardian Care of Zebulon	Zebulon	NC	—	179	1,933	—	179	1,933	2,112	1,242	870	1973	1993	29 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

0711	Kinston Rehabilitation and Healthcare Center	Kinston	NC	—	186	3,038	—	186	3,038	3,224	1,870	1,354	1961	1993	29 years

0307	Lincoln Nursing Center	Lincolnton	NC	—	39	3,309	—	39	3,309	3,348	2,345	1,003	1976	1986	35 years

0116	Pettigrew Rehabilitation and Healthcare Center	Durham	NC	—	101	2,889	—	101	2,889	2,990	1,931	1,059	1969	1993	28 years

0143	Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	—	316	5,470	—	316	5,470	5,786	4,229	1,557	1969	1991	25 years

0724	Rehabilitation and Health Center of Gastonia	Gastonia	NC	—	158	2,359	—	158	2,359	2,517	1,576	941	1968	1992	29 years

0707	Rehabilitation and Nursing Center of Monroe	Monroe	NC	—	185	2,654	—	185	2,654	2,839	1,811	1,028	1963	1993	28 years

0146	Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	2,627	1,100	1972	1991	26 years

0191	Silas Creek Manor	Winston-Salem	NC	—	211	1,893	—	211	1,893	2,104	1,225	879	1966	1993	28.5 years

0137	Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	—	187	3,409	—	187	3,409	3,596	2,657	939	1971	1991	25 years

0591	Dover Rehabilitation and Living Center	Dover	NH	—	355	3,797	—	355	3,797	4,152	3,212	940	1969	1990	25 years

0592	Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	4,670	2,117	1963	1990	25 years

0593	Hanover Terrace Healthcare	Hanover	NH	—	326	1,825	—	326	1,825	2,151	1,154	997	1969	1993	29 years

0640	Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	—	454	1,018	—	454	1,018	1,472	543	929	1940	1992	30 years

0641	Torrey Pines Care Center	Las Vegas	NV	—	256	1,324	—	256	1,324	1,580	911	669	1971	1992	29 years

0634	Cambridge Health & Rehabilitation Center	Cambridge	OH	—	108	2,642	—	108	2,642	2,750	1,878	872	1975	1993	25 years

0569	Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	—	128	3,481	—	128	3,481	3,609	2,617	992	1976	1985	34 years

0635	Coshocton Health & Rehabilitation Center	Coshocton	OH	—	203	1,979	—	203	1,979	2,182	1,395	787	1974	1993	25 years

0560	Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	—	190	4,712	—	190	4,712	4,902	2,374	2,528	1986	1992	38 years

0868	Lebanon Country Manor	Lebanon	OH	—	105	3,617	—	105	3,617	3,722	2,168	1,554	1984	1986	43 years

0571	Logan Health Care Center	Logan	OH	—	169	3,750	—	169	3,750	3,919	2,447	1,472	1979	1991	30 years

0577	Minerva Park Nursing and Rehabilitation Center	Columbus	OH	—	210	3,684	—	210	3,684	3,894	1,353	2,541	1973	1997	45 years

0570	Pickerington Nursing & Rehabilitation Center	Pickerington	OH	—	312	4,382	—	312	4,382	4,694	2,232	2,462	1984	1992	37 years

0572	Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	—	454	7,149	—	454	7,149	7,603	5,146	2,457	1974	1993	28 years

0453	Medford Rehabilitation and Healthcare Center	Medford	OR	—	362	4,610	—	362	4,610	4,972	2,992	1,980	1961	1991	34 years

0452	Sunnyside Care Center	Salem	OR	—	1,512	2,249	—	1,512	2,249	3,761	1,323	2,438	1981	1991	30 years

1237	Wyomissing Nursing and Rehabilitation Center	Reading	PA	—	61	5,095	—	61	5,095	5,156	1,868	3,288	1966	1993	45 years

1224	Chestnut Terrace Nursing and Rehabilitation Center	E. Providence	RI	—	174	2,643	—	174	2,643	2,817	990	1,827	1962	1990	45 years

1231	Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	—	91	6,724	—	91	6,724	6,815	2,498	4,317	1966	1990	45 years

0132	Madison Healthcare and Rehabilitation Center	Madison	TN	—	168	1,445	—	168	1,445	1,613	963	650	1968	1992	29 years

0884	Masters Health Care Center	Algood	TN	—	524	4,370	—	524	4,370	4,894	2,865	2,029	1981	1987	38 years

0822	Primacy Healthcare and Rehabilitation Center	Memphis	TN	—	1,222	8,344	—	1,222	8,344	9,566	4,747	4,819	1980	1990	37 years

0230	Crosslands Rehabilitation & Healthcare Center	Sandy	UT	—	334	4,300	—	334	4,300	4,634	2,093	2,541	1987	1992	40 years

0655	Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	—	201	2,322	—	201	2,322	2,523	1,536	987	1962	1992	29 years

0247	St. George Care and Rehabilitation Center	Saint George	UT	—	419	4,465	—	419	4,465	4,884	2,665	2,219	1976	1993	29 years

0140	Wasatch Care Center	Ogden	UT	—	373	597	—	373	597	970	586	384	1964	1990	25 years

0842	Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	1,803	1,508	1971	1993	29 years

0826	Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	—	427	4,441	—	427	4,441	4,868	2,890	1,978	1969	1993	28 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

0825	Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	4,256	3,268	1963	1991	32 years

0829	River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	3,526	1,684	1953	1991	25 years

0559	Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	3,744	927	1965	1990	27 years

0114	Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	2,559	2,565	1950	1993	28.5 years

0158	Bellingham Health Care and Rehabilitation Services	Bellingham	WA	—	441	3,824	—	441	3,824	4,265	2,454	1,811	1972	1993	28.5 years

0168	Lakewood Healthcare Center	Lakewood	WA	—	504	3,511	—	504	3,511	4,015	1,855	2,160	1989	1989	45 years

0127	Northwest Continuum Care Center	Longview	WA	—	145	2,563	—	145	2,563	2,708	1,676	1,032	1955	1992	29 years

0462	Queen Anne Healthcare	Seattle	WA	—	570	2,750	—	570	2,750	3,320	1,835	1,485	1970	1993	29 years

0165	Rainier Vista Care Center	Puyallup	WA	—	520	4,780	—	520	4,780	5,300	2,310	2,990	1986	1991	40 years

0180	Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	1,956	1,457	1970	1993	28 years

0766	Colonial Manor Medical and Rehabilitation Center	Wausau	WI	—	169	3,370	—	169	3,370	3,539	2,028	1,511	1964	1995	30 years

0767	Colony Oaks Care Center	Appleton	WI	—	353	3,571	—	353	3,571	3,924	2,508	1,416	1967	1993	29 years

0765	Eastview Medical and Rehabilitation Center	Antigo	WI	—	200	4,047	—	200	4,047	4,247	3,062	1,185	1962	1991	28 years

0771	Kennedy Park Medical & Rehabilitation Center	Schofield	WI	—	301	3,596	—	301	3,596	3,897	3,514	383	1966	1982	29 years

0774	Mt. Carmel Health & Rehabilitation Center	Milwaukee	WI	—	2,678	25,867	—	2,678	25,867	28,545	18,425	10,120	1958	1991	30 years

0773	Mount Carmel Medical and Rehabilitation Center	Burlington	WI	—	274	7,205	—	274	7,205	7,479	4,211	3,268	1971	1991	30 years

0769	North Ridge Medical and Rehabilitation Center	Manitowoc	WI	—	206	3,785	—	206	3,785	3,991	2,530	1,461	1964	1992	29 years

0289	San Luis Medical and Rehabilitation Center	Green Bay	WI	—	259	5,299	—	259	5,299	5,558	3,949	1,609	1968	1996	25 years

0775	Sheridan Medical Complex	Kenosha	WI	—	282	4,910	—	282	4,910	5,192	3,758	1,434	1964	1991	25 years

0770	Vallhaven Care Center	Neenah	WI	—	337	5,125	—	337	5,125	5,462	3,442	2,020	1966	1993	28 years

0776	Woodstock Health and Rehabilitation Center	Kenosha	WI	—	562	7,424	—	562	7,424	7,986	5,882	2,104	1970	1991	25 years

0441	Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	—	342	3,468	—	342	3,468	3,810	2,143	1,667	1964	1992	29 years

0483	Sage View Care Center	Rock Springs	WY	—	287	2,392	—	287	2,392	2,679	1,534	1,145	1964	1993	30 years

0481	South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	—	151	1,738	—	151	1,738	1,889	1,100	789	1955	1993	29 years

0482	Wind River Healthcare and Rehabilitation Center	Riverton	WY	—	179	1,559	—	179	1,559	1,738	974	764	1967	1992	29 years

	TOTAL KINDRED SKILLED NURSING FACILITIES			—	50,734	544,311	(380)	50,354	544,311	594,665	365,684	228,981
	NON-KINDRED SKILLED NURSING FACILITIES

3829	McCreary Health & Rehabilitation Center	Pine Knot	KY	—	73	2,443	—	73	2,443	2,516	291	2,225	1990	2006	35 years

3830	Colonial Health & Rehabilitation Center	Bardstown	KY	—	38	2,829	—	38	2,829	2,867	337	2,530	1968	2006	35 years

3831	Glasgow Health & Rehabilitation Center	Glasgow	KY	—	21	2,997	—	21	2,997	3,018	357	2,661	1968	2006	35 years

3832	Green Valley Health & Rehabilitation Center	Carrollton	KY	—	29	2,325	—	29	2,325	2,354	277	2,077	1978	2006	35 years

3833	Hart County Health Center	Horse Cave	KY	—	68	6,059	—	68	6,059	6,127	721	5,406	1993	2006	35 years

3834	Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	—	38	3,920	—	38	3,920	3,958	467	3,491	1973	2006	35 years

3835	Jackson Manor	Annville	KY	—	131	4,442	—	131	4,442	4,573	529	4,044	1989	2006	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3836	Jefferson Manor	Louisville	KY	—	2,169	4,075	—	2,169	4,075	6,244	485	5,759	1982	2006	35 years

3837	Jefferson Place	Louisville	KY	—	1,307	9,175	—	1,307	9,175	10,482	1,092	9,390	1991	2006	35 years

3838	Meadowview Health & Rehabilitation Center	Louisville	KY	—	317	4,666	—	317	4,666	4,983	556	4,427	1973	2006	35 years

3839	Monroe Health & Rehabilitation Center	Tompkinsville	KY	—	32	8,756	—	32	8,756	8,788	1,042	7,746	1969	2006	35 years

3840	North Hardin Health & Rehabilitation Center	Radcliff	KY	—	218	11,944	—	218	11,944	12,162	1,422	10,740	1986	2006	35 years

3841	Professional Care Health & Rehabilitation Center	Hartford	KY	—	22	7,905	—	22	7,905	7,927	941	6,986	1967	2006	35 years

3842	Rockford Health & Rehabilitation Center	Louisville	KY	—	364	9,568	—	364	9,568	9,932	1,139	8,793	1975	2006	35 years

3843	Summerfield Health & Rehabilitation Center	Louisville	KY	—	1,089	10,756	—	1,089	10,756	11,845	1,280	10,565	1979	2006	35 years

3844	Tanbark Health & Rehabilitation Center	Lexington	KY	—	868	6,061	—	868	6,061	6,929	722	6,207	1989	2006	35 years

3845	Summit Manor Health & Rehabilitation Center	Columbia	KY	—	38	12,510	—	38	12,510	12,548	1,489	11,059	1965	2006	35 years

3764	Golden Living Center - Rochester East	Rochester	MN	—	639	3,497	—	639	3,497	4,136	3,542	594	1967	1982	28 years

2505	Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	3,287	10,539	1982	2004	30 years

2702	Burlington House	Cincinnati	OH	—	918	5,087	—	918	5,087	6,005	1,166	4,839	1989	2004	35 years

3920	Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	2,353	1,146	1972	1993	25 years

2701	Regency Manor	Columbus	OH	—	606	16,424	—	606	16,424	17,030	3,769	13,261	1883	2004	35 years

3852	Balanced Care at Bloomsburg	Bloomsburg	PA	—	621	1,371	—	621	1,371	1,992	163	1,829	1997	2006	35 years

2507	The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	1,905	6,120	1899	2004	30 years

2508	Chapel Manor	Philadelphia	PA	—	1,595	13,982	931	1,595	14,913	16,508	3,697	12,811	1948	2004	30 years

2509	Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	2,155	6,807	1982	2004	30 years

2506	Wayne Center	Wayne	PA	—	662	6,872	850	662	7,722	8,384	1,861	6,523	1875	2004	30 years

	TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	15,424	188,340	1,856	15,424	190,196	205,620	37,045	168,575
	TOTAL FOR SKILLED NURSING FACILITIES			—	66,158	732,651	1,476	65,778	734,507	800,285	402,729	397,556
	KINDRED HOSPITALS

4656	Kindred Hospital - Arizona - Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,221	1,364	1980	1992	30 years

4658	Kindred Hospital - Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,478	743	1969	1994	25 years

4644	Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	979	4,776	1990	1995	40 years

4807	Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,322	1,189	1950	1994	25 years

4848	Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	9,412	3,022	1965	1994	25 years

4822	Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	5,596	3,009	1962	1993	25 years

4842	Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	6,700	1,411	1973	1993	20 years

4665	Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	5,765	1,498	1963	1994	20 years

4674	Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	3,847	6,561	1970	1993	40 years

4652	Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	3,569	1,189	1956	1994	20 years

4602	Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,263	2,156	1956	1992	30 years

4645	Kindred Hospital - South Florida Ft. Lauderdale	Ft. Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	11,425	4,413	N/A	1989	30 years

4876	Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	4,317	1,517	1937	1995	20 years

4611	Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	11,518	6,589	1968	1997	40 years

4871	Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,202	1,836	1995	1976	20 years

4637	Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	15,604	5,959	1949	1995	25 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

4690	Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	4,756	2,592	1960	1991	30 years

4615	Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	6,264	2,362	1949	1993	20 years

4638	Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	2,785	2,001	1955	1993	30 years

4633	Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	10,130	5,190	1964	1995	20 years

4666	Kindred Hospital - New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	3,744	1,875	1968	1978	20 years

4688	Kindred Hospital - Boston	Boston	MA	—	1,551	9,796	—	1,551	9,796	11,347	8,227	3,120	1930	1994	25 years

4673	Kindred Hospital - Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	4,333	3,778	1974	1993	40 years

4612	Kindred Hospital - Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,240	951	N/A	1992	30 years

4680	Kindred Hospital - St. Louis	St Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,613	1,600	1984	1991	40 years

4662	Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	6,385	2,211	1964	1994	20 years

4664	Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,143	2,121	1985	1993	40 years

4647	Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,026	2,261	1980	1994	40 years

4618	Kindred Hospital - Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	3,634	2,266	1958	1993	30 years

4614	Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	2,477	2,881	N/A	1995	35 years

4619	Kindred Hospital - Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	7,547	5,969	1972	1996	40 years

4628	Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	3,389	1,782	1975	1993	22 years

4668	Kindred Hospital - Fort Worth	Ft. Worth	TX	—	648	10,608	—	648	10,608	11,256	7,250	4,006	1960	1994	34 years

4685	Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	5,460	1,635	N/A	1994	20 years

4654	Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	4,126	4,361	1986	1985	40 years

4660	Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,587	1,142	1983	1990	40 years

4635	Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	6,955	4,707	1981	1993	30 years

4653	Kindred Hospital - Tarrant County (Fort Worth Southwest)	Ft. Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	6,788	3,012	1987	1986	20 years

	TOTAL FOR KINDRED HOSPITALS			—	38,172	272,960	—	38,172	272,960	311,132	202,077	109,055
	NON-KINDRED HOSPITALS

3828	Gateway Rehabilitation Hospital at Florence	Florence	KY	—	3,600	4,924	—	3,600	4,924	8,524	586	7,938	2001	2006	35 years

3864	Highlands Regional Rehabilitation Hospital	El Paso	TX	—	1,900	23,616	—	1,900	23,616	25,516	2,811	22,705	1999	2006	35 years

	TOTAL FOR NON-KINDRED HOSPITALS			—	5,500	28,540	—	5,500	28,540	34,040	3,397	30,643
	TOTAL FOR HOSPITALS			—	43,672	301,500	—	43,672	301,500	345,172	205,474	139,698
	MEDICAL OFFICE BUILDINGS

2956	Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,212	—	18,542	18,542	874	17,668	2003	2009	35 years

2952	Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	136	1,244	12,431	13,675	1,665	12,010	2002	2007	35 years

3071	The Sierra Medical Building	Parker	CO	11,222	1,444	14,059	761	1,444	14,820	16,264	875	15,389	2009	2009	35 years

2951	Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	1,328	2,442	10,405	12,847	2,350	10,497	1986	2007	35 years

2953	Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	310	2,641	47,817	50,458	6,283	44,175	1999	2007	35 years

2907	Aventura Heart & Health	Aventura	FL	16,995	—	25,361	2,513	—	27,874	27,874	3,699	24,175	2006	2007	35 years

2902	JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	351	1,952	1999	2004	35 years

2903	Palms West Building 6	Loxahatchee	FL	—	965	2,678	35	965	2,713	3,678	498	3,180	2000	2004	35 years

2905	Regency Medical Office Park Phase I	Melbourne	FL	—	590	3,156	97	603	3,240	3,843	573	3,270	1995	2004	35 years

2904	Regency Medical Office Park Phase II	Melbourne	FL	—	770	3,809	188	781	3,986	4,767	690	4,077	1998	2004	35 years

2906	University Medical Office Building	Tamarac	FL	—	—	6,690	—	—	6,690	6,690	869	5,821	2006	2007	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

3006	Eastside Physicians Center	Snellville	GA	—	1,289	25,019	352	1,289	25,371	26,660	2,504	24,156	1994	2008	35 years

3007	Eastside Physicians Plaza	Snellville	GA	7,135	294	12,948	19	294	12,967	13,261	1,132	12,129	2003	2008	35 years

2955	Doctors Office Building III (“DOB III”)	Hoffman Estates	IL	—	—	24,550	(69)	—	24,481	24,481	1,756	22,725	2005	2009	35 years

2954	Eberle Medical Office Building (“Eberle MOB”)	Elk Grove Village	IL	—	—	16,315	49	—	16,364	16,364	1,130	15,234	2005	2009	35 years

3015	Charles O. Fisher Medical Building	Westminster	MD	—	—	13,795	427	—	14,222	14,222	724	13,498	2009	2009	35 years

2950	Broadway Medical Office Building	Kansas City	MO	6,471	1,300	12,602	1,451	1,316	14,037	15,353	3,314	12,039	1976	2007	35 years

2925	Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	808	—	10,440	10,440	1,324	9,116	1984	2007	35 years

2926	Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	1,613	—	16,736	16,736	1,856	14,880	2007	2007	35 years

3003	DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,059	—	11,483	11,483	2,936	8,547	1984	2004	30 years

3002	Professional Office Building I	Upland	PA	—	—	6,283	732	—	7,015	7,015	1,773	5,242	1978	2004	30 years

3070	St. Francis Millennium Medical Office Building	Greenville	SC	15,117	—	13,062	7,746	—	20,808	20,808	1,371	19,437	2009	2009	35 years

2901	Abilene Medical Commons I	Abilene	TX	—	179	1,611	—	179	1,611	1,790	295	1,495	2000	2004	35 years

3061	Bayshore Rehabilitation Center MOB	Pasadena	TX	721	95	1,128	—	95	1,128	1,223	191	1,032	1988	2005	35 years

3060	Bayshore Surgery Center MOB	Pasadena	TX	6,051	765	9,123	381	765	9,504	10,269	1,663	8,606	2001	2005	35 years

3021	Casper WY MOB	Casper	WY	—	3,015	26,513	99	3,017	26,610	29,627	2,238	27,389	2008	2008	35 years

6370	St. Vincent’s Medical Center East #46	Birmingham	AL	—	—	25,329	—	—	25,329	25,329	477	24,852	2005	2010	35 years

6371	St. Vincent’s Medical Center East #48	Birmingham	AL	—	—	13,130	—	—	13,130	13,130	399	12,731	1989	2010	35 years

6372	St. Vincent’s Medical Center East #52	Birmingham	AL	—	—	7,608	—	—	7,608	7,608	294	7,314	1985	2010	35 years

6310	Community Physicians Pavilion	Lafayette	CO	—	—	10,543	—	—	10,543	10,543	227	10,316	2004	2010	35 years

6320	Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	—	—	2,655	2,655	145	2,510	1976	2010	35 years

6322	Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	7,266	—	—	7,266	7,266	184	7,082	2004	2010	35 years

6321	Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	11,947	—	—	11,947	11,947	265	11,682	1991	2010	35 years

6390	DePaul Professional Office Building	Washington	DC	—	—	6,533	—	—	6,533	6,533	330	6,203	1987	2010	35 years

6391	Providence Medical Office Building	Washington	DC	—	—	2,556	—	—	2,556	2,556	159	2,397	1975	2010	35 years

6408	301 W Hay Building	Decatur	IL	433	—	640	—	—	640	640	22	618	1980	2010	35 years

6405	304 W Hay Building	Decatur	IL	5,882	—	8,702	—	—	8,702	8,702	250	8,452	2002	2010	35 years

6420	575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	20	830	1984	2010	35 years

6411	Corporate Health Services	Decatur	IL	1,568	934	1,386	—	934	1,386	2,320	42	2,278	1996	2010	35 years

6407	ENTA	Decatur	IL	777	—	1,150	—	—	1,150	1,150	28	1,122	1996	2010	35 years

6404	Kenwood Medical Center	Decatur	IL	2,635	—	3,898	—	—	3,898	3,898	175	3,723	1996	2010	35 years

6403	Monroe Medical Center	Decatur	IL	64	—	95	—	—	95	95	7	88	1971	2010	35 years

6402	Physicians and Dental Building	Decatur	IL	457	—	676	—	—	676	676	32	644	1972	2010	35 years

6400	Physicians Plaza East	Decatur	IL	627	—	927	—	—	927	927	91	836	1976	2010	35 years

6401	Physicians Plaza West	Decatur	IL	1,313	—	1,943	—	—	1,943	1,943	118	1,825	1987	2010	35 years

6412	Rock Springs Medical	Decatur	IL	604	399	495	—	399	495	894	16	878	1990	2010	35 years

6410	SIU Family Practice	Decatur	IL	1,142	—	1,689	—	—	1,689	1,689	123	1,566	1997	2010	35 years

6409	South Shore Medical Building	Decatur	IL	697	902	129	—	902	129	1,031	14	1,017	1991	2010	35 years

6406	302 W Hay Building	Decatur	IL	2,344	—	3,467	—	—	3,467	3,467	144	3,323	1993	2010	35 years

6301	Ambulatory Services Building	Anderson	IN	—	—	4,266	—	—	4,266	4,266	165	4,101	1995	2010	35 years

6302	St. John’s Medical Arts Building	Anderson	IN	—	—	2,281	—	—	2,281	2,281	121	2,160	1973	2010	35 years

6300	Wilbur S. Roby Building	Anderson	IN	—	—	2,653	—	—	2,653	2,653	115	2,538	1992	2010	35 years

															Life on
								Gross Amount							Which
					Initial Cost to		Costs	Carried at Close of							Depreciation
		Location			Company		Capitalized	Period							in Income
Property			State /			Buildings and	Subsequent to		Buildings and		Accumulated		Year of	Year	Statement
#	Property Name	City	Province	Encumbrances	Land	Improvements	Acquisition	Land	Improvements	Total	Depreciation	NBV	Construction	Acquired	is Computed

6337	Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	—	—	11,959	11,959	289	11,670	1984	2010	35 years

6333	Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	59	2,332	1976	2010	35 years

6334	Borgess Visiting Nurses	Kalamazoo	MI	—	90	2,328	—	90	2,328	2,418	74	2,344	1900	2010	35 years

6360	Heart Center Building	Kalamazoo	MI	—	—	8,420	—	—	8,420	8,420	229	8,191	1980	2010	35 years

6332	Medical Commons Building	Kalamazoo	MI	—	—	661	—	—	661	661	16	645	1979	2010	35 years

6330	Medical Specialties Building	Kalamazoo	MI	—	—	19,242	—	—	19,242	19,242	484	18,758	1989	2010	35 years

6331	North Professional Building	Kalamazoo	MI	—	—	7,228	—	—	7,228	7,228	193	7,035	1983	2010	35 years

6336	Pro Med Center Plainwell	Kalamazoo	MI	—	—	697	—	—	697	697	18	679	1991	2010	35 years

6335	Pro Med Center Richland	Richland	MI	—	233	2,267	—	233	2,267	2,500	65	2,435	1996	2010	35 years

6350	Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	1,000	54,439	2008	2010	35 years

6340	St. Joseph Medical Office Building	Reading	PA	—	—	10,823	—	—	10,823	10,823	228	10,595	2006	2010	35 years

6380	Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,370	—	—	15,370	15,370	371	14,999	2008	2010	35 years

6460	Appleton Heart Institute	Appleton	WI	—	—	7,954	—	—	7,954	7,954	—	7,954	2003	2010	35 years

6462	Appleton Medical Offices South	Appleton	WI	—	—	9,299	—	—	9,299	9,299	—	9,299	1983	2010	35 years

6461	Appleton Medical Offices West	Appleton	WI	—	—	5,740	—	—	5,740	5,740	—	5,740	1989	2010	35 years

6464	Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,838	—	—	4,838	4,838	—	4,838	2006	2010	35 years

6463	Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,137	—	—	7,137	7,137	—	7,137	1993	2010	35 years

	TOTAL FOR MEDICAL OFFICE BUILDINGS			139,670	20,108	636,344	21,386	20,197	657,641	677,838	49,923	627,915
	PERSONAL CARE FACILITIES
3718, 19, 21-28	ResCare - Tangram - 8 sites	San Marcos	TX	—	616	6,517	—	616	6,517	7,133	3,991	3,142	N/A	1998	20 years

	TOTAL FOR PERSONAL CARE FACILITIES			—	616	6,517	—	616	6,517	7,133	3,991	3,142

	TOTAL FOR ALL PROPERTIES			$1,349,521	$558,775	$5,978,916	$63,195	$559,072	$6,041,814	$6,600,886	$1,368,219	$5,232,667

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

ITEM 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2010, at the reasonable assurance level.

Internal Control over Financial Reporting

The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

Internal Control Changes

During the fourth quarter of 2010, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information

Not applicable.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote — Proposal 1: Election of Directors,” “Executive Officers,” “Corporate Governance — Governance Information” and “— Board and Committee Membership” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2011.

ITEM 11.	Executive Compensation

The information required by this Item 11 is incorporated by reference to the material under the headings “Corporate Governance — Non-Employee Director Compensation,” “Executive Compensation” and “Corporate Governance — Board and Committee Membership” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2011.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2011.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Transactions with Related Persons” and “Corporate Governance — Governance Information” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2011.

ITEM 14.	Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote — Proposal 2: Ratification of the Selection of Ernst & Young as Our Independent Registered Public Accounting Firm for Fiscal Year 2011” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2011.

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

Exhibits

Exhibit
Number		Description of Document	Location of Document

2.1		Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.
3.1		Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2		Fourth Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on October 4, 2010.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2		Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3		Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4		Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the SEC upon request.
10	.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit
Number		Description of Document	Location of Document

10	.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10	.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.6 to our Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit
Number		Description of Document	Location of Document

10	.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.6	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.

Exhibit
Number		Description of Document	Location of Document

10	.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.
10	.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.3.5	Third Amendment dated as of March 31, 2009 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 3, 2009.
10	.3.6	Fourth Amendment dated as of October 12, 2010 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other borrowers identified therein, the Guarantors named therein, Bank of America, N.A. and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
10.4		Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.6*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10	.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10	.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.8.2*	Form of Stock Option Agreement — 2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.8.3*	Form of Restricted Stock Agreement — 2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit
Number		Description of Document	Location of Document

10	.9.2*	Form of Stock Option Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.9.3*	Form of Restricted Stock Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.9.4*	Form of Restricted Stock Unit Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.10.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.10.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.11.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.11.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.12.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.12.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.13.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.13.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.13.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit
Number		Description of Document	Location of Document

10	.13.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.13.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.8 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.14.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.
10	.14.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.14.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.15.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10	.15.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.15.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.16*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.17*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.18		First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10	.19.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
10	.19.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12		Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21		Subsidiaries of Ventas, Inc.	Filed herewith.

Exhibit
Number	Description of Document	Location of Document

23	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
101	Interactive Data File.	To be filed by amendment within 30 days under Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2011

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro
Chairman and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2011

/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2011

/s/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2011

/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 18, 2011

/s/ RONALD G. GEARY Ronald G. Geary	Director	February 18, 2011

/s/ JAY M. GELLERT Jay M. Gellert	Director	February 18, 2011

/s/ ROBERT D. REED Robert D. Reed	Director	February 18, 2011

/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 18, 2011

/s/ GLENN J. RUFRANO Glenn J. Rufrano	Director	February 18, 2011

/s/ JAMES D. SHELTON James D. Shelton	Director	February 18, 2011

/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 18, 2011

EXHIBIT INDEX

Exhibit
Number		Description of Document	Location of Document

2.1		Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.
3.1		Amended and Restated Certificate of Incorporation of Ventas, Inc., as amended.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.
3.2		Fourth Amended and Restated Bylaws of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K, filed on October 4, 2010.
4.1		Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.
4.2		Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 28, 2008, File No. 333-155770.
4.3		Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.
4.4		Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the SEC upon request.
10	.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

Exhibit
Number		Description of Document	Location of Document

10	.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.
10	.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.
10	.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.
10	.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2009.

Exhibit
Number		Description of Document	Location of Document

10	.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.6 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.2.5	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.
10	.2.6	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.
10	.3.1	Credit and Guaranty Agreement dated as of April 26, 2006 among Ventas Realty, Limited Partnership, as borrower, Ventas, Inc. and the other guarantors named therein, as guarantors, Bank of America, N.A., as Administrative Agent, Issuing Bank and Swingline Lender, and the lenders identified therein.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

Exhibit
Number		Description of Document	Location of Document

10	.3.2	Modification Agreement dated as of March 30, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007.
10	.3.3	First Amendment dated as of July 27, 2007 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership, the Guarantors and Lenders signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 1, 2007.
10	.3.4	Second Amendment dated as of March 13, 2008 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2008.
10	.3.5	Third Amendment dated as of March 31, 2009 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other Borrowers identified therein, the Guarantors and Lenders Signatory thereto and Bank of America, N.A.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on April 3, 2009.
10	.3.6	Fourth Amendment dated as of October 12, 2010 to Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the other borrowers identified therein, the Guarantors named therein, Bank of America, N.A. and the lenders identified therein.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.
10.4		Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.5.1	Agreement Regarding Leases dated as of November 7, 2006 by and between Senior Care Operations Holdings, LLC and Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.9.1 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.5.2	Guaranty of Agreement Regarding Leases dated as of November 7, 2006 by Senior Care, Inc. in favor of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.6*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10	.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.
10	.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.8.2*	Form of Stock Option Agreement — 2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit
Number		Description of Document	Location of Document

10	.8.3*	Form of Restricted Stock Agreement — 2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.
10	.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.9.2*	Form of Stock Option Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.9.3*	Form of Restricted Stock Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.9.4*	Form of Restricted Stock Unit Agreement — 2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.10.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.10.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.11.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.11.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.12.1*	Amended and Restated Employment Agreement dated as of December 28, 2006 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.12.2*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.14.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.13.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.13.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.13.5*	Change-in-Control Severance Agreement dated as of May 1, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.3 to our Annual Report on Form 10-K for the year ended December 31, 2002.

Exhibit
Number		Description of Document	Location of Document

10	.13.6*	Amendment dated as of September 30, 1999 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.4 to our Annual Report on Form 10-K for the year ended December 31, 2002.
10	.13.7*	Amendment dated as of March 19, 2007 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.13.8*	Amendment dated as of December 31, 2008 to Change-in-Control Severance Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.8 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.14.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.
10	.14.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.14.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.15.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.
10	.15.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.
10	.15.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10	.16*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.
10	.17*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.
10.18		First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.
10	.19.1	Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P.	Incorporated by reference to Exhibit 10.9 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
10	.19.2	Supplement to the Amended and Restated Agreement of Limited Partnership of PSLT OP, L.P., dated as of August 3, 2004.	Incorporated by reference to Exhibit 10.10 to Provident Senior Living Trust’s Registration Statement on Form S-11, as amended, File No. 333-120206.
12		Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.
21		Subsidiaries of Ventas, Inc.	Filed herewith.

Exhibit
Number	Description of Document	Location of Document

23	Consent of Ernst & Young LLP.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.
101	Interactive Data File.	To be filed by amendment within 30 days under Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.