Form 10-K/A
period 2010-12-31
VENTAS INC
filed 2011-03-01
CIK 740260

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

EXPLANATORY NOTE
     This Amendment No. 1 to Ventas, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011 (the “Original Filing”), is being filed solely to include eXtensible Business Reporting Language (XBRL) information in Exhibit 101 that was excluded from the timely filed Original Filing, as provided for under Rule 405 of the SEC’s Regulation S-T. This Amendment No. 1 does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information included in the Original Filing remains unchanged.
     Exhibit 101 provides the following items formatted in XBRL: (i) Consolidated Balance Sheets as of December 31, 2010 and 2009; (ii) Consolidated Statements of Income for the Years Ended December 31, 2010, 2009 and 2008; (iii) Consolidated Statements of Equity for the Years Ended December, 2010, 2009 and 2008; (iv) Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008; (v) Notes to Consolidated Financial Statements; and (vi) Schedule III — Real Estate and Accumulated Depreciation.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: March 1, 2011

Ventas, Inc.

By:	/s/ Debra A. Cafaro

Debra A. Cafaro Chairman and
Chief Executive Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document
101	Interactive Data File.	Filed herewith.