Form 10-Q
period 2011-03-31
VENTAS INC
filed 2011-05-06
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at May 2, 2011:
Common Stock, $0.25 par value	163,121,427

VENTAS, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010	3

Consolidated Statements of Income for the Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Equity for the Three Months Ended March 31, 2011 and the Year Ended December 31, 2010	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 3. Quantitative and Qualitative Disclosures About Market Risk	41

Item 4. Controls and Procedures	43

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	44

Item 1A. Risk Factors	44

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6. Exhibits	46

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$560,086	$559,072
Buildings and improvements	6,051,148	6,035,295
Construction in progress	5,848	6,519
Acquired lease intangibles	147,381	146,813

	6,764,463	6,747,699
Accumulated depreciation and amortization	(1,521,039)	(1,468,180)

Net real estate property	5,243,424	5,279,519
Loans receivable, net	130,608	149,263
Investments in unconsolidated entities	15,011	15,332

Net real estate investments	5,389,043	5,444,114
Cash and cash equivalents	41,899	21,812
Escrow deposits and restricted cash	35,399	38,940
Deferred financing costs, net	17,141	19,533
Other	210,616	233,622

Total assets	$5,694,098	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$2,571,368	$2,900,044
Accrued interest	34,543	19,296
Accounts payable and other liabilities	203,594	207,143
Deferred income taxes	238,146	241,333

Total liabilities	3,047,651	3,367,816

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 163,118 and 157,279 shares issued at March 31, 2011 and December 31, 2010, respectively	40,818	39,391
Capital in excess of par value	2,874,879	2,576,843
Accumulated other comprehensive income	28,097	26,868
Retained earnings (deficit)	(300,382)	(255,628)
Treasury stock, 0 and 14 shares at March 31, 2011 and December 31, 2010, respectively	(8)	(748)

Total Ventas stockholders’ equity	2,643,404	2,386,726
Noncontrolling interest	3,043	3,479

Total equity	2,646,447	2,390,205

Total liabilities and equity	$5,694,098	$5,758,021

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months
	Ended March 31,
	2011	2010
Revenues:
Rental income:
Triple-net leased	$118,603	$116,333
Medical office buildings	24,236	12,189

	142,839	128,522
Resident fees and services	114,502	108,486
Medical office building services revenue	6,957	—
Income from loans and investments	6,085	3,617
Interest and other income	78	263

Total revenues	270,461	240,888

Expenses:
Interest	42,558	44,090
Depreciation and amortization	51,759	52,314
Property-level operating expenses:
Senior living	78,111	74,677
Medical office buildings	8,676	4,202

	86,787	78,879
Medical office building services costs	5,536	—
General, administrative and professional fees (including non-cash stock-based compensation expense of $4,016 and $3,032 for the three months ended March 31, 2011 and 2010, respectively)	14,832	10,683
Foreign currency loss (gain)	1	(106)
Loss on extinguishment of debt	16,520	—
Merger-related expenses and deal costs	6,449	2,319

Total expenses	224,442	188,179

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	46,019	52,709
Loss from unconsolidated entities	(170)	—
Income tax benefit (expense)	3,197	(286)

Income from continuing operations	49,046	52,423
Discontinued operations	—	745

Net income	49,046	53,168
Net income attributable to noncontrolling interest (net of tax of $0 and $419 for the three months ended March 31, 2011 and 2010, respectively)	62	549

Net income attributable to common stockholders	$48,984	$52,619

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.31	$0.34
Discontinued operations	—	0.00

Net income attributable to common stockholders	$0.31	$0.34

Diluted:
Income from continuing operations attributable to common stockholders	$0.30	$0.34
Discontinued operations	—	0.00

Net income attributable to common stockholders	$0.30	$0.34

Weighted average shares used in computing earnings per common share:
Basic	160,420	156,453
Diluted	162,023	156,967

Dividends declared per common share	$0.575	$0.535
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2011 and the Year Ended December 31, 2010
(In thousands, except per share amounts)

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling
	Value	Par Value	Income	(Deficit)	Stock	Equity	Interest	Total Equity
Balance at January 1, 2010	$39,160	$2,573,039	$19,669	$(165,710)	$(647)	$2,465,511	$18,549	$2,484,060

Comprehensive Income:
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Foreign currency translation	—	—	6,951	—	—	6,951	—	6,951
Change in unrealized gain on marketable debt securities	—	—	354	—	—	354	—	354
Other	—	—	(106)	—	—	(106)	—	(106)

Comprehensive income	—	—	—	—	—	253,366	3,562	256,928

Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders — $2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)

Balance at December 31, 2010	39,391	2,576,843	26,868	(255,628)	(748)	2,386,726	3,479	2,390,205

Comprehensive Income:
Net income	—	—	—	48,984	—	48,984	62	49,046
Foreign currency translation	—	—	2,499	—	—	2,499	—	2,499
Change in unrealized gain on marketable debt securities	—	—	(1,257)	—	—	(1,257)	—	(1,257)
Other	—	—	(13)	—	—	(13)	—	(13)

Comprehensive income	—	—	—	—	—	50,213	62	50,275

Net change in noncontrolling interest	—	(3,170)	—	—	—	(3,170)	(498)	(3,668)
Dividends to common stockholders — $0.575 per share	—	—	—	(93,738)	—	(93,738)	—	(93,738)
Issuance of common stock	1,391	298,535	—	—	—	299,926	—	299,926
Issuance of common stock for stock plans	4	3,815	—	—	215	4,034	—	4,034
Grant of restricted stock, net of forfeitures	32	(1,144)	—	—	525	(587)	—	(587)

Balance at March 31, 2011	$40,818	$2,874,879	$28,097	$(300,382)	$(8)	$2,643,404	$3,043	$2,646,447

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net income	$49,046	$53,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	51,759	52,537
Amortization of deferred revenue and lease intangibles, net	(1,799)	(1,549)
Other amortization expenses	2,436	2,154
Stock-based compensation	4,016	3,032
Straight-lining of rental income	(1,772)	(2,449)
Loss on extinguishment of debt	16,520	—
Net gain on sale of real estate assets (including amounts in discontinued operations)	—	(184)
Gain on sale of real estate loan investments	(177)	—
Gain on sale of marketable securities	(733)	—
Income tax (benefit) expense	(3,197)	286
Loss from unconsolidated entities	170	—
Other	398	53
Changes in operating assets and liabilities:
Increase in other assets	(1,540)	(3,772)
Increase in accrued interest	15,253	17,799
Increase (decrease) in accounts payable and other liabilities	389	(5,514)

Net cash provided by operating activities	130,769	115,561
Cash flows from investing activities:
Net investment in real estate property	—	(11,860)
Purchase of noncontrolling interest	(3,319)	—
Investment in loans receivable	—	(15,796)
Proceeds from real estate disposals	—	754
Proceeds from loans receivable	19,950	1,192
Proceeds from sale of marketable securities	23,050	—
Capital expenditures	(7,963)	(4,295)
Other	(37)	—

Net cash provided by (used in) investing activities	31,681	(30,005)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(32,000)	29,089
Proceeds from debt	14,630	196
Repayment of debt	(331,069)	(7,807)
Payment of deferred financing costs	(314)	(1,113)
Issuance of common stock, net	299,926	—
Cash distribution to common stockholders	(93,738)	(83,881)
Contributions from noncontrolling interest	—	265
Distributions to noncontrolling interest	(349)	(1,989)
Other	458	4,169

Net cash used in financing activities	(142,456)	(61,071)

Net increase in cash and cash equivalents	19,994	24,485
Effect of foreign currency translation on cash and cash equivalents	93	847
Cash and cash equivalents at beginning of period	21,812	107,397

Cash and cash equivalents at end of period	$41,899	$132,729

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$—	$496
Other assets acquired	—	(355)
Other liabilities	—	141
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2011, this portfolio consisted of 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 medical office buildings (“MOBs”) and other properties in 43 states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”), pursuant to long-term management agreements and certain of our MOBs, including those acquired during 2010 in connection with our Lillibridge Healthcare Services, Inc. (“Lillibridge”) acquisition, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan and other investments relating to seniors housing and healthcare companies or properties as of March 31, 2011.
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
NOTE 2 — ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2011 are not necessarily an indication of the results that may be expected for the year ending December 31, 2011. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.
Revenue Recognition
Certain of our leases, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and the majority of our MOB leases, provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $88.1 million and $86.3 million at March 31, 2011 and December 31, 2010, respectively.
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

We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Lease agreements with residents generally have a term of one year and are cancelable by the resident with 30 days’ notice.
Fair Values of Financial Instruments
We use the following methods and assumptions in estimating fair value disclosures for financial instruments.
•	Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported in our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.
•	Loans receivable: The fair value of loans receivable is estimated by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings.
•	Marketable debt securities: The fair value of marketable debt securities is estimated using quoted prices in active markets for similar assets or liabilities that we have the ability to access.
•	Senior notes payable and other debt: The fair value of borrowings is estimated by discounting the future cash flows using current interest rates at which similar borrowings could be made by us.
Recently Adopted Accounting Standards
On January 1, 2011, we adopted Accounting Standards Update (“ASU”) 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations. ASU 2010-29 impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. The guidance specifies that if a public entity presents comparative financial statements, the entity should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in reported pro forma revenues and earnings. This guidance is effective for business combinations consummated in periods beginning after December 15, 2010. The adoption of ASU 2010-29 did not impact our Consolidated Financial Statements.
NOTE 3 — CONCENTRATION OF CREDIT RISK
As of March 31, 2011, based on the gross book value of our properties, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 38.1%, 19.7% and 13.1% of our properties, respectively, and seniors housing communities and skilled nursing facilities constituted approximately 70.4% and 11.7%, respectively, of our portfolio, with hospitals, MOBs and other healthcare assets collectively comprising the remaining 17.9%. As of March 31, 2011, our properties were located in 43 states, the District of Columbia and two Canadian provinces, with properties in only one state (California) accounting for 10% or more of our total revenues for the three months ended March 31, 2011.
Approximately 23.0% and 25.2% of our total revenues and 35.0% and 37.4% of our total net operating income (“NOI,” which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the three months ended March 31, 2011 and 2010, respectively, were derived from our four Kindred Master Leases. Approximately 10.9% and 12.5% of our total revenues and 16.5% and 18.7% of our total NOI (including amounts in discontinued operations) for the three months ended March 31, 2011 and 2010, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

In view of the fact that Kindred and Brookdale Senior Living lease a substantial portion of our triple-net leased properties and each contributes a significant portion of our total revenues and NOI, Kindred’s and Brookdale Senior Living’s financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, and their willingness to renew those leases upon expiration of the terms thereof, significantly impact our results of operations and ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if some or all of those leases are not renewed, we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all.
Sunrise provides comprehensive property management and accounting services with respect to 79 of our seniors housing communities pursuant to long-term management agreements. Each management agreement has a term of 30 years from its effective date, the earliest of which began in 2004. Approximately 41.9% and 44.7% of our total revenues and 21.3% and 20.9% of our total earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and asset impairments and/or valuation allowances (“Adjusted EBITDA”) (including amounts in discontinued operations) for the three months ended March 31, 2011 and 2010, respectively, were attributable to senior living operations managed by Sunrise.
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
NOTE 4 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities, which we acquired in connection with the 2010 Lillibridge acquisition, over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Our joint venture partners have significant participating rights, and, therefore, we are not required to consolidate these entities. Additionally, these entities are not considered variable interest entities as they are viable entities controlled by equity holders with sufficient capital. At March 31, 2011, we owned interests in 58 properties that were accounted for under the equity method. Our net investment in these properties as of March 31, 2011 and December 31, 2010 was $15.0 million and $15.3 million, respectively. For the three months ended March 31, 2011 and 2010, we recorded a loss from unconsolidated entities of $0.2 million and $0, respectively.

NOTE 5 — INTANGIBLES
The following is a summary of our intangibles as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(Dollars in thousands)

Intangible assets:
Above market leases	$13,331	$13,232
In-place leases	125,920	125,452
Other intangibles	41,742	41,680
Accumulated amortization	(104,312)	(100,808)

Net intangible assets	$76,681	$79,556

Remaining weighted average amortization period of lease-related intangible assets in years	17.2	18.5

Intangible liabilities:
Below market leases	$21,755	$22,398
Accumulated amortization	(13,149)	(12,495)

Net intangible liabilities	$8,606	$9,903

Remaining weighted average amortization period of lease-related intangible liabilities in years	6.8	6.9
Lease-related intangible assets are included in net real estate investments on our Consolidated Balance Sheets. Other intangible assets (including goodwill, non-compete agreements and trade names/trademarks) and below market lease intangibles are included in other assets and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

NOTE 6 — SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)

Unsecured revolving credit facilities	$8,000	$40,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
Unsecured term loan due 2013	200,000	200,000
3.125% Senior Notes due 2015	400,000	400,000
6 1/2% Senior Notes due 2016	400,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
Mortgage loans	1,053,118	1,349,521

Total	2,598,551	2,926,954
Unamortized fair value adjustment	9,098	11,790
Unamortized commission fees and discounts	(36,281)	(38,700)

Senior notes payable and other debt	$2,571,368	$2,900,044

As of March 31, 2011, our joint venture partners’ share of total debt was $10.6 million with respect to four of our properties owned through consolidated joint ventures. As of December 31, 2010, our joint venture partners’ share of total debt was $4.8 million with respect to three of our properties owned through consolidated joint ventures. Total debt does not include our portion of debt related to our investments in unconsolidated entities, which was $45.7 million and $45.9 million at March 31, 2011 and December 31, 2010, respectively.
As of March 31, 2011, our indebtedness had the following maturities:

		Unsecured
	Principal Amount	Revolving Credit	Scheduled Periodic
	Due at Maturity	Facilities (1)	Amortization	Total Maturities
	(In thousands)

2011	$230,000	$—	$13,560	$243,560
2012	123,199	8,000	18,706	149,905
2013	350,962	—	18,144	369,106
2014	53,485	—	15,177	68,662
2015	471,103	—	12,281	483,384
Thereafter	1,230,595	—	53,339	1,283,934

Total maturities	$2,459,344	$8,000	$131,207	$2,598,551

(1)	At March 31, 2011, we had $41.9 million of unrestricted cash and cash equivalents for cash available of $33.9 million, net of amounts outstanding on our unsecured revolving credit facilities.
Unsecured Revolving Credit Facilities
As of March 31, 2011, we had $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2011, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also have a 20 basis point facility fee. At March 31, 2011, we had $8.0 million of borrowings outstanding, $3.1 million of outstanding letters of credit and $988.9 million of available borrowing capacity under our unsecured revolving credit facilities.

Mortgages
In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million. As a result, we recognized a loss on extinguishment of debt of $16.5 million for the three months ended March 31, 2011.
NOTE 7 — FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Cash and cash equivalents	$41,899	$41,899	$21,812	$21,812
Loans receivable, net	130,608	134,262	149,263	155,377
Marketable debt securities	43,975	43,975	66,675	66,675
Senior notes payable and other debt, gross	(2,598,551)	(2,773,156)	(2,926,954)	(3,055,435)
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
At March 31, 2011, we held corporate marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $40.4 million and $44.0 million, respectively. At December 31, 2010, our marketable debt securities had an aggregate amortized cost basis and fair value of $61.9 million and $66.7 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. In January and March 2011, we sold certain marketable debt securities and received proceeds of approximately $10.6 million and $12.5 million, respectively. We recognized gains from these sales of approximately $1.8 million in aggregate for the three months ended March 31, 2011.
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
The Sixth Circuit heard oral argument for HCP’s appeal and our cross-appeal on March 10, 2011. We expect that a final decision by the Sixth Circuit will be issued in 2011. We cannot assure you as to the outcome of HCP’s appeal or our cross-appeal or the timing of a decision by the Sixth Circuit.
Litigation Relating to the NHP Acquisition
In the weeks following the announcement of our acquisition of Nationwide Health Properties, Inc. (“NHP”) on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant. The purported stockholder plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of California, Orange County (the “California State Court”); and the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”). All of these actions were brought as putative class actions, and two also purport to assert derivative claims on behalf of NHP. All of these stockholder complaints allege that NHP’s directors breached certain alleged duties to NHP’s stockholders by approving the merger agreement with us, and certain complaints allege that NHP aided and abetted those breaches. Those complaints that name Ventas, Inc. and Needles Acquisition LLC allege that we aided and abetted the purported breaches of certain alleged duties by NHP’s directors. All of the complaints request an injunction of the merger. Certain of the complaints also seek damages.

In the California State Court, the following actions were filed purportedly on behalf of NHP stockholders: on February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc., et al.; on March 3, 2011, a putative class action entitled Barker v. Nationwide Health Properties, Inc., et al.; and on March 3, 2011, a putative class action entitled Davis v. Nationwide Health Properties, Inc., et al., which was subsequently amended on March 11, 2011 under the caption Davids v. Nationwide Health Properties, Inc., et al. Each action names NHP and members of the NHP board of directors as defendants. The Barker and Davids actions also name Ventas, Inc. as a defendant, and the Davids action names Needles Acquisition LLC as a defendant. Each complaint alleges, among other things, that NHP’s directors breached certain alleged duties by approving the merger agreement between us and NHP because the proposed transaction purportedly fails to maximize stockholder value and provides the directors personal benefits not shared by NHP stockholders, and the Barker and Davids actions allege that we aided and abetted those purported breaches. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. On April 4, 2011, the defendants demurred and moved to stay the Palma, Barker, and Davids actions in favor of the parallel litigation in the Maryland State Court described below. The plaintiffs opposed the defendants’ motion to stay on April 29, 2011. On April 27, 2011, all three actions were consolidated pursuant to a Stipulation and Proposed Order on Consolidation of Related Actions signed by the parties on March 22, 2011. On April 29, 2011, the plaintiffs filed a notice of intent to file a consolidated amended complaint on or before May 12, 2011.
In the Maryland State Court, the following actions were filed purportedly on behalf of NHP stockholders: on March 7, 2011, a putative class action entitled Crowley v. Nationwide Health Properties, Inc., et al.; on March 10, 2011, a putative class action entitled Taylor v. Nationwide Health Properties, Inc., et. al.; on March 17, 2011, a putative class action entitled Haughey Family Trust v. Pasquale, et al.; and on March 31, 2011, a putative class action entitled Rappoport v. Pasquale, et al. All four actions name NHP, its directors, Ventas, Inc. and Needles Acquisition LLC as defendants. All four actions allege, among other things, that NHP’s directors breached certain alleged duties by approving the merger agreement between us and NHP because the proposed transaction purportedly fails to maximize stockholder value and provides certain directors personal benefits not shared by NHP stockholders and that we aided and abetted those purported breaches. In addition to asserting direct claims on behalf of a putative class of NHP shareholders, the Haughey and Rappoport actions purport to bring derivative claims on behalf of NHP, asserting breaches of certain alleged duties by NHP’s directors in connection with their approval of the proposed transaction. All four actions seek to enjoin the proposed merger, and the Taylor action seeks damages.
On March 30, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order consolidating the Crowley, Taylor and Haughey actions. The Rappoport action was consolidated with the other actions on April 15, 2011. On April 1, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order: (i) certifying a class of NHP shareholders; and (ii) providing for the plaintiffs to file a consolidated amended complaint. The plaintiffs filed a consolidated amended complaint on April 19, 2011, which the defendants moved to dismiss on April 29, 2011. Plaintiffs moved for expedited discovery on April 19, 2011, and the defendants simultaneously opposed that motion and moved for a protective order staying discovery on April 26, 2011.
We believe that each of these actions is without merit.
Other Litigation
We are party to various other lawsuits, investigations and claims (some of which may not be insured) arising in the normal course of our business, including without limitation in connection with our senior living and MOB operations. It is the opinion of management that, except as otherwise set forth in this Note 8, the disposition of these actions, investigations and claims will not, individually or in the aggregate, have a Material Adverse Effect on us. However, we are unable to predict the ultimate outcome of pending litigation, investigations and claims, and if management’s assessment of our liability with respect to these actions, investigations and claims is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
NOTE 9 — INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three months ended March 31, 2011, their federal income tax liabilities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations segments grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2011 and 2010 was a benefit of $3.2 million and an expense of $0.3 million, respectively. These amounts were adjusted by income tax expense of $0 million and $0.4 million, respectively, related to the noncontrolling interest share of net income. Realization of a deferred tax benefit is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to the TRS entities and in 2020 with respect to our other entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to TRS entities totaled $238.1 million and $241.3 million at March 31, 2011 and December 31, 2010, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2007 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2006 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2004 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
NOTE 10 — STOCKHOLDERS’ EQUITY
In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of March 31, 2011 and December 31, 2010:

	March 31,	December 31,
	2011	2010
	(In thousands)

Foreign currency translation	$25,509	$23,010
Unrealized gain on marketable debt securities	3,537	4,794
Other	(949)	(936)

Total accumulated other comprehensive income	$28,097	$26,868

NOTE 11 — EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands, except per share
	amounts)

Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$48,984	$51,874
Discontinued operations	—	745

Net income attributable to common stockholders	$48,984	$52,619

Denominator:
Denominator for basic earnings per share — weighted average shares	160,420	156,453
Effect of dilutive securities:
Stock options	478	316
Restricted stock awards	68	42
Convertible notes	1,057	156

Denominator for diluted earnings per share — adjusted weighted average shares	162,023	156,967

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.31	$0.34
Discontinued operations	—	0.00

Net income attributable to common stockholders	$0.31	$0.34

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.30	$0.34
Discontinued operations	—	0.00

Net income attributable to common stockholders	$0.30	$0.34

NOTE 12 — SEGMENT INFORMATION
As of March 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, notes receivable and miscellaneous accounts receivable.
With the addition of the Lillibridge businesses and properties in July 2010, we believed the segregation of our MOB operations into its own reportable business segment would be useful in assessing the performance of this portion of our business in the same way that management reviews our performance and makes operating decisions. Prior to the Lillibridge acquisition, we operated through two reportable business segments: triple-net leased properties and senior living operations. Prior year amounts have been restated to reflect the segregation of our MOB operations into a reportable business segment.

We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for gain/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees and non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:
For the three months ended March 31, 2011:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$118,603	$—	$24,236	$—	$142,839
Resident fees and services	—	114,502	—	—	114,502
Medical office building services revenue	—	—	6,957	—	6,957
Income from loans and investments	—	—	—	6,085	6,085
Interest and other income	—	—	—	78	78

Total revenues	$118,603	$114,502	$31,193	$6,163	$270,461

Total revenues	$118,603	$114,502	$31,193	$6,163	$270,461
Less:
Interest and other income	—	—	—	78	78
Property-level operating expenses	—	78,111	8,676	—	86,787
Medical office building services costs	—	—	5,536	—	5,536

Segment NOI	118,603	36,391	16,981	6,085	178,060

Loss from unconsolidated entities	—	—	(170)	—	(170)

Segment profit	$118,603	$36,391	$16,811	$6,085	177,890

Interest and other income					78
Interest expense					(42,558)
Depreciation and amortization					(51,759)
General, administrative and professional fees					(14,832)
Foreign currency loss					(1)
Loss on extinguishment of debt					(16,520)
Merger-related expenses and deal costs					(6,449)
Income tax benefit					3,197

Net income					$49,046

For the three months ended March 31, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$116,333	$—	$12,189	$—	$128,522
Resident fees and services	—	108,486	—	—	108,486
Income from loans and investments	—	—	—	3,617	3,617
Interest and other income	—	—	—	263	263

Total revenues	$116,333	$108,486	$12,189	$3,880	$240,888

Total revenues	$116,333	$108,486	$12,189	$3,880	$240,888
Less:
Interest and other income	—	—	—	263	263
Property-level operating expenses	—	74,677	4,202	—	78,879

Segment NOI	116,333	33,809	7,987	3,617	161,746

Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$116,333	$33,809	$7,987	$3,617	161,746

Interest and other income					263
Interest expense					(44,090)
Depreciation and amortization					(52,314)
General, administrative and professional fees					(10,683)
Foreign currency gain					106
Merger-related expenses and deal costs					(2,319)
Income tax expense					(286)
Discontinued operations					745

Net income					$53,168

Capital expenditures, including investments in real estate property, by reportable business segment are as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Capital expenditures:
Triple-net leased properties	$579	$11,992
Senior living operations	1,965	1,399
MOB operations	5,419	2,764

Total capital expenditures	$7,963	$16,155

Our portfolio of properties and real estate investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)
Revenues:
United States	$247,946	$220,625
Canada	22,515	20,263

Total revenues	$270,461	$240,888

	As of	As of
	March 31,	December 31,
	2011	2010
	(In thousands)
Net real estate property:
United States	$4,815,860	$4,857,510
Canada	427,564	422,009

Total net real estate property	$5,243,424	$5,279,519

NOTE 13 — PENDING ACQUISITIONS
Atria Transaction
In October 2010, we entered into a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria”) for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. As a result of the transaction, we will add to our senior living operating portfolio 118 private pay seniors housing communities located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under long-term management agreements with us. We expect to complete the transaction in the first half of 2011, although we cannot assure you that the transaction will close on such timetable or at all.
NHP Transaction
In February 2011, we entered into a definitive agreement to acquire NHP in a stock-for-stock transaction valued at $7.4 billion. Pursuant to the terms and subject to the conditions set forth in the agreement, at the effective time of the merger, each outstanding share of NHP common stock will be converted into the right to receive 0.7866 shares of our common stock. Upon completion of the transaction, our portfolio will consist of over 1,300 properties in 47 states, the District of Columbia and two Canadian provinces. We expect to complete the transaction in the third quarter of 2011, although we cannot assure you that the transaction will close on such timetable or at all.
NOTE 14 — SUBSEQUENT EVENTS
In April 2011, we received proceeds of $112.4 million in final repayment of a first mortgage loan outstanding. We expect to recognize a gain of approximately $3.3 million in connection with this repayment in the second quarter of 2011.

NOTE 15 — CONDENSED CONSOLIDATING INFORMATION
At the time of initial issuance, we and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of our subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Issuers”) (other than our 3.125% senior notes due 2015). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. In addition, Ventas Realty and the Wholly Owned Subsidiary Guarantors fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. Other subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Wholly Owned Subsidiary Guarantors were not obligated with respect to the senior notes or the convertible notes. On September 30, 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to each series of then outstanding senior notes (other than the 9% senior notes due 2012) of the Issuers and our convertible notes pursuant to the terms of the applicable indentures. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010:
CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$778	$3,205,250	$680,330	$1,502,685	$—	$5,389,043
Cash and cash equivalents	23,205	(4,700)	—	23,394	—	41,899
Escrow deposits and restricted cash	76	17,920	7,906	9,497	—	35,399
Deferred financing costs, net	2,529	1,100	6,547	6,965	—	17,141
Investment in and advances to affiliates	1,413,520	—	1,028,720	—	(2,442,240)	—
Other	52,616	120,084	7,985	29,931	—	210,616

Total assets	$1,492,724	$3,339,654	$1,731,488	$1,572,472	$(2,442,240)	$5,694,098

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$226,865	$229,151	$1,282,287	$833,065	$—	$2,571,368
Intercompany loans	(145,698)	840,239	(694,645)	104	—	—
Accrued interest	(113)	794	30,050	3,812	—	34,543
Accounts payable and other liabilities	40,226	139,530	17,859	5,979	—	203,594
Deferred income taxes	238,146	—	—	—	—	238,146

Total liabilities	359,426	1,209,714	635,551	842,960	—	3,047,651
Total equity	1,133,298	2,129,940	1,095,937	729,512	(2,442,240)	2,646,447

Total liabilities and equity	$1,492,724	$3,339,654	$1,731,488	$1,572,472	$(2,442,240)	$5,694,098

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$937	$3,244,243	$688,158	$1,510,776	$—	$5,444,114
Cash and cash equivalents	1,083	8,263	—	12,466	—	21,812
Escrow deposits and restricted cash	76	19,786	9,169	9,909	—	38,940
Deferred financing costs, net	2,691	1,961	7,961	6,920	—	19,533
Investment in and advances to affiliates	1,414,170	—	1,028,721	—	(2,442,891)	—
Other	75,794	119,773	8,057	29,998	—	233,622

Total assets	$1,494,751	$3,394,026	$1,742,066	$1,570,069	$(2,442,891)	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$225,644	$539,564	$1,301,089	$833,747	$—	$2,900,044
Intercompany loans	(144,897)	579,209	(434,454)	142	—	—
Accrued interest	(113)	2,704	12,852	3,853	—	19,296
Accounts payable and other liabilities	41,355	103,444	15,712	46,632	—	207,143
Deferred income taxes	241,333	—	—	—	—	241,333

Total liabilities	363,322	1,224,921	895,199	884,374	—	3,367,816
Total equity	1,131,429	2,169,105	846,867	685,695	(2,442,891)	2,390,205

Total liabilities and equity	$1,494,751	$3,394,026	$1,742,066	$1,570,069	$(2,442,891)	$5,758,021

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$607	$54,952	$69,969	$17,311	$—	$142,839
Resident fees and services	—	66,686	—	47,816	—	114,502
Medical office building services revenues	—	6,957	—	—	—	6,957
Income from loans and investments	3,016	1,636	1,433	—	—	6,085
Equity earnings in affiliates	50,443	418	—	—	(50,861)	—
Interest and other income	51	5	21	1	—	78

Total revenues	54,117	130,654	71,423	65,128	(50,861)	270,461

Expenses:
Interest	1,484	6,266	22,452	12,356	—	42,558
Depreciation and amortization	420	28,398	9,069	13,872	—	51,759
Property-level operating expenses	—	50,019	144	36,624	—	86,787
Medical office building services costs	—	5,536	—	—	—	5,536
General, administrative and professional fees	(1,033)	8,417	6,140	1,308	—	14,832
Foreign currency (gain) loss	(10)	12	—	(1)	—	1
Loss on extinguishment of debt	—	16,520	—	—	—	16,520
Merger-related expenses and deal costs	5,813	636	—	—	—	6,449
Intercompany interest	(1,672)	10,031	(8,359)	—	—	—

Total expenses	5,002	125,835	29,446	64,159	—	224,442

Income from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	49,115	4,819	41,977	969	(50,861)	46,019
Loss from unconsolidated entities	—	—	(170)	—	—	(170)
Income tax (expense) benefit	(131)	3,328	—	—	—	3,197

Net income	48,984	8,147	41,807	969	(50,861)	49,046
Net income attributable to noncontrolling interest, net of tax	—	—	—	62	—	62

Net income attributable to common stockholders	$48,984	$8,147	$41,807	$907	$(50,861)	$48,984

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$593	$44,357	$69,263	$14,309	$—	$128,522
Resident fees and services	—	62,302	—	46,184	—	108,486
Income from loans and investments	1,430	412	1,775	—	—	3,617
Equity earnings in affiliates	54,131	432	—	—	(54,563)	—
Interest and other income	207	27	21	8	—	263

Total revenues	56,361	107,530	71,059	60,501	(54,563)	240,888

Expenses:
Interest	1,236	10,655	20,594	11,605	—	44,090
Depreciation and amortization	391	28,381	9,653	13,889	—	52,314
Property-level operating expenses	(2)	43,775	129	34,977	—	78,879
General, administrative and professional fees	(13)	4,537	5,108	1,051	—	10,683
Foreign currency (gain) loss	(140)	34	—	—	—	(106)
Merger-related expenses and deal costs	2,269	50	—	—	—	2,319
Intercompany interest	(1,170)	8,306	(7,136)	—	—	—

Total expenses	2,571	95,738	28,348	61,522	—	188,179

Income (loss) before income taxes, discontinued operations and noncontrolling interest	53,790	11,792	42,711	(1,021)	(54,563)	52,709
Income tax (expense) benefit	(1,011)	725	—	—	—	(286)

Income (loss) from continuing operations	52,779	12,517	42,711	(1,021)	(54,563)	52,423
Discontinued operations	(160)	381	524	—	—	745

Net income (loss)	52,619	12,898	43,235	(1,021)	(54,563)	53,168
Net income attributable to noncontrolling interest, net of tax	—	—	—	549	—	549

Net income (loss) attributable to common stockholders	$52,619	$12,898	$43,235	$(1,570)	$(54,563)	$52,619

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(3,036)	$45,924	$73,068	$14,813	$—	$130,769

Net cash provided by (used in) investing activities	19,880	16,466	(143)	(4,522)	—	31,681

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	(32,000)	—	—	(32,000)
Proceeds from debt	—	—	—	14,630	—	14,630
Repayment of debt	—	(327,947)	—	(3,122)	—	(331,069)
Net change in intercompany debt	(801)	256,817	(260,191)	4,175	—	—
Payment of deferred financing costs	—	(1)	—	(313)	—	(314)
Issuance of common stock, net	299,926	—	—	—	—	299,926
Cash distribution (to) from affiliates	(200,567)	(4,222)	219,173	(14,384)	—	—
Cash distribution to common stockholders	(93,738)	—	—	—	—	(93,738)
Distributions to noncontrolling interest	—	—	—	(349)	—	(349)
Other	458	—	—	—	—	458

Net cash provided by (used in) financing activities	5,278	(75,353)	(73,018)	637	—	(142,456)

Net increase (decrease) in cash and cash equivalents	22,122	(12,963)	(93)	10,928	—	19,994
Effect of foreign currency translation on cash and cash equivalents	—	—	93	—	—	93
Cash and cash equivalents at beginning of period	1,083	8,263	—	12,466	—	21,812

Cash and cash equivalents at end of period	$23,205	$(4,700)	$—	$23,394	$—	$41,899

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(5,802)	$35,342	$69,458	$16,563	$—	$115,561

Net cash provided by (used in) investing activities	—	2,267	120	(32,392)	—	(30,005)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	29,089	—	—	—	29,089
Proceeds from debt	—	—	—	196	—	196
Repayment of debt	—	(4,852)	—	(2,955)	—	(7,807)
Net change in intercompany debt	403,337	(149,180)	(1,946)	(252,211)	—	—
Payment of deferred financing costs	—	(8)	(1,105)	—	—	(1,113)
Cash distribution (to) from affiliates	(242,153)	119,459	(150,260)	272,954	—	—
Cash distribution to common stockholders	(83,881)	—	—	—	—	(83,881)
Contributions from noncontrolling interest	—	—	—	265	—	265
Distributions to noncontrolling interest	—	—	—	(1,989)	—	(1,989)
Other	4,169	—	—	—	—	4,169

Net cash provided by (used in) financing activities	81,472	(5,492)	(153,311)	16,260	—	(61,071)

Net increase (decrease) in cash and cash equivalents	75,670	32,117	(83,733)	431	—	24,485
Effect of foreign currency translation on cash and cash equivalents	—	733	847	(733)	—	847
Cash and cash equivalents at beginning of period	—	7,790	82,886	16,721	—	107,397

Cash and cash equivalents at end of period	$75,670	$40,640	$—	$16,419	$—	$132,729

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;
•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;
•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including our pending transactions with Atria Senior Living Group, Inc. (together with its affiliates, “Atria”) and Nationwide Health Properties, Inc. (“NHP”) and those in different asset types and outside the United States;
•	The nature and extent of future competition;
•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;
•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;
•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;
•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;
•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;
•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;
•	Final determination of our taxable net income for the year ended December 31, 2010 and for the year ending December 31, 2011;

•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;
•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;
•	The movement of U.S. and Canadian exchange rates;
•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;
•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;
•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;
•	Risks associated with our medical office building (“MOB”) portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fixed fee-for-service projects and to retain key personnel;
•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;
•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;
•	Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;
•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and
•	The impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants, operators and managers.
Many of these factors are beyond our control and the control of our management.
Kindred, Brookdale Senior Living and Sunrise Information
Each of Kindred, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, with the SEC or other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred’s, Brookdale Senior Living’s or Sunrise’s public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate. Kindred’s, Brookdale Senior Living’s and Sunrise’s filings with the SEC can be found at the SEC’s website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s, Brookdale Senior Living’s and Sunrise’s publicly available filings from the SEC.

Company Overview
We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of March 31, 2011, this portfolio consisted of 602 assets: 240 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 MOBs and other properties in 43 states, the District of Columbia and two Canadian provinces. With the exception of our seniors housing communities that are managed by independent third parties, such as Sunrise, pursuant to long-term management agreements and certain of our MOBs, including those acquired in connection with our Lillibridge Healthcare Services, Inc. (“Lillibridge”) acquisition, we lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. We also had real estate loan and other investments relating to seniors housing and healthcare companies or properties as of March 31, 2011.
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
Access to external capital is critical to the success of our strategy as it impacts our ability to repay maturing indebtedness and make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed rate financing. At March 31, 2011, only 4.8% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2011 Highlights
•	Our Board of Directors declared the first quarterly installment of our 2011 dividend in the amount of $0.575 per share, which represents a 7.4% increase over our 2010 quarterly dividend. The first quarterly installment of the 2011 dividend was paid on March 31, 2011 to stockholders of record on March 11, 2011.
•	In February 2011, we entered into a definitive agreement to acquire NHP in a stock-for-stock transaction valued at $7.4 billion. Pursuant to the terms and subject to the conditions set forth in the agreement, at the effective time of the merger, each outstanding share of NHP common stock will be converted into the right to receive 0.7866 shares of our common stock. Upon completion of the transaction, our portfolio will consist of over 1,300 properties in 47 states, the District of Columbia and two Canadian provinces. We expect to complete the transaction in the third quarter of 2011, although we cannot assure you that the transaction will close on such timetable or at all.
•	In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.
•	In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million. As a result, we recognized a loss on extinguishment of debt of $16.5 million during the three months ended March 31, 2011.
•	In October 2010, we entered into a definitive agreement to acquire substantially all of the real estate assets of privately-owned Atria for a total purchase price of $3.1 billion, comprised of $1.35 billion of our common stock (a fixed 24.96 million shares), $150 million in cash and the assumption or repayment of $1.6 billion of net debt. As a result of the transaction, we will add to our senior living operating portfolio 118 private pay seniors housing communities located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, Atria will spin off its management company, which will continue to operate the acquired assets under long-term management agreements with us. We expect to complete the transaction in the first half of 2011, although we cannot assure you that the transaction will close on such timetable or at all.

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

	March 31, 2011	December 31, 2010

Investment mix by type[1]:
Seniors housing communities	70.4%	70.2%
Skilled nursing facilities	11.7%	11.7%
MOBs	10.9%	10.8%
Hospitals	5.0%	5.0%
Loans receivable, net	1.9%	2.2%
Other properties	0.1%	0.1%

Investment mix by tenant, operator and manager[1]:
Sunrise	38.1%	37.9%
Kindred	13.1%	13.1%
Brookdale Senior Living	19.7%	19.7%

[1]	Ratios are based on the gross book value of real estate investments as of each reporting date.

	For the Three Months Ended March 31,
	2011	2010

Tenant, operator and manager operations mix:
Revenues[1]:
Sunrise	41.9%	44.7%
Kindred	23.0%	25.2%
Brookdale Senior Living	10.9%	12.5%
All others	19.4%	16.0%

Adjusted EBITDA[2]:
Sunrise	21.3%	20.9%
Kindred	33.9%	36.3%
Brookdale Senior Living	16.0%	18.1%
All others	28.8%	24.7%

NOI[3]:
Sunrise	20.4%	20.8%
Kindred	35.0%	37.4%
Brookdale Senior Living	16.5%	18.7%
All others	28.1%	23.1%

Geographic operations mix[4]:
California	11.6%	12.5%
Illinois	9.9%	10.5%
Ontario	5.9%	5.9%
Pennsylvania	5.5%	5.6%
New Jersey	4.8%	5.0%
All others	57.5%	58.9%

[1]	Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

[2]	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and/or valuation allowances (including amounts in discontinued operations).

[3]	“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations).

[4]	Ratios are based on total revenues for each period presented. Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold as of the reporting date are excluded from this presentation.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On April 19, 2011, the Centers for Medicare & Medicaid Services (“CMS”) issued its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the proposed rule, the LTAC PPS standard federal payment rate would increase by 1.5% in fiscal year 2012, reflecting a 2.8% increase in the market basket index, less a 1.2% productivity adjustment and an additional 0.1% negative adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). As a result, CMS estimates that net payments to long-term acute care hospitals under the proposed rule would increase by approximately $95 million, or 1.9%, in fiscal year 2012 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments and other changes.
This rule is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS until June 20, 2011. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals. We cannot assure you that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).
Medicare Reimbursement: Skilled Nursing Facilities
On April 28, 2011, CMS issued its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Included in the proposed rule are two possible rate changes: 1) under the first option, the SNF PPS standard federal payment rate would increase by 1.5% in fiscal year 2012, reflecting a 2.7% increase in the market basket index, less the 1.2% productivity adjustment mandated by the Affordable Care Act; 2) under the second option, CMS would apply a negative 12.6% “parity adjustment recalibration” to account for estimated overpayments under the RUG-IV classification model, resulting in a net 11.3% decrease in the SNF PPS standard federal payment rate for fiscal year 2012. The proposed rule would also require group therapy to be treated in the same manner as concurrent therapy (i.e., allocating therapy minutes among the group’s patients, rather than count the same minutes for each patient), which may additionally affect net payments to skilled nursing facilities.
This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 27, 2011, and the final rule will be issued by August 1, 2011. We are currently analyzing the financial implications of this proposed rule on the operators of our skilled nursing facilities. We cannot assure you that the final rule issued by CMS or other future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, a different accounting treatment may have been applied, resulting in a different presentation of our financial statements. We periodically re-evaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. The critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q are described in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.
Results of Operations
As of March 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, notes receivable and miscellaneous accounts receivable.
With the addition of the Lillibridge businesses and properties in July 2010, we believed the segregation of our MOB operations into its own reportable business segment would be useful in assessing the performance of this portion of our business in the same way that management reviews our performance and makes operating decisions. Prior to the acquisition, we operated through two reportable business segments: triple-net leased properties and senior living operations.

Three Months Ended March 31, 2011 and 2010
The table below shows our results of operations for the three months ended March 31, 2011 and 2010 and the dollar and percentage changes in those results from period to period.

	For the Three Months
	Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$118,603	$116,333	$2,270	2.0%
Senior Living Operations	36,391	33,809	2,582	7.6
MOB Operations	16,981	7,987	8,994	>100
All Other	6,085	3,617	2,468	68.2

Total segment NOI	178,060	161,746	16,314	10.1

Interest and other income	78	263	(185)	70.3
Interest expense	(42,558)	(44,090)	1,532	3.5
Depreciation and amortization	(51,759)	(52,314)	555	1.1
General, administrative and professional fees	(14,832)	(10,683)	(4,149)	38.8
Foreign currency (loss) gain	(1)	106	(107)	>100
Loss on extinguishment of debt	(16,520)	—	(16,520)	nm
Merger-related expenses and deal costs	(6,449)	(2,319)	(4,130)	>100

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	46,019	52,709	(6,690)	12.7
Loss from unconsolidated entities	(170)	—	(170)	nm
Income tax benefit (expense)	3,197	(286)	3,483	>100

Income from continuing operations	49,046	52,423	(3,377)	6.4
Discontinued operations	—	745	(745)	nm

Net income	49,046	53,168	(4,122)	7.8
Net income attributable to noncontrolling interest, net of tax	62	549	(487)	88.7

Net income attributable to common stockholders	$48,984	$52,619	$(3,635)	6.9%

nm — not meaningful
Segment NOI — Triple-Net Leased Properties
NOI for our triple-net leased properties segment consists solely of rental income earned from these assets. We incur no direct operating expenses for this segment.
The increase in our triple-net leased properties segment NOI for the three months ended March 31, 2011 over the same period in 2010 primarily reflects $1.6 million of additional rent resulting from the annual escalators in the rent paid under our four master lease agreements with Kindred (the “Kindred Master Leases”) effective May 1, 2010, $0.3 million in additional rent from a seniors housing community we acquired in 2010 and various escalations in the rent paid on our other existing triple-net leased properties.

Revenues related to our triple-net leased properties segment consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Therefore, while occupancy information is relevant to the operations of our tenants, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties. Average occupancy rates related to triple-net leased properties we owned at March 31, 2011, for the fourth quarter of 2010, which is the most recent information available to us from our tenants, are shown below.

		Average Occupancy
	Number of	For the Three Months
	Properties at	Ended December 31,
	March 31, 2011	2010
Properties:
Skilled Nursing Facilities	187	87.5%
Seniors Housing Properties	158	90.4%
Hospitals	40	55.8%
Segment NOI — Senior Living Operations
A summary of our senior living operations segment NOI is as follows:

	For the Three Months
	Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — Senior Living Operations:
Total revenues	$114,502	$108,486	$6,016	5.5%
Less:
Property-level operating expenses	78,111	74,677	3,434	4.6

Segment NOI	$36,391	$33,809	$2,582	7.6%

Revenues related to our senior living operations segment are resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in senior living operations segment revenues for the three months ended March 31, 2011 over the same period in 2010 is attributed primarily to an increase in occupancy, an increase in average daily rates, a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $1.2 million in 2011, and $0.9 million of additional revenues from two seniors housing communities added to our portfolio in 2010. Average resident occupancy rates related to our senior living operations segment during the three months ended March 31, 2011 and 2010 were as follows:

	Number of Communities		Average Resident Occupancy
	at March 31,		For the Three Months Ended March 31,
	2011	2010	2011	2010
Stabilized Communities	81	79	89.7%	88.5%
Lease-Up Communities	1	1	59.6%	85.1%

Total	82	80	89.2%	88.4%

Same-Store Stabilized Communities	79	79	89.5%	88.5%
Property-level operating expenses related to our senior living operations segment include labor, food, utility, marketing, management and other property operating costs. Property-level operating expenses increased for the three months ended March 31, 2011 over the same period in 2010 primarily due to an increase in occupancy, a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $0.8 million in 2011, and $0.8 million of additional expenses from two seniors housing communities added to our portfolio in 2010, partially offset by a decrease of $1.4 million in management fees.

Segment NOI — MOB Operations
A summary of our MOB operations segment NOI is as follows:

	For the Three Months
	Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — MOB Operations:
Rental income	$24,236	$12,189	$12,047	98.8%
Medical office building services revenue	6,957	—	6,957	nm

Total revenues	31,193	12,189	19,004	>100
Less:
Property-level operating expenses	8,676	4,202	4,474	>100
Medical office building services costs	5,536	—	5,536	nm

Segment NOI	$16,981	$7,987	$8,994	>100%

nm — not meaningful
MOB operations segment revenues and property-level operating expenses both increased for the three months ended March 31, 2011 over the same period in 2010 primarily due to the additional MOBs we acquired during 2010 as part of the Lillibridge acquisition. Occupancy rates related to our MOB operations segment at March 31, 2011 and 2010 were as follows:

	Number of Properties
	at March 31,		Occupancy at March 31,
	2011	2010	2011	2010
Stabilized MOBs	63	22	94.2%	95.2%
Non-Stabilized MOBs	6	4	74.2%	76.0%

Total	69	26	91.0%	89.6%

Same-Store Stabilized MOBs	22	22	93.7%	95.2%
Medical office building services revenue and costs are a direct result of the Lillibridge businesses that we acquired in July 2010.
Segment NOI — All Other
All other NOI for the three months ended March 31, 2011 and 2010 consists solely of income from loans and investments. Income from loans and investments increased for the three months ended March 31, 2011 over the same period in 2010 due primarily to gains recorded related to the sale of marketable debt securities and prepayment premiums recognized in connection with a loan repayment.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0 million and $0.4 million for the three months ended March 31, 2011 and 2010, respectively, decreased $1.9 million for the first quarter of 2011 over the same period in 2010. This difference is due primarily to a $3.4 million decrease in interest from lower effective interest rates, partially offset by a $1.3 million increase in interest from higher loan balances. Our effective interest rate was 6.0% for the three months ended March 31, 2011, compared to 6.6% for the same period in 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.1 million for the three months ended March 31, 2011, compared to the same period in 2010.

General, Administrative and Professional Fees
General, administrative and professional fees increased $4.1 million for the three months ended March 31, 2011 over the same period in 2010 due primarily to our enterprise growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the three months ended March 31, 2011 relates to our early repayment of $307.2 million principal amount of existing mortgage debt. No similar transactions occurred during the three months ended March 31, 2010.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP, Inc. (“HCP”) and subsequent cross-appeals arising out of our Sunrise Senior Living REIT acquisition, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These deal costs include certain fees and expenses incurred in connection with our Lillibridge acquisition and other deal costs for unconsummated transactions, including our pending Atria and NHP acquisitions.
Loss From Unconsolidated Entities
Loss from unconsolidated entities for the three months ended March 31, 2011 relates to our noncontrolling interests in joint ventures we acquired as part of the Lillibridge acquisition. Our ownership interests in these joint ventures, which comprise 58 MOBs, range between 5% and 20%.
Income Tax Expense/Benefit
Income tax benefit for the three months ended March 31, 2011 was due primarily to the loss on extinguishment of debt incurred during the same period. No similar losses were incurred during the three months ended March 31, 2010.
Discontinued Operations
We had no assets classified as discontinued operations for the three months ended March 31, 2011. Discontinued operations for the three months ended March 31, 2010 includes the operations of seven assets sold during that period.
Net Income Attributable to Noncontrolling Interest, Net of Tax
Net income attributable to noncontrolling interest, net of tax, for the three months ended March 31, 2011 primarily represents our partners’ joint venture interests in six MOBs. Net income attributable to noncontrolling interest, net of tax for the three months ended March 31, 2010 primarily represents Sunrise’s share of net income from its ownership interests in 60 of our seniors housing communities, which we acquired during 2010.
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
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries, if any, relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early debt retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the reversal or incurrence of contingent liabilities; (g) gains and losses for non-operational foreign currency hedge agreements; and (h) one-time expenses in connection with the Kindred rent reset process.

Our FFO and normalized FFO for the three months ended March 31, 2011 and 2010 are summarized in the following table. The decrease in our FFO for the three months ended March 31, 2011 over the same period in 2010 is primarily the result of our $16.5 million loss on extinguishment of debt recognized in 2011 and higher merger-related expenses and deal costs, which were substantially offset by higher NOI, an income tax benefit and lower interest expense.

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)

Net income attributable to common stockholders	$48,984	$52,619
Adjustments:
Real estate depreciation and amortization	51,173	52,085
Real estate depreciation related to noncontrolling interest	(204)	(1,726)
Real estate depreciation related to unconsolidated entities	1,035	—
Discontinued operations:
Gain on sale of real estate assets	—	(184)
Depreciation on real estate assets	—	223

FFO.	100,988	103,017
Adjustments:
Income tax benefit	(3,197)	(133)
Loss on extinguishment of debt	16,520	—
Merger-related expenses and deal costs	6,449	2,319
Amortization of other intangibles	256	—

Normalized FFO	$121,016	$105,203

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding merger-related expenses and deal costs, gains and losses on real estate disposals and/or valuation allowances (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)

Net income	$49,046	$53,168
Adjustments:
Interest	42,558	44,459
Loss on extinguishment of debt	16,520	—
Taxes (including amounts in general, administrative and professional fees)	(2,929)	536
Depreciation and amortization	51,759	52,537
Non-cash stock-based compensation expense	4,016	3,032
Merger-related expenses and deal costs	6,449	2,319
Gain on sale of real estate assets	—	(184)

Adjusted EBITDA	$167,419	$155,867

NOI
We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,
	2011	2010
	(In thousands)

Total revenues	$270,461	$240,888
Less:
Interest and other income	78	263
Property-level operating expenses	86,787	78,879
Medical office building services costs	5,536	—

NOI (excluding amounts in discontinued operations)	178,060	161,746
Discontinued operations	—	1,153

NOI (including amounts in discontinued operations)	$178,060	$162,899

Liquidity and Capital Resources
During the three months ended March 31, 2011, our principal sources of liquidity were proceeds from the issuance of equity securities, cash flows from operations, proceeds from our loans receivable and marketable securities portfolios and cash on hand. For the remainder of 2011, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our convertible notes due November 15, 2011; (iv) fund capital expenditures for our senior living operations and MOB operations segments; (v) fund acquisitions, investments and/or commitments, including our pending transactions with Atria and NHP and any development activities; and (vi) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We expect to fund the Atria transaction, including deal costs, through the issuance of approximately 25 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and assumed mortgage financing. We intend to fund the NHP transaction, including deal costs, through the issuance of approximately 103 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of debt. We believe that our other liquidity needs will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuance of equity securities, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make a significant amount of additional acquisitions and investments, we may be required to obtain funding from additional borrowings, assume debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities.
As of March 31, 2011, we had a total of $41.9 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. At March 31, 2011, we also had escrow deposits and restricted cash of $35.4 million and $988.9 million of unused borrowing capacity available under our unsecured revolving credit facilities.
Unsecured Revolving Credit Facilities
At March 31, 2011, we had $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At March 31, 2011, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also have a 20 basis point facility fee.
Mortgages
In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million. As a result, we recognized a loss on extinguishment of debt of $16.5 million for the three months ended March 31, 2011.
Equity Offerings
In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.

Cash Flows
The following is a summary of our sources and uses of cash flows for the three months ended March 31, 2011 and 2010:

	For the Three Months
	Ended March 31,		Change
	2011	2010	$	%
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$21,812	$107,397	$(85,585)	79.7%
Net cash provided by operating activities	130,769	115,561	15,208	13.2
Net cash provided by (used in) investing activities	31,681	(30,005)	61,686	>100
Net cash used in financing activities	(142,456)	(61,071)	(81,385)	>100
Effect of foreign currency translation on cash and cash equivalents	93	847	(754)	89.0

Cash and cash equivalents at end of period	$41,899	$132,729	$(90,830)	68.4%

Cash Flows from Operating Activities
Cash flows from operating activities increased during the three months ended March 31, 2011 over the same period in 2010 primarily due to Adjusted EBITDA growth, primarily as a result of higher NOI.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2011 and 2010 consisted primarily of our investments in real estate ($11.9 million in 2010), purchase of noncontrolling interests ($3.3 million in 2011), investments in loans receivable ($15.8 million in 2010) and capital expenditures ($8.0 million and $4.3 million in 2011 and 2010, respectively). These uses were offset by proceeds from real estate disposals ($0.8 million in 2010), proceeds from loans receivable ($20.0 million and $1.2 million in 2011 and 2010, respectively) and proceeds from the sale of marketable securities ($23.1 million in 2011).
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2011 consisted primarily of $331.1 million of debt repayments, $93.7 million of cash dividend payments to common stockholders and $32.0 million of net payments made on our unsecured revolving credit facilities. These uses were partially offset by $14.6 million of proceeds from the issuance of debt and $299.9 million of net proceeds from the issuance of common stock.
Cash used in financing activities during the three months ended March 31, 2010 consisted primarily of $7.8 million of debt repayments, $83.9 million of cash dividend payments to common stockholders, $2.0 million of distributions to noncontrolling interests and $1.1 million of payments for deferred financing costs. These uses were partially offset by $29.1 million of net borrowings on our unsecured revolving credit facilities.
Capital Expenditures
Our tenants generally bear the responsibility of maintaining and improving our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our senior living and MOB operations segments, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

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
Interest rate fluctuations generally do not affect our fixed rate debt obligations until they mature. However, changes in interest rates affect the fair value of our fixed rate debt. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by the additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of March 31, 2011 and December 31, 2010:

	As of	As of
	March 31, 2011	December 31, 2010
	(In thousands)

Gross book value	$2,472,692	$2,771,696
Fair value (1)	2,626,274	2,900,143
Fair value reflecting change in interest rates: (1)
-100 BPS	2,733,345	3,008,630
+100 BPS	2,526,028	2,794,140

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and certain mortgage payoffs made during the three months ended March 31, 2011.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of	As of	As of
	March 31,	December 31,	March 31,
	2011	2010	2010
	(Dollars in thousands)

Balance:
Fixed rate:
Senior notes and other	$1,537,433	$1,537,433	$1,153,131
Mortgage loans	935,259	1,234,263	1,319,835
Variable rate:
Unsecured revolving credit facilities	8,000	40,000	38,204
Mortgage loans	117,859	115,258	217,169

Total	$2,598,551	$2,926,954	$2,728,339

Percent of total debt:
Fixed rate:
Senior notes	59.2%	52.5%	42.2%
Mortgage loans and other	36.0%	42.2%	48.4%
Variable rate:
Unsecured revolving credit facilities	0.3%	1.4%	1.4%
Mortgage loans	4.5%	3.9%	8.0%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.1%	5.1%	6.3%
Mortgage loans	6.1%	6.2%	6.3%
Variable rate:
Unsecured revolving credit facilities	3.0%	3.1%	3.2%
Mortgage loans	1.6%	1.5%	1.7%
Total	5.3%	5.4%	1.9%
The decrease in our outstanding variable rate debt from December 31, 2010 is primarily attributable to payments made on our revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2011, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in the outstanding balance as of March 31, 2011, interest expense for 2011 would increase by approximately $1.0 million, or $0.01 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of March 31, 2011 and December 31, 2010, the fair value of our marketable debt securities held at March 31, 2011, which had an original cost of $37.8 million, was $44.0 million and $43.4 million, respectively. In January and March 2011, we sold marketable debt securities and received proceeds of approximately $10.6 million and $12.5 million, respectively. As of March 31, 2011, the fair value of our loans receivable was $134.3 million and was based on our estimates of currently prevailing rates for comparable loans.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our senior living operations in Canada. Based on results for the three months ended March 31, 2011, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our results from operations would decrease or increase, as applicable, by less than $0.1 million for the three-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2011, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the first quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS
The information contained in “Note 8—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 1A.	RISK FACTORS
The proposed acquisition of NHP presents certain risks to our business and operations.
In February 2011, we entered into a definitive agreement to acquire NHP in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement, at the effective time of the merger, each outstanding share of NHP common stock will be converted into the right to receive 0.7866 shares of our common stock. We expect to complete the transaction in the third quarter of 2011, although we cannot assure you that the transaction will close on such timetable or at all.
Prior to closing, the merger may present certain risks to our business and operations, including, among other things, that:
•	if the merger does not occur, we may incur payment obligations to NHP;
•	failure to complete the merger could negatively impact our stock price and our future business and financial results;
•	we expect to incur substantial expenses related to the merger; and
•	the pendency of the merger could adversely affect our business and operations.
In addition, certain risks may continue to exist after the closing of the merger, including, among other things, that;
•	we may be unable to successfully integrate our business and NHP’s business and realize the anticipated benefits of the merger or do so within the anticipated timeframe;
•	our future results will suffer if we do not effectively manage our expanded operations;
•	the merger will result in changes to our board of directors;
•	we may be unable to retain key employees;
•	the market price of our common stock may decline; and
•	we cannot assure you that we will be able to continue paying dividends at the current rate.
These risks, and additional risks associated with the merger, are described in more detail under the heading “Risk Factors” in the joint proxy statement/prospectus contained in our Registration Statement on Form S-4, which was filed with the SEC on April 11, 2011.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USES OF PROCEEDS
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2011:

	Number of Shares	Average Price
	Repurchased (1)	Per Share

January 1 through January 31	58,852	$53.52
February 1 through February 28	7,273	$57.19
March 1 through March 31	700	$51.35

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or the exercise of options granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document	Location of Document

10.1	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.2	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: May 6, 2011

Ventas, Inc.
By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document

10.1	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.2	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.