Form 10-Q
period 2011-06-30
VENTAS INC
filed 2011-08-05
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 1, 2011:

Common Stock, $0.25 par value	287,919,941

VENTAS, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010	3

Consolidated Statements of Income for the Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Equity for the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010	5

Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3. Quantitative and Qualitative Disclosures About Market Risk	62

Item 4. Controls and Procedures	64

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	65

Item 1A. Risk Factors	65

Item 6. Exhibits	68

Exhibit 3.1
Exhibit 3.2
Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land	$854,055	$559,072
Buildings and improvements	8,969,465	6,035,295
Construction in progress	41,240	6,519
Acquired lease intangibles	317,850	146,813

	10,182,610	6,747,699
Accumulated depreciation and amortization	(1,601,662)	(1,468,180)

Net real estate property	8,580,948	5,279,519
Loans receivable, net	634,472	149,263
Investments in unconsolidated entities	14,765	15,332

Net real estate investments	9,230,185	5,444,114

Cash and cash equivalents	26,702	21,812
Escrow deposits and restricted cash	64,261	38,940
Deferred financing costs, net	16,129	19,533
Other assets	296,756	233,622

Total assets	$9,634,033	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$5,007,080	$2,900,044
Accrued interest	26,558	19,296
Accounts payable and other liabilities	401,151	207,143
Deferred income taxes	279,668	241,333

Total liabilities	5,714,457	3,367,816

Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 300,000 shares authorized; 188,106 and 157,279 shares issued at June 30, 2011 and December 31, 2010, respectively	47,063	39,391
Capital in excess of par value	4,254,137	2,576,843
Accumulated other comprehensive income	28,212	26,868
Retained earnings (deficit)	(412,694)	(255,628)
Treasury stock, 0 and 14 shares at June 30, 2011 and December 31, 2010, respectively	—	(748)

Total Ventas stockholders’ equity	3,916,718	2,386,726
Noncontrolling interest	2,858	3,479

Total equity	3,919,576	2,390,205

Total liabilities and equity	$9,634,033	$5,758,021

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Revenues:
Rental income:
Triple-net leased	$120,129	$117,386	$238,732	$233,719
Medical office buildings	23,758	12,240	47,994	24,429

	143,887	129,626	286,726	258,148
Resident fees and services	202,482	109,867	316,984	218,353
Medical office building services revenue	9,822	—	16,779	—
Income from loans and investments	8,391	3,705	14,476	7,322
Interest and other income	78	122	156	385

Total revenues	364,660	243,320	635,121	484,208

Expenses:
Interest	53,732	43,840	96,290	87,930
Depreciation and amortization	80,755	50,040	132,514	102,354
Property-level operating expenses:
Senior living	136,739	71,059	214,850	145,736
Medical office buildings	8,278	4,124	16,954	8,326

	145,017	75,183	231,804	154,062
Medical office building services costs	7,954	—	13,490	—
General, administrative and professional fees (including non-cash stock-based compensation expense of $4,352 and $3,057 for the three months ended 2011 and 2010, respectively, and $8,368 and $6,089 for the six months ended 2011 and 2010, respectively)	15,554	9,858	30,386	20,541
Loss on extinguishment of debt	6	6,549	16,526	6,549
Merger-related expenses and deal costs	55,807	4,207	62,256	6,526
Other	(7,773)	121	(7,772)	15

Total expenses	351,052	189,798	575,494	377,977

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	13,608	53,522	59,627	106,231
Loss from unconsolidated entities	(83)	—	(253)	—
Income tax benefit (expense)	6,209	(409)	9,406	(695)

Income from continuing operations	19,734	53,113	68,780	105,536
Discontinued operations	—	5,852	—	6,597

Net income	19,734	58,965	68,780	112,133
Net income attributable to noncontrolling interest (net of tax of $0 and $559 for the three months ended 2011 and 2010, respectively, and $0 and $978 for the six months ended 2011 and 2010, respectively)	58	898	120	1,447

Net income attributable to common stockholders	$19,676	$58,067	$68,660	$110,686

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.11	$0.33	$0.41	$0.67
Discontinued operations	—	0.04	—	0.04

Net income attributable to common stockholders	$0.11	$0.37	$0.41	$0.71

Diluted:
Income from continuing operations attributable to common stockholders	$0.11	$0.33	$0.40	$0.66
Discontinued operations	—	0.04	—	0.04

Net income attributable to common stockholders	$0.11	$0.37	$0.40	$0.70

Weighted average shares used in computing earnings per common share:
Basic	176,262	156,611	168,369	156,533
Diluted	177,945	157,441	170,013	157,206

Dividends declared per common share	$0.7014	$0.535	$1.2764	$1.07
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2011 and the Year Ended December 31, 2010
(In thousands, except per share amounts)

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling
	Value	Par Value	Income	(Deficit)	Stock	Equity	Interest	Total Equity
Balance at January 1, 2010	$39,160	$2,573,039	$19,669	$(165,710)	$(647)	$2,465,511	$18,549	$2,484,060

Comprehensive Income:
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Foreign currency translation	—	—	6,951	—	—	6,951	—	6,951
Change in unrealized gain on marketable debt securities	—	—	354	—	—	354	—	354
Other	—	—	(106)	—	—	(106)	—	(106)

Comprehensive income	—	—	—	—	—	253,366	3,562	256,928

Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders — $2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)

Balance at December 31, 2010	39,391	2,576,843	26,868	(255,628)	(748)	2,386,726	3,479	2,390,205

Comprehensive Income:
Net income	—	—	—	68,660	—	68,660	120	68,780
Foreign currency translation	—	—	3,059	—	—	3,059	—	3,059
Change in unrealized gain on marketable debt securities	—	—	(1,679)	—	—	(1,679)	—	(1,679)
Other	—	—	(36)	—	—	(36)	—	(36)

Comprehensive income	—	—	—	—	—	70,004	120	70,124

Net change in noncontrolling interest	—	(3,170)	—	—	—	(3,170)	(741)	(3,911)
Dividends to common stockholders — $1.2764 per share	—	—	—	(225,726)	—	(225,726)	—	(225,726)
Issuance of common stock	7,631	1,673,209	—	—	—	1,680,840	—	1,680,840
Issuance of common stock for stock plans	8	8,285	—	—	223	8,516	—	8,516
Grant of restricted stock, net of forfeitures	33	(1,030)	—	—	525	(472)	—	(472)

Balance at June 30, 2011	$47,063	$4,254,137	$28,212	$(412,694)	$—	$3,916,718	$2,858	$3,919,576

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2011	2010
Cash flows from operating activities:
Net income	$68,780	$112,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	132,514	102,722
Amortization of deferred revenue and lease intangibles, net	(5,333)	(2,943)
Other amortization expenses	3,366	4,367
Capital lease non-cash interest	(307)	—
Change in fair value of interest rate swaps	(8,887)	—
Stock-based compensation	8,368	6,089
Straight-lining of rental income	(3,749)	(4,975)
Loss on extinguishment of debt	16,526	6,549
Net gain on sale of real estate assets (including amounts in discontinued operations)	—	(5,225)
Gain on real estate loan investments	(3,255)	—
Gain on sale of marketable securities	(733)	—
Income tax (benefit) expense	(9,404)	695
Loss from unconsolidated entities	253	—
Other	689	(238)
Changes in operating assets and liabilities:
Increase in other assets	(9,940)	(5,174)
Increase (decrease) in accrued interest	4,008	(1,292)
Decrease in accounts payable and other liabilities	(6,596)	(4,991)

Net cash provided by operating activities	186,300	207,717
Cash flows from investing activities:
Net investment in real estate property	(264,464)	(22,915)
Purchase of noncontrolling interest	(3,319)	—
Investment in loans receivable	(612,925)	(15,796)
Proceeds from real estate disposals	—	23,029
Proceeds from loans receivable	132,363	1,323
Proceeds from sale of marketable securities	23,050	—
Capital expenditures	(19,236)	(7,078)
Other	(75)	—

Net cash used in investing activities	(744,606)	(21,437)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	99,500	117,280
Proceeds from debt	704,111	696
Repayment of debt	(337,427)	(215,171)
Payment of deferred financing costs	(1,363)	(1,840)
Issuance of common stock, net	299,884	—
Cash distribution to common stockholders	(201,949)	(167,829)
Contributions from noncontrolling interest	—	633
Distributions to noncontrolling interest	(616)	(4,277)
Other	955	4,673

Net cash provided by (used in) financing activities	563,095	(265,835)

Net increase (decrease) in cash and cash equivalents	4,789	(79,555)
Effect of foreign currency translation on cash and cash equivalents	101	(48)
Cash and cash equivalents at beginning of period	21,812	107,397

Cash and cash equivalents at end of period	$26,702	$27,794

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$3,140,924	$496
Other assets acquired	110,722	(355)
Debt assumed	1,621,641	—
Other liabilities	200,962	141
Deferred taxes	48,087	—
Equity issued	1,380,956	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2011, our portfolio consisted of 719 properties: 357 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 medical office buildings (“MOBs”) and other properties in 43 states, the District of Columbia and two Canadian provinces. We are a constituent member of the S&P 500® index, a leading indicator of the large cap U.S. equities market, with our headquarters located in Chicago, Illinois.
Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third party managers. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary, we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make real estate loan and other investments relating to seniors housing and healthcare companies or properties.
As of June 30, 2011, we leased 393 of our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses, and we engaged independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) and Atria Senior Living, Inc. (“Atria”), to manage 199 of our seniors housing communities pursuant to long-term management agreements.
NOTE 2 — ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily an indication of the results that may be expected for the year ending December 31, 2011. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.
Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leased properties, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), and the majority of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the term of the applicable lease. Income on our straight-line revenue is recognized when collectibility is reasonably assured, and in the event we determine that collectibility of straight-line revenue is not reasonably assured, we establish an allowance for estimated losses. Recognizing rental income on a straight-line basis results in recognized revenue exceeding cash amounts contractually due from our tenants during the first half of the term for leases that have straight-line treatment. The cumulative excess is included in other assets, net of allowances, on our Consolidated Balance Sheets and totaled $90.0 million and $86.3 million at June 30, 2011 and December 31, 2010, respectively.
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

Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of twelve to eighteen months and are cancelable by the resident with 30 days’ notice.
We recognize income from rent, lease termination fees, management advisory services and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Long-Lived Assets and Intangibles
We record investments in real estate assets at cost. We account for acquisitions using the acquisition method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (i) internal analyses of recently acquired and existing comparable properties within our portfolio or (ii) real estate tax assessed values in relation to the total value of the asset. The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any bargain renewal periods and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized to amortization expense over the remaining life of the associated lease. We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.
In connection with a business combination, we may assume the rights and obligations of certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. For capital leases we have assumed that contain bargain purchase options, we recognize an asset based on the acquisition date fair value of the underlying asset and a liability based on the fair value of the capital lease obligation. Assets recognized under capital leases that contain bargain purchase options are depreciated over the asset’s useful life. Assumed operating leases, including ground leases, are assessed to determine if the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease arrangement is favorable or unfavorable relative to market conditions on the acquisition date, we recognize an asset or liability at fair value.
All lease related intangible assets are included within acquired lease intangibles and all lease related intangible liabilities are included within accounts payable and other liabilities on our Consolidated Balance Sheets. In addition, operating lease intangibles are valued utilizing discounted cash flow projections. The recognized asset or liability for these leases is amortized to rental expense over the term of the lease and is included in our Consolidated Statements of Income.
We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace each instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument. If applicable, we record a liability for contingent consideration at fair value as of the acquisition date (included in accounts payable and other liabilities on our Consolidated Balance Sheets) and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met. We do not amortize goodwill, which is included in other assets on our Consolidated Balance Sheets and represents the excess of the purchase price paid over the fair value of the net assets of the acquired business.

Furniture, fixtures and equipment, with a net book value of $97.0 million and $34.5 million at June 30, 2011 and December 31, 2010, respectively, is included in net real estate property on our Consolidated Balance Sheets. We record depreciation on a straight-line basis, using estimated useful lives ranging from 20 to 50 years for buildings and improvements and three to ten years for furniture, fixtures and equipment. Depreciation is discontinued when a property is identified as held-for-sale.
Leases
We include assets under capital leases within net real estate assets, and we include capital lease obligations within senior notes payable and other debt on our Consolidated Balance Sheets. Lease payments under capital lease arrangements are segregated between interest expense and a reduction to the outstanding principal balance, using the effective interest method. We account for payments made pursuant to operating leases as lease expense within property-level operating expenses in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for minimum lease escalators.
Derivative Instruments
We recognize all derivative instruments in either other assets or accounts payable and accrued liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments in other expenses on our Consolidated Statements of Income or accumulated other comprehensive income on our Consolidated Balance Sheets, depending on the intended use of the derivative and our designation of the instrument.
We do not use our derivative financial instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, for trading or speculative purposes. Our interest rate caps were designated as having a hedging relationship with their underlying securities and therefore qualified for hedge accounting under GAAP. Our interest rate caps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in accumulated other comprehensive income on our Consolidated Balance Sheets. Our interest rate swaps and foreign currency forward contracts were not designated as having a hedging relationship with their underlying securities and therefore do not qualify for hedge accounting under GAAP. Our interest rate swaps and foreign currency forward contracts are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings in other expenses on our Consolidated Statements of Income.
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
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We use the following methods and assumptions in estimating fair value of financial instruments.
•	Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.
•	Loans receivable: We estimate the fair value of loans receivable by discounting the future cash flows using current interest rates at which similar loans with the same maturities would be made to borrowers with similar credit ratings. The inputs used to measure the fair value of our loans receivable are level two and level three inputs. Additionally, we determine the valuation allowance for loan losses based on level three inputs. See “Note 5—Loans Receivable.”
•	Marketable debt securities: We estimate the fair value of marketable debt securities using quoted prices for similar assets or liabilities in active markets that we have the ability to access. The inputs used to measure the fair value of our marketable debt securities are level two inputs.
•	Derivative instruments: With the assistance of a third party, we estimate the fair value of our derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs. We determine the fair value of interest rate caps using forward yield curves and other relevant information. We estimate the fair value of interest rate swaps using alternative financing rates derived from market-based financing rates, forward yield curves and discount rates. We determine the fair value of foreign currency forward contracts by estimating the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculating a present value of the net amount using a discount factor based on observable traded interest rates.
•	Senior notes payable and other debt: We estimate the fair value of borrowings by discounting the future cash flows using current interest rates at which we could make similar borrowings. The inputs used to measure the fair value of our senior notes payable and other debt are level two inputs.
•	Contingent consideration: We estimate the fair value of contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and by applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The inputs we use to determine fair value of contingent consideration are considered level three inputs.
Recently Issued or Adopted Accounting Standards
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 220, Comprehensive Income (“ASC 220”). ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 are effective for us beginning with the first quarter of 2012, but we do not expect ASU 2011-05 to have a significant impact on our Consolidated Financial Statements.
On January 1, 2011, we adopted ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of Atria Senior Living Group, Inc. (together with its affiliates, “Atria Senior Living”) in May 2011 and our acquisition of Nationwide Health Properties, Inc. (“NHP”) in July 2011 in “Note 4—Acquisitions of Real Estate Property.”

On January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 states that if a reporting unit has a carrying amount equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 did not impact our Consolidated Financial Statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. We adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.
NOTE 3 — CONCENTRATION OF CREDIT RISK
As of June 30, 2011, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 31.5%, 24.4%, 12.6% and 8.4%, respectively, of our properties based on their gross book value. Also, as of June 30, 2011, seniors housing communities constituted approximately 76.4% of our portfolio based on gross book value, with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 23.6%. Our properties were located in 43 states, the District of Columbia and two Canadian provinces as of June 30, 2011, with properties in only one state (California) accounting for 10% or more of our total revenues for the six months then ended.
Triple-Net Leased Properties
Approximately 19.8% and 25.2% of our total revenues and 32.3% and 37.0% of our total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the six months ended June 30, 2011 and 2010, respectively, were derived from our four Kindred Master Leases. Approximately 9.3% and 12.5% of our total revenues and 15.1% and 18.3% of our total NOI (including amounts in discontinued operations) for the six months ended June 30, 2011 and 2010, respectively, were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all insurance, taxes, utilities and maintenance and repairs related to the properties and to comply with the terms of the mortgage financing documents, if any, affecting the properties.
Because Kindred and Brookdale Senior Living are large tenants and account for a significant portion of our total revenues and NOI, their financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, and their willingness to renew those leases upon expiration of the terms thereof, have a considerable impact on our results of operations and ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations, and any inability or unwillingness on its part to do so would have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if some or all of those leases are not renewed, we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all.

Senior Living Operations
As of June 30, 2011, Sunrise and Atria, collectively, provided comprehensive property management and accounting services with respect to 196 of our seniors housing communities for which we pay an annual management fee pursuant to long-term management agreements. Each management agreement with Sunrise has a term of 30 years, and each management agreement with Atria has a term of ten years, subject to successive automatic ten-year renewal periods. Because Sunrise and Atria do not lease properties from us, we are not directly exposed to their credit risk. However, Sunrise’s and Atria’s inability to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as owner under the Sunrise and Atria management agreements, we rely on Sunrise’s and Atria’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise and Atria to set resident fees and otherwise operate those properties in compliance with our management agreements. Sunrise’s or Atria’s inability or unwillingness to satisfy its obligations under our management agreements, changes in Sunrise’s or Atria’s senior management or any adverse developments in Sunrise’s or Atria’s business and affairs or financial condition could have a Material Adverse Effect on us.
Kindred, Brookdale Senior Living, Sunrise and Atria Information
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
Atria is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to within this Quarterly Report on Form 10-Q is derived from information provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate.
NOTE 4 — ACQUISITIONS OF REAL ESTATE PROPERTY
We engage in acquisition activity primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single operator, geography or asset type.
Atria Senior Living Acquisition
On May 12, 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living for a total purchase price of $3.4 billion, which we funded in part through the issuance of 24.96 million shares of our common stock (which shares had a total value of $1.38 billion based on the May 12, 2011 closing price of our common stock of $55.33 per share). As a result of the transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, Atria Senior Living spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us. For both the three and six months ended June 30, 2011, we recorded revenues and NOI from the acquired assets of $85.7 million and $26.2 million, respectively.

We are accounting for the acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and our initial accounting for this business combination is essentially complete. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land	$293,550
Buildings and improvements	2,941,478
Acquired lease intangibles	170,360
Other assets	188,440

Total assets acquired	3,593,828
Notes payable and other debt	1,621,641
Deferred tax liability	48,087
Other liabilities	200,962

Total liabilities assumed	1,870,690

Net assets acquired	1,723,138
Cash acquired	77,718
Equity issued	1,380,956

Total cash used	$264,464

As of June 30, 2011, we had incurred a total of $51.0 million of acquisition-related costs related to the Atria Senior Living transaction, all of which were expensed as incurred and included in merger-related expenses and deal costs on our Consolidated Statements of Income for the applicable periods. For the three and six months ended June 30, 2011, we expensed $43.5 million and $46.7 million, respectively, of acquisition-related costs related to the Atria Senior Living acquisition.
As partial consideration for the Atria Senior Living acquisition, the sellers received the right to earn additional amounts (“contingent consideration”) based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers because it is dependent on various factors, such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. We are also unable to estimate a range of potential amounts for the same reason. Therefore, we estimated the fair value of contingent consideration as of the acquisition date and as of June 30, 2011 using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and by applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This contingent consideration liability is carried on our Consolidated Balance Sheets as of June 30, 2011 at its fair value, and we will record any changes in fair value in earnings on our Consolidated Statements of Income. As of the acquisition date and June 30, 2011, the estimated fair value of contingent consideration was $44.2 million, which is included in accounts payable and other liabilities on our Consolidated Balance Sheets, and our Consolidated Statements of Income for the three and six months ended June 30, 2011 reflect no change in the fair value of contingent consideration.
NHP Acquisition
On July 1, 2011, we acquired NHP in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of February 27, 2011, at the effective time of the merger, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. As a result of the transaction, we added 654 seniors housing and healthcare properties to our portfolio. Since the transaction was consummated after June 30, 2011, we recognized no revenues or NOI from NHP’s operations for the three and six months ended June 30, 2011.

We are accounting for the NHP acquisition under the acquisition method in accordance with ASC 805. The preliminary purchase price is being allocated among tangible and intangible real estate assets ($8.4 billion), other liabilities, net ($0.8 billion), debt ($2.2 billion) and equity issued ($5.4 billion). Because the NHP transaction was consummated after June 30, 2011, our initial accounting for the NHP business combination is a preliminary assessment only. Our assessment of fair value and the allocation of the NHP purchase price to the identified tangible and intangible assets is our current best estimate of fair value.
As of June 30, 2011, we had incurred a total of $12.3 million of acquisition-related costs related to the NHP transaction, all of which we expensed as incurred and included in merger-related expenses and deal costs on our Consolidated Statements of Income for the applicable periods. For the three and six months ended June 30, 2011, we expensed $10.4 million and $12.3 million, respectively, of acquisition-related costs related to the NHP acquisition.
Lillibridge Acquisition
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt.
As a result of the transaction, we acquired: a 100% interest in Lillibridge’s property management, leasing, marketing, facility development, and advisory services business; a 100% interest in 38 MOBs; a 20% joint venture interest in 24 MOBs; and a 5% joint venture interest in 34 MOBs. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid.
Other 2010 Acquisitions
In December 2010, we acquired Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including assumption of Sunrise’s share of mortgage debt totaling $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities, and we now own 100% of all 79 of our Sunrise-managed seniors housing communities. We recorded the difference between the consideration paid and the noncontrolling interest balance as a component of equity in capital in excess of par value on our Consolidated Balance Sheets.
Also in December 2010, we purchased five MOBs under our Lillibridge platform for a purchase price of $36.6 million.

Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share as if we had consummated the Atria Senior Living and NHP acquisitions as of January 1, 2010:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenues	$553,797	$503,600	$1,099,099	$1,004,767
Income from continuing operations attributable to common stockholders	90,650	73,466	158,181	137,704
Discontinued operations	—	5,852	—	6,597
Net income attributable to common stockholders	90,650	79,318	158,181	144,301

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.32	$0.26	$0.55	$0.49
Discontinued operations	—	0.02	—	0.02

Net income attributable to common stockholders	$0.32	$0.28	$0.55	$0.51

Diluted:
Income from continuing operations attributable to common stockholders	$0.31	$0.26	$0.55	$0.49
Discontinued operations	—	0.02	—	0.02

Net income attributable to common stockholders	$0.31	$0.28	$0.55	$0.51

Weighted average shares used in computing earnings per common share:
Basic	287,357	281,419	286,282	281,341
Diluted	289,040	282,249	287,926	282,014
Acquisition-related costs related to the Atria Senior Living and NHP acquisitions are not expected to have a continuing impact and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the transactions, any lower costs of borrowing resulting from the transactions or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Atria Senior Living and NHP acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
NOTE 5 — LOANS RECEIVABLE
As of June 30, 2011 and December 31, 2010, we had $634.5 million and $149.3 million, respectively, of net loans receivable relating to seniors housing and healthcare companies or properties.
In June 2011, we made a first mortgage loan in the aggregate principal amount of $12.9 million, bearing interest at a fixed rate of 9.0% per annum and maturing in 2016.
In May 2011, we made a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021.

In April 2011, we received proceeds of $112.4 million in final repayment of a first mortgage loan and recognized a gain of $3.3 million in income from loans and investments on our Consolidated Statements of Income in connection with this repayment in the second quarter of 2011.
In March 2011, we received proceeds of $19.9 million in final repayment of a first mortgage loan and recognized a gain of $0.8 million in income from loans and investments on our Consolidated Statements of Income in connection with this repayment in the first quarter of 2011.
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities, which we acquired in connection with the 2010 Lillibridge acquisition, over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Our joint venture partners have significant participating rights, and, therefore, we are not required to consolidate these entities. Additionally, these entities are not considered variable interest entities as they are viable entities controlled by equity holders with sufficient capital. At June 30, 2011, we owned interests in 58 properties that were accounted for under the equity method. Our net investment in these properties as of June 30, 2011 and December 31, 2010 was $14.8 million and $15.3 million, respectively. For the three months ended June 30, 2011 and 2010, we recorded a loss from unconsolidated entities of $0.1 million and $0, respectively. For the six months ended June 30, 2011 and 2010, we recorded a loss from unconsolidated entities of $0.3 million and $0, respectively.
NOTE 7 — INTANGIBLES
The following is a summary of our intangibles as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(Dollars in thousands)

Intangible assets:
Above market lease intangibles	$13,620	$13,232
In-place and other lease intangibles	304,230	125,452
Other intangibles	17,452	21,779
Accumulated amortization	(119,154)	(100,808)
Goodwill	74,099	19,901

Net intangible assets	$290,247	$79,556

Remaining weighted average amortization period of lease-related intangible assets in years	9.1	18.5

Intangible liabilities:
Below market lease intangibles	$51,333	$22,398
Accumulated amortization	(14,393)	(12,495)

Net intangible liabilities	$36,940	$9,903

Remaining weighted average amortization period of lease-related intangible liabilities in years	6.0	6.9
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. The net amortization expense related to these intangibles was $14.8 million and $0.8 million for the three months ended June 30, 2011 and 2010, respectively. The net amortization expense related to these intangibles was $17.8 million and $1.6 million for the six months ended June 30, 2011 and 2010, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2012 —$63.1 million; 2013 —$7.6 million; 2014 —$7.1 million; 2015 —$6.0 million; and 2016 —$4.6 million.

NOTE 8 — SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)

Unsecured revolving credit facilities	$139,500	$40,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
Unsecured term loan due 2013	200,000	200,000
3.125% Senior Notes due 2015	400,000	400,000
6 1/2% Senior Notes due 2016	400,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
4.750% Senior Notes due 2021	700,000	—
Mortgage loans and other	2,244,441	1,349,521

Total	4,621,374	2,926,954
Capital lease obligations	355,807	—
Unamortized fair value adjustment	74,150	11,790
Unamortized commission fees and discounts	(44,251)	(38,700)

Senior notes payable and other debt	$5,007,080	$2,900,044

As of June 30, 2011, our joint venture partners’ share of total debt was $10.5 million with respect to four of our properties owned through consolidated joint ventures. As of December 31, 2010, our joint venture partners’ share of total debt was $4.8 million with respect to three of our properties owned through consolidated joint ventures. Total debt does not include our portion of debt related to our investments in unconsolidated entities, which was $45.5 million and $45.9 million at June 30, 2011 and December 31, 2010, respectively.
As of June 30, 2011, our indebtedness (excluding capital lease obligations) had the following maturities:

		Unsecured
	Principal Amount	Revolving Credit	Scheduled Periodic
	Due at Maturity	Facilities (1)	Amortization	Total Maturities
	(In thousands)

2011	$230,700	$—	$20,137	$250,837
2012	185,684	139,500	41,821	367,005
2013	558,075	—	35,701	593,776
2014	186,740	—	32,208	218,948
2015	575,377	—	25,509	600,886
Thereafter	2,436,484	—	153,438	2,589,922

Total maturities	$4,173,060	$139,500	$308,814	$4,621,374

(1)	At June 30, 2011, we had $26.7 million of unrestricted cash and cash equivalents, for $112.8 million of net borrowings outstanding under our unsecured revolving credit facilities.

Unsecured Revolving Credit Facilities and Term Loan
As of June 30, 2011, we had $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2011, the applicable percentage was 2.30%. Our unsecured revolving credit facilities also have a 20 basis point facility fee. At June 30, 2011, we had $139.5 million of borrowings outstanding, $9.3 million of outstanding letters of credit and $851.2 million of available borrowing capacity under our unsecured revolving credit facilities.
In connection with the NHP acquisition, we acquired additional liquidity from an $800.0 million senior unsecured term loan previously extended to NHP. At our option, borrowings under the term loan, which are available from time to time on a non-revolving basis, bear interest at the applicable LIBOR plus 1.50% (1.69% at June 30, 2011) or the “Alternate Base Rate” plus 0.50% (3.75% at June 30, 2011). We pay a facility fee of 0.10% per annum on the unused commitments under the term loan agreement. Borrowings under the term loan mature on June 1, 2012. As of the date of this filing, there was approximately $250.0 million of borrowings outstanding under the term loan, and we were in compliance with all covenants under the term loan.
Mortgages
We assumed mortgage debt of $1.2 billion and $0.4 billion, respectively, in connection with the Atria Senior Living and NHP acquisitions.
In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with this repayment in the first quarter of 2011.
Senior Notes
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses.
In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of approximately $206.5 million, plus accrued and unpaid interest, on the redemption date and expect to recognize a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.
As a result of the NHP acquisition, we assumed approximately $991.7 million aggregate principal amount of outstanding unsecured senior notes of NHP. On July 15, 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP’s 6.50% senior notes due 2011 upon maturity. The remaining NHP senior notes outstanding bear interest at fixed rates ranging from 6.00% to 8.25% per annum and have maturity dates ranging between July 1, 2012 and July 7, 2038, subject in certain cases to earlier repayments at the option of the holder.
Capital Leases
As of June 30, 2011, we leased from NHP twelve seniors housing communities pursuant to arrangements that we assumed in connection with the Atria Senior Living acquisition and that were accounted for as capital leases. We have excluded these leases with NHP (which was a $209.9 million capital lease obligation as of June 30, 2011) for purposes of the presentation below, as they are being eliminated in consolidation within our Consolidated Balance Sheet as of July 1, 2011.
As of June 30, 2011, we leased from another party eight seniors housing communities pursuant to arrangements that we also assumed in connection with the Atria Senior Living acquisition and that were accounted for as capital leases. Rent under the capital leases is subject to increase based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, as defined in the individual lease agreements. Pursuant to the capital lease agreements, we have bargain options to purchase each leased property and an option to exercise renewal terms.

Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of June 30, 2011 are as follows (in thousands):

2011	$4,686
2012	9,447
2013	9,573
2014	9,700
2015	9,826
Thereafter	172,553

Total minimum lease payments	215,785
Less: Amount related to interest	(72,554)

$143,231

Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $228.9 million and $0 as of June 30, 2011 and December 31, 2010, respectively.
NOTE 9 — FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets:
Cash and cash equivalents	$26,702	$26,702	$21,812	$21,812
Loans receivable, net	634,472	635,077	149,263	155,377
Marketable debt securities	43,813	43,813	66,675	66,675
Liabilities:
Senior notes payable and other debt, gross	4,621,374	4,593,327	2,926,954	3,055,435
Derivative instruments	21,655	21,655	3,722	3,722
Contingent consideration liability	44,200	44,200	—	—
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
At June 30, 2011, we held corporate marketable debt securities, classified as available-for-sale, with an aggregate amortized cost basis and fair value of $40.7 million and $43.8 million, respectively, and included these securities within other assets on our Consolidated Balance Sheets. At December 31, 2010, our marketable debt securities had an aggregate amortized cost basis and fair value of $61.9 million and $66.7 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. In January and March 2011, we sold certain marketable debt securities and received proceeds of approximately $10.6 million and $12.5 million, respectively. We recognized aggregate gains from these sales of approximately $1.8 million in income from loans and investments on our Consolidated Statements of Income during the first quarter of 2011.

NOTE 10 — LITIGATION
Litigation Relating to the Sunrise REIT Acquisition
On May 3, 2007, we filed a lawsuit against HCP, Inc. (“HCP”) in the United States District Court for the Western District of Kentucky (the “District Court”), entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We asserted claims of tortious interference with contract and tortious interference with prospective business advantage. Our complaint alleged that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) and with the process for unitholder consideration of the purchase agreement. The complaint alleged, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP’s actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price above the original contract price necessary to obtain unitholder approval and increased costs associated with the delay in closing the acquisition, including increased costs to finance the transaction as a result of the delay.
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
On November 17, 2009, HCP appealed the District Court’s judgment to the United States Court of Appeals for the Sixth Circuit (the “Sixth Circuit”). HCP argued that the judgment against it should be vacated and the case remanded for a new trial and/or that judgment should be entered in its favor as a matter of law.
On November 24, 2009, we filed a cross-appeal to the Sixth Circuit. In addition to maintaining the full benefit of our favorable jury verdict, in our cross-appeal, we asserted that we are entitled to substantial monetary relief in addition to the jury verdict, including punitive damages, additional compensatory damages and pre-judgment interest.
On December 11, 2009, HCP posted a $102.8 million letter of credit in our favor to serve as security to stay execution of the jury verdict pending the appellate proceedings.
On May 17, 2011, the Sixth Circuit unanimously affirmed the $101.6 million jury verdict in our favor and ruled that we are entitled to seek punitive damages against HCP for its conduct. The Sixth Circuit also denied our appeal seeking additional compensatory damages and pre-judgment interest. On June 27, 2011, the Sixth Circuit denied HCP’s motion to request a rehearing with respect to its decision.
On July 5, 2011, the Sixth Circuit issued a mandate terminating the appellate proceedings and transferring jurisdiction back to the District Court for the enforcement of the $101.6 million compensatory damages award and the trial for punitive damages. On July 26, 2011, the District Court issued an order scheduling a jury trial on the matter of punitive damages for February 21, 2012.

We are vigorously pursuing proceedings in the District Court on the matter of punitive damages and to collect the $101.6 million compensatory damages judgment against HCP.
Litigation Relating to the NHP Acquisition
In the weeks following the announcement of our acquisition of NHP on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant. The purported stockholder plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of California, Orange County (the “California State Court”); and the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”). All of these actions were brought as putative class actions, and two also purport to assert derivative claims on behalf of NHP. All of these stockholder complaints allege that NHP’s directors breached certain alleged duties to NHP’s stockholders by approving the merger agreement with us, and certain complaints allege that NHP aided and abetted those breaches. Those complaints that name Ventas, Inc. and Needles Acquisition LLC allege that we aided and abetted the purported breaches of certain alleged duties by NHP’s directors. All of the complaints request an injunction of the merger. Certain of the complaints also seek damages.
In the California State Court, the following actions were filed purportedly on behalf of NHP stockholders: on February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc., et al.; on March 3, 2011, a putative class action entitled Barker v. Nationwide Health Properties, Inc., et al.; and on March 3, 2011, a putative class action entitled Davis v. Nationwide Health Properties, Inc., et al., which was subsequently amended on March 11, 2011 under the caption Davids v. Nationwide Health Properties, Inc., et al. Each action names NHP and members of the NHP board of directors as defendants. The Barker and Davids actions also name Ventas, Inc. as a defendant, and the Davids action names Needles Acquisition LLC as a defendant. Each complaint alleges, among other things, that NHP’s directors breached certain alleged duties by approving the merger agreement between us and NHP because the proposed transaction purportedly fails to maximize stockholder value and provides the directors personal benefits not shared by NHP stockholders, and the Barker and Davids actions allege that we aided and abetted those purported breaches. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. On April 4, 2011, the defendants demurred and moved to stay the Palma, Barker, and Davids actions in favor of the parallel litigation in the Maryland State Court described below. On April 27, 2011, all three actions were consolidated pursuant to a Stipulation and Proposed Order on Consolidation of Related Actions signed by the parties on March 22, 2011. On May 12, 2011, the California State Court granted the defendants’ motion to stay.
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
On April 1, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order: (i) certifying a class of NHP shareholders; and (ii) providing for the plaintiffs to file a consolidated amended complaint. The plaintiffs filed a consolidated amended complaint on April 19, 2011, which the defendants moved to dismiss on April 29, 2011. Plaintiffs opposed that motion on May 9, 2011. Plaintiffs moved for expedited discovery on April 19, 2011, and the defendants simultaneously opposed that motion and moved for a protective order staying discovery on April 26, 2011. The Maryland State Court denied plaintiffs’ motion for expedited discovery and granted defendants’ motion for a protective order on May 3, 2011. On May 6, 2011, plaintiffs moved for reconsideration of the Maryland State Court’s grant of the protective order. The Maryland State Court denied the plaintiffs’ motion for reconsideration on May 11, 2011. On May 27, 2011, the Maryland State Court entered an order dismissing the consolidated action with prejudice. Plaintiffs moved for reconsideration of that order on June 6, 2011.

On June 9, 2011, we and NHP agreed on a settlement in principle with the plaintiffs in the consolidated action pending in Maryland State Court, which required us and NHP to make certain supplemental disclosures to stockholders concerning the merger. We and NHP made the supplemental disclosures on June 10, 2011. The settlement is subject to appropriate documentation by the parties and approval by the Maryland State Court.
We believe that each of these actions is without merit.
Proceedings against Tenants, Operators and Managers
From time to time, Kindred, Brookdale Senior Living, Sunrise, Atria and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
Proceedings Indemnified and Defended by Third Parties
From time to time, we are party to certain legal actions, regulatory investigations and claims against which third parties are contractually obligated to indemnify and defend us and hold us harmless. The tenants of our triple-net leased properties and, in some cases, affiliates of the tenants are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the conveyed assets and arising prior to our ownership. In some cases, we hold a portion of the purchase price consideration in escrow as collateral for the indemnification obligations of third parties related to acquired assets. Certain tenants and other obligated third parties are currently defending us in these types of matters. We cannot assure you that our tenants or their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants or their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants’ or other obligated third parties’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are also party to various legal actions, regulatory investigations and claims (some of which may not be insured) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 10, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, these matters may force us to expend significant financial resources. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
NOTE 11 — INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the six months ended June 30, 2011, their federal income tax liabilities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations reportable segments grow. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2011 and 2010 was a benefit of $6.2 million and an expense of $0.4 million, respectively. These amounts were adjusted by income tax expense of $0 million and $0.6 million, respectively, related to the noncontrolling interest share of net income. Our consolidated provision for income taxes for the six months ended June 30, 2011 and 2010 was a benefit of $9.4 million and an expense of $0.7 million, respectively. These amounts were adjusted by income tax expense of $0 million and $1.0 million, respectively, related to the noncontrolling interest share of net income. A substantial portion of the $9.4 million benefit relates to the reversal of the deferred tax liability established for the Atria Senior Living acquisition. Realization of a deferred tax benefit related to net operating losses is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to our TRS entities and in 2020 with respect to our other entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $279.7 million and $241.3 million at June 30, 2011 and December 31, 2010, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses. This amount includes the initial net deferred tax liability related to the Atria Senior Living acquisition of $48.1 million as adjusted for activity for the period from May 12, 2011 through June 30, 2011.
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
NOTE 12 — STOCKHOLDERS’ EQUITY
On July 1, 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.
On July 1, 2011, in connection with the NHP acquisition, we issued 99,849,106 shares of our common stock to NHP stockholders and holders of NHP equity awards, and reserved 2,253,366 additional shares of our common stock for issuance in connection with equity awards and other convertible or exchangeable securities that we assumed in connection with the transaction.
In connection with the NHP acquisition, on June 20, 2011, our Board of Directors declared a prorated third quarter dividend on our common stock, payable in cash to stockholders of record at the close of business on June 30, 2011. At June 30, 2011, we recorded an accrued dividend of $23.8 million ($0.1264 per share) for this prorated dividend, which is included in accounts payable and other liabilities on our Consolidated Balance Sheets. The prorated dividend was paid on July 12, 2011.
On May 12, 2011, as partial consideration for the Atria Senior Living assets, we issued to the sellers in a private placement 24,958,543 shares of our common stock (which shares had a total value of $1.38 billion based on the May 12, 2011 closing price of our common stock of $55.33 per share). On May 19, 2011, we filed a shelf registration statement relating to the resale of those shares by the selling stockholders.
In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.

Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of June 30, 2011 and December 31, 2010:

	June 30,	December 31,
	2011	2010
	(In thousands)

Foreign currency translation	$26,069	$23,010
Unrealized gain on marketable debt securities	3,115	4,794
Other	(972)	(936)

Total accumulated other comprehensive income	$28,212	$26,868

NOTE 13 — EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$19,676	$52,215	$68,660	$104,089
Discontinued operations	—	5,852	—	6,597

Net income attributable to common stockholders	$19,676	$58,067	$68,660	$110,686

Denominator:
Denominator for basic earnings per share — weighted average shares	176,262	156,611	168,369	156,533
Effect of dilutive securities:
Stock options	487	357	483	337
Restricted stock awards	66	48	67	45
Convertible notes	1,130	425	1,094	291

Denominator for diluted earnings per share — adjusted weighted average shares	177,945	157,441	170,013	157,206

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.11	$0.33	$0.41	$0.67
Discontinued operations	—	0.04	—	0.04

Net income attributable to common stockholders	$0.11	$0.37	$0.41	$0.71

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.11	$0.33	$0.40	$0.66
Discontinued operations	—	0.04	—	0.04

Net income attributable to common stockholders	$0.11	$0.37	$0.40	$0.70

NOTE 14 — RELATED PARTY TRANSACTIONS
Upon consummation of the Atria Senior Living acquisition, we entered into long-term management agreements with Atria to operate the acquired assets. Atria is owned by private equity funds managed by Lazard Real Estate Partners LLC (“LREP”). Effective May 13, 2011, LREP Chief Executive Officer and Managing Principal and Atria Chairman Matthew J. Lustig was appointed to our Board of Directors. For the three and six months ended June 30, 2011, we paid Atria $4.3 million in management fees related to the Atria Senior Living properties. See “Note 4—Acquisitions of Real Estate Property.”
From time to time, we may engage Cushman & Wakefield, a global commercial real estate firm, to act as a leasing agent with respect to certain of our MOBs. Cushman & Wakefield President and Chief Executive Officer Glenn J. Rufrano has served as a member of our Board of Directors since June 2010. We believe the brokers’ fees we pay to Cushman & Wakefield in connection with the provision of these services are customary and represent market rates. Total fees we paid to Cushman & Wakefield in 2010 and the first six months of 2011 were de minimis.
Effective upon consummation of the NHP acquisition, Richard I. Gilchrist, a former NHP director, was appointed to our Board of Directors. Mr. Gilchrist currently serves as Senior Advisor to The Irvine Company, and from 2006 until July 2011, he served as President of The Irvine Company’s Investment Properties Group, from whom NHP leased its corporate headquarters prior to the acquisition. In 2010, NHP paid approximately $536,000 in rent to The Irvine Company. Nationwide Health Properties, LLC, our wholly owned subsidiary, continues to rent office space in the building owned by The Irvine Company.
NOTE 15 — SEGMENT INFORMATION
As of June 30, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise and Atria, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, notes receivable and miscellaneous accounts receivable.
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

Summary information by reportable business segment is as follows:
For the three months ended June 30, 2011:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$120,129	$—	$23,758	$—	$143,887
Resident fees and services	—	202,482	—	—	202,482
Medical office building services revenue	—	—	9,822	—	9,822
Income from loans and investments	—	—	—	8,391	8,391
Interest and other income	—	—	—	78	78

Total revenues	$120,129	$202,482	$33,580	$8,469	$364,660

Total revenues	$120,129	$202,482	$33,580	$8,469	$364,660
Less:
Interest and other income	—	—	—	78	78
Property-level operating expenses	—	136,739	8,278	—	145,017
Medical office building services costs	—	—	7,954	—	7,954

Segment NOI	120,129	65,743	17,348	8,391	211,611

Loss from unconsolidated entities	—	—	(83)	—	(83)

Segment profit	$120,129	$65,743	$17,265	$8,391	211,528

Interest and other income					78
Interest expense					(53,732)
Depreciation and amortization					(80,755)
General, administrative and professional fees					(15,554)
Loss on extinguishment of debt					(6)
Merger-related expenses and deal costs					(55,807)
Other					7,773
Income tax benefit					6,209

Net income					$19,734

For the three months ended June 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$117,386	$—	$12,240	$—	$129,626
Resident fees and services	—	109,867	—	—	109,867
Income from loans and investments	—	—	—	3,705	3,705
Interest and other income	—	—	—	122	122

Total revenues	$117,386	$109,867	$12,240	$3,827	$243,320

Total revenues	$117,386	$109,867	$12,240	$3,827	$243,320
Less:
Interest and other income	—	—	—	122	122
Property-level operating expenses	—	71,059	4,124	—	75,183

Segment NOI	117,386	38,808	8,116	3,705	168,015

Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$117,386	$38,808	$8,116	$3,705	168,015

Interest and other income					122
Interest expense					(43,840)
Depreciation and amortization					(50,040)
General, administrative and professional fees					(9,858)
Loss on extinguishment of debt					(6,549)
Merger-related expenses and deal costs					(4,207)
Other					(121)
Income tax expense					(409)
Discontinued operations					5,852

Net income					$58,965

For the six months ended June 30, 2011:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$238,732	$—	$47,994	$—	$286,726
Resident fees and services	—	316,984	—	—	316,984
Medical office building services revenue	—	—	16,779	—	16,779
Income from loans and investments	—	—	—	14,476	14,476
Interest and other income	—	—	—	156	156

Total revenues	$238,732	$316,984	$64,773	$14,632	$635,121

Total revenues	$238,732	$316,984	$64,773	$14,632	$635,121
Less:
Interest and other income	—	—	—	156	156
Property-level operating expenses	—	214,850	16,954	—	231,804
Medical office building services costs	—	—	13,490	—	13,490

Segment NOI	238,732	102,134	34,329	14,476	389,671

Loss from unconsolidated entities	—	—	(253)	—	(253)

Segment profit	$238,732	$102,134	$34,076	$14,476	389,418

Interest and other income					156
Interest expense					(96,290)
Depreciation and amortization					(132,514)
General, administrative and professional fees					(30,386)
Loss on extinguishment of debt					(16,526)
Merger-related expenses and deal costs					(62,256)
Other					7,772
Income tax benefit					9,406

Net income					$68,780

For the six months ended June 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$233,719	$—	$24,429	$—	$258,148
Resident fees and services	—	218,353	—	—	218,353
Income from loans and investments	—	—	—	7,322	7,322
Interest and other income	—	—	—	385	385

Total revenues	$233,719	$218,353	$24,429	$7,707	$484,208

Total revenues	$233,719	$218,353	$24,429	$7,707	$484,208
Less:
Interest and other income	—	—	—	385	385
Property-level operating expenses	—	145,736	8,326	—	154,062

Segment NOI	233,719	72,617	16,103	7,322	329,761

Loss from unconsolidated entities	—	—	—	—	—

Segment profit	$233,719	$72,617	$16,103	$7,322	329,761

Interest and other income					385
Interest expense					(87,930)
Depreciation and amortization					(102,354)
General, administrative and professional fees					(20,541)
Loss on extinguishment of debt					(6,549)
Merger-related expenses and deal costs					(6,526)
Other					(15)
Income tax expense					(695)
Discontinued operations					6,597

Net income					$112,133

Assets by reportable business segment are as follows:

	As of	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Assets:
Triple-net leased properties	$2,429,255	$2,474,612
Senior living operations	5,791,526	2,297,041
MOB operations	739,492	748,945
All other assets	673,760	237,423

Total assets	$9,634,033	$5,758,021

Capital expenditures, including investments in real estate property, by reportable business segment are as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Capital expenditures:
Triple-net leased properties	$648	$100	$1,227	$12,092
Senior living operations	273,639	1,494	275,604	2,893
MOB operations (1)	1,450	12,244	6,869	15,008

Total capital expenditures	$275,737	$13,838	$283,700	$29,993

(1)	The three and six months ended June 30, 2010 include $11.1 million in earnest money deposits related to the acquisition of businesses owned and operated by Lillibridge.
Our portfolio of properties and real estate loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
United States	$341,561	$222,689	$589,500	$443,314
Canada	23,099	20,631	45,621	40,894

Total revenues	$364,660	$243,320	$635,121	$484,208

	As of	As of
	June 30,	December 31,
	2011	2010
	(In thousands)
Net real estate property:
United States	$8,154,479	$4,857,510
Canada	426,469	422,009

Total net real estate property	$8,580,948	$5,279,519

NOTE 16 — SUBSEQUENT EVENT
In connection with the NHP acquisition, we acquired a portfolio of 32 triple-net leased seniors housing communities operated by affiliates of Hearthstone Senior Services, L.P. (together with its affiliates, “Hearthstone”). We have elected to transition the operation of these properties to affiliates of Senior Care, Inc. (together with its affiliates, “Senior Care”), which has been a tenant in 64 of our seniors housing and other healthcare properties since 2006. To effect the transition of these properties, on August 1, 2011, we terminated the Hearthstone master lease relating to 30 seniors housing communities and entered into a new master lease with Senior Care with respect to those properties, having a term of fifteen years, subject to two five-year renewal periods. Under a license agreement with Senior Care, Hearthstone will continue to hold the operating licenses for the properties until Senior Care receives new operating licenses with respect to the properties. We expect to terminate the leases for the remaining two seniors housing communities operated by Hearthstone and enter into new leases with Senior Care with respect to those properties upon receipt of lender approval. Hearthstone has agreed to fully cooperate in the transition pursuant to certain arrangements entered into concurrently with the termination of the Hearthstone master lease.

NOTE 17 — CONDENSED CONSOLIDATING INFORMATION
At the time of initial issuance, we and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the senior notes of our subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Issuers”) (other than our 3.125% senior notes due 2015 and our 4.750% senior notes due 2021). Ventas Capital Corporation is a wholly owned direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. In addition, at the time of initial issuance, Ventas Realty and the Wholly Owned Subsidiary Guarantors fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our convertible notes. Other subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Wholly Owned Subsidiary Guarantors were not obligated with respect to the senior notes or the convertible notes. On September 30, 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to each series of then outstanding senior notes (other than the 9% senior notes due 2012) of the Issuers and our convertible notes pursuant to the terms of the applicable indentures. Contractual and legal restrictions, including those contained in the instruments governing certain Non-Guarantor Subsidiaries’ outstanding indebtedness, may under certain circumstances restrict our ability to obtain cash from our Non-Guarantor Subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the senior notes and our primary obligation to pay principal and interest on the convertible notes. Certain of our real estate assets are also subject to mortgages. The following summarizes our condensed consolidating information as of June 30, 2011 and December 31, 2010 and for the three and six months ended June 30, 2011 and 2010:
CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$622	$3,439,624	$1,175,563	$4,614,376	$—	$9,230,185
Cash and cash equivalents	(82,746)	80,583	—	28,865	—	26,702
Escrow deposits and restricted cash	74	25,124	7,006	32,057	—	64,261
Deferred financing costs, net	3,082	923	5,368	6,756	—	16,129
Investment in and advances to affiliates	3,172,507	—	1,028,720	—	(4,201,227)	—
Other assets	109,382	130,363	11,560	45,451	—	296,756

Total assets	$3,202,921	$3,676,617	$2,228,217	$4,727,505	$(4,201,227)	$9,634,033

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$272,493	$242,533	$2,104,577	$2,387,477	$—	$5,007,080
Intercompany loans	(145,423)	825,181	(686,760)	7,002	—	—
Accrued interest	(218)	753	16,486	9,537	—	26,558
Accounts payable and other liabilities	106,265	171,470	17,942	105,474	—	401,151
Deferred income taxes	279,668	—	—	—	—	279,668

Total liabilities	512,785	1,239,937	1,452,245	2,509,490	—	5,714,457
Total equity	2,690,136	2,436,680	775,972	2,218,015	(4,201,227)	3,919,576

Total liabilities and equity	$3,202,921	$3,676,617	$2,228,217	$4,727,505	$(4,201,227)	$9,634,033

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$937	$3,244,243	$688,158	$1,510,776	$—	$5,444,114
Cash and cash equivalents	1,083	8,263	—	12,466	—	21,812
Escrow deposits and restricted cash	76	19,786	9,169	9,909	—	38,940
Deferred financing costs, net	2,691	1,961	7,961	6,920	—	19,533
Investment in and advances to affiliates	1,414,170	—	1,028,721	—	(2,442,891)	—
Other assets	75,794	119,773	8,057	29,998	—	233,622

Total assets	$1,494,751	$3,394,026	$1,742,066	$1,570,069	$(2,442,891)	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$225,644	$539,564	$1,301,089	$833,747	$—	$2,900,044
Intercompany loans	(144,897)	579,209	(434,454)	142	—	—
Accrued interest	(113)	2,704	12,852	3,853	—	19,296
Accounts payable and other liabilities	41,355	103,444	15,712	46,632	—	207,143
Deferred income taxes	241,333	—	—	—	—	241,333

Total liabilities	363,322	1,224,921	895,199	884,374	—	3,367,816
Total equity	1,131,429	2,169,105	846,867	685,695	(2,442,891)	2,390,205

Total liabilities and equity	$1,494,751	$3,394,026	$1,742,066	$1,570,069	$(2,442,891)	$5,758,021

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$618	$55,043	$71,072	$17,154	$—	$143,887
Resident fees and services	—	85,232	—	117,250	—	202,482
Medical office building services revenues	—	9,822	—	—	—	9,822
Income from loans and investments	930	431	7,030	—	—	8,391
Equity earnings in affiliates	67,633	426	—	—	(68,059)	—
Interest and other income	39	7	21	11	—	78

Total revenues	69,220	150,961	78,123	134,415	(68,059)	364,660

Expenses:
Interest	(678)	14,623	17,412	22,375	—	53,732
Depreciation and amortization	414	31,971	8,842	39,528	—	80,755
Property-level operating expenses	—	64,369	155	80,493	—	145,017
Medical office building services costs	—	7,954	—	—	—	7,954
General, administrative and professional fees	(6,001)	10,608	9,058	1,889	—	15,554
Loss on extinguishment of debt	—	6	—	—	—	6
Merger-related expenses and deal costs	55,388	419	—	—	—	55,807
Other	40	1,075	—	(8,888)	—	(7,773)
Intercompany interest	—	—	—	—	—	—

Total expenses	49,163	131,025	35,467	135,397	—	351,052

Income (loss) from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	20,057	19,936	42,656	(982)	(68,059)	13,608
Loss from unconsolidated entities	—	—	(83)	—	—	(83)
Income tax (expense) benefit	(381)	6,590	—	—	—	6,209

Net income (loss)	19,676	26,526	42,573	(982)	(68,059)	19,734
Net income attributable to noncontrolling interest, net of tax	—	—	—	58	—	58

Net income (loss) attributable to common stockholders	$19,676	$26,526	$42,573	$(1,040)	$(68,059)	$19,676

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$602	$44,497	$70,082	$14,445	$—	$129,626
Resident fees and services	—	63,247	—	46,620	—	109,867
Income from loans and investments	1,411	470	1,824	—	—	3,705
Equity earnings in affiliates	61,610	444	—	—	(62,054)	—
Interest and other income	85	8	21	8	—	122

Total revenues	63,708	108,666	71,927	61,073	(62,054)	243,320

Expenses:
Interest	210	19,024	12,939	11,667	—	43,840
Depreciation and amortization	416	26,815	9,479	13,330	—	50,040
Property-level operating expenses	2	41,350	137	33,694	—	75,183
General, administrative and professional fees	133	4,023	4,730	972	—	9,858
Loss on extinguishment of debt	—	6,447	102	—	—	6,549
Merger-related expenses and deal costs	4,199	(2)	—	10	—	4,207
Other	182	(63)	—	2	—	121
Intercompany interest	—	—	—	—	—	—

Total expenses	5,142	97,594	27,387	59,675	—	189,798

Income before income taxes, discontinued operations and noncontrolling interest	58,566	11,072	44,540	1,398	(62,054)	53,522
Income tax (expense) benefit	(499)	90	—	—	—	(409)

Income from continuing operations	58,067	11,162	44,540	1,398	(62,054)	53,113
Discontinued operations	—	5,595	257	—	—	5,852

Net income	58,067	16,757	44,797	1,398	(62,054)	58,965
Net income attributable to noncontrolling interest, net of tax	—	—	429	469	—	898

Net income attributable to common stockholders	$58,067	$16,757	$44,368	$929	$(62,054)	$58,067

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,225	$109,994	$141,041	$34,466	$—	$286,726
Resident fees and services	—	151,918	—	165,066	—	316,984
Medical office building services revenues	—	16,779	—	—	—	16,779
Income from loans and investments	3,945	2,068	8,463	—	—	14,476
Equity earnings in affiliates	118,075	844	—	—	(118,919)	—
Interest and other income	90	12	42	12	—	156

Total revenues	123,335	281,615	149,546	199,544	(118,919)	635,121

Expenses:
Interest	(866)	30,646	31,505	35,005	—	96,290
Depreciation and amortization	834	60,374	17,911	53,395	—	132,514
Property-level operating expenses	—	114,393	299	117,112	—	231,804
Medical office building services costs	—	13,490	—	—	—	13,490
General, administrative and professional fees	(7,035)	19,028	15,198	3,195	—	30,386
Loss on extinguishment of debt	—	16,526	—	—	—	16,526
Merger-related expenses and deal costs	61,199	1,057	—	—	—	62,256
Other	30	1,087	—	(8,889)	—	(7,772)
Intercompany interest	—	—	—	—	—	—

Total expenses	54,162	256,601	64,913	199,818	—	575,494

Income (loss) from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	69,173	25,014	84,633	(274)	(118,919)	59,627
Loss from unconsolidated entities	—	—	(253)	—	—	(253)
Income tax (expense) benefit	(513)	9,919	—	—	—	9,406

Net income (loss)	68,660	34,933	84,380	(274)	(118,919)	68,780
Net income attributable to noncontrolling interest, net of tax	—	—	—	120	—	120

Net income (loss) attributable to common stockholders	$68,660	$34,933	$84,380	$(394)	$(118,919)	$68,660

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,195	$88,853	$139,345	$28,755	$—	$258,148
Resident fees and services	—	125,549	—	92,804	—	218,353
Income from loans and investments	2,841	880	3,601	—	—	7,322
Equity earnings in affiliates	115,741	870	—	—	(116,611)	—
Interest and other income	292	36	42	15	—	385

Total revenues	120,069	216,188	142,988	121,574	(116,611)	484,208

Expenses:
Interest	276	37,986	26,396	23,272	—	87,930
Depreciation and amortization	808	55,195	19,132	27,219	—	102,354
Property-level operating expenses	—	85,125	266	68,671	—	154,062
General, administrative and professional fees	120	8,560	9,838	2,023	—	20,541
Loss on extinguishment of debt	—	6,447	102	—	—	6,549
Merger-related expenses and deal costs	6,467	49	—	10	—	6,526
Other	42	(30)	—	3	—	15
Intercompany interest	—	—	—	—	—	—

Total expenses	7,713	193,332	55,734	121,198	—	377,977

Income before income taxes, discontinued operations and noncontrolling interest	112,356	22,856	87,254	376	(116,611)	106,231
Income tax (expense) benefit	(1,510)	815	—	—	—	(695)

Income from continuing operations	110,846	23,671	87,254	376	(116,611)	105,536
Discontinued operations	(160)	6,192	565	—	—	6,597

Net income	110,686	29,863	87,819	376	(116,611)	112,133
Net income attributable to noncontrolling interest, net of tax	—	—	782	665	—	1,447

Net income (loss) attributable to common stockholders	$110,686	$29,863	$87,037	$(289)	$(116,611)	$110,686

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(56,351)	$89,686	$107,843	$45,122	$—	$186,300

Net cash (used in) provided by investing activities	(322,302)	97,521	(500,879)	(18,946)	—	(744,606)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	99,500	—	—	99,500
Proceeds from debt	—	—	689,374	14,737	—	704,111
Repayment of debt	—	(326,975)	—	(10,452)	—	(337,427)
Net change in intercompany debt	188,002	214,413	(407,836)	5,421	—	—
Payment of deferred financing costs	—	(73)	(985)	(305)	—	(1,363)
Issuance of common stock, net	299,884	—	—	—	—	299,884
Cash distribution from (to) affiliates	7,932	(2,252)	12,882	(18,562)	—	—
Cash distribution to common stockholders	(201,949)	—	—	—	—	(201,949)
Distributions to noncontrolling interest	—	—	—	(616)	—	(616)
Other	955	—	—	—	—	955

Net cash provided by (used in) financing activities	294,824	(114,887)	392,935	(9,777)	—	563,095

Net (decrease) increase in cash and cash equivalents	(83,829)	72,320	(101)	16,399	—	4,789
Effect of foreign currency translation on cash and cash equivalents	—	—	101	—	—	101
Cash and cash equivalents at beginning of period	1,083	8,263	—	12,466	—	21,812

Cash and cash equivalents at end of period	$(82,746)	$80,583	$—	$28,865	$—	$26,702

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2010

		Wholly
		Owned		Non-
		Subsidiary		Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(5,903)	$96,416	$110,425	$6,779	$—	$207,717

Net cash (used in) provided by investing activities	(11,083)	4,617	(14,426)	(545)	—	(21,437)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	33,280	84,000	—	—	117,280
Proceeds from debt	—	—	—	696	—	696
Repayment of debt	—	(60,054)	(149,127)	(5,990)	—	(215,171)
Net change in intercompany debt	270,919	(116,945)	8,100	(162,074)	—	—
Payment of deferred financing costs	—	(48)	(1,792)	—	—	(1,840)
Cash distribution (to) from affiliates	(88,220)	44,331	(120,018)	163,907	—	—
Cash distribution to common stockholders	(167,829)	—	—	—	—	(167,829)
Contributions from noncontrolling interest	—	—	—	633	—	633
Distributions to noncontrolling interest	—	—	—	(4,277)	—	(4,277)
Other	4,673	—	—	—	—	4,673

Net cash provided by (used in) financing activities	19,543	(99,436)	(178,837)	(7,105)	—	(265,835)

Net increase (decrease) in cash and cash equivalents	2,557	1,597	(82,838)	(871)	—	(79,555)
Effect of foreign currency translation on cash and cash equivalents	—	—	(48)	—	—	(48)
Cash and cash equivalents at beginning of period	—	7,873	82,886	16,638	—	107,397

Cash and cash equivalents at end of period	$2,557	$9,470	$—	$15,767	$—	$27,794

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including the Nationwide Health Properties, Inc. (“NHP”) transaction and those in different asset types and outside the United States;

•	Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default and/or delay in payment by the United States of its obligations, and changes in the federal budget resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•	The nature and extent of future competition;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;

•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;

•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2010 and for the year ending December 31, 2011;

•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;

•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

•	The movement of U.S. and Canadian exchange rates;

•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;

•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•	Risks associated with our medical office building (“MOB”) portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fixed fee-for-service projects and to retain key personnel;

•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;

•	Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

•	The impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants, operators and managers.
Many of these factors are beyond our control and the control of our management.
Kindred, Brookdale Senior Living, Sunrise and Atria Information
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

Atria Senior Living, Inc. (“Atria”) is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to in this Quarterly Report on Form 10-Q is derived from information provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate.
Company Overview
We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of June 30, 2011, our portfolio consisted of 719 properties: 357 seniors housing communities, 187 skilled nursing facilities, 40 hospitals and 135 MOBs and other properties in 43 states, the District of Columbia and two Canadian provinces. We are a constituent member of the S&P 500® index, a leading indicator of the large cap U.S. equities market, with our headquarters located in Chicago, Illinois.
Our primary business consists of acquiring, financing and owning seniors housing and healthcare properties and leasing those properties to third parties or operating those properties through independent third-party managers. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary, we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make real estate loan and other investments relating to seniors housing and healthcare companies or properties.
As of June 30, 2011, we leased 393 of our properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses, and we engaged independent third parties, such as Sunrise and Atria, to manage 199 of our seniors housing communities pursuant to long-term management agreements.
Our business strategy is comprised of three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our investment grade balance sheet and liquidity.
Access to external capital is critical to the success of our strategy as it impacts our ability to repay maturing indebtedness and make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed rate financing. At June 30, 2011, only 11.1% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2011 Highlights
•	Our Board of Directors declared the first and second quarterly installments of our 2011 dividend in the amount of $0.575 per share, which represents a 7.5% increase over our 2010 quarterly dividend. The first quarterly installment of the 2011 dividend was paid on March 31, 2011 to stockholders of record on March 11, 2011. The second quarterly installment of the 2011 dividend was paid on June 30, 2011 to stockholders of record on June 10, 2011. In connection with the NHP acquisition, on June 20, 2011, our Board of Directors declared a prorated third quarter dividend on our common stock, payable in cash to stockholders of record at the close of business on June 30, 2011. The prorated dividend ($0.1264 per share) was paid on July 12, 2011.
•	In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.
•	In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with this repayment in the first quarter of 2011.

•	In April 2011, we received proceeds of $112.4 million in final repayment of a first mortgage loan and recognized a gain of $3.3 million in income from loans and investments on our Consolidated Statements of Income in connection with this repayment in the second quarter of 2011.
•	In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses. We used a portion of the proceeds from the issuance to fund a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021.
•	In May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria Senior Living”) for a total purchase price of $3.4 billion. See “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
•	Effective May 13, 2011, Matthew J. Lustig, Chief Executive Officer and Managing Principal of Lazard Real Estate Partners LLC and Atria Chairman, was appointed to our Board of Directors.
•	In July 2011, we acquired NHP in a stock-for-stock transaction. At the effective time, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. See “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
•	On July 1, 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.
•	Also on July 1, 2011, we amended our Fourth Amended and Restated By-laws to increase the maximum number of directors allowed to serve on the Board of Directors at any one time from eleven to thirteen and appointed three former NHP directors to our Board: Douglas M. Pasquale, Richard I. Gilchrist and Robert D. Paulson.
•	In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of approximately $206.5 million, plus accrued and unpaid interest, on the redemption date and expect to recognize a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.

Concentration Risk
We use concentration ratios to understand the potential risks of economic downturns or other adverse events affecting our various asset types, geographic locations or tenants, operators and managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the portion of our investments that consists of a certain asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the portion of our operating results that is attributed to a certain tenant or operator, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	June 30, 2011	December 31, 2010
Investment mix by asset type[1]:
Seniors housing communities	76.4%	70.2%
Skilled nursing facilities	7.5%	11.7%
MOBs	7.0%	10.8%
Loans receivable, net	5.8%	2.2%
Hospitals	3.2%	5.0%
Other properties	0.1%	0.1%

Investment mix by tenant, operator and manager[1]:
Atria	31.5%	N/A
Sunrise	24.4%	37.9%
Brookdale Senior Living	12.6%	19.7%
Kindred	8.4%	13.1%

[1]	Ratios are based on the gross book value of real estate investments as of each reporting date.

	For the Six Months Ended June 30,
	2011	2010
Operations mix by tenant and operator and business model:
Revenues[1]:
Senior living operations[2]	49.5%	44.7%
Kindred	19.8%	25.2%
Brookdale Senior Living	9.3%	12.5%
All others	16.5%	16.0%

Adjusted EBITDA[3]:
Kindred	30.5%	35.8%
Senior living operations[2]	27.0%	22.1%
Brookdale Senior Living	14.3%	16.2%
All others	28.2%	25.9%

NOI[4]:
Kindred	32.3%	37.0%
Senior living operations[2]	26.2%	21.9%
Brookdale Senior Living	15.1%	18.3%
All others	26.4%	22.8%

Operations mix by geographic location[5]:
California	12.5%	12.5%
Illinois	8.5%	10.4%
New York	6.5%	3.6%
Pennsylvania	5.2%	5.6%
Ontario	5.1%	5.9%
All others	57.3%	60.4%

[1]	Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

[2]	Amounts attributable to senior living operations managed by Atria relate to the period from May 12, 2011, the date of the Atria Senior Living acquisition, through June 30, 2011.

[3]	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding merger-related expenses and deal costs, gains or losses on sales of real property assets, and changes in the fair value of interest rate swaps (including amounts in discontinued operations).

[4]	“NOI” represents net operating income, which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs (including amounts in discontinued operations).

[5]	Ratios are based on total revenues for each period presented. Total revenues includes medical office building services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold as of the reporting date are excluded from this presentation.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures and reconciliations of Adjusted EBITDA and NOI to our net income or total revenues, as applicable, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On August 1, 2011, the Centers for Medicare & Medicaid Services (“CMS”) put on public display for August 18, 2011 publication its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the final rule, the LTAC PPS standard federal payment rate will increase by 1.8% in fiscal year 2012, reflecting a 2.9% increase in the market basket index, less a 1.0% productivity adjustment and an additional 0.1% negative adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). As a result, CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $126 million, or 2.5%, in fiscal year 2012 due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments and other policies adopted in the final rule.
We are currently analyzing the financial implications of the final rule issued by CMS on the operators of our long-term acute care hospitals. We cannot assure you that this rule or future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).
Medicare Reimbursement: Skilled Nursing Facilities
On July 29, 2011, CMS put on public display for August 8, 2011 publication its final rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the final rule, the update to the SNF PPS standard federal payment rate includes a 2.7% increase in the market basket index, less a 1.0% productivity adjustment mandated by the Affordable Care Act and a 12.6% “parity adjustment recalibration” to account for estimated overpayments under the RUG-IV classification model, resulting in a net 11.1% decrease in the SNF PPS standard federal payment rate for fiscal year 2012. The final rule also requires group therapy to be treated in the same manner as concurrent therapy (i.e., allocating therapy minutes among the group’s patients, rather than count the same minutes for each patient), which may additionally affect net payments to skilled nursing facilities. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will decrease by approximately $3.87 billion in fiscal year 2012. However, CMS has stated that “Even with the recalibration, the FY 2012 payment rates will be 3.4 percent higher than the rates established for FY 2010, the period immediately preceding the unintended spike in payment levels.”
We are currently analyzing the financial implications of the final rule issued by CMS on the operators of our skilled nursing facilities. We cannot assure you that this rule or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Debt Ceiling and Deficit Reduction Legislation
On August 2, 2011, President Obama and the U.S. Congress enacted legislation to lift the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.
Medicaid Reimbursement: Skilled Nursing Facilities
In an effort to address their own budget shortfalls, many state legislatures have proposed or enacted widespread changes to their Medicaid programs that are anticipated to reduce future payments to healthcare providers, including skilled nursing facility operators. At this time, we cannot predict the impact such changes would have on our skilled nursing facility operators, nor can we predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted by other states in the future. Severe and widespread rate cuts or freezes could adversely affect our skilled nursing facility operators’ ability to satisfy their obligations to us and, in turn, could have a Material Adverse Effect on us.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, a different accounting treatment may have been applied, resulting in a different presentation of our financial statements. We periodically re-evaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. In addition to the policies outlined below, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, for further information regarding the critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Long-Lived Assets and Intangibles
We record investments in real estate assets at cost. We account for acquisitions using the acquisition method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (i) internal analyses of recently acquired and existing comparable properties within our portfolio or (ii) real estate tax assessed values in relation to the total value of the asset. The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any bargain renewal periods and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized to amortization expense over the remaining life of the associated lease. We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize the value over the estimated useful life of the trade name/trademark.

In connection with a business combination, we may assume the rights and obligations of certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. For capital leases we have assumed that contain bargain purchase options, we recognize an asset based on the acquisition date fair value of the underlying asset and a liability based on the fair value of the capital lease obligation. Assets recognized under capital leases that contain bargain purchase options are depreciated over the asset’s useful life. Assumed operating leases, including ground leases, are assessed to determine if the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease arrangement is favorable or unfavorable relative to market conditions on the acquisition date, we recognize an asset or liability at fair value.
All lease related intangible assets are included within acquired lease intangibles and all lease related intangible liabilities are included within accounts payable and other liabilities on our Consolidated Balance Sheets. In addition, operating lease intangibles are valued utilizing discounted cash flow projections. The recognized asset or liability for these leases is amortized to rental expense over the term of the lease and is included in our Consolidated Statements of Income.
We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace each instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument. If applicable, we record a liability for contingent consideration at fair value as of the acquisition date (included in accounts payable and other liabilities on our Consolidated Balance Sheets) and reassess the fair value at the end of each reporting period, with any change being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met. We do not amortize goodwill, which is included in other assets on our Consolidated Balance Sheets and represents the excess of the purchase price paid over the fair value of the net assets of the acquired business.
Fair Value
We follow FASB guidance that defines fair value and provides direction for measuring fair value and making the necessary related disclosures. The guidance emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other observable inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. If an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We determined the fair value of our current investments in marketable debt securities using level two inputs. We determined the valuation allowance for loan losses based on level three inputs.
With the assistance of a third party, we estimate the fair value of our derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs. We determine the fair value of interest rate caps using forward yield curves and other relevant information. We estimate the fair value of interest rate swaps using alternative financing rates derived from market-based financing rates, forward yield curves and discount rates. We determine the fair value of foreign currency forward contracts by estimating the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculating a present value of the net amount using a discount factor based on observable traded interest rates.

We estimate the fair value of contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and by applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The inputs we used to determine fair value of contingent consideration are considered level three inputs.
Recently Issued or Adopted Accounting Standards
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05 Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 220, Comprehensive Income (“ASC 220”). ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 are effective for us beginning with the first quarter of 2012, but we do not expect ASU 2011-05 to have a significant impact on our Consolidated Financial Statements.
On January 1, 2011, we adopted ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), which impacts any public entity that enters into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of Atria Senior Living in May 2011 and our acquisition of NHP in July 2011 in “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
On January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 states that if a reporting unit has a carrying amount equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 did not impact our Consolidated Financial Statements.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. We adopted the final provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.
Results of Operations
As of June 30, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise and Atria, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, notes receivable and miscellaneous accounts receivable.

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
Three Months Ended June 30, 2011 and 2010
The table below shows our results of operations for the three months ended June 30, 2011 and 2010 and the effect on our income of changes in those results from period to period.

	For the Three Months		Increase (Decrease) to
	Ended June 30,		Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$120,129	$117,386	$2,743	2.3%
Senior Living Operations	65,743	38,808	26,935	69.4
MOB Operations	17,348	8,116	9,232	> 100
All Other	8,391	3,705	4,686	> 100

Total segment NOI	211,611	168,015	43,596	25.9

Interest and other income	78	122	(44)	(36.1)
Interest expense	(53,732)	(43,840)	(9,892)	(22.6)
Depreciation and amortization	(80,755)	(50,040)	(30,715)	(61.4)
General, administrative and professional fees	(15,554)	(9,858)	(5,696)	(57.8)
Loss on extinguishment of debt	(6)	(6,549)	6,543	99.9
Merger-related expenses and deal costs	(55,807)	(4,207)	(51,600)	(> 100)
Other	7,773	(121)	7,894	> 100

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	13,608	53,522	(39,914)	(74.6)
Loss from unconsolidated entities	(83)	—	(83)	nm
Income tax benefit (expense)	6,209	(409)	6,618	> 100

Income from continuing operations	19,734	53,113	(33,379)	(62.8)
Discontinued operations	—	5,852	(5,852)	(100.0)

Net income	19,734	58,965	(39,231)	(66.5)
Net income attributable to noncontrolling interest, net of tax	58	898	840	93.5

Net income attributable to common stockholders	$19,676	$58,067	$(38,391)	(66.1)%

nm — not meaningful
Segment NOI – Triple-Net Leased Properties
NOI for our triple-net leased properties reportable segment consists solely of rental income earned from these assets. We incur no direct operating expenses for this segment.
The increase in our triple-net leased properties reportable segment NOI for the three months ended June 30, 2011 over the same period in 2010 primarily reflects $1.6 million of additional rent resulting from the annual escalators in the rent paid under our four master lease agreements with Kindred (the “Kindred Master Leases”) effective May 1, 2011 and various escalations in the rent paid on our other existing triple-net leased properties.

Revenues related to our triple-net leased properties reportable segment consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Therefore, while occupancy information is relevant to the operations of our tenants, our revenues and financial results are not directly impacted by the overall occupancy levels or profits at the triple-net leased properties. Average occupancy rates related to triple-net leased properties we owned at June 30, 2011, for the first quarter of 2011, which is the most recent information available to us from our tenants, are shown below.

		Average Occupancy
	Number of Properties	For the Three Months
	at June 30, 2011	Ended March 31, 2011

Skilled Nursing Facilities	187	87.8%
Seniors Housing Communities	158	89.3%
Hospitals	40	59.6%
Segment NOI – Senior Living Operations
A summary of our senior living operations reportable segment NOI is as follows:

	For the Three Months		Increase (Decrease)
	Ended June 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — Senior Living Operations:
Total revenues	$202,482	$109,867	$92,615	84.3%
Less:
Property-level operating expenses	(136,739)	(71,059)	(65,680)	(92.4)

Segment NOI	$65,743	$38,808	$26,935	69.4%

Revenues related to our senior living operations reportable segment are resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in senior living operations reportable segment revenues for the three months ended June 30, 2011 over the same period in 2010 is attributed primarily to our Atria Senior Living acquisition, an increase in average daily rates and a decrease in the average Canadian dollar exchange rate. Average occupancy rates related to our senior living operations reportable segment during the three months ended June 30, 2011 and 2010 were as follows:

	Number of Properties		Average Occupancy
	at June 30,		For the Three Months Ended June 30,
	2011	2010	2011 (1)	2010
Stabilized Communities	191	80	88.3%	88.5%
Lease-Up Communities	8	2	77.7%	86.5%

Total	199	82	87.9%	88.5%

Same-Store Stabilized Communities	79	79	89.2%	88.5%

(1)	Occupancy related to the seniors housing communities acquired in connection with the Atria Senior Living acquisition reflects activity from May 12, 2011, the date of the acquisition, through June 30, 2011.
Property-level operating expenses related to our senior living operations reportable segment include labor, food, utility, marketing, management and other property operating costs. Property-level operating expenses increased for the three months ended June 30, 2011 over the same period in 2010 primarily due to our Atria Senior Living acquisition and a decrease in the average Canadian dollar exchange rate.

Segment NOI – MOB Operations
A summary of our MOB operations reportable segment NOI is as follows:

	For the Three Months		Increase (Decrease)
	Ended June 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — MOB Operations:
Rental income	$23,758	$12,240	$11,518	94.1%
Medical office building services revenue	9,822	—	9,822	nm

Total revenues	33,580	12,240	21,340	> 100
Less:
Property-level operating expenses	(8,278)	(4,124)	(4,154)	(> 100)
Medical office building services costs	(7,954)	—	(7,954)	nm

Segment NOI	$17,348	$8,116	$9,232	> 100%

nm — not meaningful
MOB operations reportable segment revenues and property-level operating expenses both increased for the three months ended June 30, 2011 over the same period in 2010 primarily due to the additional MOBs we acquired in July 2010 as part of the Lillibridge acquisition. Occupancy rates related to our MOB operations reportable segment at June 30, 2011 and 2010 were as follows:

	Number of Properties
	at June 30,		Occupancy at June 30,
	2011	2010	2011	2010
Stabilized MOBs	63	22	93.4%	94.9%
Non-Stabilized MOBs	6	4	74.7%	84.4%

Total	69	26	90.4%	92.9%

Same-Store Stabilized MOBs	22	22	92.8%	94.9%
Medical office building services revenue and costs are a direct result of the Lillibridge businesses that we acquired in July 2010.
Segment NOI – All Other
All other NOI for the three months ended June 30, 2011 and 2010 consists solely of income from loans and investments. Income from loans and investments increased for the three months ended June 30, 2011 over the same period in 2010 due primarily to a prepayment premium recognized in connection with a first mortgage loan repayment and income recognized from our senior unsecured term loan to NHP.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0 million and $0.3 million for the three months ended June 30, 2011 and 2010, respectively, increased $9.6 million for the second quarter of 2011 over the same period in 2010. This difference is attributed primarily to a $15.6 million increase in interest due to higher loan balances and $3.2 million of interest related to capital leases we assumed as part of the Atria Senior Living acquisition, partially offset by a $9.5 million decrease in interest due to lower effective interest rates. Our effective interest rate, excluding activity related to our capital leases, was 5.5% for the three months ended June 30, 2011, compared to 6.6% for the same period in 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.1 million for the three months ended June 30, 2011, compared to the same period in 2010.

Depreciation and Amortization
Depreciation and amortization increased $30.7 million for the three months ended June 30, 2011 over the same period in 2010 due primarily to the properties we acquired in connection with the Atria Senior Living acquisition.
General, Administrative and Professional Fees
General, administrative and professional fees increased $5.7 million for the three months ended June 30, 2011 over the same period in 2010 due primarily to our enterprise growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the three months ended June 30, 2010 relates primarily to our redemption in June 2010 of all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. No similar significant transactions occurred during the three months ended June 30, 2011.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for the three months ended June 30, 2011 and 2010 consisted of expenses relating to our favorable $101.6 million compensatory damages judgment against HCP, Inc. (“HCP”) and subsequent cross-appeals arising out of our Sunrise Senior Living REIT acquisition, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These deal costs primarily include certain fees and expenses incurred in connection with our Lillibridge, Atria Senior Living and NHP acquisitions.
Other
Other consists primarily of the fair value adjustment on the interest rate swaps we acquired in connection with the Atria Senior Living acquisition, partially offset by other expenses.
Loss from Unconsolidated Entities
Loss from unconsolidated entities for the three months ended June 30, 2011 relates to our noncontrolling interests in joint ventures we acquired as part of the Lillibridge acquisition. Our ownership interests in these joint ventures, which comprise 58 MOBs, range between 5% and 20%.
Income Tax Expense/Benefit
Income tax benefit for the three months ended June 30, 2011 was due primarily to our Atria Senior Living acquisition.
Discontinued Operations
We had no assets classified as discontinued operations for the three months ended June 30, 2011. Discontinued operations for the three months ended June 30, 2010 includes the operations of six assets sold during 2010.
Net Income Attributable to Noncontrolling Interest, Net of Tax
Net income attributable to noncontrolling interest, net of tax for the three months ended June 30, 2011 primarily represents our partners’ joint venture interests in six MOBs. Net income attributable to noncontrolling interest, net of tax for the three months ended June 30, 2010 primarily represents Sunrise’s share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010.

Six Months Ended June 30, 2011 and 2010
The table below shows our results of operations for the six months ended June 30, 2011 and 2010 and the effect on our income of changes in those results from period to period.

	For the Six Months		Increase (Decrease) to
	Ended June 30,		Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$238,732	$233,719	$5,013	2.1%
Senior Living Operations	102,134	72,617	29,517	40.6
MOB Operations	34,329	16,103	18,226	> 100
All Other	14,476	7,322	7,154	97.7

Total segment NOI	389,671	329,761	59,910	18.2

Interest and other income	156	385	(229)	(59.5)
Interest expense	(96,290)	(87,930)	(8,360)	(9.5)
Depreciation and amortization	(132,514)	(102,354)	(30,160)	(29.5)
General, administrative and professional fees	(30,386)	(20,541)	(9,845)	(47.9)
Loss on extinguishment of debt	(16,526)	(6,549)	(9,977)	(> 100)
Merger-related expenses and deal costs	(62,256)	(6,526)	(55,730)	(> 100)
Other	7,772	(15)	7,787	> 100

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	59,627	106,231	(46,604)	(43.9)
Loss from unconsolidated entities	(253)	—	(253)	nm
Income tax benefit (expense)	9,406	(695)	10,101	> 100

Income from continuing operations	68,780	105,536	(36,756)	(34.8)
Discontinued operations	—	6,597	(6,597)	(100.0)

Net income	68,780	112,133	(43,353)	(38.7)
Net income attributable to noncontrolling interest, net of tax	120	1,447	1,327	91.7

Net income attributable to common stockholders	$68,660	$110,686	$(42,026)	(38.0)%

nm — not meaningful
Segment NOI – Triple-Net Leased Properties
The increase in our triple-net leased properties reportable segment NOI for the six months ended June 30, 2011 over the same period in 2010 primarily reflects $3.2 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2011 and various escalations in the rent paid on our other existing triple-net leased properties.

Segment NOI — Senior Living Operations
A summary of our senior living operations reportable segment NOI is as follows:

	For the Six Months		Increase (Decrease)
	Ended June 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — Senior Living Operations:
Total revenues	$316,984	$218,353	$98,631	45.2%
Less:
Property-level operating expenses	(214,850)	(145,736)	(69,114)	(47.4)

Segment NOI	$102,134	$72,617	$29,517	40.6%

The increase in senior living operations segment reportable revenues for the six months ended June 30, 2011 over the same period in 2010 is attributed primarily to our Atria Senior Living acquisition, an increase in average daily rates and a decrease in the average Canadian dollar exchange rate. Average occupancy rates related to our senior living operations reportable segment during the six months ended June 30, 2011 and 2010 were as follows:

	Number of Properties		Average Occupancy
	at June 30,		For the Six Months Ended June 30,
	2011	2010	2011 (1)	2010
Stabilized Communities	191	80	88.8%	88.5%
Lease-Up Communities	8	2	74.7%	85.8%

Total	199	82	88.3%	88.4%

Same-Store Stabilized Communities	79	79	89.4%	88.5%

(1)	Occupancy related to the seniors housing communities acquired in connection with the Atria Senior Living acquisition reflects activity from May 12, 2011, the date of the acquisition, through June 30, 2011.
Property-level operating expenses increased for the six months ended June 30, 2011 over the same period in 2010 primarily due to our Atria Senior Living acquisition and a decrease in the average Canadian dollar exchange rate.
Segment NOI — MOB Operations
A summary of our MOB operations reportable segment NOI is as follows:

	For the Six Months		Increase (Decrease)
	Ended June 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — MOB Operations:
Rental income	$47,994	$24,429	$23,565	96.5%
Medical office building services revenue	16,779	—	16,779	nm

Total revenues	64,773	24,429	40,344	> 100
Less:
Property-level operating expenses	(16,954)	(8,326)	(8,628)	(> 100)
Medical office building services costs	(13,490)	—	(13,490)	nm

Segment NOI	$34,329	$16,103	$18,226	> 100%

nm — not meaningful

MOB operations reportable segment revenues and property-level operating expenses both increased for the six months ended June 30, 2011 over the same period in 2010 primarily due to the additional MOBs we acquired in July 2010 as part of the Lillibridge acquisition.
Medical office building services revenue and costs are a direct result of the Lillibridge businesses that we acquired in July 2010.
Segment NOI — All Other
All other NOI for the six months ended June 30, 2011 and 2010 consists solely of income from loans and investments. Income from loans and investments increased for the six months ended June 30, 2011 over the same period in 2010 due primarily to gains recorded related to the sale of marketable debt securities, prepayment premiums recognized in connection with loan repayments and income recognized from our senior unsecured term loan to NHP.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0 million and $0.7 million for the six months ended June 30, 2011 and 2010, respectively, increased $7.7 million for the six months ended June 30, 2011 over the same period in 2010. This difference is attributed primarily to a $16.9 million increase in interest due to higher loan balances and $3.2 million of interest related to the capital leases we assumed as part of the Atria Senior Living acquisition, partially offset by a $12.8 million decrease in interest due to lower effective interest rates. Our effective interest rate, excluding activity related to our capital leases, was 5.7% for the six months ended June 30, 2011, compared to 6.6% for the same period in 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.2 million for the six months ended June 30, 2011, compared to the same period in 2010.
Depreciation and Amortization
Depreciation and amortization increased $30.2 million for the six months ended June 30, 2011 over the same period in 2010 due primarily to our Atria Senior Living acquisition.
General, Administrative and Professional Fees
General, administrative and professional fees increased $9.8 million for the six months ended June 30, 2011 over the same period in 2010 due primarily to our enterprise growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the six months ended June 30, 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011. The loss on extinguishment of debt for the six months ended June 30, 2010 relates primarily to our redemption in June 2010 of all $142.7 million principal amount then outstanding of our 7?% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for the six months ended June 30, 2011 and 2010 consisted of expenses relating to our favorable $101.6 million compensatory damages judgment against HCP and subsequent cross-appeals arising out of our Sunrise Senior Living REIT acquisition, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These deal costs primarily include certain fees and expenses incurred in connection with our Lillibridge, Atria Senior Living and NHP acquisitions.
Other
Other consists primarily of the fair value adjustment on the interest rate swaps we acquired in connection with the Atria Senior Living acquisition, partially offset by other expenses.

Loss from Unconsolidated Entities
Loss from unconsolidated entities for the six months ended June 30, 2011 relates to our noncontrolling interests in joint ventures we acquired as part of the Lillibridge acquisition. Our ownership interests in these joint ventures, which comprise 58 MOBs, range between 5% and 20%.
Income Tax Expense/Benefit
Income tax benefit for the six months ended June 30, 2011 was due primarily to our Atria Senior Living acquisition.
Discontinued Operations
We had no assets classified as discontinued operations for the six months ended June 30, 2011. Discontinued operations for the six months ended June 30, 2010 includes the operations of seven assets sold during 2010.
Net Income Attributable to Noncontrolling Interest, Net of Tax
Net income attributable to noncontrolling interest, net of tax for the six months ended June 30, 2011 primarily represents our partners’ joint venture interests in six MOBs. Net income attributable to noncontrolling interest, net of tax for the six months ended June 30, 2010 primarily represents Sunrise’s share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010.
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

Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries, if any, relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early debt retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the reversal or incurrence of contingent consideration and liabilities; and (g) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of interest rate swaps.
Our FFO and normalized FFO for the three and six months ended June 30, 2011 and 2010 are summarized in the following table.

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net income attributable to common stockholders	$19,676	$58,067	$68,660	$110,686
Adjustments:
Real estate depreciation and amortization	80,172	49,787	131,345	101,872
Real estate depreciation related to noncontrolling interest	(210)	(1,680)	(414)	(3,406)
Real estate depreciation related to unconsolidated entities	931	—	1,966	—
Discontinued operations:
Gain on sale of real estate assets	—	(5,041)	—	(5,225)
Depreciation on real estate assets	—	145	—	368

FFO	100,569	101,278	201,557	204,295
Adjustments:
Income tax benefit	(6,209)	(150)	(9,406)	(283)
Loss on extinguishment of debt	6	6,549	16,526	6,549
Merger-related expenses and deal costs	55,807	4,207	62,256	6,526
Amortization of other intangibles	255	—	511	—
Change in fair value of interest rate swaps	(8,887)	—	(8,887)	—

Normalized FFO	$141,541	$111,884	$262,557	$217,087

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of interest rate swaps (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$19,734	$58,965	$68,780	$112,133
Adjustments:
Interest	53,732	44,172	96,290	88,631
Loss on extinguishment of debt	6	6,549	16,526	6,549
Taxes (including amounts in general, administrative and professional fees)	(5,892)	659	(8,821)	1,195
Depreciation and amortization	80,755	50,185	132,514	102,722
Non-cash stock-based compensation expense	4,352	3,057	8,368	6,089
Merger-related expenses and deal costs	55,807	4,207	62,256	6,526
Gain on sale of real property assets	—	(5,041)	—	(5,225)
Change in fair value of interest rate swaps	(8,887)	—	(8,887)	—

Adjusted EBITDA	$199,607	$162,753	$367,026	$318,620

NOI
We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the three and six months ended June 30, 2011 and 2010:

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(In thousands)

Total revenues	$364,660	$243,320	$635,121	$484,208
Less:
Interest and other income	78	122	156	385
Property-level operating expenses	145,017	75,183	231,804	154,062
Medical office building services costs	7,954	—	13,490	—

NOI (excluding amounts in discontinued operations)	211,611	168,015	389,671	329,761
Discontinued operations	—	1,063	—	2,216

NOI (including amounts in discontinued operations)	$211,611	$169,078	$389,671	$331,977

Liquidity and Capital Resources
During the six months ended June 30, 2011, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, proceeds from our loans receivable and marketable securities portfolios and cash on hand. For the remainder of 2011, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our convertible notes due November 15, 2011; (iv) fund capital expenditures for our senior living operations and MOB operations reportable segments; (v) fund acquisitions, investments and/or commitments and any development activities; and (vi) make distributions to our stockholders, as required for us to continue to qualify as a REIT. We funded the Atria Senior Living transaction, including deal costs, through the issuance of 24.96 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and assumed mortgage financing. We funded the NHP transaction, including deal costs, through the issuance of 99.8 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of debt. We believe that our other liquidity needs will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuance of equity securities, proceeds from sales of assets and borrowings under our unsecured revolving credit facilities. However, if these sources of capital are not available and/or if we make a significant amount of acquisitions and investments, we may be required to obtain funding from additional borrowings, assume existing debt from the seller, dispose of assets (in whole or in part through joint venture arrangements with third parties) and/or issue secured or unsecured long-term debt or other securities.
As of June 30, 2011, we had a total of $26.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. At June 30, 2011, we also had escrow deposits and restricted cash of $64.3 million and $851.2 million of unused borrowing capacity available under our unsecured revolving credit facilities.
Unsecured Revolving Credit Facilities and Term Loan
At June 30, 2011, we had $1.0 billion of aggregate borrowing capacity under our unsecured revolving credit facilities, all of which matures on April 26, 2012. Borrowings under our unsecured revolving credit facilities bear interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At June 30, 2011, the applicable percentage was 2.30%. Our unsecured revolving credit facilities also have a 20 basis point facility fee.
In connection with the NHP acquisition, we acquired additional liquidity from an $800.0 million senior unsecured term loan previously extended to NHP. At our option, borrowings under the term loan, which are available from time to time on a non-revolving basis, bear interest at the applicable LIBOR plus 1.50% (1.69% at June 30, 2011) or the “Alternate Base Rate” plus 0.50% (3.75% at June 30, 2011). We pay a facility fee of 0.10% per annum on the unused commitments under the term loan agreement. Borrowings under the term loan mature on June 1, 2012. As of the date of this filing, there was approximately $250.0 million of borrowings outstanding under the term loan, and we were in compliance with all covenants under the term loan.
Mortgages
We assumed mortgage debt of $1.2 billion and $0.4 billion, respectively, in connection with the Atria Senior Living and NHP acquisitions.
In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with this repayment during the first quarter of 2011.
Equity Offerings
In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.
On May 19, 2011, we filed a shelf registration statement relating to the resale by the selling stockholders of the shares of our common stock issued as partial consideration for the Atria Senior Living acquisition.

Senior Notes
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses. We used a portion of the proceeds from the issuance to fund a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021.
In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of approximately $206.5 million, plus accrued and unpaid interest, on the redemption date and expect to recognize a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.
As a result of the NHP acquisition, we assumed approximately $991.7 million aggregate principal amount of outstanding unsecured senior notes. On July 15, 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP’s 6.50% senior notes due 2011 upon maturity. The remaining NHP senior notes outstanding bear interest at fixed rates ranging from 6.00% to 8.25% per annum and have maturity dates ranging between July 1, 2012 and July 7, 2038, subject in certain cases to earlier repayment at the option of the holder.
Cash Flows
The following is a summary of our sources and uses of cash flows for the six months ended June 30, 2011 and 2010:

	For the Six Months
	Ended June 30,		Change
	2011	2010	$	%
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$21,812	$107,397	$(85,585)	79.7%
Net cash provided by operating activities	186,300	207,717	(21,417)	10.3
Net cash used in investing activities	(744,606)	(21,437)	(723,169)	> 100
Net cash provided by (used in) financing activities	563,095	(265,835)	828,930	> 100
Effect of foreign currency translation on cash and cash equivalents	101	(48)	149	> 100

Cash and cash equivalents at end of period	$26,702	$27,794	$(1,092)	3.9%

Cash Flows from Operating Activities
Cash flows from operating activities decreased during the six months ended June 30, 2011 over the same period in 2010 primarily due to higher merger-related expenses and deal costs and interest expense, partially offset by higher NOI from our senior living and MOB operations.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2011 and 2010 consisted primarily of our investments in real estate ($264.5 million and $22.9 million in 2011 and 2010, respectively), purchase of noncontrolling interests ($3.3 million in 2011), investments in loans receivable ($612.9 million and $15.8 million in 2011 and 2010, respectively) and capital expenditures ($19.2 million and $7.1 million in 2011 and 2010, respectively). These uses were offset by proceeds from real estate disposals ($23.0 million in 2010), proceeds from loans receivable ($132.4 million and $1.3 million in 2011 and 2010, respectively) and proceeds from the sale of marketable debt securities ($23.1 million in 2011).
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2011 consisted primarily of $99.5 million of net borrowings under our unsecured revolving credit facilities, $704.1 million of proceeds from the issuance of debt and $299.9 million of net proceeds from the issuance of common stock. These cash inflows were partially offset by $337.4 million of debt repayments and $201.9 million of cash dividend payments to common stockholders.

Cash used in financing activities during the six months ended June 30, 2010 consisted primarily of $215.2 million of debt repayments, $167.8 million of cash dividend payments to common stockholders, $4.3 million of distributions to noncontrolling interests and $1.8 million of payments for deferred financing costs. These uses were partially offset by $117.3 million of net borrowings under our unsecured revolving credit facilities.
Capital Expenditures
Our tenants generally bear the responsibility of maintaining and improving our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. After the terms of the triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we anticipate funding any capital expenditures for which we may become responsible by cash flows from operations or through additional borrowings. With respect to our senior living operations and MOB operations reportable segments, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.
Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of June 30, 2011:

		Less than 1			More than 5
	Total	year (5)	1-3 years (6)	3-5 years (7)	years (8)
	(In thousands)
Long-term debt obligations (1)(2)	$6,087,876	$941,931	$1,096,090	$1,399,207	$2,650,648
Capital lease obligations (3)	215,785	9,410	19,146	19,653	167,576
Acquisition commitments (4)	122,000	122,000	—	—	—
Operating and ground lease obligations	259,893	15,379	24,005	19,546	200,963

Total	$6,685,554	$1,088,720	$1,139,241	$1,438,406	$3,019,187

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of June 30, 2011.

(3)	Excludes capital leases with NHP, which are being eliminated in consolidation beginning July 1, 2011, the effective date of the NHP acquisition.

(4)	Represents our commitments for the acquisitions of two seniors housing communities.

(5)	Includes $230.0 million outstanding principal amount of our 3 7/8% convertible senior notes due 2011, $200.0 million outstanding principal amount of our 6 1/2% senior notes due 2016 that were redeemed in July 2011, $139.5 million of borrowings outstanding under our unsecured revolving credit facilities that mature in 2012, and $82.4 million outstanding principal amount of our 9% senior notes due 2012.

(6)	Includes $200.0 million of borrowings under our unsecured term loan due 2013.

(7)	Includes $400.0 million outstanding principal amount of our 3.125% senior notes due 2015 and the remaining $200.0 million outstanding principal amount of our 6 1/2% senior notes due 2016.

(8)	Includes $225.0 million outstanding principal amount of our 6 3/4% senior notes due 2017 and $700.0 million outstanding principal amount of our 4.750% senior notes due 2021.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of June 30, 2011 and December 31, 2010:

	As of	As of
	June 30, 2011	December 31, 2010
	(In thousands)

Gross book value	$4,278,463	$2,771,696
Fair value (1)	4,269,879	2,900,143
Fair value reflecting change in interest rates: (1)
-100 BPS	4,470,769	3,008,630
+100 BPS	4,082,956	2,794,140

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and the assumption of debt in connection with the Atria Senior Living acquisition.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of	As of	As of
	June 30,	December 31,	June 30,
	2011	2010	2010
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$2,237,433	$1,537,433	$1,009,087
Mortgage loans and other	1,873,164	1,234,263	1,307,513
Variable rate:
Unsecured revolving credit facilities	139,500	40,000	126,269
Mortgage loans and other	371,277	115,258	166,774

Total	$4,621,374	$2,926,954	$2,609,643

Percent of total debt:
Fixed rate:
Senior notes and other	48.4%	52.5%	38.7%
Mortgage loans and other	40.6%	42.2%	50.1%
Variable rate:
Unsecured revolving credit facilities	3.0%	1.4%	4.8%
Mortgage loans and other	8.0%	3.9%	6.4%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.0%	5.1%	6.2%
Mortgage loans and other	6.2%	6.2%	6.3%
Variable rate:
Unsecured revolving credit facilities	2.5%	3.1%	3.2%
Mortgage loans and other	2.0%	1.5%	1.7%
Total	5.2%	5.4%	5.8%
The variable rate debt in the table above reflects, in part, the effect of $167.9 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. The increase in our outstanding variable rate debt from December 31, 2010 is primarily attributable to debt assumed in connection with the Atria Senior Living acquisition and borrowings under our unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2011, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in the outstanding balance as of June 30, 2011, interest expense for 2011 would increase by approximately $4.9 million, or $0.03 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of June 30, 2011 and December 31, 2010, the fair value of our marketable debt securities held at June 30, 2011, which had an original cost of $37.8 million, was $43.8 million and $43.4 million, respectively. In January and March 2011, we sold marketable debt securities and received proceeds of approximately $10.6 million and $12.5 million, respectively. As of June 30, 2011, the fair value of our loans receivable was $635.1 million and was based on our estimates of currently prevailing rates for comparable loans.

We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our senior living operations in Canada. Based on results for the six months ended June 30, 2011, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our results from operations would decrease or increase, as applicable, by approximately $0.1 million for the six-month period. If we increase our international presence through investments in, and/or acquisitions or development of, seniors housing and/or healthcare assets outside the United States, we may also decide to transact additional business in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2011, at the reasonable assurance level.
Internal Control Over Financial Reporting
In May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living. As a result of the transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel. During the initial transition period following this acquisition, which will include the remainder of 2011, we believe we have implemented adequate procedures and controls to ensure that the financial information of these properties is materially correct and properly reflected in our Consolidated Financial Statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.
Except as described above, during the second quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following risk factors reflect certain modifications of, or additions to, the risk factors continued in our Annual Report on Form 10-K for the year ended December 31, 2010 primarily as a result of our Atria Senior Living and NHP acquisitions.
The properties managed by Sunrise and Atria account for a significant portion of our revenues and operating income; Although Sunrise and Atria are managers, not tenants, in our properties, adverse developments in their business and affairs or financial condition could have a Material Adverse Effect on us.
As of June 30, 2011, Sunrise and Atria, collectively, managed 196 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our total revenues and operating income. Although we have various rights as owner under the Sunrise and Atria management agreements, we rely on Sunrise’s and Atria’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise and Atria to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate those properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Sunrise’s and Atria’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise or Atria to enhance its pay and benefits package to compete effectively for such personnel, and Sunrise or Atria may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise or Atria to attract and retain qualified personnel, or changes in Sunrise’s or Atria’s senior management could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
Because Sunrise and Atria do not lease properties from us, we are not directly exposed to their credit risk. However, any adverse developments in Sunrise’s or Atria’s business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Sunrise or Atria experiences any significant financial, legal, accounting or regulatory difficulties due to the weakened economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.
The acquisition of NHP presents certain risks to our business and operations.
In July 2011, we acquired NHP in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of February 27, 2011, at the effective time of the merger, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares.
The NHP acquisition presents certain risks to our business and operations, including, among other things, that:
•	we may be unable to successfully integrate our business and NHP’s business and realize the anticipated benefits of the merger or do so within the anticipated timeframe;
•	we may not be able to effectively manage our expanded operations;
•	changes to the composition of our board of directors made upon completion of the merger may affect future decisions relating to our company;
•	we may be unable to retain key employees;
•	the market price of our common stock may decline; and
•	we may be unable to continue paying dividends at the current rate.
We cannot assure you that we will be able to integrate NHP’s business without encountering difficulties or that any such difficulties will not have a Material Adverse Effect on us.
The weakened economy could adversely impact our operating income and earnings, as well as the results of operations of our tenants and operators, which could impair their ability to meet their obligations to us.
Continued concerns about the U.S. economy and the systemic impact of high unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. This difficult operating environment could adversely affect our ability to generate revenues and/or increase our costs in our senior living and MOB operations, thereby reducing our operating income and earnings. It could also have an adverse impact on the ability of our tenants and operators to maintain occupancy and rates in our properties, which could harm their financial condition. These economic conditions could cause us to experience operating deficiencies in our senior living and MOB operations and/or cause our tenants and operators to be unable to meet their rental payments and other obligations due to us, which could have a Material Adverse Effect on us.

If the federal government’s borrowing authority is not increased as needed to meet its future financial obligations or if the debt rating on U.S. government securities is downgraded, our access to and cost of capital may be adversely affected; Any legislation to address the federal government’s borrowing authority or projected operating deficit could have a material adverse effect on our operators’ liquidity, financial condition or results of operations.
The amount of debt that the federal government is permitted to incur (the “debt ceiling”) is limited by statute and can be increased only by legislation adopted by the U.S. Congress. Prior to the passage of the Budget Control Act of 2011 (the “Budget Control Act”), the U.S. Department of the Treasury had indicated in public statements that, without an increase of the debt ceiling, the federal government would be unable to meet all of its financial commitments beginning in August 2011. Despite the legislation enacted on August 2, 2011 to lift the debt ceiling and reduce the federal government’s projected operating deficit, the federal government’s failure to further increase the debt ceiling as needed to meet its future financial commitments and/or a downgrade in the debt rating on U.S. government securities could lead to a weakened U.S. dollar, rising interest rates and constrained access to capital, which could materially adversely affect the U.S. and global economies, increase our costs of borrowing and have a Material Adverse Effect on us.
To implement the Budget Control Act, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.
We are exposed to various operational risks, liabilities and claims with respect to our operating assets that may adversely affect our ability to generate revenues and/or increase our costs and could have a Material Adverse Effect on us.
We are exposed to various operational risks, liabilities and claims with respect to our operating assets, including our third-party managed seniors housing communities and our MOBs, that may adversely affect our ability to generate revenues and/or increase our costs, thereby reducing our profitability. These risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in costs of materials, energy, labor (as a result of unionization or otherwise) and services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims and the availability and costs of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies at our operating assets which could have a Material Adverse Effect on us.
We have only limited rights to terminate our management agreements with Sunrise and Atria, and we may be unable to replace Sunrise or Atria if our management agreements are terminated or not renewed.
We are parties to long-term management agreements with each of Sunrise and Atria pursuant to which Sunrise and Atria, collectively, provide comprehensive property management services with respect to 196 of our seniors housing communities.
Each management agreement with Sunrise has an original term of 30 years commencing as early as 2004, and each management agreement with Atria has a term of ten years, subject to successive automatic ten-year renewal periods. Each management agreement with Sunrise or Atria may be terminated by us upon the occurrence of an event of default by Sunrise or Atria, respectively, in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any licenses or certificates necessary for operation), subject in most cases to Sunrise’s or Atria’s rights to cure such defaults. Each management agreement with Sunrise or Atria may also be terminated upon the occurrence of certain insolvency events relating to Sunrise or Atria, respectively. In addition, we may terminate each management agreement with Sunrise based on the failure to achieve certain net operating income targets or to comply with certain expense control covenants and each management agreement with Atria based on the failure to achieve certain net operating income targets. Under certain circumstances, we may also terminate each management agreement with Atria upon the payment of a fee. However, various legal and contractual considerations may limit or delay our exercise of any or all of these termination rights.
In the event that our management agreements with Sunrise or Atria are terminated for any reason or are not renewed upon expiration of their terms, we will have to find another manager for the properties covered by those agreements. We believe there are a number of qualified national and regional seniors care providers that would be interested in managing our seniors housing communities. However, we cannot assure you that we will be able to locate another suitable manager or, if we are successful in locating such a manager, that it will manage the properties effectively. Moreover, any such replacement manager would require approval by the applicable regulatory authority and, in most cases, the mortgage lender of the applicable property. We cannot assure you that such approvals would be granted or that, if granted, the process of seeking such approvals would not cause delay. Any inability or lengthy delay in replacing Sunrise or Atria as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

Revenues from our senior living operations are dependent on private pay sources; Events which adversely affect the ability of seniors to afford our daily resident fees could cause our occupancy rates, resident fee revenues and results of operations to decline.
By and large, assisted and independent living services currently are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Hence, substantially all of the resident fee revenues generated by our senior living operations are derived from private pay sources consisting of income or assets of residents or their family members. In general, due to the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. The current economic downturn and depressed housing market, as well as other events such as changes in demographics, could adversely affect the ability of seniors to afford these fees. If the managers of our seniors housing communities are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident fee revenues and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.
Termination of resident lease agreements could adversely affect our revenues and earnings.
Applicable regulations governing assisted living communities generally require written resident lease agreements with each resident. Most of these regulations also require that each resident have the right to terminate the resident lease agreement for any reason on reasonable notice. Consistent with these regulations, the resident lease agreements signed by the managers of our seniors housing communities generally allow residents to terminate their lease agreements on 30 days’ notice. Thus, our managers cannot contract with residents to stay for longer periods of time, unlike typical apartment leasing arrangements with terms of up to one year or longer. In addition, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if our units remained unoccupied, then our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
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
As a result, the tenants, operators and managers of our properties could incur large funded and unfunded professional liability expense, which could materially adversely affect their liquidity, financial condition and results of operations, and, in turn, their ability to make rental payments under, or otherwise comply with the terms of, their leases with us or, in the case of our senior living operations, our results of operations, which could have a Material Adverse Effect on us.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document	Location of Document

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Filed herewith.

3.2	Fourth Amended and Restated By-laws, as amended, of Ventas, Inc.	Filed herewith.

10.1	Registration Rights Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2011.

10.2	Lockup Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2011.

10.3	Ownership Limit Waiver Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2011.

10.4	Director Appointment Agreement, dated as of May 12, 2011, by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2011.

10.5	Loan Agreement, dated May 17, 2011, by and between Ventas Realty, Limited Partnership and Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 20, 2011.

10.6
Term Loan Agreement, dated as of June 3, 2011, among Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.), the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on June 6, 2011.

10.7	Guaranty Agreement, dated as of July 1, 2011, among Ventas, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 11, 2011.

10.8	Letter Agreement, dated as of June 30, 2011, between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

Exhibit
Number	Description of Document	Location of Document

10.9	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Proxy Statement of Nationwide Health Properties, Inc. (File No. 001-09028), filed pursuant to Section 14(a) of the Exchange Act on March 24, 2005.

10.10	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

10.11	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nationwide Health Properties, Inc. (File No. 001-09028) for the quarter ended March 31, 2006.

10.12	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

10.13	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc., dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: August 5, 2011

Ventas, Inc.
By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Filed herewith.

3.2	Fourth Amended and Restated By-laws, as amended, of Ventas, Inc.	Filed herewith.

10.1	Registration Rights Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on May 18, 2011.

10.2	Lockup Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on May 18, 2011.

10.3	Ownership Limit Waiver Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed on May 18, 2011.

10.4	Director Appointment Agreement, dated as of May 12, 2011, by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on May 18, 2011.

10.5	Loan Agreement, dated May 17, 2011, by and between Ventas Realty, Limited Partnership and Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 20, 2011.

10.6
Term Loan Agreement, dated as of June 3, 2011, among Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.), the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on June 6, 2011.

10.7	Guaranty Agreement, dated as of July 1, 2011, among Ventas, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 11, 2011.

10.8	Letter Agreement, dated as of June 30, 2011, between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

Exhibit
Number	Description of Document	Location of Document

10.9	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan	Incorporated by reference to Appendix B to the Proxy Statement of Nationwide Health Properties, Inc. (File No. 001-09028), filed pursuant to Section 14(a) of the Exchange Act on March 24, 2005.

10.10	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

10.11	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Nationwide Health Properties, Inc. (File No. 001-09028) for the quarter ended March 31, 2006.

10.12	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

10.13	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc., dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Current Report on Form 8-K of Nationwide Health Properties, Inc. (File No. 001-09028), filed on November 3, 2008.

12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.