Form 10-Q
period 2011-09-30
VENTAS INC
filed 2011-11-07
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 31, 2011:

Common Stock, $0.25 par value	287,921,317

VENTAS, INC.
FORM 10-Q
INDEX

Page
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements	3

Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010	3

Consolidated Statements of Income for the Three and Nine Months Ended September 30, 2011 and 2010	4

Consolidated Statements of Equity for the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010	5

Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010	6

Notes to Consolidated Financial Statements	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	45

Item 3. Quantitative and Qualitative Disclosures About Market Risk	69

Item 4. Controls and Procedures	71

PART II — OTHER INFORMATION

Item 1. Legal Proceedings	72

Item 1A. Risk Factors	72

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	75

Item 6. Exhibits	76

Exhibit 12.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)	(Audited)

Assets
Real estate investments:
Land and improvements	$1,584,842	$559,072
Buildings and improvements	15,289,744	6,035,295
Construction in progress	60,978	6,519
Acquired lease intangibles	821,613	146,813

	17,757,177	6,747,699
Accumulated depreciation and amortization	(1,761,135)	(1,468,180)

Net real estate property	15,996,042	5,279,519
Secured loans receivable, net	302,264	149,263
Investments in unconsolidated entities	119,322	15,332

Net real estate investments	16,417,628	5,444,114
Cash and cash equivalents	57,482	21,812
Escrow deposits and restricted cash	84,783	38,940
Deferred financing costs, net	12,424	19,533
Other assets	633,453	233,622

Total assets	$17,205,770	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$6,313,141	$2,900,044
Accrued interest	65,985	19,296
Accounts payable and other liabilities	1,128,706	207,143
Deferred income taxes	274,852	241,333

Total liabilities	7,782,684	3,367,816

Redeemable OP unitholder interests	92,817	—
Commitments and contingencies

Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 and 300,000 shares authorized at September 30, 2011 and December 31, 2010, respectively; 287,962 and 157,279 shares issued at September 30, 2011 and December 31, 2010, respectively	72,025	39,391
Capital in excess of par value	9,595,495	2,576,843
Accumulated other comprehensive income	19,237	26,868
Retained earnings (deficit)	(439,015)	(255,628)
Treasury stock, 37 and 14 shares at September 30, 2011 and December 31, 2010, respectively	(1,980)	(748)

Total Ventas stockholders’ equity	9,245,762	2,386,726
Noncontrolling interest	84,507	3,479

Total equity	9,330,269	2,390,205

Total liabilities and equity	$17,205,770	$5,758,021

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Revenues:
Rental income:
Triple-net leased	$211,479	$117,906	$450,211	$351,625
Medical office buildings	58,398	22,817	106,392	47,246

	269,877	140,723	556,603	398,871
Resident fees and services	276,364	113,182	593,348	331,535
Medical office building and other services revenue	9,271	6,711	26,050	6,711
Income from loans and investments	10,072	4,014	24,548	11,336
Interest and other income	373	35	529	420

Total revenues	565,957	264,665	1,201,078	748,873

Expenses:
Interest	73,756	45,519	170,046	133,449
Depreciation and amortization	161,027	52,104	293,541	154,458
Property-level operating expenses:
Senior living	188,856	74,066	403,706	219,802
Medical office buildings	20,305	7,941	37,259	16,267

	209,161	82,007	440,965	236,069
Medical office building services costs	6,347	4,633	19,837	4,633
General, administrative and professional fees	20,624	15,278	51,010	35,819
Loss on extinguishment of debt	8,685	—	25,211	6,549
Litigation proceeds, net	(85,327)	—	(85,327)	—
Merger-related expenses and deal costs	69,350	5,142	131,606	11,668
Other	14,436	(419)	6,664	(404)

Total expenses	478,059	204,264	1,053,553	582,241

Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	87,898	60,401	147,525	166,632
Income (loss) from unconsolidated entities	182	(392)	(71)	(392)
Income tax benefit (expense)	13,904	(1,657)	23,310	(2,352)

Income from continuing operations	101,984	58,352	170,764	163,888
Discontinued operations	—	542	—	7,139

Net income	101,984	58,894	170,764	171,027
Net (loss) income attributable to noncontrolling interest (net of tax of $0 and $613 for the three months ended 2011 and 2010, respectively, and $0 and $1,591 for the nine months ended 2011 and 2010, respectively)	(901)	996	(781)	2,443

Net income attributable to common stockholders	$102,885	$57,898	$171,545	$168,584

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.36	$0.37	$0.82	$1.03
Discontinued operations	—	0.00	—	0.05

Net income attributable to common stockholders	$0.36	$0.37	$0.82	$1.08

Diluted:
Income from continuing operations attributable to common stockholders	$0.35	$0.37	$0.81	$1.02
Discontinued operations	—	0.00	—	0.05

Net income attributable to common stockholders	$0.35	$0.37	$0.81	$1.07

Weighted average shares used in computing earnings per common share:
Basic	287,365	156,631	208,470	156,566
Diluted	290,794	157,941	210,850	157,453

Dividends declared per common share	$0.4486	$0.535	$1.725	$1.605
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2011 and the Year Ended December 31, 2010
(In thousands, except per share amounts)

			Accumulated
	Common	Capital in	Other	Retained		Total Ventas
	Stock Par	Excess of	Comprehensive	Earnings	Treasury	Stockholders’	Noncontrolling
	Value	Par Value	Income	(Deficit)	Stock	Equity	Interest	Total Equity
Balance at January 1, 2010	$39,160	$2,573,039	$19,669	$(165,710)	$(647)	$2,465,511	$18,549	$2,484,060

Comprehensive Income:
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Foreign currency translation	—	—	6,951	—	—	6,951	—	6,951
Change in unrealized gain on marketable debt securities	—	—	354	—	—	354	—	354
Other	—	—	(106)	—	—	(106)	—	(106)

Comprehensive income	—	—	—	—	—	253,366	3,562	256,928

Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders — $2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)

Balance at December 31, 2010	39,391	2,576,843	26,868	(255,628)	(748)	2,386,726	3,479	2,390,205

Comprehensive Income:
Net income	—	—	—	171,545	—	171,545	(781)	170,764
Foreign currency translation	—	—	(4,234)	—	—	(4,234)	—	(4,234)
Change in unrealized gain on marketable debt securities	—	—	(2,964)	—	—	(2,964)	—	(2,964)
Other	—	—	(433)	—	—	(433)	—	(433)

Comprehensive income	—	—	—	—	—	163,914	(781)	163,133

Acquisition-related activity	31,202	6,711,054	—	—	(4,326)	6,737,930	83,702	6,821,632
Net change in noncontrolling interest	—	(3,170)	—	—	—	(3,170)	(1,893)	(5,063)
Dividends to common stockholders — $1.725 per share	—	—	—	(354,932)	—	(354,932)	—	(354,932)
Issuance of common stock	1,390	298,311	—	—	—	299,701	—	299,701
Issuance of common stock for stock plans	9	14,402	—	—	307	14,718	—	14,718
Adjust redeemable OP unitholder interests to current fair value	—	1,582	—	—	—	1,582	—	1,582
Grant of restricted stock, net of forfeitures	33	(3,527)	—	—	2,787	(707)	—	(707)

Balance at September 30, 2011	$72,025	$9,595,495	$19,237	$(439,015)	$(1,980)	$9,245,762	$84,507	$9,330,269

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months
	Ended September 30,
	2011	2010
Cash flows from operating activities:
Net income	$170,764	$171,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	293,541	154,922
Amortization of deferred revenue and lease intangibles, net	(15,454)	(4,580)
Other non-cash amortization	(6,185)	6,455
Change in fair value of financial instruments	2,898	—
Stock-based compensation	13,596	10,128
Straight-lining of rental income, net	(9,254)	(7,975)
Loss on extinguishment of debt	25,211	6,549
Net gain on sale of real estate assets (including amounts in discontinued operations)	—	(5,393)
Gain on real estate loan investments	(3,255)	—
Gain on sale of marketable securities	(733)	—
Income tax (benefit) expense	(23,310)	2,352
Loss from unconsolidated entities	71	392
Other	2,004	(8)
Changes in operating assets and liabilities:
Increase in other assets	(27,009)	(9,017)
Increase in accrued interest	19,141	15,763
Increase in accounts payable and other liabilities	1,875	5,504

Net cash provided by operating activities	443,901	346,119
Cash flows from investing activities:
Net investment in real estate property	(344,687)	(239,157)
Purchase of noncontrolling interest	(3,319)	—
Investment in loans receivable	(619,859)	(38,725)
Proceeds from real estate disposals	14,961	25,597
Proceeds from loans receivable	138,934	1,552
Proceeds from sale of marketable securities	23,050	—
Development project expenditures	(23,233)	(1,649)
Capital expenditures	(28,658)	(11,594)
Other	(113)	(4,500)

Net cash used in investing activities	(842,924)	(268,476)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	434,000	233,004
Proceeds from debt	957,753	201,237
Repayment of debt	(895,043)	(331,378)
Payment of deferred financing costs	(1,898)	(1,872)
Issuance of common stock, net	299,926	—
Cash distribution to common stockholders	(354,932)	(251,921)
Cash distribution to redeemable OP unitholders	(4,038)	—
Contributions from noncontrolling interest	2	818
Distributions to noncontrolling interest	(1,997)	(6,633)
Other	1,017	5,426

Net cash provided by (used in) financing activities	434,790	(151,319)

Net increase (decrease) in cash and cash equivalents	35,767	(73,676)
Effect of foreign currency translation on cash and cash equivalents	(97)	69
Cash and cash equivalents at beginning of period	21,812	107,397

Cash and cash equivalents at end of period	$57,482	$33,790

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$11,034,620	$125,846
Other assets acquired	431,679	(385)
Debt assumed	3,508,226	125,320
Other liabilities	992,122	141
Deferred income tax liability	43,889	—
Redeemable OP unitholder interests	100,430	—
Noncontrolling interests	83,702	—
Equity issued	6,737,930	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1 — DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2011, our portfolio consisted of 1,361 properties: 673 seniors housing communities, 398 skilled nursing facilities, 47 hospitals and 243 medical office buildings (“MOBs”) and other properties in 46 states, the District of Columbia and two Canadian provinces. We are a constituent member of the S&P 500® index, a leading indicator of the large cap U.S. equities market, with our headquarters located in Chicago, Illinois.
Our primary business consists of acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third party managers. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), which we acquired in July 2011 in connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”), we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make real estate loans and other investments relating to seniors housing and healthcare companies or properties.
As of September 30, 2011, we leased 927 of our properties (excluding MOBs) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses (including maintenance, utilities, repairs, taxes, insurance and capital expenditures), and we engaged independent third parties, such as Sunrise Senior Living, Inc. (together with its subsidiaries, “Sunrise”) and Atria Senior Living, Inc. (“Atria”), to manage 199 of our seniors housing communities pursuant to long-term management agreements.
NOTE 2 — ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011. Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
We apply FASB guidance for arrangements with variable interest entities (“VIEs”), which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both of the following characteristics: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the entity. We perform this analysis on an ongoing basis. At September 30, 2011, we did not have any unconsolidated VIEs.

We also apply FASB guidance related to investments in joint ventures based on the type of rights held by the limited partner(s) which may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner and we reassess if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases, including the majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2011 and December 31, 2010, this net cumulative excess totaled $95.5 million and $86.3 million, respectively.
Our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of twelve to eighteen months and are cancelable by the resident upon 30 days’ notice.
Other
We recognize interest income from loans, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. The effective interest method is applied on a loan-by-loan basis, and discounts and premiums are recognized as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loans, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.
We recognize income from rent, lease termination fees, management advisory services and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, in accordance with the applicable accounting standards and our reserve policy, and we defer recognition of revenue if collectibility is not reasonably assured. Our assessment of the collectibility of rent receivables (excluding straight-line receivables) is based on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. Our assessment of the collectibility of straight-line receivables is based on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental income and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the existing straight-line rent receivable.
Business Combinations
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (i) internal analyses of recently acquired and existing comparable properties within our portfolio or (ii) real estate tax assessed values in relation to the total value of the asset. The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which is amortized to amortization expense over the remaining life of the associated lease. We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.
In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. In connection with our recent acquisitions, all capital leases acquired or assumed contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease. We assess capital leases that contain bargain purchase options are depreciated over the asset’s useful life. We assess assumed operating leases, including ground leases, to determine if the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease arrangement is favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value. The recognized asset or liability (excluding purchase option intangibles) for these leases is amortized to interest or rental expense over the applicable lease term and is included in our Consolidated Statements of Income. All lease-related intangible assets are included within acquired lease intangibles and all lease-related intangible liabilities are included within accounts payable and other liabilities, on our Consolidated Balance Sheets.

For loans receivable acquired in connection with a business combination, we determine fair value by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows and, therefore, we do not establish a valuation allowance at the acquisition date. The difference between the acquisition date fair value and the total expected cash flows is recognized as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.
We estimate the fair value of investments in unconsolidated entities and noncontrolling interests assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.
We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace the instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.
We record a liability for contingent consideration at fair value as of the acquisition date (which is included in accounts payable and other liabilities on our Consolidated Balance Sheets) and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.
Loans Receivable
Loans receivable, other than those acquired in connection with a business combination, are recorded on our Consolidated Balance Sheets at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. Unsecured loans receivable are included in other assets on our Consolidated Balance Sheets. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and recognize any unamortized balances in income immediately if the loan is repaid before its contractual maturity.
We regularly evaluate the collectibility of loans receivable based on several factors, including without limitation (i) corporate and facility-level financial and operational reports, (ii) compliance with any financial covenants set forth in the applicable loan agreement, (iii) the financial strength of the borrower and any guarantor, (iv) the payment history of the borrower, and (v) current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due according to the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
Leases
We include assets under capital leases within net real estate assets, and we include capital lease obligations within senior notes payable and other debt, on our Consolidated Balance Sheets. Lease payments under capital lease arrangements are segregated between interest expense and a reduction to the outstanding principal balance, using the effective interest method. We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for minimum lease escalators.
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

We do not use our derivative financial instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, for trading or speculative purposes. Our interest rate caps were designated as having a hedging relationship with their underlying securities and therefore meet the criteria for hedge accounting under GAAP. Our interest rate caps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in accumulated other comprehensive income on our Consolidated Balance Sheets. Our interest rate swaps and foreign currency forward contracts were not designated as having a hedging relationship with their underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Our interest rate swaps and foreign currency forward contracts are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) on our Consolidated Statements of Income.
Redeemable Limited Partnership Unitholder Interests
As part of the NHP acquisition, we acquired a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership that was formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control. As of September 30, 2011, third party investors owned 2,375,027 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 29.1% of the total units then outstanding, and we owned 5,795,210 Class B limited partnership units in NHP/PMB, representing the remaining 70.9%. At any time following the first anniversary of the date of issuance, the OP Units may be redeemed, at the election of the holder, for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units. As registration rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2011, the fair value of the redeemable OP unitholder interests was $92.8 million. The change in fair value from the acquisition date to September 30, 2011 has been recorded through capital in excess of par value. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from these OP Units.
Noncontrolling Interests
For entities that we control (and thus consolidate) but do not own 100% of the equity, the portion of the equity we do not own is presented as noncontrolling interests and classified as a component of consolidated equity. Each such entity’s contribution to our income and earnings per share is based on income attributable to the entity’s parent and is included in net income attributable to common stockholders on our Consolidated Statements of Income. As our ownership of a controlled subsidiary increases or decreases, any difference between the aggregate consideration paid to acquire the noncontrolling interests and our noncontrolling interest balance is recorded as a component of equity in additional paid-in capital, so long as we maintain a controlling ownership interest.
As of September 30, 2011 and December 31, 2010, we had controlling interests in 29 properties and six properties, respectively, owned through joint ventures. The noncontrolling interest in these properties as of September 30, 2011 and December 31, 2010 was $84.5 million and $3.5 million, respectively. For the three months ended September 30, 2011 and 2010, we recorded a loss attributable to noncontrolling interests of $0.9 million and income attributable to noncontrolling interests of $1.0 million, respectively. For the nine months ended September 30, 2011 and 2010, we recorded a loss attributable to noncontrolling interests of $0.8 million and income attributable to noncontrolling interests of $2.4 million, respectively.
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
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

We use the following methods and assumptions in estimating fair value of financial instruments:
•	Cash and cash equivalents: The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.
•	Loans receivable: We estimate the fair value of loans receivable by discounting future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The inputs used to measure the fair value of our loans receivable are level two and level three inputs. Additionally, we determine the valuation allowance for losses on loans receivable based on level three inputs.
•	Marketable debt securities: We estimate the fair value of marketable debt securities using quoted prices for similar assets or liabilities in active markets that we have the ability to access. The inputs used to measure the fair value of our marketable debt securities are level two inputs.
•	Derivative instruments: With the assistance of a third party, we estimate the fair value of our derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs. We determine the fair value of interest rate caps using forward yield curves and other relevant information. We estimate the fair value of interest rate swaps using alternative financing rates derived from market-based financing rates, forward yield curves and discount rates. We determine the fair value of foreign currency forward contracts by estimating the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculating a present value of the net amount using a discount factor based on observable traded interest rates.
•	Senior notes payable and other debt: We estimate the fair value of borrowings by discounting the future cash flows using current interest rates at which we could make similar borrowings. The inputs used to measure the fair value of our senior notes payable and other debt are level two inputs.
•	Contingent consideration: We estimate the fair value of contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and by applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. The inputs we use to determine the fair value of contingent consideration are considered level three inputs.
•	Redeemable OP unitholder interests: We estimate the fair value of redeemable OP unitholder interests based on the closing price of our common stock, as the OP Units may be redeemed, at the election of the holder, for cash or, at our option, 0.7866 shares of our common stock, subject to adjustment in certain circumstances. The inputs used to measure the fair value of redeemable OP unitholder interests are level two inputs.
Recently Issued or Adopted Accounting Standards
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount, before performing the current two-step analysis. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company must proceed with the two-step approach to evaluating impairment. The provisions of ASU 2011-08 will be effective for us beginning with the first quarter of 2012, but we do not expect ASU 2011-08 to have a significant impact on our Consolidated Financial Statements. Also, on January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 states that if a reporting unit has a carrying amount that is equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 did not impact our Consolidated Financial Statements.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 will be effective for us beginning with the first quarter of 2012.
On January 1, 2011, we adopted ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities who enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of Atria Senior Living Group, Inc. (together with its affiliates, “Atria Senior Living”) in May 2011 and our acquisition of NHP in July 2011 in “Note 4—Acquisitions of Real Estate Property.”
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which are effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. We adopted those provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.
NOTE 3 — CONCENTRATION OF CREDIT RISK
As of September 30, 2011, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 18.7%, 14.4%, 13.0% and 5.0%, respectively, of our properties based on their gross book value. Also, as of September 30, 2011, seniors housing communities constituted approximately 66.2% of our real estate portfolio based on gross book value, with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 33.8%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of September 30, 2011, with properties in only one state (California) accounting for more than 10% of our total revenues or net operating income (“NOI”, which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) for the three months then ended.
Triple-Net Leased Properties
For the three months ended September 30, 2011 and 2010, approximately 11.3% and 23.5%, respectively, of our total revenues and 18.3% and 34.8%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our four Kindred Master Leases. For the same periods, approximately 8.1% and 11.3%, respectively, of our total revenues and 13.1% and 16.8%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all property-related expenses and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, Kindred’s and Brookdale Senior Living’s financial condition and ability and willingness to satisfy their obligations under their respective leases and other agreements with us, and their willingness to renew those leases upon expiration of the terms thereof, have a notable impact on our results of operations and ability to service our indebtedness and to make distributions to our stockholders. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its obligations, and any inability or unwillingness on its part to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its leases with us upon expiration of the initial base terms or any renewal terms thereof or that, if some or all of those leases are not renewed, we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all.
The properties we lease to Kindred pursuant to the Kindred Master Leases are grouped into bundles containing a varying number of properties. All properties within a single bundle have the same primary lease term of ten to fifteen years from May 1, 1998 and, provided certain conditions are satisfied, each bundle is subject to three five-year renewal terms at the tenant’s option. The current lease term for ten bundles covering a total of 89 triple-net properties (the “Renewal Assets”) leased to Kindred will expire on April 13, 2013 unless Kindred provides us with renewal notices with respect to one or more of those bundles on or before April 30, 2012. The ten bundles expiring in 2013 each contain six or more properties, including at least one hospital, and collectively represent $122.8 million of annual base rent from May 1, 2011 through April 30, 2012. Kindred is required to continue to perform all of its obligations under the applicable lease for the properties within any bundle that is not renewed until expiration of the term on April 30, 2013, including without limitation payment of all rental amounts. Therefore, as to any bundles for which we do not receive a renewal notice, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. While we believe that aggregate current rents for the Renewal Assets approximate current market rents, we cannot assure you that Kindred will elect to renew any or all of the bundles comprising the Renewal Assets or, if Kindred does not renew one or more of such bundles that we will be able to reposition the affected properties on a timely basis or on the same or better terms, if at all.
Six of the ten bundles up for renewal in 2013, containing 53 assets and representing $66 million of annual base rent, are in the second five-year renewal period and, therefore, we have a unilateral bundle-by-bundle option to initiate a fair market rental reset process on any of these six bundles that may be renewed by Kindred. If we elect to initiate the fair market rental reset process for any of these six renewal bundles, the renewal rent will be the higher of contract rent and fair market rent determined by an appraisal process set forth in the applicable Kindred Master Lease. In certain cases following initiation by us of a fair market rental reset process respecting a renewal bundle, Kindred may have the right to revoke its renewal of that particular bundle.
The determination of the market rent, whether on re-leasing or under the reset process, is dependent on and may be influenced by a variety of factors and is highly speculative, and there can be no assurances regarding what market rent may be for any of the Renewal Assets.
Senior Living Operations
As of September 30, 2011, Sunrise and Atria, collectively, provided comprehensive property management and accounting services with respect to 196 of our seniors housing communities for which we pay an annual management fee pursuant to long-term management agreements. Each management agreement with Sunrise has a term of 30 years, and each management agreement with Atria has a term of ten years, subject to successive automatic ten-year renewal periods. While Sunrise and Atria do not lease properties from us and, therefore, we are not directly exposed to credit risk with respect to those entities, any inability by Sunrise or Atria to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. Although we have various rights as the property owner under our management agreements, we rely on Sunrise’s and Atria’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise and Atria to set resident fees and otherwise operate those properties in compliance with our management agreements. Sunrise’s or Atria’s inability or unwillingness to satisfy its obligations under our management agreements, changes in Sunrise’s or Atria’s senior management or any adverse developments in Sunrise’s or Atria’s business and affairs or financial condition could have a Material Adverse Effect on us.

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
Atria is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to within this Quarterly Report on Form 10-Q has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate.
NOTE 4 — ACQUISITIONS OF REAL ESTATE PROPERTY
We engage in acquisition activity primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single operator, geographic area, asset type or revenue source.
Atria Senior Living Acquisition
On May 12, 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living. We funded a portion of the purchase price through the issuance of 24.96 million shares of our common stock (which shares had a total value of $1.38 billion based on the May 12, 2011 closing price of our common stock of $55.33 per share). Subsequent to September 30, 2011, we cancelled 83,441 shares issued to the sellers for a working capital adjustment in accordance with the purchase agreement. As a result of the transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, Atria Senior Living spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us. For the three months ended September 30, 2011 and for the period from May 12, 2011 through September 30, 2011, revenues attributable to the acquired assets were $157.1 million and $242.8 million, respectively, and NOI attributable to the acquired assets was $47.5 million and $73.7 million, respectively.
We are accounting for the Atria Senior Living acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and our initial accounting for this acquisition is essentially complete. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$342,330
Buildings and improvements	2,878,807
Acquired lease intangibles	160,340
Other assets	213,325

Total assets acquired	3,594,802
Notes payable and other debt	1,629,212
Deferred tax liability	43,889
Other liabilities	203,082

Total liabilities assumed	1,876,183

Net assets acquired	1,718,619
Cash acquired	77,718
Equity issued	1,376,437

Total cash used	$264,464

The allocation of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the allocation reported in “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed with the SEC on August 5, 2011, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and final purchase price settlement with the sellers in accordance with the terms of the acquisition agreement. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.
Included in other assets is $79.2 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. All of the goodwill was assigned to our senior living operations reportable segment, and we do not expect to deduct any of the goodwill balance for tax purposes.
As of September 30, 2011, we had incurred a total of $52.5 million of acquisition-related costs related to the Atria Senior Living acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs on our Consolidated Statements of Income for the applicable periods. For the three and nine months ended September 30, 2011, we expensed $1.5 million and $48.2 million, respectively, of acquisition-related costs related to the Atria Senior Living acquisition.
As partial consideration for the Atria Senior Living acquisition, the sellers received the right to earn additional amounts (“contingent consideration”) based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers because it is dependent on various factors, such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. We are also unable to estimate a range of potential outcomes for the same reason. We estimated the fair value of contingent consideration as of the acquisition date and as of September 30, 2011 using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. This contingent consideration liability is carried on our Consolidated Balance Sheets (in accounts payable and other liabilities) as of September 30, 2011 at its fair value, and we record any changes in fair value in earnings on our Consolidated Statements of Income. As of both September 30, 2011 and the acquisition date, the estimated fair value of contingent consideration was $44.2 million.
NHP Acquisition
On July 1, 2011, we acquired NHP in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of February 27, 2011, at the effective time of the merger, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. In connection with the acquisition, we paid $105 million at closing to repay amounts then outstanding and terminated the commitments under NHP’s revolving credit facility. The NHP acquisition added 643 seniors housing and healthcare properties to our portfolio (including properties that are owned through joint ventures). For both the three and nine months ended September 30, 2011, revenues attributable to the acquired assets were $134.8 million and NOI attributable to the acquired assets was $122.9 million.

We are accounting for the NHP acquisition under the acquisition method in accordance with ASC 805, and we have completed our initial accounting for this acquisition, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$687,142
Buildings and improvements	6,414,258
Acquired lease intangibles	515,535
Other assets	701,743

Total assets acquired	8,318,678
Notes payable and other debt	1,879,014
Other liabilities	789,040

Total liabilities assumed	2,668,054

Redeemable OP unitholder interests assumed	100,429
Noncontrolling interest assumed	83,702

Net assets acquired	5,466,493
Cash acquired	29,202
Equity issued	5,361,493

Total cash used	$75,798

Included in other assets is $189.6 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. We have allocated $129.4 million and $60.2 million of the goodwill balance to our triple-net leased properties and operating assets, respectively. We do not expect to deduct any of the goodwill balance for tax purposes.
As of September 30, 2011, we had incurred a total of $54.8 million of acquisition-related costs related to the NHP acquisition, all of which we expensed as incurred and included in merger-related expenses and deal costs on our Consolidated Statements of Income for the applicable periods. For the three and nine months ended September 30, 2011, we expensed $42.5 million and $54.8 million, respectively, of acquisition-related costs related to the NHP acquisition.
Other 2011 Acquisitions
In August 2011, we purchased one seniors housing community for a purchase price of $3.8 million. In October 2011, we purchased two MOBs and two seniors housing communities (one of which is being managed by Atria) for approximately $150.3 million, including the assumption of $37.7 million in debt.
Lillibridge Acquisition
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt.
As a result of the Lillibridge acquisition, we acquired: a 100% interest in Lillibridge’s property management, leasing, marketing, facility development, and advisory services business; a 100% interest in 38 MOBs; a 20% joint venture interest in 24 MOBs; and a 5% joint venture interest in 34 MOBs. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid.

Other 2010 Acquisitions
In December 2010, we acquired Sunrise’s noncontrolling interests in 58 of our seniors housing communities currently managed by Sunrise for a total valuation of approximately $186 million, including the assumption of Sunrise’s share of mortgage debt totaling approximately $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities, and we now own 100% of all 79 of our Sunrise-managed seniors housing communities. We recorded the difference between the consideration paid and the noncontrolling interest balance as a component of equity in capital in excess of par value on our Consolidated Balance Sheets.
Also in December 2010, we purchased five MOBs for a purchase price of $36.6 million.
Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share as if we had consummated the Atria Senior Living and NHP acquisitions as of January 1, 2010:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Revenues	$565,424	$556,779	$1,698,376	$1,625,552
Income from continuing operations attributable to common stockholders	183,517	90,891	399,249	280,216
Discontinued operations	—	542	—	7,139
Net income attributable to common stockholders	183,517	91,433	399,249	287,355

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.64	$0.32	$1.39	$1.00
Discontinued operations	—	0.00	—	0.02

Net income attributable to common stockholders	$0.64	$0.32	$1.39	$1.02

Diluted:
Income from continuing operations attributable to common stockholders	$0.63	$0.32	$1.38	$0.99
Discontinued operations	—	0.00	—	0.03

Net income attributable to common stockholders	$0.63	$0.32	$1.38	$1.02

Weighted average shares used in computing earnings per common share:
Basic	287,365	281,439	286,647	281,374
Diluted	290,794	282,749	289,027	282,261
Acquisition-related costs related to the Atria Senior Living and NHP acquisitions are not expected to have a continuing significant impact and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that may be achieved as a result of the acquisitions or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the Atria Senior Living and NHP acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

NOTE 5 — LOANS RECEIVABLE
As of September 30, 2011 and December 31, 2010, we had $367.6 million and $149.3 million, respectively, of net loans receivable relating to seniors housing and healthcare companies or properties.
In November 2011, we received proceeds of $3.0 million in final repayment of two secured loans receivable.
In October 2011, we received proceeds of $6.4 million in final repayment of a first mortgage loan.
In August 2011, we received proceeds of $5.5 million in final repayment of a secured mortgage loan.
In connection with the NHP acquisition, on July 1, 2011, we acquired (i) mortgage loans receivable with an initial aggregate fair value of approximately $270 million that are secured by 53 seniors housing and healthcare properties and (ii) other loans receivable with an initial aggregate fair value of approximately $60 million that are unsecured.
In June 2011, we made a first mortgage loan in the aggregate principal amount of $12.9 million, bearing interest at a fixed rate of 9.0% per annum and maturing in 2016.
In May 2011, we made a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021. As of our acquisition date of NHP, this investment and related interest were eliminated in consolidation.
In April 2011, we received proceeds of $112.4 million in final repayment of a first mortgage loan and recognized a gain of $3.3 million (included in income from loans and investments on our Consolidated Statements of Income) in connection with this repayment in the second quarter of 2011.
In March 2011, we received proceeds of $19.9 million in final repayment of a first mortgage loan and recognized a gain of $0.8 million (included in income from loans and investments on our Consolidated Statements of Income) in connection with this repayment in the first quarter of 2011.
NOTE 6 — INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities, which we acquired in connection with our Lillibridge and NHP acquisitions, over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Our joint venture partners have significant participating rights, and, therefore, we are not required to consolidate these entities. Additionally, these entities are viable entities controlled by equity holders with sufficient capital and, therefore, are not considered variable interest entities. At September 30, 2011 and December 31, 2010, we owned interests (ranging between 5% and 25%) in 92 properties and interests (ranging between 5% and 20%) in 58 properties, respectively, that were accounted for under the equity method. Our net investment in these properties as of September 30, 2011 and December 31, 2010 was $119.3 million and $15.3 million, respectively. For the three months ended September 30, 2011 and 2010, we recorded income from unconsolidated entities of $0.2 million and a loss from unconsolidated entities of $0.4 million, respectively. For the nine months ended September 30, 2011 and 2010, we recorded a loss from unconsolidated entities of $0.1 million and $0.4 million, respectively.

NOTE 7 — INTANGIBLES
The following is a summary of our intangibles as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(Dollars in thousands)

Intangible assets:
Above market lease intangibles	$203,460	$13,232
In-place and other lease intangibles	618,153	133,582
Other intangibles	16,453	13,649
Accumulated amortization	(152,486)	(100,808)
Goodwill	288,196	19,901

Net intangible assets	$973,776	$79,556

Remaining weighted average amortization period of lease-related intangible assets in years	19.6	18.5

Intangible liabilities:
Below market lease intangibles	$486,228	$22,398
Other lease intangibles	157,971	—
Accumulated amortization	(26,425)	(12,495)

Net intangible liabilities	$617,774	$9,903

Remaining weighted average amortization period of lease-related intangible liabilities in years	18.5	6.9
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease and other lease intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the three months ended September 30, 2011 and 2010, our net amortization expense related to these intangibles was $23.9 million and $2.3 million, respectively. For the nine months ended September 30, 2011 and 2010, our net amortization expense related to these intangibles was $40.0 million and $5.7 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2012 — $76.1 million; 2013 — $18.4 million; 2014 — $15.0 million; 2015 — $8.9 million; and 2016 — $7.0 million.

NOTE 8 — SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)
Unsecured revolving credit facilities	$474,000	$40,000
3 7/8% Convertible Senior Notes due 2011	230,000	230,000
9% Senior Notes due 2012	82,433	82,433
8 1/4% Senior Notes due 2012	72,950	—
Unsecured term loan due 2012	250,000	—
Unsecured term loan due 2013	200,000	200,000
6.25% Senior Notes due 2013	269,850	—
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	—
6 1/2% Senior Notes due 2016	200,000	400,000
6 3/4% Senior Notes due 2017	225,000	225,000
4.750% Senior Notes due 2021	700,000	—
6.90% Senior Notes due 2037	52,400	—
6.59% Senior Notes due 2038	22,973	—
Mortgage loans and other	2,651,830	1,349,521

Total	6,065,856	2,926,954
Capital lease obligations	143,119	—
Unamortized fair value adjustment	145,647	11,790
Unamortized commission fees and discounts	(41,481)	(38,700)

Senior notes payable and other debt	$6,313,141	$2,900,044

As of September 30, 2011, our joint venture partners’ share of total debt was $45.9 million with respect to seven properties owned through consolidated joint ventures. As of December 31, 2010, our joint venture partners’ share of total debt was $4.8 million with respect to three properties owned through consolidated joint ventures. Total debt does not include our portion of debt related to our investments in unconsolidated entities, which was $131.7 million and $45.9 million at September 30, 2011 and December 31, 2010, respectively.

As of September 30, 2011, our indebtedness (excluding capital lease obligations) had the following maturities:

		Unsecured
	Principal Amount	Revolving Credit	Scheduled Periodic
	Due at Maturity	Facilities (1)	Amortization	Total Maturities
	(In thousands)

2011	$230,700	$—	$12,798	$243,498
2012 (2)	517,913	474,000	50,347	1,042,260
2013	872,623	—	44,110	916,733
2014	220,891	—	39,998	260,889
2015	835,792	—	32,503	868,295
Thereafter (3)	2,539,451	—	194,730	2,734,181

Total maturities	$5,217,370	$474,000	$374,486	$6,065,856

(1)	At September 30, 2011, we had $57.5 million of unrestricted cash and cash equivalents, for $416.5 million of net borrowings outstanding under our unsecured revolving credit facilities. On October 18, 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new $2.0 billion unsecured revolving credit facility due 2015, subject to a one-year extension. See “Unsecured Revolving Credit Facilities and Term Loans” below.

(2)	Includes $250.0 million of borrowings outstanding under an $800.0 million senior unsecured term loan previously extended to NHP, which was repaid in full subsequent to September 30, 2011. See “Unsecured Revolving Credit Facilities and Term Loans” below.

(3)	Includes $52.4 million aggregate principal amount of 6.90% Senior Notes due 2037 of NHP, which are subject to repurchase, at the option of the holders, on October 1 of each of 2012, 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% Senior Notes due 2038 of NHP, which are subject to repurchase, at the option of the holders, on July 7 of each of 2013, 2018, 2023 and 2028.
Unsecured Revolving Credit Facilities and Term Loans
As of September 30, 2011, we had $1.0 billion of aggregate borrowing capacity under our then-existing unsecured revolving credit facilities, all of which was scheduled to mature on April 26, 2012. Borrowings under our unsecured revolving credit facilities bore interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At September 30, 2011, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also had a 20 basis point facility fee. At September 30, 2011, we had $474.0 million of borrowings outstanding, $8.3 million of outstanding letters of credit and $517.7 million of available borrowing capacity under our unsecured revolving credit facilities, and we were in compliance with all covenants under our unsecured revolving credit facilities.
Effective October 18, 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new unsecured revolving credit facility. Our new unsecured revolving credit facility provides us with $2.0 billion of aggregate borrowing capacity, which may be increased, at our option subject to the satisfaction of certain conditions, to up to $2.5 billion, and includes sublimits of (i) up to $200 million for letters of credit, (ii) up to $200 million for swingline loans, (iii) up to $250 million for loans in certain alternative currencies, and (iv) up to 50% of the facility for certain negotiated rate loans. Borrowings under our new unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, an applicable percentage based on our senior unsecured long-term debt ratings). At October 18, 2011, the applicable percentage was 1.25% for Eurocurrency rate loans and 0.25% for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our new unsecured revolving credit facility. At October 18, 2011, the facility fee was 25 basis points. Borrowings under our new unsecured revolving credit facility mature on October 16, 2015, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year.

Our new unsecured revolving credit facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers, sales of assets and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default.
As of November 2, 2011, we had $727 million of borrowings outstanding, $8 million of outstanding letters of credit and $1.26 billion of available borrowing capacity under our new unsecured revolving credit facility.
In connection with the NHP acquisition, on July 1, 2011, we acquired additional liquidity from an $800.0 million senior unsecured term loan previously extended to NHP. At our option, borrowings under the term loan, which are available from time to time on a non-revolving basis, bear interest at the applicable LIBOR plus 1.50% (1.69% at September 30, 2011) or the “Alternate Base Rate” plus 0.50% (we had no base rate borrowings outstanding at September 30, 2011). We pay a facility fee of 10 basis points per annum on the unused commitments under the term loan agreement. Borrowings under the term loan mature on June 1, 2012. At September 30, 2011, we had $250.0 million of borrowings outstanding and $550.0 million of available borrowing capacity under the term loan, and we were in compliance with all covenants under the term loan. On November 1, 2011, we repaid the $250.0 million of borrowings outstanding and continue to have $550.0 million of available borrowing capacity under the term loan.
Mortgages
We assumed mortgage debt of $1.2 billion and $0.4 billion, respectively, in connection with our Atria Senior Living and NHP acquisitions.
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
In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.
As a result of the NHP acquisition, we assumed $991.6 million aggregate principal amount of outstanding unsecured senior notes of NHP. On July 15, 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP’s 6.50% senior notes due 2011 upon maturity. The remaining NHP senior notes outstanding bear interest at fixed rates ranging from 6.00% to 8.25% per annum and have maturity dates ranging from July 1, 2012 to July 7, 2038, subject in certain cases to earlier repayment at the option of the holders.
Capital Leases
As of September 30, 2011, we leased eight seniors housing communities pursuant to arrangements that we assumed in connection with the Atria Senior Living acquisition which are accounted for as capital leases. Rent under each capital lease is subject to increase based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, as defined in the applicable lease agreement. Pursuant to each capital lease agreement, we have a bargain option to purchase the leased property and an option to exercise renewal terms.

Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of September 30, 2011 are as follows (in thousands):

2011	$2,343
2012	9,446
2013	9,573
2014	9,699
2015	9,826
Thereafter	172,553

Total minimum lease payments	213,440
Less: Amount related to interest	(70,321)

$143,119

Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $226.9 million and $0 as of September 30, 2011 and December 31, 2010, respectively.
NOTE 9 — FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2011 and December 31, 2010, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value
	(In thousands)

Assets:
Cash and cash equivalents	$57,482	$57,482	$21,812	$21,812
Secured loans receivable, net	302,264	302,393	149,263	155,377
Derivative instruments	8,536	8,536	99	99
Marketable debt securities	42,788	42,788	66,675	66,675
Unsecured loans receivable, net	65,384	65,384	—	—

Liabilities:
Senior notes payable and other debt, gross	6,065,856	6,415,640	2,926,954	3,055,435
Derivative instruments	24,537	24,537	3,722	3,722
Contingent consideration liabilities	56,218	56,218	—	—

Redeemable OP unitholder interests	92,817	92,817	—	—
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
At September 30, 2011, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $41.0 million and $42.8 million, respectively. At December 31, 2010, our marketable debt securities had an aggregate amortized cost basis and fair value of $61.9 million and $66.7 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. In the first quarter of 2011, we sold certain marketable debt securities and received proceeds of approximately $23.1 million. We recognized aggregate gains from these sales of approximately $1.8 million (included in income from loans and investments on our Consolidated Statements of Income) during the first quarter of 2011.

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
On August 22, 2011, the District Court ruled that HCP could not further delay enforcement of our $101.6 million compensatory damages award. On August 23, 2011, HCP paid us $102.8 million for the judgment plus certain costs and interest. After accrual of certain unpaid fees and $5.75 million in contingent fees for our outside legal counsel and payment of a $3 million donation to the Ventas Charitable Foundation, we recognized approximately $85 million in net proceeds from the compensatory damages award in our Consolidated Statements of Income.

On October 25, 2011, HCP filed a petition for certiorari with the U.S. Supreme Court seeking to challenge the Sixth Circuit’s May 17, 2011 decision affirming the compensatory damages award and ordering a trial on punitive damages.
We are vigorously pursuing proceedings in the District Court on the matter of punitive damages. We cannot assure you as to the outcome of HCP’s petition for certiorari to the U.S. Supreme Court, which we believe will not be granted, or the District Court trial on the matter of punitive damages.
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
Proceedings against Tenants, Operators and Managers
From time to time, Kindred, Brookdale Senior Living, Sunrise, Atria and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
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

NOTE 11 — INCOME TAXES
We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the nine months ended September 30, 2011, their federal income tax liabilities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations reportable segments grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2011 and 2010 was a benefit of $13.9 million and an expense of $1.7 million, respectively. These amounts were adjusted by income tax expense of $0 million and $0.6 million, respectively, related to the noncontrolling interest share of net income. Our consolidated provision for income taxes for the nine months ended September 30, 2011 and 2010 was a benefit of $23.3 million and an expense of $2.4 million, respectively. These amounts were adjusted by income tax expense of $0 million and $1.6 million, respectively, related to the noncontrolling interest share of net income. The benefit for the three and nine months ended September 30, 2011 primarily relates to the reversal of certain income tax contingency reserves, including interest, and the deferred tax liabilities established for the Atria Senior Living acquisition. The statute of limitations with respect to our 2007 U.S. federal income tax returns expired in September 2011. We did not recognize any income tax expense as a result of the litigation proceeds that we received in the third quarter of 2011, as no income taxes are payable on these proceeds.
Realization of a deferred tax benefit related to net operating losses is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to our TRS entities and in 2020 with respect to our other entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $274.9 million and $241.3 million at September 30, 2011 and December 31, 2010, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses. This amount includes the initial net deferred tax liability related to the Atria Senior Living acquisition of $43.9 million and adjustments for activity for the period from May 12, 2011 through September 30, 2011.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2004 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
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
On July 1, 2011, in connection with the NHP acquisition, we issued 99,849,106 shares of our common stock to NHP stockholders and holders of NHP equity awards (which shares had a total value of $5.4 billion based on the July 1, 2011 closing price of our common stock of $53.74 per share). We reserved 2,253,366 additional shares of our common stock for issuance in connection with equity awards and other convertible or exchangeable securities (specifically the OP Units) that we assumed in connection with the NHP acquisition.
On June 20, 2011, in connection with the NHP acquisition, our Board of Directors declared a prorated third quarter dividend on our common stock in the amount of $0.1264 per share, payable in cash to stockholders of record at the close of business on June 30, 2011. The prorated dividend of $23.8 million was paid on July 12, 2011. On August 19, 2011, our Board of Directors declared another prorated third quarter dividend on our common stock in the amount of $0.4486 per share, which was paid in cash on September 30, 2011 to stockholders of record on September 13, 2011. Together, these two prorated amounts equate to our regular quarterly dividend of $0.575 per share and constitute the third quarterly installment of our 2011 dividend.

On May 12, 2011, as partial consideration for the Atria Senior Living assets, we issued to the sellers in a private placement 24,958,543 shares of our common stock (which shares had a total value of $1.38 billion based on the May 12, 2011 closing price of our common stock of $55.33 per share). On May 19, 2011, we filed a shelf registration statement relating to the resale of those shares by the selling stockholders. Subsequent to September 30, 2011, we cancelled 83,441 shares issued to the sellers for a working capital adjustment in accordance with the purchase agreement.
In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of September 30, 2011 and December 31, 2010:

	September 30,	December 31,
	2011	2010
	(In thousands)

Foreign currency translation	$18,776	$23,010
Unrealized gain on marketable debt securities	1,830	4,794
Other	(1,369)	(936)

Total accumulated other comprehensive income	$19,237	$26,868

NOTE 13 — EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing basic and diluted earnings per common share:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands, except per share amounts)

Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$102,885	$57,356	$171,545	$161,445
Discontinued operations	—	542	—	7,139

Net income attributable to common stockholders	$102,885	$57,898	$171,545	$168,584

Denominator:
Denominator for basic earnings per share — weighted average shares	287,365	156,631	208,470	156,566
Effect of dilutive securities:
Stock options	412	451	458	375
Restricted stock awards	38	95	57	62
OP units	1,868	—	630	—
Convertible notes	1,111	764	1,235	450

Denominator for diluted earnings per share — adjusted weighted average shares	290,794	157,941	210,850	157,453

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.36	$0.37	$0.82	$1.03
Discontinued operations	—	0.00	—	0.05

Net income attributable to common stockholders	$0.36	$0.37	$0.82	$1.08

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.35	$0.37	$0.81	$1.02
Discontinued operations	—	0.00	—	0.05

Net income attributable to common stockholders	$0.35	$0.37	$0.81	$1.07

NOTE 14 — RELATED PARTY TRANSACTIONS
Upon consummation of the Atria Senior Living acquisition, we entered into long-term management agreements with Atria to operate the acquired assets. Atria is owned by private equity funds managed by Lazard Real Estate Partners LLC (“LREP”). Effective May 13, 2011, LREP Chief Executive Officer and Managing Principal and Atria Chairman Matthew J. Lustig was appointed to our Board of Directors pursuant to the terms of a Director Appointment Agreement between us and the sellers of the acquired assets. For the three months ended September 30, 2011 and for the period from May 12, 2011 through September 30, 2011, we paid Atria $7.9 million and $12.1 million, respectively, in management fees related to the Atria Senior Living properties.
From time to time, we may engage Cushman & Wakefield, a global commercial real estate firm, to act as a leasing agent with respect to certain of our MOBs. Cushman & Wakefield President and Chief Executive Officer Glenn J. Rufrano has served as a member of our Board of Directors since June 2010. We believe the brokers’ fees we pay to Cushman & Wakefield in connection with the provision of these services are customary and represent market rates. Total fees we paid to Cushman & Wakefield during the first nine months of 2011 were de minimis.
Effective upon consummation of the NHP acquisition, Richard I. Gilchrist, a former NHP director, was appointed to our Board of Directors. Mr. Gilchrist currently serves as Senior Advisor to The Irvine Company, and from 2006 until July 2011, he served as President of The Irvine Company’s Investment Properties Group, from whom NHP leased its corporate headquarters prior to the acquisition. Nationwide Health Properties, LLC, the successor to NHP and our wholly owned subsidiary, continues to rent office space in the building owned by The Irvine Company. For both the three and nine months ended September 30, 2011, we paid $0.1 million to The Irvine Company.

NOTE 15 — ELMCROFT II PORTFOLIO UPDATE
In connection with the NHP acquisition, we acquired a portfolio of 32 triple-net leased seniors housing communities in ten states leased to a single operator. Subsequent to the acquisition, we transitioned the operation of these properties to affiliates of Senior Care, Inc., which now operates under the name “Elmcroft Senior Living” (together with its affiliates, “Elmcroft”). Elmcroft has been a tenant of 64 of our seniors housing and other healthcare properties since 2006. To effect the transition of the properties to Elmcroft, we terminated the previously existing master lease and two other individual leases relating to the properties and entered into new leases with Elmcroft. Each of the new Elmcroft leases has a term of fifteen years and is subject to two five-year renewal options. The previous operator will continue to hold the operating licenses for the properties pursuant to temporary license agreements with Elmcroft until Elmcroft receives new operating licenses. To date, eleven licenses have been granted to Elmcroft and the remaining licenses are in process.
NOTE 16 — SEGMENT INFORMATION
As of September 30, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise and Atria, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.
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
Interest expense, depreciation and amortization, general, administrative and professional fees, and non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows:
For the three months ended September 30, 2011:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$211,479	$—	$58,398	$—	$269,877
Resident fees and services	—	276,364	—	—	276,364
Medical office building and other services revenue	1,109	—	8,162	—	9,271
Income from loans and investments	—	—	—	10,072	10,072
Interest and other income	—	—	—	373	373

Total revenues	$212,588	$276,364	$66,560	$10,445	$565,957

Total revenues	$212,588	$276,364	$66,560	$10,445	$565,957
Less:
Interest and other income	—	—	—	373	373
Property-level operating expenses	—	188,856	20,305	—	209,161
Medical office building services costs	—	—	6,347	—	6,347

Segment NOI	212,588	87,508	39,908	10,072	350,076

Income from unconsolidated entities	121	—	61	—	182

Segment profit	$212,709	$87,508	$39,969	$10,072	350,258

Interest and other income					373
Interest expense					(73,756)
Depreciation and amortization					(161,027)
General, administrative and professional fees					(20,624)
Loss on extinguishment of debt					(8,685)
Litigation proceeds, net					85,327
Merger-related expenses and deal costs					(69,350)
Other					(14,436)
Income tax benefit					13,904

Net income					$101,984

For the three months ended September 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$117,906	$—	$22,817	$—	$140,723
Resident fees and services	—	113,182	—	—	113,182
Medical office building and other services revenue	—	—	6,711	—	6,711
Income from loans and investments	—	—	—	4,014	4,014
Interest and other income	—	—	—	35	35

Total revenues	$117,906	$113,182	$29,528	$4,049	$264,665

Total revenues	$117,906	$113,182	$29,528	$4,049	$264,665
Less:
Interest and other income	—	—	—	35	35
Property-level operating expenses	—	74,066	7,941	—	82,007
Medical office building services costs	—	—	4,633	—	4,633

Segment NOI	117,906	39,116	16,954	4,014	177,990

Loss from unconsolidated entities	—	—	(392)	—	(392)

Segment profit	$117,906	$39,116	$16,562	$4,014	177,598

Interest and other income					35
Interest expense					(45,519)
Depreciation and amortization					(52,104)
General, administrative and professional fees					(15,278)
Merger-related expenses and deal costs					(5,142)
Other					419
Income tax expense					(1,657)
Discontinued operations					542

Net income					$58,894

For the nine months ended September 30, 2011:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$450,211	$—	$106,392	$—	$556,603
Resident fees and services	—	593,348	—	—	593,348
Medical office building and other services revenue	1,109	—	24,941	—	26,050
Income from loans and investments	—	—	—	24,548	24,548
Interest and other income	—	—	—	529	529

Total revenues	$451,320	$593,348	$131,333	$25,077	$1,201,078

Total revenues	$451,320	$593,348	$131,333	$25,077	$1,201,078
Less:
Interest and other income	—	—	—	529	529
Property-level operating expenses	—	403,706	37,259	—	440,965
Medical office building services costs	—	—	19,837	—	19,837

Segment NOI	451,320	189,642	74,237	24,548	739,747

Income (loss) from unconsolidated entities	121	—	(192)	—	(71)

Segment profit	$451,441	$189,642	$74,045	$24,548	739,676

Interest and other income					529
Interest expense					(170,046)
Depreciation and amortization					(293,541)
General, administrative and professional fees					(51,010)
Loss on extinguishment of debt					(25,211)
Litigation proceeds, net					85,327
Merger-related expenses and deal costs					(131,606)
Other					(6,664)
Income tax benefit					23,310

Net income					$170,764

For the nine months ended September 30, 2010:

	Triple-Net	Senior
	Leased	Living	MOB	All
	Properties	Operations	Operations	Other	Total
	(In thousands)
Revenues:
Rental income	$351,625	$—	$47,246	$—	$398,871
Resident fees and services	—	331,535	—	—	331,535
Medical office building and other services revenue	—	—	6,711	—	6,711
Income from loans and investments	—	—	—	11,336	11,336
Interest and other income	—	—	—	420	420

Total revenues	$351,625	$331,535	$53,957	$11,756	$748,873

Total revenues	$351,625	$331,535	$53,957	$11,756	$748,873
Less:
Interest and other income	—	—	—	420	420
Property-level operating expenses	—	219,802	16,267	—	236,069
Medical office building services costs	—	—	4,633	—	4,633

Segment NOI	351,625	111,733	33,057	11,336	507,751

Loss from unconsolidated entities	—	—	(392)	—	(392)

Segment profit	$351,625	$111,733	$32,665	$11,336	507,359

Interest and other income					420
Interest expense					(133,449)
Depreciation and amortization					(154,458)
General, administrative and professional fees					(35,819)
Loss on extinguishment of debt					(6,549)
Merger-related expenses and deal costs					(11,668)
Other					404
Income tax expense					(2,352)
Discontinued operations					7,139

Net income					$171,027

Assets by reportable business segment are as follows:

	As of		As of
	September 30,		December 31,
	2011		2010
	(In thousands)
Assets:
Triple-net leased properties	$8,652,706	50.3%	$2,474,612	43.0%
Senior living operations	5,807,192	33.7	2,297,041	39.9
MOB operations	2,367,480	13.8	748,945	13.0
All other assets	378,392	2.2	237,423	4.1

Total assets	$17,205,770	100.0%	$5,758,021	100.0%

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Capital expenditures:
Triple-net leased properties	$68,604	$211	$69,831	$12,303
Senior living operations	20,842	3,889	296,446	6,782
MOB operations	23,432	218,307	30,301	233,315

Total capital expenditures	$112,878	$222,407	$396,578	$252,400

Our portfolio of properties and real estate loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)
Revenues:
United States	$542,533	$246,358	$1,132,047	$695,252
Canada	23,424	18,307	69,031	53,621

Total revenues	$565,957	$264,665	$1,201,078	$748,873

	As of	As of
	September 30,	December 31,
	2011	2010
	(In thousands)
Net real estate property:
United States	$15,598,457	$4,857,510
Canada	397,585	422,009

Total net real estate property	$15,996,042	$5,279,519

NOTE 17 — CONDENSED CONSOLIDATING INFORMATION
At the time of initial issuance, we and certain of our direct and indirect wholly owned subsidiaries (the “Wholly Owned Subsidiary Guarantors”) fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 9% senior notes due 2012, the 6 1/2% senior notes due 2016 and the 6 3/4% senior notes due 2017 of our wholly owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Ventas Issuers”). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. In addition, at the time of initial issuance, Ventas Realty and the Wholly Owned Subsidiary Guarantors fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to our 3 7/8% convertible senior notes due 2011. Other subsidiaries (“Non-Guarantor Subsidiaries”) that were not included among the Wholly Owned Subsidiary Guarantors were not obligated with respect to the senior notes or the convertible notes. On September 30, 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to the 6 1/2% senior notes due 2016 and the 6 3/4% senior notes due 2017 of the Ventas Issuers and our convertible notes pursuant to the terms of the applicable indentures.

In connection with the NHP acquisition, our wholly owned subsidiary, Nationwide Health Properties, LLC, assumed the obligation to pay principal and interest with respect to the 8 1/4% senior notes due 2012, the 6.25% senior notes due 2013, the 6.00% senior notes due 2015, the 6.90% senior notes due 2037 and the 6.59% senior notes due 2038 of NHP. We, the Ventas Issuers and our subsidiaries (other than Nationwide Health Properties, LLC) are not obligated with respect to the NHP senior notes.
Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Ventas Issuers’ senior notes and our primary obligation to pay principal and interest on our convertible notes. Certain of our real estate assets are also subject to mortgages.
The following summarizes our condensed consolidating information as of September 30, 2011 and December 31, 2010 and for the three and nine months ended September 30, 2011 and 2010:
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2011

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$464	$3,388,426	$566,852	$12,461,886	$—	$16,417,628
Cash and cash equivalents	2,252	24,898	—	30,332	—	57,482
Escrow deposits and restricted cash	1,961	25,901	7,131	49,790	—	84,783
Deferred financing costs, net	2,914	725	2,298	6,487	—	12,424
Investment in and advances to affiliates	8,441,898	—	1,728,685	—	(10,170,583)	—
Other assets	67,190	196,204	8,134	361,925	—	633,453

Total assets	$8,516,679	$3,636,154	$2,313,100	$12,910,420	$(10,170,583)	$17,205,770

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$229,363	$235,185	$2,240,589	$3,608,004	$—	$6,313,141
Intercompany loans	(211,796)	843,546	(670,085)	38,335	—	—
Accrued interest	(218)	744	40,093	25,366	—	65,985
Accounts payable and other liabilities	95,091	174,086	17,867	841,662	—	1,128,706
Deferred income taxes	274,852	—	—	—	—	274,852

Total liabilities	387,292	1,253,561	1,628,464	4,513,367	—	7,782,684
Redeemable OP unitholder interests	—	—	—	92,817	—	92,817
Total equity	8,129,387	2,382,593	684,636	8,304,236	(10,170,583)	9,330,269

Total liabilities and equity	$8,516,679	$3,636,154	$2,313,100	$12,910,420	$(10,170,583)	$17,205,770

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$937	$3,244,243	$688,158	$1,510,776	$—	$5,444,114
Cash and cash equivalents	1,083	15,659	—	5,070	—	21,812
Escrow deposits and restricted cash	76	19,786	9,169	9,909	—	38,940
Deferred financing costs, net	2,691	1,961	7,961	6,920	—	19,533
Investment in and advances to affiliates	1,414,170	—	1,028,721	—	(2,442,891)	—
Other assets	75,794	119,773	8,057	29,998	—	233,622

Total assets	$1,494,751	$3,401,422	$1,742,066	$1,562,673	$(2,442,891)	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$225,644	$539,564	$1,301,089	$833,747	$—	$2,900,044
Intercompany loans	(144,897)	586,605	(434,454)	(7,254)	—	—
Accrued interest	(113)	2,704	12,852	3,853	—	19,296
Accounts payable and other liabilities	41,355	103,444	15,712	46,632	—	207,143
Deferred income taxes	241,333	—	—	—	—	241,333

Total liabilities	363,322	1,232,317	895,199	876,978	—	3,367,816
Total equity	1,131,429	2,169,105	846,867	685,695	(2,442,891)	2,390,205

Total liabilities and equity	$1,494,751	$3,401,422	$1,742,066	$1,562,673	$(2,442,891)	$5,758,021

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2011

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$623	$55,453	$71,611	$142,190	$—	$269,877
Resident fees and services	—	100,885	—	175,479	—	276,364
Medical office building and other services revenues	—	8,162	—	1,109	—	9,271
Income from loans and investments	1,124	428	103	8,417	—	10,072
Equity earnings in affiliates	52,119	258	—	—	(52,377)	—
Interest and other income	6	7	10	350	—	373

Total revenues	53,872	165,193	71,724	327,545	(52,377)	565,957

Expenses:
Interest	392	14,241	21,952	37,171	—	73,756
Depreciation and amortization	440	34,908	8,795	116,884	—	161,027
Property-level operating expenses	—	78,415	115	130,631	—	209,161
Medical office building services costs	—	6,347	—	—	—	6,347
General, administrative and professional fees	1,194	9,074	6,427	3,929	—	20,624
Loss on extinguishment of debt	—	—	8,685	—	—	8,685
Litigation proceeds, net	(85,327)	—	—	—	—	(85,327)
Merger-related expenses and deal costs	47,309	674	—	21,367	—	69,350
Other	883	1,863	—	11,690	—	14,436

Total expenses	(35,109)	145,522	45,974	321,672	—	478,059

Income from continuing operations before gain from unconsolidated entities, income taxes and noncontrolling interest	88,981	19,671	25,750	5,873	(52,377)	87,898
Gain from unconsolidated entities	—	—	61	121	—	182
Income tax benefit	13,904	—	—	—	—	13,904

Net income	102,885	19,671	25,811	5,994	(52,377)	101,984
Net loss attributable to noncontrolling interest, net of tax	—	—	—	(901)	—	(901)

Net income attributable to common stockholders	$102,885	$19,671	$25,811	$6,895	$(52,377)	$102,885

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$607	$52,463	$70,534	$17,119	$—	$140,723
Resident fees and services	—	65,252	—	47,930	—	113,182
Medical office building and other services revenues	—	6,711	—	—	—	6,711
Income from loans and investments	1,406	755	1,853	—	—	4,014
Equity earnings in affiliates	61,077	439	—	—	(61,516)	—
Interest and other income	18	4	21	(8)	—	35

Total revenues	63,108	125,624	72,408	65,041	(61,516)	264,665

Expenses:
Interest	820	18,386	13,261	13,052	—	45,519
Depreciation and amortization	412	28,889	9,296	13,507	—	52,104
Property-level operating expenses	—	46,908	134	34,965	—	82,007
Medical office building services costs	—	4,633	—	—	—	4,633
General, administrative and professional fees	203	8,311	5,575	1,189	—	15,278
Merger-related expenses and deal costs	3,573	1,569	—	—	—	5,142
Other	(477)	60	—	(2)	—	(419)

Total expenses	4,531	108,756	28,266	62,711	—	204,264

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	58,577	16,868	44,142	2,330	(61,516)	60,401
Loss from unconsolidated entities	—	—	(392)	—	—	(392)
Income tax expense	(679)	(978)	—	—	—	(1,657)

Income from continuing operations	57,898	15,890	43,750	2,330	(61,516)	58,352
Discontinued operations	—	422	120	—	—	542

Net income	57,898	16,312	43,870	2,330	(61,516)	58,894
Net income attributable to noncontrolling interest, net of tax	—	352	—	644	—	996

Net income attributable to common stockholders	$57,898	$15,960	$43,870	$1,686	$(61,516)	$57,898

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2011

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,848	$165,454	$212,653	$176,648	$—	$556,603
Resident fees and services	—	252,803	—	340,545	—	593,348
Medical office building and other services revenues	—	24,941	—	1,109	—	26,050
Income from loans and investments	5,070	2,495	8,566	8,417	—	24,548
Equity earnings in affiliates	160,275	1,102	—	—	(161,377)	—
Interest and other income	96	19	52	362	—	529

Total revenues	167,289	446,814	221,271	527,081	(161,377)	1,201,078

Expenses:
Interest	(474)	45,409	53,457	71,654	—	170,046
Depreciation and amortization	1,273	95,651	26,706	169,911	—	293,541
Property-level operating expenses	—	192,137	414	248,414	—	440,965
Medical office building services costs	—	19,837	—	—	—	19,837
General, administrative and professional fees	(5,840)	28,101	21,625	7,124	—	51,010
Loss on extinguishment of debt	—	16,526	8,685	—	—	25,211
Litigation proceeds, net	(85,327)	—	—	—	—	(85,327)
Merger-related expenses and deal costs	108,509	1,730	—	21,367	—	131,606
Other	913	2,950	—	2,801	—	6,664

Total expenses	19,054	402,341	110,887	521,271	—	1,053,553

Income from continuing operations before (loss) income from unconsolidated entities, income taxes and noncontrolling interest	148,235	44,473	110,384	5,810	(161,377)	147,525
(Loss) income from unconsolidated entities	—	—	(192)	121	—	(71)
Income tax benefit	23,310	—	—	—	—	23,310

Net income	171,545	44,473	110,192	5,931	(161,377)	170,764
Net income attributable to noncontrolling interest, net of tax	—	—	—	(781)	—	(781)

Net income attributable to common stockholders	$171,545	$44,473	$110,192	$6,712	$(161,377)	$171,545

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,802	$141,317	$209,879	$45,873	$—	$398,871
Resident fees and services	—	190,801	—	140,734	—	331,535
Medical office building and other services revenues	—	6,711	—	—	—	6,711
Income from loans and investments	4,247	1,635	5,454	—	—	11,336
Equity earnings in affiliates	176,659	1,307	—	—	(177,966)	—
Interest and other income	310	40	63	7	—	420

Total revenues	183,018	341,811	215,396	186,614	(177,966)	748,873

Expenses:
Interest	1,096	56,371	39,658	36,324	—	133,449
Depreciation and amortization	1,219	84,084	28,429	40,726	—	154,458
Property-level operating expenses	—	132,036	398	103,635	—	236,069
Medical office building services costs	—	4,633	—	—	—	4,633
General, administrative and professional fees	323	16,870	15,414	3,212	—	35,819
Loss on extinguishment of debt	—	102	6,447	—	—	6,549
Merger-related expenses and deal costs	10,041	1,617	—	10	—	11,668
Other	(435)	31	—	—	—	(404)

Total expenses	12,244	295,744	90,346	183,907	—	582,241

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	170,774	46,067	125,050	2,707	(177,966)	166,632
Loss from unconsolidated entities	—	—	(392)	—	—	(392)
Income tax expense	(2,190)	(162)	—	—	—	(2,352)

Income from continuing operations	168,584	45,905	124,658	2,707	(177,966)	163,888
Discontinued operations	—	1,132	6,007	—	—	7,139

Net income	168,584	47,037	130,665	2,707	(177,966)	171,027
Net income attributable to noncontrolling interest, net of tax	—	1,134	—	1,309	—	2,443

Net income attributable to common stockholders	$168,584	$45,903	$130,665	$1,398	$(177,966)	$168,584

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(3,510)	$107,282	$180,935	$159,194	$—	$443,901

Net cash (used in) provided by investing activities	(431,727)	89,296	(500,879)	386	—	(842,924)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	—	434,000	—	—	434,000
Proceeds from debt	—	—	689,374	268,379	—	957,753
Repayment of debt	—	(328,691)	(206,500)	(359,852)	—	(895,043)
Net change in intercompany debt	981,494	84,585	(1,208,212)	142,133	—	—
Payment of deferred financing costs	—	—	(1,519)	(379)	—	(1,898)
Issuance of common stock, net	299,926	—	—	—	—	299,926
Cash distribution (to) from affiliates	(491,099)	56,767	612,898	(178,566)	—	—
Cash distribution to common stockholders	(354,932)	—	—	—	—	(354,932)
Cash distribution to redeemable OP unitholders	—	—	—	(4,038)	—	(4,038)
Contributions from noncontrolling interest	—	—	—	2	—	2
Distributions to noncontrolling interest	—	—	—	(1,997)	—	(1,997)
Other	1,017	—	—	—	—	1,017

Net cash provided by (used in) financing activities	436,406	(187,339)	320,041	(134,318)	—	434,790

Net increase in cash and cash equivalents	1,169	9,239	97	25,262	—	35,767
Effect of foreign currency translation on cash and cash equivalents	—	—	(97)	—	—	(97)
Cash and cash equivalents at beginning of period	1,083	15,659	—	5,070	—	21,812

Cash and cash equivalents at end of period	$2,252	$24,898	$—	$30,332	$—	$57,482

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2010

		Wholly
		Owned		Non-
		Subsidiary	Ventas	Guarantor	Consolidated
	Ventas, Inc.	Guarantors	Issuers	Subsidiaries	Elimination	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(864)	$118,174	$179,105	$49,704	$—	$346,119

Net cash used in investing activities	—	(57,096)	(207,509)	(3,871)	—	(268,476)

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	102,004	131,000	—	—	233,004
Proceeds from debt	—	—	200,000	1,237	—	201,237
Repayment of debt	—	(144,739)	(178,139)	(8,500)	—	(331,378)
Net change in intercompany debt	48,748	(59,452)	10,704	—	—	—
Payment of deferred financing costs	—	(46)	(1,826)	—	—	(1,872)
Cash distribution from (to) affiliates	199,706	50,104	(216,290)	(33,520)	—	—
Cash distribution to common stockholders	(251,921)	—	—	—	—	(251,921)
Contributions from noncontrolling interest	—	—	—	818	—	818
Distributions to noncontrolling interest	—	—	—	(6,633)	—	(6,633)
Other	5,426	—	—	—	—	5,426

Net cash provided by (used in) financing activities	1,959	(52,129)	(54,551)	(46,598)	—	(151,319)

Net increase (decrease) in cash and cash equivalents	1,095	8,949	(82,955)	(765)	—	(73,676)
Effect of foreign currency translation on cash and cash equivalents	—	—	69	—	—	69
Cash and cash equivalents at beginning of period	—	7,864	82,886	16,647	—	107,397

Cash and cash equivalents at end of period	$1,095	$16,813	$—	$15,882	$—	$33,790

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the “SEC”). These factors include without limitation:
•	The ability and willingness of our tenants, operators, borrowers, managers and other third parties to meet and/or perform their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;
•	The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;
•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including the Nationwide Health Properties, Inc. (“NHP”) transaction and those in different asset types and outside the United States;
•	Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default and/or delay in payment by the United States of its obligations, and changes in the federal budget resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;
•	The nature and extent of future competition;
•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;
•	Increases in our cost of borrowing as a result of changes in interest rates and other factors;
•	The ability of our operators and managers, as applicable, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;
•	Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues and our ability to access the capital markets or other sources of funds;
•	Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;
•	Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2011;
•	The ability and willingness of our tenants to renew their leases with us upon expiration of the leases and our ability to reposition our properties on the same or better terms in the event such leases expire and are not renewed by our tenants or in the event we exercise our right to replace an existing tenant upon a default;
•	Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;
•	The movement of U.S. and Canadian exchange rates;
•	Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;
•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate liability and other insurance from reputable and financially stable providers;
•	The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;
•	Risks associated with our medical office building (“MOB”) portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fixed fee-for-service projects and to retain key personnel;
•	The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;
•	Our ability to maintain or expand our relationships with our existing and future hospital and health system clients;
•	Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;
•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and
•	The impact of any financial, accounting, legal or regulatory issues or litigation that may affect us or our major tenants, operators and managers.
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

Atria Senior Living, Inc. (“Atria”) is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to in this Quarterly Report on Form 10-Q has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you that all of this information is accurate.
Company Overview
We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties in the United States and Canada. As of September 30, 2011, our portfolio consisted of 1,361 properties: 673 seniors housing communities, 398 skilled nursing facilities, 47 hospitals and 243 MOBs and other properties in 46 states, the District of Columbia and two Canadian provinces. We are a constituent member of the S&P 500® index, a leading indicator of the large cap U.S. equities market, with our headquarters located in Chicago, Illinois.
Our primary business consists of acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third-party managers. Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), which we acquired in July 2011 in connection with the NHP acquisition, we also provide management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make real estate loan and other investments relating to seniors housing and healthcare companies or properties.
As of September 30, 2011, we leased 927 of our properties (excluding MOBs) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses (including maintenance, utilities, repairs, taxes, insurance and capital expenditures), and we engaged independent third parties, such as Sunrise and Atria, to manage 199 of our seniors housing communities pursuant to long-term management agreements.
Our business strategy is comprised of three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our investment grade balance sheet and liquidity.
Access to external capital is critical to the success of our strategy as it impacts our ability to meet our existing commitments, including repaying maturing indebtedness, and to make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions, and the market price of our common stock. Generally, we attempt to match the long-term duration of most of our investments with long-term fixed rate financing. At September 30, 2011, only 18.6% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2011 Highlights
•	Our Board of Directors declared the first and second quarterly installments of our 2011 dividend in the amount of $0.575 per share, which represents a 7.5% increase over our 2010 quarterly dividend. The first quarterly installment of the 2011 dividend was paid in cash on March 31, 2011 to stockholders of record on March 11, 2011. The second quarterly installment of the 2011 dividend was paid in cash on June 30, 2011 to stockholders of record on June 10, 2011. In connection with the NHP acquisition, on June 20, 2011, our Board of Directors declared a prorated third quarter dividend on our common stock in the amount of $0.1264 per share, which was paid in cash on July 12, 2011 to stockholders of record at the close of business on June 30, 2011. On August 19, 2011, our Board of Directors declared another prorated third quarter dividend on our common stock in the amount of $0.4486 per share, which was paid in cash on September 30, 2011 to stockholders of record on September 13, 2011. Together, these two prorated amounts equate to our regular quarterly dividend of $0.575 per share and constitute the third quarterly installment of our 2011 dividend.
•	In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.

•	In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with this repayment in the first quarter of 2011.
•	In April 2011, we received proceeds of $112.4 million for repayment of a first mortgage loan and recognized a gain of $3.3 million (included in income from loans and investments on our Consolidated Statements of Income) in connection with this repayment in the second quarter of 2011.
•	In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses. We used a portion of the proceeds from the issuance to fund a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021. As of our acquisition date of NHP, this investment and related interest were eliminated in consolidation.
•	In May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “Atria Senior Living”). See “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
•	Effective May 13, 2011, Matthew J. Lustig, Chief Executive Officer and Managing Principal of Lazard Real Estate Partners LLC and Atria Chairman, was appointed to our Board of Directors.
•	On July 1, 2011, we acquired NHP in a stock-for-stock transaction. At the time of acquisition, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. See “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
•	On July 1, 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.
•	Also on July 1, 2011, we amended our Fourth Amended and Restated By-laws to increase the maximum number of directors allowed to serve on the Board of Directors at any one time from eleven to thirteen and appointed three former NHP directors to our Board: Douglas M. Pasquale, Richard I. Gilchrist and Robert D. Paulson.
•	In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.
•	On July 15, 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP’s 6.50% senior notes due 2011 upon maturity.
•	On August 22, 2011, the United States District Court for the Western District of Kentucky ruled that HCP, Inc. (“HCP”) could not further delay enforcement of our $101.6 million compensatory damages award. On August 23, 2011, HCP paid us $102.8 million for the judgment plus certain costs and interest. For the three and nine months ended September 30, 2011, we recorded approximately $85 million in net income as a result of this litigation, after accrual of certain unpaid fees and the contingent fee for our outside legal counsel and payment of a $3 million donation to the Ventas Charitable Foundation, which supports worthwhile causes important to our customers, our employees and our communities. See “Note 10-Litigation” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

•	On October 18, 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new $2.0 billion unsecured revolving credit facility. The aggregate borrowing capacity under our new unsecured revolving credit facility may be increased, at our option subject to the satisfaction of certain conditions, to up to $2.5 billion. Borrowings under our new unsecured revolving credit facility mature on October 16, 2015, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. See “Note 8-Senior Notes Payable and Other Debt” of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.
•	In October 2011, we invested approximately $150.3 million, including the assumption of $37.7 million in debt, in two MOBs and two seniors housing communities (one of which is being managed by Atria).
•	In connection with the acquisition of NHP, we gained the benefit of additional liquidity from an $800 million term loan previously extended to NHP, priced at LIBOR plus 150 basis points. On November 1, 2011, we repaid all amounts outstanding under the term loan. The term loan matures in June 2012 and currently has $550 million of available borrowing capacity.
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

	September 30, 2011	December 31, 2010

Investment mix by asset type[1]:
Seniors housing communities	66.2%	70.2%
Skilled nursing facilities	16.7%	11.7%
MOBs	12.7%	10.8%
Hospitals	2.6%	5.0%
Loans receivable, net	1.7%	2.2%
Other properties	0.1%	0.1%

Investment mix by tenant, operator and manager[1]:
Atria	18.7%	N/A
Sunrise	14.4%	37.9%
Brookdale Senior Living	13.0%	19.7%
Kindred	5.0%	13.1%
All other	48.9%	29.3%

[1]	Ratios are based on the gross book value of real estate investments as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2011	2010	2011	2010
Operations mix by tenant and operator and business model:
Revenues[1]:
Senior living operations[2]	49.3%	42.7%	49.4%	44.1%
Kindred	11.3%	23.5%	15.8%	24.6%
Brookdale Senior Living	8.1%	11.3%	8.7%	12.1%
All others	31.3%	22.5%	26.1%	19.2%

Adjusted EBITDA[3]:
Senior living operations[2]	23.5%	22.7%	25.3%	22.3%
Kindred	17.4%	34.2%	24.3%	35.3%
Brookdale Senior Living	12.8%	16.4%	12.2%	17.3%
All others	46.3%	26.7%	38.2%	25.1%

NOI[4]:
Senior living operations[2]	24.8%	21.9%	25.6%	21.9%
Kindred	18.3%	34.8%	25.6%	36.2%
Brookdale Senior Living	13.1%	16.8%	14.1%	17.8%
All others	43.8%	26.5%	34.7%	24.1%

Operations mix by geographic location[5]:
California	14.4%	11.6%	13.4%	12.2%
New York	9.9%	3.4%	8.1%	3.5%
Texas	6.1%	2.7%	4.4%	2.7%
Illinois	5.3%	10.1%	7.0%	10.3%
Massachusetts	5.0%	4.8%	5.0%	5.1%
All others	59.3%	67.4%	62.1%	66.2%

[1]	Total revenues includes medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

[2]	Amounts attributable to senior living operations managed by Atria for the nine months ended September 30, 2011 relate to the period from May 12, 2011, the date of the Atria Senior Living acquisition, through September 30, 2011.

[3]	“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations).

[4]	“NOI” represents net operating income, which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs (including amounts in discontinued operations).

[5]	Ratios are based on total revenues for each period presented. Total revenues includes medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold as of the reporting date are excluded from this presentation.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income or total revenues, as applicable, as computed in accordance with U.S. generally accepted accounting principles (“GAAP”).

Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On August 1, 2011, the Centers for Medicare & Medicaid Services (“CMS”) put on public display for August 18, 2011 publication its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the final rule, the LTAC PPS standard federal payment rate will increase by 1.8% in fiscal year 2012, reflecting a 2.9% increase in the market basket index, less a 1.0% productivity adjustment and an additional 0.1% negative adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). As a result, CMS estimates that net payments to long-term acute care hospitals in fiscal year 2012 under the final rule will increase relative to fiscal year 2011 by approximately $126 million, or 2.5%, due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments and other policies adopted in the final rule.
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
Medicare Reimbursement: Skilled Nursing Facilities
On July 29, 2011, CMS put on public display for August 8, 2011 publication its final rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the final rule, the update to the SNF PPS standard federal payment rate includes a 2.7% increase in the market basket index, less a1.0% productivity adjustment mandated by the Affordable Care Act and a 12.6% “parity adjustment recalibration” to account for estimated overpayments under the RUG-IV classification model, resulting in a net 11.1% decrease in the SNF PPS standard federal payment rate for fiscal year 2012. The final rule also requires group therapy to be treated in the same manner as concurrent therapy (i.e., allocating therapy minutes among the group’s patients, rather than counting the same minutes for each patient), which may additionally affect net payments to skilled nursing facilities. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will decrease by approximately $3.87 billion in fiscal year 2012. However, CMS has stated that “Even with the recalibration, the FY 2012 payment rates will be 3.4 percent higher than the rates established for FY 2010, the period immediately preceding the unintended spike in payment levels.”
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
Debt Ceiling and Deficit Reduction Legislation
On August 2, 2011, President Obama and the U.S. Congress enacted legislation to lift the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. To implement this legislation, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a twelve-member, bipartisan committee has been given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. If the committee cannot agree on a plan, or if the U.S. Congress does not enact the committee’s recommendations by December 23, 2011, $1.2 trillion in automatic spending cuts, including potential reductions in Medicare provider payments, could take effect beginning in January 2013. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

Medicaid Reimbursement: Skilled Nursing Facilities
In an effort to address their own budget shortfalls, many state legislatures have proposed or enacted widespread changes to their Medicaid programs that are anticipated to reduce future payments to healthcare providers, including skilled nursing facility operators. At this time, we cannot predict the impact such changes will have on our skilled nursing facility operators, nor can we predict whether significant Medicaid rate freezes, cuts or other program changes will be adopted by other states in the future. Severe and widespread rate cuts or freezes could adversely affect our skilled nursing facility operators’ ability to satisfy their obligations to us and, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions about future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and on various other assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, a different accounting treatment may have been applied, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. In addition to the policies outlined below, please refer to our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011, for further information regarding the critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
Business Combinations
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (i) internal analyses of recently acquired and existing comparable properties within our portfolio or (ii) real estate tax assessed values in relation to the total value of the asset. The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which is amortized to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including tenant allowances, tenant improvements and leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period, as if the acquired space was vacant, which is amortized to amortization expense over the remaining life of the associated lease. We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize the value over the estimated useful life of the trade name/trademark.

In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. In connection with our recent acquisitions, all capital leases acquired or assumed contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease obligation. Such assets recognized under capital leases that contain bargain purchase options are depreciated over the asset’s useful life. We assess assumed operating leases, including ground leases, to determine if the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease arrangement is favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value. The recognized asset or liability (excluding purchase option intangibles) for these leases is amortized to interest or rental expense over the applicable lease term and is included in our Consolidated Statements of Income. All lease-related intangible assets are included within acquired lease intangibles and all lease-related intangible liabilities are included within accounts payable and other liabilities on our Consolidated Balance Sheets.
For loans receivable acquired in connection with a business combination, we determine fair value by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows and, therefore, we do not establish a valuation allowance at the acquisition date. The difference between the acquisition date fair value and the total expected cash flows is recognized as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.
We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate we would expect to incur to replace the instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.
We record a liability for contingent consideration at fair value as of the acquisition date (which is included in accounts payable and other liabilities on our Consolidated Balance Sheets) and reassess the fair value at the end of each reporting period, with any change being recognized in earnings. Increases or decreases in the fair value of the contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.
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
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity’s own assumptions, as there is little, if any, related market activity. In instances where the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. If an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Recently Issued or Adopted Accounting Standards
In September 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which permits companies to first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount, before performing the current two-step analysis. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company must proceed with the two-step approach to evaluating impairment. The provisions of ASU 2011-08 will be effective for us beginning with the first quarter of 2012, but we do not expect ASU 2011-08 to have a significant impact on our Consolidated Financial Statements. Also, on January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts (“ASU 2010-28”). ASU 2010-28 states that if a reporting unit has a carrying amount that is equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 did not impact our Consolidated Financial Statements.
In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. The provisions of ASU 2011-05 will be effective for us beginning with the first quarter of 2012.
On January 1, 2011, we adopted ASU 2010-29, Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (“ASU 2010-29”), affecting public entities who enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that a public entity presenting comparative financial statements should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. This guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of Atria Senior Living in May 2011 and our acquisition of NHP in July 2011 in “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which expands required disclosures related to an entity’s fair value measurements. Certain provisions of ASU 2010-06 are effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which are effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity’s reconciliation of recurring level three investments. We adopted those provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.
Results of Operations
As of September 30, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under “triple-net” or “absolute-net” leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Sunrise and Atria, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for “all other” includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Three Months Ended September 30, 2011 and 2010
The table below shows our results of operations for the three months ended September 30, 2011 and 2010 and the effect on our income of changes in those results from period to period.

	For the Three Months		Increase (Decrease)
	Ended September 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$212,588	$117,906	$94,682	80.3%
Senior Living Operations	87,508	39,116	48,392	> 100
MOB Operations	39,908	16,954	22,954	> 100
All Other	10,072	4,014	6,058	> 100

Total segment NOI	350,076	177,990	172,086	96.7

Interest and other income	373	35	338	> 100
Interest expense	(73,756)	(45,519)	(28,237)	(62.0)
Depreciation and amortization	(161,027)	(52,104)	(108,923)	( > 100)
General, administrative and professional fees	(20,624)	(15,278)	(5,346)	(35.0)
Loss on extinguishment of debt	(8,685)	—	(8,685)	nm
Litigation proceeds, net	85,327	—	85,327	nm
Merger-related expenses and deal costs	(69,350)	(5,142)	(64,208)	( > 100)
Other	(14,436)	419	(14,855)	( > 100)

Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	87,898	60,401	27,497	45.5
Income (loss) from unconsolidated entities	182	(392)	574	> 100
Income tax benefit (expense)	13,904	(1,657)	15,561	> 100

Income from continuing operations	101,984	58,352	43,632	74.8
Discontinued operations	—	542	(542)	nm

Net income	101,984	58,894	43,090	73.2
Net (loss) income attributable to noncontrolling interest, net of tax	(901)	996	1,897	> 100

Net income attributable to common stockholders	$102,885	$57,898	$44,987	77.7%

nm — not meaningful
Segment NOI — Triple-Net Leased Properties
NOI for our triple-net leased properties reportable segment consists of rental income earned from these assets and other services revenue. We incur no direct operating expenses for this segment.
The increase in our triple-net leased properties reportable segment NOI for the three months ended September 30, 2011 over the same period in 2010 is attributed primarily to the properties we acquired in the NHP acquisition, $1.6 million of additional rent resulting from the annual escalators in the rent paid under our four master lease agreements with Kindred (the “Kindred Master Leases”) effective May 1, 2011, other services revenue directly attributable to the properties acquired in the NHP acquisition ($1.1 million), and various escalations in the rent paid on our other existing triple-net leased properties.

Revenues related to our triple-net leased properties consist of fixed rental amounts (subject to annual escalations) received directly from our tenants based on the terms of the applicable leases and generally do not depend on the operating performance of our properties. Accordingly, occupancy information is relevant to the profitability of our tenants’ operations but does not directly impact our revenues or financial results. Average occupancy rates related to triple-net leased properties we owned at September 30, 2011, for the second quarter of 2011, which is the most recent information available to us from our tenants, are shown below.

	Number of	Average Occupancy
	Properties at	For the Three Months
	September 30, 2011	Ended June 30, 2011

Seniors Housing Communities	454	85.7%
Skilled Nursing Facilities	384	82.4%
Hospitals	47	58.1%
Segment NOI — Senior Living Operations
A summary of our senior living operations reportable segment NOI is as follows:

	For the Three Months		Increase (Decrease)
	Ended September 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — Senior Living Operations:
Total revenues	$276,364	$113,182	$163,182	> 100%
Less:
Property-level operating expenses	(188,856)	(74,066)	(114,790)	( > 100)

Segment NOI	$87,508	$39,116	$48,392	> 100%

Revenues related to our senior living operations reportable segment are resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. The increase in our senior living operations reportable segment revenues for the three months ended September 30, 2011 over the same period in 2010 is attributed primarily to the properties we acquired in the Atria Senior Living acquisition, an increase in average daily rates and a decrease in the average Canadian dollar exchange rate. Average occupancy rates related to our senior living operations reportable segment during the three months ended September 30, 2011 and 2010 were as follows:

			Average Occupancy
	Number of Properties		For the Three Months
	at September 30,		Ended September 30,
	2011	2010	2011	2010
Stabilized Communities	192	80	88.9%	89.4%
Lease-Up Communities	7	2	74.7%	78.1%

Total	199	82	88.4%	88.9%

Same-Store Stabilized Communities	80	80	90.3%	89.4%
Property-level operating expenses related to our senior living operations reportable segment include labor, food, utility, marketing, management and other property operating costs. Property-level operating expenses increased for the three months ended September 30, 2011 over the same period in 2010 primarily due to the properties we acquired in the Atria Senior Living acquisition and a decrease in the average Canadian dollar exchange rate, partially offset by a decrease in the management fees related to our seniors housing communities managed by Sunrise.

Segment NOI — MOB Operations
A summary of our MOB operations reportable segment NOI is as follows:

	For the Three Months		Increase (Decrease)
	Ended September 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — MOB Operations:
Rental income	$58,398	$22,817	$35,581	> 100%
Medical office building services revenue	8,162	6,711	1,451	21.6

Total revenues	66,560	29,528	37,032	> 100
Less:
Property-level operating expenses	(20,305)	(7,941)	(12,364)	( > 100)
Medical office building services costs	(6,347)	(4,633)	(1,714)	(37.0)

Segment NOI	$39,908	$16,954	$22,954	> 100%

nm — not meaningful
MOB operations reportable segment revenues and property-level operating expenses both increased for the three months ended September 30, 2011 over the same period in 2010 primarily due to the additional MOBs we acquired in the NHP acquisition. Occupancy rates related to our MOB operations reportable segment at September 30, 2011 and 2010 were as follows:

	Number of Properties
	at September 30,		Occupancy at September 30,
	2011	2010	2011	2010
Stabilized MOBs	169	57	91.6%	94.4%
Non-Stabilized MOBs	8	7	73.6%	73.8%

Total	177	64	89.8%	90.4%

Same-Store Stabilized MOBs	57	57	93.5%	94.4%
Medical office building services revenue and costs both increased for the three months ended September 30, 2011 over the same period in 2010 due to increased construction activity during 2011.
Segment NOI — All Other
All other NOI for the three months ended September 30, 2011 and 2010 consists solely of income from loans and investments. Income from loans and investments increased for the three months ended September 30, 2011 over the same period in 2010 due primarily to the loans receivable we acquired in the NHP acquisition, partially offset by decreased interest income related to loans receivable repayments we received subsequent to September 30, 2010.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0 million and $0.2 million for the three months ended September 30, 2011 and 2010, respectively, increased $28.0 million for the three months ended September 30, 2011 over the same period in 2010. This difference is attributed primarily to a $49.5 million increase in interest due to higher loan balances and $2.2 million of interest related to capital leases due to acquisition activity, partially offset by a $25.1 million decrease in interest due to lower effective interest rates. Our effective interest rate, excluding activity related to our capital leases, was 4.5% for the three months ended September 30, 2011, compared to 6.3% for the same period in 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.1 million for the three months ended September 30, 2011, compared to the same period in 2010.

Depreciation and Amortization
Depreciation and amortization increased $108.9 million for the three months ended September 30, 2011 over the same period in 2010 due primarily to the properties we acquired in the Atria Senior Living and NHP transactions.
General, Administrative and Professional Fees
General, administrative and professional fees increased $5.3 million for the three months ended September 30, 2011 over the same period in 2010 due primarily to our enterprise growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the three months ended September 30, 2011 relates solely to our redemption in July 2011 of $200.0 million principal amount of our 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. No similar transactions occurred during the three months ended September 30, 2010.
Litigation Proceeds, Net
Litigation proceeds, net for the three months ended September 30, 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP, Inc. (“HCP”) arising out of our 2007 Sunrise Senior Living REIT acquisition, plus certain costs and interest, net of certain expenses and the contribution of $3 million to the Ventas Charitable Foundation. No similar transactions occurred during the three months ended September 30, 2010.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for the three months ended September 30, 2011 and 2010 consisted of certain expenses relating to our favorable $101.6 million compensatory damages judgment against HCP and subsequent cross-appeals, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The transition and integration expenses and deal costs primarily consisted of certain fees and expenses incurred in connection with our Lillibridge, Atria Senior Living and NHP acquisitions.
Other
Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the Atria Senior Living and NHP acquisitions, partially offset by other expenses.
Income/Loss from Unconsolidated Entities
Income/loss from unconsolidated entities for the three months ended September 30, 2011 and 2010 relates to our noncontrolling interests in joint ventures we acquired as part of the NHP and Lillibridge acquisitions. At September 30, 2011, our ownership interests in these joint ventures, which comprised 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities, ranged between 5% and 25%.
Income Tax Benefit/Expense
Income tax benefit for the three months ended September 30, 2011 was due primarily to the reduction of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns. Income tax expense for the three months ended September 30, 2010 represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise Senior Living REIT acquisition.
Discontinued Operations
We had no assets classified as discontinued operations for the three months ended September 30, 2011. Discontinued operations for the three months ended September 30, 2010 includes the operations of two assets sold during 2010.

Net Loss/Income Attributable to Noncontrolling Interest, Net of Tax
Net loss/income attributable to noncontrolling interest for the three months ended September 30, 2011 represents our partners’ joint venture interests in eleven MOBs and eighteen seniors housing communities. Net income attributable to noncontrolling interest, net of tax for the three months ended September 30, 2010 represents Sunrise’s share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010, and our partners’ joint venture interests in six MOBs.
Nine Months Ended September 30, 2011 and 2010
The table below shows our results of operations for the nine months ended September 30, 2011 and 2010 and the effect on our income of changes in those results from period to period.

	For the Nine Months		Increase (Decrease) to
	Ended September 30,		Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$451,320	$351,625	$99,695	28.4%
Senior Living Operations	189,642	111,733	77,909	69.7
MOB Operations	74,237	33,057	41,180	> 100
All Other	24,548	11,336	13,212	> 100

Total segment NOI	739,747	507,751	231,996	45.7

Interest and other income	529	420	109	26.0
Interest expense	(170,046)	(133,449)	(36,597)	(27.4)
Depreciation and amortization	(293,541)	(154,458)	(139,083)	(90.0)
General, administrative and professional fees	(51,010)	(35,819)	(15,191)	(42.4)
Loss on extinguishment of debt	(25,211)	(6,549)	(18,662)	( > 100)
Litigation proceeds, net	85,327	—	85,327	nm
Merger-related expenses and deal costs	(131,606)	(11,668)	(119,938)	( > 100)
Other	(6,664)	404	(7,068)	( > 100)

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	147,525	166,632	(19,107)	(11.5)
Loss from unconsolidated entities	(71)	(392)	321	81.9
Income tax benefit (expense)	23,310	(2,352)	25,662	> 100

Income from continuing operations	170,764	163,888	6,876	4.2
Discontinued operations	—	7,139	(7,139)	nm

Net income	170,764	171,027	(263)	(0.2)
Net (loss) income attributable to noncontrolling interest, net of tax	(781)	2,443	3,224	> 100

Net income attributable to common stockholders	$171,545	$168,584	$2,961	1.8%

nm — not meaningful
Segment NOI — Triple-Net Leased Properties
The increase in our triple-net leased properties reportable segment NOI for the nine months ended September 30, 2011 over the same period in 2010 is attributed primarily to the properties we acquired in the NHP acquisition, $2.7 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2011, other services revenue directly attributable to the properties acquired in the NHP acquisition ($1.1 million), and various escalations in the rent paid on our other existing triple-net leased properties.

Segment NOI — Senior Living Operations
A summary of our senior living operations reportable segment NOI is as follows:

	For the Nine Months		Increase (Decrease)
	Ended September 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — Senior Living Operations:
Total revenues	$593,348	$331,535	$261,813	79.0%
Less:
Property-level operating expenses	(403,706)	(219,802)	(183,904)	(83.7)

Segment NOI	$189,642	$111,733	$77,909	69.7%

The increase in senior living operations reportable segment revenues for the nine months ended September 30, 2011 over the same period in 2010 is attributed primarily to the properties we acquired in the Atria Senior Living acquisition on May 12, 2011, an increase in average daily rates and a decrease in the average Canadian dollar exchange rate. Average occupancy rates related to our senior living operations reportable segment during the nine months ended September 30, 2011 and 2010 were as follows:

	Number of Properties		Average Occupancy
	at September 30,		For the Nine Months Ended September 30,
	2011	2010	2011 (1)	2010
Stabilized Communities	192	80	88.9%	88.8%
Lease-Up Communities	7	2	72.6%	82.6%

Total	199	82	88.4%	88.6%

Same-Store Stabilized Communities	79	79	89.7%	88.8%

(1)	Occupancy related to the seniors housing communities acquired in connection with the Atria Senior Living acquisition reflects activity from May 12, 2011, the date of the acquisition, through September 30, 2011.
Property-level operating expenses increased for the nine months ended September 30, 2011 over the same period in 2010 primarily due to the properties we acquired in the Atria Senior Living acquisition and a decrease in the average Canadian dollar exchange rate, partially offset by a decrease in the management fees related to our seniors housing communities managed by Sunrise.
Segment NOI — MOB Operations
A summary of our MOB operations reportable segment NOI is as follows:

	For the Nine Months		Increase (Decrease)
	Ended September 30,		to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI — MOB Operations:
Rental income	$106,392	$47,246	$59,146	> 100%
Medical office building services revenue	24,941	6,711	18,230	> 100

Total revenues	131,333	53,957	77,376	> 100
Less:
Property-level operating expenses	(37,259)	(16,267)	(20,992)	( > 100)
Medical office building services costs	(19,837)	(4,633)	(15,204)	( > 100)

Segment NOI	$74,237	$33,057	$41,180	> 100%

nm — not meaningful

MOB operations reportable segment revenues and property-level operating expenses both increased for the nine months ended September 30, 2011 over the same period in 2010 primarily due to the additional MOBs we acquired as part of the NHP and Lillibridge acquisitions.
Medical office building services revenue and costs both increased for the nine months ended September 30, 2011 over the same period in 2010 due to increased construction activity during 2011.
Segment NOI — All Other
All other NOI for the nine months ended September 30, 2011 and 2010 consists solely of income from loans and investments. Income from loans and investments increased for the nine months ended June 30, 2011 over the same period in 2010 due primarily to the loans receivable we acquired in the NHP acquisition and additional investments we made in loans receivable during 2010 and 2011, partially offset by decreased interest income related to loans receivable repayments we received subsequent to September 30, 2010.
Interest Expense
Total interest expense, including interest allocated to discontinued operations of $0 million and $0.9 million for the nine months ended September 30, 2011 and 2010, respectively, increased $35.7 million for the nine months ended September 30, 2011 over the same period in 2010. This difference is attributed primarily to a $67.6 million increase in interest due to higher loan balances and $5.4 million of interest related to the capital leases due to acquisition activity, partially offset by a $39.1 million decrease in interest due to lower effective interest rates. Our effective interest rate, excluding activity related to our capital leases, was 5.1% for the nine months ended September 30, 2011, compared to 6.5% for the same period in 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.2 million for the nine months ended September 30, 2011, compared to the same period in 2010.
Depreciation and Amortization
Depreciation and amortization increased $139.1 million for the nine months ended September 30, 2011 over the same period in 2010 due primarily to the properties we acquired in the NHP and Atria Senior Living transactions.
General, Administrative and Professional Fees
General, administrative and professional fees increased $15.2 million for the nine months ended September 30, 2011 over the same period in 2010 due primarily to our enterprise growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the nine months ended September 30, 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011 and our redemption in July 2011 of $200.0 million principal amount of our 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. The loss on extinguishment of debt for the nine months ended September 30, 2010 relates primarily to our redemption in June 2010 of all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes.
Litigation Proceeds, Net
Litigation proceeds, net for the nine months ended September 30, 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP arising out of our 2007 Sunrise Senior Living REIT acquisition, plus certain costs and interest, net of certain expenses and the contribution of $3 million to the Ventas Charitable Foundation. No similar transactions occurred during the nine months ended September 30, 2010.

Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for the nine months ended September 30, 2011 and 2010 consisted of certain expenses relating to our favorable $101.6 million compensatory damages judgment against HCP and subsequent cross-appeals, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The transition and integration expenses and deal costs primarily consist of certain fees and expenses incurred in connection with our Lillibridge, Atria Senior Living and NHP acquisitions.
Other
Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the Atria Senior Living and NHP acquisitions, partially offset by other expenses.
Loss from Unconsolidated Entities
Loss from unconsolidated entities for the nine months ended September 30, 2011 and 2010 relates to our noncontrolling interests in joint ventures we acquired as part of the NHP and Lillibridge acquisitions. At September 30, 2011, our ownership interests in these joint ventures, which comprised 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities, ranged between 5% and 25%.
Income Tax Benefit/Expense
Income tax benefit for the nine months ended September 30, 2011 was due primarily to the reduction of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns. Income tax expense for the nine months ended September 30, 2010 represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise Senior Living REIT acquisition.
Discontinued Operations
We had no assets classified as discontinued operations for the nine months ended September 30, 2011. Discontinued operations for the nine months ended September 30, 2010 includes the operations of six assets sold during 2010.
Net Loss/Income Attributable to Noncontrolling Interest, Net of Tax
Net loss attributable to noncontrolling interest for the nine months ended September 30, 2011 represents our partners’ joint venture interests in eleven MOBs and eighteen seniors housing communities. We acquired 23 of these properties in connection with the NHP acquisition. Net income attributable to noncontrolling interest, net of tax for the nine months ended September 30, 2010 represents Sunrise’s share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010, and our partners’ joint venture interests in six MOBs.
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

Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items. We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early debt retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the reversal or incurrence of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.
Our FFO and normalized FFO for the three and nine months ended September 30, 2011 and 2010 are summarized in the following table.

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net income attributable to common stockholders	$102,885	$57,898	$171,545	$168,584
Adjustments:
Real estate depreciation and amortization	160,403	51,449	291,748	153,321
Real estate depreciation related to noncontrolling interest	(1,313)	(1,627)	(1,727)	(5,033)
Real estate depreciation related to unconsolidated entities	2,247	1,275	4,213	1,275
Discontinued operations:
Gain on sale of real estate assets	—	(168)	—	(5,393)
Depreciation on real estate assets	—	96	—	464

FFO	264,222	108,923	465,779	313,218
Adjustments:
Income tax (benefit) expense	(13,904)	1,044	(23,310)	761
Loss on extinguishment of debt	8,685	—	25,211	6,549
Litigation proceeds, net	(85,327)	—	(85,327)	—
Merger-related expenses and deal costs	69,350	5,142	131,606	11,668
Amortization of other intangibles	256	338	767	338
Change in fair value of financial instruments	11,785	—	2,898	—

Normalized FFO	$255,067	$115,447	$517,624	$332,534

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Net income	$101,984	$58,894	$170,764	$171,027
Adjustments:
Interest	73,756	45,731	170,046	134,362
Loss on extinguishment of debt	8,685	—	25,211	6,549
Taxes (including amounts in general, administrative and professional fees)	(13,116)	1,907	(21,937)	3,102
Depreciation and amortization	161,027	52,200	293,541	154,922
Non-cash stock-based compensation expense	5,228	4,039	13,596	10,128
Litigation proceeds, net	(85,327)	—	(85,327)	—
Merger-related expenses and deal costs	69,350	5,142	131,606	11,668
Gain on sale of real property assets	—	(168)	—	(5,393)
Change in fair value of financial instruments	11,785	—	2,898	—

Adjusted EBITDA	$333,372	$167,745	$700,398	$486,365

NOI
We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the three and nine months ended September 30, 2011 and 2010:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(In thousands)

Total revenues	$565,957	$264,665	$1,201,078	$748,873
Less:
Interest and other income	373	35	529	420
Property-level operating expenses	209,161	82,007	440,965	236,069
Medical office building services costs	6,347	4,633	19,837	4,633

NOI (excluding amounts in discontinued operations)	350,076	177,990	739,747	507,751
Discontinued operations	—	682	—	2,898

NOI (including amounts in discontinued operations)	$350,076	$178,672	$739,747	$510,649

Liquidity and Capital Resources
During the nine months ended September 30, 2011, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, borrowings under our unsecured revolving credit facilities and term loans, proceeds from our loans receivable and marketable securities portfolios, proceeds related to our litigation with HCP and cash on hand. We funded the Atria Senior Living acquisition, including deal costs, through the issuance of 24.96 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and assumed mortgage financing. We funded the NHP acquisition, including deal costs, through the issuance of 99.8 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of debt.
For the remainder of 2011 and 2012, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our 3 7/8% convertible senior notes due 2011, our 9% senior notes due 2012, any borrowings under our term loan maturing in 2012 and the 8 1/4% senior notes due 2012 of NHP; (iv) fund capital expenditures for our senior living operations and MOB operations reportable segments; (v) fund acquisitions, investments and commitments and any development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of assets and borrowings under our unsecured revolving credit facility and term loan. However, if these sources of capital are not available or if we engage in significant acquisition or investment activity, we may seek or require additional funding from debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or the issuance of secured or unsecured long-term debt or other securities.
As of September 30, 2011, we had a total of $57.5 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses and certain capital expenditures. As of September 30, 2011, we also had escrow deposits and restricted cash of $84.8 million.
Unsecured Revolving Credit Facilities and Term Loans
Our unsecured revolving credit facilities provided us with $1.0 billion of aggregate borrowing capacity as of September 30, 2011, all of which was scheduled to mature on April 26, 2012. Borrowings under our unsecured revolving credit facilities bore interest at a fluctuating rate per annum (based on U.S. or Canadian LIBOR, the Canadian Bankers’ Acceptance rate, or the U.S. or Canadian Prime rate), plus an applicable percentage based on our consolidated leverage. At September 30, 2011, the applicable percentage was 2.80%. Our unsecured revolving credit facilities also had a 20 basis point facility fee. At September 30, 2011, we had $474.0 million of borrowings outstanding, $8.3 million of outstanding letters of credit and $517.7 million of unused borrowing capacity available under our unsecured revolving credit facilities, and we were in compliance with all covenants under the unsecured revolving credit facilities.
Effective October 18, 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new unsecured revolving credit facility (“Credit Facility”). The Credit Facility provides us with $2.0 billion of aggregate borrowing capacity, which may be increased, at our option subject to the satisfaction of certain conditions, to up to $2.5 billion, and includes sublimits of (i) up to $200 million for letters of credit, (ii) up to $200 million for swingline loans, (iii) up to $250 million for loans in certain alternative currencies, and (iv) up to 50% of the facility for certain negotiated rate loans. Borrowings under the Credit Facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, an applicable percentage based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under the Credit Facility. At October 18, 2011, the applicable percentage was 1.25% for Eurocurrency rate loans and 0.25% for base rate loans and the facility fee was 25 basis points. The Credit Facility matures on October 16, 2015, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year.

The Credit Facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers, sales of assets and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default.
In connection with the NHP acquisition, on July 1, 2011, we acquired additional liquidity from an $800.0 million senior unsecured term loan (“Term Loan”) previously extended to NHP. At our option, borrowings under the Term Loan, which are available from time to time on a non-revolving basis, bear interest at the applicable LIBOR plus 1.50% (1.69% at September 30, 2011) or the “Alternate Base Rate” plus 0.50% (we had no base rate borrowings outstanding at September 30, 2011). We pay a facility fee of 10 basis points per annum on the unused commitments under the Term Loan agreement. Borrowings under the Term Loan mature on June 1, 2012. At September 30, 2011, we had $250.0 million of borrowings outstanding and $550.0 million of available borrowing capacity under the Term Loan, and we were in compliance with all covenants under the Term Loan. On November 1, 2011, we repaid the $250.0 million of borrowings outstanding and continue to have $550.0 million of available borrowing capacity under the Term Loan.
As of November 2, 2011, we had $727 million of borrowings outstanding under the Credit Facility and $0 outstanding under the Term Loan.
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
Senior Notes
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses. We used a portion of the proceeds from the issuance to fund a senior unsecured term loan to NHP in the aggregate principal amount of $600.0 million, bearing interest at a fixed rate of 5.0% per annum and maturing in 2021. As a result of the NHP acquisition, this term loan and related interest are being eliminated in consolidation.
In July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.
As a result of the NHP acquisition, we assumed $991.6 million aggregate principal amount of outstanding unsecured senior notes. On July 15, 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP’s 6.50% senior notes due 2011 upon maturity. The remaining NHP senior notes outstanding bear interest at fixed rates ranging from 6.00% to 8.25% per annum and have maturity dates ranging from July 1, 2012 to July 7, 2038, subject in certain cases to earlier repayment at the option of the holder.

Cash Flows
The following is a summary of our sources and uses of cash flows for the nine months ended September 30, 2011 and 2010:

	For the Nine Months
	Ended September 30,		Change
	2011	2010	$	%
	(Dollars in thousands)

Cash and cash equivalents at beginning of period	$21,812	$107,397	$(85,585)	(79.7)%
Net cash provided by operating activities	443,901	346,119	97,782	28.3
Net cash used in investing activities	(842,924)	(268,476)	(574,448)	( > 100)
Net cash provided by (used in) financing activities	434,790	(151,319)	586,109	> 100
Effect of foreign currency translation on cash and cash equivalents	(97)	69	(166)	( > 100)

Cash and cash equivalents at end of period	$57,482	$33,790	$23,692	70.1%

Cash Flows from Operating Activities
Cash flows from operating activities increased during the nine months ended September 30, 2011 over the same period in 2010 primarily due to higher NOI and proceeds related to our litigation with HCP, partially offset by higher general, administrative and professional fees, merger-related expenses and deal costs and interest expense.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2011 and 2010 consisted primarily of our investments in real estate ($344.7 million and $239.2 million in 2011 and 2010, respectively), purchase of noncontrolling interests ($3.3 million in 2011), investments in loans receivable ($619.9 million and $38.7 million in 2011 and 2010, respectively), capital expenditures ($28.7 million and $11.6 million in 2011 and 2010, respectively), and development project expenditures ($23.2 million and $1.6 million in 2011 and 2010, respectively). These uses were offset by proceeds from real estate disposals ($15.0 million and $25.6 million in 2011 and 2010, respectively), proceeds from loans receivable ($138.9 million and $1.6 million in 2011 and 2010, respectively), and proceeds from the sale of marketable debt securities ($23.1 million in 2011).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2011 consisted primarily of $434.0 million of net borrowings under our unsecured revolving credit facilities, $957.8 million of proceeds from the issuance of debt and $299.9 million of net proceeds from the issuance of common stock. These cash inflows were partially offset by $895.0 million of debt repayments and $354.9 million of cash dividend payments to common stockholders.
Cash used in financing activities during the nine months ended September 30, 2010 consisted primarily of $331.4 million of debt repayments and $251.9 million of cash dividend payments to common stockholders. These uses were partially offset by $233.0 million of net borrowings under our unsecured revolving credit facilities and $201.2 million of proceeds from the issuance of debt.
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

Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of September 30, 2011:

		Less than 1			More than 5
	Total	year (4)	1-3 years (5)	3-5 years (6)	years (7)
Long-term debt obligations (1)(2)	$7,825,108	$1,553,800	$1,569,140	$1,685,205	$3,016,963
Capital lease obligations	213,440	9,415	19,209	19,715	165,101
Acquisition commitments (3)	205,662	205,662	—	—	—
Operating and ground lease obligations	373,502	17,386	30,481	26,254	299,381

Total	$8,617,712	$1,786,263	$1,618,830	$1,731,174	$3,481,445

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of September 30, 2011.

(3)	Represents our commitments for the acquisitions of four seniors housing communities and two MOBs.

(4)	Includes $230.0 million outstanding principal amount of our 3 7/8% convertible senior notes due 2011, $474.0 million of borrowings outstanding under our unsecured revolving credit facilities that we repaid on October 18, 2011 (prior to entering into a new $2.0 billion unsecured revolving credit facility due 2015, subject to a one-year extension), $250.0 million outstanding under our unsecured term loan due 2012 that we repaid on November 1, 2011, $82.4 million outstanding principal amount of our 9% senior notes due 2012, and $73.0 million outstanding principal amount of NHP’s 8 1/4% senior notes due 2012.

(5)	Includes $200.0 million of borrowings under our unsecured term loan due 2013 and $269.9 million outstanding principal amount of NHP’s 6.25% senior notes due 2013.

(6)	Includes $400.0 million outstanding principal amount of our 3.125% senior notes due 2015, $234.4 million outstanding principal amount of NHP’s 6% senior notes due 2015, and $200.0 million outstanding principal amount of NHP’s 6 1/2% senior notes due 2016.

(7)	Includes $225.0 million outstanding principal amount of our 6 3/4% senior notes due 2017, $700.0 million outstanding principal amount of our 4.750% senior notes due 2021, $52.4 million outstanding principal amount of NHP’s 6.90% senior notes due 2037, and $23.0 million outstanding principal amount of NHP’s 6.59% senior notes due 2038.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
We are exposed to market risk related to changes in interest rates on borrowings under our unsecured revolving credit facility and $800.0 million term loan, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of September 30, 2011 and December 31, 2010:

	As of	As of
	September 30, 2011	December 31, 2010
	(In thousands)

Gross book value	$4,936,341	$2,771,696

Fair value (1)	5,263,326	2,900,143

Fair value reflecting change in interest rates: (1)
-100 BPS	5,486,646	3,008,630
+100 BPS	5,055,993	2,794,140

(1)	The change in fair value of fixed rate debt was due primarily to overall changes in interest rates and the assumption of debt in connection with the Atria Senior Living and NHP acquisitions.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of	As of	As of
	September 30,	December 31,	September 30,
	2011	2010	2010
	(Dollars in thousands)

Balance:
Fixed rate:
Senior notes and other	$2,690,026	$1,537,433	$1,209,087
Mortgage loans and other	2,246,315	1,234,263	1,299,252
Variable rate:
Unsecured revolving credit facilities	474,000	40,000	244,336
Unsecured term loan	250,000	—	—
Mortgage loans and other	405,515	115,258	167,080

Total	$6,065,856	$2,926,954	$2,919,755

Percent of total debt:
Fixed rate:
Senior notes and other	44.4%	52.5%	41.4%
Mortgage loans and other	37.0%	42.2%	44.5%
Variable rate:
Unsecured revolving credit facilities	7.8%	1.4%	8.4%
Unsecured term loan	4.1%	0.0%	0.0%
Mortgage loans and other	6.7%	3.9%	5.7%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.2%	5.1%	5.8%
Mortgage loans and other	6.1%	6.2%	6.2%
Variable rate:
Unsecured revolving credit facilities	3.0%	3.1%	3.4%
Unsecured term loan	1.8%	N/A	N/A
Mortgage loans and other	2.1%	1.5%	1.6%
Total	5.0%	5.4%	5.5%
The variable rate debt in the table above reflects, in part, the effect of $167.9 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. The increase in our outstanding variable rate debt from December 31, 2010 is primarily attributable to debt assumed in connection with the Atria Senior Living and NHP acquisitions and borrowings under our previous unsecured revolving credit facilities. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2011, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in the outstanding balance as of September 30, 2011, interest expense for 2011 would increase by approximately $11.0 million, or $0.04 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of stockholders’ equity. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of September 30, 2011 and December 31, 2010, the aggregate fair value of our marketable debt securities held at September 30, 2011, which had an aggregate original cost of $37.8 million, was $42.8 million and $43.4 million, respectively. During the three months ended March 31, 2011, we sold marketable debt securities and received proceeds of approximately $23.1 million. As of September 30, 2011, the fair value of our secured and unsecured loans receivable was $367.8 million and was based on our estimates of currently prevailing rates for comparable loans.
We are subject to fluctuations in U.S. and Canadian exchange rates which may, from time to time, have an impact on our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar will impact the amount of net income we earn from our senior living operations in Canada. Based on results for the nine months ended September 30, 2011, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our results from operations would decrease or increase, as applicable, by approximately $0.1 million for the nine-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our new unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. We do not use derivative financial instruments for speculative purposes.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2011, at the reasonable assurance level.
Internal Control Over Financial Reporting
On July 1, 2011, we acquired NHP in a stock-for-stock transaction which added 654 seniors housing and healthcare properties to our portfolio. We believe that we have implemented adequate procedures and controls to ensure that, during the initial transition period following this acquisition, which includes the remainder of 2011, financial information pertaining to these properties is materially correct and properly reflected in our Consolidated Financial Statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.
Except as described above, during the third quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2011, Sunrise and Atria, collectively, managed 196 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our total revenues and operating income. Although we have various rights as owner under the Sunrise and Atria management agreements, we rely on Sunrise’s and Atria’s personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Sunrise and Atria to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate those properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Sunrise’s and Atria’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise or Atria to enhance its pay and benefits package to compete effectively for such personnel, and Sunrise or Atria may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Sunrise or Atria to attract and retain qualified personnel, or changes in Sunrise’s or Atria’s senior management could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
Because Sunrise and Atria do not lease properties from us, we are not directly exposed to credit risk with respect to those entities. However, any adverse developments in Sunrise’s or Atria’s business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Sunrise or Atria experiences any significant financial, legal, accounting or regulatory difficulties due to the weakened economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.
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
If the federal government’s borrowing authority is not increased as needed to meet its future obligations or if the debt rating on U.S. government securities is downgraded, our access to and cost of capital may be adversely affected; Any legislation to address the federal government’s borrowing authority or projected operating deficit could have a material adverse effect on our operators’ liquidity, financial condition or results of operations.
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
To implement the Budget Control Act, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a twelve-member, bipartisan committee has been given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. If the committee cannot agree on a plan, or if the U.S. Congress does not enact the committee’s recommendations by December 23, 2011, $1.2 trillion in automatic spending cuts, including potential reductions in Medicare provider payments, could take effect beginning in January 2013. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

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

As of September 30, 2011, we had controlling interests in eleven MOBs and eighteen seniors housing communities owned through joint ventures with third parties, and we had noncontrolling interests of between 5% and 25% in 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities owned through joint ventures with third parties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

•	We may be prevented from taking actions that are opposed by our joint venture partners. Under certain of our joint venture arrangements, we may share decision-making authority with our joint venture partners regarding major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property. For joint ventures in which we have a noncontrolling interest our joint venture partners may take actions that we oppose;

•	Our ability to transfer our interest in a joint venture to a third party may be restricted. Prior consent of our joint venture partners may be required for a sale or transfer to a third party of our interests in such joint ventures;

•	Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

•	Our joint venture partners may have business interests or goals with respect to the property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•	Disputes may develop with our joint venture partners over decisions affecting the property or the joint venture, which may result in litigation or arbitration that could increase our expenses, distract our officers and/or directors from focusing their time and effort on our business and disrupt the day-to-day operations of the property, such as by delaying the implementation of important decisions until the conflict or dispute is resolved; and

•	We may suffer losses as a result of the actions of our joint venture partners with respect to our joint venture investments.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2011:

	Number of Shares	Average Price
	Repurchased (1)	Per Share

July 1 through July 31	85,110	$53.74
August 1 through August 31	—	$—
September 1 through September 30	—	$—

(1)	Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or the exercise of options granted to employees. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs.

ITEM 6.	EXHIBITS

Exhibit
Number	Description of Document	Location of Document

10.1
Credit and Guaranty Agreement, dated as of October 18, 2011, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as borrowers, Ventas, Inc., as guarantor, the lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2011.

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
Date: November 7, 2011

VENTAS, INC.
By:	/s/ Debra A. Cafaro
Debra A. Cafaro
Chairman and Chief Executive Officer

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart
Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit
Number	Description of Document	Location of Document

10.1
Credit and Guaranty Agreement, dated as of October 18, 2011, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as borrowers, Ventas, Inc., as guarantor, the lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 24, 2011.

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