Form 10-K
period 2011-12-31
VENTAS INC
filed 2012-02-22
CIK 740260

Use these links to rapidly review the document

ITEM 8. Financial Statements and Supplementary Data
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-10989

VENTAS, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (IRS Employer Identification No.)
353 N. Clark Street, Suite 3300, Chicago, Illinois (Address of Principal Executive Offices)	60654 (Zip Code)

(877) 483-6827
(Registrant's Telephone Number, Including Area Code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, par value $0.25 per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

         Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of shares of the Registrant's common stock held by non-affiliates of the Registrant was $8.5 billion, computed by reference to the closing price of the common stock as reported on the New York Stock Exchange. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.

         As of February 14, 2012, 288,915,189 shares of the Registrant's common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Registrant's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 17, 2012 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS

        Unless otherwise indicated or except where the context otherwise requires, the terms "we," "us" and "our" and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This Annual Report on Form 10-K includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our or our tenants', operators', managers' or borrowers' expected future financial condition, results of operations, cash flows, funds from operations, dividends and dividend plans, financing opportunities and plans, capital markets transactions, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, dispositions, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations, and statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will," and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and security holders must recognize that actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

        Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the "SEC"). These factors include without limitation:

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

  •
  Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions or investments, including our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), our pending transaction with Cogdell Spencer Inc. ("Cogdell") and investments in different asset types and outside the United States;

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

  •
  Increases in our borrowing costs as a result of changes in interest rates and other factors;

i

  •
  The ability of our operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

  •
  Changes in general economic conditions and/or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

  •
  Our ability to pay down, refinance, restructure and/or extend our indebtedness as it becomes due;

  •
  Our ability and willingness to maintain our qualification as a REIT due to economic, market, legal, tax or other considerations;

  •
  Final determination of our taxable net income for the year ended December 31, 2011 and for the year ending December 31, 2012;

  •
  The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

  •
  Risks associated with our senior living operating portfolio, such as factors causing volatility in our operating income and earnings generated by our properties, including without limitation national and regional economic conditions, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

  •
  The movement of U.S. and Canadian currency exchange rates;

  •
  Year-over-year changes in the Consumer Price Index ("CPI") and the effect of those changes on the rent escalators contained in our leases, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, "Kindred"), and our earnings;

  •
  Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

  •
  The impact of increased operating costs and uninsured professional liability claims on the liquidity, financial condition and results of operations of our tenants, operators, borrowers and managers and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

  •
  Risks associated with our medical office building ("MOB") portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fee-for-service projects and to retain key personnel;

  •
  The ability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

  •
  Our ability to build, maintain and expand our relationships with existing and prospective hospital and health system clients;

  •
  Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners' financial condition;

  •
  The impact of market or issuer events on the liquidity or value of our investments in marketable securities; and

  •
  The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers.

        Many of these factors, some of which are described in greater detail under "Risk Factors" in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.

Kindred, Brookdale Senior Living, Sunrise and Atria Information

        Each of Kindred, Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise") is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Annual Report on Form 10-K is derived from SEC filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, or from other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred's, Brookdale Senior Living's or Sunrise's public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Kindred's, Brookdale Senior Living's and Sunrise's filings with the SEC can be found on the SEC's website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred's, Brookdale Senior Living's and Sunrise's publicly available filings from the SEC.

        Atria Senior Living, Inc. ("Atria") is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to in this Annual Report on Form 10-K is derived from publicly available information or has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate.

PART I

ITEM 1.    Business

BUSINESS

Overview

        We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of December 31, 2011, we owned 1,378 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 678 seniors housing communities; 396 skilled nursing facilities; 47 hospitals; 249 MOBs; and eight personal care facilities. We also were in the process of developing three properties as of December 31, 2011. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since March 2009.

        Our primary business focuses on acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third-party managers. Through our Lillibridge Healthcare Services, Inc. ("Lillibridge") subsidiary and our ownership interest in PMB Real Estate Services LLC ("PMBRES"), which we acquired in July 2011 in connection with our acquisition of NHP, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make mortgage loan and other investments relating to seniors housing and healthcare operators or properties.

        As of December 31, 2011, we leased 929 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria and Sunrise, to manage 200 seniors housing communities pursuant to long-term management agreements.

        Ventas was incorporated in Kentucky in 1983, commenced operations in 1985 and reorganized as a Delaware corporation in 1987. We currently operate through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See our Consolidated Financial Statements and the related notes, including "Note 2—Accounting Policies," included in Part II, Item 8 of this Annual Report on Form 10-K.

Business Strategy

        Our business strategy focuses on three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our financial strength, flexibility and liquidity.

  Generating Consistent, Reliable and Growing Cash Flows

        We strive to enhance shareholder value by generating consistent, reliable and growing cash flows from our seniors housing and healthcare assets. To achieve this objective, we endeavor to balance our portfolio through a combination of long-term triple-net leases that provide steady contractual growth, seniors housing operating assets that allow for greater growth potential than our fixed rent escalators, and MOBs that provide stable cash flows.

  Maintaining a Well-Diversified Portfolio

        We believe that maintaining a portfolio of properties and mortgage loan and other investments diversified by asset class, tenant/operator/manager, geographic location, revenue source and business model makes us less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state or with respect to any particular asset type. Portfolio diversification also reduces our exposure to any individual tenant/operator/manager and diminishes the risk that a single event could materially harm our business.

  Preserving Our Financial Strength, Flexibility and Liquidity

        A strong, flexible balance sheet and excellent liquidity position us favorably to create and exploit growth opportunities through acquisitions, investments and development projects. We intend to maintain our financial strength and invest profitably by actively managing our leverage, lowering our cost of capital and preserving our access to multiple sources of liquidity, such as unsecured bank debt, mortgage financings and the public debt and equity markets.

2011 Highlights and Recent Developments

        Over the last twelve months, we have completed several significant transactions and financing activities, including without limitation the following:

  •
  In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement for $300.0 million of aggregate proceeds;

  •
  In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million before the underwriting discount and expenses;

  •
  Also in May 2011, we acquired substantially all of the real estate assets and working capital of privately owned Atria Senior Living Group, Inc. (together with its affiliates, "ASLG"), which added 117 seniors housing communities and one land parcel to our senior living operating portfolio;

  •
  In July 2011, we acquired publicly traded NHP in a stock-for-stock transaction, which expanded our portfolio by 643 seniors housing and healthcare properties;

  •
  In October 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new $2.0 billion unsecured revolving credit facility, currently priced at LIBOR plus 110 basis points;

  •
  In December 2011, we entered into a $500.0 million unsecured term loan facility with a weighted average maturity of 4.5 years, priced at 125 basis points over LIBOR;

  •
  Also in December 2011, we entered into an agreement to acquire publicly traded Cogdell and its 72 MOBs in an all-cash transaction;

  •
  In addition to the transactions described above, during 2011, we invested approximately $329.5 million, including the assumption of $134.9 million in debt, in MOBs and seniors housing communities; and

  •
  In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

Portfolio of Properties and Other Investments

        As of December 31, 2011, we had ownership interests in 1,378 seniors housing and healthcare properties as follow:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5% - 25% interest)	Total
Seniors housing communities	640	18	20	678
Skilled nursing facilities	382	—	14	396
Hospitals	47	—	—	47
MOBs	180	11	58	249
Personal care facilities	8	—	—	8

Total	1,257	29	92	1,378

        Through Lillibridge and PMBRES, we also provided management and leasing services to third parties with respect to 44 MOBs as of December 31, 2011.

        The following table provides an overview of our consolidated portfolio of properties and other investments, excluding development projects, as of and for the year ended December 31, 2011:

Portfolio by Type	# of Properties(1)	# of Beds/ Units(2)	Revenue(3)	Percent of Total Revenues		Real Estate Property Investments, at Cost	Percent of Real Estate Property Investments	Real Estate Property Investment Per Bed/Unit	Number of States/ Provinces(4)
	(Dollars in thousands)
Seniors Housing and Healthcare Properties
Seniors housing communities	658	56,025	$1,169,885	65.9%		$11,969,153	67.1%	$213.6	46
Skilled nursing facilities	382	44,020	261,106	14.7		2,994,082	16.8	68.0	40
Hospitals	47	3,822	103,571	5.8		482,083	2.7	126.1	17
MOBs(5)	191	—	167,003	9.4		2,377,811	13.3	nm	24
Personal care facilities	8	122	1,025	0.1		7,133	0.1	58.5	1

Total seniors housing and healthcare properties	1,286	103,989	1,702,590	95.9%		$17,830,262	100.0%		49

Other Investments
Loans and investments			34,415	1.9

			$1,737,005	97.8	%(6)

nm—not
meaningful.

(1)
Excludes 20 seniors housing communities, fourteen skilled nursing facilities and 58 MOBs included in investments in unconsolidated entities.

(2)
Seniors housing communities are measured in units; skilled nursing facilities, hospitals and personal care facilities are measured by bed count; and MOBs are measured by square footage.

(3)
Revenues relate to the actual period of ownership and do not necessarily reflect a full year.

(4)
As of December 31, 2011, our consolidated properties were located in 46 states, the District of Columbia and two Canadian provinces and, excluding MOBs, were operated or managed by 95 different third-party healthcare operating companies, including the following publicly traded companies: Kindred (198 properties); Brookdale (167 properties); Sunrise (79 properties); Emeritus Corporation (17 properties); Assisted Living Concepts, Inc. (12 properties), Capital Senior Living, Inc. (11 properties) and Sun Healthcare Group, Inc. (5 properties).

(5)
As of December 31, 2011, 64 of our MOBs were managed by 11 different third-party managers, 100 of our MOBs were managed by Lillibridge or PMBRES and 27 of our MOBs were leased pursuant to triple-net leases.

(6)
The remainder of our total revenues is medical office building and other services revenue and interest and other income. Revenues from properties held for sale as of December 31, 2011 are included in this presentation. Revenues from properties sold during 2011 are excluded from this presentation.

  Seniors Housing and Healthcare Properties

        Seniors Housing Communities.    Our seniors housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer's disease and other forms of dementia or memory loss. These communities offer studio, one bedroom and two bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident's physician and skilled nursing facilities. Charges for room, board and services are generally paid from private sources.

        Skilled Nursing Facilities.    Our skilled nursing facilities provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources.

        Hospitals.    Substantially all of our hospitals are operated as long-term acute care hospitals, which have a Medicare average length of stay greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our long-term acute care hospitals are freestanding facilities, and we do not own any "hospitals within hospitals." We also own two hospitals focused on providing children's care and five rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

        Medical Office Buildings.    Our MOBs are typically multi-tenant properties leased to several different unrelated medical practices, although they can be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. While MOBs are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate physicians' requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2011, we owned or managed more than 14 million square feet of MOBs, a significant majority of which are "on campus," meaning on or near an acute care hospital campus.

        Personal Care Facilities.    Our personal care facilities provide specialized care, including supported living services, neurorehabilitation, neurobehavioral management and vocational programs, for persons with acquired or traumatic brain injury.

  Mortgage Loan and Other Investments

        As of December 31, 2011, we had $276.2 million of net loans receivable relating to seniors housing and healthcare operators or properties. See "Note 6—Loans Receivable" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. In addition, we had marketable debt securities classified as available-for-sale and having an aggregate amortized cost basis of $41.2 million and a fair value of $43.3 million as of December 31, 2011.

  Geographic Diversification

        Our portfolio of seniors housing and healthcare properties is broadly diversified by geography throughout the United States and Canada, with properties in only one state (California) accounting for more than 10% of our total revenues for the year ended December 31, 2011.

        The following table shows our rental income and resident fees and services derived by geographic location for the year ended December 31, 2011:

	Rental Income and Resident Fees and Services(1)	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$242,622	13.7%
New York	154,143	8.7
Illinois	113,497	6.4
Massachusetts	88,264	5.0
Texas	88,003	5.0
Pennsylvania	76,600	4.3
Florida	67,157	3.8
New Jersey	62,617	3.5
Colorado	55,139	3.1
Connecticut	51,578	2.9
Other (36 states and the District of Columbia)	610,946	34.3

Total U.S	1,610,566	90.7%
Canada (two Canadian provinces)	92,024	5.2

Total	$1,702,590	95.9	%(2)

(1)
Revenues relate to the actual period of ownership and do not necessarily reflect a full year.

(2)
The remainder of our total revenues is medical office building and other services revenue, income from loans and investments and interest and other income. Revenues from properties held for sale as of December 31, 2011 are included in this presentation. Revenues from properties sold during 2011 are excluded from this presentation.

  Segment Information

        As of December 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See "Note 20—Segment Information" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information about our business segments and the geographic diversification of our portfolio of properties.

  Certificates of Need

        Our skilled nursing facilities and hospitals are generally subject to federal, state and local licensure statutes and statutes that may require regulatory approval, in the form of a certificate of need ("CON") issued by a governmental agency with jurisdiction over healthcare facilities, prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major equipment or introduction of new services. CON requirements, which are not uniform throughout the United States, may restrict our or our operators' ability to expand our properties in certain circumstances.

        The following table shows our rental income for the year ended December 31, 2011 derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	70.2%	45.9%	63.3%
States without CON requirements	29.8	54.1	36.7

Total	100.0%	100.0%	100.0%

Significant Tenants, Operators and Managers

        As of December 31, 2011, Atria, Sunrise, Brookdale Senior Living and Kindred operated or managed, as applicable, approximately 19.0%, 14.4%, 13.0% and 5.0%, respectively, of our real estate investments based on their gross book value (including amounts held for sale as of December 31, 2011).

        The following table shows the percentage of our revenues and net operating income ("NOI"—defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs) for the year ended December 31, 2011 (including amounts in discontinued operations) received by or attributed to our top triple-net lease tenants and our senior living operations managed by independent third parties:

	Number of Properties Operated, Managed or Leased	Percentage of Revenues	Percentage of NOI
Senior living operations(1)	200	49.2%	24.3%
Kindred	198	14.3	23.2
Brookdale Senior Living(2)	167	8.2	13.4

(1)
Amounts attributable to senior living operations managed by Atria relate to the period from May 12, 2011, the date of the ASLG acquisition, through December 31, 2011.

(2)
Excludes six properties included in investments in unconsolidated entities.

  Triple-Net Leased Properties

        Each of our master lease agreements with Kindred (the "Kindred Master Leases") and our leases with Brookdale Senior Living is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases have guaranty and cross-default provisions tied to other leases with the same tenant, as well as bundled lease renewals (as described in more detail below).

        Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living were unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot provide any assurance that Kindred and Brookdale Senior Living will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect"). We also cannot provide any assurance that Kindred and Brookdale Senior Living will elect to renew their respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all. See "Risks Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us" included in Item 1A of this Annual Report on Form 10-K.

        Kindred Master Leases.    The aggregate annual rent we receive under each Kindred Master Lease is referred to as "base rent." Base rent escalates on May 1 of each year at a specified rate over the prior period base rent, contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator under three of our four Kindred Master Leases is 2.7%, and the annual rent escalator under the fourth Kindred Master Lease is based on year-over-year changes in CPI, subject to a floor of 2.25% and a ceiling of 4%. Assuming the applicable facility revenue parameters are met, we currently expect that base rent due under the Kindred Master Leases for the period from May 1, 2012 through April 30, 2013 will be approximately $261.5 million. See "Note 3—Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        The 197 properties we lease to Kindred pursuant to the Kindred Master Leases are grouped into bundles or renewal groups (each, a "renewal group") containing a varying number of properties. All properties within a single renewal group have the same primary lease term of ten to fifteen years (commencing May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at the tenant's option, provided certain conditions are satisfied.

        The current lease term for ten renewal groups covering a total of 89 properties leased to Kindred (the "Renewal Assets") will expire on April 30, 2013 unless Kindred provides us with renewal notices with respect to one or more of those bundles on or before April 30, 2012. In November 2011, we received renewal notices from Kindred with respect to two renewal groups covering a total of sixteen Renewal Assets (the "Early Renewal Assets") and collectively representing approximately $23 million of current annual base rent. In December 2011, we initiated a fair market rental reset process with respect to certain Early Renewal Assets. While we believe that aggregate annual base rent for those Early Renewal Assets is likely to increase as a result of the reset process, we cannot provide any assurance regarding the final determination of fair market rent, which is highly speculative and may be influenced by a variety of factors. In addition, in certain cases Kindred may have the right to revoke its renewal of those Early Renewal Assets for which we initiated the fair market rental reset process.

        The remaining eight renewal groups covering a total of 73 Renewal Assets collectively represent approximately $99 million of current annual base rent, and each renewal group contains six or more properties, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Renewal Assets within any renewal group that is not renewed until expiration of the term on April 30, 2013, including without limitation payment of all rental amounts. Therefore, as to any renewal group for which we do not receive a renewal notice, we will have at least one year to arrange for the repositioning of the applicable Renewal Assets with new operators. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.

        We cannot provide any assurance that Kindred will elect to renew any or all of the remaining eight renewal groups whose lease expires April 30, 2013, that Kindred will not revoke its renewal of the Early Renewal Assets for which we initiated the fair market rental reset process, or that we will be able to reposition any or all non-renewed assets on a timely basis or on the same or better economic terms, if at all. See "Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us" included in Item 1A of this Annual Report on Form 10-K.

        The current lease term for 108 properties leased to Kindred pursuant to the Kindred Master Leases and not comprising the Renewal Assets will expire on April 30, 2015, subject to Kindred's two sequential five-year renewal options for those assets.

        Brookdale Senior Living Leases.    Our leases with Brookdale Senior Living have primary terms of fifteen years (commencing in 2004) and are subject to two successive renewal terms of either five or ten years each at the tenant's option, provided certain conditions are satisfied.

        Under the terms of our leases with Brookdale Senior Living that we assumed in connection with our acquisition of Provident Senior Living Trust ("Provident") in 2005, Brookdale Senior Living is obligated to pay base rent, which escalates on January 1 or November 1 of each year by an amount equal to the lesser of (i) four times the percentage increase in CPI during the immediately preceding year or (ii) either 2.5% or 3%, depending on the lease. Under the terms of the lease with respect to our remaining "Grand Court" property (as described in more detail below), Brookdale Senior Living is obligated to pay base rent, which escalates on February 1 of each year by an amount equal to the greater of (i) 2% or (ii) 75% of the increase in CPI during the immediately preceding year. In February 2012, we sold nine of our original ten "Grand Court" properties to Brookdale Senior Living for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million. The current aggregate annual contractual cash base rent due to us from Brookdale Senior Living for 2012, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt assumed by us in the Provident acquisition, is approximately $158.1 million (excluding properties included in investments in unconsolidated entities and properties held for sale as of December 31, 2011). The current aggregate annual contractual base rent (computed in accordance with U.S. generally accepted accounting principles ("GAAP")) due to us from Brookdale Senior Living for 2012, excluding the variable interest, is approximately $161.2 million (excluding properties included in investments in unconsolidated entities and properties held for sale as of December 31, 2011). See "Note 3—Concentration of Credit Risk" and "Note 14—Commitments and Contingencies" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

  Senior Living Operations

        As of December 31, 2011, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 197 of our seniors housing communities for which we pay an annual management fee pursuant to long-term management agreements. Each management agreement with Atria has a term of ten years commencing in 2011, subject to successive automatic ten-year renewal periods, and each management agreement with Sunrise has a term of 30 years commencing as early as 2004. Under the Sunrise management agreements, our management fee was reduced to 3.75% of revenues generated by the applicable properties for 2011, but will revert to 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and thereafter. See "Note 3—Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers' personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria's or Sunrise's senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us" included in Item 1A of this Annual Report on Form 10-K.

Competition

        We generally compete in the acquisition, leasing and financing of seniors housing and healthcare properties with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including without limitation developers, banks, insurance companies, pension funds, government sponsored entities and private equity firms. Some of our competitors may have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives, as our ability to compete in those areas is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable acquisition or investment terms and our access to and cost of capital. See "Risk Factors—Risks Arising from Our Business—Our pursuit of investments in, and acquisitions or development of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations" included in Item 1A of this Annual Report on Form 10-K and "Note 10—Borrowing Arrangements" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

        The tenants and managers that operate our properties compete on a local and regional basis with healthcare operating companies that provide comparable services. The operators and managers of our seniors housing communities, skilled nursing facilities and hospitals compete to attract and retain residents and patients based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. The managers of our MOBs compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See "Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by increasing healthcare regulation and enforcement" and "—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators" included in Item 1A of this Annual Report on Form 10-K.

Employees

        As of December 31, 2011, we had 328 employees, none of whom is subject to a collective bargaining agreement.

Insurance

        We maintain and/or require in our lease, management and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants, operators and managers are customary for similarly situated companies in our industry. Although we believe that our tenants, operators and managers are in compliance with their respective insurance requirements, we cannot provide any assurance that they will maintain the required insurance coverages, and the failure by any of them to do so could have a Material Adverse Effect on us. We also cannot provide any assurance that we will continue to require the same levels of insurance coverage under our lease, management and other agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers.

        We maintain property and casualty insurance for our senior living operations, and we maintain general and professional liability insurance for our seniors housing communities and related operations managed by Atria. The general and professional liability insurance for our seniors housing communities and related operations managed by Sunrise is currently maintained by Sunrise in accordance with the standards contained in our management agreements. Under our management agreements with Sunrise, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.

        As part of our MOB development business, we provide engineering, construction and architectural services, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot provide any assurance that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, and/or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.

        In an effort to reduce and manage their costs and for various other reasons, many companies in the healthcare industry, including some of our tenants, operators and managers, are pursuing different organizational and corporate structures coupled with self-insurance trusts or programs (commonly referred to as "captives") that may provide them with less insurance coverage. As a result, those companies who self-insure could incur large funded and unfunded professional liability expenses, which could have a material adverse effect on their liquidity, financial condition and results of operations.

The implementation of a trust or captive by any of our tenants, operators or managers could adversely affect such person's ability to satisfy its obligations under, or otherwise comply with the terms of, its respective lease, management and other agreements with us, which could have a Material Adverse Effect on us. Likewise, if we decide to implement a captive, any large funded and unfunded professional liability expenses that we incur could have a Material Adverse Effect on us.

Additional Information

        We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.

        We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Code of Ethics and Business Conduct and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 10350 Ormsby Park Place, Suite 300, Louisville, Kentucky 40223.

GOVERNMENTAL REGULATION

Healthcare Regulation

  Overview

        While the properties within our portfolio are all susceptible to many varying types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators' liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under, or otherwise complying with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a material adverse effect on certain of our operators' liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

  Licensure and Certification

        Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or bi-annual basis and certified annually through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could affect adversely their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

        Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation set forth by the U.S. Department of Health and Human Services ("HHS") relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital's ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

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

CONs

        Skilled nursing facilities and hospitals are subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator's ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator's revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us. In addition, in the event that any operator of our properties fails to make rental payments to us or to comply with applicable healthcare regulations, our ability to evict that operator and substitute another operator for a particular facility may be materially delayed or limited by CON laws, as well as by various state licensing and receivership laws and Medicare and Medicaid change-of-ownership rules. Such delays and limitations could have a material adverse effect on our ability to collect rent, to obtain possession of leased properties, or otherwise to exercise remedies for tenant default. We may also incur substantial additional expenses in connection with any such licensing, receivership or change-of-ownership proceedings.

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

  •
  The physician self-referral prohibition (Ethics in Patient Referral Act of 1989, commonly referred to as the "Stark Law"), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

  •
  The False Claims Act, which prohibits any person from knowingly presenting false or fraudulent claims for payment by the federal government (including the Medicare and Medicaid programs);

  •
  The Civil Monetary Penalties Law, which authorizes HHS to impose civil penalties administratively for fraudulent acts; and

  •
  The Health Insurance Portability and Accountability Act of 1996 (commonly referred to as "HIPAA"), which among other things, protects the privacy and security of individually identifiable health information by limiting its use and disclosure.

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

        As federal and state budget pressures persist, administrative agencies may continue to escalate their investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of any federal or state anti-fraud and abuse laws or regulations by an operator of our properties could have a material adverse effect on the operator's liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.

Healthcare Legislation

        In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act, along with a reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). The passage of the Affordable Care Act has resulted in comprehensive reform legislation that is expected to expand health care coverage to millions of currently uninsured people beginning in 2014. To help fund this expansion, the Affordable Care Act outlines certain reductions in Medicare reimbursement rates for various healthcare providers, including long-term acute care hospitals and skilled nursing facilities, as well as certain other changes to Medicare payment methodologies.

        The Affordable Care Act, among other things, reduced the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities are subject to a rate adjustment to the market basket increase, beginning in fiscal year 2012, to reflect improvements in productivity. The constitutionality of various provisions of the Affordable Care Act is being considered by the U.S. Supreme Court. In addition to the constitutionality of the so-called individual mandate, the U.S. Supreme Court is considering the constitutionality of provisions that expand Medicaid coverage to include individuals who would otherwise not be eligible and whether those provisions, if declared unconstitutional, can be severed from the rest of the Affordable Care Act. Oral argument on these matters has been scheduled for March 2012 with a decision likely by the end of June 2012.

        Healthcare is one of the largest industries in the United States and continues to attract a great deal of legislative interest and public attention. We cannot provide any assurance that previously enacted or future healthcare reform legislation or changes in the administration or implementation of governmental and non-governmental healthcare reimbursement programs will not have a material adverse effect on our operators' liquidity, financial condition or results of operations, or on their ability to satisfy their obligations to us, which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement; Long-Term Acute Care Hospitals

        The Balanced Budget Act of 1997 ("BBA") mandated the creation of a prospective payment system for long-term acute care hospitals ("LTAC PPS") for cost reporting periods commencing on or after October 1, 2002. Under LTAC PPS, which classifies patients into distinct diagnostic groups based on clinical characteristics and expected resource needs, long-term acute care hospitals are reimbursed on a predetermined rate, rather than on a reasonable cost basis that reflects costs incurred. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called "Long-Term Care—Diagnosis Related Groups" or "LTC-DRGs"), adjusted for differences in area wage levels.

        Updates to LTAC PPS payment rates are established by regulators and published annually for the long-term acute care hospital rate year, which coincides with annual updates to the LTC-DRG classification system and corresponds to the federal fiscal year (October 1 through September 30).

        The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub. L. No. 110-173) (the "Medicare Extension Act") significantly expanded medical necessity reviews by the Centers for Medicare & Medicaid Services ("CMS") by requiring long-term acute care hospitals to institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care.

In addition, the Medicare Extension Act, among other things, provided the following long-term acute care hospital payment policy changes, all of which were extended for two years by the Affordable Care Act:

  •
  It prevented CMS from applying the "25-percent rule," which limits payments from referring co-located hospitals, to freestanding and grandfathered long-term acute care hospitals for three years;

  •
  It modified the application of the 25-percent rule to certain urban and rural long-term acute care "hospitals-within-hospitals" and "satellite" facilities for three years;

  •
  It prevented CMS from applying the "very short stay outlier" policy for three years; and

  •
  It prevented CMS from making any one-time adjustments to correct estimates used in implementing LTAC PPS for three years.

        Lastly, the Medicare Extension Act introduced a moratorium on new long-term acute care hospitals and beds for three years.

        In a final rule published in May 2008, CMS delayed the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increased the patient percentage thresholds for certain urban and rural long-term acute care "hospitals-within-hospitals" and "satellite" facilities for three years, as mandated by the Medicare Extension Act. The rule also set forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.

        In a final rule published in August 2009, CMS finalized policies to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275), continuing reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals.

        On August 18, 2011, CMS published its final rule updating LTAC PPS for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the rule, the LTAC PPS standard federal payment rate will increase by 1.8% in fiscal year 2012, reflecting a 2.9% increase in the market basket index, less a 1% productivity adjustment and the additional 10 basis point reduction required by the Affordable Care Act. As a result, CMS estimates that net payments to long-term acute care hospitals in fiscal year 2012 under the final rule will increase relative to fiscal year 2011 by approximately $126 million, or 2.5%, due to area wage adjustments, as well as increases in high-cost and short-stay outlier payments and other policies adopted in the final rule.

        In addition, as a result of the enactment of the Budget Control Act of 2011 and subsequent events, which are discussed below, Medicare payments to long-term acute care hospitals will be reduced by 2% on January 2, 2013.

        We regularly assess the financial implications of CMS's rules on the operators of our long-term acute care hospitals, but we cannot provide any assurance that the current rules or future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators" included in Item 1A of this Annual Report on Form 10-K.

Medicare Reimbursement; Skilled Nursing Facilities

        The BBA also mandated the creation of a prospective payment system for skilled nursing facilities ("SNF PPS") offering Part A covered services. Under SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility's reasonable costs. SNF PPS payments are made on a per diem basis for each resident and are generally intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay, and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs.

        In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 ("BBRA"). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until case mix refinements were implemented by CMS, as explained below. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Relief from the BBA therapy caps was subsequently extended multiple times by Congress, but these extensions expired on December 31, 2009 and have not been renewed by Congress.

        Pursuant to its final rule updating SNF PPS for the 2006 fiscal year, CMS refined the resource utilization groups ("RUGs") used to determine the daily payment for beneficiaries in skilled nursing facilities by adding nine new payment categories, the result of which was to eliminate the temporary add-on payments that Congress enacted as part of the BBRA.

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

        Under its final rule updating SNF PPS for the 2010 fiscal year, CMS recalibrated the case-mix indexes for RUGs used to determine the daily payment for beneficiaries in skilled nursing facilities and implemented the RUG-IV classification model for skilled nursing facilities for the 2011 fiscal year. However, the Affordable Care Act delayed the implementation of RUG-IV for one year, and CMS subsequently modified the implementation schedule in its notice updating SNF PPS for the 2011 fiscal year.

        In November 2010, CMS placed on public display its final Medicare Physician Fee Schedule rule for the 2011 calendar year, which set a $1,870 cap on physical therapy and speech-language pathology services and a separate $1,870 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process. In December 2010, the Medicare and Medicaid Extenders Act of 2010 (Pub. L. No. 111 309) was enacted to lift the caps on therapy services and continue the exceptions process.

        On August 8, 2011, CMS published its final rule updating SNF PPS for the 2012 fiscal year (October 1, 2011 through September 30, 2012). Under the rule, the update to the SNF PPS standard federal payment rate includes a 2.7% increase in the market basket index, less a 1.0% productivity adjustment mandated by the Affordable Care Act and a 12.6% "parity adjustment recalibration" to account for estimated overpayments under the RUG-IV classification model, resulting in a net 11.1% decrease in the SNF PPS standard federal payment rate for fiscal year 2012. The rule also requires group therapy to be treated in the same manner as concurrent therapy (i.e., allocating therapy minutes among the group's patients, rather than counting the same minutes for each patient), which may additionally affect net payments to skilled nursing facilities. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will decrease by approximately $3.87 billion in fiscal year 2012, but stated that "Even with the recalibration, the FY 2012 payment rates will be 3.4 percent higher than the rates established for FY 2010, the period immediately preceding the unintended spike in payment levels."

        In addition, as a result of the enactment of the Budget Control Act of 2011 and subsequent events, which are discussed below, Medicare payments to skilled nursing facilities will be reduced by 2% on January 2, 2013.

        We regularly assess the financial implications of CMS's rules on the operators of our skilled nursing facilities, but we cannot provide any assurance that the current rules or future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators" included in Item 1A of this Annual Report on Form 10-K.

Medicaid Reimbursement; Skilled Nursing Facilities

        Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator's ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. As state budget pressures continue to escalate and in an effort to address actual or potential budget shortfalls, many state legislatures have enacted or proposed reductions to Medicaid expenditures by implementing "freezes" or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.

        In the Deficit Reduction Act of 2005 (Pub. L. No. 109 171), Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS's final rule updating SNF PPS for the 2006 fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators, and as part of the Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432), Congress reduced the ceiling on taxes that states may impose on healthcare providers and that would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%, until October 1, 2011. While it was anticipated that this reduction would have a negligible effect, impacting only those states with taxes in excess of 5.5%, we have not ascertained its financial implications on our skilled nursing facility operators.

        In contrast, the American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the "Recovery Act"), temporarily increased federal payments to state Medicaid programs by $86.6 billion through, among other things, a 6.2% increase in the federal share of Medicaid expenditures across the board, with additional funds available depending on a state's federal medical assistance percentage and unemployment rate. Though the Medicaid federal assistance payments were originally expected to expire on December 31, 2010, the President's fiscal year 2011 budget extended those payments through June 30, 2011. The Recovery Act also requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements.

        We expect more states to adopt significant Medicaid rate freezes or cuts or other program changes as their reimbursement methodologies continue to evolve. In addition, the U.S. government may revoke, reduce or stop approving "provider taxes" that have the effect of increasing Medicaid payments to the states. We cannot predict what impact these actions would have on the operators of our skilled nursing facilities, and we cannot provide any assurance that payments under Medicaid are now or in the future will be sufficient to fully reimburse those operators for the cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could materially adversely affect our skilled nursing facility operators, which, in turn, could adversely affect their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.

Debt Ceiling and Deficit Reduction Legislation

        On August 2, 2011, President Obama and the U.S. Congress enacted the Budget Control Act of 2011 to increase the federal government's borrowing authority (the so-called "debt ceiling") and reduce the federal government's projected operating deficit. To implement this legislation, President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives, some of which could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Under the agreement reached to allow the federal government to raise the debt ceiling in August, a twelve-member, bipartisan committee was given a deadline of November 23, 2011 to develop recommendations for reducing the federal budget deficit by a total of at least $1.2 trillion over ten years. However, the committee was not able to agree on a plan and, therefore, $1.2 trillion in automatic spending cuts, including a 2% reduction in Medicare payments to long-term acute care hospitals and skilled nursing facilities, as noted above, are expected to go into effect on January 2, 2013. These measures and any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators' liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.

Environmental Regulation

        As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. Even with respect to properties that we do not operate or manage, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property's value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See "Risk Factors—Risks Arising from Our Business—If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs" included in Item 1A of this Annual Report on Form 10-K.

        Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot provide any assurance that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims. See "Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us" included in Item 1A of this Annual Report on Form 10-K.

        In general, we have also agreed to indemnify our tenants against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our senior living operating portfolio, we have agreed to indemnify our managers against any environmental claims (including penalties and clean-up costs) resulting from any condition on those properties, unless the manager caused or contributed to that condition.

        We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2011 and do not expect that we will be required to make any such material capital expenditures during 2012.

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

        The following discussion summarizes certain U.S. federal income tax considerations that you may deem relevant as a holder of our common stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders that may be subject to special rules, such as insurance companies, tax-exempt organizations (except to the extent discussed below under "—Treatment of Tax-Exempt Stockholders"), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. individuals and entities (except to the extent discussed below under "—Special Tax Considerations for Non-U.S. Stockholders").

        The statements in this section are based on the Internal Revenue Code of 1986, as amended (the "Code"), U.S. Treasury Regulations and administrative and judicial interpretations thereof. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this discussion is qualified in its entirety by the authorities listed above, as in effect on the date hereof. We cannot provide any assurance that new laws, interpretations of law or court decisions, any of which may take effect retroactively, will not cause any statement herein to be inaccurate.

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

        Notwithstanding such qualification, we will be subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we will be subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See "—Requirements for Qualification as a REIT—Annual Distribution Requirements." Under certain circumstances, we may be subject to the "alternative minimum tax" on our undistributed items of tax preference. If we have net income from the sale or other disposition of "foreclosure property" (see below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we will be subject to tax at the highest corporate rate on that income. See "—Requirements for Qualification as a REIT—Asset Tests." In addition, if we have net income from "prohibited transactions" (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income will be subject to a 100% tax.

        We may also be subject to "Built-in Gains Tax" on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate-level tax). If we dispose of any such asset and recognize gain on the disposition during the ten-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally will be subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset.

        In addition, if we fail to satisfy either of the gross income tests for qualification as a REIT (as discussed below), but still maintain such qualification under the relief provisions of the Code, we will be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test, multiplied by a fraction intended to reflect our profitability. If we violate one or more of the REIT asset tests (as discussed below), we may avoid a loss of our REIT status if we qualify under certain relief provisions and, among other things, pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. If we fail to satisfy any requirement for REIT qualification, other than the gross income or assets tests mentioned above, but nonetheless maintain such qualification by meeting certain other requirements, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on the income derived from certain transactions with a taxable REIT subsidiary (including rental income derived from leasing properties to a taxable REIT subsidiary) that are not conducted on an arm's-length basis.

        See "—Requirements for Qualification as a REIT" below for other circumstances in which we may be required to pay federal taxes.

Requirements for Qualification as a REIT

        To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to stockholders.

  Organizational Requirements

        The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of twelve months, or during a proportionate part of a shorter taxable year (the "100 Shareholder Rule"); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the "5/50 Rule"); (vii) that makes an election to be a REIT (or has made such election for a previous taxable year) and satisfies all relevant filing and other administrative requirements established by the Internal Revenue Service ("IRS") that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.

        We believe but cannot provide any assurance that we have satisfied and will continue to satisfy the organizational requirements for qualification as a REIT. Our certificate of incorporation contains certain restrictions on the transfer of our shares that are intended to prevent a concentration of ownership of our stock that would cause us to fail the 5/50 Rule or the 100 Shareholder Rule; however, we cannot provide any assurance as to the effectiveness of these restrictions.

        In addition, to qualify as a REIT, a corporation may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status or that are from acquired non-REIT corporations. We believe that we have not had any accumulated earnings and profits that are attributable to non-REIT periods or from acquired corporations that were not REITs, although the IRS is entitled to challenge that determination.

  Gross Income Tests

        We must satisfy two annual gross income requirements to qualify as a REIT:

  •
  At least 75% of our gross income (excluding gross income from prohibited transactions) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including "rents from real property" (as defined in the Code)) and, in certain circumstances, interest on certain types of temporary investment income; and

  •
  At least 95% of our gross income (excluding gross income from prohibited transactions) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gain from the sale or disposition of stock or securities, or from any combination of the foregoing.

        We believe but cannot provide any assurance that we have been and will continue to be in compliance with the gross income tests described above. If we fail to satisfy one or both gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we qualify under certain relief provisions of the Code, in which case we would be subject to a 100% tax on the income exceeding one or both of the gross income tests. If we fail to satisfy one or both of the gross income tests and do not qualify under the relief provisions for any taxable year, we will not qualify as a REIT for that year, which would have a Material Adverse Effect on us.

  Asset Tests

        At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

  •
  At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, "real estate assets" (including interests in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the "75% asset test"); and

  •
  Of the investments not meeting the requirements of the 75% asset test, the value of any one issuer's debt and equity securities owned by us (other than our equity interests in any entity classified as a partnership for federal income tax purposes, the stock or debt of a taxable REIT subsidiary or the stock or debt of a qualified REIT subsidiary or other disregarded entity subsidiary) may not exceed 5% of the value of our total assets (the "5% asset test"), and we may not own more than 10% of any one issuer's outstanding voting securities (the "10% voting securities test") or 10% of the value of any one issuer's outstanding securities (the "10% value test"), subject to limited "safe harbor" exceptions.

        In addition, no more than 25% of the value of our assets (20% for taxable years beginning prior to 2009) can be represented by securities of taxable REIT subsidiaries (the "25% TRS test").

        We believe but cannot provide any assurance that we have been and will continue to be in compliance with the asset tests described above. If we fail to satisfy the asset tests at the end of any quarter, we may nevertheless continue to qualify as a REIT if we satisfied all of the asset tests at the close of the preceding calendar quarter and the discrepancy between the value of our assets and the asset test requirements is due to changes in the market values of our assets and not caused in any part by an acquisition of non-qualifying assets.

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

  Foreclosure Property

        The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in that case, we would be subject to a corporate tax on the net non-qualifying income from "foreclosure property," and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See "—Annual Distribution Requirements" below. The corporate tax imposed on non-qualifying income would not apply to income that does qualify as "good REIT income," such as a lease of qualified healthcare property to a taxable REIT subsidiary, where the taxable REIT subsidiary engages an eligible independent contractor to manage and operate the property.

        Foreclosure property treatment will end on the first day on which we enter into a lease of the applicable property that will give rise to income that does not constitute "good REIT income" under Section 856(c)(3) of the Code, but such treatment will not end if the lease will only give rise to "good REIT income." In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building or other improvement more than 10% complete before default became imminent). Foreclosure property treatment (other than for qualified healthcare property) is available for an initial period of three years and may, in certain circumstances, be extended for an additional three years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may, in certain circumstances, be extended for an additional four years.

  Taxable REIT Subsidiaries

        A taxable REIT subsidiary, or "TRS," is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT's rental income under the gross income tests. Also, notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the healthcare facilities and instead engages an "eligible independent contractor" to manage the healthcare facilities. We are permitted to own up to 100% of a TRS, subject to the 25% TRS test, but there are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments that we receive or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT's tenants and the TRS are not comparable to similar arrangements among unrelated parties.

  Annual Distribution Requirements

        In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of (i) 90% of our "REIT taxable income" (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus the sum of certain items of non-cash income. These dividends must be paid in the taxable year to which they relate, or in the following taxable year if (i) they are declared in October, November or December, payable to stockholders of record on a specified date in any one of those months and actually paid during January of such following year or (ii) they are declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration, and we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend treated as paid in the prior year. To the extent we do not distribute all of our net capital gain or at least 90%, but less than 100%, of our "REIT taxable income," as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of our net operating loss or capital loss carryforwards. If we pay any Built-in Gains Taxes, those taxes will be deductible in computing REIT taxable income. Moreover, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such calendar year) at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

        We believe but cannot provide any assurance that we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2011. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2012 and subsequent years, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.

        In Revenue Procedure 2010-12, the IRS stated that it would treat stock dividends as distributions for purposes of satisfying the REIT distribution requirements for calendar years 2008 through 2012, provided that stockholders can elect to receive the distribution in either cash or stock, subject to certain limitations. Any stock so distributed would be taxable to the recipient. We may choose to declare stock dividends in accordance with Revenue Procedure 2010-12 or otherwise. We also have net operating loss carryforwards that we can use to reduce our annual distribution requirements. See "Note 13—Income Taxes" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

        If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests without qualifying for any applicable relief provisions), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated), and distributions to stockholders would not be deductible by us, nor would they be required to be made. To the extent of current and accumulated earnings and profits, all distributions to stockholders would be taxable as ordinary income (except to the extent such dividends are eligible for the qualified dividends rate generally available to non-corporate holders), and, subject to certain limitations in the Code, corporate stockholders may be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. We cannot predict, however, whether we would be entitled to such relief.

Federal Income Taxation of U.S. Stockholders

        As used herein, the term "U.S. Stockholder" refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia, an estate the income of which is includible in gross income for U.S. federal income tax purposes regardless of its source, or a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (ii) the trust has elected under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our common stock as a capital asset.

        As long as we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a long-term capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the adjusted basis of the stockholder's shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder's shares, such distributions will be included in income as capital gains. The tax rate applicable to such capital gains will depend on the stockholder's holding period for the shares. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year.

        We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders. If we make such an election, our stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each such stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder's shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.

        Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, we would carry over those losses for potential offset against our future income, subject to certain limitations. Taxable distributions from us and gain from the disposition of our common stock will not be treated as passive activity income, and, therefore, stockholders generally will not be able to apply any "passive activity losses" (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.

        We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a "15% rate gain distribution" and the portion that is an unrecaptured Section 1250 distribution. A 15% rate gain distribution is a capital gain distribution to domestic stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 15%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic stockholders that are individuals, estates or trusts at a maximum rate of 25%.

  Taxation of U.S. Stockholders on the Disposition of Shares of Common Stock

        In general, a U.S. Stockholder who is not a dealer in securities must treat any gain or loss realized upon a taxable disposition of our common stock as long-term capital gain or loss if the stockholder has held the shares for more than one year, and otherwise as short-term capital gain or loss. However, a U.S. Stockholder must treat any loss upon a sale or exchange of shares of our common stock held for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us which the stockholder treats as long-term capital gain. All or a portion of any loss that a U.S. Stockholder realizes upon a taxable disposition of our common stock may be disallowed if the stockholder purchases other shares of our common stock (or certain options to acquire our common stock) within 30 days before or after the disposition.

  Treatment of Tax-Exempt Stockholders

        Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, "Exempt Organizations"), generally are exempt from U.S. federal income taxation. However, they are subject to taxation on their unrelated business taxable income ("UBTI"). While many investments in real estate generate UBTI, the IRS has issued a published ruling that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our common stock with debt, a portion of its income from us will constitute UBTI pursuant to the "debt-financed property" rules. Furthermore, social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI. In addition, in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.

Special Tax Considerations for Non-U.S. Stockholders

        As used herein, the term "Non-U.S. Stockholder" refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is "effectively connected" with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% "branch profits tax" on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.

        Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) will be treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily will be subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits will not be taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder's shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder's shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.

        We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required IRS Form W-8BEN evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent properly claiming that the distributions are effectively connected with the Non-U.S. Stockholder's conduct of a U.S. trade or business.

        For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our common shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 ("FIRPTA") as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our common shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 5% of our common shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder's FIRPTA tax liability.

        If a Non-U.S. Stockholder does not own more than 5% of our common shares at any time during the one-year period ending on the date of a distribution, any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return by receiving such a distribution. In that case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to possible withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our common shares owned by a Non-U.S. Stockholder). For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain (net of certain sources within the U.S., if any) will be subject to a 30% tax on a gross basis). A "Five Percent Non-U.S. Stockholder" is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time).

        In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a "domestically controlled REIT." A REIT is a "domestically controlled REIT" if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. Although we believe that we currently qualify as a domestically controlled REIT, because our common stock is publicly traded, we cannot provide any assurance that we do so qualify or that we will qualify as a domestically controlled REIT at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).

Information Reporting Requirements and Backup Withholding Tax

        Information returns may be filed with the IRS and backup withholding tax may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our common stock. Under the backup withholding rules, a stockholder may be subject to backup withholding at the applicable rate (currently 28% and scheduled to increase to 31% in 2013) with respect to distributions paid and proceeds from a disposition of our common stock unless such holder is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.

        Backup withholding is not an additional tax. Rather, the U.S. federal income tax liability of persons subject to backup withholding tax will be offset by the amount of tax withheld. If backup withholding tax results in an overpayment of U.S. federal income taxes, a refund or credit may be obtained from the IRS, provided the required information is furnished timely thereto.

        As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that is a U.S. person, a foreign partnership that engaged during certain periods in the conduct of a trade or business in the United States or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, any foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or a "controlled foreign corporation" for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.

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

ITEM 1A.    Risk Factors

        This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, or any other risks and uncertainties that we have not yet identified or that we currently deem not material, actually occur, we could be materially adversely affected. In that event, the value of our securities could decline.

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

        The properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our revenues and NOI, and since the Kindred Master Leases and our leases with Brookdale Senior Living are triple-net leases, we also depend on Kindred and Brookdale Senior Living to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot provide any assurance that Kindred and Brookdale Senior Living will have sufficient assets, income and access to financing to enable them to make rental payments to us or to otherwise satisfy those obligations, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a Material Adverse Effect on us. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Kindred and Brookdale Senior Living have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot provide any assurance that either Kindred or Brookdale Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its indemnification obligations.

The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.

        As of December 31, 2011, Atria and Sunrise, collectively, managed 197 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria's and Sunrise's personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Atria and Sunrise to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Atria's and Sunrise's ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise or Atria to enhance its pay and benefits package to compete effectively for such personnel, and Atria or Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria's or Sunrise's senior management could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.

        Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple-net tenant. However, any adverse developments in Atria's or Sunrise's business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria or Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to the weakened economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.

        We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements provide us with the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, the bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject its lease with us in a bankruptcy proceeding. In such a case, our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that its lease should be re-characterized as a financing agreement. If such a claim is successful, our rights and remedies as a lender, compared to a landlord, are generally more limited. Similarly, if a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In the event of an obligor bankruptcy, we may also be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.

If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us.

        We cannot predict whether our tenants will renew existing leases beyond their current term. If the Kindred Master Leases, our leases with Brookdale Senior Living or any of our other leases are not renewed, we would attempt to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. We also might not be successful in identifying suitable replacements or entering into leases with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a Material Adverse Effect on us.

        Our ability to reposition our properties with a suitable tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be required to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a Material Adverse Effect on us.

We have only limited rights to terminate our management agreements with Atria and Sunrise, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.

        We are parties to long-term management agreements with each of Atria and Sunrise pursuant to which Atria and Sunrise, collectively, provide comprehensive property management and accounting services with respect to 197 of our seniors housing communities.

        Each management agreement with Atria has a term of ten years commencing in 2011, subject to successive automatic ten-year renewal periods, and each management agreement with Sunrise has a term of 30 years commencing as early as 2004. Each management agreement with Atria or Sunrise may be terminated by us upon the occurrence of an event of default by Atria or Sunrise, respectively, in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to the defaulting party's right to cure such default, or upon the occurrence of certain insolvency events relating to Atria or Sunrise, respectively. In addition, we may terminate each management agreement with Atria based on the failure to achieve certain NOI targets, and we may terminate each management agreement with Sunrise based on the failure to achieve certain NOI targets or to comply with certain expense control covenants. Under certain circumstances, we may also terminate each management agreement with Atria upon the payment of a fee. Notwithstanding the provisions in our management agreements, legal, contractual and other considerations may limit or delay our exercise of any or all of these termination rights.

        In the event that our management agreements with Atria or Sunrise are terminated for any reason or are not renewed upon expiration of their terms, we would attempt to find another manager for the properties covered by those agreements. Although we believe that many qualified national and regional seniors care providers would be interested in managing our seniors housing communities, we cannot provide any assurance that we would be able to locate another suitable manager or, if we are successful in locating such a manager, that it would manage the properties effectively. Moreover, any such replacement manager would require approval by the applicable regulatory authorities and, in most cases, the mortgage lenders for the properties, and we cannot provide any assurance that such approvals would be granted on a timely basis or at all. Any inability or lengthy delay in replacing Atria or Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

Our significant acquisition activity presents certain risks to our business and operations.

        In 2010 and 2011, we acquired or signed definitive agreements to acquire more than $12 billion of assets, including our acquisitions of Lillibridge, NHP and substantially all of the real estate assets of ASLG and our pending acquisition of Cogdell. Our significant acquisition activity presents certain risks to our business and operations, including, among other things, that:

  •
  We may be unable to successfully integrate the operations or information technology of acquired companies, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of the acquisitions within the anticipated timeframe or at all;

  •
  We may be unable to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

  •
  Projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

  •
  Acquisitions could divert management's attention from our existing assets;

  •
  The value of acquired assets or the market price of our common stock may decline; and

  •
  We may be unable to continue paying dividends at the current rate.

        We cannot provide any assurance that we will be able to achieve the economic benefit we expect from acquired properties or integrate acquisitions without encountering difficulties or that any such difficulties will not have a Material Adverse Effect on us.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.

        We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalations. Certain of our leases contain escalators contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the revenues generated by our triple-net leased properties do not meet the specified parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.

We are exposed to various operational risks, liabilities and claims with respect to our operating assets, which could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us.

        We are exposed to various operational risks, liabilities and claims with respect to our senior living and MOB operating assets, which could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in costs of food, materials, energy, labor (as a result of unionization or otherwise) and other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any or a combination of these factors could result in operating deficiencies in our senior living operations or MOB operations reportable business segments, which could have a Material Adverse Effect on us.

The weakened economy could adversely impact our revenues and operating income, as well as the operating results of our tenants and operators, which could impair their ability to meet their obligations to us.

        Continued concerns about the U.S. economy and the systemic impact of high unemployment, volatile energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a severely distressed real estate market have contributed to increased market volatility and weakened business and consumer confidence. If this difficult operating environment continues or worsens, it could increase our costs or adversely affect our ability to generate revenues in our senior living and MOB operations, thereby reducing our operating income or causing us to experience operating deficiencies. It could also have an adverse impact on the ability of our tenants and operators to maintain occupancy and rates in our properties, which could harm their financial condition and impair their ability to make their rental payments and satisfy their other obligations to us, which could have a Material Adverse Effect on us.

Legislation to address the federal government's projected operating deficit could have a material adverse effect on our operators' liquidity, financial condition or results of operations.

        President Obama and members of the U.S. Congress have recently proposed various spending cuts and tax reform initiatives to reduce the federal government's projected operating deficit. Some of these initiatives could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Future federal legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our operators' liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a Material Adverse Effect on us.

We may be unable to successfully foreclose on the collateral securing our mortgage loan investments, and even if we are successful in our foreclosure efforts, we may be unable to successfully reposition the properties, which may adversely affect our ability to recover our investments.

        If a borrower defaults under any of our mortgage loans, to protect our interest, we may foreclose on the loan or acquire title to the property and make substantial improvements or repairs to maximize the property's investment potential. In response to our actions to enforce mortgage obligations, the defaulting borrower may contest enforcement of foreclosure or other remedies, seek bankruptcy protection against our exercise of enforcement or other remedies, or bring claims for lender liability. If the borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other remedies against the borrower unless relief is first obtained from the court having jurisdiction over the bankruptcy case. Foreclosure-related costs, high loan-to-value ratios or declines in property value could prevent us from realizing the full amount of our mortgage loans upon foreclosure, and we could be required to record valuation allowance for such losses. Even if we successfully foreclose on the collateral securing our mortgage loan investments, we may inherit properties that we are unable to expeditiously reposition with new tenants or operators, if at all, which would adversely affect our ability to recover our investment.

Our pursuit of investments in, and acquisitions or development of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations.

        We intend to continue to pursue investments in, and acquisitions or development of, additional seniors housing and healthcare assets domestically and internationally, subject to the contractual restrictions contained in the instruments governing our existing indebtedness. Investments in and acquisitions of these properties entail general risks associated with any real estate investment, including risks that the investment's performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Furthermore, healthcare properties are often highly customized and may require costly tenant-specific improvements.

        Our ability to compete successfully for investment and acquisition opportunities is affected by many factors, including our cost of obtaining debt and equity capital at rates comparable to or better than our competitors. When we attempt to finance, acquire or develop properties, we compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors, some of whom have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. See "Business—Competition" included in Item 1 of this Annual Report on Form 10-K.

        In addition, new development projects that we pursue may experience construction delays or cost overruns that increase our expenses, fail to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, or remain incomplete after incurring significant development costs. Investments in and acquisitions of properties outside the United States create additional legal, economic and market risks associated with operating in foreign countries, such as currency exchange fluctuations and foreign tax risks. If we incur additional debt or issue equity securities, or both, to finance future investments, acquisitions or development activity, our leverage could increase or our per share financial results could decline.

Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically than if our investments were diversified.

        We invest primarily in seniors housing and healthcare properties, and our ability to make investments outside the seniors housing or healthcare industries is restricted by the terms of our existing indebtedness. This concentration exposes us to greater economic risk than if our portfolio included real estate assets in other industries or non-real estate assets. For example, the healthcare industry is highly regulated, and changes in government regulation and reimbursement can have material adverse consequences on the healthcare industry, some of which may be unintended. We cannot provide any assurance that future changes in government regulation of healthcare will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, which could have a more pronounced effect on us than if our investments were further diversified.

        The healthcare industry is also highly competitive. The occupancy levels at, and revenues from, our properties depend on the ability of our tenants, operators and managers to successfully compete with other operators and managers, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. We cannot be certain that our tenants, operators and managers will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us, and our operators and managers may encounter increased competition that could limit their ability to attract residents and patients or expand their businesses, which could materially adversely affect their ability to meet their obligations to us and have a Material Adverse Effect on us.

        Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by the current downturn in the real estate industry or any weakness in the seniors housing and healthcare industries. In addition, transfers of healthcare properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot provide any assurance that we will recognize full value for any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

Our tenants, operators and managers may be adversely affected by increasing healthcare regulation and enforcement.

        Over the last several years, the regulatory environment of the long-term healthcare industry has intensified both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred, Brookdale Senior Living, Atria and Sunrise. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Changes in enforcement policies by federal and state governments have resulted in a significant increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See "Governmental Regulation—Healthcare Regulation" included in Item 1 of this Annual Report on Form 10-K.

        If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us. We are unable to predict future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.

Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators.

        Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See "Governmental Regulation—Healthcare Regulation" included in Item 1 of this Annual Report on Form 10-K. Similarly, private third-party payors have continued their efforts to control healthcare costs. We cannot provide any assurance that adequate reimbursement levels will be available for services to be provided by our tenants and operators that currently depend on Medicare, Medicaid or private payor reimbursement. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us.

Revenues from our senior living operations are dependent on private pay sources; Events which adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates, resident fee revenues and results of operations to decline.

        By and large, assisted and independent living services currently are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Hence, substantially all of the resident fee revenues generated by our senior living operations are derived from private pay sources consisting of income or assets of residents or their family members. In general, due to the expense associated with building new properties and the staffing and other costs of providing services at these properties, only seniors with income or assets meeting or exceeding the comparable median in the regions where our properties are located typically can afford to pay the daily resident and care fees. The continued weak economy and depressed housing market, as well as other events such as changes in demographics, could adversely affect the ability of seniors and their families to afford these fees. If the managers of our seniors housing communities are unable to attract and retain seniors with sufficient income, assets or other resources required to pay the fees associated with assisted and independent living services, our occupancy rates, resident fee revenues and results of operations could decline, which, in turn, could have a Material Adverse Effect on us.

Our investments in joint ventures could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners' financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.

        As of December 31, 2011, we had controlling interests in eleven MOBs and eighteen seniors housing communities owned through joint ventures with third parties, and we had noncontrolling interests of between 5% and 25% in 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities owned through joint ventures with third parties. These joint ventures involve risks not present with respect to our wholly owned properties, including the following:

  •
  We may be unable to take actions that are opposed by our joint venture partners under arrangements that require us to share decision-making authority over major decisions affecting the ownership or operation of the joint venture and any property owned by the joint venture, such as the sale or financing of the property or the making of additional capital contributions for the benefit of the property;

  •
  For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions that we oppose;

  •
  Our ability to sell or transfer our interest in a joint venture to a third party may be restricted without prior consent of our joint venture partners;

  •
  Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which may delay construction or development of a property or increase our financial commitment to the joint venture;

  •
  Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

  •
  We may disagree with our joint venture partners about decisions affecting a property or the joint venture, which could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

  •
  We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.

We may be adversely affected by fluctuations in currency exchange rates.

        Our ownership of twelve seniors housing communities in the Canadian provinces of Ontario and British Columbia subjects us to fluctuations in U.S. and Canadian exchange rates, which may, from time to time, impact our financial condition and results of operations. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may transact business in currencies other than U.S. or Canadian dollars. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot provide any assurance that such fluctuations will not have a Material Adverse Effect on us.

Our ownership of certain properties subject to ground lease, air rights or other restrictive agreements exposes us to the loss of such properties upon breach or termination of such agreements, limits our uses of these properties and restricts our ability to sell or otherwise transfer such properties.

        We have investments in many of our MOBs and certain other properties through leasehold interests in the land on which the buildings are located, through leases of air rights for the space above the land on which the buildings are located or through similar agreements, and we may acquire or develop additional properties in the future that are subject to similar ground lease, air rights or other restrictive agreements. Under these agreements, we could lose our interests in the property upon termination or an earlier breach by us. In addition, many of our ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our right to convey our interests in such properties, which may limit our ability to timely sell or exchange the properties and impair their value, or restrict the leasing of such properties, which may negatively impact our ability to find suitable tenants for the properties.

Overbuilding in markets in which our seniors housing communities and MOBs are located could adversely affect our future occupancy rates, operating margins and profitability.

        The seniors housing and MOB industries generally have limited barriers to entry, and, as a consequence, the development of new seniors housing communities or MOBs could outpace demand. If development outpaces demand for those asset types in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability.

Termination of resident lease agreements could adversely affect our revenues and earnings.

        Applicable regulations governing assisted living communities generally require a written lease agreement with each resident that gives the resident the right to terminate his or her lease agreement for any reason on reasonable notice. Consistent with these regulations, the resident lease agreements entered into by the managers of our seniors housing communities generally allow residents to terminate their lease agreements on 30 days' notice. Thus, unlike typical apartment lease agreements that have terms of one year or longer, our managers cannot contract with residents to stay for longer periods of time. In addition, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if the affected units remain unoccupied, our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

The hospitals on whose campuses our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.

        Our MOB operations depend on the viability of the hospitals on or near whose campuses our MOBs are located and their affiliated health systems in order to attract physicians and other healthcare-related clients. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located is unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may not be able to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our MOBs, their inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a Material Adverse Effect on us.

Volatility or disruption in the capital markets could prevent our counterparties from satisfying their obligations to us.

        Uncertainty in the capital markets and tightening of credit markets, similar to that experienced in recent years, could make accessing new capital more challenging and more expensive for our counterparties. Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain credit to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. In addition, any difficulty in accessing capital or other sources of funds experienced by our other counterparties, such as letters of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, could prevent such counterparties from remaining viable entities or satisfying their obligations to us, which could have a Material Adverse Effect on us.

The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, operators and managers may not adequately insure against losses.

        We maintain or require in our existing lease, management and other agreements that our tenants, operators and managers maintain adequate insurance coverage on our properties and their operations. Although we continually review the scope and level of insurance maintained by us and our tenants, operators and managers and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot provide any assurance that we or our tenants, operators and managers will continue to be able to maintain adequate levels of insurance. We also cannot provide any assurance that we will continue to require the same levels of insurance coverage under our lease, management and other agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers.

        Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. In such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot provide any assurance that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.

        As part of our MOB development business, we provide engineering, construction and architectural services, and any design, construction or systems failures related to the properties we develop may result in substantial injury or damage to clients or third parties. Injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance, if any claim results in a loss, we cannot provide any assurance that our insurance coverage would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to make a payment for the difference and could lose our investment in, or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.

Significant legal actions could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.

        From time to time, we may be subject to claims brought against us in lawsuits and other legal proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers for which such tenants, operators and managers may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such pending or future litigation could materially adversely affect our or their liquidity, financial condition and results of operations and have a Material Adverse Effect on us.

        In some of these cases, we and our tenants, operators and managers may be subject to professional liability claims brought by plaintiffs' attorneys seeking significant punitive damages and attorneys' fees. Due to the historically high frequency and severity of professional liability claims against healthcare and seniors housing providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, our insurance coverage and the insurance coverage of our tenants, operators and managers might not cover all claims against us or them and might not be available to us or them at a reasonable cost. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.

        In an effort to reduce and manage their costs and for various other reasons, many companies in the healthcare industry, including some of our tenants, operators and managers, are pursuing different organizational and corporate structures coupled with self-insurance trusts or programs (commonly referred to as "captives") that may provide them with less insurance coverage. Those companies that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies that rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims. As a result, the tenants, operators and managers of our properties who self-insure could incur large funded and unfunded professional liability expense, which could materially adversely affect their liquidity, financial condition and results of operations and, in turn, their ability to satisfy their obligations to us or, in the case of our senior living operations, our results of operations and, in either case, have a Material Adverse Effect on us. Likewise, if we decide to implement a captive, any large funded and unfunded professional liability expenses that we incur could have a Material Adverse Effect on us.

We may not be able to maintain or expand our relationships with our existing and future hospital and health system clients.

        The success of our MOB business depends, to a large extent, on our past, current and future relationships with hospital and health system clients. We invest a significant amount of time to develop these relationships, and our relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and hospital project management projects, with both new and existing clients. If our relationships with hospital or health system clients deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.

Our MOB development projects, including development projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns.

        A key component of our MOB long-term growth strategy is exploring development opportunities and, when appropriate, making investments in those projects. In deciding whether to make an investment in a particular MOB development, we make certain assumptions regarding the expected future performance of that property. These assumptions are subject to risks normally associated with these projects, including, among others, that:

  •
  We may be unable to obtain financing for development projects on favorable terms or at all;

  •
  We may not complete development projects on schedule or within budgeted amounts;

  •
  We may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop the property to market standards;

  •
  Development or construction delays may provide tenants the right to terminate preconstruction leases or cause us to incur additional costs;

  •
  Volatility in the price of construction materials or labor may increase our development costs;

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

  •
  Demand for our development project may decrease prior to completion, including due to competition from other developments; and

  •
  Lease rates and rents at newly developed properties may fluctuate based on factors beyond our control, including market and economic conditions.

        Moreover, in MOB development projects undertaken on a fee-for-service basis, we generally construct properties for clients in exchange for a fixed fee, which creates risks such as the inability to pass on increased labor and construction material costs to our clients, development and construction delays that could give our counterparties the right to receive penalties from us, and bankruptcy or default by our contractors. We attempt to mitigate these risks by establishing certain limits on our obligations, shifting some of the risk to the general contractor or seeking other legal protections, but we cannot provide any assurance that our mitigation efforts will be effective.

        If any of the risks described above occur, our MOB development projects, including development projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns, which could materially adversely affect our MOB operations and have a Material Adverse Effect on us.

Economic and other conditions that negatively affect geographic areas to which a greater percentage of our NOI is attributed could adversely affect our financial results.

        For the year ended December 31, 2011, approximately 42.1% of our NOI was derived from properties located in California (12.5%), Illinois (7.1%), Texas (6.1%), Massachusetts (5.8%), New York (5.7%), and Florida (4.9%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, and changes in state-specific legislation, which could adversely affect our business and results of operations.

Our operators may be sued under a federal whistleblower statute.

        Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See "Governmental Regulation—Healthcare Regulation" included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on the operators' liquidity, financial condition and results of operation and on their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.

If any of our properties are found to be contaminated, or if we become involved in any environmental disputes, we could incur substantial liabilities and costs.

        Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we are generally indemnified by the current operators of our properties for contamination caused by them, these indemnities may not adequately cover all environmental costs. See "Governmental Regulation—Environmental Regulation" included in Item 1 of this Annual Report on Form 10-K.

Our success depends, in part, on our ability to retain key personnel, and the loss of any one of them could adversely impact our business.

        The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to retain and motivate these individuals could significantly impact our future performance. Competition for these individuals is intense, and we cannot provide any assurance that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future. Losing any one or more of these persons could have a Material Adverse Effect on us.

Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.

        Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management's assessment of the effectiveness of such control. Changes to our business will necessitate ongoing changes to our internal control systems and processes. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.

If the liabilities we have assumed in connection with acquisitions are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.

        We may have certain liabilities in connection with our acquisitions, including, in some cases, contingent liabilities. As we integrate these acquisitions, we may learn additional information about the sellers, the properties, their operations and/or their liabilities that adversely affects us, such as:

  •
  Liabilities relating to the clean-up or remediation of undisclosed environmental conditions;

  •
  Unasserted claims of vendors or other persons dealing with the sellers;

  •
  Liabilities, claims and litigation, including indemnification obligations, whether or not incurred in the ordinary course of business, relating to periods prior to or following our acquisition;

  •
  Claims for indemnification by general partners, directors, officers and others indemnified by the sellers; and

  •
  Liabilities for taxes relating to periods prior to our acquisition.

As a result, we cannot provide any assurance that our past acquisitions will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed are greater than expected, or if there are obligations relating to the acquired properties or businesses of which we were not aware at the time we completed the acquisition, our business and results of operations could be materially adversely affected.

Risks Arising from Our Capital Structure

We may become more leveraged.

        As of December 31, 2011, we had approximately $6.4 billion of outstanding indebtedness (including capital lease obligations). The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may elect to meet our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

  •
  Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate or healthcare industries;

  •
  Potential impairment of our ability to obtain additional financing for our business strategy; and

  •
  Potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing our cost of borrowing.

        In addition, from time to time, we mortgage our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.

We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition and investment activity, and our decision to hedge against interest rate risk might not be effective.

        We receive a significant portion of our revenues by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual rent escalations, subject to certain limitations. Certain of our debt obligations are floating rate obligations with interest rate and related payments that vary with the movement of LIBOR, Bankers' Acceptance or other indexes. The generally fixed rate nature of our revenues and the variable rate nature of certain of our obligations create interest rate risk. Although our operating assets provide a partial hedge against interest rate fluctuations, if interest rates rise, our interest costs for our existing floating rate debt and any new debt we incur would also increase. This increased cost could reduce our profitability, make our lease and other revenues insufficient to meet our obligations, or increase the cost of financing our acquisition and investment activity. Further, rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. An increase in interest rates may also decrease the amount third parties are willing to pay for our assets, thereby limiting our ability to reposition our portfolio promptly in response to changes in economic or other conditions.

        We may seek to manage our exposure to interest rate volatility with hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we may earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may result in higher interest rates than would otherwise be the case. Moreover, no amount of hedging activity can completely insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.

Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business strategy.

        We cannot provide any assurance that we will be able to raise the necessary capital to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy, and the failure to do so could have a Material Adverse Effect on us. In recent years, the global capital and credit markets experienced a period of extraordinary turmoil and upheaval, characterized by the bankruptcy, failure or sale of various financial institutions and an unprecedented level of intervention from the U.S. federal government. The disruption in the credit markets, the repricing of credit risk and the deterioration of the financial and real estate markets created difficult conditions for REITs and other companies to access capital or other sources of funds. Although access to capital and other sources of funding have improved, we cannot provide any assurance that conditions will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect our results of operation and financial condition. In addition, the federal government's failure to increase the amount of debt that it is statutorily permitted to incur as needed to meet its future financial commitments or a downgrade in the debt rating on U.S. government securities could lead to a weakened U.S. dollar, rising interest rates and constrained access to capital, which could materially adversely affect the U.S. and global economies, increase our costs of borrowing and have a Material Adverse Effect on us.

        To address constraints on our access to capital, we could, among other things, (i) obtain commitments from the banks in our lending group or from new banks to fund increased amounts under the terms of our unsecured revolving credit facility or our unsecured term loan facilities, (ii) access the public capital markets, (iii) obtain secured loans from government-sponsored entities, pension funds or similar sources, (iv) decrease or eliminate our distributions to our stockholders or pay taxable stock dividends, or (v) delay or cease our acquisition and investment activity. As with other public companies, our access to debt and equity capital depends, in part, on the trading prices of our senior notes and common stock, which, in turn, depend upon market conditions that change from time to time, such as the market's perception of our financial condition, our growth potential and our current and future earnings and cash distributions. Our failure to meet the market's expectation with regard to future earnings and cash distributions or a significant downgrade in the ratings assigned to our long-term debt could impact our ability to access capital or increase our borrowing costs. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments, which could also result in adverse tax consequences to us. Restrictions on our uses of, and our right to transfer, properties under certain healthcare regulations, ground leases, mortgages and other agreements to which our properties may be subject could adversely impact our ability to timely liquidate those investments and impair their value.

        If the financial institutions that are parties to our unsecured revolving credit facility become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our unsecured revolving credit facility and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders. Adverse conditions in the credit markets could also adversely affect the availability and terms of future borrowings, renewals or refinancings.

Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.

        The terms of the instruments governing our existing indebtedness require us to comply with a number of customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and minimum net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments and could trigger defaults under any other indebtedness that is cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could have a Material Adverse Effect on us.

Risks Arising from Our Status as a REIT

Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock.

        If we lose our status as a REIT (currently and/or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

  •
  We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to federal income tax at regular corporate rates;

  •
  We could be subject to the federal alternative minimum tax and increased state and local taxes; and

  •
  Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.

        In addition, in such event we would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock.

        Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. Although we believe that we qualify as a REIT, we cannot provide any assurance that we will continue to qualify as a REIT for tax purposes.

The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.

        To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See "Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements" included in Item 1 of this Annual Report on Form 10-K. However, such distributions may limit our ability to rely upon rental payments from our properties or subsequently acquired properties to finance investments, acquisitions or new developments.

        Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may cause us to fail to have sufficient cash or liquid assets to enable us to satisfy the 90% distribution requirement.

        In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may, if possible, borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see "—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business strategy." The terms of the instruments governing our existing indebtedness restrict our ability to engage in some of these transactions.

To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.

        To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.9% of our outstanding preferred stock or more than 9.0% of our common stock, the shares that are beneficially owned in excess of the applicable limit are considered to be "excess shares" and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. In addition, we have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares, but if we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.

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

ITEM 1B.    Unresolved Staff Comments

        None.

ITEM 2.    Properties

Seniors Housing and Healthcare Properties

        As of December 31, 2011, we owned 1,378 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 678 seniors housing communities; 396 skilled nursing facilities; 47 hospitals; 249 MOBs; and eight personal care facilities. We also were in the process of developing three properties as of December 31, 2011. We believe that the asset class, tenant, operator and manager, geographic location, revenue source and business model diversity of our portfolio makes us less susceptible to regional economic downturns and adverse changes in regulation or reimbursement rates or methodologies in any single state or with respect to any particular asset type.

        At December 31, 2011, our share of mortgage loan obligations outstanding was $2.7 billion and the consolidated aggregate principal amount was $2.8 billion, secured by 228 of our properties.

        The following table sets forth select information regarding our portfolio of properties as of December 31, 2011 for each geographic location in which we own property:

	Seniors Housing Communities		Skilled Nursing Facilities		Hospitals		MOBs	Other Properties
Geographic Location	Number of Properties	Units	Number of Facilities	Licensed Beds	Number of Hospitals	Licensed Beds	Number of Properties	Number of Properties
Alabama	10	775	2	329	—	—	4	—
Arizona	18	1,614	3	462	4	221	14	—
Arkansas	6	369	8	877	—	—	—	—
California	63	7,534	9	1,114	7	530	16	—
Colorado	14	1,322	4	460	1	68	9	—
Connecticut	13	1,515	8	873	—	—	—	—
District of Columbia	—	—	—	—	—	—	2	—
Florida	47	4,519	2	293	6	511	18	—
Georgia	15	1,200	5	621	—	—	10	—
Idaho	1	70	7	624	—	—	—	—
Illinois	16	2,561	1	82	4	430	28	—
Indiana	20	1,751	34	3,782	1	59	15	—
Kansas	10	588	5	327	—	—	—	—
Kentucky	7	625	29	3,254	2	424	—	—
Louisiana	1	58	—	—	1	168	8	—
Maine	4	624	8	654	—	—	—	—
Maryland	5	361	3	445	—	—	2	—
Massachusetts	19	2,019	48	5,504	2	109	—	—
Michigan	22	1,459	—	—	—	—	11	—
Minnesota	19	959	4	666	—	—	1	—
Mississippi	1	53	—	—	—	—	—	—
Missouri	5	249	12	1,090	2	227	21	—
Montana	2	146	2	276	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—
Nevada	6	618	3	299	1	52	2	—
New Hampshire	—	—	3	502	—	—	—	—
New Jersey	13	1,165	1	153	—	—	—	—
New Mexico	5	512	—	—	1	61	—	—
New York	40	4,458	9	1,566	—	—	—	—
North Carolina	18	1,645	17	1,876	1	124	—	—
North Dakota	1	49	—	—	—	—	—	—
Ohio	27	1,892	21	2,943	—	—	29	—
Oklahoma	5	224	5	235	1	59	—	—
Oregon	19	1,504	13	1,290	—	—	1	—
Pennsylvania	36	2,670	9	1,037	2	115	4	—
Rhode Island	6	648	2	187	—	—	—	—
South Carolina	7	384	4	604	—	—	3	—
South Dakota	4	184	2	246	—	—	—	—
Tennessee	20	1,760	5	602	1	49	9	—
Texas	42	2,938	47	5,526	10	615	18	8
Utah	2	259	5	476	—	—	—	—
Vermont	—	—	1	144	—	—	—	—
Virginia	7	585	10	1,380	—	—	3	—
Washington	18	1,853	19	1,879	—	—	8	—
West Virginia	2	125	4	326	—	—	—	—
Wisconsin	68	2,931	18	2,498	—	—	12	—
Wyoming	1	48	4	371	—	—	1	—

Total U.S	666	56,958	396	45,873	47	3,822	249	8
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—

Total Canada	12	1,124	—	—	—	—	—	—

Total	678	58,082	396	45,873	47	3,822	249	8

Corporate Offices

        Our headquarters are located in Chicago, Illinois, and we have additional offices in Louisville, Kentucky, Dallas, Texas and Newport Beach, California. We lease all of our corporate offices.

ITEM 3.    Legal Proceedings

        The information contained in "Note 16—Litigation" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

ITEM 4.    (Removed and Reserved)

PART II

ITEM 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

        Our common stock, par value $0.25 per share, is listed and traded on the New York Stock Exchange (the "NYSE") under the symbol "VTR." The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported on the NYSE and the dividends declared per share.

	Sales Price of Common Stock
			Dividends Declared
	High	Low
2011
First Quarter	$57.45	$50.98	$0.575
Second Quarter	57.08	50.87	0.575
Third Quarter	55.75	43.25	0.575
Fourth Quarter	56.73	46.21	0.575
2010
First Quarter	$49.24	$40.36	$0.535
Second Quarter	50.33	43.14	0.535
Third Quarter	53.89	45.77	0.535
Fourth Quarter	56.20	48.53	0.535

        As of February 14, 2012, we had 288,915,189 shares of our common stock outstanding held by approximately 3,540 stockholders of record.

Dividends and Distributions

        We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 15, 2012, our Board of Directors declared the first quarterly installment of our 2012 dividend in the amount of $0.62 per share, payable in cash on March 29, 2012 to stockholders of record on March 9, 2012. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2012. See "Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements" included in Part I, Item 1 of this Annual Report on Form 10-K.

        In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers a number of factors when making these decisions, including our current and future liquidity needs and financial condition, our current and projected results of operations and the performance and credit quality of our tenants, operators, managers and borrowers, we cannot provide any assurance that we will maintain the policy of paying regular quarterly dividends to continue to qualify as a REIT. Please see "Cautionary Statements" and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy.

        Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See "Note 17—Capital Stock" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Director and Employee Stock Sales

        Certain of our directors, executive officers and other employees have adopted and may, from time to time in the future, adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize their equity-based compensation.

        Each of our executive officers has advised us that he or she has not pledged any of our equity securities to secure "margin loans." Our Securities Trading Policy prohibits our directors, executive officers and employees from buying or selling financial instruments that are designed to hedge or offset a decrease in the market value of our securities.

Stock Repurchases

        The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2011:

	Number of Shares Repurchased(1)	Average Price Per Share
October 1 through October 31	10	$48.20
November 1 through November 30	14,033	$52.90
December 1 through December 31	19,224	$55.00

(1)
Repurchases represent shares withheld to pay (i) taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan or under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP or (ii) the exercise price of options granted to employees under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs or the fair market value of our common stock at the time of exercise, as the case may be.

Stock Performance Graph

        The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2006 through December 31, 2011, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the "Composite REIT Index"), the FTSE NAREIT Healthcare Equity REIT Index (the "Healthcare REIT Index") and the S&P 500® Index over the same period. The comparison assumes $100 was invested on December 31, 2006 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE. We have included the other indexes (other than the S&P 500® Index, of which we are a member) because we believe that they are either most representative of the industry in which we compete, or otherwise provide a fair basis for comparison with us, and are therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2006	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011
Ventas	$100	$112	$88	$122	$152	$167
NYSE Composite Index	$100	$109	$66	$85	$96	$92
Composite REIT Index	$100	$82	$51	$65	$83	$89
Healthcare REIT Index	$100	$102	$90	$112	$134	$152
S&P 500 Index	$100	$105	$66	$84	$97	$99

ITEM 6.    Selected Financial Data

        You should read the following selected financial data in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as acquisitions, divestitures, changes in accounting policies and other items impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$819,580	$531,456	$488,458	$468,715	$446,469
Resident fees and services	873,308	446,301	421,058	429,257	282,226
Interest expense	236,807	175,631	173,810	199,135	191,022
Property-level operating expenses	651,561	315,953	302,813	306,944	198,125
General, administrative and professional fees	74,537	49,830	38,830	40,651	36,425
Income from continuing operations attributable to common stockholders	362,810	215,324	190,423	171,660	128,149
Discontinued operations	1,683	30,843	76,072	50,943	145,532
Net income attributable to common stockholders	364,493	246,167	266,495	222,603	273,681
Per Share Data
Income from continuing operations attributable to common stockholders, basic	$1.59	$1.37	$1.25	$1.23	$1.05
Net income attributable to common stockholders, basic	$1.60	$1.57	$1.75	$1.59	$2.23
Income from continuing operations attributable to common stockholders, diluted	$1.57	$1.36	$1.24	$1.23	$1.04
Net income attributable to common stockholders, diluted	$1.58	$1.56	$1.74	$1.59	$2.22
Dividends declared per common share	$2.30	$2.14	$2.05	$2.05	$1.90
Other Data
Net cash provided by operating activities	$773,197	$447,622	$422,101	$379,907	$404,600
Net cash used in investing activities	(997,439)	(301,920)	(1,746)	(136,256)	(1,175,192)
Net cash provided by (used in) financing activities	248,282	(231,452)	(490,180)	(95,979)	802,675
FFO(1)	824,851	421,506	393,409	412,357	374,218
Normalized FFO(1)	776,963	453,981	409,045	379,469	327,136
Balance Sheet Data
Real estate investments, at cost	$17,830,262	$6,747,699	$6,399,421	$6,256,562	$6,380,703
Cash and cash equivalents	45,807	21,812	107,397	176,812	28,334
Total assets	17,271,910	5,758,021	5,616,245	5,771,418	5,718,475
Senior notes payable and other debt	6,429,116	2,900,044	2,670,101	3,136,998	3,346,531

(1)
We believe that net income, as defined by generally accepted accounting principles ("GAAP"), is the most appropriate earnings measurement. However, we consider Funds From Operations ("FFO") and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP, Inc. and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

FFO and normalized FFO presented herein are not necessarily identical to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs. See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations" included in Item 7 of this Annual Report on Form 10-K for a reconciliation of these measures to our GAAP earnings.

ITEM 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, "we," "us" or "our"). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management's Discussion and Analysis will help you understand:

  •
  Who we are and the environment in which we operate;

  •
  Our 2011 operating highlights and recent developments;

  •
  Our critical accounting policies and estimates;

  •
  Our results of operations for the last three years;

  •
  How we manage our assets and liabilities;

  •
  Our liquidity and capital resources;

  •
  Our cash flows; and

  •
  Our future contractual obligations.

Corporate and Operating Environment

        We are a real estate investment trust ("REIT") with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of December 31, 2011,

we owned 1,378 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 678 seniors housing communities; 396 skilled nursing facilities; 47 hospitals; 249 medical office buildings ("MOBs"); and eight personal care facilities. We also were in the process of developing three properties as of December 31, 2011. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since March 2009.

        Our primary business focuses on acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third-party managers. Through our Lillibridge Healthcare Services, Inc. ("Lillibridge") subsidiary and our ownership interest in PMB Real Estate Services LLC ("PMBRES"), which we acquired in July 2011 in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make mortgage loan and other investments relating to seniors housing and healthcare companies or properties.

        We currently operate through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. See "Note 20—Segment Information" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        As of December 31, 2011, we had: 100% ownership interests in 1,257 properties; controlling interests in eleven MOBs and eighteen seniors housing communities owned through joint ventures with third parties; and noncontrolling interests ranging between 5% and 25% in 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities owned through joint ventures with third parties. Through Lillibridge and PMBRES, we also provided management and leasing services to third parties with respect to 44 MOBs as of December 31, 2011.

        As of December 31, 2011, we leased 929 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria Senior Living, Inc. ("Atria") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise"), to manage 200 seniors housing communities pursuant to long-term management agreements. Kindred Healthcare, Inc. (together with its subsidiaries, "Kindred") and Brookdale Senior Living Inc. ("Brookdale Senior Living") leased 198 and 167 of our properties, respectively, as of December 31, 2011 (excluding six properties included in investments in unconsolidated entities).

        Our business strategy focuses on three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our financial strength, flexibility and liquidity.

        Access to external capital is critical to the success of our business strategy as it impacts our ability to meet our existing commitments, including repaying maturing indebtedness, and to make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, perception of our potential future earnings and cash distributions and the market price of our common stock. Generally, we attempt to match the long-term duration of our investments in senior housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of fixed rate debt. At December 31, 2011, only 22.1% of our consolidated debt was variable rate debt (excluding debt related to real estate assets classified as held for sale).

2011 Operating Highlights and Recent Developments

  •
  In 2011, our Board of Directors declared and we paid cash dividends on our common stock in the aggregate amount of $2.30 per share, representing a 7.5% increase over our aggregate 2010 dividends of $2.14 per share.

  •
  In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement and used the aggregate proceeds of $300.0 million to repay existing mortgage debt and for working capital and other general corporate purposes.

  •
  Also in February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with this repayment in the first quarter of 2011.

  •
  In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par for total proceeds of $693.9 million, before the underwriting discount and expenses.

  •
  Also in May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, "ASLG"), which added 117 seniors housing communities and one land parcel to our senior living operating portfolio. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

  •
  In July 2011, we acquired publicly traded NHP in a stock-for-stock transaction, which expanded our portfolio by 643 seniors housing and healthcare properties. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

  •
  In July 2011, we: amended our Amended and Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock and 10,000,000 shares of preferred stock; amended our Fourth Amended and Restated By-Laws to increase the maximum number of directors allowed to serve on the Board of Directors at any time from eleven to thirteen; and appointed three former NHP directors to our Board.

  •
  Also in July 2011, we redeemed $200.0 million principal amount of our outstanding 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $8.7 million in the third quarter of 2011, and we repaid in full, at par, $339.0 million principal amount then outstanding of NHP's 6.50% senior notes due 2011 upon maturity.

  •
  In August 2011, the United States District Court for the Western District of Kentucky ruled that HCP, Inc. ("HCP") could not further delay enforcement of our $101.6 million compensatory damages award, and HCP paid us $102.8 million for the judgment plus certain costs and interest; in November 2011, HCP paid us an additional $125 million in final settlement of our outstanding lawsuit against HCP; and for the year ended December 31, 2011, we recorded approximately $202.3 million in net income as a result of this litigation, after certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation, which supports worthwhile causes important to our customers, our employees and our communities. See "Note 16—Litigation" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

  •
  In October 2011, we repaid all borrowings outstanding and terminated the commitments under our unsecured revolving credit facilities and entered into a new $2.0 billion unsecured revolving credit facility, currently priced at LIBOR plus 110 basis points. See "Note 10—Borrowing Arrangements" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

  •
  In November 2011, we repaid in cash $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount.

  •
  In December 2011, we entered into a new $500.0 million unsecured term loan facility with a weighted average maturity of 4.5 years, priced at LIBOR plus 125 basis points, and concurrently terminated the commitments under the $800.0 million term loan that we assumed in connection with the NHP acquisition.

  •
  In December 2011, we signed a definitive agreement to acquire publicly traded Cogdell Spencer Inc. ("Cogdell"), and its 72 MOBs in an all-cash transaction.

  •
  During 2011, we also invested approximately $329.5 million, including the assumption of $134.9 million in debt, in MOBs and seniors housing communities.

  •
  During 2011, we received aggregate proceeds of $218.5 million in final repayment of eight secured loans receivable and recognized an aggregate gain of $4.4 million in connection with these repayments for the year ended December 31, 2011.

  •
  In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

  •
  In February 2012, we sold nine seniors housing communities for aggregate consideration of $121.3 million.

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with generally accepted accounting principles ("GAAP") set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see "Note 2—Accounting Policies" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

        We apply FASB guidance for arrangements with variable interest entities ("VIEs"), which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary. We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.

        We also apply FASB guidance related to investments in joint ventures based on the type of rights held by the limited partner(s) that may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.

Business Combinations

        We account for acquisitions using the acquisition method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.

        Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, ground leases, tenant improvements, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities, and any debt assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our Consolidated Statements of Income.

        We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (a) internal analyses of recently acquired and existing comparable properties within our portfolio or (b) real estate tax assessed values in relation to the total value of the asset.

        The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts of lease intangibles would be recognized in operations at that time.

        We estimate the fair value of purchase option intangible assets or liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon exercise of the purchase option.

        We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant's credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.

        In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. In connection with our recent acquisitions, all capital leases acquired or assumed contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease obligation. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

        We determine fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.

        We estimate the fair value of noncontrolling interests assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.

        We base the initial carrying value of investments in unconsolidated entities on the fair value of the assets at the time we acquired the joint venture interest. We estimate fair values for our equity method investments based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. The capitalization rates, discount rates and credit spreads we use in these models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

        We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include it in our share of income or loss from unconsolidated entities. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method.

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

        We record a liability for contingent consideration (included in accounts payable and other liabilities on our Consolidated Balance Sheets) at fair value as of the acquisition date and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

Impairment of Long-Lived and Intangible Assets

        We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions as well as our intent with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

        If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset. We determine the impairment loss by comparing the estimated fair value of the intangible asset to its carrying value and recognize any shortfall from fair value as a loss in the current period.

        We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

        Goodwill is tested for impairment at least annually, but more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. In the first step of this approach, we estimate the fair value of a reporting unit and compare it to the reporting unit's carrying value. Should the carrying value exceed fair value, we proceed with the second step. The second step of this approach requires the fair value of a reporting unit to be assigned to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.

        Estimates of fair value used in this evaluation of goodwill, investments in real estate and intangibles are based upon discounted future cash flow projections, which are, in turn, based upon a number of estimates and assumptions, such as revenue and expense growth rates and discount rates. Our ability to accurately predict future operating results and cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

Loans Receivable

        We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable, net or, with respect to unsecured loans receivable, other assets) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and recognize any unamortized balances in income immediately if the loan is repaid before its contractual maturity.

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

Fair Value

        We follow FASB guidance that defines fair value and provides direction for measuring fair value and making the necessary related disclosures. The guidance emphasizes that fair value is a market-

based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

        Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity's own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. If an entity determines there has been a significant decrease in the volume and level of activity for an asset or liability relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Revenue Recognition

  Triple-Net Leased Properties and MOB Operations

        Certain of our triple-net leases, including the majority of our leases with Brookdale Senior Living and the majority of leases we acquired in connection with the NHP acquisition, and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets.

        Our master lease agreements with Kindred (the "Kindred Master Leases") and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

  Senior Living Operations

        We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of twelve to eighteen months and are cancelable by the resident upon 30 days' notice.

  Other

        We recognize interest income from loans, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

        We recognize income from rent, lease termination fees, development services, management advisory services and all other income when all of the following criteria are met in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

  Allowances

        We assess the collectibility of our rent receivables, including straight-line rent receivables, in accordance with the applicable accounting standards and our reserve policy, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (excluding straight-line receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental income and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the existing straight-line rent receivable.

Federal Income Tax

        We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for every year beginning with the year ended December 31, 1999 and made no provision for federal income tax purposes prior to our acquisition of the assets of Sunrise Senior Living Real Estate Investment Trust ("Sunrise REIT") in April 2007. As a result of the Sunrise REIT and subsequent acquisitions, we now record income tax expense or benefit with respect to certain of our entities that are taxed as "taxable REIT subsidiaries" under provisions similar to those applicable to regular corporations and not under the REIT provisions.

        We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes a change in our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes a change in our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Recently Issued or Adopted Accounting Standards

        In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification ("ASU 2011-10"), which clarifies certain guidance for situations in which a reporting entity ceases to have a controlling financial interest in a subsidiary that is, in substance, real estate as a result of default on the subsidiary's nonrecourse debt. In such situations, ASU 2011-10 requires a company to apply the provisions of ASC Topic 360, Property, Plant, and Equipment, in determining whether it should derecognize the real estate assets. The provisions of ASU 2011-10 will be effective for us beginning with fiscal year 2013, and are not expected to have a significant impact on our Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which permits companies to first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount before performing the current two-step analysis. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company must proceed with the two-step approach to evaluating impairment. We adopted the provisions of ASU 2011-08 in 2011, and the adoption did not impact our Consolidated Financial Statements. Also, on January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 states that if a reporting unit has a carrying amount that is equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 also did not impact our Consolidated Financial Statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassification of items out of accumulated other comprehensive income. The provisions of both ASU 2011-05 and ASU 2011-12 will be effective for us beginning with the first quarter of 2012.

        On January 1, 2011, we adopted ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), affecting public entities that enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that if a public entity presents comparative financial statements, it should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of ASLG in May 2011 and our acquisition of NHP in July 2011 in "Note 4—Acquisitions of Real Estate Property" included in Item 8 of this Annual Report on Form 10-K.

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which expands required disclosures related to an entity's fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity's reconciliation of recurring level three investments. We adopted those provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.

Results of Operations

        As of December 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Years Ended December 31, 2011 and 2010

        The table below shows our results of operations for each year and the effect on our income of changes in those results from year to year.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$654,794	$461,709	$193,085	41.8%
Senior Living Operations	279,331	154,470	124,861	80.8
MOB Operations	116,591	50,205	66,386	>100
All Other	34,415	16,412	18,003	>100

Total segment NOI	1,085,131	682,796	402,335	58.9
Interest and other income	1,217	484	733	>100
Interest expense	(236,807)	(175,631)	(61,176)	(34.8)
Depreciation and amortization	(456,590)	(203,762)	(252,828)	(>100)
General, administrative and professional fees	(74,537)	(49,830)	(24,707)	(49.6)
Loss on extinguishment of debt	(27,604)	(9,791)	(17,813)	(>100)
Litigation proceeds, net	202,259	—	202,259	nm
Merger-related expenses and deal costs	(153,923)	(19,243)	(134,680)	(>100)
Other	(8,653)	(272)	(8,381)	(>100)

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	330,493	224,751	105,742	47.0
Loss from unconsolidated entities	(52)	(664)	612	92.2
Income tax benefit (expense)	31,137	(5,201)	36,338	(>100)

Income from continuing operations	361,578	218,886	142,692	65.2
Discontinued operations	1,683	30,843	(29,160)	(94.5)

Net income	363,261	249,729	113,532	45.5
Net (loss) income attributable to noncontrolling interest, net of tax	(1,232)	3,562	4,794	(>100)

Net income attributable to common stockholders	$364,493	$246,167	$118,326	48.1%

nm—not
meaningful

Segment NOI—Triple-Net Leased Properties

        NOI for our triple-net leased properties reportable business segment consists of rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.

        Triple-net leased properties segment NOI increased primarily due to $179.2 million of rental income from the properties we acquired in connection with the NHP acquisition, $6.0 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2011, other services revenue directly attributable to the NHP acquisition ($2.2 million) and various rent increases at our other existing triple-net leased properties.

        In our triple-net leased properties segment, revenues consist of fixed rental amounts (subject to annual escalations) received directly from our tenants in accordance with the applicable lease terms and generally do not depend on the operating performance of our properties. Accordingly, occupancy information is relevant to the profitability of our tenants' operations but does not directly impact our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at December 31, 2011 for the third quarter of 2011, which is the most recent information available to us from our tenants.

	Number of Properties at December 31, 2011	Average Occupancy For the Three Months Ended September 30, 2011
Seniors Housing Communities	458	86.0%
Skilled Nursing Facilities	382	83.6%
Hospitals	47	56.3%

Segment NOI—Senior Living Operations

        The following table summarizes our senior living operations reportable business segment NOI:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$873,308	$446,301	$427,007	95.7%
Less:
Property-level operating expenses	(593,977)	(291,831)	(302,146)	>100

Segment NOI	$279,331	$154,470	$124,861	80.8%

        In our senior living operations segment, revenues consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased primarily due to the properties we acquired in connection with the ASLG acquisition ($403.2 million) and an increase in average daily rates. The following table sets forth average resident occupancy rates related to our senior living operating properties during 2011 and 2010:

	Number of Properties at December 31,		Average Occupancy For the Year Ended December 31,
	2011	2010	2011(1)	2010
Stabilized Communities	188	80	89.2%	89.1%
Lease-Up Communities	12	2	78.7%	84.3%

Total	200	82	88.6%	88.9%

Same-Store Stabilized Communities	79	79	90.0%	89.2%

(1)
Occupancy related to the seniors housing communities acquired in connection with the ASLG acquisition reflects activity from May 12, 2011, the date of the acquisition, through December 31, 2011.

        Property-level operating expenses related to the segment include labor, food, utility, marketing, management and other costs of operating the properties. Property-level operating expenses increased in 2011 over 2010 primarily due to the properties we acquired in connection with the ASLG acquisition ($281.1 million) and the receipt of a $5 million cash payment from Sunrise in 2010 for expense overages.

Segment NOI—MOB Operations

        The following table summarizes our MOB operations reportable business segment NOI:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$167,003	$69,747	$97,256	>100%
Medical office building services revenue	34,254	14,098	20,156	>100

Total revenues	201,257	83,845	117,412	>100
Less:
Property-level operating expenses	(57,584)	(24,122)	(33,462)	(>100)
Medical office building services costs	(27,082)	(9,518)	(17,564)	(>100)

Segment NOI	$116,591	$50,205	$66,386	>100%

nm—not
meaningful

        The increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired in connection with the NHP acquisition ($68.6 million) and a full of year of activity related to the MOBs we acquired in 2010 in connection with the Lillibridge acquisition. The following table sets forth occupancy rates related to our MOB operations segment at December 31, 2011 and 2010:

	Number of Properties at December 31,		Occupancy at December 31,
	2011	2010	2011	2010
Stabilized MOBs	177	63	91.9%	94.8%
Non-Stabilized MOBs	14	6	73.3%	73.9%

Total	191	69	89.5%	91.5%

Same-Store Stabilized MOBs	63	63	94.0%	94.7%

        Medical office building services revenue and costs, which are a direct result of the Lillibridge businesses that we acquired in July 2010, both increased due primarily due to a full year of activity in 2011 and increased construction activity during the second half of 2011 compared to 2010.

Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2011 over the prior year primarily due to the loans receivable we acquired in connection with the NHP acquisition, gains from the sale of marketable debt securities and additional investments we made in loans receivable during 2010 and 2011, partially offset by decreased interest income related to loans receivable repayments we received during 2011.

Interest Expense

        The $62.1 million increase in total interest expense, including interest allocated to discontinued operations of $5.3 million and $4.3 million for the years ended December 31, 2011 and 2010, respectively, is attributed primarily to a $117.6 million increase in interest due to higher loan balances and $7.7 million of interest related to the capital leases we assumed in our 2011 acquisitions, partially offset by a $65.1 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.9% for 2011, compared to 6.4% for 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.2 million for 2011, versus 2010.

Depreciation and Amortization

        Depreciation and amortization expense increased primarily due to the NHP and ASLG acquisitions and other properties we acquired in 2011.

General, Administrative and Professional Fees

        General, administrative and professional fees increased in 2011 primarily due to our organizational growth.

Loss on Extinguishment of Debt

        The loss on extinguishment of debt in 2011 resulted from our early repayment in February 2011 of $307.2 million principal amount of existing mortgage debt, our redemption in July 2011 of $200.0 million principal amount of our 6 1/2% senior notes due 2016 and our termination in October 2011 of our previous unsecured revolving credit facilities. The loss on extinguishment of debt in 2010 resulted from our redemption in June 2010 of all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, our redemption in October 2010 of all $71.7 million principal amount outstanding of our 6 5/8% senior notes due 2014 and various mortgage debt repayments in December 2010.

Litigation Proceeds, Net

        Litigation proceeds, net in 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP arising out of our 2007 Sunrise REIT acquisition, plus certain costs and interest, and the receipt of an additional $125 million from HCP in final settlement of our outstanding lawsuit against HCP, net of certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation. No similar events occurred during 2010.

Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs in both years consisted of expenses relating to our favorable $101.6 million compensatory damages judgment against HCP and subsequent cross-appeals, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the Lillibridge, ASLG and NHP acquisitions.

Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other expenses.

Loss from Unconsolidated Entities

        Loss from unconsolidated entities for 2011 and 2010 relates to the noncontrolling interests in joint ventures we acquired in connection with the NHP and Lillibridge acquisitions. At December 31, 2011, these noncontrolling interests ranged between 5% and 25% and related to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities.

Income Tax Benefit/Expense

        Income tax benefit for 2011 was due primarily to the reversal of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns and the deferred tax liabilities established in connection with the ASLG acquisition. Income tax expense for 2010 represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition.

Discontinued Operations

        Discontinued operations for 2011 includes activity related to nineteen properties, four of which were sold during 2011 with no resulting gain or loss and fifteen of which were classified as held for sale as of December 31, 2011. Discontinued operations for 2010 includes activity related to nine of the nineteen properties mentioned above that we owned during 2010, a $17.3 million gain on the sale of seven assets sold during 2010, lease termination fees of $0.7 million related to these assets and a $7.9 million previously deferred gain recognized in the fourth quarter of 2010 upon repayment of a note to the buyer.

Net Loss/Income Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for 2011 represents our partners' joint venture interests in 29 MOBs and seniors housing communities, 23 of which we acquired in connection with the NHP acquisition. Net income attributable to noncontrolling interest, net of tax for 2010 represents Sunrise's share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010, and our partners' joint venture interests in six MOBs.

Years Ended December 31, 2010 and 2009

        The table below shows our results of operations for each year and the effect on our income of changes in those results from year to year.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2010	2009	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$461,709	$452,536	$9,173	2.0%
Senior Living Operations	154,470	131,013	23,457	17.9
MOB Operations	50,205	23,154	27,051	>100
All Other	16,412	13,107	3,305	25.2

Total segment NOI	682,796	619,810	62,986	10.2
Interest and other income	484	842	(358)	(42.5)
Interest expense	(175,631)	(173,810)	(1,821)	(1.0)
Depreciation and amortization	(203,762)	(197,298)	(6,464)	(3.3)
General, administrative and professional fees	(49,830)	(38,830)	(11,000)	(28.3)
Loss on extinguishment of debt	(9,791)	(6,080)	(3,711)	(61.0)
Merger-related expenses and deal costs	(19,243)	(13,015)	(6,228)	(47.9)
Other	(272)	(50)	(222)	(>100)

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	224,751	191,569	33,182	17.3
Loss from unconsolidated entities	(664)	—	(664)	nm
Income tax (expense) benefit	(5,201)	1,719	(6,920)	(>100)

Income from continuing operations	218,886	193,288	25,598	13.2
Discontinued operations	30,843	76,072	(45,229)	(59.5)

Net income	249,729	269,360	(19,631)	(7.3)
Net income attributable to noncontrolling interest, net of tax	3,562	2,865	(697)	(24.3)

Net income attributable to common stockholders	$246,167	$266,495	$(20,328)	(7.6)%

nm—not
meaningful

Segment NOI—Triple-Net Leased Properties

        Triple-net leased properties reportable business segment NOI increased primarily due to $6.2 million of additional rent resulting from the annual escalators in the rent paid under the Kindred Master Leases effective May 1, 2010, $0.8 million of rental income from a seniors housing community we acquired in 2010 and various rent increases at our other existing properties.

Segment NOI—Senior Living Operations

        The following table summarizes our senior living operations reportable business segment NOI:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2010	2009	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$446,301	$421,058	$25,243	6.0%
Less:
Property-level operating expenses	(291,831)	(290,045)	(1,786)	(0.6)

Segment NOI	$154,470	$131,013	$23,457	17.9%

        Our senior living operations segment revenues increased primarily due to a decrease in the average Canadian dollar exchange rate, which had a favorable impact of $8.2 million in 2010, $3.3 million of resident fees and services from three seniors housing communities added to our portfolio in 2010 and late 2009, higher occupancy rates and an increase in average daily rates. The following table sets forth average resident occupancy rates related to our senior living operating properties during 2010 and 2009:

	Number of Properties at December 31,		Average Occupancy For the Year Ended December 31,
	2010	2009	2010	2009
Stabilized Communities	80	78	89.1%	88.3%
Lease-Up Communities	2	1	84.3%	70.4%

Total	82	79	88.9%	87.7%

Same-Store Stabilized Communities	78	78	89.1%	88.3%

        Property-level operating expenses increased primarily as a result of a decrease in the average Canadian dollar exchange rate, which had an unfavorable impact of $5.4 million in 2010, $3.1 million of additional expenses from the three seniors housing communities we acquired in 2010 and late 2009 and increased expenses related to occupancy and revenue growth, partially offset by the receipt of a $5 million cash payment from Sunrise in 2010 for expense overages and a decrease of $4.2 million in management fees.

Segment NOI—MOB Operations

        The following table summarizes our MOB operations reportable business segment NOI:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2010	2009	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$69,747	$35,922	$33,825	94.2%
Medical office building services revenue	14,098	—	14,098	nm

Total revenues	83,845	35,922	47,923	>100
Less:
Property-level operating expenses	(24,122)	(12,768)	(11,354)	(88.9)
Medical office building services costs	(9,518)	—	(9,518)	nm

Segment NOI	$50,205	$23,154	$27,051	>100%

nm—not
meaningful

        The increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired during 2010 and 2009, including the Lillibridge portfolio. The following table sets forth occupancy rates related to our MOB operations segment at December 31, 2010 and 2009:

	Number of Properties at December 31,		Occupancy at December 31,
	2010	2009	2010	2009
Stabilized MOBs	63	21	94.8%	94.9%
Non-Stabilized MOBs	6	5	73.9%	73.9%

Total	69	26	91.5%	89.6%

Same-Store Stabilized MOBs	18	18	93.2%	93.9%

Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2010 over the prior year primarily due to interest earned on the investments we made during 2010 and 2009.

Interest Expense

        The $0.2 million increase in total interest expense, including interest allocated to discontinued operations of $4.3 million and $5.9 million for the years ended December 31, 2010 and 2009, respectively, is due primarily to increased deferred financing fee amortization, increased land lease payments and a $0.4 million increase in interest from higher effective interest rates, partially offset by a $2.7 million reduction in interest from lower loan balances. Interest expense includes $9.0 million and $7.4 million of amortized deferred financing fees for 2010 and 2009, respectively. Our effective interest rate was 6.4% for 2010, compared to 6.3% for 2009. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.7 million in 2010, compared to 2009.

Depreciation and Amortization

        Depreciation and amortization expense increased primarily as a result of the properties we acquired or developed during 2010 and 2009, including the Lillibridge portfolio.

General, Administrative and Professional Fees

        General, administrative and professional fees increased $11.0 million in 2010 over 2009 due primarily to our organizational growth as a result of the Lillibridge acquisition.

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

Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs consisted of expenses relating to our favorable $101.6 million jury verdict against HCP and subsequent cross-appeals arising out of our Sunrise REIT acquisition, integration costs related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value, which include certain fees and expenses we incurred in connection with the Lillibridge and ASLG acquisitions.

Other

        Other in 2010 resulted primarily from the net change in our forward contract valuation compared to the revaluation of intercompany loans, partially offset by the Canadian exchange rate differential between the trade date and settlement date on a cash payment.

Loss from Unconsolidated Entities

        Loss from unconsolidated entities in 2010 relates to the noncontrolling interests in joint ventures we acquired as part of the Lillibridge acquisition. At December 31, 2010, we had ownership interests ranging between 5% and 20% in 58 MOBs. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

Income Tax Expense/Benefit

        Income tax expense/benefit before noncontrolling interest in 2010 and 2009 represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT and Lillibridge acquisitions. The change from an income tax benefit in 2009 to a non-cash income tax expense in 2010 is primarily due to increased NOI at our Sunrise-managed seniors housing communities. See "Note 13—Income Taxes" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Net Income Attributable to Noncontrolling Interest

        Net income attributable to noncontrolling interest, net of tax primarily represents Sunrise's share of net income from its previous ownership percentage in 60 of our seniors housing communities during 2009 and 58 of our seniors housing communities during most of 2010.

Non-GAAP Financial Measures

        We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we consider most relevant to our business and useful to investors, as well as reconciliations of these measures to our most directly comparable GAAP financial measures.

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

Funds From Operations and Normalized Funds From Operations

        Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations ("FFO") and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP and the issuance of preferred stock or bridge loan fees; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

        Our FFO and normalized FFO for the five years ended December 31, 2011 are summarized in the following table. Our FFO for the year ended December 31, 2011 increased over the prior year primarily due to the NHP and ASLG acquisitions, higher NOI from our senior living operations and MOB operations reportable business segments, net litigation proceeds and income tax benefit, partially offset by increased merger-related expenses and deal costs, general, administrative and professional fees and interest expense due to our enterprise growth.

	For the Year Ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income attributable to common stockholders	$364,493	$246,167	$266,495	$222,603	$273,681
Adjustments:
Real estate depreciation and amortization	454,163	202,128	196,608	228,778	224,028
Real estate depreciation related to noncontrolling interest	(3,471)	(6,217)	(6,349)	(8,484)	(5,982)
Real estate depreciation related to unconsolidated entities	6,552	2,367	—	—	—
Discontinued operations:
Gain on sale of real estate assets	—	(25,241)	(67,305)	(39,026)	(129,478)
Depreciation on real estate assets	3,114	2,302	3,960	8,486	11,969

FFO	824,851	421,506	393,409	412,357	374,218
Adjustments:
Litigation proceeds, net	(202,259)	—	—	—	—
Change in fair value of financial instruments	2,959	—	—	—	—
Reversal of contingent liability	—	—	—	(23,328)	—
Provision for loan losses	—	—	—	5,994	—
Income tax (benefit) expense	(31,137)	2,930	(3,459)	(17,616)	(29,095)
Loss (gain) on extinguishment of debt	27,604	9,791	6,080	(2,398)	(88)
Merger-related expenses and deal costs	153,923	19,243	13,015	4,460	2,979
Amortization of other intangibles	1,022	511	—	—	—
Net gain on sale of marketable equity securities	—	—	—	—	(864)
Gain on foreign currency hedge	—	—	—	—	(24,314)
Preferred stock issuance costs	—	—	—	—	1,750
Bridge loan fee	—	—	—	—	2,550

Normalized FFO	$776,963	$453,981	$409,045	$379,469	$327,136

Adjusted EBITDA

        We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding loss on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Net income	$363,261	$249,729	$269,360
Adjustments:
Interest	242,057	179,918	179,736
Loss on extinguishment of debt	27,604	9,791	6,080
Taxes (including amounts in general, administrative and professional fees)	(29,136)	6,280	(519)
Depreciation and amortization	459,704	206,064	201,258
Non-cash stock-based compensation expense	19,346	14,078	11,882
Merger-related expenses and deal costs	153,923	19,243	13,015
Gain on sale of real estate assets	—	(25,241)	(67,305)
Litigation proceeds, net	(202,259)	—	—
Changes in fair value of financial instruments	2,959	—	—

Adjusted EBITDA	$1,037,459	$659,862	$613,507

NOI

        We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the years ended December 31, 2011, 2010 and 2009:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Total revenues	$1,764,991	$1,008,751	$923,465
Less:
Interest and other income	1,217	484	842
Property-level operating expenses	651,561	315,953	302,813
Medical office building services costs	27,082	9,518	—

NOI (excluding amounts in discontinued operations)	1,085,131	682,796	619,810
Discontinued operations	10,047	11,466	16,230

NOI (including amounts in discontinued operations)	$1,095,178	$694,262	$636,040

Asset/Liability Management

        Asset/liability management is a key element of our overall risk management program. The objective of asset/liability management is to support the achievement of our business strategy, while maintaining appropriate risk levels. Our asset/liability management process focuses on a variety of risks, including without limitation market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk. Effective management of these risks is an important determinant of the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments.

Market Risk

        We are exposed to market risk related to fluctuations in interest rates on borrowings under our unsecured revolving credit facility and $500 million term loan facility, floating rate mortgage debt and certain mortgage loans receivable. These market risks result primarily from changes in LIBOR or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

        The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of December 31,
	2011	2010	2009
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$2,460,026	$1,537,433	$1,153,131
Mortgage loans and other(1)	2,357,268	1,234,263	1,324,094
Variable rate:
Unsecured revolving credit facilities	455,578	40,000	8,466
Unsecured term loan facility	501,875	—	—
Mortgage loans and other(1)	405,696	115,258	215,970

Total	$6,180,443	$2,926,954	$2,701,661

Percent of total debt:
Fixed rate:
Senior notes and other	39.8%	52.5%	42.7%
Mortgage loans and other(1)	38.1%	42.2%	49.0%
Variable rate:
Unsecured revolving credit facilities	7.4%	1.4%	0.3%
Unsecured term loan facility	8.1%	0.0%	0.0%
Mortgage loans and other(1)	6.6%	3.9%	8.0%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.3%	5.1%	6.3%
Mortgage loans and other(1)	6.1%	6.2%	6.3%
Variable rate:
Unsecured revolving credit facilities	1.4%	3.1%	3.1%
Unsecured term loan facility	1.8%	N/A	N/A
Mortgage loans and other(1)	2.0%	1.5%	2.0%
Total	4.8%	5.4%	6.0%

(1)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of December 31, 2011. The total mortgage debt for these properties as of December 31, 2011 was $14.6 million.

        The variable rate debt in the table above reflects, in part, the effect of $167.6 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. The increase in our outstanding variable rate debt from December 31, 2010 is primarily attributable to debt assumed in connection with the ASLG and NHP acquisitions, borrowings under our variable rate term loan facility and borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2011, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt (excluding debt related to real estate assets classified as held for sale at December 31, 2011), and assuming no change in our variable rate debt outstanding as of December 31, 2011, interest expense for 2012 would increase, and our net income would decrease, by approximately $13.5 million, or $0.05 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

        For fixed rate debt, interest rate fluctuations generally affect the fair value, but do not impact our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or we elect to prepay and refinance them. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.

        To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points ("BPS") in interest rates as of December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(In thousands)
Gross book value	$4,984,743	$2,771,695
Fair value(1)	5,439,222	2,900,143
Fair value reflecting change in interest rates:(1)
-100 BPS	5,401,585	3,008,630
+100 BPS	4,963,413	2,794,140

(1)
The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates and the assumption of debt in connection with the ASLG and NHP acquisitions.

        We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of December 31, 2011 and 2010, the aggregate fair value of our marketable debt securities held at December 31, 2011, which had an aggregate original cost of $37.8 million, was $43.3 million and $43.4 million, respectively. During 2011, we sold marketable debt securities and received proceeds of approximately $23.1 million.

        As of December 31, 2011, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing interest rates for comparable loans, was $281.5 million. See "Note 6—Loans Receivable" and "Note 11—Fair Values of Financial Instruments" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        We are subject to fluctuations in U.S. and Canadian exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar impact the amount of net income we earn from our twelve seniors housing communities in Canada. Based solely on our 2011 results, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by $0.1 million per year. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot provide any assurance that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect").

        We may engage in hedging strategies to manage our exposure to market risks in the future, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.

Concentration and Credit Risk

        We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our various asset types, geographic locations, business models, or tenants, operators and managers. We evaluate our concentration risk in terms of investment mix, which measures the portion of our investments that consists of a certain asset type or that is operated or managed by a particular tenant, operator or manager, and operations mix, which measures the portion of our operating results that is attributed to a certain tenant or operator, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2011	2010
Investment mix by asset type(1):
Seniors housing communities	66.7%	70.2%
Skilled nursing facilities	16.4%	11.7%
MOBs	13.1%	10.8%
Hospitals	2.6%	5.0%
Loans receivable, net	1.1%	2.2%
Other properties	0.1%	0.1%
Investment mix by tenant, operator and manager(1):
Atria	19.0%	N/A
Sunrise	14.4%	37.9%
Brookdale Senior Living	13.0%	19.7%
Kindred	5.0%	13.1%
All other	48.6%	29.3%

(1)
Ratios are based on the gross book value of real estate investments as of each reporting date (including assets held for sale as of December 31, 2011).

	For the Year Ended December 31,
	2011	2010	2009
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations(2)	49.2%	43.7%	44.7%
Kindred	14.3%	24.2%	26.2%
Brookdale Senior Living	8.2%	11.9%	12.9%
All others	28.3%	20.2%	16.2%
Adjusted EBITDA:
Senior living operations(2)	26.0%	22.7%	20.4%
Kindred	21.9%	34.6%	39.2%
Brookdale Senior Living	13.2%	17.0%	18.6%
All others	38.9%	25.7%	21.8%
NOI:
Senior living operations(2)	24.3%	22.2%	20.6%
Kindred	23.2%	35.6%	38.5%
Brookdale Senior Living	13.4%	17.3%	19.1%
All others	39.1%	24.9%	21.8%
Operations mix by geographic location(3):
California	13.7%	12.0%	12.7%
New York	8.7%	3.5%	3.7%
Illinois	6.4%	10.2%	10.3%
Massachusetts	5.0%	5.0%	5.3%
Texas	5.0%	2.7%	2.6%
All others	61.2%	66.6%	65.4%

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

(2)
Amounts attributable to senior living operations managed by Atria for the year ended December 31, 2011 relate to the period from May 12, 2011, the date of the ASLG acquisition, through December 31, 2011.

(3)
Ratios are based on total revenues for each period presented. Total revenues includes medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold as of the reporting date are excluded from this presentation.

  See "Non-GAAP Financial Measures" included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income or total revenues, as applicable, as computed in accordance with GAAP.

        We derive a significant portion of our revenue by leasing our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are tied to the Consumer Price Index ("CPI"), with caps, floors or collars. We also earn revenue from individual residents at our seniors housing communities managed by independent third parties, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2011, 29.4% of our Adjusted EBITDA (including amounts in discontinued operations)

was derived from our senior living operations and MOB operations, where rental rates may fluctuate upon lease rollovers and renewals due to economic or market conditions.

        Our reliance on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income creates credit risk. Our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living was unable or unwilling to satisfy its obligations to us. In addition, any failure by Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation or its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us" included in Part I, Item 1A of this Annual Report on Form 10-K and "Note 3—Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        We regularly monitor the credit risk under our lease and other agreements with our tenants and borrowers by, among other things, (i) reviewing and analyzing information regarding the healthcare industry generally, publicly available information regarding tenants, and required information provided by the tenants and borrowers under our lease and other agreements, and (ii) having periodic discussions and visits with tenants, borrowers and their representatives.

        Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on their personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Atria and Sunrise to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties and to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria's or Sunrise's senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us" included in Part I, Item 1A of this Annual Report on Form 10-K.

Triple-Net Lease Expirations

        We are exposed to the risk that, as our triple-net leases expire, our tenants may elect not to renew those leases and, in that event, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets held for sale as of December 31, 2011):

	Number of Properties	2011 Annual Rental Income	% of 2011 Total Triple-Net Rental Income
	(Dollars in thousands)
2012	10	$1,738	0.3%
2013	86	103,682	15.9
2014	21	13,840	2.1
2015	173	168,231	25.8
2016	28	11,233	1.7
2017	49	11,920	1.8
2018(1)	23	25,842	4.0
2019	75	114,290	17.5
2020	113	56,586	8.7
2021	160	91,558	14.0

(1)
Includes sixteen assets whose current lease term expires in 2013, but for which Kindred has provided renewal notices. In certain cases, Kindred may have the right to revoke its renewal of eight of those assets currently representing approximately $9 million of annual base rent. See "Note 3—Concentration of Credit Risk" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        The non-renewal of some or all of our triple-net leases could have a Material Adverse Effect on us. See "Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us" included in Part I, Item IA of this Annual Report on Form 10-K.

Liquidity and Capital Resources

        As of December 31, 2011, we had a total of $45.8 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2011, we also had escrow deposits and restricted cash of $76.6 million and $1.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.

        During 2011, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, borrowings under our unsecured revolving credit facilities and unsecured term loans, proceeds from our loans receivable and marketable securities portfolios, proceeds related to our litigation with HCP and cash on hand. We funded the ASLG acquisition, including deal costs, through the issuance of 24.96 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and assumed mortgage financing. We funded the NHP acquisition, including deal costs, through the issuance of 99.8 million shares of our common stock, cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of debt.

        During the next twelve months, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our 9% senior notes due 2012 and 8 1/4% senior notes due 2012; (iv) fund capital expenditures for our senior living operations and our MOB operations reportable segments; (v) fund acquisitions, including our pending Cogdell transaction, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, including the $600.0 million aggregate principal amount of 4.25% senior notes due 2022 that we issued in February 2012, proceeds from sales of assets and borrowings under our unsecured revolving credit facility and unsecured term loan facility. However, if any of these sources of capital is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional funding from debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or the issuance of secured or unsecured long-term debt or other securities. See "Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to meet our debt payments, make distributions to our stockholders or make future investments necessary to implement our business strategy" included in Part I, Item 1A of this Annual Report on Form 10-K.

        We expect to fund the Cogdell transaction through borrowings under our unsecured revolving credit facility and assumed mortgage financing. Completion of the transaction is subject to the approval of Cogdell's stockholders, the sale of Cogdell's design-build and development business and certain other customary closing conditions. We expect to complete the transaction in the second quarter of 2012, although we cannot provide any assurance as to whether or when the closing will occur.

Unsecured Revolving Credit Facility and Term Loans

        As of December 31, 2011, the aggregate borrowing capacity under our unsecured revolving credit facility was $2.0 billion. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum equal to a reference rate (the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans) plus a spread based on our senior unsecured long-term debt ratings. At December 31, 2011, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under the unsecured revolving credit facility. At December 31, 2011, the facility fee was 17.5 basis points. Our unsecured revolving credit facility matures in October 2015, but may be extended for one year at our option, subject to the satisfaction of certain conditions. Under the terms of the unsecured revolving credit facility, our aggregate borrowing capacity may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions.

        The agreement governing our unsecured revolving credit facility subjects us to various financial and other restrictive covenants. See "Note 10—Borrowing Arrangements" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2011.

        As of December 31, 2011, we had $200.0 million of borrowings outstanding under an unsecured term loan that matures in September 2013. The term loan is non-amortizing and bears interest at an all-in fixed rate of 4% per annum. We may prepay the term loan at any time on or after September 27, 2012 without penalty or at any time on or after March 27, 2012 and prior to September 27, 2012 with a make-whole payment.

        As of December 31, 2011, we also had $500.0 million of borrowings outstanding under an unsecured term loan facility with a weighted average maturity of 4.5 years. Borrowings under the term loan facility bear interest at the applicable LIBOR plus a spread based on our senior unsecured long-term debt ratings (125 basis points at December 31, 2011). The term loan facility is comprised of a three-year tranche and a five-year tranche and contains an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $900.0 million, subject to the satisfaction of certain conditions. Upon entering into the term loan facility, we terminated the commitments under an $800.0 million term loan previously extended to NHP and assumed by us in connection with the NHP acquisition that was scheduled to mature in June 2012. Borrowings under the NHP term loan bore interest at the applicable LIBOR plus 150 basis points or the "Alternate Base Rate" plus 0.50%, and the NHP term loan had a 10 basis point per annum facility fee.

Convertible Senior Notes

        In November 2011, we repaid in full $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity. In accordance with the terms of the indenture governing the convertible notes, we paid the principal amount of the notes and accrued but unpaid interest thereon in cash and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount.

Senior Notes and Other

        As of December 31, 2011, the following series of senior notes issued by our subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the "Ventas Issuers"), were outstanding:

  •
  $82.4 million principal amount of 9% senior notes due 2012;

  •
  $400.0 million principal amount of 3.125% senior notes due 2015;

  •
  $200.0 million principal amount of 6 1/2% senior notes due 2016;

  •
  $225.0 million principal amount of 6 3/4% senior notes due 2017; and

  •
  $700.0 million principal amount of 4.750% senior notes due 2021.

        In connection with the NHP acquisition, our subsidiary, Nationwide Health Properties, LLC ("NHP LLC"), assumed $991.6 million aggregate principal amount of outstanding unsecured senior notes of NHP. In July 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP LLC's 6.50% senior notes due 2011 upon maturity. As of December 31, 2011, the following series of senior notes of NHP LLC were outstanding:

  •
  $73.0 million principal amount of 8 1/4% senior notes due 2012;

  •
  $270.0 million principal amount of 6.25% senior notes due 2013;

  •
  $234.4 million principal amount of 6% senior notes due 2015;

  •
  $52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

  •
  $23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).

        In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par for total proceeds of $595.3 million, before the underwriting discount and expenses.

        Also in February 2012, we exercised our option to redeem all $200.0 million principal amount outstanding of the Ventas Issuers' 6 1/2% senior notes due 2016 pursuant to the terms of the indenture governing the notes. We will pay a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and expect to recognize a loss on extinguishment of debt in the first quarter of 2012.

        In July 2011, we redeemed $200.0 million principal amount outstanding of the Ventas Issuers' 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $8.7 million during the third quarter of 2011.

        In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million, before the underwriting discount and expenses.

        In November 2010, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2015, at a public offering price equal to 99.528% of par, for total proceeds of $398.1 million, before the underwriting discount and expenses.

        In October 2010, we redeemed all $71.7 million principal amount outstanding of the Ventas Issuers' 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

        In September 2010, the subsidiary guarantees on the Ventas Issuers' then outstanding senior notes (other than the 9% senior notes due 2012) were released pursuant to the terms of the indentures governing the notes.

        In June 2010, we redeemed all $142.7 million principal amount outstanding of the Ventas Issuers' 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, on the redemption date and recognized a net loss on extinguishment of debt of $6.4 million during the second quarter of 2010.

        In May 2010, we repaid in full, at par, $1.4 million principal amount then outstanding of the Ventas Issuers' 6 3/4% senior notes due 2010 upon maturity.

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

        The indentures governing our outstanding senior notes subject us to various financial and other restrictive covenants. However, at any time we maintain investment grade ratings by both Moody's Investors Service and Standard & Poor's Ratings Services, the indentures governing the Ventas Issuers' senior notes due 2012, 2016 and 2017 provide that certain of these restrictive covenants will either be suspended or fall away. See "Note 10—Borrowing Arrangements" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2011.

Mortgage Loan Obligations

        Our share of facility-level mortgage debt outstanding was $2.7 billion and $1.3 billion as of December 31, 2011 and 2010, respectively, and the consolidated aggregate principal amount was $2.8 billion and $1.3 billion as of December 31, 2011 and 2010, respectively.

        During 2011, we assumed mortgage debt of $1.6 billion, including $1.2 billion and $442 million, respectively, in connection with the ASLG and NHP acquisitions. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with these repayments in the first quarter of 2011.

        During 2010, we assumed $79.5 million of mortgage debt in connection with our acquisition of Lillibridge and its related entities. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        In June 2010, we repaid $49.8 million of mortgage loans on two of our Sunrise-managed properties in which, at that time, we had 80% ownership interests. In connection with our payment of Sunrise's share ($9.9 million) of those mortgage loans, we acquired Sunrise's 20% noncontrolling interests in the properties.

Dividends

        In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2011, our Board of Directors declared and we paid cash dividends aggregating $2.30 per share, which exceeds 100% of our 2011 estimated taxable income after the use of any net operating loss carryforwards. We also intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2012. On February 15, 2012, our Board of Directors declared the first quarter 2012 dividend of $0.62 per share, payable in cash on March 29, 2012 to holders of record on March 9, 2012.

        We expect that our REIT taxable income will be less than our cash flows due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we do not anticipate any inability to satisfy the 90% distribution requirement, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See "Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements" included in Part I, Item 1 of this Annual Report on Form 10-K.

Capital Expenditures

        The terms of our triple-net leases generally obligate our tenants to maintain and improve our triple-net leased properties. Accordingly, we do not expect to incur any major capital expenditures in connection with these properties. From time to time, however, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable with respect to the properties. After the terms of the triple-net leases expire, or in the event that our tenants are unable or unwilling to meet their obligations under those leases, we would expect to fund any capital expenditures for which we may become responsible with cash flows from operations or through additional borrowings.

        With respect to our senior living operations and MOB operations reportable business segments, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

        As a result of the NHP acquisition, we assumed certain obligations under agreements to develop seniors housing and MOB properties. The construction of these properties is funded through capital provided by us and, in some circumstances, other joint venture members. As of December 31, 2011, one seniors housing community and two MOBs were in various stages of development pursuant to our agreements. We have funded $45.0 million through December 31, 2011 toward these development projects, and our total commitment to these projects is estimated to be between $90 million and $100 million over the development period.

Equity Offerings and Related Events

        In November 2011, we filed a shelf registration statement relating to our Distribution Reinvestment and Stock Purchase Plan ("DRIP"), under which existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits.

        In November 2011, we repaid in full $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity. In accordance with the terms of the indenture governing the convertible notes, we paid the principal amount of the notes and accrued but unpaid interest thereon in cash and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount.

        In July 2011, we filed a shelf registration statement relating to the offer and sale, from time to time, of up to 2,103,086 shares of our common stock that we may issue upon redemption of the Class A limited partnership units in NHP/PMB L.P. See "Note 2—Accounting Policies" of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

        In July 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended, to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.

        In May 2011, we filed a shelf registration statement relating to the resale by the selling stockholders of the shares of our common stock issued as partial consideration for the ASLG acquisition. In January 2012, the selling stockholders completed an underwritten public offering of 21,070,658 shares of our common stock pursuant to the resale shelf registration statement. We did not receive any proceeds from the offering.

        In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our shelf registration statement for $300.0 million in aggregate proceeds.

        In March 2010, we filed a shelf registration statement relating to the resale, from time to time, by the selling stockholders of shares of our common stock issued upon conversion of our 3 7/8% convertible senior notes due 2011.

Other

        We received proceeds of $1.8 million and $11.1 million for the years ended December 31, 2011 and 2010, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be primarily affected by the future trading price of our common stock and the number of options outstanding. Options outstanding (excluding options we assumed in connection with the NHP acquisition) increased to 2.0 million as of December 31, 2011, from 1.7 million as of December 31, 2010. The weighted average exercise price was $42.10 as of December 31, 2011.

        We issued approximately 13,500 and 41,600 shares of common stock under the DRIP for net proceeds of $0.6 million and $2.1 million for the years ended December 31, 2011 and 2010, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their dividends and/or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.

Cash Flows

        The following table sets forth our sources and uses of cash flows for the years ended December 31, 2011 and 2010:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2011	2010	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$21,812	$107,397	$(85,585)	(79.7)%
Net cash provided by operating activities	773,197	447,622	325,575	72.7
Net cash used in investing activities	(997,439)	(301,920)	(695,519)	>100
Net cash provided by (used in) financing activities	248,282	(231,452)	479,734	(>100)
Effect of foreign currency translation on cash and cash equivalents	(45)	165	(210)	(>100)

Cash and cash equivalents at end of period	$45,807	$21,812	$23,995	>100%

Cash Flows from Operating Activities

        Cash flows from operating activities increased in 2011 primarily due to the NHP and ASLG acquisitions, higher NOI from our senior living operations and MOB operations reportable business segments and proceeds related to our litigation with HCP, partially offset by increased merger-related expenses and deal costs, general, administrative and professional fees and deal costs and interest expense all due to our enterprise growth.

Cash Flows from Investing Activities

        Cash used in investing activities during 2011 and 2010 consisted primarily of cash paid for our investments in real estate ($531.6 million and $274.4 million in 2011 and 2010, respectively), investments in loans receivable ($628.1 million and $38.7 million in 2011 and 2010, respectively), capital expenditures ($50.5 million and $18.2 million in 2011 and 2010, respectively), development project expenditures ($47.6 million and $1.7 million in 2011 and 2010, respectively), and the purchase of noncontrolling interests ($3.3 million and $42.3 million in 2011 and 2010, respectively). The increase in capital expenditures and development project expenditures is the direct result of the growth in our senior living and MOB operations reportable business segments. These uses were partially offset by proceeds from loans receivable ($220.2 million and $19.3 million in 2011 and 2010, respectively), proceeds from the sale of marketable debt securities ($23.1 million in 2011), and proceeds from real estate disposals ($20.6 million and $58.2 million in 2011 and 2010, respectively).

Cash Flows from Financing Activities

        Cash provided by financing activities during 2011 consisted primarily of $537.5 million of net borrowings under our unsecured revolving credit facilities, $1.3 billion of net proceeds from the issuance of debt and $299.8 million of net proceeds from the issuance of common stock. These cash inflows were partially offset by $1.4 billion of debt repayments, $526.0 million of cash dividend and distribution payments to common stockholders, unitholders and noncontrolling interest parties and $20.0 million of payments for deferred financing costs.

        Cash used in financing activities during 2010 consisted primarily of $524.8 million of debt repayments, $344.2 million of cash dividend and distribution payments to common stockholders and noncontrolling interest parties and $2.7 million of payments for deferred financing costs. These uses were partially offset by $597.4 million of proceeds from the issuance of debt and $28.6 million of net borrowings under our unsecured revolving credit facilities.

Contractual Obligations

        The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2011:

	Total	Less than 1 year(5)	1 - 3 years(6)	3 - 5 years(7)	More than 5 years(8)
	(In thousands)
Long-term debt obligations(1)(2)(3)	$7,961,489	$613,231	$1,742,243	$2,397,133	$3,208,882
Capital lease obligations	211,097	9,446	19,272	19,779	162,600
Acquisition commitments(4)	495,000	495,000	—	—	—
Operating obligations, including ground lease obligations	400,421	17,620	32,346	27,960	322,495

Total	$9,068,007	$1,135,297	$1,793,861	$2,444,872	$3,693,977

(1)
Amounts represent contractual amounts due, including interest.

(2)
Interest on variable rate debt was based on forward rates obtained as of December 31, 2011.

(3)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of December 31, 2011. The total mortgage debt for these properties as of December 31, 2011 was $14.6 million and is scheduled to mature as follows: $5.7 million in 2012 and $8.9 million in 2032.

(4)
Represents our acquisition commitments related to the pending Cogdell transaction, two seniors housing communities and one MOB.

(5)
Includes $82.4 million outstanding principal amount of the Ventas Issuers' 9% senior notes due 2012, and $73.0 million outstanding principal amount of NHP LLC's 8 1/4% senior notes due 2012.

(6)
Includes $200.0 million of borrowings under our unsecured term loan due 2013, $269.9 million outstanding principal amount of NHP LLC's 6.25% senior notes due 2013, $126.9 million of borrowings under our unsecured term loan due 2015, $400.0 million outstanding principal amount of the Ventas Issuers' 3.125% senior notes due 2015, and $234.4 million outstanding principal amount of NHP LLC's 6% senior notes due 2015.

(7)
Includes $200.0 million outstanding principal amount of the Ventas Issuers' 6 1/2% senior notes due 2016, $375.0 million of borrowings under our unsecured term loan due 2017, and $225.0 million outstanding principal amount of the Ventas Issuers' 6 3/4% senior notes due 2017.

(8)
Includes $700.0 million outstanding principal amount of the Ventas Issuers' 4.750% senior notes due 2021, $52.4 million outstanding principal amount of NHP LLC's 6.90% senior notes due 2037, and $23.0 million outstanding principal amount of NHP LLC's 6.59% senior notes due 2038.

        As of December 31, 2011, we had $14.9 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

ITEM 7A.    Quantitative and Qualitative Disclosures About Market Risk

        The information set forth in Item 7 of this Annual Report on Form 10-K under "Management's Discussion and Analysis of Financial Condition and Results of Operations—Asset/Liability Management" is incorporated by reference into this Item 7A.

ITEM 8.    Financial Statements and Supplementary Data

Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

        Management of Ventas, Inc. (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting based on the framework established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company's internal control over financial reporting as of December 31, 2011 was effective.

        On May 12, 2011, the Company acquired substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, "ASLG"). On July 1, 2011, the Company acquired Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP") in a stock-for-stock transaction. As permitted under Securities and Exchange Commission guidelines, the Company excluded from the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2011, internal control over financial reporting of the ASLG and NHP assets and operations. Total assets and total revenues related to ASLG and NHP represented 67.4% and 38.1%, respectively, of the Company's related consolidated financial statement amounts as of and for the year ended December 31, 2011.

        The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ventas, Inc.

        We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of income, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and financial statement schedule. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.

        We have audited Ventas, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of Atria Senior Living Group, Inc. ("ASLG") and Nationwide Health Properties, Inc. ("NHP"), which are included in the 2011 consolidated financial statements of Ventas, Inc. and constituted 67.4% and 38.1% of total assets and total revenues, respectively, as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Ventas, Inc. also did not include an evaluation of the internal control over financial reporting of ASLG or NHP.

        In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2011 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 22, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 22, 2012

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

As of December 31, 2011 and 2010

(In thousands, except per share amounts)

	2011	2010
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$1,614,847	$559,072
Buildings and improvements	15,337,919	6,035,295
Construction in progress	76,638	6,519
Acquired lease intangibles	800,858	146,813

	17,830,262	6,747,699
Accumulated depreciation and amortization	(1,916,530)	(1,468,180)

Net real estate property	15,913,732	5,279,519
Secured loans receivable, net	212,577	149,263
Investments in unconsolidated entities	105,303	15,332

Net real estate investments	16,231,612	5,444,114
Cash and cash equivalents	45,807	21,812
Escrow deposits and restricted cash	76,590	38,940
Deferred financing costs, net	26,669	19,533
Other assets	891,232	233,622

Total assets	$17,271,910	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$6,429,116	$2,900,044
Accrued interest	37,694	19,296
Accounts payable and other liabilities	1,085,597	207,143
Deferred income taxes	260,722	241,333

Total liabilities	7,813,129	3,367,816
Redeemable OP unitholder interests	102,837	—
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 and 300,000 shares authorized at December 31, 2011 and 2010, respectively; 288,823 and 157,279 shares issued at December 31, 2011 and 2010, respectively	72,240	39,391
Capital in excess of par value	9,593,583	2,576,843
Accumulated other comprehensive income	22,062	26,868
Retained earnings (deficit)	(412,181)	(255,628)
Treasury stock, 14 shares at December 31, 2011 and 2010	(747)	(748)

Total Ventas stockholders' equity	9,274,957	2,386,726
Noncontrolling interest	80,987	3,479

Total equity	9,355,944	2,390,205

Total liabilities and equity	$17,271,910	$5,758,021

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net leased	$652,577	$461,709	$452,536
Medical office buildings	167,003	69,747	35,922

	819,580	531,456	488,458
Resident fees and services	873,308	446,301	421,058
Medical office building and other services revenue	36,471	14,098	—
Income from loans and investments	34,415	16,412	13,107
Interest and other income	1,217	484	842

Total revenues	1,764,991	1,008,751	923,465
Expenses:
Interest	236,807	175,631	173,810
Depreciation and amortization	456,590	203,762	197,298
Property-level operating expenses:
Senior living	593,977	291,831	290,045
Medical office buildings	57,584	24,122	12,768

	651,561	315,953	302,813
Medical office building services costs	27,082	9,518	—
General, administrative and professional fees	74,537	49,830	38,830
Loss on extinguishment of debt	27,604	9,791	6,080
Litigation proceeds, net	(202,259)	—	—
Merger-related expenses and deal costs	153,923	19,243	13,015
Other	8,653	272	50

Total expenses	1,434,498	784,000	731,896

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	330,493	224,751	191,569
Loss from unconsolidated entities	(52)	(664)	—
Income tax benefit (expense)	31,137	(5,201)	1,719

Income from continuing operations	361,578	218,886	193,288
Discontinued operations	1,683	30,843	76,072

Net income	363,261	249,729	269,360
Net (loss) income attributable to noncontrolling interest (net of tax of $0, $2,271 and $1,740 for the years ended December 31, 2011, 2010 and 2009, respectively)	(1,232)	3,562	2,865

Net income attributable to common stockholders	$364,493	$246,167	$266,495

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$1.59	$1.37	$1.25
Discontinued operations	0.01	0.20	0.50

Net income attributable to common stockholders	$1.60	$1.57	$1.75

Diluted:
Income from continuing operations attributable to common stockholders	$1.57	$1.36	$1.24
Discontinued operations	0.01	0.20	0.50

Net income attributable to common stockholders	$1.58	$1.56	$1.74

Weighted average shares used in computing earnings per common share:
Basic	228,453	156,608	152,566
Diluted	230,790	157,657	152,758

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Years Ended December 31, 2011, 2010 and 2009

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders' Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2009	$35,825	$2,264,125	$(21,089)	$(117,806)	$(457)	$2,160,598	$19,137	$2,179,735
Comprehensive Income:
Net income	—	—	—	266,495	—	266,495	2,865	269,360
Foreign currency translation	—	—	23,552	—	—	23,552	—	23,552
Change in unrealized gain on marketable debt securities	—	—	17,327	—	—	17,327	—	17,327
Other	—	—	(121)	—	—	(121)	—	(121)

Comprehensive income	—	—	—	—	—	307,253	2,865	310,118
Net change in noncontrolling interest	—	334	—	—	—	334	(3,453)	(3,119)
Dividends to common stockholders—$2.05 per share	—	—	—	(314,399)	—	(314,399)	—	(314,399)
Issuance of common stock	3,266	295,935	—	—	—	299,201	—	299,201
Issuance of common stock for stock plans	30	12,819	—	—	175	13,024	—	13,024
Grant of restricted stock, net of forfeitures	39	(174)	—	—	(365)	(500)	—	(500)

Balance at December 31, 2009	39,160	2,573,039	19,669	(165,710)	(647)	2,465,511	18,549	2,484,060
Comprehensive Income:
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Foreign currency translation	—	—	6,951	—	—	6,951	—	6,951
Change in unrealized gain on marketable debt securities	—	—	354	—	—	354	—	354
Other	—	—	(106)	—	—	(106)	—	(106)

Comprehensive income	—	—	—	—	—	253,366	3,562	256,928
Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders—$2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)

Balance at December 31, 2010	39,391	2,576,843	26,868	(255,628)	(748)	2,386,726	3,479	2,390,205
Comprehensive Income:
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Foreign currency translation	—	—	(1,944)	—	—	(1,944)	—	(1,944)
Change in unrealized gain on marketable debt securities	—	—	(2,691)	—	—	(2,691)	—	(2,691)
Other	—	—	(171)	—	—	(171)	—	(171)

Comprehensive income	—	—	—	—	—	359,687	(1,232)	358,455
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)

Balance at December 31, 2011	$72,240	$9,593,583	$22,062	$(412,181)	$(747)	$9,274,957	$80,987	$9,355,944

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2011, 2010 and 2009

	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$363,261	$249,729	$269,360
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	459,704	206,064	201,258
Amortization of deferred revenue and lease intangibles, net	(12,159)	(1,764)	(1,772)
Other non-cash amortization	(13,163)	8,750	6,353
Change in fair value of financial instruments	2,959	—	—
Stock-based compensation	19,346	14,078	11,882
Straight-lining of rental income, net	(14,885)	(10,167)	(11,879)
Loss on extinguishment of debt	27,604	9,791	6,080
Net gain on sale of real estate assets (including amounts in discontinued operations)	—	(25,241)	(67,305)
Gain on real estate loan investments	(3,255)	(915)	—
Gain on sale of marketable securities	(733)	—	—
Income tax (benefit) expense	(31,137)	5,201	(1,719)
Loss from unconsolidated entities	52	664	—
Other	4,446	(46)	(95)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	424	(8,245)	(1,514)
(Decrease) increase in accrued interest	(9,150)	1,311	(3,957)
(Decrease) increase in accounts payable and other liabilities	(20,117)	(1,588)	15,409

Net cash provided by operating activities	773,197	447,622	422,101
Cash flows from investing activities:
Net investment in real estate property	(531,605)	(274,441)	(45,715)
Purchase of noncontrolling interest	(3,319)	(42,333)	—
Investment in loans receivable	(628,133)	(38,725)	(13,803)
Proceeds from real estate disposals	20,618	58,163	58,542
Proceeds from loans receivable	220,179	19,291	8,028
Proceeds from sale of marketable securities	23,050	—	—
Proceeds from sale of investments	—	—	5,000
Development project expenditures	(47,591)	(1,662)	(2,732)
Capital expenditures	(50,473)	(18,193)	(11,066)
Other	(165)	(4,020)	—

Net cash used in investing activities	(997,439)	(301,920)	(1,746)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	537,452	28,564	(292,873)
Proceeds from debt	1,343,640	597,382	365,682
Repayment of debt	(1,388,962)	(524,760)	(525,173)
Payment of deferred financing costs	(20,040)	(2,694)	(16,655)
Issuance of common stock, net	299,847	—	299,201
Cash distribution to common stockholders	(521,046)	(336,085)	(314,399)
Cash distribution to redeemable OP unitholders	(2,359)	—	—
Purchases of redeemable OP units	(185)	—	—
Contributions from noncontrolling interest	2	818	1,211
Distributions to noncontrolling interest	(2,556)	(8,082)	(9,869)
Other	2,489	13,405	2,695

Net cash provided by (used in) financing activities	248,282	(231,452)	(490,180)

Net increase (decrease) in cash and cash equivalents	24,040	(85,750)	(69,825)
Effect of foreign currency translation on cash and cash equivalents	(45)	165	410
Cash and cash equivalents at beginning of period	21,812	107,397	176,812

Cash and cash equivalents at end of period	$45,807	$21,812	$107,397

Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$257,175	$161,352	$175,298
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$10,973,093	$125,846	$67,781
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	—	—	(64,995)
Other assets acquired	594,176	(385)	—
Debt assumed	3,651,089	125,320	—
Other liabilities	952,279	141	62
Deferred income tax liability	43,889	—	—
Redeemable OP unitholder interests	100,888	—	—
Noncontrolling interests	81,192	—	2,724
Equity issued	6,737,932	—	—
Debt transferred on the sale of assets	—	—	38,759

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business

        Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, "we," "us" or "our") is a real estate investment trust ("REIT") with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of December 31, 2011, we owned 1,378 properties assets located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 678 seniors housing communities; 396 skilled nursing facilities; 47 hospitals; 249 MOBs; and eight personal care facilities. We also were in the process of developing three properties as of December 31, 2011. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since March 2009.

        Our primary business focuses on acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third party managers. Through our Lillibridge Healthcare Services, Inc. ("Lillibridge") subsidiary and our ownership interest in PMB Real Estate Services LLC ("PMBRES"), which we acquired in July 2011 in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make mortgage loan and other investments relating to seniors housing and healthcare companies or properties.

        As of December 31, 2011, we leased 929 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria Senior Living, Inc. ("Atria") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise"), to manage 200 seniors housing communities pursuant to long-term management agreements. Kindred Healthcare, Inc. (together with its subsidiaries, "Kindred") and Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living") leased 198 and 167 of our properties (excluding properties included in investments in unconsolidated entities), respectively, as of December 31, 2011.

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

        We apply Financial Accounting Standards Board ("FASB") guidance for arrangements with variable interest entities ("VIEs"), which requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of the VIE. A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity's activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity's activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity's activities either involve, or are conducted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity's equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

        We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity's economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2011, we did not have any unconsolidated VIEs.

        We also apply FASB guidance related to investments in joint ventures based on the type of rights held by the limited partner(s) that may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners' rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if (i) there is a change to the terms or in the exercisability of the rights of the limited partners, (ii) the sole general partner increases or decreases its ownership of limited partnership interests, or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.

Investments in Unconsolidated Entities

        We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. Under this method of accounting, our share of the investee's earnings or losses is included in our Consolidated Statements of Income.

        The initial carrying value of investments in unconsolidated entities is based on the fair value of the assets at the time we acquired the joint venture interest. We estimate fair values for our equity method investments based on discounted cash flow models that include all estimated cash inflows and outflows over a specified holding period and, where applicable, any estimated debt premiums or discounts. The capitalization rates, discount rates and credit spreads we use in these models are based upon assumptions that we believe to be within a reasonable range of current market rates for the respective investments.

        We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include it in our share of income or loss from unconsolidated entities. For earnings of equity method investments with non-pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the "HLBV method"). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner's claim on the net assets of the partnership at the end and beginning of the period, after taking into account contributions and distributions. Each partner's share of the net assets of the partnership is calculated as the amount that the partner would receive if the partnership were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could be recording more or less

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

income than the joint venture has generated, than actual cash distributions received or than the amount we may receive in the event of an actual liquidation.

Accounting Estimates

        The preparation of financial statements in accordance with GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Business Combinations

        We account for acquisitions using the acquisition method and allocate the cost of the properties acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.

        We estimate the fair value of buildings on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land by considering the sales prices of similar properties in recent transactions or based on (a) internal analyses of recently acquired and existing comparable properties within our portfolio or (b) real estate tax assessed values in relation to the total value of the asset.

        The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease were to be terminated prior to its stated expiration or not renewed, all unamortized amounts of lease intangibles would be recognized in operations at that time.

        We estimate the fair value of purchase option intangible assets or liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon exercise of the purchase option. Net real estate assets for which we have recorded a tenant purchase option intangible were $644.0 million and $0 at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

        We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant's credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant and amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.

        In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. In connection with our recent acquisitions, all capital leases acquired or assumed contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease obligation. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

        We determine fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.

        We estimate the fair value of noncontrolling interests assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.

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

        We record a liability for contingent consideration (included in accounts payable and other liabilities on our Consolidated Balance Sheets) at fair value as of the acquisition date and reassess the fair value at the end of each reporting period, with any changes being recognized in earnings. Increases or decreases in the fair value of contingent consideration can result from changes in discount periods, discount rates and probabilities that contingencies will be met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

Impairment of Long-Lived and Intangible Assets

        We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operation. In performing this evaluation we consider market conditions as well as our intent with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.

        If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset. We determine the impairment loss by comparing the estimated fair value of the intangible asset to its carrying value and recognize any shortfall from fair value as a loss in the current period.

        We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value of our investment in an unconsolidated joint venture may exceed the fair value. If it is determined that a decline in the fair value of our investment in an unconsolidated joint venture is other-than-temporary, and if such reduced fair value is below its carrying value, an impairment is recorded. The determination of the fair value of investments in unconsolidated joint ventures involves significant judgment. Our estimates consider all available evidence including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

        Goodwill is tested for impairment at least annually, but more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. In the first step of this approach we estimate the fair value of a reporting unit and compare it to the reporting unit's carrying value. Should the carrying value exceed fair value, we proceed with the second step. The second step of this approach requires the fair value of a reporting unit to be assigned to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.

        Estimates of fair value used in this evaluation of goodwill, investments in real estate and intangibles are based upon discounted future cash flow projections, which are, in turn, based upon a number of estimates and assumptions, such as revenue and expense growth rates, capitalization rates and discount rates. Our ability to accurately predict future operating results and cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial statements. We did not record any impairment charges for the years ended December 31, 2011, 2010 and 2009.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

Assets Held for Sale and Discontinued Operations

        We sell properties from time to time for various reasons, including market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by applicable accounting guidance, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. Discontinued operations is defined as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations and any gain or loss on assets sold or held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We have estimated interest expense allocated to discontinued operations based on property values and our weighted average interest rate or the property's mortgage interest.

Loans Receivable

        We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable, net or, with respect to unsecured loans receivable, other assets) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and recognize any unamortized balances in income immediately if the loan is repaid before its contractual maturity. We regularly evaluate the collectibility of loans receivable based on several factors, including without limitation (i) corporate and facility-level financial and operational reports, (ii) compliance with any financial covenants set forth in the applicable loan agreement, (iii) the financial strength of the borrower and any guarantor, (iv) the payment history of the borrower, and (v) current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due according to the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.

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

Deferred Financing Costs

        We amortize deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing costs, net of accumulated amortization, were approximately $26.7 million and $19.5 million at December 31, 2011

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

and 2010, respectively. Amortized costs of approximately $17.8 million, $17.8 million and $14.6 million were included in interest expense for the years ended December 31, 2011, 2010 and 2009, respectively.

Marketable Debt and Equity Securities

        We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. We record these securities at fair value and include unrealized gains and losses recorded in stockholders' equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

Derivative Instruments

        We recognize all derivative instruments in either other assets or accounts payable and other accrued liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments in other expenses in our Consolidated Statements of Income or accumulated other comprehensive income on our Consolidated Balance Sheets, depending on the intended use of the derivative and our designation of the instrument.

        We do not use our derivative financial instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, for trading or speculative purposes. Our interest rate caps were designated as having a hedging relationship with their underlying securities and therefore meet the criteria for hedge accounting under GAAP. Our interest rate caps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in accumulated other comprehensive income on our Consolidated Balance Sheets. Our interest rate swaps (excluding the interest rate swap contract of an unconsolidated joint venture described below) and foreign currency forward contracts were not designated as having a hedging relationship with their underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Our interest rate swaps and foreign currency forward contracts are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income. One of our unconsolidated joint ventures is party to an interest rate swap contract that was designated as effectively hedging the variability of expected cash flows related to variable rate debt secured by a portion of its real estate portfolio. We recognize our proportionate share of the change in fair value of this swap in accumulated other comprehensive income on our Consolidated Balance Sheets.

Fair Values of Financial Instruments

        Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, FASB guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity's own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

        Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, which are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity's own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

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

  •
  Contingent consideration:  We estimate the fair value of contingent consideration using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled, and by applying a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. The inputs we use to determine the fair value of contingent consideration are considered level three inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

  •
  Redeemable OP unitholder interests:  We estimate the fair value of redeemable OP unitholder interests based on the closing price of our common stock, as the OP Units (as defined below) may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. The inputs used to measure the fair value of redeemable OP unitholder interests are level two inputs.

Revenue Recognition

  Triple-Net Leased Properties and MOB Operations

        Certain of our triple-net leases, including the majority of our leases with Brookdale Senior Living and the majority of leases we acquired in connection with the NHP acquisition, and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2011 and 2010, this cumulative excess (net of allowances) totaled $96.9 million and $86.3 million, respectively.

        Our master lease agreements with Kindred (the "Kindred Master Leases") and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

  Senior Living Operations

        We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of twelve to eighteen months and are cancelable by the resident upon 30 days' notice.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

  Other

        We recognize interest income from loans, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

        We recognize income from rent, lease termination fees, management advisory services and all other income when all of the following criteria are met in accordance with Securities and Exchange Commission ("SEC") Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.

  Allowances

        We assess the collectibility of our rent receivables, including straight-line rent receivables, in accordance with the applicable accounting standards and our reserve policy, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (excluding straight-line receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental income and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for a portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the existing straight-line rent receivable.

Stock-Based Compensation

        We account for stock-based compensation in accordance with FASB guidance requiring all share-based payments to employees and directors, including grants of stock options, to be recognized in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the fair value of the award.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

Gain on Sale of Assets

        We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our Consolidated Balance Sheets. We recognize gains on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated, and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.

Federal Income Tax

        We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the "Code"), for every year beginning with the year ended December 31, 1999 and have made no provision for REIT income and expense, other than for certain unrecognized tax benefit items. However, we record income tax expense or benefit with respect to certain of our entities that are taxed as "taxable REIT subsidiaries" under provisions similar to those applicable to regular corporations.

        We account for deferred income taxes using the asset and liability method and recognize deferred tax assets and liabilities for the expected future tax consequences of events that have been included in our financial statements or tax returns. Under this method, we determine deferred tax assets and liabilities based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Any increase or decrease in the deferred tax liability that results from a change in circumstances, and that causes us to change our judgment about expected future tax consequences of events, is included in the tax provision when such changes occur. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. Any increase or decrease in the valuation allowance that results from a change in circumstances, and that causes us to change our judgment about the realizability of the related deferred tax asset, is included in the tax provision when such changes occur.

Foreign Currency

        Certain of our subsidiaries' functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders' equity, on our Consolidated Balance Sheets. We record transaction gains and losses in our Consolidated Statements of Income.

Segment Reporting

        As of December 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs.

        On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these businesses and properties, we believed the segregation of our MOB operations into its own reportable business segment would be useful in assessing the performance of this portion of our business in the same way that management intends to review our performance and make operating decisions. Prior to the acquisition, we operated through two reportable business segments: triple-net leased properties and senior living operations. See "Note 20—Segment Information."

Convertible Debt Instruments

        On January 1, 2009, we adopted FASB guidance relating to convertible debt instruments that may be settled in cash upon conversion. The guidance specifies that issuers of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) should separately account for the liability and equity components in a manner that will reflect the entity's nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. Our nonconvertible debt borrowing rate at the time our convertible senior notes were issued was 6 1/8%. Applying this guidance, interest expense increased and net income decreased by $4.0 million ($0.02 per diluted share), $4.2 million ($0.03 per diluted share) and $3.9 million ($0.03 per diluted share) for the years ended December 31, 2011, 2010 and 2009, respectively, and total equity increased by $12.1 million at December 31, 2008, which includes the calculated equity component of $19.5 million. In November 2011, we repaid in full $230.0 million principal amount outstanding of our convertible notes upon maturity and issued 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount. See "Note 10—Borrowing Arrangements."

Leases

        We include assets under capital leases within net real estate assets, and we include capital lease obligations within senior notes payable and other debt, on our Consolidated Balance Sheets. We segregate lease payments under capital lease arrangements between interest expense and a reduction to the outstanding principal balance using the effective interest method. We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for leases that provide for periodic and determinable increases in base rent.

Redeemable Limited Partnership Unitholder Interests

        In connection with the NHP acquisition, we acquired a majority interest in NHP/PMB L.P. ("NHP/PMB"), a limited partnership that was formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of December 31, 2011,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

third party investors owned 2,371,415 Class A limited partnership units in NHP/PMB ("OP Units"), which represented 28.9% of the total units then outstanding, and we owned 5,845,038 Class B limited partnership units in NHP/PMB, representing the remaining 71.1%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units. As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2011, the fair value of the redeemable OP unitholder interests was $102.8 million. The change in fair value from the acquisition date to December 31, 2011 has been recorded through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share ("EPS") includes the effect of any potential shares outstanding from these OP Units.

Noncontrolling Interests

        We present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total Ventas stockholders' equity, on our Consolidated Balance Sheets. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through additional paid-in capital. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income and, upon a gain or loss of control, we record the interest purchased or sold, as well as any interest retained, at its fair value and recognize any gain or loss in earnings.

        As of December 31, 2011 and 2010, we had controlling interests in 29 properties and six properties, respectively, owned through joint ventures. The noncontrolling interests in these properties as of December 31, 2011 and 2010 were $81.0 million and $3.5 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recorded a loss attributable to noncontrolling interests of $1.2 million, income attributable to noncontrolling interests of $3.6 million and income attributable to noncontrolling interests of $2.9 million, respectively.

Recently Issued or Adopted Accounting Standards

        In December 2011, the FASB issued Accounting Standards Update ("ASU") 2011-10, Derecognition of in Substance Real Estate—a Scope Clarification ("ASU 2011-10"), which clarifies certain guidance for situations in which a reporting entity ceases to have a controlling financial interest in a subsidiary that is, in substance, real estate as a result of default on the subsidiary's nonrecourse debt. In such situations, ASU 2011-10 requires a company to apply the provisions of ASC Topic 360, Property, Plant, and Equipment, in determining whether it should derecognize the real estate assets. The provisions of ASU 2011-10 will be effective for us beginning with fiscal year 2013 and are not expected to have a significant impact on our Consolidated Financial Statements.

        In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment ("ASU 2011-08"), which permits companies to first assess qualitative factors to determine the likelihood

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

that the fair value of a reporting unit is less than its carrying amount, before performing the current two-step analysis. If a company determines it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the company must proceed with the two-step approach to evaluating impairment. We adopted the provisions of ASU 2011-08 in 2011, and the adoption did not impact our Consolidated Financial Statements. On January 1, 2011, we adopted ASU 2010-28, When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts ("ASU 2010-28"). ASU 2010-28 states that if a reporting unit has a carrying amount that is equal to or less than zero and there are qualitative factors that indicate it is more likely than not that a goodwill impairment exists, Step 2 of the goodwill impairment test must be performed. The adoption of ASU 2010-28 also did not impact our Consolidated Financial Statements.

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassification of items out of accumulated other comprehensive income. The provisions of both ASU 2011-05 and ASU 2011-12 will be effective for us beginning with the first quarter of 2012.

        On January 1, 2011, we adopted ASU 2010-29, Disclosure of Supplementary Pro Forma Information for Business Combinations ("ASU 2010-29"), affecting public entities that enter into business combinations that are material on an individual or aggregate basis. ASU 2010-29 specifies that if a public entity presents comparative financial statements, it should disclose revenues and earnings of the combined entity as though the business combination(s) that occurred during the year had occurred at the beginning of the prior annual reporting period when preparing the pro forma financial information for both the current and prior reporting periods. The guidance, which is effective for business combinations consummated in reporting periods beginning after December 15, 2010, also requires that pro forma disclosures be accompanied by a narrative description regarding the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination(s) included in reported pro forma revenues and earnings. We have presented supplementary pro forma information related to our acquisition of substantially all of the real estate assets and working capital of Atria Senior Living Group, Inc. (together with its affiliates, "ASLG") in May 2011 and our acquisition of NHP in July 2011 in "Note 4—Acquisitions of Real Estate Property."

        In January 2010, the FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which expands required disclosures related to an entity's fair value measurements. Certain provisions of ASU 2010-06 were effective for interim and annual reporting periods beginning after December 15, 2009, and we adopted those provisions as of January 1, 2010. The remaining provisions, which were effective for interim and annual reporting periods beginning after December 15, 2010, require additional disclosures related to purchases, sales, issuances and settlements in an entity's reconciliation of recurring level three investments. We adopted those provisions of ASU 2010-06 as of January 1, 2011. The adoption of ASU 2010-06 did not impact our Consolidated Financial Statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 2—Accounting Policies (Continued)

Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

Note 3—Concentration of Credit Risk

        As of December 31, 2011, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.0%, 14.4%, 13.0% and 5.0%, respectively, of our real estate investments based on their gross book value (including amounts held for sale as of December 31, 2011). Also, as of December 31, 2011, seniors housing communities constituted approximately 66.7% of our real estate portfolio based on gross book value (including amounts held for sale as of December 31, 2011), with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 33.3%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of December 31, 2011, with properties in only one state (California) accounting for more than 10% of our total revenues or net operating income ("NOI", which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the year ended December 31, 2011. Properties in two states (California and Illinois) each accounted for more than 10% of our total revenues or NOI (including amounts in discontinued operations related to properties held for sale at December 31, 2009) for the years ended December 31, 2010 and 2009, respectively.

Triple-Net Leased Properties

        For the years ended December 31, 2011, 2010 and 2009, approximately 14.3%, 24.2% and 26.2%, respectively, of our total revenues and 23.2%, 35.6% and 38.5%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 8.2%, 11.9% and 12.9%, respectively, of our total revenues and 13.4%, 17.3% and 19.1%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all property-level expenses and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

        Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living were unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot provide any assurance that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect"). We also cannot provide any assurance that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Concentration of Credit Risk (Continued)

        The 197 properties we lease to Kindred pursuant to the Kindred Master Leases are grouped into bundles or renewal groups (each, a "renewal group") containing a varying number of properties. All properties within a single renewal group have the same primary lease term of ten to fifteen years (commencing May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at the tenant's option, provided certain conditions are satisfied.

        The current lease term for ten renewal groups covering a total of 89 properties leased to Kindred (the "Renewal Assets") will expire on April 30, 2013 unless Kindred provides us with renewal notices with respect to one or more of those bundles on or before April 30, 2012. In November 2011, we received renewal notices from Kindred with respect to two renewal groups covering a total of sixteen Renewal Assets (the "Early Renewal Assets") and collectively representing approximately $23 million of current annual base rent. In December 2011, we initiated a fair market rental reset process with respect to certain Early Renewal Assets. While we believe that aggregate annual base rent for those Early Renewal Assets is likely to increase as a result of the reset process, we cannot provide any assurance regarding the final determination of fair market rent, which is highly speculative and may be influenced by a variety of factors. In addition, in certain cases Kindred may have the right to revoke its renewal of those Early Renewal Assets for which we initiated the fair market rental reset process.

        The remaining eight renewal groups covering a total of 73 Renewal Assets collectively represent approximately $99 million of current annual base rent, and each renewal group contains six or more properties, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Renewal Assets within any renewal group that is not renewed until expiration of the term on April 30, 2013, including without limitation payment of all rental amounts. Therefore, as to any renewal group for which we do not receive a renewal notice, we will have at least one year to arrange for the repositioning of the applicable Renewal Assets with new operators. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.

        Pursuant to the terms of the Kindred Master Leases, we will have a unilateral group-by-group option to initiate a fair market rental reset process with respect to four of the eight remaining renewal groups covering a total of 37 Renewal Assets and collectively representing approximately $43 million of current annual base rent (the "Remaining Reset Assets") should Kindred provide renewal notices with respect to one or more of those renewal groups. If we initiate the fair market rental reset process for any renewal group comprising the Remaining Reset Assets, the annual base rent for the assets in that renewal group for the first year of the renewal term (commencing May 1, 2013) will be the higher of the contractually escalated rent and fair market rent, as determined by the appraisal process set forth in the Kindred Master Leases.

        We cannot provide any assurance that Kindred will elect to renew any or all of the remaining eight renewal groups whose lease expires April 30, 2013, that Kindred will not revoke its renewal of the Early Renewal Assets for which we initiated the fair market rental reset process, or that we will be able to reposition any or all non-renewed assets on a timely basis or on the same or better economic terms, if at all. See "Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us" included in Item 1A of this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Concentration of Credit Risk (Continued)

        The current lease term for the 108 properties leased to Kindred not comprising the Renewal Assets will expire on April 30, 2015, subject to Kindred's two sequential five-year renewal options for those assets.

        The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net and MOB leases as of December 31, 2011 (excluding properties included in investments in unconsolidated entities and properties held for sale as of December 31, 2011):

	Kindred	Brookdale Senior Living	Other	Total
	(In thousands)
2012	$260,530	$161,203	$598,235	$1,019,968
2013	181,126	160,018	584,414	925,558
2014	142,730	149,316	572,206	864,252
2015	48,785	138,514	550,927	738,226
2016	1,009	136,846	502,890	640,745
Thereafter	—	439,387	2,969,762	3,409,149

Total	$634,180	$1,185,284	$5,778,434	$7,597,898

Senior Living Operations

        As of December 31, 2011, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 197 of our seniors housing communities for which we pay an annual management fee pursuant to long-term management agreements. Each management agreement with Atria has a term of ten years commencing in 2011, subject to successive automatic ten-year renewal periods, and each management agreement with Sunrise has a term of 30 years commencing as early as 2004. Under the Sunrise management agreements, our management fee was reduced to 3.75% of revenues generated by the applicable properties for 2011, but will revert to 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and thereafter.

        Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers' personnel, good faith, expertise, historical performance, technical resources and information systems, proprietary information and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria's or Sunrise's senior management or any adverse developments in their business and affairs or financial condition could have a Material Adverse Effect on us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Concentration of Credit Risk (Continued)

Kindred, Brookdale Senior Living, Sunrise and Atria Information

        Each of Kindred, Brookdale Senior Living and Sunrise is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Annual Report on Form 10-K is derived from SEC filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, or from other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred's, Brookdale Senior Living's or Sunrise's public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Kindred's, Brookdale Senior Living's and Sunrise's filings with the SEC can be found at the SEC's website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred's, Brookdale Senior Living's and Sunrise's publicly available filings from the SEC.

        Atria is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to in this Annual Report on Form 10-K is derived from publicly available information or has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate.

Note 4—Acquisitions of Real Estate Property

        The following summarizes our acquisitions in 2011, 2010 and 2009. We engage in acquisition activity primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, to grow and diversify our portfolio and revenue base and to reduce our dependence on any single tenant, operator or manager, geographic area, asset type, business model or revenue source.

ASLG

        In May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned ASLG. We funded a portion of the purchase price through the issuance of 24.96 million shares of our common stock (which shares had a total value of $1.38 billion based on the acquisition date closing price of our common stock of $55.33 per share). In October 2011, we cancelled 83,441 shares issued to the sellers for a working capital adjustment in accordance with the purchase agreement.

        As a result of the ASLG transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, ASLG spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us. For the period from May 12, 2011 through December 31, 2011, revenues attributable to the acquired assets were $403.2 million and NOI attributable to the acquired assets was $122.1 million.

        We are accounting for the ASLG acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC 805"). The following table summarizes the acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions of Real Estate Property (Continued)

date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$341,540
Buildings and improvements	2,876,717
Acquired lease intangibles	160,340
Other assets	216,009

Total assets acquired	3,594,606
Notes payable and other debt	1,629,212
Deferred tax liability	44,608
Other liabilities	202,167

Total liabilities assumed	1,875,987

Net assets acquired	1,718,619
Cash acquired	77,718
Equity issued	1,376,437

Total cash used	$264,464

        The allocation of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the allocation reported in "Note 4-Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 7, 2011, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and final purchase price settlement with the sellers in accordance with the terms of the purchase agreement. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

        Included in other assets is $81.0 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. All of the goodwill was assigned to our senior living operations reportable segment, and we do not expect to deduct any of the goodwill balance for tax purposes.

        As of December 31, 2011, we had incurred a total of $53.3 million of acquisition-related costs related to the ASLG acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the year ended December 31, 2011, we expensed $48.9 million of acquisition-related costs related to the ASLG acquisition.

        As partial consideration for the ASLG acquisition, the sellers received the right to earn additional amounts ("contingent consideration") based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers because it is dependent on various factors, such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. We are also unable to estimate a range of potential outcomes for the same reason. We estimated the fair value of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions of Real Estate Property (Continued)

contingent consideration as of the acquisition date and as of December 31, 2011 using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applying a discount rate that appropriately captures a market participant's view of the risk associated with the obligation. This contingent consideration liability is carried on our Consolidated Balance Sheets as of December 31, 2011 at its discounted fair value, and we record any changes in its discounted fair value in earnings in our Consolidated Statements of Income. As of both December 31, 2011 and the acquisition date, the estimated discounted fair value of contingent consideration was $44.2 million.

NHP Acquisition

        In July 2011, we acquired NHP in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of February 27, 2011, at the effective time of the merger, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. In connection with the acquisition, we paid $105 million at closing to repay amounts then outstanding and terminated the commitments under NHP's revolving credit facility. The NHP acquisition added 643 seniors housing and healthcare properties to our portfolio (including properties owned through joint ventures). For the period from July 1, 2011 through December 31, 2011, revenues attributable to the acquired assets were $269.1 million and NOI attributable to the acquired assets was $245.1 million (including amounts in discontinued operations).

        We are accounting for the NHP acquisition under the acquisition method in accordance with ASC 805, and we have completed our initial accounting for this acquisition, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$704,315
Buildings and improvements	6,216,925
Acquired lease intangibles	503,451
Investment in unconsolidated entities	93,553
Other assets	756,074

Total assets acquired	8,274,318
Notes payable and other debt	1,882,752
Other liabilities	744,410

Total liabilities assumed	2,627,162

Redeemable OP unitholder interests assumed	100,888
Noncontrolling interest assumed	79,773

Net assets acquired	5,466,495
Cash acquired	29,202
Equity issued	5,361,495

Total cash used	$75,798

        The allocation of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the allocation reported in "Note 4—Acquisitions of Real Estate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions of Real Estate Property (Continued)

Property" of the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, filed with the SEC on November 7, 2011, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and acquiring additional information not readily available at the date of acquisition. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. The changes related primarily to a decrease in investments in real estate of approximately $161.6 million and a corresponding increase in other assets.

        Included in other assets is $347.9 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. We have allocated $293.0 million and $54.9 million of the goodwill balance to our triple-net leased properties and MOB operations reportable business segments, respectively, based on relative fair value. We do not expect to deduct any of the goodwill balance for tax purposes.

        As of and for the year ended December 31, 2011, we had incurred a total of $53.3 million of acquisition-related costs related to the NHP acquisition, all of which we expensed as incurred during 2011 and included in merger-related expenses and deal costs in our Consolidated Statements of Income.

Other 2011 Acquisitions

        During 2011, we also invested approximately $329.5 million, including the assumption of $134.9 million in debt, in MOBs and seniors housing communities.

Lillibridge Acquisition

        In July 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt that was not repaid in connection with the closing.

        As a result of the Lillibridge acquisition, we acquired: a 100% interest in Lillibridge's property management, leasing, marketing, facility development, and advisory services business; a 100% interest in 38 MOBs; a 20% joint venture interest in 24 MOBs; and a 5% joint venture interest in 34 MOBs. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid.

Other 2010 Acquisitions

        During 2010, we also purchased five MOBs for a purchase price of $36.6 million and acquired Sunrise's noncontrolling interests in 58 of our Sunrise-managed seniors housing communities for a total valuation of approximately $186 million, including the assumption of Sunrise's share of mortgage debt totaling approximately $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities, and we now own 100% of all 79 of our Sunrise-managed seniors housing communities. We recorded the difference between the consideration paid and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions of Real Estate Property (Continued)

the noncontrolling interest balance as a component of equity in capital in excess of par value on our Consolidated Balance Sheets.

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

        We also completed the development of two MOBs, both of which we consolidate, pursuant to an arrangement we entered into with a nationally recognized private developer of MOBs and healthcare facilities in 2008. That arrangement gave us the exclusive right, as part of a joint venture, to develop up to ten identified MOBs on hospital campuses in eight states.

Pending Acquisition

        In December 2011, we signed a definitive agreement to acquire Cogdell Spencer Inc. ("Cogdell"), including its 100% ownership interest in 72 MOBs and its MOB property management business, which has existing agreements to manage 44 MOBs, in an all-cash transaction. At closing, we expect our investment in Cogdell, including our share of debt, to approximate $760 million to $770 million, before anticipated transaction expenses.

        Pursuant to the terms of and subject to the conditions set forth in the agreement, at the effective time of the merger, each outstanding share of Cogdell common stock and each outstanding unit of limited partnership interest in Cogdell's operating partnership, Cogdell Spencer LP, will be converted into the right to receive $4.25 per share (or unit), and each outstanding share of Cogdell's preferred stock will be converted into the right to receive $25 per share, plus accrued and unpaid dividends through the closing. Cogdell has also reached an agreement pursuant to which, prior to the closing, Cogdell will sell its design-build and development business to an unaffiliated third party. Completion of the transaction is subject to approval of Cogdell's stockholders, the sale of Cogdell's design-build and development business and certain other customary closing conditions. We expect to complete the Cogdell transaction in the second quarter of 2012, although we cannot provide any assurance as to whether or when the transaction will occur.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4—Acquisitions of Real Estate Property (Continued)

Unaudited Pro Forma

        The following table illustrates the effect on net income and earnings per share as if we had consummated the ASLG and NHP acquisitions as of January 1, 2010:

	For the Year Ended December 31,
	2011	2010
	(In thousands, except per share amounts)
Revenues	$2,256,319	$2,178,897
Income from continuing operations attributable to common stockholders	583,446	321,637
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$2.03	$1.14
Diluted:
Income from continuing operations attributable to common stockholders	$2.02	$1.14
Weighted average shares used in computing earnings per common share:
Basic	286,856	281,333
Diluted	289,193	282,382

        Acquisition-related costs related to the ASLG and NHP acquisitions are not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that we have or may achieve as a result of the acquisitions or any strategies that management has or may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, investments, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the ASLG and NHP acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.

Note 5—Dispositions

        We present separately, as discontinued operations, in all periods presented the results of operations for all assets held for sale or disposed of during the three-year period ended December 31, 2011.

2011 Dispositions

        During 2011, we sold two seniors housing communities and two skilled nursing facilities to tenants exercising purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales. Also, as of December 31, 2011, we classified fifteen properties as held for sale and included their operations in discontinued operations in our Consolidated Income Statements. In February 2012, we sold nine seniors housing communities for aggregate consideration of $121.3 million,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 5—Dispositions (Continued)

including a lease termination fee of $1.8 million. A portion of the proceeds from the sale are being held in a Code Section 1031 exchange escrow account with a qualified intermediary. During the first quarter of 2012, we expect to recognize a gain from the sale of these assets.

2010 Dispositions

        During 2010, we sold seven seniors housing communities for aggregate consideration of $60.5 million, including lease termination fees of $0.7 million, and recognized a gain from these sales of $17.3 million.

2009 Dispositions

        In June 2009, we sold six skilled nursing facilities to Kindred for total consideration of $58.0 million, consisting of an aggregate sale price of $55.7 million and a $2.3 million lease termination fee. The proceeds from the sale were held in a Code Section 1031 exchange escrow account with a qualified intermediary and used for our acquisition of three MOBs in December 2009. We recognized a gain from the sale of these assets of $39.3 million in 2009.

        During 2009, we also sold five seniors housing communities, one hospital, one MOB and one other property to the existing tenants for an aggregate sale price of $96.2 million and transferred related debt of $38.8 million. We recognized a net gain from the sales of these assets of $27.5 million in 2009.

        Set forth below is a summary of the results of operations of properties sold during the years ended December 31, 2011, 2010 and 2009 or classified as held for sale as of December 31, 2011, all of which were included in our triple-net leased properties segment, with the exception of one MOB we sold during 2009 and one MOB classified as held for sale as of December 31, 2011.

	2011	2010	2009
	(In thousands)
Revenues:
Rental income	$10,071	$11,466	$16,230
Interest and other income	—	725	2,423

	10,071	12,191	18,653
Expenses:
Interest	5,250	4,287	5,926
Depreciation and amortization	3,114	2,302	3,960
Property-level operating expenses	24	—	—

	8,388	6,589	9,886

Income before gain on sale of real estate assets	1,683	5,602	8,767
Gain on sale of real estate assets	—	25,241	67,305

Discontinued operations	$1,683	$30,843	$76,072

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6—Loans Receivable

        As of December 31, 2011 and 2010, we had $276.2 million and $149.3 million, respectively, of net loans receivable relating to seniors housing and healthcare companies or properties.

        In connection with the NHP acquisition, we acquired (i) mortgage loans receivable having an initial aggregate fair value of approximately $271.7 million and secured by 53 seniors housing and healthcare properties and (ii) unsecured loans receivable having an initial aggregate fair value of approximately $60.5 million.

        During 2011, we made a first mortgage loan in the aggregate principal amount of $12.9 million, bearing interest at a fixed rate of 9.0% per annum and maturing in 2016.

        During 2011, we received aggregate proceeds of $218.5 million in final repayment of eight secured loans receivable and recognized an aggregate gain of $4.4 million (included in income from loans and investments in our Consolidated Statements of Income) in connection with these repayments for the year ended December 31, 2011.

        Additionally, during 2011, we received proceeds of $0.3 million in final repayment of one unsecured loan receivable and made additional advances under two existing unsecured loans receivable in the amount of $6.7 million.

        During 2010, we acquired at a 17% discount, a first mortgage loan in the principal amount of $19.0 million bearing interest at a fixed rate of 9.25% per annum and maturing in 2015. During 2011, through foreclosure action, we took title to the two assets securing this mortgage loan. The carrying amount of these assets, totaling $16.0 million, approximated the fair value of the assets at the time of foreclosure and no gain or loss was recorded in connection with obtaining title. Operations from this property were consolidated into our consolidated financial statements during 2011.

Note 7—Investments in Unconsolidated Entities

        We report investments in unconsolidated entities, all of which we acquired in connection with our Lillibridge and NHP acquisitions, over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $5.7 million, $1.9 million and $0 for the years ended December 31, 2011, 2010 and 2009, respectively. Our joint venture partners have significant participating rights, and, therefore, we are not required to consolidate these entities. Additionally, these entities are viable entities controlled by equity holders with sufficient capital and, therefore, are not considered variable interest entities. At December 31, 2011 and 2010, we owned interests (ranging between 5% and 25%) in 92 properties and interests (ranging between 5% and 20%) in 58 properties, respectively, that were accounted for under the equity method. Our net investment in these properties as of December 31, 2011 and 2010 was $105.3 million and $15.3 million, respectively. For the years ended December 31, 2011, 2010 and 2009, we recorded a loss from unconsolidated entities of $0.1 million, $0.7 million and $0, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangibles

        The following is a summary of our intangibles as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$210,358	10.1	$13,232	7.1
In-place and other lease intangibles	590,500	22.4	133,582	18.3
Other intangibles	16,169	13.5	13,649	17.1
Accumulated amortization	(188,442)	N/A	(100,808)	N/A
Goodwill	448,393	N/A	19,901	N/A

Net intangible assets	$1,076,978	18.5	$79,556	16.9

Intangible liabilities:
Below market lease intangibles	$442,612	15.3	$22,398	6.9
Other lease intangibles	27,157	7.9	—	—
Accumulated amortization	(37,607)	N/A	(12,495)	N/A
Purchase option intangibles	112,670	N/A	—	—

Net intangible liabilities	$544,832	15.2	$9,903	6.9

N/A—Not
Applicable.

        Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease, other lease and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2011, 2010 and 2009, our net amortization related to these intangibles was $62.5 million, $6.9 million and $1.9 million, respectively. The estimated net amortization related to these intangibles for each of the next five years is as follows: 2012—$82.9 million; 2013—$19.2 million; 2014—$14.4 million; 2015—$10.4 million; and 2016—$6.4 million.

Note 9—Other Assets

        The following is a summary of our other assets as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Straight-line rent receivables, net	$96,883	$86,275
Marketable debt securities	43,331	66,675
Unsecured loans receivable, net	63,598	—
Goodwill and other intangibles, net	462,655	32,704
Assets held for sale	119,290	—
Other	105,475	47,968

Total other assets	$891,232	$233,622

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements

        The following is a summary of our senior notes payable and other debt as of December 31, 2011 and 2010:

	2011	2010
	(In thousands)
Unsecured revolving credit facilities	$455,578	$40,000
3 7/8% Convertible Senior Notes due 2011	—	230,000
9% Senior Notes due 2012	82,433	82,433
8 1/4% Senior Notes due 2012	72,950	—
Unsecured term loan due 2013	200,000	200,000
6.25% Senior Notes due 2013	269,850	—
Unsecured term loan due 2015(1)	126,875	—
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	—
6 1/2% Senior Notes due 2016	200,000	400,000
Unsecured term loan due 2017(1)	375,000	—
6 3/4% Senior Notes due 2017	225,000	225,000
4.750% Senior Notes due 2021	700,000	—
6.90% Senior Notes due 2037	52,400	—
6.59% Senior Notes due 2038	22,973	—
Mortgage loans and other(2)	2,762,964	1,349,521

Total	6,180,443	2,926,954
Capital lease obligations	143,006	—
Unamortized fair value adjustment	144,923	11,790
Unamortized commission fees and discounts	(39,256)	(38,700)

Senior notes payable and other debt	$6,429,116	$2,900,044

(1)
The aggregate amounts presented above represent the $500.0 million of borrowings oustanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche represent Canadian dollar borrowings.

(2)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of December 31, 2011. The total mortgage debt for these properties as of December 31, 2011 was $14.6 million, and is included in accounts payable and other liabilities on the Consolidated Balance Sheet.

        As of December 31, 2011, our joint venture partners' share of total debt was $46.6 million with respect to eight properties we owned through consolidated joint ventures. As of December 31, 2010, our joint venture partners' share of total debt was $4.8 million with respect to three properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $131.5 million and $45.9 million at December 31, 2011 and 2010, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loans

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). At December 31, 2011, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At December 31, 2011, the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

        Our unsecured revolving credit facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers, sales of assets and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default.

        At December 31, 2011, we had $455.6 million of borrowings outstanding, $8.3 million of outstanding letters of credit and $1.54 billion of available borrowing capacity under our unsecured revolving credit facility. We also recognized a $2.4 million loss on extinguishment of debt for the three months and year ended December 31, 2011, representing the write-off of unamortized deferred financing fees from our previous unsecured revolving credit facilities.

        In December 2011, we entered into a new $500.0 million unsecured term loan facility with a weighted average maturity of 4.5 years, priced at LIBOR plus 125 basis points. The term loan facility consists of a three-year tranche and a five-year tranche and includes an accordion feature that permits us to expand our borrowing capacity to up to $900.0 million, subject to the satisfaction of certain conditions. Borrowings under the term loan facility may be made in U.S. dollars or Canadian dollars. Concurrently with the closing of the term loan facility, we terminated the commitments under an $800.0 million term loan priced at LIBOR plus 150 basis points and scheduled to mature in June 2012, that was previously extended to NHP and assumed by us in connection with the NHP acquisition.

        In September 2010, we entered into a $200.0 million three-year unsecured term loan with Bank of America, N.A., as lender. The term loan is non-amortizing and bears interest at an all-in fixed rate of 4% per annum.

        Each of the term loan facility and the term loan contains the same restrictive covenants as our unsecured revolving credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

Convertible Senior Notes

        In November 2011, we repaid in full $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity. In accordance with the terms of the indenture governing the convertible notes, we paid the principal amount of the notes and accrued but unpaid interest thereon in cash and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount. The conversion rate of the convertible notes had been subject to adjustment in certain circumstances, including the payment of certain quarterly dividends in excess of a reference amount. To the extent the market price of our common stock exceeded the conversion price, our earnings per share were diluted. The convertible notes had a minimal dilutive impact per share for the years ended December 31, 2011, 2010 and 2009. See "Note 15—Earnings Per Share."

Senior Notes

        As of December 31, 2011, we had $1.6 billion aggregate principal amount of senior notes issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation (collectively, the "Ventas Issuers") outstanding. Prior to 2009, we issued $200.0 million principal amount of our 6 1/2% senior notes due 2016 at a 1/2% discount to par value, $200.0 million principal amount of our 6 3/4% senior notes due 2017 at a 5/8% discount to par value and $50.0 million principal amount of our 6 5/8% senior notes due 2014 at a 1% discount to par value. As of December 31, 2011, we also had outstanding $652.6 million aggregate principal amount of senior notes that were issued by NHP and assumed by our subsidiary, Nationwide Health Properties, LLC ("NHP LLC"), in connection with the NHP acquisition.

        In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par for total proceeds of $595.3 million, before the underwriting discount and expenses.

        Also in February 2012, we exercised our option to redeem all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016 pursuant to the terms of the indenture governing the notes. We will pay a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and expect to recognize a loss on extinguishment of debt in the first quarter of 2012.

        In July 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of NHP LLC's 6.50% senior notes due 2011 upon maturity. NHP LLC's remaining senior notes outstanding bear interest at fixed rates ranging from 6.00% to 8.25% per annum and have maturity dates ranging from July 1, 2012 to July 7, 2038, subject in certain cases to earlier repayment at the option of the holders.

        Also, in July 2011, we redeemed $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016, at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $8.7 million in the third quarter of 2011.

        In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million, before the underwriting discount and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

        In November 2010, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2015, at a public offering price equal to 99.528% of par, for total proceeds of $398.1 million, before the underwriting discount and expenses.

        In October 2010, we redeemed all $71.7 million principal amount outstanding of our 6 5/8% senior notes due 2014, at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $73.3 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $2.5 million during the fourth quarter of 2010.

        In June 2010, we redeemed all $142.7 million principal amount outstanding of our 7 1/8% senior notes due 2015, at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $147.8 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $6.4 million during the second quarter of 2010.

        In May 2010, we repaid in full, at par, $1.4 million principal amount then outstanding of our 6 3/4% senior notes due 2010 upon maturity.

        During 2009, we issued and sold $200.0 million aggregate principal amount of 6 1/2% senior notes due 2016 at a 15 3/4% discount to par value, for total proceeds of $168.5 million, before the underwriting discount and expenses. We also repaid in full, at par, $49.8 million principal amount outstanding of our 8 3/4% senior notes due 2009 upon maturity, and purchased in open market transactions and/or through cash tender offers $361.6 million of our senior notes composed of: $121.6 million principal amount of our outstanding 6 3/4% senior notes due 2010; $109.4 million principal amount of our outstanding 9% senior notes due 2012; $103.3 million principal amount of our outstanding 6 5/8% senior notes due 2014; and $27.3 million principal amount of our outstanding 7 1/8% senior notes due 2015. We recognized a loss on extinguishment of debt of $6.1 million related to these purchases.

        All of the Ventas Issuers' senior notes are unconditionally guaranteed by Ventas. In addition, at the time of their original issuance, all of the Ventas Issuers' senior notes issued prior to November 2010 were unconditionally guaranteed, jointly and severally, on a senior unsecured basis by certain of our direct and indirect subsidiaries. In September 2010, the subsidiary guarantees on the Ventas Issuers' then outstanding senior notes (other than the 9% senior notes due 2012) were released pursuant to the terms of the indentures governing the notes. The Ventas Issuers' senior notes are part of our and the Ventas Issuers' general unsecured obligations, ranking equal in right of payment with all of our and the Ventas Issuers' existing and future senior obligations and ranking senior to all of our and the Ventas Issuers' existing and future subordinated indebtedness. However, the Ventas Issuers' senior notes are effectively subordinated to our and the Ventas Issuers' secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Ventas Issuers' senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries.

        NHP LLC's senior notes are part of NHP LLC's general unsecured obligations, ranking equal in right of payment with all of NHP LLC's existing and future senior obligations and ranking senior to all of NHP LLC's existing and future subordinated indebtedness. However, NHP LLC's senior notes are effectively subordinated to NHP LLC's secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. NHP LLC's senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of its subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

        The Ventas Issuers may redeem each series of their senior notes and NHP LLC may redeem each series of its senior notes (other than the 6.90% senior notes due 2037 and the 6.59% senior notes due 2038), in whole at any time or in part from time to time, prior to maturity at varying redemption prices set forth in the applicable indenture, plus, in each case, accrued and unpaid interest thereon to the redemption date.

        NHP LLC's 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1 of each of 2012, 2017 and 2027, and NHP LLC's 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 of each of 2013, 2018, 2023 and 2028.

        If we experience certain kinds of changes of control, the Ventas Issuers must make an offer to repurchase their 9% senior notes due 2012, 6 1/2% senior notes due 2016 and 6 3/4% senior notes due 2017, in whole or in part, at a purchase price in cash equal to 101% of the principal amount thereof, plus any accrued and unpaid interest to the date of purchase; provided, however, that in the event Moody's Investors Service ("Moody's") and Standard & Poor's Ratings Services ("S&P") have confirmed their ratings at Ba3 or higher and BB- or higher on the senior notes and certain other conditions are met, this repurchase obligation will not apply.

Mortgages

        At December 31, 2011, we had 273 mortgage loans outstanding in the aggregate principal amount of $2.8 billion and secured by 228 of our properties. Of these loans, 244 loans in the aggregate principal amount of $2.4 billion bear interest at fixed rates ranging from 4.4% to 8.6% per annum, and 29 loans in the aggregate principal amount of $414.6 million bear interest at variable rates ranging from 0.6% to 7.3% per annum as of December 31, 2011. At December 31, 2011, the weighted average annual rate on our fixed rate mortgage loans was 6.1%, and the weighted average annual rate on our variable rate mortgage loans was 2.0%. Our mortgage loans had a weighted average maturity of 5.8 years as of December 31, 2011.

        During 2011, we assumed mortgage debt of $1.6 billion, including $1.2 billion and $442 million, respectively, in connection with the ASLG and NHP acquisitions.

        In February 2011, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with these repayments in the first quarter of 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

        As of December 31, 2011, our indebtedness (excluding capital lease obligations) had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2012(2)	$267,044	$—	$52,273	$319,317
2013	921,890	—	46,455	968,345
2014	237,648	—	41,993	279,641
2015	985,647	455,578	34,163	1,475,388
2016	544,370	—	27,689	572,059
Thereafter(2)(3)	2,395,088	—	170,605	2,565,693

Total maturities	$5,351,687	$455,578	$373,178	$6,180,443

(1)
At December 31, 2011, we had $45.8 million of unrestricted cash and cash equivalents, for $409.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of December 31, 2011. The total mortgage debt for these properties as of December 31, 2011 was $14.6 million and is scheduled to mature as follows: $5.7 million in 2012 and $8.9 million thereafter.

(3)
Includes $52.4 million aggregate principal amount of NHP LLC's 6.90% senior notes due 2037, which are subject to repurchase, at the option of the holders, on October 1 of each of 2012, 2017 and 2027, and $23.0 million aggregate principal amount of NHP LLC's 6.59% senior notes due 2038, which are subject to repurchase, at the option of the holders, on July 7 of each of 2013, 2018, 2023 and 2028.

        The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; (iv) merge, consolidate or transfer certain assets; and (v) sell assets. At any time we maintain investment grade ratings by both Moody's and S&P, the indentures governing certain series of the Ventas Issuers' senior notes provide that some of these restrictive covenants will either be suspended or fall away. The Ventas Issuers' senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured revolving credit facility and term loans also require us to maintain certain financial covenants pertaining to, among other things, our consolidated leverage, secured debt, fixed charge coverage and net worth.

        As of December 31, 2011, we were in compliance with all of these covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements (Continued)

Derivatives and Hedging

        In the normal course of our business, we are exposed to the effects of interest rate movements on future cash flows under our variable rate debt obligations and foreign currency exchange rate movements on our senior living operations. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate these risks.

        For interest rate exposures, we use derivatives primarily to fix the rate on our variable rate debt and to manage the cost of our borrowing obligations. We prohibit the use of derivative instruments for trading or speculative purposes, and we have a policy of entering into contracts only with major financial institutions based upon their credit ratings and other factors. When considered together with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future net income or financial position.

Capital Leases

        As of December 31, 2011, we leased eight seniors housing communities pursuant to arrangements we assumed in connection with the ASLG acquisition that are accounted for as capital leases. Under each capital lease agreement, rent is subject to increase based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, and we have a bargain option to purchase the leased property and an option to exercise renewal terms.

        Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of December 31, 2011 are as follows (in thousands):

2012	$9,446
2013	9,573
2014	9,699
2015	9,826
2016	9,953
Thereafter	162,600

Total minimum lease payments	211,097
Less: Amount related to interest	(68,091)

$143,006

        Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $224.7 million and $0 as of December 31, 2011 and 2010, respectively.

Unamortized Fair Value Adjustment

        As of December 31, 2011, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $144.9 million and will be recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (reduction of interest expense) for each of the next five years is as follows: 2012—$54.0 million; 2013—$29.3 million; 2014—$23.3 million; 2015—$12.5 million; and 2016—$6.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 11—Fair Values of Financial Instruments

        As of December 31, 2011 and 2010, the carrying amounts and fair values of our financial instruments were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$45,807	$45,807	$21,812	$21,812
Secured loans receivable, net	212,577	216,315	149,263	155,377
Derivative instruments	11	11	99	99
Marketable debt securities	43,331	43,331	66,675	66,675
Unsecured loans receivable, net	63,598	65,219	—	—
Liabilities:
Senior notes payable and other debt, gross	6,180,443	6,637,691	2,926,954	3,055,435
Derivative instruments and other liabilities	80,815	80,815	3,722	3,722
Redeemable OP unitholder interests	102,837	102,837	—	—

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

        At December 31, 2011, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $41.2 million and $43.3 million, respectively. At December 31, 2010, our marketable debt securities had an aggregate amortized cost basis and fair value of $61.9 million and $66.7 million, respectively. The contractual maturities of our current marketable debt securities range from October 1, 2012 to April 15, 2016. During 2011, we sold certain marketable debt securities for $23.1 million in proceeds and recognized aggregate gains from these sales of approximately $1.8 million (included in income from loans and investments in our Consolidated Statements of Income).

Note 12—Stock-Based Compensation

Compensation Plans

        We have: four plans under which outstanding options to purchase common stock and/or shares or units of restricted stock have been, or may be, granted to officers, employees and non-employee directors (the 2000 Incentive Compensation Plan (Employee Plan), the 2004 Stock Plan for Directors, the 2006 Incentive Plan, and the 2006 Stock Plan for Directors); one plan under which executive officers may receive common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and two plans under which certain directors have received or may receive common stock in lieu of director fees (the Common Stock Purchase Plan for Directors (the "Directors Stock Purchase Plan") and the Nonemployee Directors' Deferred Stock Compensation Plan). These plans are referred to collectively as the "Plans."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        During the year ended December 31, 2011, we were permitted to make option, restricted stock and restricted stock unit grants and stock issuances only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors' Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors.

        The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2011 were as follows:

  •
  Executive Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 500,000 shares were available for future issuance as of December 31, 2011.

  •
  Nonemployee Directors' Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 443,135 shares were available for future issuance as of December 31, 2011.

  •
  2006 Incentive Plan—5,000,000 shares were reserved initially for grants or issuance to employees, and 1,905,338 shares were available for future grants or issuance as of December 31, 2011. This plan replaced the 2000 Incentive Compensation Plan (Employee Plan).

  •
  2006 Stock Plan for Directors—400,000 shares were reserved initially for grants or issuance to non-employee directors and 165,313 shares were available for future grants or issuance as of December 31, 2011. This plan replaced the 2004 Stock Plan for Directors.

        Under the Plans that provide for the issuance of stock options, outstanding options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over periods of two or three years. Vesting of certain options may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.

        In connection with the NHP acquisition, we assumed certain outstanding options, shares of restricted stock and restricted stock units previously issued to NHP employees pursuant to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, as amended (the "NHP Plan"). The outstanding awards continue to be subject to the terms and conditions of the NHP Plan and the applicable award agreements.

Stock Options

        In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2011	2010	2009
Risk-free interest rate	1.22 - 2.78%	2.00 - 3.45%	1.37 - 2.32%
Dividend yield	6.75%	6.75%	5.75%
Volatility factors of the expected market price for our common stock	35.7 - 44.3%	37.1 - 44.6%	36.1 - 42.7%
Weighted average expected life of options	4.25 - 7.0 years	4.25 - 7.0 years	3.5 - 6.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        The following is a summary of stock option activity in 2011:

Activity	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000's)
Outstanding as of December 31, 2010	1,656,558	$11.34 - $45.26	$38.12
Options granted	376,451	52.48 - 57.19	53.64
Options assumed from NHP	108,785	48.60 - 48.60	48.60
Options exercised	(94,789)	11.34 - 48.60	26.00
Options canceled	—	—	—

Outstanding as of December 31, 2011	2,047,005	11.45 - 57.19	42.10	6.9	$26,734

Exercisable as of December 31, 2011	1,685,965	$11.45 - $57.19	$40.22	6.5	$25,158

        Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods. Compensation costs related to stock options for the years ended December 31, 2011, 2010 and 2009 were $4.2 million, $3.1 million and $2.9 million, respectively.

        A summary of the status of our nonvested stock options as of December 31, 2011 and changes during the year then ended follows:

Activity	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	340,203	$8.33
Granted	376,451	11.17
Assumed from NHP	108,785	9.93
Vested	(464,399)	9.12
Forfeited	—	—

Nonvested at end of year	361,040	$10.76

        As of December 31, 2011, we had $1.3 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans and $0.1 million in total unrecognized compensation cost related to nonvested options assumed in the NHP acquisition. We expect to recognize that cost over a weighted average period of one year. Proceeds received from options exercised under the Plans for the years ended December 31, 2011, 2010 and 2009 were $2.5 million, $10.9 million and $2.2 million, respectively.

Restricted Stock and Restricted Stock Units

        We recognize the market value of shares of restricted stock and restricted stock units on the date of the award as stock-based compensation expense over the service period, with charges to general and administrative expenses of approximately $15.1 million in 2011, $11.0 million in 2010 and $9.0 million in 2009. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. The vesting of restricted stock and restricted stock units may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12—Stock-Based Compensation (Continued)

        A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2011, and changes during the year ended December 31, 2011 follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2010	493,967	$43.10	4,690	$39.28
Granted	393,764	53.33	2,050	52.48
Assumed from NHP	1,337	53.74	41,495	53.74
Vested	(281,090)	42.29	(14,946)	50.08
Forfeited	(15,780)	51.22	—	—

Nonvested at December 31, 2011	592,198	$50.09	33,289	$53.27

        As of December 31, 2011, we had $19.5 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans and $0.3 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units assumed in the NHP acquistion. We expect to recognize that cost over a weighted average period of 3.1 years.

Employee and Director Stock Purchase Plan

        We have in effect an Employee and Director Stock Purchase Plan ("ESPP") under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2011, 44,238 shares had been purchased under the ESPP and 2,455,762 shares were available for future issuance.

Employee Benefit Plan

        We maintain a 401(K) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2011, 2010 and 2009, we made contributions for each qualifying employee of up to 3% of his or her salary, subject to certain limitations, regardless of the employee's individual contribution. During 2011, 2010 and 2009, our aggregate contributions were approximately $267,000, $200,000 and $189,000, respectively.

Note 13—Income Taxes

        We have elected to be taxed as a REIT under the Code commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries ("TRS" or "TRS entities"), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as "the REIT" within this Note 13.

        Although we intend to continue to operate in such a manner as to enable us to qualify as a REIT, our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership and various qualification tests. During the years ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

December 31, 2011, 2010 and 2009, our tax treatment of distributions per common share was as follows:

	2011	2010	2009
Tax treatment of distributions:
Ordinary income	$2.28131	$1.99928	$1.8356
Long-term capital gain	0.01869	0.07644	0.1510
Unrecaptured Section 1250 gain	—	0.06428	0.0634

Distribution reported for 1099-DIV purposes	2.30000	2.14000	2.0500
Less: Dividend declared in prior year and taxable in current year	—	—	—

Distributions declared per common share outstanding	$2.30000	$2.14000	$2.0500

        We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2011, 2010 and 2009. Our consolidated provision (benefit) for income taxes for the years ended December 31, 2011, 2010 and 2009 was as follows:

	2011	2010	2009
	(In thousands)
Current	$(4,080)	$2,459	$2,166
Deferred	(27,057)	2,742	(3,885)

Total	$(31,137)	$5,201	$(1,719)

        The benefit for the year ended December 31, 2011 primarily relates to the reversal of certain income tax contingency reserves, including interest, and the deferred tax liabilities established for the ASLG acquisition. The statute of limitations with respect to our 2007 U.S. federal income tax returns expired in September 2011. We did not recognize any income tax expense as a result of the litigation proceeds that we received in the third and fourth quarters of 2011, as no income taxes are payable on these proceeds.

        The deferred tax expense/benefit for the years ended December 31, 2011, 2010 and 2009 was adjusted by income tax expense of $0 million, $2.3 million and $1.7 million, respectively, related to the noncontrolling interest share of net income. For the tax year ended December 31, 2011, the Canadian income tax expense included in the consolidated benefit for income taxes was $0.5 million. For the tax years ended December 31, 2010 and 2009, the Canadian income tax benefit included in the consolidated benefit for income taxes was $0.3 million and $2.0 million, respectively.

        Although the TRS entities were not liable for any cash federal income taxes for the year ended December 31, 2011, their federal income tax liabilities may increase in future years as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations reportable segments grow. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2011, 2010 and 2009, to the income tax benefit is as follows:

	2011	2010	2009
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$115,673	$78,663	$67,049
State income taxes, net of federal benefit	(2,396)	700	(126)
Increase in valuation allowance	9,408	5,705	7,713
(Decrease) increase in ASC 740 income tax liability	(4,084)	2,420	2,166
Tax at statutory rate on earnings not subject to federal income taxes	(151,429)	(82,490)	(78,176)
Other differences	1,691	203	(345)

Income tax (benefit) expense	$(31,137)	$5,201	$(1,719)

        The REIT made no income tax payments for the years ended December 31, 2011, 2010 and 2009.

        In connection with the Sunrise REIT and ASLG acquisitions, we established a beginning net deferred tax liability of $306.3 million and $44.6 million, respectively, related to temporary differences between the financial reporting and tax bases of assets and liabilities acquired (primarily property, intangible and related assets, net of net operating loss carryforwards). No net deferred tax asset or liability was recorded for the Lillibridge acquisition.

        Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2011, 2010 and 2009 are summarized as follows:

	2011	2010	2009
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(332,111)	$(287,165)	$(293,800)
Operating loss and interest deduction carryforwards	343,843	103,733	86,014
Expense accruals and other	11,511	3,093	(58)
Valuation allowance	(281,954)	(60,994)	(45,821)

Net deferred tax liabilities(1)	$(258,711)	$(241,333)	$(253,665)

(1)
2011 includes approximately $2 million of deferred tax assets included in other assets on our Consolidated Balance Sheets.

        Our net deferred tax liability increased $17.4 million during 2011 due primarily to the initial deferred tax liability related to the ASLG acquisition. Our net deferred tax liability decreased $12.3 million during 2010 due primarily to the purchase of Sunrise's noncontrolling interests in 58 of our seniors housing communities. See "Note 4—Acquisitions of Real Estate Property."

        Due to our uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, the majority of which relate to the net operating loss ("NOL") carryforward related to the REIT.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes (Continued)

        We are subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) ("built-in gains tax"). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOLs.

        Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service ("IRS") for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years. We are also subject to audit by the Canada Revenue Agency ("CRA") and provincial authorities generally for periods subsequent to 2006 related to entities acquired or formed in connection with our Sunrise REIT acquisition.

        At December 31, 2011, we had a combined NOL carryforward of $240 million related to the TRS entities and an NOL carryforward related to the REIT of $690 million (including carryforwards related to Lillibridge entities of $10.4 million and $16.2 million, respectively). The REIT NOL carryforward increased from 2010 by $38.7 million and $543.8 million due to the NHP and ASLG acquisitions, respectively. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge and ASLG NOL carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2016 for the REIT.

        As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2011 and 2010. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot provide any assurance as to the outcome of these matters.

        The following table summarizes the activity related to our unrecognized tax benefits:

	2011	2010
	(In thousands)
Balance as of January 1	$17,868	$15,444
Additions to tax positions related to the current year	2,961	2,424
Additions to tax positions related to prior years	490	—
Subtractions to tax positions related to prior years	(6,425)	—

Balance as of December 31	$14,894	$17,868

        Included in the unrecognized tax benefits of $14.9 million and $17.9 million at December 31, 2011 and 2010, respectively, was $14.6 million and $17.3 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no penalties. Interest of $0.5 million related to the unrecognized tax benefits was accrued during 2011. We expect our unrecognized tax benefits to increase by $3 million during 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 14—Commitments and Contingencies

Certain Obligations, Liabilities and Litigation

        We may be subject to various obligations, liabilities and litigation assumed in connection with or arising out of our acquisitions or otherwise arising in connection with our business. Some of these liabilities may be indemnified by third parties. However, if these liabilities are greater than expected or were not known to us at the time of acquisition, if we are not entitled to indemnification, or if the responsible third party fails to indemnify us for these liabilities, such obligations, liabilities and litigation could have a Material Adverse Effect on us. In addition, in connection with the sale or leasing of our properties, we may incur various obligations and liabilities, including indemnification obligations, relating to the operations of those properties, which could have a Material Adverse Effect on us.

Other

        We are subject to certain operating and ground lease obligations that generally require fixed monthly or annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 89 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2011 were $17.6 million in 2012, $16.5 million in 2013, $15.8 million in 2014, $14.0 million in 2015, $13.9 million in 2016, and $322.5 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Earnings Per Share

        The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$362,810	$215,324	$190,423
Discontinued operations	1,683	30,843	76,072

Net income attributable to common stockholders	$364,493	$246,167	$266,495

Denominator:
Denominator for basic earnings per share—weighted average shares	228,453	156,608	152,566
Effect of dilutive securities:
Stock options	449	407	126
Restricted stock awards	53	70	64
OP units	942	—	—
Convertible notes	893	572	2

Denominator for diluted earnings per share—adjusted weighted average shares	230,790	157,657	152,758

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.59	$1.37	$1.25
Discontinued operations	0.01	0.20	0.50

Net income attributable to common stockholders	$1.60	$1.57	$1.75

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.57	$1.36	$1.24
Discontinued operations	0.01	0.20	$0.50

Net income attributable to common stockholders	$1.58	$1.56	$1.74

        There were 309,650, 0 and 975,500 anti-dilutive options outstanding for the years ended December 31, 2011, 2010 and 2009, respectively.

Note 16—Litigation

Litigation Relating to the Sunrise REIT Acquisition

        On May 3, 2007, we filed a lawsuit against HCP, Inc. ("HCP") in the United States District Court for the Western District of Kentucky (the "District Court"), entitled Ventas, Inc. v. HCP, Inc., Case No. 07-cv-238-JGH. We asserted claims of tortious interference with contract and tortious interference with prospective business advantage. Our complaint alleged that HCP interfered with our purchase agreement to acquire the assets and liabilities of Sunrise REIT and with the process for unitholder

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Litigation (Continued)

consideration of the purchase agreement. The complaint alleged, among other things, that HCP made certain improper and misleading public statements and/or offers to acquire Sunrise REIT and that HCP's actions caused us to suffer substantial damages, including, among other things, the payment of materially greater consideration to acquire Sunrise REIT resulting from the substantial increase in the purchase price above the original contract price necessary to obtain unitholder approval and increased costs associated with the delay in closing the acquisition, including increased costs to finance the transaction as a result of the delay.

        HCP brought counterclaims against us alleging misrepresentation and negligent misrepresentation by Sunrise REIT related to its sale process, claiming that we were responsible for those actions as successor. HCP sought compensatory and punitive damages. On March 25, 2009, the District Court granted us judgment on the pleadings against all counterclaims brought by HCP and dismissed HCP's counterclaims with prejudice.

        On July 16, 2009, the District Court denied HCP's summary judgment motion as to our claim for tortious interference with business advantage, permitting us to present that claim against HCP at trial. The District Court granted HCP's motion for summary judgment as to our claim for tortious interference with contract and dismissed that claim. The District Court also ruled that we could not seek to recover a portion of our alleged damages.

        On September 4, 2009, the jury unanimously held that HCP tortiously interfered with our business expectation to acquire Sunrise REIT at the agreed price by employing significantly wrongful means such as fraudulent misrepresentation, deceit and coercion. The jury awarded us $101.6 million in compensatory damages, which is the full amount of damages the District Court permitted us to seek at trial. The District Court entered judgment on the jury's verdict on September 8, 2009.

        On November 17, 2009, HCP appealed the District Court's judgment to the United States Court of Appeals for the Sixth Circuit (the "Sixth Circuit"). HCP argued that the judgment against it should be vacated and the case remanded for a new trial and/or that judgment should be entered in its favor as a matter of law. On November 24, 2009, we filed a cross-appeal to the Sixth Circuit.

        On May 17, 2011, the Sixth Circuit unanimously affirmed the $101.6 million jury verdict in our favor and ruled that we were entitled to seek punitive damages against HCP for its intentionally wrongful conduct. The Sixth Circuit also denied our appeal seeking additional compensatory damages and pre-judgment interest.

        On July 5, 2011, the Sixth Circuit issued a mandate terminating the appellate proceedings and transferring jurisdiction back to the District Court for the enforcement of the $101.6 million compensatory damages award and the trial for punitive damages.

        On August 23, 2011, HCP paid us $102.8 million for the judgment plus certain costs and interest.

        On November 9, 2011, HCP paid us an additional $125.0 million in final settlement of our outstanding litigation against HCP. As part of the settlement, both parties agreed to dismissals of their cases, appeals and petitions, and all aspects of the litigation were terminated.

        After certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation, we recognized approximately $202.3 million in net proceeds from the compensatory damages award and the final settlement in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Litigation (Continued)

Litigation Relating to the NHP Acquisition

        In the weeks following the announcement of our acquisition of NHP on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant. The purported stockholder plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of California, Orange County (the "California State Court"); and the Circuit Court for Baltimore City, Maryland (the "Maryland State Court"). All of these actions were brought as putative class actions, and two also purport to assert derivative claims on behalf of NHP. All of these stockholder complaints allege that NHP's directors breached certain alleged duties to NHP's stockholders by approving the merger agreement with us, and certain complaints allege that NHP aided and abetted those breaches. Those complaints that name Ventas, Inc. and Needles Acquisition LLC allege that we aided and abetted the purported breaches of certain alleged duties by NHP's directors. All of the complaints request an injunction of the merger. Certain of the complaints also seek damages.

        In the California State Court, the following actions were filed purportedly on behalf of NHP stockholders: on February 28, 2011, a putative class action entitled Palma v. Nationwide Health Properties, Inc., et al.; on March 3, 2011, a putative class action entitled Barker v. Nationwide Health Properties, Inc., et al.; and on March 3, 2011, a putative class action entitled Davis v. Nationwide Health Properties, Inc., et al., which was subsequently amended on March 11, 2011 under the caption Davids v. Nationwide Health Properties, Inc., et al. Each action names NHP and members of the NHP board of directors as defendants. The Barker and Davids actions also name Ventas, Inc. as a defendant, and the Davids action names Needles Acquisition LLC as a defendant. Each complaint alleges, among other things, that NHP's directors breached certain alleged duties by approving the merger agreement between us and NHP because the proposed transaction purportedly fails to maximize stockholder value and provides the directors personal benefits not shared by NHP stockholders, and the Barker and Davids actions allege that we aided and abetted those purported breaches. Along with other relief, the complaints seek an injunction against the closing of the proposed merger. On April 4, 2011, the defendants demurred and moved to stay the Palma, Barker, and Davids actions in favor of the parallel litigation in the Maryland State Court described below. On April 27, 2011, all three actions were consolidated pursuant to a Stipulation and Proposed Order on Consolidation of Related Actions signed by the parties on March 22, 2011. On May 12, 2011, the California State Court granted the defendants' motion to stay.

        In the Maryland State Court, the following actions were filed purportedly on behalf of NHP stockholders: on March 7, 2011, a putative class action entitled Crowley v. Nationwide Health Properties, Inc., et al.; on March 10, 2011, a putative class action entitled Taylor v. Nationwide Health Properties, Inc., et. al.; on March 17, 2011, a putative class action entitled Haughey Family Trust v. Pasquale, et al.; and on March 31, 2011, a putative class action entitled Rappoport v. Pasquale, et al. All four actions name NHP, its directors, Ventas, Inc. and Needles Acquisition LLC as defendants. All four actions allege, among other things, that NHP's directors breached certain alleged duties by approving the merger agreement between us and NHP because the proposed transaction purportedly fails to maximize stockholder value and provides certain directors personal benefits not shared by NHP stockholders and that we aided and abetted those purported breaches. In addition to asserting direct claims on behalf of a putative class of NHP shareholders, the Haughey and Rappoport actions purport to bring derivative claims on behalf of NHP, asserting breaches of certain alleged duties by NHP's directors in connection with their approval of the proposed transaction. All four actions seek to enjoin the proposed merger, and the Taylor action seeks damages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Litigation (Continued)

        On March 30, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order consolidating the Crowley, Taylor and Haughey actions. The Rappoport action was consolidated with the other actions on April 15, 2011.

        On April 1, 2011, pursuant to stipulation of the parties, the Maryland State Court entered an order: (i) certifying a class of NHP shareholders; and (ii) providing for the plaintiffs to file a consolidated amended complaint. The plaintiffs filed a consolidated amended complaint on April 19, 2011, which the defendants moved to dismiss on April 29, 2011. Plaintiffs opposed that motion on May 9, 2011. Plaintiffs moved for expedited discovery on April 19, 2011, and the defendants simultaneously opposed that motion and moved for a protective order staying discovery on April 26, 2011. The Maryland State Court denied plaintiffs' motion for expedited discovery and granted defendants' motion for a protective order on May 3, 2011. On May 6, 2011, plaintiffs moved for reconsideration of the Maryland State Court's grant of the protective order. The Maryland State Court denied the plaintiffs' motion for reconsideration on May 11, 2011. On May 27, 2011, the Maryland State Court entered an order dismissing the consolidated action with prejudice. Plaintiffs moved for reconsideration of that order on June 6, 2011.

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

Litigation Relating to the Cogdell Acquisition

        In the weeks following the announcement of our acquisition of Cogdell on December 27, 2011, purported stockholders of Cogdell filed seven lawsuits against Cogdell and its directors. Each of these lawsuits also named Ventas, Inc. as a defendant, and certain of the lawsuits also named our subsidiaries, TH Merger Corp, Inc. and TH Merger Sub, LLC, as defendants. Plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of North Carolina, Mecklenburg County; and the Circuit Court for Baltimore City, Maryland.

        Each of these actions was brought as a putative class action and alleges that Cogdell's directors breached their fiduciary duties to Cogdell's stockholders by approving the merger agreement with us. The complaints also allege that Ventas, Inc. and, in some cases, Cogdell, TH Merger Corp, Inc. and TH Merger Sub, LLC aided and abetted those purported breaches. All of the complaints request an injunction of the merger, declaratory relief, attorneys' fees and costs, and other unspecified monetary relief.

        We believe that each of these actions is without merit, and the plaintiffs' claims are being vigorously contested.

Proceedings against Tenants, Operators and Managers

        From time to time, Kindred, Brookdale Senior Living, Sunrise, Atria and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 16—Litigation (Continued)

or in the aggregate, materially adversely affect such tenants', operators' or managers' liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

Proceedings Indemnified and Defended by Third Parties

        From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. The tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the conveyed assets and arising prior to our ownership. In some cases, we hold a portion of the purchase price consideration in escrow as collateral for these indemnification obligations. We are presently being defended by certain tenants and other obligated third parties in these types of matters. We cannot provide any assurance that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants' or other obligated third parties' liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation

        From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 16, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, these matters may force us to expend significant financial resources. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management's assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

Note 17—Capital Stock

        On November 15, 2011, we issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011upon maturity.

        On July 1, 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended ("Charter"), to increase the number of authorized

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Capital Stock (Continued)

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

        On May 12, 2011, as partial consideration for the ASLG acquisition, we issued to the sellers in a private placement an aggregate of 24,958,543 shares of our common stock (which shares had a total value of $1.38 billion based on the May 12, 2011 closing price of our common stock of $55.33 per share). On November 2, 2011, we cancelled 83,441 shares issued to the sellers for a working capital adjustment in accordance with the purchase agreement.

        In February 2011, we completed the sale of 5,563,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $300.0 million in aggregate proceeds from the sale, which we used to repay existing mortgage debt and for working capital and other general corporate purposes.

Excess Share Provision

        In order to preserve our ability to maintain REIT status, our Charter provides that if a person acquires beneficial ownership of more than 9% of our outstanding common stock or 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of such limit are deemed to be excess shares. These shares are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the shares and the trustee may exercise all voting power over the shares.

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

        Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Distribution Reinvestment and Stock Purchase Plan

        Under our Distribution Reinvestment and Stock Purchase Plan ("DRIP"), existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also may purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. We currently offer a 1% discount on the purchase price of our common stock to shareholders who reinvest their dividends and/or make optional cash purchases through the DRIP. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Capital Stock (Continued)

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

Accumulated Other Comprehensive Income

	As of December 31,
	2011	2010
	(In thousands)
Foreign currency translation	$21,066	$23,010
Unrealized gain on marketable debt securities	2,103	4,794
Other	(1,107)	(936)

Total accumulated other comprehensive income	$22,062	$26,868

Note 18—Related Party Transactions

        In December 2011, we entered into a joint venture with Pacific Medical Buildings LLC to develop a new MOB to be located on the Sutter Medical Center—Castro Valley campus. Our 82.8% interest in the building will be subject to a ground lease from Sutter Health, and the MOB, when completed, is expected to be 100% leased by Sutter Health pursuant to long-term triple-net leases. Robert D. Reed, Senior Vice President and Chief Financial Officer of Sutter Health, has served as a member of our Board of Directors since March 2008.

        Upon consummation of the ASLG acquisition, we entered into long-term management agreements with Atria to operate the acquired assets. Atria is owned by private equity funds managed by Lazard Real Estate Partners LLC ("LREP"). Effective May 13, 2011, LREP Chief Executive Officer and Managing Principal and Atria Chairman Matthew J. Lustig was appointed to our Board of Directors pursuant to the terms of a Director Appointment Agreement between us and the sellers of the acquired assets. For the period from May 12, 2011 through December 31, 2011, we paid Atria $20.2 million in management fees.

        From time to time, we may engage Cushman & Wakefield, a global commercial real estate firm, to act as a leasing agent or broker with respect to certain of our properties. Cushman & Wakefield President and Chief Executive Officer Glenn J. Rufrano has served as a member of our Board of Directors since June 2010. We believe the fees we pay to Cushman & Wakefield in connection with the provision of these services are customary and represent market rates. Total fees we paid to Cushman & Wakefield during the year ended December 31, 2011 were de minimis.

        Effective upon consummation of the NHP acquisition, Richard I. Gilchrist, a former NHP director, was appointed to our Board of Directors. Mr. Gilchrist currently serves as Senior Advisor to The Irvine Company, and from 2006 until July 2011, he served as President of The Irvine Company's Investment Properties Group, from whom NHP leased its corporate headquarters prior to the acquisition. NHP LLC, the successor to NHP and our wholly owned subsidiary, continues to rent office space in the building owned by The Irvine Company. For the period from July 1, 2011 through December 31, 2011, we paid approximately $280,000 in rent to The Irvine Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18—Related Party Transactions (Continued)

        In connection with the closing of our Lillibridge acquisition, we entered into an Intellectual Property Rights Purchase and Sale Agreement with Todd W. Lillibridge, who became our Executive Vice President, Medical Property Operations. Under the agreement, we acquired Mr. Lillibridge's rights in and to the use of the Lillibridge name and the "LILLIBRIDGE" trademark, as well as certain derivative trademarks, design marks and slogans for an aggregate purchase price of $3.0 million, which was reported in the total purchase price for the acquisition. See "Note 4—Acquisitions of Real Estate Property."

        We lease eight personal care facilities to Tangram Rehabilitation Network, Inc. ("Tangram") pursuant to a master lease agreement that is guaranteed by its parent company, Res-Care, Inc. ("Res-Care"), of which Ronald G. Geary, a member of our Board of Directors, served as Chairman of the Board until December 2010. For each of the years ended December 31, 2010 and 2009, Tangram paid us approximately $1.0 million in base rent.

Note 19—Quarterly Financial Information (Unaudited)

        Summarized unaudited consolidated quarterly information for the years ended December 31, 2011 and 2010 is provided below.

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues(1)	$268,432	$362,630	$562,528	$571,401

Income from continuing operations attributable to common stockholders(1)	$48,218	$18,906	$102,470	$193,216
Discontinued operations(1)	766	770	415	(268)

Net income attributable to common stockholders	$48,984	$19,676	$102,885	$192,948

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.30	$0.11	$0.36	$0.67
Discontinued operations	0.01	0.00	0.00	(0.00)

Net income attributable to common stockholders	$0.31	$0.11	$0.36	$0.67

Diluted:
Income from continuing operations attributable to common stockholders	$0.30	$0.11	$0.35	$0.66
Discontinued operations	0.00	0.00	0.00	(0.00)

Net income attributable to common stockholders	$0.30	$0.11	$0.35	$0.66

Dividends declared per share	$0.575	$0.7014	$0.4486	$0.575

(1)
The amounts presented for the three months ended March 31, 2011, June 30, 2011 and September 30, 2011 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2011 or held for sale as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited) (Continued)

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$270,461	$364,660	$565,957
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(2,029)	(2,030)	(3,429)

Total revenues disclosed in Form 10-K	$268,432	$362,630	$562,528

Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q	$48,984	$19,676	$102,885
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(766)	(770)	(415)

Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$48,218	$18,906	$102,470

Discontinued operations, previously reported in Form 10-Q	$—	$—	$—
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	766	770	415

Discontinued operations disclosed in Form 10-K	$766	$770	$415

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited) (Continued)

	For the Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues(1)	$238,859	$241,291	$262,636	$265,965

Income from continuing operations attributable to common stockholders(1)	$51,169	$51,451	$56,563	$56,141
Discontinued operations(1)	1,450	6,616	1,335	21,442

Net income attributable to common stockholders	$52,619	$58,067	$57,898	$77,583

Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.33	$0.33	$0.36	$0.36
Discontinued operations	0.01	0.04	0.01	0.13

Net income attributable to common stockholders	$0.34	$0.37	$0.37	$0.49

Diluted:
Income from continuing operations attributable to common stockholders	$0.33	$0.33	$0.36	$0.35
Discontinued operations	0.01	0.04	0.01	0.14

Net income attributable to common stockholders	$0.34	$0.37	$0.37	$0.49

Dividends declared per share	$0.535	$0.535	$0.535	$0.535

(1)
The amounts presented for the three months ended March 31, 2010, June 30, 2010, September 30, 2010 and December 31, 2010 differ from the amounts previously reported in our Annual Report on Form 10-K as a result of discontinued operations consisting of properties sold in 2011 or held for sale as of December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited) (Continued)

	For the Three Months Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-K	$240,888	$243,320	$264,665	$267,994
Revenues, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(2,029)	(2,029)	(2,029)	(2,029)

Total revenues disclosed in Form 10-K	$238,859	$241,291	$262,636	$265,965

Income from continuing operations attributable to common stockholders, previously reported in Form 10-K	$51,874	$52,215	$57,356	$56,925
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(705)	(764)	(793)	(784)

Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$51,169	$51,451	$56,563	$56,141

Discontinued operations, previously reported in Form 10-K	$745	$5,852	$542	$20,658
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	705	764	793	784

Discontinued operations disclosed in Form 10-K	$1,450	$6,616	$1,335	$21,442

Note 20—Segment Information

        As of December 31, 2011, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases, which require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in all other consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information (Continued)

        Summary information by reportable business segment is as follows:

        For the year ended December 31, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$652,577	$—	$167,003	$—	$819,580
Resident fees and services	—	873,308	—	—	873,308
Medical office building and other services revenue	2,217	—	34,254	—	36,471
Income from loans and investments	—	—	—	34,415	34,415
Interest and other income	—	—	—	1,217	1,217

Total revenues	$654,794	$873,308	$201,257	$35,632	$1,764,991

Total revenues	$654,794	$873,308	$201,257	$35,632	$1,764,991
Less:
Interest and other income	—	—	—	1,217	1,217
Property-level operating expenses	—	593,977	57,584	—	651,561
Medical office building services costs	—	—	27,082	—	27,082

Segment NOI	654,794	279,331	116,591	34,415	1,085,131
Income (loss) from unconsolidated entities	295	—	(347)	—	(52)

Segment profit	$655,089	$279,331	$116,244	$34,415	1,085,079

Interest and other income					1,217
Interest expense					(236,807)
Depreciation and amortization					(456,590)
General, administrative and professional fees					(74,537)
Loss on extinguishment of debt					(27,604)
Litigation proceeds, net					202,259
Merger-related expenses and deal costs					(153,923)
Other					(8,653)
Income tax benefit					31,137
Discontinued operations					1,683

Net income					$363,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information (Continued)

        For the year ended December 31, 2010:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$461,709	$—	$69,747	$—	$531,456
Resident fees and services	—	446,301	—	—	446,301
Medical office building and other services revenue	—	—	14,098	—	14,098
Income from loans and investments	—	—	—	16,412	16,412
Interest and other income	—	—	—	484	484

Total revenues	$461,709	$446,301	$83,845	$16,896	$1,008,751

Total revenues	$461,709	$446,301	$83,845	$16,896	$1,008,751
Less:
Interest and other income	—	—	—	484	484
Property-level operating expenses	—	291,831	24,122	—	315,953
Medical office building services costs	—	—	9,518	—	9,518

Segment NOI	461,709	154,470	50,205	16,412	682,796
Loss from unconsolidated entities	—	—	(664)	—	(664)

Segment profit	$461,709	$154,470	$49,541	$16,412	682,132

Interest and other income					484
Interest expense					(175,631)
Depreciation and amortization					(203,762)
General, administrative and professional fees					(49,830)
Loss on extinguishment of debt					(9,791)
Merger-related expenses and deal costs					(19,243)
Other					(272)
Income tax expense					(5,201)
Discontinued operations					30,843

Net income					$249,729

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information (Continued)

        For the year ended December 31, 2009:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$452,536	$—	$35,922	$—	$488,458
Resident fees and services	—	421,058	—	—	421,058
Income from loans and investments	—	—	—	13,107	13,107
Interest and other income	—	—	—	842	842

Total revenues	$452,536	$421,058	$35,922	$13,949	$923,465

Total revenues	$452,536	$421,058	$35,922	$13,949	$923,465
Less:
Interest and other income	—	—	—	842	842
Property-level operating expenses	—	290,045	12,768	—	302,813

Segment NOI	452,536	131,013	23,154	13,107	619,810
Income (loss) from unconsolidated entities	—	—	—	—	—

Segment profit	$452,536	$131,013	$23,154	$13,107	619,810

Interest and other income					842
Interest expense					(173,810)
Depreciation and amortization					(197,298)
General, administrative and professional fees					(38,830)
Loss on extinguishment of debt					(6,080)
Merger-related expenses and deal costs					(13,015)
Other					(50)
Income tax benefit					1,719
Discontinued operations					76,072

Net income					$269,360

        Assets by reportable business segment are as follows:

	As of December 31,
	2011		2010
	(In thousands)
Assets:
Triple-net leased properties	$8,704,061	50.4%	$2,474,612	43.0%
Senior living operations	5,758,497	33.3	2,297,041	39.9
MOB operations	2,433,160	14.1	748,945	13.0
All other assets	376,192	2.2	237,423	4.1

Total assets	$17,271,910	100.0%	$5,758,021	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information (Continued)

        Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Capital expenditures:
Triple-net leased properties(1)	$133,761	$12,884	$10,867
Senior living operations	370,455	10,268	11,081
MOB operations(2)	125,453	271,144	105,880

Total capital expenditures	$629,669	$294,296	$127,828

(1)
2009 includes $9.3 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

(2)
2009 includes $55.7 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

        Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

        Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2011	2010	2009
	(In thousands)
Revenues:
United States	$1,672,952	$924,221	$849,737
Canada	92,039	84,530	73,728

Total revenues	$1,764,991	$1,008,751	$923,465

	As of December 31,
	2011	2010
	(In thousands)
Net real estate property:
United States	$15,510,824	$4,857,510
Canada	402,908	422,009

Total net real estate property	$15,913,732	$5,279,519

Note 21—Condensed Consolidating Information

        At the time of initial issuance, we and certain of our direct and indirect wholly owned subsidiaries (the "Wholly Owned Subsidiary Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the Ventas Issuers' 9% senior notes due 2012, 6 1/2% senior notes due 2016 and 6 3/4% senior notes due 2017. Ventas Capital Corporation, one of the Ventas Issuers, was formed in 2002 to facilitate offerings of the senior notes,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

has no assets or operations, and is a direct subsidiary of Ventas Realty, Limited Partnership, the other Ventas Issuer. Our other subsidiaries (the "Non-Guarantor Subsidiaries") did not provide a guarantee and therefore were not obligated with respect to the Ventas Issuers' senior notes. In September 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to the Ventas Issuers' 6 1/2% senior notes due 2016 and 6 3/4% senior notes due 2017 pursuant to the terms of the applicable indentures.

        In connection with the NHP acquisition, our wholly owned subsidiary, NHP LLC, assumed the obligation to pay principal and interest with respect to the 8 1/4% senior notes due 2012, the 6.25% senior notes due 2013, the 6.00% senior notes due 2015, the 6.90% senior notes due 2037 and the 6.59% senior notes due 2038 of NHP. We, the Ventas Issuers and our subsidiaries (other than NHP LLC) are not obligated with respect to NHP LLC's senior notes.

        Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries' outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of payment of principal and interest on the Ventas Issuers' senior notes. Certain of our real estate assets are also subject to mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

        The following summarizes our condensed consolidating information as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010, and 2009:

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$309	$3,629,489	$519,042	$12,082,772	$—	$16,231,612
Cash and cash equivalents	2,335	7,820	—	35,652	—	45,807
Escrow deposits and restricted cash	1,971	27,523	7,513	39,583	—	76,590
Deferred financing costs, net	757	434	19,239	6,239	—	26,669
Investment in and advances to affiliates	8,612,892	—	1,728,635	—	(10,341,527)	—
Other assets	54,415	183,801	47,063	605,953	—	891,232

Total assets	$8,672,679	$3,849,067	$2,321,492	$12,770,199	$(10,341,527)	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$502,215	$2,593,176	$3,333,725	$—	$6,429,116
Intercompany loans	(68,408)	679,634	(655,914)	44,688	—	—
Accrued interest	—	1,431	12,561	23,702	—	37,694
Accounts payable and other liabilities	86,101	184,331	18,162	797,003	—	1,085,597
Deferred income taxes	260,722	—	—	—	—	260,722

Total liabilities	278,415	1,367,611	1,967,985	4,199,118	—	7,813,129
Redeemable OP unitholder interests	—	—	—	102,837	—	102,837
Total equity	8,394,264	2,481,456	353,507	8,468,244	(10,341,527)	9,355,944

Total liabilities and equity	$8,672,679	$3,849,067	$2,321,492	$12,770,199	$(10,341,527)	$17,271,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$937	$3,228,731	$688,158	$1,526,288	$—	$5,444,114
Cash and cash equivalents	1,083	13,440	—	7,289	—	21,812
Escrow deposits and restricted cash	76	19,787	9,169	9,908	—	38,940
Deferred financing costs, net	2,691	1,961	7,961	6,920	—	19,533
Investment in and advances to affiliates	712,545	—	1,728,685	—	(2,441,230)	—
Other assets	75,794	106,211	8,057	43,560	—	233,622

Total assets	$793,126	$3,370,130	$2,442,030	$1,593,965	$(2,441,230)	$5,758,021

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$225,644	$539,564	$1,301,089	$833,747	$—	$2,900,044
Intercompany loans	(144,897)	571,955	(434,454)	7,396	—	—
Accrued interest	(113)	2,704	12,852	3,853	—	19,296
Accounts payable and other liabilities	41,339	102,723	15,712	47,369	—	207,143
Deferred income taxes	241,333	—	—	—	—	241,333

Total liabilities	363,306	1,216,946	895,199	892,365	—	3,367,816
Total equity	429,820	2,153,184	1,546,831	701,600	(2,441,230)	2,390,205

Total liabilities and equity	$793,126	$3,370,130	$2,442,030	$1,593,965	$(2,441,230)	$5,758,021

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,471	$224,683	$284,320	$308,106	$—	$819,580
Resident fees and services	—	355,946	—	517,362	—	873,308
Medical office building and other services revenues	—	34,374	—	2,097	—	36,471
Income from loans and investments	6,305	2,755	8,570	16,785	—	34,415
Equity earnings in affiliates	231,297	1,447	—	—	(232,744)	—
Interest and other income	208	9	57	943	—	1,217

Total revenues	240,281	619,214	292,947	845,293	(232,744)	1,764,991
Expenses:
Interest	(1,897)	59,642	74,157	104,905	—	236,807
Depreciation and amortization	1,715	129,588	35,441	289,846	—	456,590
Property-level operating expenses	—	271,605	510	379,446	—	651,561
Medical office building services costs	—	27,082	—	—	—	27,082
General, administrative and professional fees	(5,328)	38,115	29,336	12,414	—	74,537
Loss on extinguishment of debt	2,071	16,764	8,769	—	—	27,604
Litigation proceeds, net	(202,259)	—	—	—	—	(202,259)
Merger-related expenses and deal costs	111,845	3,779	—	38,299	—	153,923
Other	778	5,010	—	2,865	—	8,653

Total expenses	(93,075)	551,585	148,213	827,775	—	1,434,498

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	333,356	67,629	144,734	17,518	(232,744)	330,493
Loss from unconsolidated entities	—	—	(52)	—	—	(52)
Income tax benefit	31,137	—	—	—	—	31,137

Income from continuing operations	364,493	67,629	144,682	17,518	(232,744)	361,578
Discontinued operations	—	—	—	1,683	—	1,683
Net income	364,493	67,629	144,682	19,201	(232,744)	363,261
Net loss attributable to noncontrolling interest	—	—	—	(1,232)	—	(1,232)

Net income attributable to common stockholders	$364,493	$67,629	$144,682	$20,433	$(232,744)	$364,493

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non-Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,409	$196,676	$272,366	$60,005	$—	$531,456
Resident fees and services	—	257,659	—	188,642	—	446,301
Medical office building and other services revenues	—	14,570	—	(472)	—	14,098
Income from loans and investments	5,666	2,957	7,789	—	—	16,412
Equity earnings in affiliates	258,442	1,914	—	—	(260,356)	—
Interest and other income	332	60	83	9	—	484

Total revenues	266,849	473,836	280,238	248,184	(260,356)	1,008,751
Expenses:
Interest	1,758	74,937	50,403	48,533	—	175,631
Depreciation and amortization	1,636	111,456	35,851	54,819	—	203,762
Property-level operating expenses	—	177,733	519	137,701	—	315,953
Medical office building services costs	—	9,517	—	1	—	9,518
General, administrative and professional fees	(2,549)	25,306	21,618	5,455	—	49,830
Loss on extinguishment of debt	—	798	8,993	—	—	9,791
Merger-related expenses and deal costs	14,291	4,710	—	242	—	19,243
Other	219	52	—	1	—	272

Total expenses	15,355	404,509	117,384	246,752	—	784,000

Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	251,494	69,327	162,854	1,432	(260,356)	224,751
Loss from unconsolidated entities	—	—	(664)	—	—	(664)
Income tax expense	(5,201)	—	—	—	—	(5,201)

Income from continuing operations	246,293	69,327	162,190	1,432	(260,356)	218,886
Discontinued operations	(126)	216	29,207	1,546	—	30,843

Net income	246,167	69,543	191,397	2,978	(260,356)	249,729
Net income attributable to noncontrolling interest, net of tax	—	—	—	3,562	—	3,562

Net income (loss) attributable to common stockholders	$246,167	$69,543	$191,397	$(584)	$(260,356)	$246,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,351	$147,737	$276,008	$62,362	$—	$488,458
Resident fees and services	—	161,380	—	259,678	—	421,058
Income from loans and investments	—	3	13,104	—	—	13,107
Equity earnings in affiliates	264,163	2,309	—	—	(266,472)	—
Interest and other income	1	18	800	23	—	842

Total revenues	266,515	311,447	289,912	322,063	(266,472)	923,465
Expenses:
Interest	4,318	21,975	88,988	58,529	—	173,810
Depreciation and amortization	651	89,156	40,398	67,093	—	197,298
Property-level operating expenses	—	118,625	456	183,732	—	302,813
General, administrative and professional fees	109	14,709	18,934	5,078	—	38,830
Loss on extinguishment of debt	—	—	6,012	68	—	6,080
Merger-related expenses and deal costs	—	11,682	1,333	—	—	13,015
Other	(3,339)	39,140	(35,107)	(644)	—	50

Total expenses	1,739	295,287	121,014	313,856	—	731,896

Income before income taxes, discontinued operations and noncontrolling interest	264,776	16,160	168,898	8,207	(266,472)	191,569
Income tax benefit	1,719	—	—	—	—	1,719

Income from continuing operations	266,495	16,160	168,898	8,207	(266,472)	193,288
Discontinued operations	—	1,273	61,981	12,818	—	76,072

Net income	266,495	17,433	230,879	21,025	(266,472)	269,360
Net (loss) income attributable to noncontrolling interest, net of tax	—	(431)	—	3,296	—	2,865

Net income attributable to common stockholders	$266,495	$17,864	$230,879	$17,729	$(266,472)	$266,495

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$124,784	$147,052	$199,431	$301,930	$—	$773,197
Net cash (used in) provided by investing activities	(618,663)	105,279	(500,879)	16,824	—	(997,439)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	132,452	405,000	—	—	537,452
Proceeds from debt	(230,000)	—	1,069,374	504,266	—	1,343,640
Repayment of debt	—	(216,293)	(206,500)	(966,169)	—	(1,388,962)
Net change in intercompany debt	1,363,963	(62,196)	(1,559,518)	257,751	—	—
Payment of deferred financing costs	—	—	(19,661)	(379)	—	(20,040)
Issuance of common stock, net	299,847	—	—	—	—	299,847
Cash distribution (to) from affiliates	(417,763)	(111,914)	612,798	(83,121)	—	—
Cash distribution to common stockholders	(521,046)	—	—	—	—	(521,046)
Cash distribution to redeemable OP unitholders	(2,359)	—	—	—	—	(2,359)
Purchases of redeemable OP units	—	—	—	(185)	—	(185)
Contributions from noncontrolling interest	—	—	—	2	—	2
Distributions to noncontrolling interest	—	—	—	(2,556)	—	(2,556)
Other	2,489	—	—	—	—	2,489

Net cash provided by (used in) financing activities	495,131	(257,951)	301,493	(290,391)	—	248,282

Net increase (decrease) in cash and cash equivalents	1,252	(5,620)	45	28,363	—	24,040
Effect of foreign currency translation on cash and cash equivalents	—	—	(45)	—	—	(45)
Cash and cash equivalents at beginning of period	1,083	13,440	—	7,289	—	21,812

Cash and cash equivalents at end of period	$2,335	$7,820	$—	$35,652	$—	$45,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$14,092	$217,820	$213,295	$2,415	$—	$447,622
Net cash used in investing activities	—	(32,175)	(266,609)	(3,136)	—	(301,920)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(11,436)	40,000	—	—	28,564
Proceeds from debt	—	—	595,712	1,670	—	597,382
Repayment of debt	—	(262,370)	(244,710)	(17,680)	—	(524,760)
Net change in intercompany debt	(95,762)	128,791	(26,250)	(6,779)	—	—
Payment of deferred financing costs	—	(47)	(2,647)	—	—	(2,694)
Cash distribution from (to) affiliates	405,433	(34,933)	(391,842)	21,342	—	—
Cash distribution to common stockholders	(336,085)	—	—	—	—	(336,085)
Contributions from noncontrolling interest	—	—	—	818	—	818
Distributions to noncontrolling interest	—	—	—	(8,082)	—	(8,082)
Other	13,405	—	—	—	—	13,405

Net cash used in financing activities	(13,009)	(179,995)	(29,737)	(8,711)	—	(231,452)

Net increase (decrease) in cash and cash equivalents	1,083	5,650	(83,051)	(9,432)	—	(85,750)
Effect of foreign currency translation on cash and cash equivalents	—	—	165	—	—	165
Cash and cash equivalents at beginning of period	—	7,790	82,886	16,721	—	107,397

Cash and cash equivalents at end of period	$1,083	$13,440	$—	$7,289	$—	$21,812

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 21—Condensed Consolidating Information (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2009

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$1,385	$125,216	$220,936	$74,564	$—	$422,101
Net cash provided by (used in) investing activities	—	570	11,447	(13,763)	—	(1,746)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(42,633)	(250,240)	—	—	(292,873)
Proceeds from debt	—	276	166,000	199,406	—	365,682
Repayment of debt	—	(36,703)	(433,528)	(54,942)	—	(525,173)
Net change in intercompany debt	(44,623)	(22,143)	105,402	(38,636)	—	—
Payment of deferred financing costs	—	(1,172)	(11,034)	(4,449)	—	(16,655)
Issuance of common stock, net	299,201	—	—	—	—	299,201
Cash distribution from (to) affiliates	55,741	(29,603)	128,575	(154,713)	—	—
Cash distribution to common stockholders	(314,399)	—	—	—	—	(314,399)
Contributions from noncontrolling interest	—	—	—	1,211	—	1,211
Distributions to noncontrolling interest	—	(379)	—	(9,490)	—	(9,869)
Other	2,695	—	—	—	—	2,695

Net cash used in financing activities	(1,385)	(132,357)	(294,825)	(61,613)	—	(490,180)

Net decrease in cash and cash equivalents	—	(6,571)	(62,442)	(812)	—	(69,825)
Effect of foreign currency translation on cash and cash equivalents	—	—	410	—	—	410
Cash and cash equivalents at beginning of period	—	14,361	144,918	17,533	—	176,812

Cash and cash equivalents at end of period	$—	$7,790	$82,886	$16,721	$—	$107,397

VENTAS, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(Dollars in Thousands)

	For the Years Ended December 31,
	2011	2010	2009
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$6,600,886	$6,292,621	$6,160,630
Additions during period:
Acquisitions	10,491,275	315,538	108,376
Capital expenditures	102,918	21,038	13,798
Dispositions:
Sales and/or transfers to assets held for sale	(157,764)	(46,083)	(34,525)
Foreign currency translation	(7,911)	17,772	44,342

Balance at end of period	$17,029,404	$6,600,886	$6,292,621

Accumulated depreciation:
Balance at beginning of period	$1,368,219	$1,177,911	$987,691
Additions during period:
Depreciation expense	380,734	197,256	198,789
Dispositions:
Sales and/or transfers to assets held for sale	(16,536)	(8,259)	(11,469)
Foreign currency translation	(2,441)	1,311	2,900

Balance at end of period	$1,729,976	$1,368,219	$1,177,911

VENTAS, INC.

SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2011
(Dollars in Thousands)

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	KINDRED SKILLED NURSING FACILITIES
0791	Whitesburg Gardens Health Care Center	Huntsville	AL	$—	$534	$4,216	$—	$534	$4,216	$4,750	$3,491	$1,259	1968	1991	25 years
0824	Specialty Healthcare & Rehabilitation Center of Mobile	Mobile	AL	—	5	2,981	—	5	2,981	2,986	2,042	944	1967	1992	29 years
0853	Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	—	364	4,179	—	364	4,179	4,543	2,842	1,701	1983	1984	45 years
0743	Desert Life Rehabilitation and Care Center	Tucson	AZ	—	611	5,117	—	611	5,117	5,728	4,117	1,611	1979	1982	37 years
0851	Villa Campana Health Care Center	Tucson	AZ	—	533	2,201	—	533	2,201	2,734	1,258	1,476	1983	1993	35 years
0738	Bay View Nursing and Rehabilitation Center	Alameda	CA	—	1,462	5,981	—	1,462	5,981	7,443	4,140	3,303	1967	1993	45 years
0167	Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	1,947	2,238	1989	1989	45 years
0150	The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	5,100	4,333	1967	1993	28 years
0335	Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	447	1,010	1962	1996	20 years
0148	Village Square Nursing and Rehabilitation Center	San Marcos	CA	—	766	3,507	—	766	3,507	4,273	1,585	2,688	1989	1993	42 years
0350	Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	1,837	2,084	1988	1988	29 years
0745	Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,530	995	1962	1995	30 years
0873	Brighton Care Center	Brighton	CO	—	282	3,377	—	282	3,377	3,659	2,276	1,383	1969	1992	30 years
0744	Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	—	241	2,180	2,421	1,514	907	1960	1995	30 years
0859	Malley Healthcare and Rehabilitation Center	Northglenn	CO	—	501	8,294	—	501	8,294	8,795	5,300	3,495	1971	1993	29 years
0568	Parkway Pavilion Healthcare	Enfield	CT	—	337	3,607	—	337	3,607	3,944	2,663	1,281	1968	1994	28 years
0562	Andrew House Healthcare	New Britain	CT	—	247	1,963	—	247	1,963	2,210	1,252	958	1967	1992	29 years
0563	The Crossings West Campus	New London	CT	—	202	2,363	—	202	2,363	2,565	1,612	953	1969	1994	28 years
0567	The Crossings East Campus	New London	CT	—	401	2,776	—	401	2,776	3,177	2,056	1,121	1968	1992	29 years
0566	Windsor Rehabilitation and Healthcare Center	Windsor	CT	—	368	2,520	—	368	2,520	2,888	1,853	1,035	1965	1994	30 years
1228	Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	5,305	1,916	1989	1995	20 years
0645	Specialty Care of Marietta	Marietta	GA	—	241	2,782	—	241	2,782	3,023	1,930	1,093	1968	1993	28.5 years
0155	Savannah Rehabilitation & Nursing Center	Savannah	GA	—	213	2,772	—	213	2,772	2,985	1,846	1,139	1968	1993	28.5 years
0660	Savannah Specialty Care Center	Savannah	GA	—	157	2,219	—	157	2,219	2,376	1,735	641	1972	1991	26 years
0216	Boise Health and Rehabilitation Center	Boise	ID	—	256	3,593	—	256	3,593	3,849	1,360	2,489	1977	1998	45 years
0218	Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	859	1,503	1974	1998	45 years
0409	Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,280	68	1971	1984	25 years
0221	Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,130	985	1964	1984	29 years
0225	Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,198	634	1955	1990	25 years
0222	Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,662	400	1950	1983	25 years
0223	Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,821	96	1963	1983	25 years
0269	Meadowvale Health and Rehabilitation Center	Bluffton	IN	—	7	787	—	7	787	794	553	241	1962	1995	22 years
0290	Bremen Health Care Center	Bremen	IN	—	109	3,354	—	109	3,354	3,463	1,932	1,531	1982	1996	45 years
0694	Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	2,929	2,305	1985	1995	35 years
0780	Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	5,571	1,591	1966	1991	25 years
0131	Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	1,886	4,307	1998	1998	45 years
0209	Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	1,991	761	1985	1993	25 years
0213	Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	3,677	1,440	1988	1993	25 years
0294	Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	3,727	3,154	1962	1995	35 years
0407	Parkwood Health Care Center	Lebanon	IN	—	121	4,512	—	121	4,512	4,633	3,314	1,319	1977	1993	25 years
0406	Muncie Health & Rehabilitation Center	Muncie	IN	—	108	4,202	—	108	4,202	4,310	3,067	1,243	1980	1993	25 years
0111	Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,423	552	1984	1993	25 years
0112	Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	—	418	5,779	—	418	5,779	6,197	2,266	3,931	1995	1995	45 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
0113	Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	—	90	2,868	2,958	2,127	831	1988	1993	25 years
0277	Rosewood Health Care Center	Bowling Green	KY	—	248	5,371	—	248	5,371	5,619	3,837	1,782	1970	1990	30 years
0281	Riverside Manor Healthcare Center	Calhoun	KY	—	103	2,119	—	103	2,119	2,222	1,533	689	1963	1990	30 years
0278	Oakview Nursing and Rehabilitation Center	Calvert City	KY	—	124	2,882	—	124	2,882	3,006	2,059	947	1967	1990	30 years
0782	Danville Centre for Health and Rehabilitation	Danville	KY	—	322	3,538	—	322	3,538	3,860	2,173	1,687	1962	1995	30 years
0787	Woodland Terrace Health Care Facility	Elizabethtown	KY	—	216	1,795	—	216	1,795	2,011	1,889	122	1969	1982	26 years
0282	Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,297	949	1968	1990	30 years
0864	Harrodsburg Health Care Center	Harrodsburg	KY	—	137	1,830	—	137	1,830	1,967	1,477	490	1974	1985	35 years
0784	Northfield Centre for Health and Rehabilitation	Louisville	KY	—	285	1,555	—	285	1,555	1,840	1,212	628	1969	1985	30 years
0785	Hillcrest Health Care Center	Owensboro	KY	—	544	2,619	—	544	2,619	3,163	2,678	485	1963	1982	22 years
0280	Fountain Circle Health and Rehabilitation	Winchester	KY	—	137	6,120	—	137	6,120	6,257	4,328	1,929	1967	1990	30 years
0582	Colony House Nursing and Rehabilitation Center	Abington	MA	—	132	999	—	132	999	1,131	1,072	59	1965	1969	40 years
0581	Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	—	129	4,290	—	129	4,290	4,419	3,144	1,275	1965	1968	40 years
0506	Presentation Nursing & Rehabilitation Center	Brighton	MA	—	184	1,220	—	184	1,220	1,404	1,241	163	1968	1982	28 years
0588	Walden Rehabilitation and Nursing Center	Concord	MA	—	181	1,347	—	181	1,347	1,528	1,371	157	1969	1968	40 years
0514	Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	—	529	1,238	—	529	1,238	1,767	1,514	253	1968	1982	27 years
0508	Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	—	127	1,109	—	127	1,109	1,236	1,108	128	1968	1982	29 years
0532	Hillcrest Nursing and Rehabilitation Center	Fitchburg	MA	—	175	1,461	—	175	1,461	1,636	1,467	169	1957	1984	25 years
0584	Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	—	156	757	—	156	757	913	795	118	1967	1969	40 years
0518	Timberlyn Heights Nursing and Rehabilitation Center	Great Barrington	MA	—	120	1,305	—	120	1,305	1,425	1,248	177	1968	1982	29 years
0585	Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	—	60	1,142	—	60	1,142	1,202	1,136	66	1967	1969	40 years
0327	Laurel Ridge Rehabilitation and Nursing Center	Jamaica Plain	MA	—	194	1,617	—	194	1,617	1,811	1,268	543	1968	1989	30 years
0587	River Terrace Healthcare	Lancaster	MA	—	268	957	—	268	957	1,225	1,103	122	1969	1969	40 years
0529	Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	—	222	2,431	—	222	2,431	2,653	1,988	665	1973	1984	34.5 years
0526	The Eliot Healthcare Center	Natick	MA	—	249	1,328	—	249	1,328	1,577	1,291	286	1996	1982	31 years
0513	Hallmark Nursing and Rehabilitation Center	New Bedford	MA	—	202	2,694	—	202	2,694	2,896	2,348	548	1968	1982	26 years
0503	Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	—	126	1,708	—	126	1,708	1,834	1,518	316	1806	1982	27 years
0507	Country Rehabilitation and Nursing Center	Newburyport	MA	—	199	3,004	—	199	3,004	3,203	2,618	585	1968	1982	27 years
0537	Quincy Rehabilitation and Nursing Center	Quincy	MA	—	216	2,911	—	216	2,911	3,127	2,679	448	1965	1984	24 years
0542	Den-Mar Rehabilitation and Nursing Center	Rockport	MA	—	23	1,560	—	23	1,560	1,583	1,403	180	1963	1985	30 years
0516	Hammersmith House Nursing Care Center	Saugus	MA	—	112	1,919	—	112	1,919	2,031	1,652	379	1965	1982	28 years
0573	Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	3,566	3,626	1985	1987	50 years
0501	Blue Hills Alzheimer's Care Center	Stoughton	MA	—	511	1,026	—	511	1,026	1,537	1,361	176	1965	1982	28 years
0534	Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	—	415	2,675	—	415	2,675	3,090	2,375	715	1969	1984	27 years
0198	Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,085	2,363	1991	1991	45 years
0517	Oakwood Rehabilitation and Nursing Center	Webster	MA	—	102	1,154	—	102	1,154	1,256	1,121	135	1967	1982	31 years
0539	Newton and Wellesley Alzheimer Center	Wellesley	MA	—	297	3,250	—	297	3,250	3,547	2,641	906	1971	1984	30 years
0544	Augusta Rehabilitation Center	Augusta	ME	—	152	1,074	—	152	1,074	1,226	974	252	1968	1985	30 years
0545	Eastside Rehabilitation and Living Center	Bangor	ME	—	316	1,349	—	316	1,349	1,665	1,164	501	1967	1985	30 years
0554	Westgate Manor	Bangor	ME	—	287	2,718	—	287	2,718	3,005	2,281	724	1969	1985	31 years
0546	Winship Green Nursing Center	Bath	ME	—	110	1,455	—	110	1,455	1,565	1,156	409	1974	1985	35 years
0547	Brewer Rehabilitation and Living Center	Brewer	ME	—	228	2,737	—	228	2,737	2,965	2,055	910	1974	1985	33 years
0549	Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	—	99	1,898	—	99	1,898	1,997	1,387	610	1977	1985	35 years
0550	Norway Rehabilitation & Living Center	Norway	ME	—	133	1,658	—	133	1,658	1,791	1,212	579	1972	1985	39 years
0555	Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	—	181	2,789	—	181	2,789	2,970	2,112	858	1945	1985	45 years
0433	Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	1,735	1,050	1965	1993	29 years
0416	Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	4,213	2,698	1963	1993	28 years
0806	Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	—	347	3,029	—	347	3,029	3,376	2,104	1,272	1984	1993	28 years
0116	Pettigrew Rehabilitation and Healthcare Center	Durham	NC	—	101	2,889	—	101	2,889	2,990	2,030	960	1969	1993	28 years
0146	Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	2,764	963	1972	1991	26 years
0726	Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
0724	Rehabilitation and Health Center of Gastonia	Gastonia	NC	—	158	2,359	—	158	2,359	2,517	1,652	865	1968	1992	29 years
0706	Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,347	856	1957	1993	29 years
0711	Kinston Rehabilitation and Healthcare Center	Kinston	NC	—	186	3,038	—	186	3,038	3,224	1,963	1,261	1961	1993	29 years
0307	Lincoln Nursing Center	Lincolnton	NC	—	39	3,309	—	39	3,309	3,348	2,439	909	1976	1986	35 years
0707	Rehabilitation and Nursing Center of Monroe	Monroe	NC	—	185	2,654	—	185	2,654	2,839	1,893	946	1963	1993	28 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
0137	Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	—	187	3,409	—	187	3,409	3,596	2,797	799	1971	1991	25 years
0143	Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	—	316	5,470	—	316	5,470	5,786	4,449	1,337	1969	1991	25 years
0704	Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	—	339	4,132	—	339	4,132	4,471	3,292	1,179	1967	1991	25 years
0723	Guardian Care of Rocky Mount	Rocky Mount	NC	—	240	1,732	—	240	1,732	1,972	1,394	578	1975	1997	25 years
0188	Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	—	233	3,710	—	233	3,710	3,943	2,653	1,290	1966	1993	28.5 years
0191	Silas Creek Manor	Winston-Salem	NC	—	211	1,893	—	211	1,893	2,104	1,289	815	1966	1993	28.5 years
0713	Guardian Care of Zebulon	Zebulon	NC	—	179	1,933	—	179	1,933	2,112	1,306	806	1973	1993	29 years
0591	Dover Rehabilitation and Living Center	Dover	NH	—	355	3,797	—	355	3,797	4,152	3,375	777	1969	1990	25 years
0593	Hanover Terrace Healthcare	Hanover	NH	—	326	1,825	—	326	1,825	2,151	1,214	937	1969	1993	29 years
0592	Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	4,906	1,881	1963	1990	25 years
0640	Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	—	454	1,018	—	454	1,018	1,472	575	897	1940	1992	30 years
0641	Torrey Pines Care Center	Las Vegas	NV	—	256	1,324	—	256	1,324	1,580	959	621	1971	1992	29 years
0634	Cambridge Health & Rehabilitation Center	Cambridge	OH	—	108	2,642	—	108	2,642	2,750	1,986	764	1975	1993	25 years
0572	Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	—	454	7,149	—	454	7,149	7,603	5,355	2,248	1974	1993	28 years
0569	Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	—	128	3,481	—	128	3,481	3,609	2,727	882	1976	1985	34 years
0560	Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	—	190	4,712	—	190	4,712	4,902	2,497	2,405	1986	1992	38 years
0577	Minerva Park Nursing and Rehabilitation Center	Columbus	OH	—	210	3,684	—	210	3,684	3,894	1,434	2,460	1973	1997	45 years
0635	Coshocton Health & Rehabilitation Center	Coshocton	OH	—	203	1,979	—	203	1,979	2,182	1,475	707	1974	1993	25 years
0868	Lebanon Country Manor	Lebanon	OH	—	105	3,617	—	105	3,617	3,722	2,263	1,459	1984	1986	43 years
0571	Logan Health Care Center	Logan	OH	—	169	3,750	—	169	3,750	3,919	2,577	1,342	1979	1991	30 years
0570	Pickerington Nursing & Rehabilitation Center	Pickerington	OH	—	312	4,382	—	312	4,382	4,694	2,351	2,343	1984	1992	37 years
0453	Medford Rehabilitation and Healthcare Center	Medford	OR	—	362	4,610	—	362	4,610	4,972	3,151	1,821	1961	1991	34 years
0452	Sunnyside Care Center	Salem	OR	—	1,512	2,249	—	1,512	2,249	3,761	1,386	2,375	1981	1991	30 years
1237	Wyomissing Nursing and Rehabilitation Center	Reading	PA	—	61	5,095	—	61	5,095	5,156	2,004	3,152	1966	1993	45 years
1224	Chestnut Terrace Nursing and Rehabilitation Center	E. Providence	RI	—	174	2,643	—	174	2,643	2,817	1,061	1,756	1962	1990	45 years
1231	Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	—	91	6,724	—	91	6,724	6,815	2,680	4,135	1966	1990	45 years
0884	Masters Health Care Center	Algood	TN	—	524	4,370	—	524	4,370	4,894	2,996	1,898	1981	1987	38 years
0132	Madison Healthcare and Rehabilitation Center	Madison	TN	—	168	1,445	—	168	1,445	1,613	1,010	603	1968	1992	29 years
0822	Primacy Healthcare and Rehabilitation Center	Memphis	TN	—	1,222	8,344	—	1,222	8,344	9,566	5,005	4,561	1980	1990	37 years
0140	Wasatch Care Center	Ogden	UT	—	373	597	—	373	597	970	591	379	1964	1990	25 years
0247	St. George Care and Rehabilitation Center	Saint George	UT	—	419	4,465	—	419	4,465	4,884	2,781	2,103	1976	1993	29 years
0655	Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	—	201	2,322	—	201	2,322	2,523	1,617	906	1962	1992	29 years
0230	Crosslands Rehabilitation & Healthcare Center	Sandy	UT	—	334	4,300	—	334	4,300	4,634	2,211	2,423	1987	1992	40 years
0826	Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	—	427	4,441	—	427	4,441	4,868	3,040	1,828	1969	1993	28 years
0825	Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	4,479	3,045	1963	1991	32 years
0829	River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	3,703	1,507	1953	1991	25 years
0842	Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	1,898	1,413	1971	1993	29 years
0559	Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	3,936	735	1965	1990	27 years
0158	Bellingham Health Care and Rehabilitation Services	Bellingham	WA	—	441	3,824	—	441	3,824	4,265	2,583	1,682	1972	1993	28.5 years
0168	Lakewood Healthcare Center	Lakewood	WA	—	504	3,511	—	504	3,511	4,015	1,959	2,056	1989	1989	45 years
0127	Northwest Continuum Care Center	Longview	WA	—	145	2,563	—	145	2,563	2,708	1,761	947	1955	1992	29 years
0165	Rainier Vista Care Center	Puyallup	WA	—	520	4,780	—	520	4,780	5,300	2,429	2,871	1986	1991	40 years
0114	Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	2,693	2,431	1950	1993	28.5 years
0462	Queen Anne Healthcare	Seattle	WA	—	570	2,750	—	570	2,750	3,320	1,928	1,392	1970	1993	29 years
0180	Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,051	1,362	1970	1993	28 years
0765	Eastview Medical and Rehabilitation Center	Antigo	WI	—	200	4,047	—	200	4,047	4,247	3,223	1,024	1962	1991	28 years
0767	Colony Oaks Care Center	Appleton	WI	—	353	3,571	—	353	3,571	3,924	2,640	1,284	1967	1993	29 years
0773	Mount Carmel Medical and Rehabilitation Center	Burlington	WI	—	274	7,205	—	274	7,205	7,479	4,430	3,049	1971	1991	30 years
0289	San Luis Medical and Rehabilitation Center	Green Bay	WI	—	259	5,299	—	259	5,299	5,558	4,152	1,406	1968	1996	25 years
0775	Sheridan Medical Complex	Kenosha	WI	—	282	4,910	—	282	4,910	5,192	3,953	1,239	1964	1991	25 years
0776	Woodstock Health and Rehabilitation Center	Kenosha	WI	—	562	7,424	—	562	7,424	7,986	6,183	1,803	1970	1991	25 years
0769	North Ridge Medical and Rehabilitation Center	Manitowoc	WI	—	206	3,785	—	206	3,785	3,991	2,665	1,326	1964	1992	29 years
0774	Mt. Carmel Health & Rehabilitation Center	Milwaukee	WI	—	2,678	25,867	—	2,678	25,867	28,545	19,391	9,154	1958	1991	30 years
0770	Vallhaven Care Center	Neenah	WI	—	337	5,125	—	337	5,125	5,462	3,620	1,842	1966	1993	28 years
0771	Kennedy Park Medical & Rehabilitation Center	Schofield	WI	—	301	3,596	—	301	3,596	3,897	3,594	303	1966	1982	29 years
0766	Colonial Manor Medical and Rehabilitation Center	Wausau	WI	—	169	3,370	—	169	3,370	3,539	2,120	1,419	1964	1995	30 years
0441	Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	—	342	3,468	—	342	3,468	3,810	2,260	1,550	1964	1992	29 years
0481	South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	—	151	1,738	—	151	1,738	1,889	1,157	732	1955	1993	29 years
0482	Wind River Healthcare and Rehabilitation Center	Riverton	WY	—	179	1,559	—	179	1,559	1,738	1,024	714	1967	1992	29 years
0483	Sage View Care Center	Rock Springs	WY	—	287	2,392	—	287	2,392	2,679	1,614	1,065	1964	1993	30 years

	TOTAL KINDRED SKILLED NURSING FACILITIES			—	50,734	544,311	(380)	50,354	544,311	594,665	383,013	211,652

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	NON-KINDRED SKILLED NURSING FACILITIES
7562	Saline Nursing Center	Benton	AR	—	650	13,540	—	650	13,540	14,190	225	14,141	1992	2011	35 years
7565	Regional Nursing Center	Bryant	AR	—	480	12,455	—	480	12,455	12,935	209	12,886	1989	2011	35 years
3786	Beverly Health Care Golflinks	Hot Springs	AR	—	500	11,311	—	500	11,311	11,811	198	11,765	1978	2011	35 years
7566	Lakewood Rehab Center	Lake Village	AR	—	560	8,594	—	560	8,594	9,154	152	9,115	1998	2011	35 years
7560	Countrywood Estates	Monticello	AR	—	260	9,542	—	260	9,542	9,802	155	9,767	1995	2011	35 years
7561	Riverview Manor	Morrilton	AR	—	240	9,476	—	240	9,476	9,716	159	9,677	1988	2011	35 years
7564	Brookridge Life Care & Rehab	Morrilton	AR	—	410	11,069	—	410	11,069	11,479	189	11,432	1996	2011	35 years
7563	Wynwood Nursing Center	Wynne	AR	—	290	10,763	—	290	10,763	11,053	179	11,011	1990	2011	35 years
3765	Chowchilla Convalescent Center	Chowchilla	CA	—	1,780	5,097	—	1,780	5,097	6,877	91	6,874	1965	2011	35 years
7140	Driftwood Gilroy	Gilroy	CA	—	3,330	13,665	—	3,330	13,665	16,995	234	16,969	1968	2011	35 years
7390	Orange Hills Convalescent Hospital	Orange	CA	—	960	20,968	—	960	20,968	21,928	338	21,845	1987	2011	35 years
7541	Park Place Health Center	Hartford	CT	—	1,370	2,908	—	1,370	2,908	4,278	88	4,901	1969	2011	35 years
7542	Spectrum Healthcare Torrington	Torrington	CT	—	1,770	2,716	—	1,770	2,716	4,486	71	4,475	1969	2011	35 years
7540	Laurel Hills/Highland Acres	Winsted	CT	—	660	1,914	—	660	1,914	2,574	50	2,566	1960	2011	35 years
3779	Beverly Health—Ft. Pierce	Ft. Pierce	FL	—	840	16,318	—	840	16,318	17,158	277	17,102	1960	2011	35 years
7551	Willowwood Health & Rehab Center	Flowery Branch	GA	—	1,130	9,219	—	1,130	9,219	10,349	157	10,316	1970	2011	35 years
2437	Westbury	Lisle	IL	—	730	9,270	—	730	9,270	10,000	1,090	8,910	1990	2009	35 years
1568	Rolling Hills	Anderson	IN	—	1,600	6,710	—	1,600	6,710	8,310	123	8,293	1967	2011	35 years
1554	Chalet Village	Berne	IN	—	590	1,654	—	590	1,654	2,244	46	2,383	1986	2011	35 years
1565	Vermillion Convalescent Center	Clinton	IN	—	700	11,057	—	700	11,057	11,757	190	11,716	1971	2011	35 years
1560	Willow Crossing	Columbus	IN	—	880	4,963	—	880	4,963	5,843	96	5,821	1988	2011	35 years
1555	Willowbend Nursing Center	East Muncie	IN	—	1,080	4,026	—	1,080	4,026	5,106	75	5,348	1976	2011	35 years
1567	Greenhill Manor	Fowler	IN	—	380	7,659	—	380	7,659	8,039	128	8,013	1973	2011	35 years
1556	Twin City Healthcare	Gas City	IN	—	350	3,012	—	350	3,012	3,362	62	5,501	1974	2011	35 years
1566	Hanover	Hanover	IN	—	1,070	3,903	—	1,070	3,903	4,973	92	4,944	1975	2011	35 years
1561	AmeriCare of Hartford City	Hartford City	IN	—	470	1,855	—	470	1,855	2,325	48	2,407	1988	2011	35 years
1562	Oakbrook Village	Huntington	IN	—	600	1,950	—	600	1,950	2,550	43	3,560	1987	2011	35 years
1552	Lakeview Manor	Indianapolis	IN	—	2,780	7,927	—	2,780	7,927	10,707	161	10,682	1968	2011	35 years
1569	Wintersong	Knox	IN	—	420	2,019	—	420	2,019	2,439	42	2,944	1984	2011	35 years
1571	Magnolia Woodland	Lawrenceburg	IN	—	340	3,757	—	340	3,757	4,097	82	4,291	1966	2011	35 years
1570	Monticello	Monticello	IN	—	460	8,461	—	460	8,461	8,921	143	8,891	1988	2011	35 years
3767	Petersburg Health Care Center	Petersburg	IN	—	310	8,443	—	310	8,443	8,753	146	8,720	1970	2011	35 years
1563	AmeriCare of Portland	Portland	IN	—	400	9,597	—	400	9,597	9,997	166	9,958	1964	2011	35 years
3766	Oakridge Convalescent Center	Richmond	IN	—	640	11,128	—	640	11,128	11,768	194	11,725	1975	2011	35 years
1557	Liberty Village	St. Muncie	IN	—	1,520	7,542	—	1,520	7,542	9,062	133	9,069	2001	2011	35 years
1553	Westridge Healthcare Center	Terre Haute	IN	—	690	5,384	—	690	5,384	6,074	96	6,055	1965	2011	35 years
1572	Magnolia Washington	Washington	IN	—	220	10,054	—	220	10,054	10,274	177	13,245	1968	2011	35 years
1558	Americare of Winchester	Winchester	IN	—	730	6,039	—	730	6,039	6,769	103	6,752	1986	2011	35 years
7343	Belleville Health Care Center	Belleville	KS	—	590	4,170	—	590	4,170	4,760	80	4,740	1977	2011	35 years
7347	Oak Ridge Acres	Hiawatha	KS	—	350	590	—	350	590	940	21	919	1974	2011	35 years
7350	Smokey Hill Rehab Center	Salina	KS	—	360	3,705	—	360	3,705	4,065	82	4,034	1981	2011	35 years
7348	Westwood Manor	Topeka	KS	—	250	3,735	—	250	3,735	3,985	69	3,966	1973	2011	35 years
7152	Infinia at Wichita	Wichita	KS	—	350	13,065	—	350	13,065	13,415	211	13,360	1965	2011	35 years
3835	Jackson Manor	Annville	KY	—	131	4,442	—	131	4,442	4,573	656	3,917	1989	2006	35 years
3830	Colonial Health & Rehabilitation Center	Bardstown	KY	—	38	2,829	—	38	2,829	2,867	418	2,449	1968	2006	35 years
3832	Green Valley Health & Rehabilitation Center	Carrollton	KY	—	29	2,325	—	29	2,325	2,354	343	2,011	1978	2006	35 years
3845	Summit Manor Health & Rehabilitation Center	Columbia	KY	—	38	12,510	—	38	12,510	12,548	1,847	10,701	1965	2006	35 years
3831	Glasgow Health & Rehabilitation Center	Glasgow	KY	—	21	2,997	—	21	2,997	3,018	442	2,576	1968	2006	35 years
3841	Professional Care Health & Rehabilitation Center	Hartford	KY	—	22	7,905	—	22	7,905	7,927	1,167	6,760	1967	2006	35 years
3833	Hart County Health Center	Horse Cave	KY	—	68	6,059	—	68	6,059	6,127	894	5,233	1993	2006	35 years
3834	Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	—	38	3,920	—	38	3,920	3,958	579	3,379	1973	2006	35 years
3844	Tanbark Health & Rehabilitation Center	Lexington	KY	—	868	6,061	—	868	6,061	6,929	895	6,034	1989	2006	35 years
3836	Jefferson Manor	Louisville	KY	—	2,169	4,075	—	2,169	4,075	6,244	602	5,642	1982	2006	35 years
3837	Jefferson Place	Louisville	KY	—	1,307	9,175	—	1,307	9,175	10,482	1,354	9,128	1991	2006	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
3838	Meadowview Health & Rehabilitation Center	Louisville	KY	—	317	4,666	—	317	4,666	4,983	689	4,294	1973	2006	35 years
3842	Rockford Health & Rehabilitation Center	Louisville	KY	—	364	9,568	—	364	9,568	9,932	1,412	8,520	1975	2006	35 years
3843	Summerfield Health & Rehabilitation Center	Louisville	KY	—	1,089	10,756	—	1,089	10,756	11,845	1,588	10,257	1979	2006	35 years
3829	McCreary Health & Rehabilitation Center	Pine Knot	KY	—	73	2,443	—	73	2,443	2,516	361	2,155	1990	2006	35 years
3840	North Hardin Health & Rehabilitation Center	Radcliff	KY	—	218	11,944	—	218	11,944	12,162	1,763	10,399	1986	2006	35 years
3839	Monroe Health & Rehabilitation Center	Tompkinsville	KY	—	32	8,756	—	32	8,756	8,788	1,293	7,495	1969	2006	35 years
1730	Wingate at Andover	Andover	MA	—	1,450	14,798	—	1,450	14,798	16,248	258	16,855	1992	2011	35 years
1731	Wingate at Brighton	Brighton	MA	—	1,070	7,383	—	1,070	7,383	8,453	147	9,963	1995	2011	35 years
7460	Danvers Nursing and Rehab	Danvers	MA	—	720	8,388	—	720	8,388	9,108	166	9,040	1998	2011	35 years
1745	Chestnut Hill Rehab & Nursing	East Longmeadow	MA	—	3,050	5,392	—	3,050	5,392	8,442	115	14,497	1985	2011	35 years
1747	Wingate at Haverhill	Haverville	MA	—	810	9,288	—	810	9,288	10,098	177	10,774	1973	2011	35 years
1737	Skilled Care Center at Silver Lake	Kingston	MA	—	3,230	19,870	—	3,230	19,870	23,100	372	22,988	1992	2011	35 years
1739	Wentworth Skilled Care Center	Lowell	MA	—	820	11,220	—	820	11,220	12,040	193	12,373	1966	2011	35 years
1732	Wingate at Needham	Needham	MA	—	920	9,236	—	920	9,236	10,156	176	12,404	1996	2011	35 years
1733	Wingate at Reading	Reading	MA	—	920	7,499	—	920	7,499	8,419	145	9,155	1988	2011	35 years
1736	Wingate at South Hadley	South Hadley	MA	—	1,870	15,572	—	1,870	15,572	17,442	266	17,373	1988	2011	35 years
1746	Ring East	Springfield	MA	—	1,250	13,561	—	1,250	13,561	14,811	242	15,188	1987	2011	35 years
1734	Wingate at Sudbury	Sudbury	MA	—	1,540	8,100	—	1,540	8,100	9,640	164	11,669	1997	2011	35 years
1744	Riverdale Gardens Rehab & Nursing	West Springfield	MA	—	2,140	6,997	—	2,140	6,997	9,137	141	12,799	1960	2011	35 years
1735	Wingate at Wilbraham	Wilbraham	MA	—	4,070	10,777	—	4,070	10,777	14,847	202	14,812	1988	2011	35 years
1740	Worcester Skilled Care Center	Worcester	MA	—	620	10,958	—	620	10,958	11,578	202	13,369	1970	2011	35 years
3774	Cumberland Villa Nursing Center	Cumberland	MD	—	660	23,970	—	660	23,970	24,630	381	24,556	1968	2011	35 years
3773	Colton Villa	Hagerstown	MD	—	1,550	16,973	—	1,550	16,973	18,523	287	18,466	1971	2011	35 years
3775	Westminster Nursing & Convalescent Center	Westminster	MD	—	2,160	15,931	—	2,160	15,931	18,091	269	18,047	1973	2011	35 years
7160	Waters of Park Point	Duluth	MN	—	2,920	8,271	—	2,920	8,271	11,191	174	12,328	1971	2011	35 years
3784	Hopkins Healthcare	Hopkins	MN	—	4,470	21,409	—	4,470	21,409	25,879	349	25,863	1961	2011	35 years
7005	Andrew Care Home	Minneapolis	MN	—	3,280	5,083	—	3,280	5,083	8,363	149	8,312	1941	2011	35 years
3764	Golden Living Center—Rochester East	Rochester	MN	—	639	3,497	—	639	3,497	4,136	3,549	587	1967	1982	28 years
7250	Ashland Healthcare	Ashland	MO	—	770	4,400	—	770	4,400	5,170	79	5,232	1993	2011	35 years
7257	South Hampton Place	Columbia	MO	—	710	11,279	—	710	11,279	11,989	189	11,952	1994	2011	35 years
7253	Dixon Nursing & Rehab	Dixon	MO	—	570	3,342	—	570	3,342	3,912	64	3,897	1989	2011	35 years
7252	Current River Nursing	Doniphan	MO	—	450	7,703	—	450	7,703	8,153	142	8,115	1991	2011	35 years
7254	Forsyth Care Center	Forsyth	MO	—	710	6,731	—	710	6,731	7,441	129	7,406	1993	2011	35 years
3785	Maryville Health Care Center	Maryville	MO	—	630	5,825	—	630	5,825	6,455	113	6,906	1972	2011	35 years
7255	Glenwood Healthcare	Seymour	MO	—	670	3,737	—	670	3,737	4,407	70	4,393	1990	2011	35 years
7256	Silex Community Care	Silex	MO	—	730	2,689	—	730	2,689	3,419	55	3,408	1991	2011	35 years
7251	Bellefontaine Gardens	St. Louis	MO	—	1,610	4,314	—	1,610	4,314	5,924	90	5,910	1988	2011	35 years
2227	Gravios Nursing Center	St. Louis	MO	—	1,560	10,582	—	1,560	10,582	12,142	199	12,318	1954	2011	35 years
7258	Strafford Care Center	Strafford	MO	—	1,670	8,251	—	1,670	8,251	9,921	140	9,907	1995	2011	35 years
7259	Windsor Healthcare	Windsor	MO	—	510	3,345	—	510	3,345	3,855	64	4,014	1996	2011	35 years
3770	Lakewood Manor	Hendersonville	NC	—	1,610	7,759	—	1,610	7,759	9,369	148	9,342	1979	2011	35 years
2505	Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	3,679	10,147	1982	2004	30 years
2226	Hearthstone of Northern Nevada	Sparks	NV	—	1,400	9,365	—	1,400	9,365	10,765	173	10,724	1988	2011	35 years
1742	Wingate at St. Francis	Beacon	NY	—	1,900	18,115	—	1,900	18,115	20,015	311	21,343	2002	2011	35 years
7583	Garden Gate	Cheektowaga	NY	—	760	15,643	—	760	15,643	16,403	274	16,662	1979	2011	35 years
7581	Brookhaven	East Patchogue	NY	—	1,100	25,840	—	1,100	25,840	26,940	412	26,860	1988	2011	35 years
1741	Wingate at Dutchess	Fishkill	NY	—	1,300	19,685	—	1,300	19,685	20,985	334	21,918	1996	2011	35 years
7580	Autumn View	Hamburg	NY	—	1,190	24,687	—	1,190	24,687	25,877	413	31,810	1983	2011	35 years
1743	Wingate at Ulster	Highland	NY	—	1,500	18,223	—	1,500	18,223	19,723	298	19,648	1998	2011	35 years
7584	North Gate	North Tonawanda	NY	—	1,010	14,801	—	1,010	14,801	15,811	265	15,741	1982	2011	35 years
7585	Seneca	West Seneca	NY	—	1,400	13,491	—	1,400	13,491	14,891	236	14,838	1974	2011	35 years
7582	Harris Hill	Williamsville	NY	—	1,240	33,574	—	1,240	33,574	34,814	533	34,711	1992	2011	35 years
2702	Burlington House	Cincinnati	OH	—	918	5,087	—	918	5,087	6,005	1,331	4,674	1989	2004	35 years
2701	Regency Manor	Columbus	OH	—	606	16,424	—	606	16,424	17,030	4,304	12,726	1883	2004	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
7451	Rosewood Manor (OH)	Galion	OH	—	540	6,324	—	540	6,324	6,864	114	6,834	1967	2011	35 years
3920	Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	2,495	1,004	1972	1993	25 years
7453	Horizon Village (Gillette's)	Warren	OH	—	1,100	8,196	—	1,100	8,196	9,296	173	9,458	1967	2011	35 years
7452	Whispering Pines Healthcare Center	Washington Ct House	OH	—	490	13,460	—	490	13,460	13,950	219	13,902	1984	2011	35 years
7450	Boardman Comm CC Little Forest	Youngstown	OH	—	380	5,960	—	380	5,960	6,340	143	7,262	1962	2011	35 years
7442	Western Hills Health Care Center	Lawton	OK	—	520	680	—	520	680	1,200	48	1,152	1968	2011	35 years
7443	Willow Park Health Care Center	Lawton	OK	—	300	12,164	—	300	12,164	12,464	209	12,406	1985	2011	35 years
7440	Temple Manor Nursing Home	Temple	OK	—	300	1,779	—	300	1,779	2,079	38	2,067	1971	2011	35 years
7441	Tuttle Care Center	Tuttle	OK	—	150	1,377	—	150	1,377	1,527	33	1,905	1960	2011	35 years
1510	Avamere Rehab of Coos Bay	Coos Bay	OR	—	1,920	3,394	—	1,920	3,394	5,314	66	5,319	1968	2011	35 years
1502	Avamere Riverpark of Eugene	Eugene	OR	—	1,960	17,622	—	1,960	17,622	19,582	287	19,555	1988	2011	35 years
1509	Avamere Rehab of Eugene	Eugene	OR	—	1,080	7,257	—	1,080	7,257	8,337	129	8,319	1966	2011	35 years
1513	Avamere Rehab of Clackamas	Gladstone	OR	—	820	3,844	—	820	3,844	4,664	72	4,654	1961	2011	35 years
1507	Avamere Rehab of Hillsboro	Hillsboro	OR	—	1,390	8,628	—	1,390	8,628	10,018	151	10,000	1973	2011	35 years
1508	Avamere Rehab of Junction City	Junction City	OR	—	590	5,583	—	590	5,583	6,173	96	6,159	1966	2011	35 years
1506	Avamere Rehab of King City	King City	OR	—	1,290	10,646	—	1,290	10,646	11,936	178	11,917	1975	2011	35 years
1504	Avamere Rehab of Lebanon	Lebanon	OR	—	980	12,954	—	980	12,954	13,934	210	13,910	1974	2011	35 years
1528	Newport Rehabilitation & Specialty Care Center	Newport	OR	—	380	3,420	—	380	3,420	3,800	45	3,755	N/A	2011	35 years
1505	Avamere Crestview of Portland	Portland	OR	—	1,610	13,942	—	1,610	13,942	15,552	230	15,529	1964	2011	35 years
1511	Avamere Twin Oaks of Sweet Home	Sweet Home	OR	—	290	4,536	—	290	4,536	4,826	77	4,813	1972	2011	35 years
3852	Balanced Care at Bloomsburg	Bloomsburg	PA	—	621	1,371	—	621	1,371	1,992	202	1,790	1997	2006	35 years
2507	The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	2,134	5,891	1899	2004	30 years
2228	Mountain View Nursing Home	Greensburg	PA	—	580	12,817	—	580	12,817	13,397	223	15,409	1971	2011	35 years
7222	Laurels Health & Rehab at Kingston	Kingston	PA	—	910	4,197	—	910	4,197	5,107	81	5,090	1995	2011	35 years
7220	Laurels Health & Rehab at Mid Valley	Peckville	PA	—	350	2,348	—	350	2,348	2,698	46	2,685	1991	2011	35 years
2509	Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	2,403	6,559	1982	2004	30 years
2508	Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	4,143	12,792	1948	2004	30 years
2506	Wayne Center	Wayne	PA	—	662	6,872	850	662	7,722	8,384	2,187	6,197	1875	2004	30 years
7176	Epic- Bayview	Beaufort	SC	—	890	14,311	—	890	14,311	15,201	253	15,136	1970	2011	35 years
7170	Dundee Nursing Home	Bennettsville	SC	—	320	8,693	—	320	8,693	9,013	154	8,970	1958	2011	35 years
7175	Epic-Conway	Conway	SC	—	1,090	16,880	—	1,090	16,880	17,970	292	17,900	1975	2011	35 years
7171	Mt. Pleasant Nursing Center	Mt. Pleasant	SC	—	1,810	9,079	—	1,810	9,079	10,889	165	10,858	1977	2011	35 years
7380	Firesteel	Mitchell	SD	—	690	15,360	—	690	15,360	16,050	261	15,996	1966	2011	35 years
7381	Fountain Springs Healthcare Center	Rapid City	SD	—	940	28,647	—	940	28,647	29,587	440	29,527	1989	2011	35 years
7550	Brookewood Health Care Center	Decatur	TN	—	470	4,617	—	470	4,617	5,087	89	5,060	1981	2011	35 years
7172	Tri-State Comp Care Center	Harrogate	TN	—	1,520	11,515	—	1,520	11,515	13,035	195	13,004	1990	2011	35 years
1661	Green Acres—Baytown	Baytown	TX	—	490	9,104	—	490	9,104	9,594	153	9,563	1970	2011	35 years
1662	Allenbrook Healthcare	Baytown	TX	—	470	11,304	—	470	11,304	11,774	192	11,731	1975	2011	35 years
7603	Summer Place Nursing and Rehab	Beaumont	TX	—	1,160	15,934	—	1,160	15,934	17,094	267	17,041	2009	2011	35 years
1664	Green Acres—Center	Center	TX	—	200	5,446	—	200	5,446	5,646	102	5,616	1972	2011	35 years
1676	Regency Nursing Home	Clarksville	TX	—	380	8,711	—	380	8,711	9,091	156	9,050	1989	2011	35 years
7270	Park Manor—Conroe	Conroe	TX	—	1,310	22,318	—	1,310	22,318	23,628	352	23,996	2001	2011	35 years
7601	Trisun Care Center Westwood	Corpus Christi	TX	—	440	8,624	—	440	8,624	9,064	148	9,029	1973	2011	35 years
7602	Trisun Care Center River Ridge	Corpus Christi	TX	—	890	7,695	—	890	7,695	8,585	141	10,324	1994	2011	35 years
7606	Heritage Oaks West	Corsicana	TX	—	510	15,806	—	510	15,806	16,316	264	16,257	1995	2011	35 years
7531	Park Manor	DeSoto	TX	—	1,080	14,484	—	1,080	14,484	15,564	248	15,509	1987	2011	35 years
7510	Hill Country Care	Dripping Springs	TX	—	740	3,973	—	740	3,973	4,713	74	5,713	1986	2011	35 years
7609	Sandstone Ranch	El Paso	TX	—	1,580	8,396	—	1,580	8,396	9,976	213	9,915	2010	2011	35 years
7511	Pecan Tree Rehab & Healthcare	Gainesville	TX	—	430	11,499	—	430	11,499	11,929	197	12,587	1990	2011	35 years
1679	Pleasant Valley Health & Rehab	Garland	TX	—	1,040	9,383	—	1,040	9,383	10,423	171	11,167	2008	2011	35 years
1674	Upshur Manor	Gilmer	TX	—	770	8,126	—	770	8,126	8,896	146	9,475	1990	2011	35 years
1667	Beechnut Manor	Houston	TX	—	1,080	12,030	—	1,080	12,030	13,110	211	13,065	1982	2011	35 years
7271	Park Manor—Cypress Station	Houston	TX	—	1,450	19,542	—	1,450	19,542	20,992	314	20,941	2003	2011	35 years
7274	Park Manor of Westchase	Houston	TX	—	2,760	16,715	—	2,760	16,715	19,475	274	19,444	2005	2011	35 years
7275	Park Manor—Cyfair	Houston	TX	—	1,720	14,717	—	1,720	14,717	16,437	242	16,400	1999	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
1666	Green Acres—Humble	Humble	TX	—	2,060	6,738	—	2,060	6,738	8,798	129	8,780	1972	2011	35 years
7272	Park Manor—Humble	Humble	TX	—	1,650	17,257	—	1,650	17,257	18,907	281	18,862	2003	2011	35 years
1663	Green Acres—Huntsville	Huntsville	TX	—	290	2,568	—	290	2,568	2,858	59	3,672	1968	2011	35 years
7512	Legend Oaks Healthcare	Jacksonville	TX	—	760	9,639	—	760	9,639	10,399	169	10,361	2006	2011	35 years
7534	Avalon Kirbyville	Kirbyville	TX	—	260	7,713	—	260	7,713	7,973	140	7,931	1987	2011	35 years
1678	Millbrook Healthcare	Lancaster	TX	—	750	7,480	—	750	7,480	8,230	144	8,551	2008	2011	35 years
1668	Nexion Health at Linden	Linden	TX	—	680	3,495	—	680	3,495	4,175	80	4,860	1968	2011	35 years
7535	SWLTC Marshall Conroe	Marshall	TX	—	810	10,093	—	810	10,093	10,903	182	10,856	2008	2011	35 years
1677	McKinney Healthcare & Rehab	McKinney	TX	—	1,450	10,345	—	1,450	10,345	11,795	185	11,759	2006	2011	35 years
7650	Homestead of McKinney	McKinney	TX	—	1,540	11,049	—	1,540	11,049	12,589	195	12,544	1993	2011	35 years
7514	Midland Nursing Center	Midland	TX	—	530	13,311	—	530	13,311	13,841	220	13,796	2008	2011	35 years
7273	Park Manor of Quail Valley	Missouri	TX	—	1,920	16,841	—	1,920	16,841	18,761	275	18,721	2005	2011	35 years
1672	Nexion Health at Mt. Pleasant	Mount Pleasant	TX	—	520	5,050	—	520	5,050	5,570	105	5,863	1970	2011	35 years
1669	Nexion Health at New Boston	New Boston	TX	—	360	4,718	—	360	4,718	5,078	98	5,171	1966	2011	35 years
1671	Nexion Health at Omaha	Omaha	TX	—	450	2,455	—	450	2,455	2,905	59	3,212	1970	2011	35 years
7604	The Meadows Nursing and Rehab	Orange	TX	—	380	10,777	—	380	10,777	11,157	189	11,108	2006	2011	35 years
7607	Cypress Glen Nursing and Rehab	Port Arthur	TX	—	1,340	14,142	—	1,340	14,142	15,482	250	15,426	2000	2011	35 years
7608	Cypress Glen East	Port Arthur	TX	—	490	10,663	—	490	10,663	11,153	185	11,171	1986	2011	35 years
7600	Trisun Care Center Coastal Palms	Portland	TX	—	390	8,548	—	390	8,548	8,938	148	9,426	1998	2011	35 years
7513	Legend Oaks Healthcare San Angelo	San Angelo	TX	—	870	12,282	—	870	12,282	13,152	210	13,108	2006	2011	35 years
2472	Parklane West	San Antonio	TX	—	770	10,242	—	770	10,242	11,012	183	10,964	1988	2011	35 years
7530	San Pedro Manor	San Antonio	TX	—	740	11,498	—	740	11,498	12,238	201	12,188	1986	2011	35 years
1670	Nexion Health at Sherman	Sherman	TX	—	250	6,636	—	250	6,636	6,886	125	6,848	1971	2011	35 years
7532	Avalon Trinity	Trinity	TX	—	330	9,413	—	330	9,413	9,743	165	9,698	1985	2011	35 years
1673	Renfro Nursing Home	Waxahachie	TX	—	510	7,602	—	510	7,602	8,112	148	8,067	1976	2011	35 years
7533	Avalon Wharton	wharton	TX	—	270	5,107	—	270	5,107	5,377	104	5,339	1988	2011	35 years
7153	Infinia at Granite Hills	Salt Lake City	UT	—	740	1,247	—	740	1,247	1,987	36	1,974	1972	2011	35 years
3769	Sleepy Hollow Manor	Annandale	VA	—	7,210	13,562	—	7,210	13,562	20,772	257	22,099	1963	2011	35 years
3768	The Cedars Nursing Home	Charlottesville	VA	—	2,810	10,763	—	2,810	10,763	13,573	195	13,553	1964	2011	35 years
7173	Avis Adams	Emporia	VA	—	620	7,492	16	620	7,508	8,128	140	8,092	1971	2011	35 years
3771	Walnut Hill Convalescent Center	Petersburg	VA	—	930	11,597	—	930	11,597	12,527	197	12,491	1972	2011	35 years
3772	Battlefield Park Convalescent Center	Petersburg	VA	—	1,010	12,489	—	1,010	12,489	13,499	210	13,463	1976	2011	35 years
7174	Twin Oaks	South Boston	VA	—	400	2,553	—	400	2,553	2,953	52	2,939	1966	2011	35 years
1501	St. Francis of Bellingham	Bellingham	WA	—	1,740	23,581	—	1,740	23,581	25,321	371	25,286	1984	2011	35 years
7201	Evergreen North Cascades	Bellingham	WA	—	1,220	7,554	—	1,220	7,554	8,774	147	10,118	1999	2011	35 years
3924	Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	425	29,994	1995	2011	35 years
1514	Avamere Georgian Lakewood	Lakewood	WA	—	620	3,896	—	620	3,896	4,516	76	4,500	1958	2011	35 years
3921	SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	281	18,045	1972	2011	35 years
3922	SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	149	9,497	1988	2011	35 years
1500	Richmond Beach Rehab	Seattle	WA	—	2,930	16,199	—	2,930	16,199	19,129	274	19,134	1993	2011	35 years
1503	Avamere Olympic Rehab of Sequim	Sequim	WA	—	590	16,896	—	590	16,896	17,486	276	17,442	1974	2011	35 years
7200	Shelton Nursing Home	Shelton	WA	—	510	8,570	—	510	8,570	9,080	145	9,048	1998	2011	35 years
1512	Avamere Heritage Rehab of Tacoma	Tacoma	WA	—	1,760	4,616	—	1,760	4,616	6,376	91	6,370	1968	2011	35 years
1515	Avamere Skilled Nursing Tacoma	Tacoma	WA	—	1,320	1,544	—	1,320	1,544	2,864	53	2,849	1972	2011	35 years
7360	Cascade Park Care Center	Vancouver	WA	—	1,860	14,854	—	1,860	14,854	16,714	239	16,659	1991	2011	35 years
7470	Chilton Health and Rehab	Chilton	WI	—	440	6,114	—	440	6,114	6,554	115	6,523	1963	2011	35 years
3781	Florence Villa	Florence	WI	—	340	5,631	—	340	5,631	5,971	103	5,945	1970	2011	35 years
3780	Western Village	Green Bay	WI	—	1,310	4,882	—	1,310	4,882	6,192	102	7,570	1965	2011	35 years
3783	Greendale Health & Rehab	Sheboygan	WI	—	880	1,941	—	880	1,941	2,821	46	3,402	1967	2011	35 years
3782	South Shore Manor	St. Francis	WI	—	630	2,300	—	630	2,300	2,930	44	2,923	1960	2011	35 years
7240	Waukesha Springs (Westmoreland)	Waukesha	WI	—	1,380	16,205	—	1,380	16,205	17,585	296	17,498	1973	2011	35 years
3776	Wisconsin Dells Health & Rehab	Wisconsin Dells	WI	—	730	18,994	—	730	18,994	19,724	298	19,680	1972	2011	35 years
2513	Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	204	13,220	1987	2011	35 years
2514	Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	200	12,992	1987	2011	35 years
2512	Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	384	24,789	1987	2011	35 years
2515	White Sulphur	White Sulphur	WV	—	250	13,055	—	250	13,055	13,305	207	13,263	1987	2011	35 years

	TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	216,234	2,093,287	2,299	216,234	2,095,586	2,311,820	77,131	2,317,306
	TOTAL FOR SKILLED NURSING FACILITIES			—	266,968	2,637,598	1,919	266,588	2,639,897	2,906,485	460,144	2,528,958

								Gross Amount Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	KINDRED HOSPITALS
4656	Kindred Hospital—Arizona—Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,320	1,265	1980	1992	30 years
4826	Kindred Hospital—Scottsdale	Scottsdale	AZ	—	2,310	6,322	—	2,310	6,322	8,632	107	10,142	1986	2011	35 years
4658	Kindred Hospital—Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,565	656	1969	1994	25 years
4644	Kindred Hospital—Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,049	4,706	1990	1995	40 years
4807	Kindred Hospital—Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,433	1,078	1950	1994	25 years
4848	Kindred Hospital—San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	9,987	2,447	1965	1994	25 years
4822	Kindred Hospital—San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	5,711	2,894	1962	1993	25 years
4842	Kindred Hospital—Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,055	1,056	1973	1993	20 years
4665	Kindred Hospital—Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,051	1,212	1963	1994	20 years
4602	Kindred Hospital—South Florida—Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,435	1,984	1956	1992	30 years
4645	Kindred Hospital—South Florida Ft. Lauderdale	Ft. Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	11,939	3,899	N/A	1989	30 years
4652	Kindred Hospital—North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	3,745	1,013	1956	1994	20 years
4876	Kindred Hospital—South Florida—Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	4,639	1,195	1937	1995	20 years
4674	Kindred Hospital—Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	4,080	6,328	1970	1993	40 years
4611	Kindred Hospital—Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	12,144	5,963	1968	1997	40 years
4637	Kindred Hospital—Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	16,508	5,055	1949	1995	25 years
4871	Kindred—Chicago—Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,253	1,785	1995	1976	20 years
4690	Kindred Hospital—Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	4,974	2,374	1960	1991	30 years
4615	Kindred Hospital—Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	6,632	1,994	1949	1993	20 years
4638	Kindred Hospital—Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	2,900	1,886	1955	1993	30 years
4633	Kindred Hospital—Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	10,676	4,644	1964	1995	20 years
4666	Kindred Hospital—New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	3,892	1,727	1968	1978	20 years
4688	Kindred Hospital—Boston	Boston	MA	—	1,551	9,796	—	1,551	9,796	11,347	8,438	2,909	1930	1994	25 years
4673	Kindred Hospital—Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	4,660	3,451	1974	1993	40 years
4612	Kindred Hospital—Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,321	870	N/A	1992	30 years
4680	Kindred Hospital—St. Louis	St Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,668	1,545	1984	1991	40 years
4662	Kindred Hospital—Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	6,698	1,898	1964	1994	20 years
4664	Kindred Hospital—Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,306	1,958	1985	1993	40 years
4647	Kindred Hospital—Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,100	2,187	1980	1994	40 years
4618	Kindred Hospital—Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	3,820	2,080	1958	1993	30 years
4619	Kindred Hospital—Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	8,027	5,489	1972	1996	40 years
4614	Kindred Hospital—Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	2,626	2,732	N/A	1995	35 years
4628	Kindred Hospital—Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	3,527	1,644	1975	1993	22 years
4653	Kindred Hospital—Tarrant County (Fort Worth Southwest)	Ft. Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	6,929	2,871	1987	1986	20 years
4668	Kindred Hospital—Fort Worth	Ft. Worth	TX	—	648	10,608	—	648	10,608	11,256	7,595	3,661	1960	1994	34 years
4654	Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	4,415	4,072	1986	1985	40 years
4685	Kindred Hospital—Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	5,768	1,327	N/A	1994	20 years
4660	Kindred Hospital—Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,651	1,078	1983	1990	40 years
4635	Kindred Hospital—San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	7,329	4,333	1981	1993	30 years

	TOTAL FOR KINDRED HOSPITALS			—	40,482	279,282	—	40,482	279,282	319,764	211,973	109,408

								Gross Amount Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	NON-KINDRED HOSPITALS
7280	Southern Arizone Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	382	26,335	1992	2011	35 years
7403	HealthBridge Children's Hospital	Orange	CA	—	1,330	9,317	—	1,330	9,317	10,647	143	10,640	2000	2011	35 years
7281	HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	384	31,125	1991	2011	35 years
3828	Gateway Rehabilitation Hospital at Florence	Florence	KY	—	3,600	4,924	—	3,600	4,924	8,524	727	7,797	2001	2006	35 years
7400	The Ranch/Touchstone	Conroe	TX	—	2,710	28,428	—	2,710	28,428	31,138	425	31,124	1992	2011	35 years
3864	Highlands Regional Rehabilitation Hospital	El Paso	TX	—	1,900	23,616	—	1,900	23,616	25,516	3,486	22,030	1999	2006	35 years
7401	Houston Children's Hospital	Houston	TX	—	1,800	15,770	—	1,800	15,770	17,570	239	17,563	1999	2011	35 years
7402	Beacon Specialty Hospital	The Woodlands	TX	—	960	6,498	—	960	6,498	7,458	101	7,455	1995	2011	35 years

	TOTAL FOR NON-KINDRED HOSPITALS			—	15,880	139,390	—	15,880	139,390	155,270	5,887	154,069
	TOTAL FOR HOSPITALS			—	56,362	418,672	—	56,362	418,672	475,034	217,860	263,477
	BROOKDALE SENIORS HOUSING COMMUNITIES
2445	Cedar Springs (aka Decatur)	Decatur	AL	—	1,960	7,916	—	1,960	7,916	9,876	163	9,793	1987	2011	35 years
2444	Hanceville	Hanceville	AL	—	530	3,822	—	530	3,822	4,352	69	4,451	1996	2011	35 years
2477	Wellington Place at Muscle Shoals	Muscle Shoals	AL	—	340	4,017	—	340	4,017	4,357	73	5,245	1999	2011	35 years
2466	Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	112	8,505	1998	2011	35 years
2471	Park Regency Premier Club	Chandler	AZ	—	2,260	19,338	—	2,260	19,338	21,598	362	22,612	1992	2011	35 years
2424	The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	7,012	20,653	1986	2005	35 years
3219	Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	1,942	5,711	1998	2005	35 years
3225	Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	1,711	5,124	1998	2005	35 years
3227	Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,352	4,118	1998	2005	35 years
3236	Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,128	3,549	1997	2005	35 years
3238	Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,316	3,935	1998	2005	35 years
2426	Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	19,035	55,325	1988	2005	35 years
2428	The Atrium	San Jose	CA	24,194	6,240	66,329	—	6,240	66,329	72,569	17,758	54,811	1987	2005	35 years
2429	Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	10,439	30,053	1987	2005	35 years
2438	Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	329	21,847	1985	2011	35 years
3206	Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	2,574	7,420	1997	2005	35 years
2470	Heritage Club at Denver	Denver	CO	24,038	1,680	91,751	—	1,680	91,751	93,431	1,380	92,804	1987	2011	35 years
3220	Wynwood of Pueblo	Pueblo	CO	5,207	840	9,403	—	840	9,403	10,243	2,609	7,634	1997	2005	35 years
2420	The Gables at Farmington	Farmington	CT	10,160	3,995	36,310	—	3,995	36,310	40,305	10,211	30,094	1984	2005	35 years
2435	Chatfield	West Hartford	CT	—	2,493	22,833	—	2,493	22,833	25,326	6,405	18,921	1989	2005	35 years
3258	Clare Bridge of Ft. Myers	Ft. Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	124	10,086	1996	2011	35 years
2478	Wellington Place at Ft Walton	Ft. Walton	FL	—	2,610	11,041	—	2,610	11,041	13,651	174	13,592	2000	2011	35 years
2458	Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	254	17,513	1997	2011	35 years
3260	Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	151	10,908	1997	2011	35 years
3284	Clare Bridge of Leesburg	Leesburg	FL	—	1,050	8,140	—	1,050	8,140	9,190	128	9,115	1999	2011	35 years
3259	Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	153	11,349	1997	2011	35 years
2460	Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	146	9,600	1997	2011	35 years
3226	Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	1,689	5,031	1998	2005	35 years

								Gross Amount Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
2461	Sterling House of Englewood (FL)	Rotunda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	83	6,102	1997	2011	35 years
3235	Clare Bridge of Tallahassee	Tallahassee	FL	4,624	667	6,168	—	667	6,168	6,835	1,711	5,124	1998	2005	35 years
2452	Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	243	16,167	1997	2011	35 years
2469	Renaissance of Titusville	Titusville	FL	—	2,330	9,435	—	2,330	9,435	11,765	176	11,872	1987	2011	35 years
3241	Clare Bridge of West Melbourne	West Melbourne	FL	6,589	586	5,481	—	586	5,481	6,067	1,521	4,546	2000	2005	35 years
2436	The Classic at West Palm Beach	West Palm Beach	FL	26,100	3,758	33,072	—	3,758	33,072	36,830	9,402	27,428	1990	2005	35 years
3245	Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	834	2,404	1997	2005	35 years
3246	Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	1,540	4,447	1997	2005	35 years
3239	Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	1,707	5,149	1997	2005	35 years
2416	The Hallmark	Chicago	IL	—	11,057	107,517	—	11,057	107,517	118,574	29,582	88,992	1990	2005	35 years
2417	The Kenwood of Lake View	Chicago	IL	11,472	3,072	26,668	—	3,072	26,668	29,740	7,617	22,123	1950	2005	35 years
2418	The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	17,133	49,903	1993	2005	35 years
2421	Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	11,590	36,426	1987	2005	35 years
2423	The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	19,973	58,380	1990	2005	35 years
2415	Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	9,303	32,447	1999	2004	35 years
2432	Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	10,349	29,134	1987	2005	35 years
2433	The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	2,859	8,329	1999	2005	35 years
3209	Sterling House of Evansville	Evansville	IN	3,709	357	3,765	—	357	3,765	4,122	1,044	3,078	1998	2005	35 years
2422	Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	3,249	9,546	1986	2005	35 years
3218	Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	990	2,787	1998	2005	35 years
3285	Sterling House of Michigan City	Michigan City	IN	—	530	4,007	—	530	4,007	4,537	74	4,680	1998	2011	35 years
3286	Clare Bridge of Michigan City	Michigan City	IN	—	510	2,632	—	510	2,632	3,142	54	3,266	1999	2011	35 years
3230	Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,012	2,765	1999	2005	35 years
3232	Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,144	3,475	1998	2005	35 years
3273	Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	72	4,835	1994	2011	35 years
3216	Clare Bridge of Leawood	Leawood	KS	3,778	117	5,127	—	117	5,127	5,244	1,422	3,822	2000	2005	35 years
2451	Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	92	5,920	1996	2011	35 years
3237	Clare Bridge Cottage of Topeka	Topeka	KS	5,059	370	6,825	—	370	6,825	7,195	1,893	5,302	2000	2005	35 years
3274	Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	43	2,727	1994	2011	35 years
2425	River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	16,048	47,915	1986	2005	35 years
3252	Woven Hearts of Davison	Davidson	MI	—	160	3,189	—	160	3,189	3,349	53	3,370	1997	2011	35 years
3253	Clare Bridge of Delta Charter	Delta	MI	—	730	11,471	—	730	11,471	12,201	178	12,135	1998	2011	35 years
3257	Woven Hearts of Delta Charter	Delta	MI	—	820	3,313	—	820	3,313	4,133	72	4,099	1998	2011	35 years
3247	Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	183	10,995	1994	2011	35 years
3248	Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	186	10,860	1994	2011	35 years
3254	Clare Bridge of Grand Blanc I	Grand Blanc	MI	—	450	12,373	—	450	12,373	12,823	193	12,747	1998	2011	35 years
3255	Wynwood of Grand Blanc II	Grand Blanc	MI	—	620	14,627	—	620	14,627	15,247	231	15,156	1998	2011	35 years
3250	Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	108	7,847	1998	2011	35 years
3224	Wynwood of Northville	Northville	MI	7,439	407	6,068	—	407	6,068	6,475	1,684	4,791	1996	2005	35 years
3251	Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	264	17,707	1998	2011	35 years
3256	Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	207	14,589	1998	2011	35 years
3240	Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	3,276	9,674	1996	2005	35 years
3249	Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	143	9,973	1995	2011	35 years
3203	Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	465	1,360	1997	2005	35 years
3208	Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	1,728	4,801	1998	2005	35 years

								Gross Amount Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
2419	Edina Park Plaza	Edina	MN	16,348	3,621	33,141	—	3,621	33,141	36,762	9,299	27,463	1998	2005	35 years
3270	Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	22	1,985	1997	2011	35 years
3211	Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,914	253	2,655	—	253	2,655	2,908	737	2,171	1997	2005	35 years
3265	Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	16	1,343	1996	2011	35 years
3223	Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	2,301	7,052	1998	2005	35 years
3287	Sterling House of Owatonna	Owatonna	MN	—	440	445	—	440	445	885	14	1,011	1996	2011	35 years
3288	Clare Bridge of Owatonna	Owatonna	MN	—	550	1,189	—	550	1,189	1,739	26	1,868	1999	2011	35 years
3229	Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	2,407	6,947	1998	2005	35 years
3272	Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	53	3,638	1997	2011	35 years
3269	Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	76	5,275	1997	2011	35 years
3267	Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	45	2,432	1997	2011	35 years
2476	Wellington Place of Greenville	Greenville	MS	—	600	1,522	—	600	1,522	2,122	37	2,981	1999	2011	35 years
3204	Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	1,794	5,396	1997	2005	35 years
2465	Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	171	11,244	1997	2011	35 years
3244	Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	970	2,895	1997	2005	35 years
2468	Sterling House of Deptford	Deptford	NJ	—	1,190	5,482	—	1,190	5,482	6,672	95	7,662	1998	2011	35 years
2434	Brendenwood	Voorhees	NJ	18,180	3,158	29,909	—	3,158	29,909	33,067	8,298	24,769	1987	2005	35 years
3242	Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,315	4,307	1997	2005	35 years
2430	Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	7,516	20,662	1986	2005	35 years
2462	Westwood Assisted Living	Sparks	NV	—	1,040	7,376	—	1,040	7,376	8,416	120	8,876	1991	2011	35 years
2463	Westwood Active Retirement	Sparks	NV	—	1,520	9,280	—	1,520	9,280	10,800	155	11,612	1993	2011	35 years
3205	Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	2,088	6,387	1991	2005	35 years
3212	Wynwood of Kenmore	Kenmore	NY	13,871	1,487	15,170	—	1,487	15,170	16,657	4,209	12,448	1995	2005	35 years
3261	Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	430	28,952	1994	2011	35 years
3221	Clare Bridge of Niskayuna	Niskayuna	NY	—	1,021	8,333	—	1,021	8,333	9,354	2,312	7,042	1997	2005	35 years
3222	Wynwood of Niskayuna	Niskayuna	NY	17,473	1,884	16,103	—	1,884	16,103	17,987	4,467	13,520	1996	2005	35 years
3228	Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,128	3,549	1997	2005	35 years
2427	The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	2,744	7,885	1988	2005	35 years
3234	Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	3,172	9,394	1991	2005	35 years
3243	Clare Bridge of Williamsville	Williamsville	NY	7,171	839	3,841	—	839	3,841	4,680	1,066	3,614	1997	2005	35 years
3200	Sterling House of Alliance	Alliance	OH	2,372	392	6,283	—	392	6,283	6,675	1,743	4,932	1998	2005	35 years
3201	Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	856	2,382	1999	2005	35 years
3275	Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	169	11,259	1997	2011	35 years
3202	Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	1,493	4,475	1998	2005	35 years
3207	Sterling House of Westerville	Columbus	OH	1,929	267	3,600	—	267	3,600	3,867	999	2,868	1999	2005	35 years
3276	Sterling House of Englewood (OH)	Englewood	OH	—	630	6,477	—	630	6,477	7,107	106	7,066	1997	2011	35 years

								Gross Amount Carried at Close of Period							Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
2455	Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	80	6,130	1997	2011	35 years
2467	Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	81	5,339	1998	2011	35 years
3277	Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	62	4,420	1998	2011	35 years
3233	Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,292	4,001	1998	2005	35 years
2459	Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	144	10,224	1997	2011	35 years
3278	Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	161	10,717	1997	2011	35 years
3279	Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	30	1,994	1994	2011	35 years
2450	Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	—	940	6,312	7,252	101	7,218	1996	2011	35 years
3289	Clare Bridge of Beaverton	Beaverton	OR	—	3,280	20,590	—	3,280	20,590	23,870	312	23,697	2000	2011	35 years
3290	Clare Bridge of Bend	Bend	OR	—	1,800	14,443	—	1,800	14,443	16,243	225	16,112	2001	2011	35 years
2439	Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	168	11,894	1994	2011	35 years
2440	The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	159	11,449	1988	2011	35 years
2441	McMinnville Residential Estates	McMinnville	OR	2,328	1,230	7,561	—	1,230	7,561	8,791	146	8,726	1989	2011	35 years
3291	Clare Bridge of Troutdale	Troutdale	OR	—	1,400	9,501	—	1,400	9,501	10,901	154	10,818	2000	2011	35 years
3292	Clare Bridge of Dublin	Dublin	PA	—	1,010	7,249	—	1,010	7,249	8,259	114	8,193	1998	2011	35 years
2475	Homewood Residence at Deane Hill	Knoxville	TN	—	1,150	15,705	—	1,150	15,705	16,855	263	16,745	2001	2011	35 years
2479	Wellington Place at Newport	Newport	TN	—	820	4,046	—	820	4,046	4,866	74	5,452	2000	2011	35 years
2449	Trinity Towers	Corpus Christi	TX	—	1,920	71,661	—	1,920	71,661	73,581	1,116	73,162	1985	2011	35 years
2446	Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	108	8,432	1996	2011	35 years
2448	Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	58	3,843	1996	2011	35 years
2474	Broadway Plaza at Westover Hill	Ft. Worth	TX	—	1,660	25,703	—	1,660	25,703	27,363	399	27,213	2001	2011	35 years
2453	Hampton at Pearland	Houston	TX	—	1,250	12,869	—	1,250	12,869	14,119	214	14,550	1998	2011	35 years
2454	Hampton at Pinegate	Houston	TX	—	3,440	15,913	—	3,440	15,913	19,353	261	19,267	1998	2011	35 years
2456	Hampton at Shadowlake	Houston	TX	—	2,520	13,770	—	2,520	13,770	16,290	231	16,996	1999	2011	35 years
2457	Hampton at Spring Shadow	Houston	TX	—	1,250	15,760	—	1,250	15,760	17,010	251	16,914	1999	2011	35 years
3280	Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	133	8,957	1997	2011	35 years
3281	Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	33	2,745	1997	2011	35 years
2447	Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	46	3,316	1996	2011	35 years
3282	Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	159	11,397	1997	2011	35 years
3283	Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	86	5,374	1997	2011	35 years
3217	Clare Bridge of Lynwood	Lynwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	2,656	8,136	1999	2005	35 years
3231	Clare Bridge of Puyallup	Puyallup	WA	10,110	1,055	8,298	—	1,055	8,298	9,353	2,302	7,051	1998	2005	35 years
2442	Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	373	24,080	1990	2011	35 years
2431	Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	3,798	10,719	1915	2005	35 years
2443	Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	251	16,703	1997	2011	35 years
2473	Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	84	7,992	1988	2011	35 years
2464	Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	244	16,041	1998	2011	35 years
3210	Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	445	1,354	2000	2005	35 years
3213	Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	1,773	6,981	2000	2005	35 years
3271	Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	31	2,314	1997	2011	35 years
3214	Clare Bridge Cottage of La Crosse	LaCrosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,234	4,569	2004	2005	35 years
3215	Sterling House of La Crosse	LaCrosse	WI	—	644	5,831	2,637	644	8,468	9,112	1,873	7,239	1998	2005	35 years
3268	Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	79	5,371	1997	2011	35 years
3263	Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	22	1,904	1996	2011	35 years
3262	Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	77	5,233	1995	2011	35 years
3266	Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	34	2,049	1996	2011	35 years
3264	Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	23	1,471	1994	2011	35 years

	TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			290,065	205,440	2,035,251	6,535	205,440	2,041,786	2,247,226	334,939	1,940,858

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	SUNRISE SENIORS HOUSING COMMUNITIES
4064	Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	175	2,238	27,741	29,979	3,990	25,989	2007	2007	35 years
4012	Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	305	2,933	34,666	37,599	5,085	32,514	2000	2007	35 years
4016	Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	340	4,943	31,054	35,997	4,464	31,533	2004	2007	35 years
4018	Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	289	1,689	25,529	27,218	3,675	23,543	2002	2007	35 years
4023	Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	493	4,898	21,075	25,973	3,650	22,323	1999	2007	35 years
4035	Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,017	2,682	36,352	39,034	5,104	33,930	1999	2007	35 years
4043	Sunrise at Canyon Crest	Riverside	CA	12,064	5,486	19,658	651	5,505	20,290	25,795	3,302	22,493	2006	2007	35 years
4045	Sunrise of Mission Viejo	Mission Viejo	CA	11,182	3,802	24,560	430	3,812	24,980	28,792	3,990	24,802	1998	2007	35 years
4047	Sunrise of Pacific Palisades	Pacific Palisades	CA	8,039	4,458	17,064	392	4,458	17,456	21,914	2,987	18,927	2001	2007	35 years
4050	Sunrise at Sterling Canyon	Valencia	CA	18,045	3,868	29,293	3,157	3,914	32,404	36,318	4,901	31,417	1998	2007	35 years
4055	Sunrise of Fair Oaks	Fair Oaks	CA	11,434	1,456	23,679	1,008	2,166	23,977	26,143	3,834	22,309	2001	2007	35 years
4066	Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	311	1,397	23,857	25,254	3,488	21,766	2007	2007	35 years
4009	Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	505	1,621	28,875	30,496	4,301	26,195	2000	2007	35 years
4030	Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	632	1,417	31,517	32,934	5,060	27,874	1998	2007	35 years
4059	Sunrise at Orchard	Littleton	CO	11,358	1,813	22,183	560	1,813	22,743	24,556	3,642	20,914	1997	2007	35 years
4061	Sunrise of Westminster	Westminster	CO	8,131	2,649	16,243	430	2,675	16,647	19,322	2,772	16,550	2000	2007	35 years
4028	Sunrise of Stamford	Stamford	CT	—	4,612	28,533	805	4,612	29,338	33,950	4,664	29,286	1999	2007	35 years
4053	Sunrise at East Cobb	Marietta	GA	10,207	1,797	23,420	395	1,798	23,814	25,612	3,682	21,930	1997	2007	35 years
4056	Sunrise of Huntcliff I	Atlanta	GA	33,035	4,232	66,161	4,245	4,240	70,398	74,638	10,196	64,442	1987	2007	35 years
4057	Sunrise of Huntcliff II	Atlanta	GA	5,321	2,154	17,137	444	2,154	17,581	19,735	2,727	17,008	1998	2007	35 years
4058	Sunrise of Ivey Ridge	Alpharetta	GA	5,540	1,507	18,516	528	1,507	19,044	20,551	3,098	17,453	1998	2007	35 years
4014	Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	399	5,547	39,942	45,489	5,876	39,613	1998	2007	35 years
4015	Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	190	3,485	26,877	30,362	3,800	26,562	2003	2007	35 years
4021	Sunrise of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	524	2,470	34,573	37,043	5,454	31,589	2000	2007	35 years
4024	Sunrise of Naperville	Naperville	IL	—	1,946	28,538	613	1,960	29,137	31,097	4,664	26,433	1999	2007	35 years
4036	Sunrise of Willowbrook	Willowbrook	IL	20,038	1,454	60,738	1,035	1,973	61,254	63,227	7,445	55,782	2000	2007	35 years
4040	Sunrise of Bloomingdale	Bloomingdale	IL	18,627	1,287	38,625	482	1,296	39,098	40,394	5,882	34,512	2000	2007	35 years
4042	Sunrise of Buffalo Grove	Buffalo Grove	IL	14,765	2,154	28,021	536	2,189	28,522	30,711	4,424	26,287	1999	2007	35 years
4060	Sunrise of Palos Park	Palos Park	IL	20,404	2,363	42,205	460	2,363	42,665	45,028	6,459	38,569	2001	2007	35 years
4052	Sunrise of Baton Rouge	Baton Rouge	LA	8,722	1,212	23,547	572	1,212	24,119	25,331	3,671	21,660	2000	2007	35 years
4032	Sunrise of Norwood	Norwood	MA	—	2,230	30,968	812	2,240	31,770	34,010	4,546	29,464	1997	2007	35 years
4051	Sunrise of Arlington	Arlington	MA	18,682	86	34,393	400	86	34,793	34,879	5,375	29,843	2001	2007	35 years
4033	Sunrise of Columbia	Columbia	MD	—	1,780	23,083	1,066	1,852	24,077	25,929	3,470	22,459	1996	2007	35 years
4034	Sunrise of Rockville	Rockville	MD	—	1,039	39,216	659	1,061	39,853	40,914	5,511	35,403	1997	2007	35 years
4008	Sunrise of North Ann Arbor	Ann Arbor	MI	—	1,703	15,857	439	1,668	16,331	17,999	2,591	15,408	2000	2007	35 years
4031	Sunrise of Troy	Troy	MI	—	1,758	23,727	214	1,761	23,938	25,699	3,865	21,834	2001	2007	35 years
4038	Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,216	3,737	28,872	32,609	4,258	28,351	2006	2007	35 years
4046	Sunrise of Northville	Plymouth	MI	14,918	1,445	26,090	481	1,460	26,556	28,016	4,144	23,872	1999	2007	35 years
4048	Sunrise of Rochester	Rochester	MI	18,614	2,774	38,666	383	2,774	39,049	41,823	5,935	35,888	1998	2007	35 years
4054	Sunrise of Edina	Edina	MN	9,637	3,181	24,224	1,554	3,184	25,775	28,959	3,992	24,967	1999	2007	35 years
4017	Sunrise at North Hills	Raleigh	NC	—	749	37,091	586	751	37,675	38,426	5,491	32,935	2000	2007	35 years
4019	Sunrise on Providence	Charlotte	NC	—	1,976	19,472	591	1,981	20,058	22,039	3,136	18,903	1999	2007	35 years
4001	Sunrise of Morris Plains	Morris Plains	NJ	19,284	1,492	32,052	401	1,492	32,453	33,945	4,856	29,089	1997	2007	35 years
4002	Sunrise of Old Tappan	Old Tappan	NJ	17,909	2,985	36,795	275	2,985	37,070	40,055	5,517	34,538	1997	2007	35 years
4005	Sunrise of Wayne	Wayne	NJ	14,226	1,288	24,990	530	1,290	25,518	26,808	3,845	22,963	1996	2007	35 years
4006	Sunrise of Westfield	Westfield	NJ	18,851	5,057	23,803	574	5,057	24,377	29,434	3,731	25,703	1996	2007	35 years
4025	Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	611	2,784	26,784	29,568	4,387	25,181	1999	2007	35 years
4029	Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	279	3,496	31,077	34,573	5,088	29,485	2000	2007	35 years
4062	Sunrise of Wall	Wall	NJ	10,331	1,053	19,101	377	1,055	19,476	20,531	3,095	17,436	1999	2007	35 years
4011	Sunrise of New City	New City	NY	—	1,906	27,323	563	1,906	27,886	29,792	4,254	25,538	1999	2007	35 years
4027	Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	764	4,678	38,795	43,473	6,266	37,207	1999	2007	35 years
4044	Sunrise at Fleetwood	Mount Vernon	NY	13,388	4,381	28,434	585	4,394	29,006	33,400	4,617	28,783	1999	2007	35 years
4049	Sunrise of Smithtown	Smithtown	NY	13,923	2,853	25,621	910	3,027	26,357	29,384	4,533	24,851	1999	2007	35 years
4063	Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	(286)	7,281	23,580	30,861	4,515	26,346	2006	2007	35 years
4010	Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	234	626	10,473	11,099	1,720	9,379	2000	2007	35 years
4013	Sunrise at Parma	Cleveland	OH	—	695	16,641	332	695	16,973	17,668	2,565	15,103	2000	2007	35 years
4003	Sunrise at Granite Run	Media	PA	11,698	1,272	31,781	534	1,272	32,315	33,587	4,682	28,905	1997	2007	35 years
4004	Sunrise of Abington	Abington	PA	24,226	1,838	53,660	847	1,862	54,483	56,345	8,060	48,285	1997	2007	35 years
4007	Sunrise of Haverford	Haverford	PA	7,601	941	25,872	532	951	26,394	27,345	3,952	23,393	1997	2007	35 years
4020	Sunrise of Westtown	West Chester	PA	—	1,547	22,996	546	1,562	23,527	25,089	4,086	21,003	1999	2007	35 years
4022	Sunrise of Exton	Exton	PA	—	1,123	17,765	530	1,151	18,267	19,418	2,971	16,447	2000	2007	35 years
4041	Sunrise of Blue Bell	Blue Bell	PA	8,981	1,765	23,920	809	1,807	24,687	26,494	3,944	22,550	2006	2007	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
4037	Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	144	2,616	27,824	30,440	4,122	26,318	2006	2007	35 years
4065	Sunrise of Sandy	Sandy	UT	—	2,576	22,987	(272)	2,608	22,683	25,291	3,437	21,854	2007	2007	35 years
4000	Sunrise of Springfield	Springfield	VA	8,703	4,440	18,834	762	4,441	19,595	24,036	3,034	21,002	1997	2007	35 years
4026	Sunrise of Richmond	Richmond	VA	—	1,120	17,446	659	1,137	18,088	19,225	2,938	16,287	1999	2007	35 years
4039	Sunrise of Alexandria	Alexandria	VA	5,672	88	14,811	556	115	15,340	15,455	2,818	12,727	1998	2007	35 years
4069	Sunrise of Victoria	Victoria	BC	13,990	8,332	29,970	(706)	8,116	29,480	37,596	4,319	33,277	2001	2007	35 years
4073	Sunrise of Lynn Valley	Vancouver	BC	14,719	11,759	37,424	(1,150)	11,445	36,588	48,033	5,214	42,819	2002	2007	35 years
4077	Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	245	6,653	32,178	38,831	4,922	33,909	2005	2007	35 years
4067	Sunrise of Unionville	Markham	ON	14,921	2,322	41,140	(657)	2,299	40,506	42,805	5,703	37,102	2000	2007	35 years
4068	Sunrise of Mississauga	Mississauga	ON	13,057	3,554	33,631	(646)	3,500	33,039	36,539	4,742	31,797	2000	2007	35 years
4070	Sunrise of Burlington	Burlington	ON	—	1,173	24,448	152	1,173	24,600	25,773	3,540	22,233	2001	2007	35 years
4071	Sunrise of Oakville	Oakville	ON	—	2,753	37,489	367	2,753	37,856	40,609	5,374	35,235	2002	2007	35 years
4072	Sunrise of Richmond Hill	Richmond Hill	ON	12,300	2,155	41,254	(924)	2,100	40,385	42,485	5,688	36,797	2002	2007	35 years
4074	Sunrise of Windsor	Windsor	ON	—	1,813	20,882	248	1,833	21,110	22,943	3,141	19,802	2001	2007	35 years
4075	Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(783)	1,531	35,369	36,900	5,208	31,692	2002	2007	35 years
4076	Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(575)	1,905	26,497	28,402	4,178	24,224	2007	2007	35 years
4078	Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	1,561	1,401	60,236	61,637	7,628	54,009	2003	2007	35 years

	TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			522,543	212,352	2,286,059	39,252	212,519	2,325,144	2,537,663	351,291	2,186,801
	ATRIA SENIORS HOUSING COMMUNITIES
8248	Atria Regency	Mobile	AL	6,216	950	11,897	7	950	11,904	12,854	346	12,836	1996	2011	35 years
8270	Atria Campana Del Rio	Tucson	AZ	25,471	5,861	37,284	209	5,861	37,493	43,354	1,037	43,061	1964	2011	35 years
8272	Atria Valley Manor	Tucson	AZ	3,278	1,709	60	19	1,709	79	1,788	6	1,904	1963	2011	35 years
8342	Atria Bell Court Gardens	Tucson	AZ	19,611	3,010	30,969	8	3,010	30,977	33,987	762	33,719	1964	2011	35 years
8584	Atria Chandler Villas	Chandler	AZ	8,277	3,650	8,450	18	3,650	8,468	12,118	351	11,939	1988	2011	35 years
8502	Atria Covina	Covina	CA	—	170	4,131	7	170	4,138	4,308	143	4,400	1977	2011	35 years
8510	Atria Chateau Gardens	San Jose	CA	—	39	487	7	39	494	533	74	2,037	1977	2011	35 years
8517	Atria Collwood	San Diego	CA	—	290	10,650	2	290	10,652	10,942	305	12,462	1976	2011	35 years
8523	Atria Palm Desert	Palm Desert	CA	3,523	2,887	9,843	118	2,887	9,961	12,848	329	12,780	1988	2011	35 years
8529	Atria Covell Gardens	Davis	CA	20,427	2,163	39,657	439	2,163	40,096	42,259	949	41,893	1987	2011	35 years
8532	Atria Golden Creek	Irvine	CA	11,813	6,900	23,544	50	6,900	23,594	30,494	634	30,471	1985	2011	35 years
8533	Atria Hillcrest	Thousand Oaks	CA	21,589	6,020	25,635	1,168	6,020	26,803	32,823	639	32,712	1987	2011	35 years
8538	Atria Bayside Landing	Stockton	CA	—	—	467	4	—	471	471	71	2,724	1998	2011	35 years
8541	Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	5,074	5,110	34,510	39,620	521	39,405	1985	2011	35 years
8544	Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	56	6,930	32,374	39,304	706	39,426	1984	2011	35 years
8545	Atria Hacienda	Palm Desert	CA	—	6,680	85,900	517	6,680	86,417	93,097	1,503	92,427	1989	2011	35 years
8546	Atria Hillsdale	San Mateo	CA	9,252	5,240	15,956	4	5,240	15,960	21,200	413	21,243	1986	2011	35 years
8553	Atria Rancho Park	San Dimas	CA	—	4,066	14,306	60	4,066	14,366	18,432	383	18,410	1975	2011	35 years
8554	Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	4	5,812	24,707	30,519	495	30,602	1978	2011	35 years
8559	Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	1,733	3,290	19,160	22,450	356	22,477	1987	2011	35 years
8560	Atria Del Sol	Mission Viejo	CA	5,966	3,500	12,458	1	3,500	12,459	15,959	264	16,034	1985	2011	35 years
8561	Atria Encinitas	Encinitas	CA	—	5,880	9,212	24	5,880	9,236	15,116	238	15,228	1984	2011	35 years
8563	Atria Willow Glen	San Jose	CA	—	8,521	43,168	7	8,521	43,175	51,696	7	53,286	1976	2011	35 years
8575	Atria Burlingame	Burlingame	CA	7,661	2,494	12,373	95	2,494	12,468	14,962	304	15,002	1977	2011	35 years
8578	Atria Sunnyvale	Sunnyvale	CA	8,814	6,120	30,068	578	6,120	30,646	36,766	711	36,466	1977	2011	35 years
8579	Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	(18)	6,910	15,779	22,689	512	22,688	1978	2011	35 years
8580	Atria Daly City	Daly City	CA	7,778	3,090	13,448	—	3,090	13,448	16,538	341	16,497	1975	2011	35 years
8582	Atria Valley View	Walnut Creek	CA	19,216	7,139	53,914	103	7,139	54,017	61,156	1,621	60,135	1977	2011	35 years
8585	Atria Las Posas	Camarillo	CA	—	4,500	28,436	17	4,500	28,453	32,953	677	32,815	1997	2011	35 years
8603	Atria Inn at Lakewood	Lakewood	CO	23,377	6,281	50,095	4	6,281	50,099	56,380	1,107	56,062	1999	2011	35 years
8311	Atria Stratford	Stratford	CT	16,373	3,210	27,865	77	3,210	27,942	31,152	697	31,038	1999	2011	35 years
8434	Atria Darien	Darien	CT	21,280	653	37,587	313	653	37,900	38,553	853	38,367	1997	2011	35 years
8435	Atria Stamford	Stamford	CT	39,594	1,200	62,432	199	1,200	62,631	63,831	1,396	63,385	1975	2011	35 years
8725	Atria Crossroads Place	Waterford	CT	25,158	2,401	36,495	193	2,401	36,688	39,089	836	38,797	2000	2011	35 years
8726	Atria Greenridge Place	Rocky Hill	CT	17,259	2,170	32,553	15	2,170	32,568	34,738	743	34,573	1998	2011	35 years
8727	Atria Hamilton Heights	West Hartford	CT	14,187	3,120	14,674	204	3,120	14,878	17,998	462	17,964	1904	2011	35 years
8728	Atria Larson Place	Hamden	CT	11,569	1,850	16,098	26	1,850	16,124	17,974	456	17,885	1999	2011	35 years
8229	Atria San Pablo	Jacksonville	FL	5,943	1,620	14,920	7	1,620	14,927	16,547	356	16,513	1999	2011	35 years
8233	The Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	5	3,589	32,591	36,180	277	36,828	2002	2011	35 years
8274	Atria Evergreen Woods	Spring Hill	FL	10,975	2,370	28,371	27	2,370	28,398	30,768	806	30,551	1981	2011	35 years
8276	Atria Windsor Woods	Hudson	FL	14,552	1,610	32,432	70	1,610	32,502	34,112	881	33,787	1988	2011	35 years
8537	Atria Baypoint Village	Hudson	FL	17,178	2,083	28,841	17	2,083	28,858	30,941	857	30,712	1986	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
8210	Atria Johnson Ferry	Marietta	GA	3,895	990	6,453	14	990	6,467	7,457	181	7,476	1995	2011	35 years
8268	Atria Buckhead	Atlanta	GA	4,987	3,660	5,274	—	3,660	5,274	8,934	195	9,039	1996	2011	35 years
8240	Atria Newburgh	Newburgh	IN	4,798	1,150	22,880	3	1,150	22,883	24,033	533	23,878	1998	2011	35 years
8543	Atria Eastlake Terrace	Elkhart	IN	—	2	468	1	2	469	471	109	1,764	1997	2011	35 years
8555	Atria Tanglewood Trace	Mishawaka	IN	—	—	961	9	—	970	970	196	1,483	1976	2011	35 years
8249	Atria Hearthstone East	Topeka	KS	7,732	1,150	20,544	12	1,150	20,556	21,706	513	21,599	1998	2011	35 years
8277	Atria Hearthstone West	Topeka	KS	9,468	1,230	28,379	9	1,230	28,388	29,618	763	29,322	1987	2011	35 years
8209	Atria St. Matthews	Louisville	KY	7,878	939	9,274	12	939	9,286	10,225	326	10,155	1998	2011	35 years
8228	Atria Elizabethtown	Elizabethtown	KY	5,632	850	12,510	4	850	12,514	13,364	306	13,308	1996	2011	35 years
8235	Atria Highland Crossing	Fort Wright	KY	11,728	1,677	14,393	76	1,677	14,469	16,146	444	16,019	1988	2011	35 years
8245	Atria Summit Hills	Crestview Hills	KY	6,448	1,780	15,769	1	1,780	15,770	17,550	418	17,493	1998	2011	35 years
8246	Atria Stony Brook	Louisville	KY	9,606	1,860	17,561	7	1,860	17,568	19,428	459	19,347	1999	2011	35 years
8258	Atria Springdale	Louisville	KY	10,867	1,410	16,702	2	1,410	16,704	18,114	437	18,033	1999	2011	35 years
8162	Atria Falmouth	Falmouth	MA	—	4,630	—	3,877	4,630	3,877	8,507	—	8,507	CIP	2011	CIP
8230	Atria Woodbriar	Falmouth	MA	14,657	1,970	43,693	13	1,970	43,706	45,676	940	45,508	1975	2011	35 years
8730	Atria Fairhaven (Alden)	Fairhaven	MA	11,901	1,100	16,093	2	1,100	16,095	17,195	372	17,173	1999	2011	35 years
8731	Atria Draper Place	Hopedale	MA	13,884	1,140	17,794	6	1,140	17,800	18,940	428	18,890	1998	2011	35 years
8733	Atria Longmeadow Place	Burlington	MA	24,122	5,310	58,021	16	5,310	58,037	63,347	1,262	62,907	1998	2011	35 years
8735	Atria Marina Place	North Quincy	MA	29,587	2,590	33,899	68	2,590	33,967	36,557	810	36,258	1999	2011	35 years
8736	Atria Marland Place	Andover	MA	—	1,831	34,592	72	1,831	34,664	36,495	822	36,284	1996	2011	35 years
8737	Atria Merrimack Place	Newburyport	MA	19,461	2,774	40,645	14	2,774	40,659	43,433	878	43,177	2000	2011	35 years
8332	Atria Manresa	Annapolis	MD	6,620	4,193	19,000	44	4,193	19,044	23,237	455	23,232	1920	2011	35 years
8333	Atria Salisbury	Salisbury	MD	6,350	1,940	24,500	17	1,940	24,517	26,457	541	26,372	1995	2011	35 years
8241	Atria Kennebunk	Kennebunk	ME	9,140	1,090	23,496	7	1,090	23,503	24,593	568	24,458	1998	2011	35 years
8548	Atria Kinghaven	Riverview	MI	14,404	1,440	26,260	9	1,440	26,269	27,709	721	27,555	1987	2011	35 years
8305	Atria Merrywood	Charlotte	NC	21,416	1,678	36,892	42	1,678	36,934	38,612	928	38,223	1991	2011	35 years
8319	Atria Cranford	Cranford	NJ	27,714	8,260	61,411	65	8,260	61,476	69,736	1,411	69,464	1993	2011	35 years
8335	Atria Tinton Falls	Tinton Falls	NJ	9,662	6,580	13,258	29	6,580	13,287	19,867	421	19,935	1999	2011	35 years
8524	Atria Summit Ridge	Reno	NV	—	4	407	3	4	410	414	72	676	1997	2011	35 years
8525	Atria Sunlake	Las Vegas	NV	—	7	732	13	7	745	752	125	3,950	1998	2011	35 years
8526	Atria Sutton	Las Vegas	NV	—	—	863	6	—	869	869	142	4,106	1998	2011	35 years
8587	Atria Seville	Las Vegas	NV	—	—	796	10	—	806	806	126	4,251	1999	2011	35 years
8309	Atria 86th Street	New York	NY	33,148	80	73,685	79	80	73,764	73,844	1,698	82,176	1998	2011	35 years
8310	Atria Great Neck	Great Neck	NY	15,315	3,390	54,051	14	3,390	54,065	57,455	1,175	57,274	1998	2011	35 years
8312	Atria Kew Gardens	Jamaica	NY	29,533	3,051	66,013	108	3,051	66,121	69,172	1,424	68,798	1999	2011	35 years
8313	Atria Briarcliff Manor	Briarcliff Manor	NY	15,254	6,560	33,885	64	6,560	33,949	40,509	808	40,457	1997	2011	35 years
8314	Atria Riverdale	Bronx	NY	22,914	1,020	24,149	29	1,020	24,178	25,198	656	25,075	1999	2011	35 years
8321	Atria Shaker	Albany	NY	13,087	1,520	29,667	5	1,520	29,672	31,192	703	31,028	1997	2011	35 years
8323	Atria South Setauket	South Setauket	NY	—	8,450	14,534	8	8,450	14,542	22,992	454	23,271	1967	2011	35 years
8325	Atria Huntington	Huntington Station	NY	6,887	8,190	1,169	14	8,190	1,183	9,373	171	9,535	1987	2011	35 years
8327	Atria Penfield	Penfield	NY	6,562	620	22,036	11	620	22,047	22,667	529	22,482	1972	2011	35 years
8328	Atria Greece	Rochester	NY	4,023	410	14,967	88	410	15,055	15,465	359	15,395	1970	2011	35 years
8329	Atria Lynbrook	Lynbrook	NY	7,080	3,145	5,489	14	3,145	5,503	8,648	229	8,802	1996	2011	35 years
8330	Atria Crossgate	Albany	NY	4,547	1,080	20,599	15	1,080	20,614	21,694	520	21,580	1980	2011	35 years
8331	Atria East Northport	East Northport	NY	—	9,960	34,467	191	9,960	34,658	44,618	862	44,562	1996	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
8436	Atria Rye Brook	Rye Brook	NY	45,613	9,660	74,936	61	9,660	74,997	84,657	1,676	84,131	2004	2011	35 years
8437	Atria on Roslyn Harbor	Roslyn	NY	65,325	12,909	72,720	5	12,909	72,725	85,634	1,582	85,246	2006	2011	35 years
8438	Atria Cutter Mill	Great Neck	NY	36,605	2,750	47,919	93	2,750	48,012	50,762	1,093	50,519	1999	2011	35 years
8439	Atria Glen Cove	Glen Cove	NY	11,705	2,035	25,190	650	2,035	25,840	27,875	727	27,170	1997	2011	35 years
8455	Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	3	4,440	31,986	36,426	741	36,296	1900	2011	35 years
8458	Atria Forest Hills	Forest Hills	NY	12,500	2,050	16,680	26	2,050	16,706	18,756	411	18,756	2001	2011	35 years
8461	Atria Plainview	Plainview	NY	14,299	2,480	16,060	—	2,480	16,060	18,540	408	18,582	2000	2011	35 years
8464	Atria Tanglewood	Lynbrook	NY	27,175	4,120	37,348	5	4,120	37,353	41,473	835	41,305	2005	2011	35 years
8467	Atria Woodlands	Ardsley	NY	47,967	7,660	65,581	100	7,660	65,681	73,341	1,492	73,127	2005	2011	35 years
8738	Atria Guilderland	Slingerlands	NY	—	1,170	22,414	4	1,170	22,418	23,588	528	23,510	1950	2011	35 years
8739	Atria on the Hudson	Ossining	NY	—	8,123	63,089	1,476	8,123	64,565	72,688	1,461	71,455	1972	2011	35 years
8338	Atria Bethlehem	Bethlehem	PA	13,312	2,479	22,870	80	2,479	22,950	25,429	598	25,342	1998	2011	35 years
8339	Atria South Hills	Pittsburgh	PA	5,132	880	10,884	3	880	10,887	11,767	323	11,772	1998	2011	35 years
8433	Atria Center City	Philadelphia	PA	24,738	3,460	18,291	23	3,460	18,314	21,774	526	21,776	1964	2011	35 years
8742	Atria Woodbridge Place	Phoenixville	PA	12,432	1,510	19,130	13	1,510	19,143	20,653	480	20,629	1996	2011	35 years
8602	Atria Bay Spring Village	Barrington	RI	14,162	2,000	33,400	534	2,000	33,934	35,934	823	35,594	2000	2011	35 years
8743	Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	12	2,810	31,635	34,445	567	34,378	1999	2011	35 years
8744	Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	11	2,089	21,713	23,802	427	23,825	1835	2011	35 years
8745	Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	10	1,440	12,696	14,136	308	14,100	2000	2011	35 years
8263	Atria Forest Lake	Columbia	SC	5,545	670	13,946	7	670	13,953	14,623	337	14,569	1999	2011	35 years
8205	Atria Weston Place	Knoxville	TN	10,155	793	7,961	6	793	7,967	8,760	260	8,772	1993	2011	35 years
8215	Atria Cypresswood	Spring	TX	9,728	880	9,192	19	880	9,211	10,091	244	10,075	1996	2011	35 years
8218	Atria Kingwood	Kingwood	TX	335	1,170	4,518	1	1,170	4,519	5,689	164	5,719	1998	2011	35 years
8234	Atria Copeland	Tyler	TX	10,544	1,879	17,901	2	1,879	17,903	19,782	458	19,624	1997	2011	35 years
8243	Atria Carrollton	Carrollton	TX	7,941	360	20,465	9	360	20,474	20,834	504	20,888	1998	2011	35 years
8247	Atria Grapevine	Grapevine	TX	10,201	2,070	23,104	6	2,070	23,110	25,180	562	25,035	1999	2011	35 years
8252	Atria Sugar Land	Sugar Land	TX	3,081	970	17,542	2	970	17,544	18,514	414	18,417	1999	2011	35 years
8254	Atria Westchase	Houston	TX	7,056	2,318	22,278	10	2,318	22,288	24,606	554	24,474	1999	2011	35 years
8257	Atria Richardson	Richardson	TX	11,214	1,590	23,662	14	1,590	23,676	25,266	565	25,112	1998	2011	35 years
8266	Atria Willow Park	Tyler	TX	11,807	920	31,271	28	920	31,299	32,219	813	31,923	1985	2011	35 years
8278	Atria Sandy	Sandy	UT	13,868	3,356	18,805	19	3,356	18,824	22,180	580	22,022	1986	2011	35 years
8239	Atria Virginia Beach (Hilltop)	Virginia Beach	VA	17,629	1,749	33,004	3	1,749	33,007	34,756	795	34,489	1998	2011	35 years

	TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			1,311,988	354,589	2,963,329	19,806	354,589	2,983,135	3,337,724	71,171	3,350,450

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	OTHER SENIORS HOUSING COMMUNITIES
3880	Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	11	1,040	19,156	20,196	304	20,077	2000	2011	35 years
3873	Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	—	1,720	11,270	12,990	192	12,917	1999	2011	35 years
3881	Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	—	1,020	10,241	11,261	178	11,187	2000	2011	35 years
3106	CaraVita Village	Montgomery	AL	—	779	8,507	802	779	9,309	10,088	2,003	8,085	1987	2005	35 years
3800	Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	808	4,888	1999	2006	35 years
7635	Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	67	4,695	1998	2011	35 years
7567	The Arches	Benton	AR	—	330	1,462	—	330	1,462	1,792	32	2,032	1990	2011	35 years
3821	Elmcroft of Blytheville	Blytheville	AR	—	294	2,946	—	294	2,946	3,240	435	2,805	1997	2006	35 years
3605	West Shores	Hot Springs	AR	—	1,326	10,904	—	1,326	10,904	12,230	2,089	10,141	1988	2005	35 years
3822	Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	1,122	7,731	1997	2006	35 years
3823	Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	1,324	7,851	1997	2006	35 years
3825	Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	840	6,173	1997	2006	35 years
7301	Chandler Memory Care Community	Chandler	AZ	—	2,910	—	7,944	2,910	7,944	10,854	—	10,854	2011	2011	35 years
3601	Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	2,865	13,459	1986	2005	35 years
7308	Silver Creek Inn Memory Care Community	Gilbert	AZ	—	—	—	2,362	—	2,362	2,362	—	2,362	CIP	2011	CIP
7010	Arbor Rose	Mesa	AZ	—	1,100	11,880	1,576	1,100	13,456	14,556	186	14,485	1999	2011	35 years
3894	Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	3	1,090	12,945	14,035	218	13,946	1999	2011	35 years
3891	Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	—	1,940	5,195	7,135	105	7,096	1999	2011	35 years
2803	Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	1,855	8,517	1977	2005	35 years
7072	Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	283	22,680	2004	2011	35 years
3811	Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	4,498	27,731	1987	2006	35 years
2245	Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	168	14,142	1989	2011	35 years
2813	Emeritus at Barrington Court	Danville	CA	—	360	4,640	—	360	4,640	5,000	814	4,186	1999	2006	35 years
3805	Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	4,817	30,606	1986	2006	35 years
7480	Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	27	1,170	5,255	6,425	96	6,386	1997	2011	35 years
3808	Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	901	7,631	1997	2006	35 years
3810	Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	8,761	59,692	1964	2006	35 years
3809	Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	2,281	14,257	1974	2006	35 years
1701	Villa de Palma	Placentia	CA	—	1,260	10,174	—	1,260	10,174	11,434	184	14,831	1982	2011	35 years
2244	Wellington Place	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	104	11,962	1999	2011	35 years
7481	The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	355	23,186	2007	2011	35 years
2815	Emeritus at Roseville Gardens	Roseville	CA	—	220	2,380	—	220	2,380	2,600	422	2,178	1996	2006	35 years
3807	Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,013	7,969	1999	2006	35 years
2243	Land of Cortese Assisted Living	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	166	11,514	1998	2011	35 years
1700	Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	—	2,660	9,560	12,220	170	14,460	1985	2011	35 years
3604	Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	—	1,219	12,426	13,645	2,369	11,276	1977	2005	35 years
1702	Maria del Sol	Santa Maria	CA	—	1,950	1,726	—	1,950	1,726	3,676	70	3,635	1967	2011	35 years
2804	Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	2,689	11,717	1986	2005	35 years
2242	Buena Vista Knolls	Vista	CA	—	1,630	5,640	—	1,630	5,640	7,270	112	8,444	1980	2011	35 years
3806	Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	3,222	25,336	1982	2006	35 years
1712	Westminster Terrace	Westminster	CA	—	1,700	11,514	—	1,700	11,514	13,214	189	13,646	2001	2011	35 years
7485	Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	140	8,784	1998	2011	35 years
7486	Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	48	3,197	1995	2011	35 years
7110	Devonshire Acres	Sterling	CO	—	950	13,569	—	950	13,569	14,519	225	14,431	1979	2011	35 years
7292	Gardenside Terrace	Brandford	CT	—	7,000	31,518	—	7,000	31,518	38,518	509	38,328	1999	2011	35 years
7291	Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	680	45,633	2002	2011	35 years
2802	Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	2,855	12,014	1999	2004	35 years
7636	Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	106	7,205	1999	2011	35 years
7120	Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	141	8,665	1988	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
2807	Emeritus at Bonita Springs	Bonita Springs	FL	9,380	1,540	10,783	—	1,540	10,783	12,323	2,932	9,391	1989	2005	35 years
2808	Emeritus at Boynton Beach	Boynton Beach	FL	14,375	2,317	16,218	—	2,317	16,218	18,535	4,211	14,324	1999	2005	35 years
7638	Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	97	6,331	1999	2011	35 years
7231	Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	208	15,086	1999	2011	35 years
2809	Emeritus at Deer Creek	Deerfield	FL	—	1,399	9,791	—	1,399	9,791	11,190	2,929	8,261	1999	2005	35 years
7639	Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	93	6,170	1999	2011	35 years
7520	The Peninsula	Hollywood	FL	—	3,660	9,122	—	3,660	9,122	12,782	185	14,257	1972	2011	35 years
3102	Highland Terrace	Inverness	FL	—	269	4,108	—	269	4,108	4,377	899	3,478	1997	2005	35 years
3801	Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	872	5,488	1998	2006	35 years
2810	Emeritus at Jensen Beach	Jensen Beach	FL	12,899	1,831	12,820	—	1,831	12,820	14,651	3,468	11,183	1999	2005	35 years
3970	The Carlisle Naples	Naples	FL	37,593	8,406	78,091	—	8,406	78,091	86,497	646	86,778	N/A	2011	35 years
7121	Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	143	9,401	1996	2011	35 years
7122	Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	—	790	5,605	6,395	102	6,388	2005	2011	35 years
1707	Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	—	2,230	2,362	4,592	64	6,938	1999	2011	35 years
7637	Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	87	5,555	1999	2011	35 years
1708	Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	—	2,430	17,745	20,175	305	20,056	1999	2011	35 years
1714	Magnolia Place	Tallahassee	FL	—	640	8,013	—	640	8,013	8,653	128	8,605	1999	2011	35 years
7230	Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	239	17,974	2000	2011	35 years
3874	Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	2	5,410	20,946	26,356	337	26,261	2001	2011	35 years
7410	Augusta Gardens	Augusta	GA	—	530	10,262	—	530	10,262	10,792	172	10,715	1997	2011	35 years
3104	Tara Plantation	Cumming	GA	—	1,381	7,707	—	1,381	7,707	9,088	1,654	7,434	1998	2005	35 years
3103	Peachtree Estates	Dalton	GA	—	501	5,229	—	501	5,229	5,730	1,157	4,573	2000	2005	35 years
3888	Elmcroft of Mt. Zion	Jonesboro	GA	—	1,140	15,447	—	1,140	15,447	16,587	257	16,482	2000	2011	35 years
3107	The Sanctuary at Northstar	Kennesaw	GA	—	906	5,614	—	906	5,614	6,520	1,189	5,331	2001	2005	35 years
3101	Greenwood Gardens	Marietta	GA	—	706	3,132	—	706	3,132	3,838	750	3,088	1997	2005	35 years
3887	Elmcroft of Milford Chase	Marietta	GA	—	3,350	7,431	—	3,350	7,431	10,781	143	10,737	2000	2011	35 years
3826	Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	870	6,302	1997	2007	35 years
3100	Winterville Retirement	Winterville	GA	—	243	7,418	—	243	7,418	7,661	1,552	6,109	1999	2005	35 years
7000	Windsor Court of Carmel	Carmel	IN	—	1,110	1,933	—	1,110	1,933	3,043	46	5,058	1998	2011	35 years
1573	Azalea Hills	Floyds Knobs	IN	—	2,370	8,708	—	2,370	8,708	11,078	148	13,108	2008	2011	35 years
3606	Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	—	1,315	18,185	19,500	3,300	16,200	1987	2005	35 years
1559	Greensburg Assisted Living	Greensburg	IN	—	420	1,764	—	420	1,764	2,184	38	2,184	1999	2011	35 years
1551	Summit West	Indianapolis	IN	—	1,240	7,922	—	1,240	7,922	9,162	142	9,372	1998	2011	35 years
3603	The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,190	5,750	1985	2005	35 years
3607	Towne Centre	Merrillville	IN	—	1,291	27,709	—	1,291	27,709	29,000	8,163	20,837	1987	2006	35 years
1564	Lakeview Commons of Monticello	Monticello	IN	—	250	5,263	—	250	5,263	5,513	84	5,480	1999	2011	35 years
3827	Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	1,442	10,020	1998	2007	35 years
7482	Wood Ridge	South Bend	IN	—	590	4,850	57	590	4,907	5,497	85	5,462	1990	2011	35 years
7344	Drury Place at Alvamar	Lawrence	KS	—	1,700	9,156	—	1,700	9,156	10,856	159	10,799	1995	2011	35 years
7345	Drury Place at Salina	Salina	KS	—	1,300	1,738	—	1,300	1,738	3,038	50	4,091	1989	2011	35 years
7346	Drury Place Retirement Apartments	Topeka	KS	—	390	6,217	—	390	6,217	6,607	106	6,568	1986	2011	35 years
2510	Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	1,575	4,299	1997	2004	30 years
2805	Summerville at Farm Pond	Framingham	MA	39,311	5,819	33,361	—	5,819	33,361	39,180	6,985	32,195	1999	2004	35 years
2806	Whitehall Estate	Hyannis	MA	6,681	1,277	9,063	—	1,277	9,063	10,340	1,825	8,515	1999	2005	35 years
1738	Wingate at Silver Lake	Kingston	MA	—	3,330	20,624	—	3,330	20,624	23,954	375	23,777	1996	2011	35 years
1709	Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	—	2,010	1,293	3,303	45	5,415	1999	2011	35 years
7130	Clover Healthcare	Auburn	ME	—	1,400	26,895	—	1,400	26,895	28,295	463	28,111	1982	2011	35 years
7132	Gorham House	Gorham	ME	—	1,360	33,147	—	1,360	33,147	34,507	513	34,335	1990	2011	35 years
7131	Sentry Hill	York	ME	—	3,490	19,869	—	3,490	19,869	23,359	319	23,270	2000	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
3878	Elmcroft of Downriver	Brownstown	MI	9,273	320	32,652	—	320	32,652	32,972	501	32,774	2000	2011	35 years
3883	Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	—	510	13,976	14,486	240	14,379	2001	2011	35 years
7421	Primrose Austin	Austin	MN	—	2,540	11,707	—	2,540	11,707	14,247	183	14,195	2002	2011	35 years
7423	Primrose Duluth	Duluth	MN	—	6,190	8,296	—	6,190	8,296	14,486	149	14,912	2003	2011	35 years
7424	Primrose Mankato	Mankato	MN	—	1,860	8,920	—	1,860	8,920	10,780	153	10,726	1999	2011	35 years
3608	Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	3,680	9,881	2000	2006	35 years
3609	Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,497	4,042	1981	2006	35 years
7521	Silver Oak SL of Butler	Butler	MO	—	520	648	—	520	648	1,168	23	1,155	1995	2011	35 years
7522	Silver Oak SL of Lamar	Lamar	MO	—	1,650	810	—	1,650	810	2,460	23	2,459	1996	2011	35 years
7523	Silver Oak SL of Nevada I	Nevada	MO	—	630	373	—	630	373	1,003	17	995	1993	2011	35 years
7524	Silver Oak SL of Nevada II	Nevada	MO	—	790	324	—	790	324	1,114	16	1,108	1996	2011	35 years
7300	Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	—	420	11,217	11,637	90	11,547	2011	2011	35 years
2240	Rainbow Retirement Community	Great Falls	MT	—	386	5,254	573	386	5,827	6,213	305	5,908	1998	2010	35 years
7090	Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	245	15,952	1998	2011	35 years
3802	Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	749	4,578	1997	2006	35 years
7093	Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	293	19,479	1999	2011	35 years
7092	Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	242	16,701	1997	2011	35 years
7097	Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	134	12,713	2005	2011	35 years
7098	Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	310	21,088	2005	2011	35 years
7095	Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	238	16,504	2000	2011	35 years
3846	Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	530	3,246	1984	2006	35 years
7091	Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	390	26,459	1999	2011	35 years
7094	Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	247	16,257	2000	2011	35 years
3866	Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	538	11,424	1998	2010	35 years
7096	Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	177	14,087	2005	2011	35 years
7422	Primrose Bismarck	Bismarck	ND	—	1,210	9,768	—	1,210	9,768	10,978	158	10,921	1994	2011	35 years
3602	Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	2,305	10,961	1985	2005	35 years
7020	Brandywine at Brick	Brick	NJ	—	1,490	16,747	—	1,490	16,747	18,237	256	18,091	1999	2011	35 years
3890	Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	—	1,150	26,527	27,677	411	27,521	1998	2011	35 years
2233	Cottonbloom Assisted Living	Las Cruces	NM	—	153	897	109	153	1,006	1,159	79	1,080	1996	2009	35 years
2239	Peachtree Village Retirement Community	Roswell	NM	—	161	2,161	193	161	2,354	2,515	135	2,380	1999	2010	35 years
3600	The Amberleigh	Amherst	NY	—	3,498	19,097	—	3,498	19,097	22,595	3,883	18,712	1988	2005	35 years
7290	Castle Gardens	Vestal	NY	—	1,830	20,312	—	1,830	20,312	22,142	333	21,993	1994	2011	35 years
2819	Inn at Lakeview	Grovepoint	OH	—	770	11,220	—	770	11,220	11,990	187	13,401	1998	2011	35 years
3847	Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	497	3,361	1998	2006	35 years
3885	Elmcroft of Lorain	Lorain	OH	—	500	15,461	—	500	15,461	15,961	256	15,851	2000	2011	35 years
3812	Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	1,176	7,315	1998	2006	35 years
2817	Summerville at Camelot Place	Medina	OH	—	340	21,566	—	340	21,566	21,906	340	21,758	1995	2011	35 years
2821	Inn at Medina	Medina	OH	—	1,110	24,700	—	1,110	24,700	25,810	384	25,652	2000	2011	35 years
3813	Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	1,445	9,004	1999	2006	35 years
3814	Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	1,862	11,984	1998	2006	35 years
2818	Hillenvale	Mt. Vernon	OH	—	1,100	12,493	—	1,100	12,493	13,593	206	14,361	2001	2011	35 years
3816	Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	—	980	12,604	13,584	1,861	11,723	2000	2006	35 years
3848	Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	414	3,040	1999	2006	35 years
2822	Inn at North Hills	Zanesville	OH	—	1,560	11,067	—	1,560	11,067	12,627	189	14,318	1996	2011	35 years
3889	Elmcroft of Quail Springs	Oklahoma	OK	—	500	16,632	—	500	16,632	17,132	273	17,017	1999	2011	35 years
7349	Southern Hills Nursing Center	Tulsa	OK	—	750	10,739	—	750	10,739	11,489	216	11,377	1981	2011	35 years
1518	Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	—	4,400	8,353	12,753	158	12,735	2000	2011	35 years
1526	Avamere court at Keizer	Keizer	OR	—	1,260	30,183	—	1,260	30,183	31,443	498	31,317	1970	2011	35 years
1523	The Stafford	Lake Oswego	OR	—	1,800	16,122	—	1,800	16,122	17,922	275	17,844	2008	2011	35 years
1527	The Pearl at Kruse Way	Lake Oswego	OR	—	2,000	12,880	—	2,000	12,880	14,880	214	14,842	2005	2011	35 years
1525	Avamere at Three Fountains	Medford	OR	—	2,340	33,187	—	2,340	33,187	35,527	541	35,407	1974	2011	35 years
1521	Avamere at Newberg	Newberg	OR	—	1,320	4,664	—	1,320	4,664	5,984	93	5,957	1999	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
1524	Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	—	1,910	4,249	6,159	96	6,131	1972	2011	35 years
1516	Avamere at Bethany	Portland	OR	—	3,150	16,740	—	3,150	16,740	19,890	282	19,826	2002	2011	35 years
1520	Avamere at Sandy	Sandy	OR	—	1,000	7,309	—	1,000	7,309	8,309	133	8,268	1999	2011	35 years
1522	Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	—	1,940	4,027	5,967	93	5,940	1998	2011	35 years
1519	Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	—	1,010	7,051	8,061	129	8,021	2000	2011	35 years
7483	Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	69	5,806	1991	2011	35 years
1517	Avamere at St Helens	St. Helens	OR	—	1,410	10,496	—	1,410	10,496	11,906	179	11,857	2000	2011	35 years
3849	Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	839	6,018	1986	2006	35 years
3853	Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	1,267	8,713	1998	2006	35 years
3851	Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	995	5,857	1998	2006	35 years
1703	Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	—	1,660	12,624	14,284	222	15,011	1999	2011	35 years
3817	Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	1,151	7,078	1998	2006	35 years
3850	Elmcroft of Altoona	Duncansville	PA	—	331	4,729	—	331	4,729	5,060	698	4,362	1997	2006	35 years
3111	Moorehead House	Indiana	PA	—	550	15,804	—	550	15,804	16,354	241	16,257	1997	2011	35 years
7223	Laurels at Kingston	Kingston	PA	—	1,020	3,080	—	1,020	3,080	4,100	77	4,091	1992	2011	35 years
3818	Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	1,083	6,493	1999	2006	35 years
3854	Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	836	5,062	1999	2006	35 years
3855	Elmcroft of Reedsville	Lewistown	PA	—	189	5,170	—	189	5,170	5,359	763	4,596	1998	2006	35 years
2502	Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	1,330	3,946	1997	2004	30 years
3856	Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	504	3,321	1999	2006	35 years
7224	Laurels at Old Forge	Old Forge	PA	—	210	1,806	—	210	1,806	2,016	43	1,992	1990	2011	35 years
2504	Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	2,578	7,652	1997	2004	30 years
7221	Laurels at Mid Valley	Peckville	PA	—	500	2,885	—	500	2,885	3,385	67	3,509	1989	2011	35 years
2503	Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	996	2,597	1997	2004	30 years
2501	Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,322	3,449	1997	2004	30 years
3857	Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	730	4,850	1998	2006	35 years
3858	Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	878	5,841	1994	2006	35 years
2511	Mifflin Court	Shillington	PA	—	689	4,265	351	689	4,616	5,305	1,084	4,221	1997	2004	35 years
3815	Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,127	6,710	1999	2006	35 years
3860	Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,093	6,634	1997	2006	35 years
7225	Laurels at Wyoming	Wyoming	PA	—	140	2,107	—	140	2,107	2,247	49	2,400	1993	2011	35 years
1704	Outlook Pointe at York	York	PA	—	1,260	6,923	—	1,260	6,923	8,183	121	8,340	1999	2011	35 years
3108	Langston House	Clinton	SC	—	470	1,773	—	470	1,773	2,243	39	2,224	1997	2011	35 years
3803	Elmcroft of Florence SC	Florence	SC	—	108	7,620	—	108	7,620	7,728	1,125	6,603	1998	2006	35 years
3110	Pinewood House	Goose Creek	SC	—	1,170	11,629	—	1,170	11,629	12,799	180	12,732	1998	2011	35 years
3109	Ashley House	Greenwood	SC	—	540	1,446	—	540	1,446	1,986	35	2,290	1997	2011	35 years
3105	The Inn at Seneca	Seneca	SC	—	365	2,768	—	365	2,768	3,133	631	2,502	1999	2005	35 years
7420	Primrose Aberdeen	Aberdeen	SD	—	850	659	—	850	659	1,509	26	4,602	1991	2011	35 years
7425	Primrose Place	Aberdeen	SD	—	310	3,242	—	310	3,242	3,552	55	3,797	2000	2011	35 years
7426	Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	147	9,524	1997	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
7427	Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	—	2,180	12,936	15,116	221	15,034	2002	2011	35 years
3868	Elmcroft of Bartlett	Bartlett	TN	—	570	25,552	—	570	25,552	26,122	397	25,965	1999	2011	35 years
1706	Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	—	470	16,006	16,476	253	16,374	1999	2011	35 years
3804	Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	627	3,708	1998	2006	35 years
3875	Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	—	580	7,568	8,148	139	8,084	1999	2011	35 years
7634	Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	109	7,329	2000	2011	35 years
1710	Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	—	590	10,043	10,633	164	10,567	1999	2011	35 years
3819	Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	1,154	6,683	2000	2006	35 years
3862	Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	1,579	9,557	2000	2006	35 years
3863	Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,046	6,220	2000	2006	35 years
3892	Elmcroft of Twin Hills	Madison	TN	—	860	8,208	—	860	8,208	9,068	150	9,002	1999	2011	35 years
7630	Kennington Place	Memphis	TN	—	1,820	4,748	—	1,820	4,748	6,568	126	6,497	1989	2011	35 years
7631	Heritage Place	Memphis	TN	—	2,250	3,333	—	2,250	3,333	5,583	108	5,521	1985	2011	35 years
7632	Franklin Park	Memphis	TN	—	1,240	2,657	—	1,240	2,657	3,897	83	3,847	1989	2011	35 years
7633	Glenmary Senior Manor	Memphis	TN	—	510	5,860	—	510	5,860	6,370	132	6,295	1964	2011	35 years
1705	Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	—	940	8,030	8,970	137	9,439	1999	2011	35 years
3871	Elmcroft of Brentwood	Nashville	TN	—	960	22,020	—	960	22,020	22,980	347	22,844	1998	2011	35 years
3923	Trenton Health Care Center	Trenton	TN	—	460	6,058	—	460	6,058	6,518	114	6,972	1974	2011	35 years
3899	Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	—	2,650	14,060	16,710	235	16,629	1998	2011	35 years
3867	Elmcroft of Austin	Austin	TX	—	2,770	25,820	—	2,770	25,820	28,590	405	28,448	2000	2011	35 years
3869	Elmcroft of Bedford	Bedford	TX	7,728	770	19,691	—	770	19,691	20,461	314	20,335	1999	2011	35 years
3893	Elmcroft of Rivershire	Conroe	TX	—	860	32,671	4	860	32,675	33,535	505	33,338	1997	2011	35 years
7605	Heritage Oaks Retirement Village	Corsicana	TX	—	790	30,636	—	790	30,636	31,426	489	31,240	1996	2011	35 years
7484	Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	92	6,380	1995	2011	35 years
3879	Elmcroft of Garland	Garland	TX	—	850	12,482	—	850	12,482	13,332	211	13,244	1999	2011	35 years
3870	Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	—	3,970	15,919	19,889	260	19,811	1999	2011	35 years
3877	Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	9	1,580	21,810	23,390	344	23,261	1998	2011	35 years
3882	Elmcroft of Irving	Irving	TX	—	1,620	18,755	2	1,620	18,757	20,377	299	20,265	1999	2011	35 years
3610	Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	571	4,529	1998	2008	35 years
3884	Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	—	710	14,765	15,475	240	15,378	1998	2011	35 years
3896	Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	3	6,280	10,551	16,831	183	16,803	1998	2011	35 years
3897	Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	20	920	13,031	13,951	216	13,863	1999	2011	35 years
3876	Elmcroft of Cottonwood	Temple	TX	—	630	17,515	—	630	17,515	18,145	279	18,033	1997	2011	35 years
3886	Elmcroft of Mainland	Texas City	TX	—	520	14,849	—	520	14,849	15,369	241	15,270	1996	2011	35 years
3895	Elmcroft of Victoria	Victoria	TX	—	440	13,040	—	440	13,040	13,480	213	13,390	1997	2011	35 years
3872	Elmcroft of Wharton	Wharton	TX	—	320	13,799	—	320	13,799	14,119	224	14,025	1996	2011	35 years
3865	Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	965	6,398	1999	2006	35 years
2820	Summerville at Ridgewood	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	252	18,107	1998	2011	35 years
1717	Cooks Hill Manor	Cetralia	WA	—	520	6,144	—	520	6,144	6,664	111	7,858	1993	2011	35 years
1716	The Sequoia	Olympia	WA	—	1,490	13,724	—	1,490	13,724	15,214	231	17,082	1995	2011	35 years
1713	Birchview	Sedro Wolley	WA	—	210	14,145	—	210	14,145	14,355	217	14,270	1996	2011	35 years
1718	Discovery Memory care	Sequim	WA	—	320	10,544	—	320	10,544	10,864	170	10,794	1961	2011	35 years
7370	The Academy Retirement Comm	Spokane	WA	—	650	3,741	—	650	3,741	4,391	82	5,593	1959	2011	35 years
1715	The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	—	2,200	5,938	8,138	133	13,733	1976	2011	35 years
1611	Jansen House	Appleton	WI	—	130	1,834	—	130	1,834	1,964	33	1,960	1996	2011	35 years
1612	Margaret house	Appleton	WI	—	140	2,016	—	140	2,016	2,156	36	2,151	1997	2011	35 years
7590	Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	41	2,631	1998	2011	35 years
7033	Harbor House Beloit	Beloit	WI	—	150	4,356	—	150	4,356	4,506	69	4,480	1990	2011	35 years
7032	Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	70	4,654	1991	2011	35 years
7591	Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	32	2,519	2001	2011	35 years
1631	Harmony of Denmark	Denmark	WI	1,182	220	2,228	—	220	2,228	2,448	39	2,537	1995	2011	35 years
7035	Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	97	6,434	1996	2011	35 years
7592	Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	42	2,925	1998	2011	35 years
1642	Harmony of Brenwood Park	Franklin	WI	6,174	1,870	13,804	—	1,870	13,804	15,674	214	15,607	2003	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
1601	Windsor House of Glendale East	Glendale	WI	—	1,810	943	—	1,810	943	2,753	21	2,772	1999	2011	35 years
1602	Windsor House of Glendale West	Glendale	WI	—	1,800	935	—	1,800	935	2,735	21	2,754	1999	2011	35 years
7321	Laurel Oaks	Glendale	WI	—	2,390	43,587	—	2,390	43,587	45,977	689	45,728	1988	2011	35 years
1630	Harmony of Green Bay	Green Bay	WI	3,077	640	5,008	—	640	5,008	5,648	84	6,174	1990	2011	35 years
7326	Layton Terrace	Greenfield	WI	8,160	3,490	39,201	—	3,490	39,201	42,691	632	42,467	1999	2011	35 years
1600	Cambridge House	Hartland	WI	—	640	1,663	—	640	1,663	2,303	34	3,309	1985	2011	35 years
1606	Winchester Place	Horicon	WI	—	340	3,327	—	340	3,327	3,667	61	3,659	2002	2011	35 years
7593	Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	41	2,706	1997	2011	35 years
1645	Harmony of Kenosha	Kenosha	WI	4,005	1,180	8,717	—	1,180	8,717	9,897	138	9,852	1999	2011	35 years
7030	Harbor House Kenosha	Kenosha	WI	—	710	3,254	—	710	3,254	3,964	54	4,593	1996	2011	35 years
1637	Harmony Commons of Stevens Point	Madison	WI	—	760	2,242	—	760	2,242	3,002	48	4,582	2005	2011	35 years
1638	Harmony of Madison	Madison	WI	4,146	650	4,279	—	650	4,279	4,929	77	6,272	1998	2011	35 years
1633	Harmony of Manitowoc	Manitowoc	WI	4,866	450	10,101	—	450	10,101	10,551	159	10,491	1997	2011	35 years
7039	Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	25	1,651	1997	2011	35 years
1647	Harmony of McFarland	McFarland	WI	3,717	640	4,647	—	640	4,647	5,287	80	6,193	1998	2011	35 years
1614	Acorn Ridge	Menasha	WI	—	110	537	—	110	537	647	11	877	1994	2011	35 years
1615	Emeral Ridge	Menasha	WI	—	110	537	—	110	537	647	11	869	1994	2011	35 years
1616	Silver Ridge	Menasha	WI	—	90	557	—	90	557	647	12	966	1993	2011	35 years
1617	West Ridge	Menasha	WI	—	90	557	—	90	557	647	12	982	1993	2011	35 years
1639	Riverview Village	Menomonee Falls	WI	5,892	2,170	11,758	—	2,170	11,758	13,928	184	13,875	2003	2011	35 years
7322	The Arboretum	Menomonee Falls	WI	8,545	5,640	49,083	—	5,640	49,083	54,723	813	54,434	1989	2011	35 years
7034	Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	80	5,426	1990	2011	35 years
1608	Phyllis Elaine	Neenah	WI	—	710	1,157	—	710	1,157	1,867	24	1,955	2006	2011	35 years
1609	Judy Harris	Neenah	WI	—	720	2,339	—	720	2,339	3,059	43	3,061	2007	2011	35 years
1613	Irish Road	Neenah	WI	—	320	1,036	—	320	1,036	1,356	22	2,127	2001	2011	35 years
1603	Windsor House Oak Creek	Oak Creek	WI	—	800	2,167	—	800	2,167	2,967	38	2,972	1997	2011	35 years
7325	Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	199	13,466	1992	2011	35 years
7036	Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	21	1,688	1993	2011	35 years
1607	Wyndham House	Pewaukee	WI	—	1,180	4,124	—	1,180	4,124	5,304	75	5,561	2001	2011	35 years
1643	Harmony of Racine	Racine	WI	9,747	590	11,726	—	590	11,726	12,316	182	12,249	1998	2011	35 years
1644	Harmony of Commons of Racine	Racine	WI	—	630	11,245	—	630	11,245	11,875	176	11,810	2003	2011	35 years
7037	Harbor House Rib Mountain	Rib Mountain	WI	—	350	3,413	—	350	3,413	3,763	56	3,742	1997	2011	35 years
1634	Harmony of Sheboygan	Sheboygan	WI	9,019	810	17,908	—	810	17,908	18,718	279	18,614	1996	2011	35 years
7038	Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	98	7,239	1995	2011	35 years
1604	Windsor House of St. Francis I	St. Francis	WI	—	1,370	1,428	—	1,370	1,428	2,798	28	2,897	2000	2011	35 years
1605	Windsor House of St. Francis II	St. Francis	WI	—	1,370	1,666	—	1,370	1,666	3,036	31	3,049	2000	2011	35 years
7324	Howard Village of St. Francis	St. Francis	WI	5,760	2,320	17,232	—	2,320	17,232	19,552	286	19,453	2001	2011	35 years
1636	Harmony of Stevens Point	Stevens Point	WI	8,231	790	10,081	—	790	10,081	10,871	162	11,578	2002	2011	35 years
1646	Harmony of Stoughton	Stoughton	WI	1,635	490	9,298	—	490	9,298	9,788	147	9,733	1997	2011	35 years
7031	Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	56	3,889	1992	2011	35 years
1632	Harmony of Two Rivers	Two Rivers	WI	2,626	330	3,538	—	330	3,538	3,868	60	4,444	1998	2011	35 years
7320	Oak Hill Terrace	Waukesha	WI	5,350	2,040	40,298	—	2,040	40,298	42,338	652	42,091	1985	2011	35 years
1640	Harmony of Terrace Court	Wausau	WI	7,325	430	5,037	—	430	5,037	5,467	83	5,815	1996	2011	35 years
1641	Harmony of Terrace Commons	Wausau	WI	—	740	6,556	—	740	6,556	7,296	109	8,022	2000	2011	35 years
7327	Hart Park Square	Wauwatosa	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	351	23,402	2005	2011	35 years
7323	Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	384	24,728	1996	2011	35 years
1635	Harmony of Wisconsin Rapids	Wisconsin Rapids	WI	1,095	520	4,349	—	520	4,349	4,869	76	4,838	2000	2011	35 years
1610	Wrightstown	Wrightstown	WI	—	140	376	—	140	376	516	12	1,158	1999	2011	35 years
1711	Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	—	1,950	14,489	16,439	228	16,362	1999	2011	35 years
3820	Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	1,228	7,340	1999	2006	35 years
7487	Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	—	3,600	1996	2011	35 years

	TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			249,542	371,851	3,105,390	14,498	371,851	3,119,888	3,491,739	182,115	3,405,608
	TOTAL FOR SENIORS HOUSING COMMUNITIES			2,374,138	1,144,232	10,390,029	80,091	1,144,399	10,469,953	11,614,352	939,516	10,883,717

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
	PERSONAL CARE FACILITIES
3721	ResCare Tangram—Ranch	Kingsbury	TX	—	147	806	—	147	806	953	534	419	N/A	1998	20 years
3722	ResCare Tangram—Mesquite	Kingsbury	TX	—	15	1,078	—	15	1,078	1,093	714	379	N/A	1998	20 years
3723	ResCare Tangram—Hacienda	Kingsbury	TX	—	31	841	—	31	841	872	557	315	N/A	1998	20 years
3726	ResCare Tangram—Loma Linda	Kingsbury	TX	—	40	220	—	40	220	260	146	114	N/A	1998	20 years
3724	ResCare Tangram—Texas Hill Country School	Maxwell	TX	—	54	934	—	54	934	988	619	369	N/A	1998	20 years
3725	ResCare Tangram—Chaparral	Maxwell	TX	—	82	552	—	82	552	634	366	268	N/A	1998	20 years
3727	ResCare Tangram—Sierra Verde & Roca Vista	Maxwell	TX	—	20	910	—	20	910	930	603	327	N/A	1998	20 years
3719	ResCare Tangram—618 W. Hutchinson	San Marcos	TX	—	226	1,175	—	226	1,175	1,401	779	622	N/A	1998	20 years

	TOTAL FOR PERSONAL CARE FACILITIES			—	615	6,516	—	615	6,516	7,131	4,318	2,813
	MEDICAL OFFICE BUILDINGS
6370	St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	952	—	26,250	26,250	1,552	29,066	2005	2010	35 years
6371	St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	21	—	12,719	12,719	917	12,872	1989	2010	35 years
6372	St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	483	—	8,091	8,091	691	8,283	1985	2010	35 years
3065	Crestwood Medical Pavilion	Huntsville	AL	5,684	625	16,178	—	625	16,178	16,803	288	18,145	1994	2011	35 years
6822	Mercy Gilbert Medical Plaza	Gilbert	AZ	—	720	11,277	14	720	11,291	12,011	234	17,518	2007	2011	35 years
5001	Arrowhead Orchards MOB-A	Glendale	AZ	—	825	6,624	—	825	6,624	7,449	46	8,574	2003	2011	35 years
5002	Arrowhead Orchards MOB-B	Glendale	AZ	—	744	6,045	—	744	6,045	6,789	39	7,356	2006	2011	35 years
6707	Thunderbird Paseo Medical Plaza	Glendale	AZ	10,268	—	12,904	—	—	12,904	12,904	—	15,175	1997	2011	35 years
6708	Thunderbird Paseo Medical Plaza II	Glendale	AZ	6,732	—	8,100	—	—	8,100	8,100	—	9,504	2001	2011	35 years
6711	Cobre Valley Medical Plaza	Globe	AZ	2,480	—	3,785	—	—	3,785	3,785	—	4,026	1998	2011	35 years
6700	Desert Samaritan Medical Building I	Mesa	AZ	8,011	—	11,923	—	—	11,923	11,923	—	12,837	1977	2011	35 years
6701	Desert Samaritan Medical Building II	Mesa	AZ	5,965	—	7,395	—	—	7,395	7,395	—	8,662	1980	2011	35 years
6702	Desert Samaritan Medical Building III	Mesa	AZ	10,242	—	13,665	—	—	13,665	13,665	—	15,082	1986	2011	35 years
6703	Deer Valley Medical Office Building II	Phoenix	AZ	14,177	—	22,663	—	—	22,663	22,663	75	24,820	2002	2011	35 years
6704	Deer Valley Medical Office Building III	Phoenix	AZ	11,687	—	19,521	—	—	19,521	19,521	57	21,153	2009	2011	35 years
6706	Edwards Medical Plaza	Phoenix	AZ	12,702	—	18,999	—	—	18,999	18,999	81	20,912	1984	2011	35 years
6710	Papago Medical Park	Phoenix	AZ	7,616	—	12,172	—	—	12,172	12,172	—	13,613	1989	2011	35 years
6809	Burbank Medical Plaza	Burbank	CA	13,521	1,241	23,322	—	1,241	23,322	24,563	479	33,803	2004	2011	35 years
6827	Burbank Medical Plaza II	Burbank	CA	30,346	491	45,641	632	491	46,273	46,764	751	51,201	2008	2011	35 years
6808	Eden Medical Plaza	Castro Valley	CA	—	258	2,455	71	258	2,526	2,784	83	6,361	1998	2011	25 years
6828	Sutter Medical Center	Castro Valley	CA	4,208	—	—	10,656	—	10,656	10,656	—	10,656	CIP	2011	CIP
6818	PMB Chula Vista	Chula Vista	CA	15,985	2,964	19,393	13	2,964	19,406	22,370	398	24,396	2001	2011	35 years
6810	St. Francis Lynwood Medical	Lynwood	CA	9,264	688	8,385	112	688	8,497	9,185	242	16,336	1993	2011	32 years
6824	PMB Mission Hills	Mission Hills	CA	15,299	15,468	—	16,514	15,468	16,514	31,982	—	31,982	CIP	2011	CIP
6816	PDP Mission Viejo	Mission Viejo	CA	46,731	1,916	77,022	19	1,916	77,041	78,957	1,302	93,611	2007	2011	35 years
6817	PDP Orange	Orange	CA	49,051	1,752	61,647	—	1,752	61,647	63,399	1,085	75,140	2008	2011	35 years
6823	NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	932	3,138	84,344	87,482	1,473	105,125	2009	2011	35 years
6826	Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	504	36,076	2009	2011	35 years
6815	Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	—	3,233	71,435	74,668	1,299	86,865	2007	2011	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
6820	NHP SB 399-401 East Highland	San Bernardino	CA	—	789	11,133	95	789	11,228	12,017	351	17,166	1971	2011	27 years
6821	NHP SB 399-401 East Highland	San Bernardino	CA	—	416	5,625	104	416	5,729	6,145	194	9,096	1988	2011	26 years
6811	San Gabriel Valley Medical	San Gabriel	CA	9,475	914	5,510	71	914	5,581	6,495	172	16,761	2004	2011	35 years
6812	Santa Clarita Valley Medical	Santa Clarita	CA	23,022	9,708	20,020	6	9,708	20,026	29,734	390	33,126	2005	2011	35 years
6825	Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	78	262	7,023	7,285	212	11,715	1989	2011	23 years
2951	Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	1,417	2,442	10,494	12,936	2,901	10,092	1986	2007	35 years
2952	Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	238	1,244	12,533	13,777	2,177	11,828	2002	2007	35 years
2953	Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	678	2,641	48,185	50,826	8,147	44,367	1999	2007	35 years
6310	Community Physicians Pavilion	Lafayette	CO	—	—	10,436	797	—	11,233	11,233	639	11,032	2004	2010	35 years
2956	Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,312	—	18,642	18,642	1,696	18,873	2003	2009	35 years
3071	The Sierra Medical Building	Parker	CO	11,734	1,444	14,059	2,362	1,444	16,421	17,865	1,631	16,234	2009	2009	35 years
6320	Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	619	—	3,274	3,274	247	3,512	1976	2010	35 years
6321	Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	362	—	7,628	7,628	441	8,250	1991	2010	35 years
6322	Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	—	—	11,947	11,947	777	12,536	2004	2010	35 years
6390	DePaul Professional Office Building	Washington	DC	—	—	6,424	453	—	6,877	6,877	934	7,168	1987	2010	35 years
6391	Providence Medical Office Building	Washington	DC	—	—	2,473	123	—	2,596	2,596	450	2,661	1975	2010	35 years
2930	RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	59	3,471	1993	2011	30 years
2907	Aventura Heart & Health	Aventura	FL	16,764	—	25,361	2,763	—	28,124	28,124	4,968	24,068	2006	2007	35 years
2932	RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	95	6,217	1984	2011	34 years
2933	RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	65	4,911	1992	2011	35 years
2934	RTS Ft. Myers	Ft. Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	86	5,635	1989	2011	31 years
2935	RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	68	5,174	1987	2011	35 years
2902	JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	421	1,882	1999	2004	35 years
2903	Palms West Building 6	Loxahatchee	FL	—	965	2,678	38	965	2,716	3,681	579	3,102	2000	2004	35 years
2904	Regency Medical Office Park Phase II	Melbourne	FL	—	770	3,809	188	781	3,986	4,767	805	3,962	1998	2004	35 years
2905	Regency Medical Office Park Phase I	Melbourne	FL	—	590	3,156	97	603	3,240	3,843	666	3,177	1995	2004	35 years
2938	RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	65	5,204	1999	2011	35 years
2939	RTS Pt. Charlotte	Pt. Charlotte	FL	—	966	4,581	—	966	4,581	5,547	84	5,942	1985	2011	34 years
2940	RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	76	6,821	1996	2011	35 years
2906	University Medical Office Building	Tamarac	FL	—	—	6,690	—	—	6,690	6,690	1,136	5,876	2006	2007	35 years
3087	UMC Tamarac	Tamarac	FL	—	2,039	2,936	—	2,039	2,936	4,975	101	5,109	1980	2011	22 years
2941	RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	77	6,050	1997	2011	35 years
3081	Augusta Medical Plaza	Augusta	GA	—	594	4,847	—	594	4,847	5,441	160	5,923	1972	2011	25 years
3082	Augusta Professional Building	Augusta	GA	—	687	6,057	16	687	6,073	6,760	200	7,802	1983	2011	27 years
3008	Cobb Physicians Center	Austell	GA	9,030	1,145	16,805	—	1,145	16,805	17,950	436	21,407	1992	2011	35 years
3083	Columbia Medical Plaza	Evans	GA	—	268	1,497	—	268	1,497	1,765	67	1,981	1940	2011	23 years
3009	Parkway Physicians Center	Ringgold	GA	6,333	476	10,017	—	476	10,017	10,493	224	13,333	2004	2011	35 years
3006	Eastside Physicians Center	Snellville	GA	—	1,289	25,019	634	1,289	25,653	26,942	3,350	23,795	1994	2008	35 years
3007	Eastside Physicians Plaza	Snellville	GA	6,997	294	12,948	35	294	12,983	13,277	1,587	11,988	2003	2008	35 years
2977	Buffalo Grove Acute Care	Buffalor Grove	IL	—	1,826	930	4	1,826	934	2,760	52	3,383	1992	2011	26 years
6400	Physicians Plaza East	Decatur	IL	1,016	—	791	600	—	1,391	1,391	141	1,619	1976	2010	35 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
6401	Physicians Plaza West	Decatur	IL	1,684	—	1,943	21	—	1,964	1,964	295	2,061	1987	2010	35 years
6402	Physicians and Dental Building	Decatur	IL	406	—	676	1	—	677	677	118	705	1972	2010	35 years
6403	Monroe Medical Center	Decatur	IL	87	—	93	34	—	127	127	26	130	1971	2010	35 years
6404	Kenwood Medical Center	Decatur	IL	2,555	—	3,900	30	—	3,930	3,930	485	3,997	1996	2010	35 years
6405	304 W Hay Building	Decatur	IL	5,458	—	8,702	1	—	8,703	8,703	655	9,134	2002	2010	35 years
6406	302 W Hay Building	Decatur	IL	2,351	—	3,467	14	—	3,481	3,481	398	3,593	1993	2010	35 years
6407	ENTA	Decatur	IL	639	—	1,150	—	—	1,150	1,150	83	1,180	1996	2010	35 years
6408	301 W Hay Building	Decatur	IL	232	—	640	—	—	640	640	64	614	1980	2010	35 years
6409	South Shore Medical Building	Decatur	IL	406	902	129	—	902	129	1,031	40	1,171	1991	2010	35 years
6410	SIU Family Practice	Decatur	IL	900	—	1,689	—	—	1,689	1,689	263	1,380	1997	2010	35 years
6411	Corporate Health Services	Decatur	IL	1,335	934	1,386	—	934	1,386	2,320	123	2,597	1996	2010	35 years
6412	Rock Springs Medical	Decatur	IL	581	399	495	—	399	495	894	47	949	1990	2010	35 years
6420	575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	59	881	1984	2010	35 years
2954	Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	50	—	16,365	16,365	2,130	15,122	2005	2009	35 years
2978	Grayslake MOB	Grayslake	IL	—	2,740	2,002	3	2,740	2,005	4,745	111	5,531	1996	2011	25 years
2971	1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	1	249	1,453	1,702	49	2,487	2005	2011	34 years
2972	1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	1	216	1,406	1,622	50	2,353	2002	2011	31 years
2973	Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	50	3,289	2002	2011	35 years
2974	Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	346	21,810	2001	2011	35 years
2981	Gurnee Acute Care	Gurnee	IL	—	166	1,115	1	166	1,116	1,282	46	2,397	1996	2011	30 years
2955	Doctors Office Building III ("DOB III")	Hoffman Estates	IL	—	—	24,550	53	—	24,603	24,603	3,107	22,810	2005	2009	35 years
2970	755 Milwaukee MOB	Libertyville	IL	—	421	3,716	267	421	3,983	4,404	169	8,063	1990	2011	18 years
2979	890 Professional MOB	Libertyville	IL	—	214	2,630	7	214	2,637	2,851	84	4,181	1980	2011	26 years
2980	Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	342	23,534	1988	2011	35 years
2975	Round Lake ACC	Round Lake	IL	—	758	370	1	758	371	1,129	41	1,775	1984	2011	13 years
2976	Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	49	3,376	743	4,119	44	4,797	1986	2011	15 years
6300	Wilbur S. Roby Building	Anderson	IN	—	—	2,653	97	—	2,750	2,750	275	2,480	1992	2010	35 years
6301	Ambulatory Services Building	Anderson	IN	—	—	4,266	220	—	4,486	4,486	521	4,358	1995	2010	35 years
6302	St. John's Medical Arts Building	Anderson	IN	—	—	2,281	140	—	2,421	2,421	292	2,082	1973	2010	35 years
3090	Elkhart	Elkhart	IN	1,282	1,256	1,973	—	1,256	1,973	3,229	85	3,542	1994	2011	32 years
3091	LaPorte	LaPorte	IN	797	553	1,309	—	553	1,309	1,862	37	2,078	1997	2011	34 years
3092	Mishawaka	Mishawaka	IN	3,672	3,787	5,543	—	3,787	5,543	9,330	249	10,140	1993	2011	35 years
3093	South Bend	South Bend	IN	1,511	792	2,530	—	792	2,530	3,322	59	3,668	1996	2011	34 years
6802	Lakeview MOB	Covington	LA	—	1,838	5,508	101	1,838	5,609	7,447	179	8,488	1994	2011	28 years
6804	Medical Arts Courtyard	Lafayette	LA	—	388	1,893	84	388	1,977	2,365	93	2,422	1984	2011	18 years
6805	SW Louisiana POB	Lafayette	LA	—	867	5,010	514	867	5,524	6,391	210	6,691	1984	2011	18 years
6803	Lakeview Surgery Center	Mandeville	LA	—	753	956	3	753	959	1,712	47	1,696	1987	2011	16 years
6800	Lakeside POB I	Metairie	LA	—	3,334	4,974	99	3,334	5,073	8,407	208	9,297	1986	2011	22 years
6801	Lakeside POB II	Metairie	LA	—	1,046	802	14	1,046	816	1,862	68	2,161	1980	2011	7 years
6806	Northshore I	Slidell	LA	—	977	1,054	396	977	1,450	2,427	79	2,807	1986	2011	14 years
6807	Northshore II	Slidell	LA	—	972	1,965	17	972	1,982	2,954	88	2,975	1990	2011	19 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
2931	RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	42	2,383	1994	2011	29 years
3015	Charles O. Fisher Medical Building	Westminster	MD	11,857	—	13,795	485	—	14,280	14,280	1,503	14,679	2009	2009	35 years
6330	Medical Specialties Building	Kalamazoo	MI	—	—	19,242	106	—	19,348	19,348	1,255	18,004	1989	2010	35 years
6331	North Professional Building	Kalamazoo	MI	—	—	7,228	40	—	7,268	7,268	490	6,814	1983	2010	35 years
6332	Medical Commons Building	Kalamazoo	MI	—	—	661	6	—	667	667	46	701	1979	2010	35 years
6333	Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	171	2,536	1976	2010	35 years
6334	Borgess Visiting Nurses	Kalamazoo	MI	—	90	2,328	—	90	2,328	2,418	209	2,209	1900	2010	35 years
6337	Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	—	—	11,959	11,959	843	12,733	1984	2010	35 years
6360	Heart Center Building	Kalamazoo	MI	—	—	8,420	13	—	8,433	8,433	568	8,840	1980	2010	35 years
2936	RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	54	3,752	2002	2011	35 years
2937	RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	71	4,019	1997	2011	31 years
6336	Pro Med Center Plainwell	Plainwell	MI	—	—	697	—	—	697	697	56	745	1991	2010	35 years
6335	Pro Med Center Richland	Richland	MI	—	233	2,267	30	233	2,297	2,530	191	2,379	1996	2010	35 years
2986	Arnold Urgent Care	Armold	MO	—	1,058	556	18	1,058	574	1,632	38	2,108	1999	2011	35 years
2987	Fenton Urgent Care Center	Fenton	MO	—	183	2,714	1	183	2,715	2,898	79	3,715	2003	2011	35 years
2950	Broadway Medical Office Building	Kansas City	MO	6,350	1,300	12,602	1,638	1,335	14,205	15,540	3,901	11,639	1976	2007	35 years
2982	Physicians Office Center	St Louis	MO	—	1,445	13,825	32	1,445	13,857	15,302	384	21,120	2003	2011	35 years
2983	12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	7	595	12,591	13,186	360	17,606	1993	2011	32 years
2984	St Anthony's MOB A	St. Louis	MO	—	409	4,687	9	409	4,696	5,105	200	7,266	1975	2011	20 years
2985	St Anthony's MOB B	St. Louis	MO	—	350	3,942	—	350	3,942	4,292	174	6,390	1980	2011	21 years
2988	Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	—	2,317	3,120	5,437	138	5,929	1983	2011	22 years
6813	Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	56	1,028	17,049	18,077	401	23,797	1999	2011	35 years
6819	The Terrace at South Meadows	Reno	NV	7,590	504	9,966	381	504	10,347	10,851	219	16,621	2004	2011	35 years
2925	Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,108	—	10,740	10,740	1,813	8,927	1984	2007	35 years
2926	Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,118	—	17,241	17,241	2,549	14,692	2007	2007	35 years
3084	745 W State Street	Columbus	OH	7,800	545	10,686	17	545	10,703	11,248	267	13,655	1999	2011	35 years
6950	Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	164	10,455	2000	2011	35 years
6951	Dialysis Center	Zanesville	OH	—	534	855	—	534	855	1,389	40	1,487	1960	2011	21 years
6952	Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	91	4,745	2006	2011	30 years
6953	Medical Arts Building I	Zanesville	OH	—	429	2,405	—	429	2,405	2,834	90	3,114	1970	2011	20 years
6954	Medical Arts Building II	Zanesville	OH	—	485	6,013	147	485	6,160	6,645	201	7,798	1995	2011	25 years
6955	Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	41	1,700	1970	2011	25 years
6956	Primecare Building	Zanesville	OH	—	130	1,344	—	130	1,344	1,474	66	1,753	1978	2011	20 years
6957	Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	40	1,910	1985	2011	28 years
6958	Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	37	1,604	1988	2011	25 years
6959	Healthplex	Zanesville	OH	—	2,488	15,849	11	2,488	15,860	18,348	401	19,431	1990	2011	32 years
6960	Physicians Pavilion	Zanesville	OH	—	422	6,297	69	422	6,366	6,788	204	7,895	1990	2011	25 years
6961	Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	17	828	1985	2011	28 years
6962	Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	—	188	1,137	1,325	34	1,446	1978	2011	25 years
6814	Tuality 7th Avenue Medical Plaza	Hillsboro	OR	20,286	1,516	24,638	—	1,516	24,638	26,154	507	31,851	2003	2011	35 years
3003	DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,083	—	11,507	11,507	3,369	8,138	1984	2004	30 years

															Life on Which Depreciation in Income Statement is Computed
		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
							Costs Capitalized Subsequent to Acquisition
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired
6350	Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	2,923	59,700	2008	2010	35 years
6340	St. Joseph Medical Office Building	Reading	PA	—	—	10,823	17	—	10,840	10,840	672	9,867	2006	2010	35 years
3002	Professional Office Building I	Upland	PA	—	—	6,283	806	—	7,089	7,089	2,049	5,040	1978	2004	30 years
3070	St. Francis Millennium Medical Office Building	Greenville	SC	17,673	—	13,062	10,038	—	23,100	23,100	2,465	20,635	2009	2009	35 years
3072	Irmo Professional MOB	Irmo	SC	7,845	1,726	5,414	—	1,726	5,414	7,140	150	9,649	2004	2011	35 years
3085	Colleton Medical Arts	Walterboro	SC	—	983	2,780	—	983	2,780	3,763	105	4,109	1998	2011	27 years
3086	Grandview MOB	Jasper	TN	—	1,011	5,322	—	1,011	5,322	6,333	184	7,590	1998	2011	29.5 years
2901	Abilene Medical Commons I	Abilene	TX	—	179	1,611	—	179	1,611	1,790	341	1,449	2000	2004	35 years
3074	East Houston MOB, LLC	Houston	TX	—	356	2,877	203	356	3,080	3,436	138	3,837	1982	2011	15 years
3075	East Houston Medical Plaza	Houston	TX	—	671	426	95	671	521	1,192	54	1,376	1982	2011	11 years
3077	Mansfield MOB	Mansfield	TX	—	411	1,133	10	411	1,143	1,554	64	1,811	1998	2011	27 years
3060	Bayshore Surgery Center MOB	Pasadena	TX	6,650	765	9,123	381	765	9,504	10,269	7,289	2,980	2001	2005	35 years
3061	Bayshore Rehabilitation Center MOB	Pasadena	TX	—	95	1,128	—	95	1,128	1,223	223	1,000	1988	2005	35 years
6380	Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	269	—	15,343	15,343	1,109	14,125	2008	2010	35 years
6650	251 Medical Center	Webster	TX	—	1,158	12,078	—	1,158	12,078	13,236	105	14,016	2006	2011	35 years
6651	253 Medical Center	Webster	TX	—	1,181	11,862	—	1,181	11,862	13,043	98	14,154	2009	2011	35 years
3080	J. Hal Smith Building POB	Christianburg	VA	—	175	432	—	175	432	607	17	701	1997	2011	26 years
3078	Brandersmill MOB	Midlothian	VA	—	352	159	—	352	159	511	21	551	1985	2011	12.5 years
3079	Henrico MOB	Richmond	VA	—	968	6,189	—	968	6,189	7,157	170	7,988	1976	2011	25 years
3040	Physician's Pavilion	Vancouver	WA	—	1,411	32,939	—	1,411	32,939	34,350	700	41,206	2001	2011	35 years
3041	Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	156	9,629	1972	2011	35 years
3042	Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	35	1,225	31,281	32,506	638	36,907	1980	2011	35 years
3043	Memorial MOB	Vancouver	WA	—	663	12,626	17	663	12,643	13,306	271	15,404	1999	2011	35 years
3044	Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	181	11,484	1994	2011	35 years
3045	Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	128	7,841	1995	2011	34 years
3046	Healthy Steps Clinic	Vancouver	WA	—	626	1,505	—	626	1,505	2,131	41	2,227	1997	2011	35 years
3047	Columbia Medical Plaza	Vancouver	WA	—	281	5,266	43	281	5,309	5,590	116	7,033	1991	2011	35 years
6460	Appleton Heart Institute	Appleton	WI	—	—	7,775	—	—	7,775	7,775	446	7,778	2003	2010	39 years
6461	Appleton Medical Offices West	Appleton	WI	—	—	5,756	—	—	5,756	5,756	346	5,712	1989	2010	39 years
6462	Appleton Medical Offices South	Appleton	WI	—	—	9,058	35	—	9,093	9,093	530	9,089	1983	2010	39 years
3030	Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	100	7,365	1999	2011	35 years
3031	Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	105	6,497	1994	2011	35 years
6463	Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	46	—	7,126	7,126	396	7,020	1993	2010	39 years
6464	Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	—	—	4,462	4,462	209	4,664	2006	2010	39 years
3032	New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	159	10,175	1999	2011	35 years
3036	WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	262	16,495	1997	2011	35 years
3033	Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	65	4,023	2003	2011	35 years
3034	Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	107	7,196	1997	2011	35 years
3035	Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	278	19,743	2008	2011	35 years
3021	Casper WY MOB	Casper	WY	—	3,015	26,513	99	3,017	26,610	29,627	3,165	26,462	2008	2008	35 years

	TOTAL FOR MEDICAL OFFICE BUILDINGS			531,702	146,775	1,814,291	65,336	146,883	1,879,519	2,026,402	108,138	2,234,767

	TOTAL FOR ALL PROPERTIES			$2,905,840	$1,614,952	$15,267,106	$147,346	$1,614,847	$15,414,557	$17,029,404	$1,729,976	$15,913,732

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        Not applicable.

ITEM 9A.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2011, at the reasonable assurance level.

Internal Control over Financial Reporting

        The information set forth under "Management Report on Internal Control over Financial Reporting" and "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting" included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.

Internal Control Changes

        During the fourth quarter of 2011, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

        Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

        The information required by this Item 10 is incorporated by reference to the material under the headings "Proposals Requiring Your Vote—Proposal 1: Election of Directors," "Executive Officers," "Corporate Governance" and "Section 16(a) Beneficial Ownership Reporting Compliance" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

ITEM 11.    Executive Compensation

        The information required by this Item 11 is incorporated by reference to the material under the headings "Corporate Governance—Non-Employee Director Compensation," "Executive Compensation" and "Corporate Governance—Board and Committee Membership—Executive Compensation Committee" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item 12 is incorporated by reference to the material under the headings "Equity Compensation Plan Information" and "Securities Ownership" in our definitive Proxy

Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

        The information required by this Item 13 is incorporated by reference to the material under the headings "Transactions with Related Persons" and "Corporate Governance" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

ITEM 14.    Principal Accountant Fees and Services

        The information required by this Item 14 is incorporated by reference to the material under the headings "Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of Ernst & Young as Our Independent Registered Public Accounting Firm for Fiscal Year 2012—Audit and Non-Audit Fees" and "—Policy on Pre-Approval of Audit and Permissible Non-Audit Services" in our definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, which we will file with the SEC not later than April 29, 2012.

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

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Merger Agreement dated as of December 24, 2011 by and among Ventas, Inc., TH Merger Corp, Inc., TH Merger Sub, LLC, Cogdell Spencer Inc. and Cogdell Spencer LP.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on December 27, 2011.

2.2	Merger Agreement dated as of February 27, 2011 by and among Ventas, Inc., Needles Acquisition LLC and Nationwide Health Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on February 28, 2011.

2.3.1	Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.

2.3.2	Amendment No. 1 to the Merger Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 18, 2011.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 25, 2011, File No. 333-178185.

Exhibit Number	Description of Document	Location of Document
4.3	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the SEC upon request.

10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.

10.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.6 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.7	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.5	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.3	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.4	Loan Agreement dated May 17, 2011 by and between Ventas Realty, Limited Partnership and Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 20, 2011.

10.5.1	Term Loan Agreement dated as of June 3, 2011 among Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.), the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on June 6, 2011.

10.5.2	Guaranty Agreement dated as of July 1, 2011 among Ventas, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 11, 2011.

10.6	Credit and Guaranty Agreement dated as of October 18, 2011 among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2011.

10.7	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

10.8	Registration Rights Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2011.

Exhibit Number		Description of Document	Location of Document
10.9		Lockup Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 18, 2011.

10.10		Ownership Limit Waiver Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 18, 2011.

10.11		Director Appointment Letter dated as of May 12, 2011 by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 18, 2011.

10.12	*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13	*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.14.1	*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.2	*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.3	*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15.1	*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.2	*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.3	*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.4	*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1	*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number		Description of Document	Location of Document
10.16.2	*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.1	*	Ventas Nonemployee Directors' Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.2	*	Deferral Election Form under the Ventas Nonemployee Directors' Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.18.1	*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005.

10.18.2	*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.19.1	*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.19.2	*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.20	*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.21	*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.22.1	*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2	*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3	*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

Exhibit Number		Description of Document	Location of Document
10.22.4	*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.22.5	*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.23.1	*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.23.2	*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23.3	*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.24.1	*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24.2	*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.24.3	*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.25	*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26	*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.27	*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.28		First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

12		Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 22, 2012

VENTAS, INC.
By:	/s/ DEBRA A. CAFARO Debra A. Cafaro Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO Debra A. Cafaro	Chairman and Chief Executive Officer (Principal Executive Officer)	February 22, 2012
/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 22, 2012
/s/ ROBERT J. BREHL Robert J. Brehl	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2012
/s/ DOUGLAS CROCKER II Douglas Crocker II	Director	February 22, 2012
/s/ RONALD G. GEARY Ronald G. Geary	Director	February 22, 2012
/s/ JAY M. GELLERT Jay M. Gellert	Director	February 22, 2012
/s/ RICHARD I. GILCHRIST Richard I. Gilchrist	Director	February 22, 2012

Signature	Title	Date

/s/ MATTHEW J. LUSTIG Matthew J. Lustig	Director	February 22, 2012
/s/ DOUGLAS M. PASQUALE Douglas M. Pasquale	Director	February 22, 2012
/s/ ROBERT D. PAULSON Robert D. Paulson	Director	February 22, 2012
/s/ ROBERT D. REED Robert D. Reed	Director	February 22, 2012
/s/ SHELI Z. ROSENBERG Sheli Z. Rosenberg	Director	February 22, 2012
/s/ GLENN J. RUFRANO Glenn J. Rufrano	Director	February 22, 2012
/s/ JAMES D. SHELTON James D. Shelton	Director	February 22, 2012
/s/ THOMAS C. THEOBALD Thomas C. Theobald	Director	February 22, 2012

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Merger Agreement dated as of December 24, 2011 by and among Ventas, Inc., TH Merger Corp, Inc., TH Merger Sub, LLC, Cogdell Spencer Inc. and Cogdell Spencer LP.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on December 27, 2011.

2.2	Merger Agreement dated as of February 27, 2011 by and among Ventas, Inc., Needles Acquisition LLC and Nationwide Health Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on February 28, 2011.

2.3.1	Merger Agreement dated as of October 21, 2010 by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on October 27, 2010.

2.3.2	Amendment No. 1 to the Merger Agreement, dated as of May 12, 2011, by and among Ventas, Inc., Ventas SL I, LLC, Ventas SL II, LLC, Ventas SL III, LLC, Atria Holdings LLC, Lazard Senior Housing Partners LP, LSHP Coinvestment Partnership I LP, Atria Senior Living Group, Inc., One Lantern Senior Living Inc and LSHP Coinvestment I Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on May 18, 2011.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 1998.

4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 25, 2011, File No. 333-178185.

Exhibit Number	Description of Document	Location of Document
4.3	Certain instruments with respect to long-term debt of Ventas, Inc. and its consolidated subsidiaries are not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K, since the total amount of securities authorized under each such instrument does not exceed 10% of the total assets of Ventas, Inc. and its subsidiaries on a consolidated basis. Ventas, Inc. agrees to furnish a copy of any such instrument to the SEC upon request.

10.1.1	Second Amended and Restated Master Lease Agreement No. 1 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.2	Second Amended and Restated Master Lease Agreement No. 2 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.3	Second Amended and Restated Master Lease Agreement No. 3 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 3, 2007.

10.1.4	Second Amended and Restated Master Lease Agreement No. 4 dated as of April 27, 2007 for lease executed by Ventas Realty, Limited Partnership, as Lessor, and Kindred Healthcare, Inc. and Kindred Healthcare Operating, Inc., as Tenant.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 3, 2007.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.3	Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K, pursuant to Instruction 2 to Item 601 of Regulation S-K.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2005.

10.2.4.1	Agreement Regarding Leases dated as of October 19, 2004 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.14 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.4.2	Letter Agreement dated March 28, 2005 by and among Brookdale Provident Properties LLC, PSLT-BLC Properties Holdings, LLC and Ventas Provident, LLC (successor to Provident Senior Living Trust).	Incorporated by reference to Exhibit 10.19 to Amendment No. 4 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on April 11, 2005, File No. 333-120206.

10.2.4.3	Letter Agreement dated April 4, 2008 by and between Brookdale Provident Properties LLC and PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.4	First Amendment to Agreement Regarding Leases dated as of February 11, 2009 by and between PSLT-BLC Properties Holdings, LLC, Brookdale Provident Properties LLC, Brookdale Provident Management LLC and Ventas Provident, LLC.	Incorporated by reference to Exhibit 10.2.4.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.2.4.5	Second Amendment to Agreement Regarding Leases dated as of March 2, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.5 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.6	Third Amendment to Agreement Regarding Leases dated as of November 6, 2009 by and between PSLT-BLC Properties Holdings, LLC and Brookdale Provident Properties LLC, et al.	Incorporated by reference to Exhibit 10.2.4.6 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.2.4.7	Guaranty of Agreement Regarding Leases dated as of October 19, 2004 by Brookdale Living Communities, Inc. in favor of PSLT-BLC Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.15 to Amendment No. 2 to Provident Senior Living Trust's Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

Exhibit Number	Description of Document	Location of Document
10.2.5	Guaranty dated as of February 11, 2009 by Brookdale Senior Living Inc., for the benefit of the landlords with respect to the Brookdale and Alterra properties, PSLT-BLC Properties Holdings, LLC and PSLT-ALS Properties Holdings, LLC.	Incorporated by reference to Exhibit 10.2.9 to our Annual Report on Form 10-K for the year ended December 31, 2009.

10.3	Letter Agreement dated as of January 14, 2007 between Ventas, Inc. and Sunrise Senior Living, Inc.	Incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.4	Loan Agreement dated May 17, 2011 by and between Ventas Realty, Limited Partnership and Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.).	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 20, 2011.

10.5.1	Term Loan Agreement dated as of June 3, 2011 among Nationwide Health Properties, LLC (as successor to Nationwide Health Properties, Inc.), the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on June 6, 2011.

10.5.2	Guaranty Agreement dated as of July 1, 2011 among Ventas, Inc., as Guarantor, and JPMorgan Chase Bank, N.A., as Administrative Agent.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on July 11, 2011.

10.6	Credit and Guaranty Agreement dated as of October 18, 2011 among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2011.

10.7	Registration Rights Agreement dated as of December 1, 2006 by and among Ventas, Inc. and Banc of America Securities LLC, J.P. Morgan Securities Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Initial Purchasers.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on December 6, 2006.

10.8	Registration Rights Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2011.

Exhibit Number		Description of Document	Location of Document
10.9		Lockup Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 18, 2011.

10.10		Ownership Limit Waiver Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 18, 2011.

10.11		Director Appointment Letter dated as of May 12, 2011 by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 18, 2011.

10.12	*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13	*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.14.1	*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.2	*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.3	*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.15.1	*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.11.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.2	*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.3	*	Form of Restricted Stock Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.4	*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1	*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number		Description of Document	Location of Document
10.16.2	*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.1	*	Ventas Nonemployee Directors' Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.2	*	Deferral Election Form under the Ventas Nonemployee Directors' Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.18.1	*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005.

10.18.2	*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.19.1	*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to Nationwide Health Properties, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.

10.19.2	*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.20	*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to Nationwide Health Properties, Inc.'s Current Report on Form 8-K, filed on November 3, 2008.

10.21	*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.22.1	*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2	*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3	*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

Exhibit Number		Description of Document	Location of Document
10.22.4	*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.22.5	*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.23.1	*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.23.2	*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23.3	*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.24.1	*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.24.2	*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.24.3	*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.25	*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26	*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.27	*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.28		First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

12		Statement Regarding Computation of Ratios of Earnings to Combined Fixed Charges and Preferred Stock Dividends.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.

*
Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(c) of Form 10-K.