Form 10-Q
period 2012-03-31
VENTAS INC
filed 2012-04-27
CIK 740260

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)

353 N. Clark Street, Suite 3300
Chicago, Illinois
(Address of Principal Executive Offices)

60654
(Zip Code)

(877) 483-6827
(Registrant's Telephone Number, Including Area Code)

Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 23, 2012:
Common Stock, $0.25 par value	289,028,929

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,616,947	$1,614,847
Buildings and improvements	15,329,730	15,337,919
Construction in progress	85,418	76,638
Acquired lease intangibles	799,136	800,858

	17,831,231	17,830,262
Accumulated depreciation and amortization	(2,084,212)	(1,916,530)

Net real estate property	15,747,019	15,913,732
Secured loans receivable, net	222,218	212,577
Investments in unconsolidated entities	106,086	105,303

Net real estate investments	16,075,323	16,231,612
Cash and cash equivalents	53,224	45,807
Escrow deposits and restricted cash	114,420	76,590
Deferred financing costs, net	26,601	26,669
Other assets	919,391	891,232

Total assets	$17,188,959	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$6,430,364	$6,429,116
Accrued interest	58,041	37,694
Accounts payable and other liabilities	1,060,647	1,085,597
Deferred income taxes	271,408	260,722

Total liabilities	7,820,460	7,813,129
Redeemable OP unitholder interests	106,264	102,837
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 289,027 and 288,823 shares issued at March 31, 2012 and December 31, 2011, respectively	72,273	72,240
Capital in excess of par value	9,591,880	9,593,583
Accumulated other comprehensive income	23,926	22,062
Retained earnings (deficit)	(500,808)	(412,181)
Treasury stock, 10 and 14 shares at March 31, 2012 and
December 31, 2011, respectively	(536)	(747)

Total Ventas stockholders' equity	9,186,735	9,274,957
Noncontrolling interest	75,500	80,987

Total equity	9,262,235	9,355,944

Total liabilities and equity	$17,188,959	$17,271,910

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2012	2011
Revenues:
Rental income:
Triple-net leased	$209,509	$116,574
Medical office buildings	64,696	24,236

	274,205	140,810
Resident fees and services	285,795	114,502
Medical office building and other services revenue	5,608	6,957
Income from loans and investments	8,036	6,085
Interest and other income	50	78

Total revenues	573,694	268,432
Expenses:
Interest	70,668	41,740
Depreciation and amortization	163,197	51,314
Property-level operating expenses:
Senior living	195,666	78,111
Medical office buildings	21,090	8,676

	216,756	86,787
Medical office building services costs	2,988	5,536
General, administrative and professional fees	22,200	14,832
Loss on extinguishment of debt	29,544	16,520
Merger-related expenses and deal costs	7,981	6,449
Other	1,576	1

Total expenses	514,910	223,179

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	58,784	45,253
Income (loss) from unconsolidated entities	317	(170)
Income tax (expense) benefit	(11,338)	3,197

Income from continuing operations	47,763	48,280
Discontinued operations	42,329	766

Net income	90,092	49,046
Net (loss) income attributable to noncontrolling interest	(534)	62

Net income attributable to common stockholders	$90,626	$48,984

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.17	$0.30
Discontinued operations	0.14	0.01

Net income attributable to common stockholders	$0.31	$0.31

Diluted:
Income from continuing operations attributable to common stockholders	$0.17	$0.30
Discontinued operations	0.14	0.00

Net income attributable to common stockholders	$0.31	$0.30

Weighted average shares used in computing earnings per common share:
Basic	288,375	160,420
Diluted	290,813	162,023
Dividends declared per common share	$0.62	$0.575

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Net income	$90,092	$49,046
Other comprehensive income:
Foreign currency translation	1,949	2,499
Change in unrealized gain on marketable debt securities	(308)	(1,257)
Other	223	(13)

Total other comprehensive income	1,864	1,229

Comprehensive income	91,956	50,275
Comprehensive (loss) income attributable to noncontrolling interest	(534)	62

Comprehensive income attributable to common stockholders	$92,490	$50,213

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Three Months Ended March 31, 2012 and the Year Ended December 31, 2011

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	$39,391	$2,576,843	$26,868	$(255,628)	$(748)	$2,386,726	$3,479	$2,390,205
Comprehensive income:
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Other comprehensive income	—	—	(4,806)	—	—	(4,806)	—	(4,806)
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of redeemable OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)

Balance at December 31, 2011	72,240	9,593,583	22,062	(412,181)	(747)	9,274,957	80,987	9,355,944
Comprehensive income:
Net income (loss)	—	—	—	90,626	—	90,626	(534)	90,092
Other comprehensive income	—	—	1,864	—	—	1,864	—	1,864
Net change in noncontrolling interest	—	(2)	—	—	—	(2)	(4,953)	(4,955)
Dividends to common stockholders—$0.62 per share	—	—	—	(179,253)	—	(179,253)	—	(179,253)
Issuance of common stock for stock plans	—	4,441	—	—	752	5,193	—	5,193
Adjust redeemable OP unitholder interests to current fair value	—	(4,691)	—	—	—	(4,691)	—	(4,691)
Purchase of redeemable OP units	—	(81)	—	—	—	(81)	—	(81)
Grant of restricted stock, net of forfeitures	33	(1,370)	—	—	(541)	(1,878)	—	(1,878)

Balance at March 31, 2012	$72,273	$9,591,880	$23,926	$(500,808)	$(536)	$9,186,735	$75,500	$9,262,235

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net income	$90,092	$49,046
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	164,636	51,759
Amortization of deferred revenue and lease intangibles, net	(5,160)	(668)
Other non-cash amortization	(10,108)	2,513
Change in fair value of financial instruments	33	—
Stock-based compensation	4,834	4,016
Straight-lining of rental income, net	(4,890)	(1,772)
Loss on extinguishment of debt	29,544	16,520
Net gain on sale of real estate assets (including amounts in discontinued operations)	(40,233)	—
Loss (gain) on real estate loan investments	559	(177)
Gain on sale of marketable securities	—	(733)
Income tax expense (benefit) (including amounts in discontinued operations)	11,305	(3,197)
(Income) loss from unconsolidated entities	(317)	170
Other	3,049	398
Changes in operating assets and liabilities:
Decrease (increase) in other assets	1,275	(1,540)
Increase in accrued interest	20,452	15,253
Decrease in accounts payable and other liabilities	(20,110)	(819)

Net cash provided by operating activities	244,961	130,769
Cash flows from investing activities:
Net investment in real estate property	(500)	—
Purchase of noncontrolling interest	—	(3,319)
Investment in loans receivable	(22,473)	—
Proceeds from real estate disposals	8,847	—
Proceeds from loans receivable	17,244	19,950
Proceeds from sale of marketable securities	—	23,050
Development project expenditures	(31,274)	(131)
Capital expenditures	(10,019)	(7,832)
Other	(2,137)	(37)

Net cash (used in) provided by investing activities	(40,312)	31,681
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(382,398)	(32,000)
Proceeds from debt	667,330	14,630
Repayment of debt	(298,801)	(331,069)
Payment of deferred financing costs	(1,793)	(314)
Issuance of common stock, net	—	299,926
Cash distribution to common stockholders	(179,253)	(93,738)
Cash distribution to redeemable OP unitholders	(1,112)	—
Purchases of redeemable OP units	(233)	—
Distributions to noncontrolling interest	(1,592)	(349)
Other	565	458

Net cash used in financing activities	(197,287)	(142,456)

Net increase in cash and cash equivalents	7,362	19,994
Effect of foreign currency translation on cash and cash equivalents	55	93
Cash and cash equivalents at beginning of period	45,807	21,812

Cash and cash equivalents at end of period	$53,224	$41,899

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$54,881	$—
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	(37,799)	—
Other assets acquired	(5,126)	—
Debt assumed	17,734	—
Other liabilities	(6,989)	—
Noncontrolling interests	(3,115)	—
Equity issued	4,326	—

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, "we," "us" or "our") is a real estate investment trust ("REIT") with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of March 31, 2012, we owned 1,370 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 670 seniors housing communities; 403 skilled nursing and other facilities; 250 medical office buildings ("MOBs"); and 47 hospitals. We were also in the process of developing four properties as of March 31, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

        Our primary business focuses on acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third party managers. Through our Lillibridge Healthcare Services, Inc. ("Lillibridge") subsidiary and our ownership interest in PMB Real Estate Services LLC ("PMBRES"), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make mortgage loans and other investments relating to seniors housing and healthcare companies or properties.

        As of March 31, 2012, we leased 919 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria Senior Living, Inc. ("Atria") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise"), to manage 201 seniors housing communities pursuant to long-term management agreements.

NOTE 2—ACCOUNTING POLICIES

        The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

        We estimate the fair value of purchase option intangible assets or liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate assets for which we have recorded a tenant purchase option intangible (excluding properties classified as held for sale) were $526.5 million and $644.0 million at March 31, 2012 and December 31, 2011, respectively.

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

        In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All capital leases acquired or assumed in connection with our recent acquisitions contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease obligation. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

        We estimate the fair value of noncontrolling interest assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.

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

Revenue Recognition

  Triple-Net Leased Properties and MOB Operations

        Certain of our triple-net leases, including a majority of our leases with Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living"), a majority of the leases we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2012 and December 31, 2011, this cumulative excess (net of allowances) totaled $101.8 million and $96.9 million, respectively.

        Our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, "Kindred") (the "Kindred Master Leases") and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

  Allowances

        We assess the collectibility of our rent receivables, including straight-line rent receivables, in accordance with applicable accounting standards and our reserve policy, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (excluding straight-line receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental income and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or increase or reduce the reserve against the previously recognized straight-line rent receivable asset.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

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

        Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity's own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If a reporting entity determines that the volume and level of activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the reporting entity should place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

        We use the following methods and assumptions in estimating the fair value of our financial instruments:

  •
  Cash and cash equivalents:  The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

  •
  Loans receivable:  We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses on loans receivable using level three inputs.

  •
  Marketable debt securities:  We estimate the fair value of marketable debt securities using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access.

  •
  Derivative instruments:  With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

    derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

  •
  Senior notes payable and other debt:  We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could make similar borrowings.

  •
  Contingent consideration:  We estimate the fair value of contingent consideration using level three inputs: we assess the probability of expected future cash flows over the period in which the obligation is expected to be settled and apply a discount rate that appropriately captures a market participant's view of the risk associated with the obligation.

  •
  Redeemable OP unitholder interests:  We estimate the fair value of our redeemable Class A limited partnership units using level two inputs: we base it on the closing price of our common stock, as the units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Recently Issued or Adopted Accounting Standards

        In June 2011, the FASB issued Accounting Standards Update ("ASU") 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either (a) one continuous financial statement or (b) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassifications of items out of accumulated other comprehensive income. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012.

NOTE 3—CONCENTRATION OF CREDIT RISK

        As of March 31, 2012, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.3%, 14.5%, 12.2% and 5.0%, respectively, of our real estate investments based on their gross book value. Also, as of March 31, 2012, seniors housing communities constituted approximately 66.1% of our real estate portfolio based on gross book value, with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 33.9%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of March 31, 2012, with properties in two states (California and New York) accounting for more than 10% of our total revenues and properties in one state (California) accounting for more than 10% of our net operating income ("NOI," which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

Triple-Net Leased Properties

        For the three months ended March 31, 2012 and 2011, approximately 11.1% and 23.0%, respectively, of our total revenues and 18.0% and 35.0%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 7.4% and 10.9%, respectively, of our total revenues and 11.9% and 16.5%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all property-related expenses and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

        Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot provide any assurance that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations, and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect"). We also cannot provide any assurance that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.

        The 197 properties we lease to Kindred pursuant to the Kindred Master Leases are grouped into bundles or renewal groups (each, a "renewal group") containing a varying number of properties. All properties within a single renewal group have the same primary lease term of ten to fifteen years (all commencing May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at Kindred's option, provided certain conditions are satisfied. Kindred's renewal option is "all or nothing" with respect to the properties contained in each renewal group.

        Kindred has irrevocably renewed three of ten renewal groups covering a total of 25 properties (out of 89 properties) leased to Kindred pursuant to the Kindred Master Leases whose current lease term will expire on April 30, 2013. The 25 properties (the "Renewal Assets") collectively represent approximately $46 million of current annual base rent.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

        The remaining seven renewal groups leased to Kindred pursuant to the Kindred Master Leases whose current lease term will expire on April 30, 2013 cover a total of 64 properties (the "Marketed Assets") and collectively represent approximately $77 million of current annual base rent, and each renewal group contains six or more properties, including at least one hospital. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Marketed Assets until expiration of the lease term on April 30, 2013, including without limitation payment of all rental amounts. Therefore, we will have at least one year to arrange for the repositioning of the Marketed Assets with new operators. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.

        We cannot provide any assurance that we will be able to reposition any or all of the Marketed Assets on a timely basis or on the same or better economic terms, if at all. Our ability to reposition the Marketed Assets could be significantly delayed or limited by state licensing, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, the Marketed Assets while they are being repositioned.

        The current lease term for ten renewal groups covering a total of 108 properties we lease to Kindred pursuant to the Kindred Master Leases will expire on April 30, 2015, subject to Kindred's two sequential five-year renewal options for those assets.

Senior Living Operations

        As of March 31, 2012, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 198 of our seniors housing communities for which we pay an annual management fee pursuant to long-term management agreements. Each management agreement with Atria has a term of ten years commencing in 2011, subject to successive automatic ten-year renewal periods, and each management agreement with Sunrise has a term of 30 years commencing as early as 2004. Under the Sunrise management agreements, our management fee was temporarily reduced to 3.75% of revenues generated by the applicable properties for 2011, but reverted to its contractual level of 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and subsequent years.

        Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers' personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria's or Sunrise's senior management or any adverse developments in their business and affairs or financial condition could have a Material Adverse Effect on us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

Kindred, Brookdale Senior Living, Sunrise and Atria Information

        Each of Kindred, Brookdale Senior Living and Sunrise is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from SEC filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, or from other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred's, Brookdale Senior Living's or Sunrise's public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Kindred's, Brookdale Senior Living's and Sunrise's filings with the SEC can be found on the SEC's website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred's, Brookdale Senior Living's and Sunrise's publicly available filings from the SEC.

        Atria is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to within this Quarterly Report on Form 10-Q is derived from publicly available information or has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate.

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

        We engage in acquisition activity primarily to invest in additional seniors housing and healthcare properties and achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic area, asset type, business model or revenue source.

2012 Acquisitions

        During the first quarter of 2012, we invested approximately $56.8 million, including the assumption of $16.5 million in debt, in one MOB and one seniors housing community.

ASLG Acquisition

        In May 2011, we acquired 117 private pay seniors housing communities and one development land parcel located primarily in affluent coastal markets such as the New York metropolitan area, New England and California and the working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, "ASLG"). Prior to the closing, ASLG spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us.

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

Land and improvements	$341,540
Buildings and improvements	2,876,717
Acquired lease intangibles	159,610
Other assets	216,851

Total assets acquired	3,594,718
Notes payable and other debt	1,629,212
Deferred tax liability	44,608
Other liabilities	202,279

Total liabilities assumed	1,876,099

Net assets acquired	1,718,619
Cash acquired	77,718
Equity issued	1,376,437

Total cash used	$264,464

        The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, and is subject to further adjustment, due primarily to adjustments to certain of our valuation assumptions based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

        Included in other assets is $81.6 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date.

        As partial consideration for the ASLG acquisition, the sellers received the right to earn additional amounts ("contingent consideration") based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers because it is dependent on various factors, such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. We are also unable to estimate a range of potential outcomes for the same reason. As of March 31, 2012, December 31, 2011 and the acquisition date, the estimated discounted fair value of contingent consideration was $44.2 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NHP Acquisition

        In July 2011, we acquired NHP in a stock-for-stock transaction. The NHP acquisition added 643 seniors housing and healthcare properties to our portfolio (including properties owned through joint ventures).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

        We are accounting for the NHP acquisition under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$704,499
Buildings and improvements	6,216,741
Acquired lease intangibles	502,383
Investment in unconsolidated entities	93,553
Other assets	749,891

Total assets acquired	8,267,067
Notes payable and other debt	1,882,752
Other liabilities	735,951

Total liabilities assumed	2,618,703

Redeemable OP unitholder interests assumed	100,888
Noncontrolling interest assumed	76,657

Net assets acquired	5,470,819
Cash acquired	29,205
Equity issued	5,365,819

Total cash used	$75,795

        The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, and is subject to further adjustment, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and acquiring additional information not readily available at the date of acquisition. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities.

        Included in other assets is $350.0 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. We have allocated $294.9 million and $55.1 million of the goodwill balance to our triple-net leased properties and MOB operations reportable business segments, respectively, based on relative fair value. We do not expect to deduct any of the goodwill balance for tax purposes.

Other 2011 Acquisitions

        During 2011, we also invested approximately $329.5 million, including the assumption of $134.9 million in debt, in MOBs and seniors housing communities.

Subsequent Acquisition

        On April 2, 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, "Cogdell"), including its 72 MOBs (one which is still being developed) and its MOB property management business, which has existing agreements to manage 44 MOBs, in an all-cash transaction. At closing, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners' share of net debt assumed was $36.6 million at the time of the acquisition.

        Pursuant to the terms of, and subject to the conditions set forth in, the agreement and plan of merger, at the effective time of the merger, (a) each outstanding share of Cogdell common stock and each outstanding unit of limited partnership interest in Cogdell's operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell's 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (including $36.6 million of our joint venture partners' share) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.

        We are accounting for the Cogdell acquisition under the acquisition method in accordance with ASC 805. Because the Cogdell transaction was consummated after March 31, 2012, our initial accounting for this business combination is a preliminary assessment only. Our assessment of fair value and the allocation of the Cogdell purchase price to the identified tangible and intangible assets is our current best estimate of fair value.

Pending Acquisition

        In April 2012, we entered into a definitive agreement to acquire sixteen seniors housing communities currently managed by Sunrise for approximately $362 million in an all-cash transaction. Sunrise will continue to manage the acquired assets under assumed existing long-term management agreements. We expect to close this transaction in the second quarter of 2012, although we cannot provide any assurance as to whether or when the transaction will occur.

NOTE 5—DISPOSITIONS

        We present separately, as discontinued operations in all periods presented, the results of operations for all assets held for sale or disposed of during the three months ended March 31, 2012 and the year ended December 31, 2011.

2012 Dispositions

        In February 2012, we sold nine seniors housing communities to a tenant for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million. The majority of the proceeds from the sale were deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and during the first quarter of 2012, we used approximately $37.8 million of the deposited proceeds for our MOB and seniors housing community acquisitions. During the first quarter of 2012, we realized a gain from the sale of these assets of $55.2 million, of which $15.0 million was deferred due to a $15.0 million loan we made to the buyer in conjunction with the sale. The $15.0 million deferred gain will be recognized over a period of approximately two years from the date of the sale as principal payments are made on the loan. In addition, as of March 31, 2012, we had classified nine properties as held for sale and included their operations in discontinued operations in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DISPOSITIONS (Continued)

2011 Dispositions

        During 2011, we sold two seniors housing communities and two skilled nursing facilities to tenants exercising purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales.

        Set forth below is a summary of the results of operations of properties sold during the three months ended March 31, 2012 and the year ended December 31, 2011 or classified as held for sale as of March 31, 2012, all of which were included in each of the triple-net leased properties, senior living operations and MOB operations segments.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
Rental income	$2,793	$2,029
Resident fees and services	2,009	—
Interest and other income	1,819	—

	6,621	2,029
Expenses:
Interest	982	818
Depreciation and amortization	1,439	445
Property-level operating expenses	1,556	—
General, administrative and professional fees	1	—
Other	580	—

	4,558	1,263

Income before income taxes and gain on sale of real estate assets	2,063	766
Income tax benefit	33	—
Gain on sale of real estate assets	40,233	—

Discontinued operations	$42,329	$766

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.8 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively. We are not required to consolidate these entities, as our joint venture partners have significant participating rights. Additionally, these entities are not considered variable interest entities because they are viable entities controlled by equity holders with sufficient capital. At both March 31, 2012 and December 31, 2011, we owned interests (ranging between 5% and 25%) in 92 properties that we accounted for under the equity method of accounting. Our net investment in these properties as of March 31, 2012 and December 31, 2011 was $106.1 million and $105.3 million, respectively. For the three months ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

March 31, 2012 and 2011, we recorded income from unconsolidated entities of $0.3 million and a loss from unconsolidated entities of $0.2 million, respectively.

NOTE 7—INTANGIBLES

        The following is a summary of our intangibles as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$210,109	10.1	$210,358	10.1
In-place and other lease intangibles	589,027	23.6	590,500	22.4
Other intangibles	15,904	13.7	16,169	13.5
Accumulated amortization	(224,290)	N/A	(188,442)	N/A
Goodwill	448,053	N/A	448,393	N/A

Net intangible assets	$1,038,803	19.2	$1,076,978	18.5

Intangible liabilities:
Below market lease intangibles	$436,416	15.3	$442,612	15.3
Other lease intangibles	26,777	7.7	27,157	7.9
Accumulated amortization	(49,273)	N/A	(37,607)	N/A
Purchase option intangibles	66,362	N/A	112,670	N/A

Net intangible liabilities	$480,282	15.1	$544,832	15.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—OTHER ASSETS

        The following is a summary of our other assets as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Straight-line rent receivables, net	$101,765	$96,883
Marketable debt securities	43,294	43,331
Unsecured loans receivable, net	59,179	63,598
Goodwill and other intangibles, net	461,769	462,655
Assets held for sale	153,975	119,290
Other	99,409	105,475

Total other assets	$919,391	$891,232

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

        The following is a summary of our senior notes payable and other debt as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011
	(In thousands)
Unsecured revolving credit facility	$73,419	$455,578
9% Senior Notes due 2012	82,433	82,433
8 1/4% Senior Notes due 2012	72,950	72,950
Unsecured term loan due 2013	200,000	200,000
6.25% Senior Notes due 2013	269,850	269,850
Unsecured term loan due 2015(1)	129,721	126,875
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
6 1/2% Senior Notes due 2016	—	200,000
Unsecured term loan due 2017(1)	375,000	375,000
6 3/4% Senior Notes due 2017	225,000	225,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
Mortgage loans and other(2)	2,740,910	2,762,964

Total	6,179,076	6,180,443
Capital lease obligations	142,857	143,006
Unamortized fair value adjustment	131,985	144,923
Unamortized commission fees and discounts	(23,554)	(39,256)

Senior notes payable and other debt	$6,430,364	$6,429,116

(1)
The aggregate amounts presented above represent the $500.0 million of borrowings oustanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche represent Canadian dollar borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

(2)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of March 31, 2012 and December 31, 2011. The total mortgage debt for these properties as of March 31, 2012 and December 31, 2011 was $23.8 million and $14.6 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

        As of March 31, 2012, our joint venture partners' share of total debt was $64.4 million with respect to nine properties we owned through consolidated joint ventures. As of December 31, 2011, our joint venture partners' share of total debt was $46.6 million with respect to eight properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $128.4 million and $131.5 million as of March 31, 2012 and December 31, 2011, respectively.

        As of March 31, 2012, our indebtedness (excluding capital lease obligations) had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2012	$200,486	$—	$38,912	$239,398
2013(2)	895,571	—	46,202	941,773
2014	244,614	—	42,364	286,978
2015	989,941	73,419	34,494	1,097,854
2016	404,370	—	28,040	432,410
Thereafter(3)	3,009,634	—	171,029	3,180,663

Total maturities	$5,744,616	$73,419	$361,041	$6,179,076

(1)
At March 31, 2012, we had $53.2 million of unrestricted cash and cash equivalents, for $20.2 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
The amounts presented above exclude debt related to a real estate asset classified as held for sale as of March 31, 2012. The total mortgage debt for this property as of March 31, 2012 was $23.8 million and is scheduled to mature in 2013.

(3)
Includes $52.4 million aggregate principal amount of 6.90% Senior Notes due 2037 of Nationwide Health Properties, LLC ("NHP LLC") (as successor to NHP), which are subject to repurchase, at the option of the holders, on October 1 of each of 2012, 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% Senior Notes due 2038 of NHP LLC, which are subject to repurchase, at the option of the holders, on July 7 of each of 2013, 2018, 2023 and 2028.

Unsecured Revolving Credit Facility

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). At March 31, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At March 31, 2012, the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

        As of March 31, 2012, we had $73.4 million of borrowings and $6.3 million of letters of credit outstanding and $1.92 billion of unused borrowing capacity available under our unsecured revolving credit facility.

Senior Notes

        In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022 at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

        In March 2012, we redeemed all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $29.7 million during the first quarter of 2012.

        In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

        Also in April 2012, we exercised our option to redeem all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. We expect to pay a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognize a loss on extinguishment of debt of approximately $10.0 million during the second quarter of 2012 in connection with this redemption.

Capital Leases

        As of March 31, 2012, we leased eight seniors housing communities pursuant to arrangements that are accounted for as capital leases. Under each capital lease agreement, rent may be increased based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, and we have a bargain option to purchase the leased property and an option to exercise renewal terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

        Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of March 31, 2012 are as follows (in thousands):

2012	$7,103
2013	9,573
2014	9,699
2015	9,826
2016	9,953
Thereafter	162,600

Total minimum lease payments	208,754
Less: Amount related to interest	(65,897)

$142,857

        Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $221.8 million and $224.7 million as of March 31, 2012 and December 31, 2011, respectively.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

        As of March 31, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$53,224	$53,224	$45,807	$45,807
Secured loans receivable, net	222,218	222,971	212,577	216,315
Derivative instruments	18	18	11	11
Marketable debt securities	43,294	43,294	43,331	43,331
Unsecured loans receivable, net	59,179	59,836	63,598	65,219
Liabilities:
Senior notes payable and other debt, gross	6,179,076	6,361,335	6,180,443	6,637,691
Derivative instruments and other liabilities	80,848	80,848	80,815	80,815
Redeemable OP unitholder interests	106,264	106,264	102,837	102,837

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

        As of March 31, 2012, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $41.5 million and $43.3 million, respectively. As of December 31, 2011, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

marketable debt securities had an aggregate amortized cost basis and fair value of $41.2 million and $43.3 million, respectively. The contractual maturities of our current marketable debt securities range from October 1, 2012 to April 15, 2016. During the first quarter of 2011, we sold certain marketable debt securities for $23.1 million in proceeds and recognized aggregate gains from these sales of approximately $1.8 million (included in income from loans and investments in our Consolidated Statements of Income).

NOTE 11—LITIGATION

Litigation Relating to the NHP Acquisition

        In the weeks following the announcement of our acquisition of NHP on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant. On June 9, 2011, we and NHP agreed on a settlement in principle with the plaintiffs in the consolidated action pending in the Circuit Court for Baltimore City, Maryland (the "Maryland State Court"), which required us and NHP to make certain supplemental disclosures to stockholders concerning the merger. We and NHP made the supplemental disclosures on June 10, 2011. The parties executed a Stipulation of Settlement and Release on April 18, 2012. The settlement is subject to approval by the Maryland State Court.

        We believe that each of these actions is without merit.

Litigation Relating to the Cogdell Acquisition

        In the weeks following the announcement of our acquisition of Cogdell on December 27, 2011, purported stockholders of Cogdell filed seven lawsuits against Cogdell and its directors. Each of these lawsuits also named Ventas, Inc. as a defendant, and certain of the lawsuits also named our subsidiaries, TH Merger Corp, Inc. and TH Merger Sub, LLC, as defendants. On February 29, 2012, we and Cogdell agreed on a settlement in principle with the plaintiffs in the Maryland and North Carolina actions, pursuant to which Cogdell agreed to make certain supplemental disclosures to stockholders concerning the merger. Cogdell made the supplemental disclosures on February 29, 2012. The settlement is subject to appropriate documentation by the parties and approval by the Maryland State Court.

        We believe that each of these actions is without merit.

Proceedings against Tenants, Operators and Managers

        From time to time, Kindred, Brookdale Senior Living, Atria, Sunrise and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants', operators' or managers' liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—LITIGATION (Continued)

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

Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation

        From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 11, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, these matters may force us to expend significant financial resources. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management's assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

NOTE 12—INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries ("TRS" or "TRS entities"), which are subject to federal and state income taxes. Although the TRS entities were not liable for any cash federal income taxes for the three months ended March 31, 2012, their federal income tax liabilities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations reportable segments grow. Such increases could be significant.

        Our consolidated provision for income taxes for the three months ended March 31, 2012 and 2011 was an expense of $11.3 million and a benefit of $3.2 million, respectively. The income tax expense for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

the three months ended March 31, 2012 is primarily due to a valuation allowance recorded against certain deferred tax assets. We have determined that these future tax benefits are not more likely than not to be realized. The income tax benefit for the three months ended March 31, 2011 was primarily due to the benefit realized from the loss on extinguishment of debt in the quarter.

        Realization of a deferred tax benefit related to net operating losses is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to our TRS entities and in 2020 with respect to our other entities.

        Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $269.4 million and $258.7 million as of March 31, 2012 and December 31, 2011, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses. These amounts include the initial net deferred tax liability related to the ASLG acquisition of $44.6 million and adjustments for activity during the periods from May 12, 2011 through March 31, 2012 and December 31, 2011, respectively.

        Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2006 related to entities acquired or formed in connection with our acquisition of Sunrise Senior Living REIT in 2007.

NOTE 13—STOCKHOLDERS' EQUITY

Accumulated Other Comprehensive Income

        The following is a summary of our accumulated other comprehensive income as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Foreign currency translation	$23,015	$21,066
Unrealized gain on marketable debt securities	1,795	2,103
Other	(884)	(1,107)

Total accumulated other comprehensive income	$23,926	$22,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EARNINGS PER COMMON SHARE

        The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$48,297	$48,218
Discontinued operations	42,329	766

Net income attributable to common stockholders	$90,626	$48,984

Denominator:
Denominator for basic earnings per share—weighted average shares	288,375	160,420
Effect of dilutive securities:
Stock options	512	478
Restricted stock awards	64	68
OP units	1,862	—
Convertible notes	—	1,057

Denominator for diluted earnings per share—adjusted weighted average shares	290,813	162,023

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.17	$0.30
Discontinued operations	0.14	0.01

Net income attributable to common stockholders	$0.31	$0.31

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.17	$0.30
Discontinued operations	0.14	0.00

Net income attributable to common stockholders	$0.31	$0.30

NOTE 15—SEGMENT INFORMATION

        As of March 31, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for gain/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

        Interest expense, depreciation and amortization, general, administrative and professional fees, and non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summary information by reportable business segment is as follows:

        For the three months ended March 31, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$209,509	$—	$64,696	$—	$274,205
Resident fees and services	—	285,795	—	—	285,795
Medical office building and other services revenue	1,109	—	4,499	—	5,608
Income from loans and investments	—	—	—	8,036	8,036
Interest and other income	—	—	—	50	50

Total revenues	$210,618	$285,795	$69,195	$8,086	$573,694

Total revenues	$210,618	$285,795	$69,195	$8,086	$573,694
Less:
Interest and other income	—	—	—	50	50
Property-level operating expenses	—	195,666	21,090	—	216,756
Medical office building services costs	—	—	2,988	—	2,988

Segment NOI	210,618	90,129	45,117	8,036	353,900
Income from unconsolidated entities	266	—	51	—	317

Segment profit	$210,884	$90,129	$45,168	$8,036	354,217

Interest and other income					50
Interest expense					(70,668)
Depreciation and amortization					(163,197)
General, administrative and professional fees					(22,200)
Loss on extinguishment of debt					(29,544)
Merger-related expenses and deal costs					(7,981)
Other					(1,576)
Income tax expense					(11,338)
Discontinued operations					42,329

Net income					$90,092

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the three months ended March 31, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,574	$—	$24,236	$—	$140,810
Resident fees and services	—	114,502	—	—	114,502
Medical office building and other services revenue	—	—	6,957	—	6,957
Income from loans and investments	—	—	—	6,085	6,085
Interest and other income	—	—	—	78	78

Total revenues	$116,574	$114,502	$31,193	$6,163	$268,432

Total revenues	$116,574	$114,502	$31,193	$6,163	$268,432
Less:
Interest and other income	—	—	—	78	78
Property-level operating expenses	—	78,111	8,676	—	86,787
Medical office building services costs	—	—	5,536	—	5,536

Segment NOI	116,574	36,391	16,981	6,085	176,031
Loss from unconsolidated entities	—	—	(170)	—	(170)

Segment profit	$116,574	$36,391	$16,811	$6,085	175,861

Interest and other income					78
Interest expense					(41,740)
Depreciation and amortization					(51,314)
General, administrative and professional fees					(14,832)
Loss on extinguishment of debt					(16,520)
Merger-related expenses and deal costs					(6,449)
Other					(1)
Income tax benefit					3,197
Discontinued operations					766

Net income					$49,046

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Capital expenditures:
Triple-net leased properties	$4,863	$579
Senior living operations	17,166	1,965
MOB operations	19,764	5,419

Total capital expenditures	$41,793	$7,963

        Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

        Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Revenues:
United States	$550,093	$245,913
Canada	23,601	22,519

Total revenues	$573,694	$268,432

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Net real estate property:
United States	$15,340,181	$15,510,824
Canada	406,838	402,908

Total net real estate property	$15,747,019	$15,913,732

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited)

        At the time of initial issuance, we and certain of our direct and indirect wholly owned subsidiaries (the "Wholly Owned Subsidiary Guarantors") fully and unconditionally guaranteed, on a joint and several basis, the obligation to pay principal and interest with respect to the 9% senior notes due 2012 and the 6 3/4% senior notes due 2017 of our wholly owned subsidiaries, Ventas Realty, Limited Partnership ("Ventas Realty") and Ventas Capital Corporation (collectively, the "Ventas Issuers"). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. Our other subsidiaries (the "Non-Guarantor Subsidiaries") did not provide such guarantee and therefore were not obligated with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

respect to the Ventas Issuers' senior notes. In September 2010, the Wholly Owned Subsidiary Guarantors were released from their obligations with respect to the Ventas Issuers' 6 3/4% senior notes due 2017 pursuant to the terms of the indenture governing the senior notes.

        In connection with the NHP acquisition, our wholly owned subsidiary, NHP LLC, assumed the obligation to pay principal and interest with respect to the 8 1/4% senior notes due 2012, the 6.25% senior notes due 2013, the 6.00% senior notes due 2015, the 6.90% senior notes due 2037 and the 6.59% senior notes due 2038 of NHP. We, the Ventas Issuers and our subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC's senior notes.

        Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries' outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of the payment of principal and interest on the Ventas Issuers' senior notes. Certain of our real estate assets are also subject to mortgages.

        The following summarizes our condensed consolidating information as of March 31, 2012 and December 31, 2011 and for the three months ended March 31, 2012 and 2011:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2012

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$8,069	$3,628,813	$517,996	$11,920,445	$—	$16,075,323
Cash and cash equivalents	10,045	7,819	—	35,360	—	53,224
Escrow deposits and restricted cash	40,074	27,894	7,670	38,782	—	114,420
Deferred financing costs, net	757	401	19,162	6,281	—	26,601
Investment in and advances to affiliates	8,613,968	—	1,759,522	—	(10,373,490)	—
Other assets	64,852	188,275	4,254	662,010	—	919,391

Total assets	$8,737,765	$3,853,202	$2,308,604	$12,662,878	$(10,373,490)	$17,188,959

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$519,866	$2,628,878	$3,281,620	$—	$6,430,364
Intercompany loans	(1,270)	590,136	(640,968)	52,102	—	—
Accrued interest	—	1,514	31,770	24,757	—	58,041
Accounts payable and other liabilities	91,822	116,933	14,478	837,414	—	1,060,647
Deferred income taxes	271,408	—	—	—	—	271,408

Total liabilities	361,960	1,228,449	2,034,158	4,195,893	—	7,820,460
Redeemable OP unitholder interests	—	—	—	106,264	—	106,264
Total equity	8,375,805	2,624,753	274,446	8,360,721	(10,373,490)	9,262,235

Total liabilities and equity	$8,737,765	$3,853,202	$2,308,604	$12,662,878	$(10,373,490)	$17,188,959

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$309	$3,629,489	$519,042	$12,082,772	$—	$16,231,612
Cash and cash equivalents	2,335	7,820	—	35,652	—	45,807
Escrow deposits and restricted cash	1,971	27,523	7,513	39,583	—	76,590
Deferred financing costs, net	757	434	19,239	6,239	—	26,669
Investment in and advances to affiliates	8,612,893	—	1,728,635	—	(10,341,528)	—
Other assets	54,415	183,800	47,063	605,954	—	891,232

Total assets	$8,672,680	$3,849,066	$2,321,492	$12,770,200	$(10,341,528)	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$502,215	$2,593,176	$3,333,725	$—	$6,429,116
Intercompany loans	(68,408)	679,634	(655,914)	44,688	—	—
Accrued interest	—	1,431	12,561	23,702	—	37,694
Accounts payable and other liabilities	86,101	184,330	18,162	797,004	—	1,085,597
Deferred income taxes	260,722	—	—	—	—	260,722

Total liabilities	278,415	1,367,610	1,967,985	4,199,119	—	7,813,129
Redeemable OP unitholder interests	—	—	—	102,837	—	102,837
Total equity	8,394,265	2,481,456	353,507	8,468,244	(10,341,528)	9,355,944

Total liabilities and equity	$8,672,680	$3,849,066	$2,321,492	$12,770,200	$(10,341,528)	$17,271,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$623	$64,341	$70,299	$138,942	$—	$274,205
Resident fees and services	—	103,986	—	181,809	—	285,795
Medical office building and other services revenues	—	4,509	—	1,099	—	5,608
Income from loans and investments	940	—	469	6,627	—	8,036
Equity earnings in affiliates	61,178	47	—	—	(61,225)	—
Interest and other income	29	(3)	5	19	—	50

Total revenues	62,770	172,880	70,773	328,496	(61,225)	573,694
Expenses:
Interest	(724)	14,339	21,927	35,126	—	70,668
Depreciation and amortization	710	37,855	8,257	116,375	—	163,197
Property-level operating expenses	—	83,761	123	132,872	—	216,756
Medical office building services costs	—	2,988	—	—	—	2,988
General, administrative and professional fees	903	12,492	6,997	1,808	—	22,200
Loss (gain) on extinguishment of debt	—	—	29,731	(187)	—	29,544
Merger-related expenses and deal costs	1,365	4,727	—	1,889	—	7,981
Other	37	1,506	—	33	—	1,576

Total expenses	2,291	157,668	67,035	287,916	—	514,910

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	60,479	15,212	3,738	40,580	(61,225)	58,784
Income from unconsolidated entities	—	—	317	—	—	317
Income tax expense	(11,338)	—	—	—	—	(11,338)

Income from continuing operations	49,141	15,212	4,055	40,580	(61,225)	47,763
Discontinued operations	41,485	(628)	681	791	—	42,329

Net income	90,626	14,584	4,736	41,371	(61,225)	90,092
Net loss attributable to noncontrolling interest	—	—	—	(534)	—	(534)

Net income attributable to common stockholders	$90,626	$14,584	$4,736	$41,905	$(61,225)	$90,626

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$607	$54,958	$68,605	$16,640	$—	$140,810
Resident fees and services	—	66,686	—	47,816	—	114,502
Medical office building and other services revenues	—	6,986	—	(29)	—	6,957
Income from loans and investments	3,017	1,635	1,433	—	—	6,085
Equity earnings in affiliates	47,115	418	—	—	(47,533)	—
Interest and other income	51	5	21	1	—	78

Total revenues	50,790	130,688	70,059	64,428	(47,533)	268,432
Expenses:
Interest	(188)	15,996	13,415	12,517	—	41,740
Depreciation and amortization	421	28,128	8,755	14,010	—	51,314
Property-level operating expenses	—	49,997	144	36,646	—	86,787
Medical office building services costs	—	5,536	—	—	—	5,536
General, administrative and professional fees	(1,033)	7,954	6,140	1,771	—	14,832
Loss on extinguishment of debt	—	16,520	—	—	—	16,520
Merger-related expenses and deal costs	5,813	634	—	2	—	6,449
Other	(10)	12	—	(1)	—	1

Total expenses	5,003	124,777	28,454	64,945	—	223,179

Income (loss) from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	45,787	5,911	41,605	(517)	(47,533)	45,253
Loss from unconsolidated entities	—	—	(170)	—	—	(170)
Income tax benefit	3,197	—	—	—	—	3,197

Income (loss) from continuing operations	48,984	5,911	41,435	(517)	(47,533)	48,280
Discontinued operations	—	—	372	394	—	766

Net income (loss)	48,984	5,911	41,807	(123)	(47,533)	49,046
Net income attributable to noncontrolling interest	—	—	—	62	—	62

Net income (loss) attributable to common stockholders	$48,984	$5,911	$41,807	$(185)	$(47,533)	$48,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$90,626	$14,584	$4,736	$41,371	$(61,225)	$90,092
Other comprehensive income (loss):
Foreign currency translation	—	625	—	1,324	—	1,949
Change in unrealized gain on marketable debt securities	(308)	—	—	—	—	(308)
Other	—	7	—	216	—	223

Total other comprehensive (loss) income	(308)	632	—	1,540	—	1,864

Comprehensive income	90,318	15,216	4,736	42,911	(61,225)	91,956
Comprehensive loss attributable to noncontrolling interest	—	—	—	(534)	—	(534)

Comprehensive income attributable to common stockholders	$90,318	$15,216	$4,736	$43,445	$(61,225)	$92,490

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2011

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$48,984	$5,911	$41,807	$(123)	$(47,533)	$49,046
Other comprehensive income (loss):
Foreign currency translation	—	820	—	1,679	—	2,499
Change in unrealized gain on marketable debt securities	(1,257)	—	—	—	—	(1,257)
Other	—	(21)	—	8	—	(13)

Total other comprehensive (loss) income	(1,257)	799	—	1,687	—	1,229

Comprehensive income	47,727	6,710	41,807	1,564	(47,533)	50,275
Comprehensive income attributable to noncontrolling interest	—	—	—	62	—	62

Comprehensive income attributable to common stockholders	$47,727	$6,710	$41,807	$1,502	$(47,533)	$50,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Wholly Owned Subsidiary Guarantors	Ventas Issuers	Non- Guarantor Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(2,966)	$55,020	$70,263	$122,644	$—	$244,961
Net cash provided by (used in) investing activities	8,347	(13,674)	(15,038)	(19,947)	—	(40,312)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(2,398)	(380,000)	—	—	(382,398)
Proceeds from debt	—	—	591,384	75,946	—	667,330
Repayment of debt	—	(1,767)	(206,500)	(90,534)	—	(298,801)
Net change in intercompany debt	219,912	(49,545)	(22,107)	(148,260)	—	—
Payment of deferred financing costs	—	—	(1,473)	(320)	—	(1,793)
Cash distribution (to) from affiliates	(37,550)	12,363	(36,584)	61,771	—	—
Cash distribution to common stockholders	(179,253)	—	—	—	—	(179,253)
Cash distribution to redeemable OP unitholders	(1,112)	—	—	—	—	(1,112)
Purchases of redeemable OP units	(233)	—	—	—	—	(233)
Distributions to noncontrolling interest	—	—	—	(1,592)	—	(1,592)
Other	565	—	—	—	—	565

Net cash provided by (used in) financing activities	2,329	(41,347)	(55,280)	(102,989)	—	(197,287)

Net increase (decrease) in cash and cash equivalents	7,710	(1)	(55)	(292)	—	7,362
Effect of foreign currency translation on cash and cash equivalents	—	—	55	—	—	55
Cash and cash equivalents at beginning of period	2,335	7,820	—	35,652	—	45,807

Cash and cash equivalents at end of period	$10,045	$7,819	$—	$35,360	$—	$53,224

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statements

        Unless otherwise indicated or except where the context otherwise requires, the terms "we," "us" and "our" and other similar terms in this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

Forward-Looking Statements

        This Quarterly Report on Form 10-Q includes "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). All statements regarding our or our tenants', operators', managers' or borrowers' expected future financial condition, results of operations, cash flows, funds from operations, dividends and dividend plans, financing opportunities and plans, capital markets transactions, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, dispositions, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust ("REIT"), plans and objectives of management for future operations and statements that include words such as "anticipate," "if," "believe," "plan," "estimate," "expect," "intend," "may," "could," "should," "will" and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.

        Our actual future results and trends may differ materially from expectations depending on a variety of factors discussed in our filings with the Securities and Exchange Commission (the "SEC"). These factors include without limitation:

  •
  The ability and willingness of our tenants, operators, borrowers, managers and other third parties to satisfy their obligations under their respective contractual arrangements with us, including, in some cases, their obligations to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities;

  •
  The ability of our tenants, operators, borrowers and managers to maintain the financial strength and liquidity necessary to satisfy their respective obligations and liabilities to third parties, including without limitation obligations under their existing credit facilities and other indebtedness;

  •
  Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments, including our recent acquisition of Cogdell Spencer Inc. (together with its subsidiaries, "Cogdell") and investments in different asset types and outside the United States;

  •
  Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligations, and changes in the federal budget resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

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

  •
  Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

  •
  Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

  •
  Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

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

  •
  Risks associated with our senior living operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

  •
  Changes in U.S. and Canadian currency exchange rates;

  •
  Year-over-year changes in the Consumer Price Index and the effect of those changes on the rent escalators contained in our leases, including the rent escalator for Master Lease 2 with Kindred Healthcare, Inc. (together with its subsidiaries, "Kindred"), and our earnings;

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

Kindred, Brookdale Senior Living, Sunrise and Atria Information

        Each of Kindred, Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise") is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information . The information related to Kindred, Brookdale Senior Living and Sunrise contained or referred to in this Quarterly Report on Form 10-Q is derived from SEC filings made by Kindred, Brookdale Senior Living or Sunrise, as the case may be, or from other publicly available information, or has been provided to us by Kindred, Brookdale Senior Living or Sunrise. We have not verified this information either through an independent investigation or by reviewing Kindred's, Brookdale Senior Living's or Sunrise's public filings. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate. Kindred's, Brookdale Senior Living's and Sunrise's filings with the SEC can be found on the SEC's website at www.sec.gov. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred's, Brookdale Senior Living's and Sunrise's publicly available filings from the SEC.

        Atria Senior Living, Inc. ("Atria") is not subject to the reporting requirements of the SEC. The information related to Atria contained or referred to in this Quarterly Report on Form 10-Q is derived from publicly available information or has been provided to us by Atria. We have not verified this information through an independent investigation. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance that all of this information is accurate.

Company Overview

        We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of March 31, 2012, we owned 1,370 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 670 seniors housing communities; 403 skilled nursing and other facilities; 250 MOBs; and 47 hospitals. We were also in the process of developing four properties as of March 31, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

        Our primary business focuses on acquiring and owning seniors housing and healthcare properties and leasing those properties to unaffiliated tenants or operating those properties through independent third-party managers. Through our Lillibridge Healthcare Services, Inc. ("Lillibridge") subsidiary and our ownership interest in PMB Real Estate Services LLC ("PMBRES"), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make mortgage loans and other investments relating to seniors housing and healthcare operators or properties.

        As of March 31, 2012, we leased 919 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria and Sunrise, to manage 201 seniors housing communities pursuant to long-term management agreements.

        Our business strategy focuses on three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our financial strength, flexibility and liquidity.

        Access to external capital is critical to the success of our business strategy as it impacts our ability to meet our existing commitments, including repaying maturing indebtedness, and to make future investments. Our access to and cost of capital depends on various factors, including general market conditions, interest rates, credit ratings on our securities, investors' perception of our potential future earnings and cash distributions, and the market price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of fixed rate debt. At March 31, 2012, only 15.9% of our consolidated debt was variable rate debt (excluding debt related to real estate assets classified as held for sale).

Operating Highlights and Key Performance Trends

2012 Highlights

  •
  Our Board of Directors declared the first quarterly installment of our 2012 dividend in the amount of $0.62 per share, which represents an 8% increase over our 2011 quarterly dividend. The first quarterly installment of the 2012 dividend was paid on March 29, 2012 to stockholders of record on March 9, 2012.

  •
  In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022 at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

  •
  In February 2012, we sold nine seniors housing communities for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million, and realized a gain from the sale of $55.2 million, of which $15.0 million will be deferred for approximately two years.

  •
  In March 2012, we redeemed all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $29.7 million during the first quarter of 2012.

  •
  During the first quarter of 2012, we invested approximately $56.8 million, including the assumption of $16.5 million in debt, in one MOB and one seniors housing community.

  •
  On April 2, 2012, we acquired Cogdell, including its 72 MOBs (one which is still being developed) and its MOB property management business, which has existing agreements to manage 44 MOBs, in an all-cash transaction. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  •
  In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

  •
  In April 2012, we exercised our option to redeem all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes.

  •
  Also in April 2012, we entered into a definitive agreement to acquire sixteen seniors housing communities currently managed by Sunrise for approximately $362 million in an all-cash transaction. We expect to close this transaction in the second quarter of 2012, although we cannot provide any assurance as to whether or when the transaction will occur.

Concentration Risk

        We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our asset types, geographic locations, business models or tenants, operators and managers. We evaluate our concentration risk in terms of investment mix, which measures the portion of our investments that consists of a certain asset type or that is operated or managed by a particular tenant, operator or manager, and operations mix, which measures the portion of our operating results that is attributed to a certain tenant or operator, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2012	As of December 31, 2011
Investment mix by asset type(1):
Seniors housing communities	66.1%	66.4%
Skilled nursing facilities	16.5%	16.5%
MOBs	13.4%	13.2%
Hospitals	2.7%	2.6%
Loans receivable, net	1.2%	1.2%
Other properties	0.1%	0.1%
Investment mix by tenant, operator and manager(1):
Atria	19.3%	19.1%
Sunrise	14.5%	14.5%
Brookdale Senior Living	12.2%	12.7%
Kindred	5.0%	5.0%
All other	49.0%	48.7%

(1)
Ratios are based on the gross book value of real estate investments as of each reporting date.

	For the Three Months Ended March 31,
	2012	2011
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations(2)	49.8%	42.3%
Kindred	11.1%	23.0%
Brookdale Senior Living	7.4%	10.9%
All others	31.7%	23.8%
Adjusted EBITDA(3):
Senior living operations(2)	25.6%	21.3%
Kindred	16.9%	33.9%
Brookdale Senior Living	12.2%	16.0%
All others	45.3%	28.8%
NOI(4):
Senior living operations(2)	25.4%	20.4%
Kindred	18.0%	35.0%
Brookdale Senior Living	11.9%	16.5%
All others	44.7%	28.1%
Operations mix by geographic location(5):
California	14.4%	11.6%
New York	10.1%	3.3%
Texas	6.0%	2.4%
Illinois	5.2%	9.9%
Massachusetts	5.1%	4.8%
All others	59.2%	68.0%

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

(2)
Amounts attributable to senior living operations for the three months ended March 31, 2011 do not include operations related to our Atria-managed assets.

(3)
"Adjusted EBITDA" is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding loss on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations).

(4)
"NOI" represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations).

(5)
Ratios are based on total revenues for each period presented. Total revenues includes medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

See "Non-GAAP Financial Measures" included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income or total revenues, as applicable, as computed in accordance with GAAP.

Recent Developments Regarding Government Regulation

Medicare Reimbursement: Long-Term Acute Care Hospitals

        On April 24, 2012, the Centers for Medicare & Medicaid Services ("CMS") released for public display its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2013 fiscal year (October 1, 2012 through September 30, 2013). Under the proposed rule, the LTAC PPS standard federal payment rate would increase by 2.1% in fiscal year 2013, reflecting a 3.0% increase in the market basket index, less both a 0.8% productivity adjustment and a 10 basis point adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). After a one-time budget neutrality adjustment that the rule proposes to phase in over three years, the LTAC PPS standard federal payment rate in fiscal year 2013 would increase by 0.8%. In addition, under the proposed rule, the moratorium on new long-term acute care hospitals and beds imposed by the Medicare, Medicaid and SCHIP Extension Act of 2007 (the "Medicare Extension Act"), and subsequently extended by the Affordable Care Act, would expire on December 29, 2012 and the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals would be delayed for another year until December 29, 2013. As a result, CMS estimates that net payments to long-term acute care hospitals under the proposed rule would increase by approximately $100 million, or 1.9%, in fiscal year 2013 due to increases in high-cost and short-stay outlier payments and other changes; however, for discharges during the period from October 1, 2012 until the budget neutrality adjustment takes effect on December 29, 2012, net payments to long-term acute care hospitals would increase by 3.2%.

        This rule is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS until June 25, 2012. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals. We cannot provide any assurance that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect").

Critical Accounting Policies and Estimates

        Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with GAAP for interim financial information set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. In addition to the policies outlined below, please refer to our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, for further information regarding the critical accounting policies that affect our more significant estimates and assumptions used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

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

        Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, ground leases, tenant improvements, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities and any debt assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our Consolidated Statements of Income.

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

        We estimate the fair value of purchase option intangible assets or liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.

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

        In connection with a business combination, we may assume the rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All capital leases acquired or assumed in connection with our recent acquisitions contain bargain purchase options that we intend to exercise. Therefore, we recognized an asset based on the acquisition date fair value of the underlying property and a liability based on the acquisition date fair value of the capital lease obligation. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

        We estimate the fair value of noncontrolling interest assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.

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

        Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that the reporting entity has the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on the reporting entity's own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If a reporting entity determines that the volume and level of activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that the transaction for the asset or liability is not orderly, the reporting entity should place little, if any, weight on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

Recently Issued or Adopted Accounting Standards

        In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income ("ASU 2011-05"), which amends current guidance found in ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either (a) one continuous financial statement or (b) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 ("ASU 2011-12"). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassification of items out of accumulated other comprehensive income. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012.

Results of Operations

        As of March 31, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Three Months Ended March 31, 2012 and 2011

        The table below shows our results of operations for the three months ended March 31, 2012 and 2011 and the effect on our income of changes in those results from period to period.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$210,618	$116,574	$94,044	80.7%
Senior living operations	90,129	36,391	53,738	> 100
MOB operations	45,117	16,981	28,136	> 100
All other	8,036	6,085	1,951	32.1

Total segment NOI	353,900	176,031	177,869	> 100
Interest and other income	50	78	(28)	(35.9)
Interest expense	(70,668)	(41,740)	(28,928)	(69.3)
Depreciation and amortization	(163,197)	(51,314)	(111,883)	(> 100)
General, administrative and professional fees	(22,200)	(14,832)	(7,368)	(49.7)
Loss on extinguishment of debt	(29,544)	(16,520)	(13,024)	(78.8)
Merger-related expenses and deal costs	(7,981)	(6,449)	(1,532)	(23.8)
Other	(1,576)	(1)	(1,575)	(> 100)

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	58,784	45,253	13,531	29.9
Income (loss) from unconsolidated entities	317	(170)	487	> 100
Income tax (expense) benefit	(11,338)	3,197	(14,535)	(> 100)

Income from continuing operations	47,763	48,280	(517)	(1.1)
Discontinued operations	42,329	766	41,563	> 100

Net income	90,092	49,046	41,046	83.7
Net (loss) income attributable to noncontrolling interest	(534)	62	596	> 100

Net income attributable to common stockholders	$90,626	$48,984	$41,642	85.0%

  Segment NOI—Triple-Net Leased Properties

        NOI for our triple-net leased properties reportable business segment consists of rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.

        Triple-net leased properties segment NOI increased primarily due to rental income from the properties we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), the annual escalators in the rent paid under our four master lease agreements with Kindred effective May 1, 2011, other services revenue directly attributable to the NHP acquisition and various increases in the rent paid with respect to our other existing triple-net leased properties.

        In our triple-net leased properties segment, revenues consist of fixed rental amounts (subject to annual escalations) received directly from our tenants in accordance with the applicable lease terms and generally do not depend on the operating performance of our properties. Accordingly, occupancy information is relevant to the profitability of our tenants' operations but does not directly impact our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at March 31, 2012 for the fourth quarter of 2011, which is the most recent information available to us from our tenants.

	Number of Properties at March 31, 2012(1)	Average Occupancy For the Three Months Ended December 31, 2011
Seniors housing communities	449	86.1%
Skilled nursing facilities	381	83.2%
Hospitals	47	55.4%

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities and eight other facilities for which we do not receive occupancy information.

  Segment NOI—Senior Living Operations

        The following table summarizes our senior living operations reportable business segment NOI:

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$285,795	$114,502	$171,293	> 100%
Less:
Property-level operating expenses	(195,666)	(78,111)	(117,555)	(> 100)

Segment NOI	$90,129	$36,391	$53,738	> 100%

        In our senior living operations segment, revenues consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased primarily due to the properties we acquired in connection with the acquisition of Atria Senior Living Group, Inc. (together with its affiliates, "ASLG") in May 2011 and two seniors housing communities we acquired after March 31, 2011 and higher occupancy and average daily rates at our Sunrise-managed properties. The following table sets forth average resident occupancy rates related to our senior living operating properties during the three months ended March 31, 2012 and 2011:

	Number of Properties at March 31,		Average Occupancy For the Three Months Ended March 31,
	2012	2011	2012	2011
Stabilized communities	191	81	89.9%	89.7%
Lease-up communities	10	1	76.3%	59.6%

Total	201	82	89.2%	89.2%

Same-store stabilized communities	81	81	91.5%	89.7%

        Property-level operating expenses related to the segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended March 31, 2012 over the same period in 2011 primarily due to the properties we acquired in connection with the ASLG acquisition and two seniors housing communities we acquired after March 31, 2011 and higher management fees at our Sunrise-managed properties, offset by lower utilities, repairs and maintenance costs.

  Segment NOI—MOB Operations

        The following table summarizes our MOB operations reportable business segment NOI:

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$64,696	$24,236	$40,460	> 100%
Medical office building services revenue	4,499	6,957	(2,458)	(35.3)

Total revenues	69,195	31,193	38,002	> 100
Less:
Property-level operating expenses	(21,090)	(8,676)	(12,414)	(> 100)
Medical office building services costs	(2,988)	(5,536)	2,548	46.0

Segment NOI	$45,117	$16,981	$28,136	> 100%

        The increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired in connection with the NHP acquisition and thirteen MOBs we acquired after March 31, 2011. The following table sets forth occupancy rates related to our MOBs at March 31, 2012 and 2011:

	Number of Properties at March 31,		Occupancy at March 31,
	2012	2011	2012	2011
Stabilized MOBs	178	63	91.0%	94.2%
Non-stabilized MOBs	14	6	75.1%	74.2%

Total	192	69	89.0%	91.0%

Same-store stabilized MOBs	63	63	92.3%	94.2%

        Medical office building services revenue and costs both decreased primarily due to less construction activity during 2012 compared to 2011.

  Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the three months ended March 31, 2012 over the same period in 2011 primarily due to the loans receivable we acquired in connection with the NHP acquisition, partially offset by decreased interest income related to loans receivable repayments we received during 2011 and the first quarter of 2012.

  Interest Expense

        The $29.1 million increase in total interest expense, including interest allocated to discontinued operations of $1.0 million and $0.8 million for the three months ended March 31, 2012 and 2011, respectively, is attributed primarily to a $52.5 million increase in interest due to higher loan balances and $2.3 million of interest related to the capital leases we assumed in our 2011 acquisitions, partially offset by a $26.4 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.1% for the three months ended March 31, 2012, compared to 5.7% for the same period in 2011.

  Depreciation and Amortization

        Depreciation and amortization expense increased during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the NHP and ASLG acquisitions and other properties we acquired subsequent to March 31, 2011.

  General, Administrative and Professional Fees

        General, administrative and professional fees increased during the three months ended March 31, 2012 compared to the same period in 2011 due solely to our organizational growth.

  Loss on Extinguishment of Debt

        The loss on extinguishment of debt for the three months ended March 31, 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016. The loss on extinguishment of debt for the same period in 2011 resulted from our early repayment in February 2011 of $307.2 million principal amount of existing mortgage debt.

  Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs for the three months ended March 31, 2012 and 2011 consisted of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the three months ended March 31, 2011 also included expenses relating to our favorable litigation against HCP, Inc. and subsequent cross-appeals, which were fully concluded in November 2011.

  Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other expenses.

  Income/Loss from Unconsolidated Entities

        Income from unconsolidated entities for the three months ended March 31, 2012 relates to our noncontrolling interest of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities. Loss from unconsolidated entities for the three months ended March 31, 2011 relates to our noncontrolling interest of between 5% and 20% in joint ventures with respect to 58 MOBs.

  Income Tax Benefit/Expense

        Income tax expense for the three months ended March 31, 2012 was due primarily to a $14.9 million valuation allowance recorded against certain deferred tax assets. Income tax benefit for the three months ended March 31, 2011 was due primarily to the loss on extinguishment of debt incurred during the same period.

  Discontinued Operations

        Discontinued operations increased $41.6 million during the three months ended March 31, 2012 compared to the same period in 2011 due primarily to a $40.2 million gain and $1.8 million lease termination fee related to the sale of nine seniors housing communities to a tenant in February 2012.

  Net Loss/Income Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for the three months ended March 31, 2012 represents our partners' joint venture interests in 29 MOBs and seniors housing communities, 23 of which we acquired in connection with the NHP acquisition. Net income attributable to noncontrolling interest for the three months ended March 31, 2011 represented our partners' joint venture interests in six MOBs.

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

        The non-GAAP financial measures we present herein are not necessarily identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Funds From Operations and Normalized Funds From Operations

        Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations ("FFO") and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP, Inc.; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

        Our FFO and normalized FFO for the three months ended March 31, 2012 and 2011 are summarized in the following table.

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income attributable to common stockholders	$90,626	$48,984
Adjustments:
Real estate depreciation and amortization	162,295	50,728
Real estate depreciation related to noncontrolling interest	(1,511)	(204)
Real estate depreciation related to unconsolidated entities	2,175	1,035
Discontinued operations:
Gain on sale of real estate assets	(40,233)	—
Depreciation on real estate assets	1,439	445

FFO	214,791	100,988
Adjustments:
Merger-related expenses and deal costs	7,981	6,449
Amortization of other intangibles	256	256
Loss on extinguishment of debt	29,544	16,520
Income tax expense (benefit)	11,305	(3,197)
Change in fair value of financial instruments	33	—

Normalized FFO	$263,910	$121,016

Adjusted EBITDA

        We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding loss on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Net income	$90,092	$49,046
Adjustments:
Interest	71,650	42,558
Taxes (including amounts in general, administrative and professional fees)	12,270	(2,948)
Depreciation and amortization	164,636	51,759
Non-cash stock-based compensation expense	4,834	4,016
Loss on extinguishment of debt	29,544	16,520
Merger-related expenses and deal costs	7,981	6,449
Gain on sale of real estate assets	(40,233)	—
Changes in fair value of financial instruments	33	—

Adjusted EBITDA	$340,807	$167,400

NOI

        We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to total revenues (including amounts in discontinued operations) for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,
	2012	2011
	(In thousands)
Total revenues	$573,694	$268,432
Less:
Interest and other income	50	78
Property-level operating expenses	216,756	86,787
Medical office building services costs	2,988	5,536

NOI (excluding amounts in discontinued operations)	353,900	176,031
Discontinued operations	3,246	2,029

NOI (including amounts in discontinued operations)	$357,146	$178,060

Liquidity and Capital Resources

        As of March 31, 2012, we had a total of $53.2 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2012, we also had escrow deposits and restricted cash of $114.4 million and $1.92 billion of unused borrowing capacity available under our unsecured revolving credit facility.

        During the three months ended March 31, 2012, our principal sources of liquidity were proceeds from the issuance of debt, cash flows from operations, proceeds from repayments of our loans receivable, proceeds from sales of assets and cash on hand. In April 2012, we financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (including $36.6 million of our joint venture partners' share) and borrowings under our unsecured revolving credit facility, and we subsequently used our net proceeds from the issuance of $600.0 million aggregate principal amount of 4.00% senior notes due 2019 to repay the borrowings under our unsecured revolving credit facility.

        For the remainder of 2012, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $155.4 million aggregate principal amount outstanding of senior notes due 2012 and the redemption of all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017; (iv) fund capital expenditures for our senior living operations and MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of assets and borrowings under our unsecured revolving credit facility. However, if any of these sources of capital is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional funding from debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or the issuance of secured or unsecured long-term debt or other securities.

Unsecured Revolving Credit Facility

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At March 31, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

Senior Notes

        In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022 at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

        In March 2012, we redeemed all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $29.7 million during the first quarter of 2012.

        In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

        Also in April 2012, we exercised our option to redeem all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. We expect to pay a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognize a loss on extinguishment of debt of approximately $10.0 million during the second quarter of 2012 in connection with this redemption.

Cash Flows

        The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2012 and 2011:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2012	2011	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$45,807	$21,812	$23,995	>100%
Net cash provided by operating activities	244,961	130,769	114,192	87.3
Net cash (used in) provided by investing activities	(40,312)	31,681	(71,993)	(>100)
Net cash used in financing activities	(197,287)	(142,456)	(54,831)	(38.5)
Effect of foreign currency translation on cash and cash equivalents	55	93	(38)	(40.9)

Cash and cash equivalents at end of period	$53,224	$41,899	$11,325	27.0%

  Cash Flows from Operating Activities

        Cash flows from operating activities increased during the three months ended March 31, 2012 over the same period in 2011 primarily due to the NHP and ASLG acquisitions, higher NOI from our senior living and MOB operations reportable business segments and rent escalations related to our triple-net leased properties, partially offset by increased general, administrative and professional fees and interest expense all due to our enterprise growth.

  Cash Flows from Investing Activities

        Cash used in investing activities during the three months ended March 31, 2012 and 2011 consisted primarily of purchase of noncontrolling interest ($3.3 million in 2011), investments in loans receivable ($22.5 million in 2012), development project expenditures ($31.3 million and $0.1 million in 2012 and 2011, respectively) and capital expenditures ($10.0 million and $7.8 million in 2012 and 2011, respectively). These uses were offset by proceeds from real estate disposals ($8.8 million in 2012), proceeds from loans receivable ($17.2 million and $20.0 million in 2012 and 2011, respectively) and proceeds from the sale of marketable securities ($23.1 million in 2011). The majority of the proceeds from the sale of nine seniors housing communities during the first quarter of 2012 were deposited in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and during the first quarter of 2012, we used approximately $37.8 million of the deposited proceeds for our MOB and seniors housing community acquisitions.

  Cash Flows from Financing Activities

        Cash used in financing activities during the three months ended March 31, 2012 consisted primarily of $298.8 million of debt repayments, $180.4 million of cash dividend payments to common stockholders and unitholders and $382.4 million of net payments made on our unsecured revolving credit facility. These uses were partially offset by $667.3 million of proceeds from the issuance of debt.

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

Capital Expenditures

        The terms of our triple-net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our triple-net leased properties. From time to time, however, we may fund capital expenditures for our triple-net leased properties through loans to the tenants or advances, some of which may increase the amount of rent payable to us with respect to the properties. After the terms of our triple-net leases expire, or in the event that the tenants are unable or unwilling to meet their obligations under those leases, we would expect to fund any capital expenditures for which we may become responsible with cash flows from operations or through additional borrowings.

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

        As a result of the NHP acquisition, we assumed certain obligations under existing agreements to develop seniors housing and MOB properties. The construction of these properties is funded through capital provided by us and, in some circumstances, other joint venture members. As of March 31, 2012, two seniors housing communities and two MOBs were in various stages of development pursuant to our agreements. We have funded $61.6 million through March 31, 2012 toward these development projects, and our total commitment to these projects is estimated to be between $95.0 million and $110.0 million over the projected development period.

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

        We are exposed to market risk related to changes in interest rates on borrowings under our unsecured revolving credit facility and unsecured term loan facility, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of the current and future economic environment.

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

        To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points ("BPS") in interest rates as of March 31, 2012 and December 31, 2011:

	As of March 31, 2012	As of December 31, 2011
	(In thousands)
Gross book value	$5,366,742	$4,984,743
Fair value(1)	5,614,978	5,439,222
Fair value reflecting change in interest rates:(1)
-100 BPS	5,813,140	5,401,585
+100 BPS	5,437,594	4,963,413

(1)
The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates and a net increase in the aggregate principal amount of our outstanding senior notes.

        The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of March 31, 2012	As of December 31, 2011	As of March 31, 2011
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$2,860,026	$2,460,026	$1,537,433
Mortgage loans and other(1)	2,339,269	2,357,268	935,259
Variable rate:
Unsecured revolving credit facilities	73,419	455,578	8,000
Unsecured term loan facility	504,721	501,875	—
Mortgage loans and other(1)	401,641	405,696	117,859

Total	$6,179,076	$6,180,443	$2,598,551

Percent of total debt:
Fixed rate:
Senior notes and other	46.3%	39.8%	59.2%
Mortgage loans and other(1)	37.8%	38.1%	36.0%
Variable rate:
Unsecured revolving credit facilities	1.2%	7.4%	0.3%
Unsecured term loan facility	8.2%	8.1%	0.0%
Mortgage loans and other(1)	6.5%	6.6%	4.5%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	5.0%	5.3%	5.1%
Mortgage loans and other(1)	6.1%	6.1%	6.1%
Variable rate:
Unsecured revolving credit facilities	1.4%	1.4%	3.0%
Unsecured term loan facility	1.7%	1.8%	N/A
Mortgage loans and other(1)	1.9%	2.0%	1.6%
Total	4.9%	4.8%	5.3%

(1)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of March 31, 2012 and December 31, 2011. The total mortgage debt for these properties as of March 31, 2012 and December 31, 2011 was $23.8 million and $14.6 million, respectively.

        The variable rate debt in the table above reflects, in part, the effect of $167.6 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. The decrease in our outstanding variable rate debt from December 31, 2011 is primarily attributable to the repayment of borrowings outstanding under our unsecured revolving credit facility during the first quarter of 2012. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2012, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in our variable rate debt outstanding as of March 31, 2012, interest expense for 2012 would increase by approximately $9.0 million, or 0.03 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

        We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of both March 31, 2012 and December 31, 2011, the aggregate fair value of our marketable debt securities held at March 31, 2012, which had an aggregate original cost of $37.8 million, was $43.3 million.

        As of March 31, 2012 and December 31, 2011, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $282.8 million and $281.5 million, respectively.

        We are subject to fluctuations in U.S. and Canadian exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar impact the amount of net income we earn from our twelve seniors housing communities in Canada. Based solely on our results for the three months ended March 31, 2012, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the three-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot provide any assurance that any such fluctuations will not have a Material Adverse Effect on us.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2012, at the reasonable assurance level.

Internal Control Over Financial Reporting

        During the first quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The information contained in "Note 11—Litigation" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below summarizes repurchases of our common stock made during the three months ended March 31, 2012:

	Number of Shares Repurchased(1)	Average Price Per Share
January 1 through January 31	63,443	$56.34
February 1 through February 29	6,418	$56.28
March 1 through March 31	14,606	$55.96

(1)
Repurchases represent shares withheld to pay (i) taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan or under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP or (ii) the exercise price of options granted to employees under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of exercise, as the case may be.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.
4.2
	Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.
10.1	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.
10.2	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 27, 2012
VENTAS, INC.
	By:	/s/ DEBRA A. CAFARO Debra A. Cafaro Chairman and Chief Executive Officer
	By:	/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.
4.2
	Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.
10.1	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Filed herewith.
10.2	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Filed herewith.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.