Form 10-Q
period 2012-06-30
VENTAS INC
filed 2012-07-27
CIK 740260

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 23, 2012:
Common Stock, $0.25 par value	295,375,054

VENTAS, INC.
FORM 10-Q

INDEX

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,744,752	$1,614,847
Buildings and improvements	16,181,392	15,337,919
Construction in progress	133,890	76,638
Acquired lease intangibles	920,116	800,858

	18,980,150	17,830,262
Accumulated depreciation and amortization	(2,256,197)	(1,916,530)

Net real estate property	16,723,953	15,913,732
Secured loans receivable, net	213,193	212,577
Investments in unconsolidated entities	104,636	105,303

Net real estate investments	17,041,782	16,231,612
Cash and cash equivalents	52,803	45,807
Escrow deposits and restricted cash	114,883	76,590
Deferred financing costs, net	25,750	26,669
Other assets	987,043	891,232

Total assets	$18,222,261	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$7,204,727	$6,429,116
Accrued interest	47,842	37,694
Accounts payable and other liabilities	1,059,385	1,085,597
Deferred income taxes	271,066	260,722

Total liabilities	8,583,020	7,813,129
Redeemable OP unitholder interests	116,635	102,837
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 295,370 and 288,823 shares issued at June 30, 2012 and December 31, 2011, respectively	73,855	72,240
Capital in excess of par value	9,932,839	9,593,583
Accumulated other comprehensive income	21,404	22,062
Retained earnings (deficit)	(609,487)	(412,181)
Treasury stock, 0 and 14 shares at June 30, 2012 and December 31, 2011, respectively	—	(747)

Total Ventas stockholders' equity	9,418,611	9,274,957
Noncontrolling interest	103,995	80,987

Total equity	9,522,606	9,355,944

Total liabilities and equity	$18,222,261	$17,271,910

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Rental income:
Triple-net leased	$207,898	$116,150	$415,026	$230,771
Medical office buildings	89,674	23,758	154,183	47,994

	297,572	139,908	569,209	278,765
Resident fees and services	304,020	201,307	589,815	315,809
Medical office building and other services revenue	6,639	9,822	12,247	16,779
Income from loans and investments	8,152	8,391	16,188	14,476
Interest and other income	65	78	112	156

Total revenues	616,448	359,506	1,187,571	625,985
Expenses:
Interest	74,428	52,043	144,056	92,830
Depreciation and amortization	189,349	79,509	351,605	130,070
Property-level operating expenses:
Senior living	207,548	135,894	403,214	214,005
Medical office buildings	29,846	8,278	50,744	16,954

	237,394	144,172	453,958	230,959
Medical office building services costs	3,839	7,954	6,827	13,490
General, administrative and professional fees	26,710	15,554	48,907	30,386
Loss on extinguishment of debt	9,989	6	39,533	16,526
Merger-related expenses and deal costs	36,668	55,807	44,649	62,256
Other	1,510	(8,056)	3,086	(8,055)

Total expenses	579,887	346,989	1,092,621	568,462

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	36,561	12,517	94,950	57,523
Income (loss) from unconsolidated entities	514	(83)	831	(253)
Income tax benefit (expense)	5,179	6,110	(6,159)	9,307

Income from continuing operations	42,254	18,544	89,622	66,577
Discontinued operations	31,482	1,190	74,206	2,203

Net income	73,736	19,734	163,828	68,780
Net (loss) income attributable to noncontrolling interest	(289)	58	(823)	120

Net income attributable to common stockholders	$74,025	$19,676	$164,651	$68,660

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.15	$0.10	$0.31	$0.40
Discontinued operations	0.11	0.01	0.26	0.01

Net income attributable to common stockholders	$0.26	$0.11	$0.57	$0.41

Diluted:
Income from continuing operations attributable to common stockholders	$0.14	$0.10	$0.31	$0.39
Discontinued operations	0.11	0.01	0.25	0.01

Net income attributable to common stockholders	$0.25	$0.11	$0.56	$0.40

Weighted average shares used in computing earnings per common share:
Basic	290,170	176,262	289,281	168,369
Diluted	292,592	177,945	291,711	170,013
Dividends declared per common share	$0.62	$0.7014	$1.24	$1.2764

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$73,736	$19,734	$163,828	$68,780
Other comprehensive income (loss):
Foreign currency translation	(1,607)	560	342	3,059
Change in unrealized gain on marketable debt securities	(403)	(422)	(711)	(1,679)
Other	(512)	(23)	(289)	(36)

Total other comprehensive (loss) income	(2,522)	115	(658)	1,344

Comprehensive income	71,214	19,849	163,170	70,124
Comprehensive (loss) income attributable to noncontrolling interest	(289)	58	(823)	120

Comprehensive income attributable to common stockholders	$71,503	$19,791	$163,993	$70,004

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Six Months Ended June 30, 2012 and the Year Ended December 31, 2011

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	$39,391	$2,576,843	$26,868	$(255,628)	$(748)	$2,386,726	$3,479	$2,390,205
Comprehensive income:
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Other comprehensive loss	—	—	(4,806)	—	—	(4,806)	—	(4,806)
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of redeemable OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)

Balance at December 31, 2011	72,240	9,593,583	22,062	(412,181)	(747)	9,274,957	80,987	9,355,944
Comprehensive income:
Net income (loss)	—	—	—	164,651	—	164,651	(823)	163,828
Other comprehensive loss	—	—	(658)	—	—	(658)	—	(658)
Acquisition-related activity	—	(5,756)	—	—	—	(5,756)	26,983	21,227
Net change in noncontrolling interest	—	—	—	—	—	—	(3,152)	(3,152)
Dividends to common stockholders—$1.24 per share	—	—	—	(361,957)	—	(361,957)	—	(361,957)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	86	15,711	—	—	951	16,748	—	16,748
Adjust redeemable OP unitholder interests to current fair value	—	(16,645)	—	—	—	(16,645)	—	(16,645)
Purchase of redeemable OP units	—	(330)	—	—	324	(6)	—	(6)
Grant of restricted stock, net of forfeitures	34	5,302	—	—	(528)	4,808	—	4,808

Balance at June 30, 2012	$73,855	$9,932,839	$21,404	$(609,487)	$—	$9,418,611	$103,995	$9,522,606

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net income	$163,828	$68,780
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	366,405	132,514
Amortization of deferred revenue and lease intangibles, net	(8,829)	(1,550)
Other non-cash amortization	(21,185)	3,139
Change in fair value of financial instruments	93	(8,887)
Stock-based compensation	11,086	8,368
Straight-lining of rental income, net	(10,470)	(3,749)
Loss on extinguishment of debt	39,533	16,526
Gain on real estate dispositions, net (including amounts in discontinued operations)	(78,791)	—
Loss (gain) on real estate loan investments	559	(3,255)
Gain on sale of marketable securities	—	(733)
Income tax expense (benefit) (including amounts in discontinued operations)	6,138	(9,404)
(Income) loss from unconsolidated entities	(831)	253
Other	5,897	689
Changes in operating assets and liabilities:
Decrease (increase) in other assets	861	(9,940)
Increase in accrued interest	10,259	4,008
Decrease in accounts payable and other liabilities	(23,745)	(10,459)

Net cash provided by operating activities	460,808	186,300
Cash flows from investing activities:
Net investment in real estate property	(899,404)	(264,464)
Purchase of noncontrolling interest	(3,934)	(3,319)
Investment in loans receivable	(27,260)	(612,925)
Proceeds from real estate disposals	8,847	—
Proceeds from loans receivable	33,223	132,363
Proceeds from sale of marketable securities	—	23,050
Development project expenditures	(60,561)	(5,687)
Capital expenditures	(23,812)	(13,549)
Other	(2,150)	(75)

Net cash used in investing activities	(975,051)	(744,606)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(88,654)	99,500
Proceeds from debt	1,269,315	704,111
Repayment of debt	(645,722)	(337,427)
Payment of deferred financing costs	(2,980)	(1,363)
Issuance of common stock, net	342,469	299,926
Cash distribution to common stockholders	(361,957)	(201,949)
Cash distribution to redeemable OP unitholders	(2,241)	—
Purchases of redeemable OP units	(611)	—
Distributions to noncontrolling interest	(2,907)	(616)
Other	14,509	913

Net cash provided by financing activities	521,221	563,095

Net increase in cash and cash equivalents	6,978	4,789
Effect of foreign currency translation on cash and cash equivalents	18	101
Cash and cash equivalents at beginning of period	45,807	21,812

Cash and cash equivalents at end of period	$52,803	$26,702

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$364,883	$3,140,924
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	(134,003)	—
Other assets acquired	81,509	110,722
Debt assumed	250,363	1,621,641
Other liabilities	26,639	200,962
Deferred income tax liability	5,895	48,087
Noncontrolling interests	25,166	—
Equity issued	4,326	1,380,956

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, "we," "us" or "our") is a real estate investment trust ("REIT") with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of June 30, 2012, we owned 1,450 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 679 seniors housing communities; 404 skilled nursing and other facilities; 320 medical office buildings ("MOBs"); and 47 hospitals. We were also in the process of developing eight properties as of June 30, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

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

        As of June 30, 2012, we leased 913 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria Senior Living, Inc. ("Atria") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise"), to manage 217 seniors housing communities pursuant to long-term management agreements.

NOTE 2—ACCOUNTING POLICIES

        The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

        We generally determine the value of construction in progress based upon the replacement cost. However, for certain properties that we acquire that are part of a ground-up development, we determine the fair value of the property by (a) using the same valuation approach as all other properties, and (b) deducting an estimate of the cost to complete the development. Construction in progress is not depreciated until the project has reached substantial completion.

        The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease intangibles in operations at that time.

        We estimate the fair value of purchase option intangible assets or liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate assets for which we have recorded tenant purchase option intangibles were $518.9 million at June 30, 2012 (excluding properties classified as held for sale) and $644.0 million at December 31, 2011.

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

        In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All capital leases that we have acquired or assumed in connection with our past acquisitions

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

        We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.

        We estimate the fair value of noncontrolling interest assumed using assumptions that are consistent with those used in valuing all of the underlying assets and liabilities.

        We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

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

Revenue Recognition

  Triple-Net Leased Properties and MOB Operations

        Certain of our triple-net leases, including a majority of the leases we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Consolidated Balance Sheets. At June 30, 2012 and December 31, 2011, this cumulative excess (net of allowances) totaled $107.3 million and $96.9 million, respectively.

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

  Allowances

        We assess the collectibility of our rent receivables, including straight-line rent receivables, in accordance with applicable accounting standards and our reserve policy, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or increase or reduce the reserve against the previously recognized straight-line rent receivable asset.

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

        We use the following methods and assumptions in estimating the fair value of our financial instruments:

  •
  Cash and cash equivalents—The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

  •
  Loans receivable—We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses, if any, on loans receivable using level three inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

  •
  Marketable debt securities—We estimate the fair value of marketable debt securities using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access.

  •
  Derivative instruments—With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

  •
  Senior notes payable and other debt—We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings.

  •
  Contingent consideration—We estimate the fair value of contingent consideration using level three inputs: we assess the probability of expected future cash flows over the period in which the obligation is expected to be settled and apply a discount rate that appropriately captures a market participant's view of the risk associated with the obligation.

  •
  Redeemable OP unitholder interests—We estimate the fair value of our redeemable Class A limited partnership units using level two inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

        As of June 30, 2012, Atria, Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living") and Kindred managed or operated approximately 18.2%, 15.6%, 11.5% and 4.7%, respectively, of our real estate investments based on their gross book value. Also, as of June 30, 2012, seniors housing communities constituted approximately 64.0% of our real estate portfolio based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

on gross book value, with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 36.0%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of June 30, 2012, with properties in one state (California) accounting for more than 10% of our total revenues and net operating income ("NOI," which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the three months then ended.

Triple-Net Leased Properties

        For the three months ended June 30, 2012 and 2011, approximately 10.5% and 17.4%, respectively, of our total revenues and 17.2% and 29.9%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 6.7% and 8.0%, respectively, of our total revenues and 11.0% and 13.9%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all property-related expenses and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

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

Senior Living Operations

        As of June 30, 2012, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 214 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements. Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers' personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

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

Cogdell Acquisition

        On April 2, 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, "Cogdell"), including its 71 assets (one of which is still being developed and including properties owned through joint ventures) and its MOB property management business, which has existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners' share of net debt assumed was $36.3 million at the time of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

        Pursuant to the terms of, and subject to the conditions set forth in, the agreement and plan of merger, at the effective time of the merger, (a) each outstanding share of Cogdell common stock and each outstanding unit of limited partnership interest in Cogdell's operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell's 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (including $36.3 million of our joint venture partners' share) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.

        We are accounting for the Cogdell acquisition under the acquisition method in accordance with ASC Topic 805, Business Combinations ("ASC 805"), and we have completed our initial accounting for this acquisition, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$93,235
Buildings and improvements	615,488
Construction in progress	24,117
Acquired lease intangibles	117,088
Other assets	24,241

Total assets acquired	874,169
Notes payable and other debt	213,430
Other liabilities	40,795

Total liabilities assumed	254,225

Noncontrolling interest assumed	28,283

Net assets acquired	591,661
Cash acquired	12,202

Total cash used	$579,459

        As of June 30, 2012, we had incurred a total of $30.6 million of acquisition-related costs related to the Cogdell acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the three and six months ended June 30, 2012, we expensed $27.4 million and $29.4 million, respectively, of acquisition-related costs related to the Cogdell acquisition.

Other 2012 Acquisitions

        On May 1, 2012, we acquired sixteen seniors housing communities managed by Sunrise for approximately $362 million in an all-cash transaction. Sunrise continues to manage the acquired assets under existing long-term management agreements. We are accounting for this acquisition under the acquisition method in accordance with ASC 805.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

        During the first six months of 2012, we also invested approximately $155 million, including the assumption of $34.8 million in debt, in eight seniors housing communities and one MOB.

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

        We accounted for the ASLG acquisition under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$341,540
Buildings and improvements	2,876,717
Acquired lease intangibles	159,610
Other assets	215,708

Total assets acquired	3,593,575
Notes payable and other debt	1,629,212
Deferred tax liability	43,466
Other liabilities	202,278

Total liabilities assumed	1,874,956

Net assets acquired	1,718,619
Cash acquired	77,718
Equity issued	1,376,437

Total cash used	$264,464

        The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the SEC on April 27, 2012, due primarily to adjustments to certain of our valuation assumptions based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

        Included in other assets is $80.5 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date.

        As partial consideration for the ASLG acquisition, the sellers received the right to earn additional amounts ("contingent consideration") based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers, nor can we estimate a range of potential outcomes, because they are dependent on various factors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. As of June 30, 2012, December 31, 2011 and the acquisition date, the estimated discounted fair value of contingent consideration was $44.2 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NHP Acquisition

        In July 2011, we acquired NHP in a stock-for-stock transaction. The NHP acquisition added 643 seniors housing and healthcare properties to our portfolio (including properties owned through joint ventures).

        We accounted for the NHP acquisition under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$701,154
Buildings and improvements	6,147,737
Acquired lease intangibles	493,125
Investment in unconsolidated entities	93,553
Other assets	815,968

Total assets acquired	8,251,537
Notes payable and other debt	1,882,752
Other liabilities	720,420

Total liabilities assumed	2,603,172

Redeemable OP unitholder interests assumed	100,888
Noncontrolling interest assumed	76,658

Net assets acquired	5,470,819
Cash acquired	29,205
Equity issued	5,365,819

Total cash used	$75,795

        The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the SEC on April 27, 2012, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and acquiring additional information not readily available at the date of acquisition. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities.

        Included in other assets is $399.0 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. We have allocated $338.5 million and $60.5 million of the goodwill balance to our triple-net leased properties and MOB operations reportable business segments, respectively, based on relative fair value. We do not expect to deduct any of the goodwill balance for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

Other 2011 Acquisitions

        During 2011, in addition to the ASLG and NHP acquisitions, we invested approximately $329.5 million, including the assumption of $134.9 million in debt, in MOBs and seniors housing communities.

NOTE 5—DISPOSITIONS

        We present separately, as discontinued operations in all periods presented, the results of operations for assets held for sale and operating leases not renewed as of June 30, 2012 and assets disposed of during the six months ended June 30, 2012 or the year ended December 31, 2011.

2012 Dispositions

        During the three and six months ended June 30, 2012, we recognized a net gain from real estate dispositions of $38.6 million and $78.8 million, respectively. In addition, as of June 30, 2012, we had classified ten properties as held for sale and included their operations in discontinued operations in our Consolidated Statements of Income.

        In June 2012, we sold thirteen seniors housing communities to the existing tenants for aggregate consideration of $121.9 million, including a fee of $3.0 million, and recognized a gain from the sales of these assets. We also declined to exercise our renewal option on the operating leases related to two seniors housing communities that expired on June 30, 2012. We deposited $97.0 million of proceeds from these dispositions in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and during June 2012, we used approximately $58.1 million of the deposited proceeds for our seniors housing community acquisitions.

        In February 2012, we sold nine seniors housing communities to the existing tenant for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million, and recognized a gain from the sale of these assets. We deposited a majority of the proceeds from the sale in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and during the first six months of 2012, we used approximately $76.4 million of the deposited proceeds for our MOB and seniors housing community acquisitions. As of June 30, 2012, there was no balance remaining in the exchange escrow account related to this sale.

2011 Dispositions

        During 2011, we sold two seniors housing communities and two skilled nursing facilities to tenants exercising purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales.

        Set forth below is a summary of the results of operations of properties sold during the six months ended June 30, 2012 and the year ended December 31, 2011 or classified as held for sale as of June 30,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DISPOSITIONS (Continued)

2012, which were included in our triple-net leased properties, senior living operations or MOB operations segments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Rental income	$4,663	$3,979	$10,024	$7,961
Resident fees and services	2,072	1,175	4,081	1,175
Interest and other income	3,002	—	4,824	—

	9,737	5,154	18,929	9,136
Expenses:
Interest	1,837	1,689	3,859	3,460
Depreciation and amortization	12,420	1,246	14,800	2,444
Property-level operating expenses	1,891	845	3,639	845
General, administrative and professional fees	2	—	6	—
Other	650	283	1,230	283

	16,800	4,063	23,534	7,032

(Loss) income before income taxes and gain on sale of real estate assets	(7,063)	1,091	(4,605)	2,104
Income tax (expense) benefit	(13)	99	20	99
Gain on real estate dispositions, net	38,558	—	78,791	—

Discontinued operations	$31,482	$1,190	$74,206	$2,203

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.9 million and $1.0 million for the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $1.8 million for the six months ended June 30, 2012 and 2011, respectively. We are not required to consolidate these entities, as our joint venture partners have significant participating rights. Additionally, these entities are viable entities controlled by equity holders with sufficient capital and, therefore, are not considered variable interest entities. At both June 30, 2012 and December 31, 2011, we owned interests (ranging between 5% and 25%) in 92 properties that we accounted for under the equity method of accounting. Our net investment in these properties as of June 30, 2012 and December 31, 2011 was $104.6 million and $105.3 million, respectively. For the three months ended June 30, 2012 and 2011, we recorded income from unconsolidated entities of $0.5 million and a loss from unconsolidated entities of $0.1 million, respectively. For the six months ended June 30, 2012 and 2011, we recorded income from unconsolidated entities of $0.8 million and a loss from unconsolidated entities of $0.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7—INTANGIBLES

        The following is a summary of our intangibles as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$213,296	9.7	$210,358	10.1
In-place and other lease intangibles	706,819	22.2	590,500	22.4
Other intangibles	34,796	9.1	16,169	13.5
Accumulated amortization	(270,775)	N/A	(188,442)	N/A
Goodwill	493,298	N/A	448,393	N/A

Net intangible assets	$1,177,434	18.4	$1,076,978	18.5

Intangible liabilities:
Below market lease intangibles	$429,532	15.5	$442,612	15.3
Other lease intangibles	27,406	10.0	27,157	7.9
Accumulated amortization	(58,595)	N/A	(37,607)	N/A
Purchase option intangibles	66,362	N/A	112,670	N/A

Net intangible liabilities	$464,705	15.3	$544,832	15.2

N/A—Not Applicable.

        Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, management agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease, other lease and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NOTE 8—OTHER ASSETS

        The following is a summary of our other assets as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Straight-line rent receivables, net	$107,323	$96,883
Marketable debt securities	43,175	43,331
Unsecured loans receivable, net	61,098	63,598
Goodwill and other intangibles, net	522,410	462,655
Assets held for sale	155,238	119,290
Other	97,799	105,475

Total other assets	$987,043	$891,232

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

        The following is a summary of our senior notes payable and other debt as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Unsecured revolving credit facility	$366,991	$455,578
9% Senior Notes due 2012	—	82,433
8 1/4% Senior Notes due 2012	72,950	72,950
Unsecured term loan due 2013	200,000	200,000
6.25% Senior Notes due 2013	269,850	269,850
Unsecured term loan due 2015(1)	127,378	126,875
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
6 1/2% Senior Notes due 2016	—	200,000
Unsecured term loan due 2017(1)	375,000	375,000
6 3/4% Senior Notes due 2017	—	225,000
4.00% Senior Notes due 2019	600,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
Mortgage loans and other(2)	2,938,757	2,762,964

Total	6,960,719	6,180,443
Capital lease obligations	142,716	143,006
Unamortized fair value adjustment	128,925	144,923
Unamortized commission fees and discounts	(27,633)	(39,256)

Senior notes payable and other debt	$7,204,727	$6,429,116

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

(2)
Excludes debt related to real estate assets classified as held for sale as of June 30, 2012 and December 31, 2011, respectively. The total mortgage debt for these properties as of June 30, 2012 and December 31, 2011 was $23.6 million and $14.6 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

        As of June 30, 2012, our indebtedness (excluding capital lease obligations) had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2012	$99,549	$—	$28,650	$128,199
2013(2)	898,439	—	50,474	948,913
2014	280,701	—	46,317	327,018
2015	1,025,773	366,991	37,632	1,430,396
2016	415,334	—	30,511	445,845
Thereafter(3)	3,502,118	—	178,230	3,680,348

Total maturities	$6,221,914	$366,991	$371,814	$6,960,719

(1)
At June 30, 2012, we had $52.8 million of unrestricted cash and cash equivalents, for $314.2 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Excludes debt related to a real estate asset classified as held for sale as of June 30, 2012 that is scheduled to mature in 2013. The total mortgage debt for this property as of June 30, 2012 was $23.6 million.

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

Unsecured Revolving Credit Facility

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). At June 30, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At June 30, 2012, the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

        As of June 30, 2012, we had $367.0 million of borrowings and $6.8 million of letters of credit outstanding and $1.63 billion of unused borrowing capacity available under our unsecured revolving credit facility.

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

        In May 2012, we repaid in full, at par, $82.4 million principal amount then outstanding of our 9% senior notes due 2012 upon maturity.

        Also in May 2012, we redeemed all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result, we paid a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $10.0 million during the second quarter of 2012.

        In July 2012, we repaid in full, at par, $73.0 million principal amount then outstanding of NHP LLC's 8 1/4% senior notes due 2012 upon maturity.

Capital Leases

        As of June 30, 2012, we leased eight seniors housing communities pursuant to arrangements that are accounted for as capital leases. Under each capital lease agreement, rent may be increased annually based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, and we have a bargain option to purchase the leased property and an option to exercise renewal terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

        Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of June 30, 2012 are as follows (in thousands):

2012	$4,749
2013	9,573
2014	9,699
2015	9,826
2016	9,953
Thereafter	162,600

Total minimum lease payments	206,400
Less: Amount related to interest	(63,684)

$142,716

        Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $219.0 million and $224.7 million as of June 30, 2012 and December 31, 2011, respectively.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

        As of June 30, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$52,803	$52,803	$45,807	$45,807
Secured loans receivable, net	213,193	215,834	212,577	216,315
Derivative instruments	1	1	11	11
Marketable debt securities	43,175	43,175	43,331	43,331
Unsecured loans receivable, net	61,098	63,446	63,598	65,219
Liabilities:
Senior notes payable and other debt, gross	6,960,719	7,357,720	6,180,443	6,637,691
Derivative instruments and other liabilities	80,908	80,908	80,815	80,815
Redeemable OP unitholder interests	116,635	116,635	102,837	102,837

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

        As of June 30, 2012, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $41.8 million and $43.2 million, respectively. As of December 31, 2011, our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

marketable debt securities had an aggregate amortized cost basis and fair value of $41.2 million and $43.3 million, respectively. The contractual maturities of our current marketable debt securities range from October 1, 2012 to April 15, 2016. During the first quarter of 2011, we sold certain marketable debt securities for $23.1 million in aggregate proceeds and recognized gains from these sales of approximately $1.8 million (which are included in income from loans and investments in our Consolidated Statement of Income for the six months ended June 30, 2011).

NOTE 11—LITIGATION

Litigation Relating to the NHP Acquisition

        In the weeks following the announcement of our acquisition of NHP on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant. On June 9, 2011, we and NHP agreed on a settlement in principle with the plaintiffs in the consolidated action pending in the Circuit Court of Baltimore City, Maryland (the "Maryland State Court"), which required us and NHP to make certain supplemental disclosures to stockholders concerning the merger. We and NHP made the supplemental disclosures on June 10, 2011. The parties executed a Stipulation of Settlement and Release on April 18, 2012. The settlement is subject to approval by the Maryland State Court.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—LITIGATION (Continued)

Proceedings Indemnified and Defended by Third Parties

        From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. The tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates, are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, we hold a portion of the purchase price consideration in escrow as collateral for these indemnification obligations. We are presently being defended by certain tenants and other obligated third parties in these types of matters. We cannot provide any assurance that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants' or other obligated third parties' liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

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

NOTE 12—INCOME TAXES

        We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Code"), commencing with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries ("TRS" or "TRS entities"), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as "the REIT" within this Note 12.

        Although the TRS entities were not liable for any cash federal income taxes for the six months ended June 30, 2012, their federal income tax liabilities may increase in future periods as we exhaust

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

net operating loss carryforwards and as our senior living operations and MOB operations reportable business segments grow. Such increases could be significant.

        Our consolidated provision for income taxes for the three months ended June 30, 2012 and 2011 was a benefit of $5.2 million and $6.1 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2012 and 2011 was an expense of $6.2 million and a benefit of $9.3 million, respectively. The income tax expense for the six months ended June 30, 2012 is primarily due to a valuation allowance recorded against certain deferred tax assets. We have determined that these future tax benefits are not more likely than not to be realized. The income tax benefit for the six months ended June 30, 2011 was primarily due to the benefit realized from the loss on extinguishment of debt in the first quarter of 2011 and the ASLG acquisition.

        Realization of a deferred tax benefit related to net operating losses is dependent in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.

        Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $269.1 million and $258.7 million as of June 30, 2012 and December 31, 2011, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses. These amounts include the initial net deferred tax liability related to the ASLG acquisition of $43.5 million and adjustments for activity during the periods from May 12, 2011 (the acquisition date) through June 30, 2012 and from May 12, 2011 through December 31, 2011, respectively.

        Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2008 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2007 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2006 related to our Canadian entities.

NOTE 13—STOCKHOLDERS' EQUITY

        In June 2012, we completed the sale of 5,980,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $342.5 million in aggregate proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facility and for working capital and other general corporate purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13—STOCKHOLDERS' EQUITY (Continued)

Accumulated Other Comprehensive Income

        The following is a summary of our accumulated other comprehensive income as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Foreign currency translation	$21,408	$21,066
Unrealized gain on marketable debt securities	1,392	2,103
Other	(1,396)	(1,107)

Total accumulated other comprehensive income	$21,404	$22,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EARNINGS PER COMMON SHARE

        The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$42,543	$18,486	$90,445	$66,457
Discontinued operations	31,482	1,190	74,206	2,203

Net income attributable to common stockholders	$74,025	$19,676	$164,651	$68,660

Denominator:
Denominator for basic earnings per share—weighted average shares	290,170	176,262	289,281	168,369
Effect of dilutive securities:
Stock options	499	487	506	483
Restricted stock awards	72	66	68	67
OP units	1,851	—	1,856	—
Convertible notes	—	1,130	—	1,094

Denominator for diluted earnings per share—adjusted weighted average shares	292,592	177,945	291,711	170,013

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.15	$0.10	$0.31	$0.40
Discontinued operations	0.11	0.01	0.26	0.01

Net income attributable to common stockholders	$0.26	$0.11	$0.57	$0.41

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.14	$0.10	$0.31	$0.39
Discontinued operations	0.11	0.01	0.25	0.01

Net income attributable to common stockholders	$0.25	$0.11	$0.56	$0.40

NOTE 15—SEGMENT INFORMATION

        As of June 30, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

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

        Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summary information by reportable business segment is as follows:

        For the three months ended June 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$207,898	$—	$89,674	$—	$297,572
Resident fees and services	—	304,020	—	—	304,020
Medical office building and other services revenue	1,110	—	5,529	—	6,639
Income from loans and investments	—	—	—	8,152	8,152
Interest and other income	—	—	—	65	65

Total revenues	$209,008	$304,020	$95,203	$8,217	$616,448

Total revenues	$209,008	$304,020	$95,203	$8,217	$616,448
Less:
Interest and other income	—	—	—	65	65
Property-level operating expenses	—	207,548	29,846	—	237,394
Medical office building services costs	—	—	3,839	—	3,839

Segment NOI	209,008	96,472	61,518	8,152	375,150
Income from unconsolidated entities	454	—	60	—	514

Segment profit	$209,462	$96,472	$61,578	$8,152	375,664

Interest and other income					65
Interest expense					(74,428)
Depreciation and amortization					(189,349)
General, administrative and professional fees					(26,710)
Loss on extinguishment of debt					(9,989)
Merger-related expenses and deal costs					(36,668)
Other					(1,510)
Income tax benefit					5,179
Discontinued operations					31,482

Net income					$73,736

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the three months ended June 30, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$116,150	$—	$23,758	$—	$139,908
Resident fees and services	—	201,307	—	—	201,307
Medical office building and other services revenue	—	—	9,822	—	9,822
Income from loans and investments	—	—	—	8,391	8,391
Interest and other income	—	—	—	78	78

Total revenues	$116,150	$201,307	$33,580	$8,469	$359,506

Total revenues	$116,150	$201,307	$33,580	$8,469	$359,506
Less:
Interest and other income	—	—	—	78	78
Property-level operating expenses	—	135,894	8,278	—	144,172
Medical office building services costs	—	—	7,954	—	7,954

Segment NOI	116,150	65,413	17,348	8,391	207,302
Loss from unconsolidated entities	—	—	(83)	—	(83)

Segment profit	$116,150	$65,413	$17,265	$8,391	207,219

Interest and other income					78
Interest expense					(52,043)
Depreciation and amortization					(79,509)
General, administrative and professional fees					(15,554)
Loss on extinguishment of debt					(6)
Merger-related expenses and deal costs					(55,807)
Other					8,056
Income tax benefit					6,110
Discontinued operations					1,190

Net income					$19,734

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the six months ended June 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$415,026	$—	$154,183	$—	$569,209
Resident fees and services	—	589,815	—	—	589,815
Medical office building and other services revenue	2,219	—	10,028	—	12,247
Income from loans and investments	—	—	—	16,188	16,188
Interest and other income	—	—	—	112	112

Total revenues	$417,245	$589,815	$164,211	$16,300	$1,187,571

Total revenues	$417,245	$589,815	$164,211	$16,300	$1,187,571
Less:
Interest and other income	—	—	—	112	112
Property-level operating expenses	—	403,214	50,744	—	453,958
Medical office building services costs	—	—	6,827	—	6,827

Segment NOI	417,245	186,601	106,640	16,188	726,674
Income from unconsolidated entities	720	—	111	—	831

Segment profit	$417,965	$186,601	$106,751	$16,188	727,505

Interest and other income					112
Interest expense					(144,056)
Depreciation and amortization					(351,605)
General, administrative and professional fees					(48,907)
Loss on extinguishment of debt					(39,533)
Merger-related expenses and deal costs					(44,649)
Other					(3,086)
Income tax expense					(6,159)
Discontinued operations					74,206

Net income					$163,828

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the six months ended June 30, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$230,771	$—	$47,994	$—	$278,765
Resident fees and services	—	315,809	—	—	315,809
Medical office building and other services revenue	—	—	16,779	—	16,779
Income from loans and investments	—	—	—	14,476	14,476
Interest and other income	—	—	—	156	156

Total revenues	$230,771	$315,809	$64,773	$14,632	$625,985

Total revenues	$230,771	$315,809	$64,773	$14,632	$625,985
Less:
Interest and other income	—	—	—	156	156
Property-level operating expenses	—	214,005	16,954	—	230,959
Medical office building services costs	—	—	13,490	—	13,490

Segment NOI	230,771	101,804	34,329	14,476	381,380
Loss from unconsolidated entities	—	—	(253)	—	(253)

Segment profit	$230,771	$101,804	$34,076	$14,476	381,127

Interest and other income					156
Interest expense					(92,830)
Depreciation and amortization					(130,070)
General, administrative and professional fees					(30,386)
Loss on extinguishment of debt					(16,526)
Merger-related expenses and deal costs					(62,256)
Other					8,055
Income tax benefit					9,307
Discontinued operations					2,203

Net income					$68,780

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Capital expenditures:
Triple-net leased properties	$9,017	$648	$13,880	$1,227
Senior living operations	331,665	273,639	348,831	275,604
MOB operations	601,302	1,450	621,066	6,869

Total capital expenditures	$941,984	$275,737	$983,777	$283,700

        Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

        Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)		(In thousands)
Revenues:
United States	$592,819	$336,411	$1,140,341	$580,371
Canada	23,629	23,095	47,230	45,613

Total revenues	$616,448	$359,506	$1,187,571	$625,985

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Net real estate property:
United States	$16,325,712	$15,510,824
Canada	398,241	402,908

Total net real estate property	$16,723,953	$15,913,732

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited)

        We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the senior notes of our wholly owned subsidiaries, Ventas Realty, Limited Partnership ("Ventas Realty") and Ventas Capital Corporation (collectively, the "Ventas Issuers"). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of the senior notes and has no assets or operations. None of our other subsidiaries (excluding the Ventas Issuers, the "Ventas Subsidiaries") is obligated with respect to the Ventas Issuers' outstanding senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

        In connection with the NHP acquisition, our wholly owned subsidiary, NHP LLC, assumed the obligation to pay principal and interest with respect to the 8 1/4% senior notes due 2012, the 6.25% senior notes due 2013, the 6.00% senior notes due 2015, the 6.90% senior notes due 2037 and the 6.59% senior notes due 2038 of NHP. We, the Ventas Issuers and the Ventas Subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC's outstanding senior notes.

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

        The following summarizes our condensed consolidating information as of June 30, 2012 and December 31, 2011 and for the three and six months ended June 30, 2012 and 2011:

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,918	$428,933	$16,604,931	$—	$17,041,782
Cash and cash equivalents	2,717	—	50,086	—	52,803
Escrow deposits and restricted cash	40,867	4,547	69,469	—	114,883
Deferred financing costs, net	757	18,558	6,435	—	25,750
Investment in and advances to affiliates	9,498,718	1,867,145	—	(11,365,863)	—
Other assets	67,212	4,541	915,290	—	987,043

Total assets	$9,618,189	$2,323,724	$17,646,211	$(11,365,863)	$18,222,261

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$3,212,867	$3,991,860	$—	$7,204,727
Intercompany loans	2,209,248	(2,629,189)	419,941	—	—
Accrued interest	—	21,099	26,743	—	47,842
Accounts payable and other liabilities	82,251	6,131	971,003	—	1,059,385
Deferred income taxes	271,066	—	—	—	271,066

Total liabilities	2,562,565	610,908	5,409,547	—	8,583,020
Redeemable OP unitholder interests	—	—	116,635	—	116,635
Total equity	7,055,624	1,712,816	12,120,029	(11,365,863)	9,522,606

Total liabilities and equity	$9,618,189	$2,323,724	$17,646,211	$(11,365,863)	$18,222,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$309	$519,042	$15,712,261	$—	$16,231,612
Cash and cash equivalents	2,335	—	43,472	—	45,807
Escrow deposits and restricted cash	1,971	7,513	67,106	—	76,590
Deferred financing costs, net	757	19,239	6,673	—	26,669
Investment in and advances to affiliates	8,612,893	1,728,635	—	(10,341,528)	—
Other assets	54,415	47,063	789,754	—	891,232

Total assets	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$2,593,176	$3,835,940	$—	$6,429,116
Intercompany loans	(68,408)	(655,914)	724,322	—	—
Accrued interest	—	12,561	25,133	—	37,694
Accounts payable and other liabilities	86,101	18,162	981,334	—	1,085,597
Deferred income taxes	260,722	—	—	—	260,722

Total liabilities	278,415	1,967,985	5,566,729	—	7,813,129
Redeemable OP unitholder interests	—	—	102,837	—	102,837
Total equity	8,394,265	353,507	10,949,700	(10,341,528)	9,355,944

Total liabilities and equity	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$634	$69,872	$227,066	$—	$297,572
Resident fees and services	—	—	304,020	—	304,020
Medical office building and other services revenues	—	—	6,639	—	6,639
Income from loans and investments	951	560	6,641	—	8,152
Equity earnings in affiliates	51,602	—	172	(51,774)	—
Interest and other income	56	5	4	—	65

Total revenues	53,243	70,437	544,542	(51,774)	616,448
Expenses:
Interest	(1,513)	23,932	52,009	—	74,428
Depreciation and amortization	810	13,228	175,311	—	189,349
Property-level operating expenses	—	118	237,276	—	237,394
Medical office building services costs	—	—	3,839	—	3,839
General, administrative and professional fees	2,907	7,114	16,689	—	26,710
Loss on extinguishment of debt	—	9,989	—	—	9,989
Merger-related expenses and deal costs	28,689	—	7,979	—	36,668
Other	(36)	—	1,546	—	1,510

Total expenses	30,857	54,381	494,649	—	579,887

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	22,386	16,056	49,893	(51,774)	36,561
Income from unconsolidated entities	—	514	—	—	514
Income tax benefit	5,179	—	—	—	5,179

Income from continuing operations	27,565	16,570	49,893	(51,774)	42,254
Discontinued operations	46,460	584	(15,562)	—	31,482

Net income	74,025	17,154	34,331	(51,774)	73,736
Net loss attributable to noncontrolling interest	—	—	(289)	—	(289)

Net income attributable to common stockholders	$74,025	$17,154	$34,620	$(51,774)	$74,025

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$618	$67,759	$71,531	$—	$139,908
Resident fees and services	—	—	201,307	—	201,307
Medical office building and other services revenues	—	—	9,822	—	9,822
Income from loans and investments	930	7,030	431	—	8,391
Equity earnings in affiliates	61,140	—	426	(61,566)	—
Interest and other income	39	21	18	—	78

Total revenues	62,727	74,810	283,535	(61,566)	359,506
Expenses:
Interest	(678)	15,861	36,860	—	52,043
Depreciation and amortization	414	7,992	71,103	—	79,509
Property-level operating expenses	—	155	144,017	—	144,172
Medical office building services costs	—	—	7,954	—	7,954
General, administrative and professional fees	(6,001)	9,058	12,497	—	15,554
Loss on extinguishment of debt	—	—	6	—	6
Merger-related expenses and deal costs	55,386	—	421	—	55,807
Other	40	—	(8,096)	—	(8,056)

Total expenses	49,161	33,066	264,762	—	346,989

Income from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	13,566	41,744	18,773	(61,566)	12,517
Loss from unconsolidated entities	—	(83)	—	—	(83)
Income tax benefit	6,110	—	—	—	6,110

Income from continuing operations	19,676	41,661	18,773	(61,566)	18,544
Discontinued operations	—	911	279	—	1,190

Net income	19,676	42,572	19,052	(61,566)	19,734
Net income attributable to noncontrolling interest	—	—	58	—	58

Net income attributable to common stockholders	$19,676	$42,572	$18,994	$(61,566)	$19,676

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,258	$138,225	$429,726	$—	$569,209
Resident fees and services	—	—	589,815	—	589,815
Medical office building and other services revenues	—	—	12,247	—	12,247
Income from loans and investments	1,890	1,029	13,269	—	16,188
Equity earnings in affiliates	112,778	—	219	(112,997)	—
Interest and other income	85	10	17	—	112

Total revenues	116,011	139,264	1,045,293	(112,997)	1,187,571
Expenses:
Interest	(2,236)	45,169	101,123	—	144,056
Depreciation and amortization	1,518	20,949	329,138	—	351,605
Property-level operating expenses	—	241	453,717	—	453,958
Medical office building services costs	—	—	6,827	—	6,827
General, administrative and professional fees	3,810	14,112	30,985	—	48,907
Loss (gain) on extinguishment of debt	—	39,720	(187)	—	39,533
Merger-related expenses and deal costs	30,053	—	14,596	—	44,649
Other	1	—	3,085	—	3,086

Total expenses	33,146	120,191	939,284	—	1,092,621

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	82,865	19,073	106,009	(112,997)	94,950
Income from unconsolidated entities	—	831	—	—	831
Income tax expense	(6,159)	—	—	—	(6,159)

Income from continuing operations	76,706	19,904	106,009	(112,997)	89,622
Discontinued operations	87,945	1,985	(15,724)	—	74,206

Net income	164,651	21,889	90,285	(112,997)	163,828
Net loss attributable to noncontrolling interest	—	—	(823)	—	(823)

Net income attributable to common stockholders	$164,651	$21,889	$91,108	$(112,997)	$164,651

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,225	$134,412	$143,128	$—	$278,765
Resident fees and services	—	—	315,809	—	315,809
Medical office building and other services revenues	—	—	16,779	—	16,779
Income from loans and investments	3,945	8,463	2,068	—	14,476
Equity earnings in affiliates	108,255	—	844	(109,099)	—
Interest and other income	90	42	24	—	156

Total revenues	113,515	142,917	478,652	(109,099)	625,985
Expenses:
Interest	(866)	28,323	65,373	—	92,830
Depreciation and amortization	834	15,994	113,242	—	130,070
Property-level operating expenses	—	299	230,660	—	230,959
Medical office building services costs	—	—	13,490	—	13,490
General, administrative and professional fees	(7,035)	15,198	22,223	—	30,386
Loss on extinguishment of debt	—	—	16,526	—	16,526
Merger-related expenses and deal costs	61,199	—	1,057	—	62,256
Other	30	—	(8,085)	—	(8,055)

Total expenses	54,162	59,814	454,486	—	568,462

Income from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	59,353	83,103	24,166	(109,099)	57,523
Loss from unconsolidated entities	—	(253)	—	—	(253)
Income tax benefit	9,307	—	—	—	9,307

Income from continuing operations	68,660	82,850	24,166	(109,099)	66,577
Discontinued operations	—	1,531	672	—	2,203

Net income	68,660	84,381	24,838	(109,099)	68,780
Net income attributable to noncontrolling interest	—	—	120	—	120

Net income attributable to common stockholders	$68,660	$84,381	$24,718	$(109,099)	$68,660

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$74,025	$17,154	$34,331	$(51,774)	$73,736
Other comprehensive loss:
Foreign currency translation	—	—	(1,607)	—	(1,607)
Change in unrealized gain on marketable debt securities	(403)	—	—	—	(403)
Other	—	—	(512)	—	(512)

Total other comprehensive loss	(403)	—	(2,119)	—	(2,522)

Comprehensive income	73,622	17,154	32,212	(51,774)	71,214
Comprehensive loss attributable to noncontrolling interest	—	—	(289)	—	(289)

Comprehensive income attributable to common stockholders	$73,622	$17,154	$32,501	$(51,774)	$71,503

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$19,676	$42,572	$19,052	$(61,566)	$19,734
Other comprehensive income (loss):
Foreign currency translation	—	—	560	—	560
Change in unrealized gain on marketable debt securities	(422)	—	—	—	(422)
Other	—	—	(23)	—	(23)

Total other comprehensive (loss) income	(422)	—	537	—	115

Comprehensive income	19,254	42,572	19,589	(61,566)	19,849
Comprehensive income attributable to noncontrolling interest	—	—	58	—	58

Comprehensive income attributable to common stockholders	$19,254	$42,572	$19,531	$(61,566)	$19,791

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$164,651	$21,889	$90,285	$(112,997)	$163,828
Other comprehensive income (loss):
Foreign currency translation	—	—	342	—	342
Change in unrealized gain on marketable debt securities	(711)	—	—	—	(711)
Other	—	—	(289)	—	(289)

Total other comprehensive (loss) income	(711)	—	53	—	(658)

Comprehensive income	163,940	21,889	90,338	(112,997)	163,170
Comprehensive loss attributable to noncontrolling interest	—	—	(823)	—	(823)

Comprehensive income attributable to common stockholders	$163,940	$21,889	$91,161	$(112,997)	$163,993

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$68,660	$84,381	$24,838	$(109,099)	$68,780
Other comprehensive income (loss):
Foreign currency translation	—	—	3,059	—	3,059
Change in unrealized gain on marketable debt securities	(1,679)	—	—	—	(1,679)
Other	—	—	(36)	—	(36)

Total other comprehensive (loss) income	(1,679)	—	3,023	—	1,344

Comprehensive income	66,981	84,381	27,861	(109,099)	70,124
Comprehensive income attributable to noncontrolling interest	—	—	120	—	120

Comprehensive income attributable to common stockholders	$66,981	$84,381	$27,741	$(109,099)	$70,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(19,090)	$103,802	$376,096	$—	$460,808
Net cash used in investing activities	(906,694)	(17)	(68,340)	—	(975,051)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(84,500)	(4,154)	—	(88,654)
Proceeds from debt	—	1,184,568	84,747	—	1,269,315
Repayment of debt	—	(521,527)	(124,195)	—	(645,722)
Net change in intercompany debt	935,981	(588,599)	(347,382)	—	—
Payment of deferred financing costs	—	(2,600)	(380)	—	(2,980)
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution (to) from affiliates	(1,984)	(91,145)	93,129	—	—
Cash distribution to common stockholders	(361,957)	—	—	—	(361,957)
Cash distribution to redeemable OP unitholders	(2,241)	—	—	—	(2,241)
Purchases of redeemable OP units	(611)	—	—	—	(611)
Distributions to noncontrolling interest	—	—	(2,907)	—	(2,907)
Other	14,509	—	—	—	14,509

Net cash provided by (used in) financing activities	926,166	(103,803)	(301,142)	—	521,221

Net increase (decrease) in cash and cash equivalents	382	(18)	6,614	—	6,978
Effect of foreign currency translation on cash and cash equivalents	—	18	—	—	18
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807

Cash and cash equivalents at end of period	$2,717	$—	$50,086	$—	$52,803

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(56,351)	$107,843	$134,808	$—	$186,300
Net cash (used in) provided by investing activities	(322,302)	(500,879)	78,575	—	(744,606)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	99,500	—	—	99,500
Proceeds from debt	—	689,374	14,737	—	704,111
Repayment of debt	—	—	(337,427)	—	(337,427)
Net change in intercompany debt	188,002	(407,836)	219,834	—	—
Payment of deferred financing costs	—	(985)	(378)	—	(1,363)
Issuance of common stock, net	299,926	—	—	—	299,926
Cash distribution from (to) affiliates	7,932	12,882	(20,814)	—	—
Cash distribution to common stockholders	(201,949)	—	—	—	(201,949)
Distributions to noncontrolling interest	—	—	(616)	—	(616)
Other	913	—	—	—	913

Net cash provided by (used in) financing activities	294,824	392,935	(124,664)	—	563,095

Net (decrease) increase in cash and cash equivalents	(83,829)	(101)	88,719	—	4,789
Effect of foreign currency translation on cash and cash equivalents	—	101	—	—	101
Cash and cash equivalents at beginning of period	1,083	—	20,729	—	21,812

Cash and cash equivalents at end of period	$(82,746)	$—	$109,448	$—	$26,702

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

Company Overview

        We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of June 30, 2012, we owned 1,450 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 679 seniors housing communities; 404 skilled nursing and other facilities; 320 MOBs; and 47 hospitals. We were also in the process of developing eight properties as of June 30, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

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

        As of June 30, 2012, we leased 913 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria and Sunrise, to manage 217 seniors housing communities pursuant to long-term management agreements. The Sunrise management agreements have terms ranging from 25 to 30 years, commencing as early as 2004 and as recently as 2012. Management fees, including incentive fees, under the Sunrise management agreements can range from 5% to 7% of revenues generated by the applicable properties and, for the six months ended June 30, 2012, were 6.25% of revenues including incentive fees. Our management agreements with Atria, affecting 119 seniors housing communities during the six months ended June 30, 2012, have terms of ten years commencing as early as 2011, with successive automatic ten-year renewal periods. The management fee under the Atria management agreements is currently 5% of revenues generated by the applicable properties.

        Our business strategy focuses on three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our financial strength, flexibility and liquidity.

        Access to external capital is critical to the success of our business strategy as it impacts our ability to meet our existing commitments, including repaying maturing indebtedness, and to make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, investors' perception of our potential future earnings and cash distributions, and the market price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of fixed rate debt. At June 30, 2012, 18.4% of our consolidated debt (excluding debt related to real estate assets classified as held for sale) was variable rate debt.

Operating Highlights and Key Performance Trends

2012 Highlights

  •
  Our Board of Directors declared the first and second quarterly installments of our 2012 dividend in the amount of $0.62 per share, which represents an 8% increase over our 2011 quarterly dividend. The first quarterly installment of the 2012 dividend was paid on March 29, 2012 to stockholders of record on March 9, 2012. The second quarterly installment of the 2012 dividend was paid on June 29, 2012 to stockholders of record on June 8, 2012.

  •
  In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022 at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.

  •
  Also in February 2012, we sold nine seniors housing communities for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million, and recognized a gain from the sale of these assets.

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

  •
  On April 2, 2012, we acquired Cogdell, including its 71 assets (one of which is still being developed and including properties owned through joint ventures) and its MOB property management business, which has existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  •
  In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

  •
  In May 2012, we repaid in full, at par, $82.4 million principal amount then outstanding of our 9% senior notes due 2012 upon maturity.

  •
  Also in May 2012, we redeemed all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result, we paid a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $10.0 million during the second quarter of 2012.

  •
  In May 2012, we acquired sixteen seniors housing communities managed by Sunrise for approximately $362 million in an all-cash transaction.

  •
  With respect to the 89 properties whose current lease to Kindred expires on April 30, 2013, Kindred has renewed or entered into a new lease for 35 assets for aggregate annual rent commencing May 1, 2013 of $75 million, which represents approximately 60% of the total current annual rent of $126 million for the 89 properties. We are currently marketing for lease to qualified care providers the remaining 54 properties whose lease to Kindred expires on April 30, 2013. Current annual rent for these 54 properties is $57 million, which we believe approximates market rent. See "—Triple-Net Lease Expirations."

  •
  In June 2012, we completed the sale of 5,980,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement and received $342.5 million in aggregate proceeds from the sale.

  •
  In June 2012, we sold thirteen seniors housing communities to the existing tenants for aggregate consideration of $121.9 million, including a fee of $3.0 million, and recognized a gain from the sales of these assets.

  •
  During the first six months of 2012, in addition to the transactions described above, we invested approximately $155 million, including the assumption of $34.8 million in debt, in eight seniors housing communities and one MOB.

  •
  In July 2012, we repaid in full, at par, $73.0 million principal amount then outstanding of NHP LLC's 8 1/4% senior notes due 2012, which had an effective interest rate of 1.6%, upon maturity.

Concentration Risk

        We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our asset types, geographic locations, business models and tenants, operators and managers. We evaluate our concentration risk in terms of investment mix, which measures the percentage of our investments that is in a specific asset type or that is operated or managed by a particular tenant, operator or manager, and operations mix, which measures the percentage of our operating results that is attributed to a particular tenant or operator, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of June 30, 2012	As of December 31, 2011
Investment mix by asset type(1):
Seniors housing communities	64.0%	66.4%
MOBs	16.9%	13.2%
Skilled nursing facilities	15.4%	16.5%
Hospitals	2.5%	2.6%
Loans receivable, net	1.1%	1.2%
Other properties	0.1%	0.1%
Investment mix by tenant, operator and manager(1):
Atria	18.2%	19.1%
Sunrise	15.6%	14.5%
Brookdale Senior Living	11.5%	12.7%
Kindred	4.7%	5.0%
All other	50.0%	48.7%

(1)
Ratios are based on the gross book value of real estate investments as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations(2)	49.1%	55.5%	49.4%	49.9%
Kindred	10.5%	17.4%	10.8%	19.8%
Brookdale Senior Living	6.7%	8.0%	7.0%	9.3%
All others	33.7%	19.1%	32.8%	21.0%
Adjusted EBITDA(3):
Senior living operations(2)	25.8%	32.0%	25.7%	27.1%
Kindred	16.3%	27.7%	16.6%	30.5%
Brookdale Senior Living	10.8%	12.8%	11.5%	14.3%
All others	47.1%	27.5%	46.2%	28.1%
NOI(4):
Senior living operations(2)	25.5%	31.1%	25.5%	26.2%
Kindred	17.2%	29.9%	17.6%	32.2%
Brookdale Senior Living	11.0%	13.9%	11.5%	15.1%
All others	46.3%	25.1%	45.4%	26.5%
Operations mix by geographic location(5):
California	13.8%	13.3%	14.1%	12.5%
New York	9.8%	8.8%	9.9%	6.5%
Texas	5.9%	3.1%	6.0%	2.8%
Illinois	4.9%	7.4%	5.1%	8.5%
Massachusetts	4.7%	5.1%	4.9%	5.0%
All others	60.9%	62.3%	60.0%	64.7%

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or held for sale as of the reporting date are included in this presentation.

(2)
Amounts attributable to senior living operations for the three and six months ended June 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through June 30, 2011. Amounts attributable to senior living operations for the three and six months ended June 30, 2012 include operations related to the sixteen seniors housing communities managed by Sunrise that we acquired in May 2012 (the "Sunrise-Managed Sixteen Communities") only for the period from May 1, 2012 (the date of acquisition) through June 30, 2012.

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

See "Non-GAAP Financial Measures" included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.

Triple-Net Lease Expirations

        We are exposed to the risk that, as our triple-net leases expire, our tenants may elect not to renew those leases and, in that event, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the three and six months ended June 30, 2012, we had no lease renewals or expirations without renewal that materially affected our financial condition or results of operations for those periods.

        The 197 properties we lease to Kindred pursuant to our four master lease agreements (the "Kindred Master Leases") are grouped into bundles or renewal groups (each, a "renewal group") containing a varying number of properties. All properties within a single renewal group have the same primary lease term of ten to fifteen years (all commencing May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at Kindred's option, provided certain conditions are satisfied. Kindred's renewal option is "all or nothing" with respect to the properties contained in each renewal group.

        Kindred has irrevocably renewed three of ten renewal groups covering a total of 25 properties (out of 89 properties) leased to Kindred pursuant to the Kindred Master Leases whose current lease term will expire on April 30, 2013. The 25 renewed properties collectively represent approximately $46 million of current annual base rent. In May 2012, we and Kindred entered into a new lease with respect to ten of the remaining 64 properties leased pursuant to the Kindred Master Leases whose current lease term will expire on April 30, 2013. The new lease covers all ten long-term acute care hospitals included in the seven non-renewed renewal groups and has an initial term of ten years, commencing May 1, 2013. Annual rent under the new lease will be $28 million initially (an increase from the current rent of $22 million), subject to annual escalations based on changes in the Consumer Price Index and ranging from zero to 4%.

        The remaining 54 skilled nursing facilities leased to Kindred pursuant to the Kindred Master Leases whose current lease term will expire on April 30, 2013 (the "Marketed Assets") collectively represent approximately $57 million of current annual base rent. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Marketed Assets until expiration of the lease term, including without limitation payment of all rental amounts. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. Kindred has agreed to transition some or all of the Marketed Assets early at our request. During the second quarter of 2012, we launched a comprehensive project to re-lease the Marketed Assets to qualified healthcare operators. We have received significant interest from a wide variety of healthcare operators to lease the Marketed Assets in groups of assets.

        However, we cannot provide any assurance that we will be able to re-lease any or all of the Marketed Assets on a timely basis or on the same or better economic terms, if at all. Our ability to re-lease the Marketed Assets could be significantly delayed or limited by state licensing, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, the Marketed Assets during the re-leasing process.

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

        This rule is a proposed rule and is not final. CMS accepted comments on the proposed rule through June 25, 2012. A final rule is expected to be announced no later than August 1, 2012. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals. We cannot provide any assurance that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect").

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

        Our method for allocating the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, construction in progress, ground leases, tenant improvements, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities and any debt assumed. These estimates require significant judgment and in some cases involve complex calculations. These allocation assessments directly impact our results of operations, as amounts allocated to certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our Consolidated Statements of Income.

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

        We generally determine the value of construction in progress based upon the replacement cost. However, for certain properties that we acquire that are part of a ground-up development, we determine the fair value of the property by (a) using the same valuation approach as all other properties, and (b) deducting an estimate of the cost to complete the development. Construction in progress is not depreciated until the project has reached substantial completion.

        The fair value of acquired lease intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease intangibles in operations at that time.

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

        In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All capital leases that we have acquired or assumed in connection with our past acquisitions contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and all lease-related intangible liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

        We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. The estimated future cash flows reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.

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

        We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.

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

Results of Operations

        As of June 30, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that require the tenants to pay all property-related expenses. Our senior living operations segment primarily consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes revenues such as income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Three Months Ended June 30, 2012 and 2011

        The table below shows our results of operations for the three months ended June 30, 2012 and 2011 and the effect on our income of changes in those results from period to period.

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$209,008	$116,150	$92,858	79.9%
Senior living operations	96,472	65,413	31,059	47.5
MOB operations	61,518	17,348	44,170	>100
All other	8,152	8,391	(239)	(2.8)

Total segment NOI	375,150	207,302	167,848	81.0
Interest and other income	65	78	(13)	(16.7)
Interest expense	(74,428)	(52,043)	(22,385)	(43.0)
Depreciation and amortization	(189,349)	(79,509)	(109,840)	(>100)
General, administrative and professional fees	(26,710)	(15,554)	(11,156)	(71.7)
Loss on extinguishment of debt	(9,989)	(6)	(9,983)	(>100)
Merger-related expenses and deal costs	(36,668)	(55,807)	19,139	34.3
Other	(1,510)	8,056	(9,566)	(>100)

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	36,561	12,517	24,044	>100
Income (loss) from unconsolidated entities	514	(83)	597	>100
Income tax benefit	5,179	6,110	(931)	(15.2)

Income from continuing operations	42,254	18,544	23,710	>100
Discontinued operations	31,482	1,190	30,292	>100

Net income	73,736	19,734	54,002	>100
Net (loss) income attributable to noncontrolling interest	(289)	58	347	>100

Net income attributable to common stockholders	$74,025	$19,676	$54,349	>100%

  Segment NOI—Triple-Net Leased Properties

        NOI for our triple-net leased properties reportable business segment consists of rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.

        The following table summarizes continuing operations in our triple-net leased properties reportable business segment NOI:

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$207,898	$116,150	$91,748	79.0%
Other services revenue	1,110	—	1,110	nm

Segment NOI	$209,008	$116,150	$92,858	79.9%

nm—not meaningful

        Triple-net leased properties segment NOI increased primarily due to rental income from the properties we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), other services revenue directly attributable to the NHP acquisition and various contractual escalations in the rent paid with respect to our existing triple-net leased properties.

        In our triple-net leased properties segment, revenues consist of fixed rental amounts (subject to annual escalations) received directly from our tenants in accordance with the applicable lease terms and generally do not depend on the operating performance of our properties. Accordingly, occupancy information is relevant to the profitability of our tenants' operations but does not directly impact our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at June 30, 2012 for the first quarter of 2012, which is the most recent information available to us from our tenants, and average occupancy rates related to the triple-net leased properties we owned at June 30, 2011 for the first quarter of 2011.

	Number of Properties at June 30, 2012(1)	Average Occupancy For the Three Months Ended March 31, 2012(1)	Number of Properties at June 30, 2011(2)	Average Occupancy For the Three Months Ended March 31, 2011(2)
Seniors housing communities	436	85.0%	158	89.3%
Skilled nursing facilities	381	83.1%	187	87.8%
Hospitals	47	60.2%	40	59.6%

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities. Also excludes properties acquired during the three months ended June 30, 2012 and eight other facilities for which we do not receive occupancy information.

(2)
Excludes properties acquired during the three months ended June 30, 2011 and eight other facilities for which we do not receive occupancy information.

        The following table summarizes continuing operations in the reportable business segment NOI for our 375 same-store triple-net leased properties. For purposes hereof, we define same-store properties as properties that we owned for the entire period from April 1, 2011 through June 30, 2012.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$118,953	$116,105	$2,848	2.5%
Other services revenue	—	—	—	nm

Segment NOI	$118,953	$116,105	$2,848	2.5%

nm—not meaningful

        The increase in same-store triple-net NOI is due to various escalations, including the May escalators related to the Kindred Master Leases.

  Segment NOI—Senior Living Operations

        The following table summarizes continuing operations in our senior living operations reportable business segment NOI:

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012(1)	2011(2)	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$304,020	$201,307	$102,713	51.0%
Less:
Property-level operating expenses	(207,548)	(135,894)	(71,654)	(52.7)

Segment NOI	$96,472	$65,413	$31,059	47.5%

(1)
Amounts attributable to senior living operations for the three months ended June 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through June 30, 2012.

(2)
Amounts attributable to senior living operations for the three months ended June 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through June 30, 2011.

        In our senior living operations segment, revenues consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased primarily due to the properties we acquired in connection with the acquisition of Atria Senior Living Group, Inc. (together with its affiliates, "ASLG") in May 2011, eighteen seniors housing communities we acquired after June 30, 2011 (including the Sunrise-Managed Sixteen Communities) and higher occupancy and average revenue per occupied unit at the 79 Sunrise-managed communities we acquired in 2007 (the "Original Sunrise-Managed Communities").

        Property-level operating expenses related to the segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended June 30, 2012 over the same period in 2011 primarily due to the acquired properties described above and higher management fees at the Original Sunrise-Managed Communities. Under our management agreements relating to the Original Sunrise-Managed Communities, the management fee was temporarily reduced to 3.75% of revenues generated by the applicable properties for 2011, but reverted to its contractual level of 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and subsequent years.

        The following table summarizes continuing operations in our 81 same-store stabilized senior living operations reportable business segment NOI. For purposes hereof, we define same-store stabilized communities as communities that we owned and classified as stable for the entire period from April 1, 2011 through June 30, 2012.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$121,929	$116,211	$5,718	4.9%
Less:
Property-level operating expenses	(83,193)	(76,696)	(6,497)	(8.5)

Segment NOI	$38,736	$39,515	$(779)	(2.0)%

        Same-store senior living operations NOI decreased primarily as a result of the management fee with respect to the Original Sunrise-Managed Communities. Management fee expense increased $3.4 million in 2012 primarily as a result of the temporary reduced rate in 2011.

        The following table sets forth average occupancy and average revenue per occupied unit related to continuing operations in our senior living operating properties during the three months ended June 30, 2012 and 2011:

	Number of Properties at June 30,		Average Occupancy For the Three Months Ended June 30,		Average Revenue Per Occupied Unit For the Three Months Ended June 30,
	2012(1)	2011(2)	2012(1)	2011(2)	2012(1)	2011(2)
Stabilized communities	201	189	89.5%	87.0%	$5,324	$5,571
Non-stabilized communities	14	8	82.0%	78.6%	$4,780	$5,017

Total	215	197	88.9%	86.6%	$5,284	$5,551

Same-store stabilized communities	81	81	89.8%	86.9%	$6,846	$6,741

(1)
Information attributable to senior living operations for the three months ended June 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through June 30, 2012.

(2)
Information attributable to senior living operations for the three months ended June 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through June 30, 2011.

  Segment NOI—MOB Operations

        The following table summarizes continuing operations in our MOB operations reportable business segment NOI:

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$89,674	$23,758	$65,916	>100%
Medical office building services revenue	5,529	9,822	(4,293)	(43.7)

Total revenues	95,203	33,580	61,623	>100
Less:
Property-level operating expenses	(29,846)	(8,278)	(21,568)	(>100)
Medical office building services costs	(3,839)	(7,954)	4,115	51.7

Segment NOI	$61,518	$17,348	$44,170	>100%

        The increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired in connection with the Cogdell and NHP acquisitions and other MOBs we acquired after June 30, 2011.

        Medical office building services revenue and costs both decreased primarily due to a decline in construction activity during 2012 compared to 2011.

        The following table summarizes continuing operations in our 63 same-store stabilized MOB operations reportable business segment NOI. For purposes hereof, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from April 1, 2011 through June 30, 2012.

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$20,638	$20,278	$360	1.8%
Less:
Property-level operating expenses	(7,040)	(6,820)	(220)	(3.2)

Segment NOI	$13,598	$13,458	$140	1.0%

        The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOBs at and for the three months ended June 30, 2012 and 2011:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Three Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Stabilized MOBs	245	63	91.9%	93.4%	$28	$27
Non-stabilized MOBs	17	6	71.9%	74.7%	$36	$30

Total	262	69	89.9%	90.4%	$29	$27

Same-store stabilized MOBs	63	63	92.3%	93.4%	$28	$27

  Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments decreased for the three months ended June 30, 2012 over the same period in 2011 primarily due to decreased interest income related to loans receivable repayments we received during 2011 and the first half of 2012, as well as a prepayment premium recognized in connection with a first mortgage loan repayment and income recognized from our senior unsecured term loan to NHP, both of which occurred during the second quarter of 2011, partially offset by income on the loans receivable portfolio we acquired in connection with the NHP acquisition.

  Interest Expense

        The $22.5 million increase in total interest expense, including interest allocated to discontinued operations of $1.8 million and $1.7 million for the three months ended June 30, 2012 and 2011, respectively, is attributed primarily to a $47.9 million increase in interest due to higher loan balances, partially offset by a $25.2 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.9% for the three months ended June 30, 2012, compared to 5.5% for the same period in 2011.

  Depreciation and Amortization

        Depreciation and amortization expense increased during the three months ended June 30, 2012 compared to the same period in 2011 primarily due to the ASLG, NHP and Cogdell acquisitions and other properties we acquired subsequent to June 30, 2011.

  General, Administrative and Professional Fees

        General, administrative and professional fees increased during the three months ended June 30, 2012 compared to the same period in 2011 due solely to our organizational growth.

  Loss on Extinguishment of Debt

        The loss on extinguishment of debt for the three months ended June 30, 2012 relates primarily to our redemption in May 2012 of all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017. No similar transactions occurred during the three months ended June 30, 2011.

  Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs for the three months ended June 30, 2012 and 2011 consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the three months ended June 30, 2011 also include expenses relating to our favorable litigation against HCP, Inc. ("HCP") and subsequent cross-appeals, which were fully concluded in November 2011. The decrease of $19.1 million is due primarily to the significant size of the 2011 acquisitions as well as the conclusion of the HCP litigation in the late 2011.

  Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other expenses.

  Income/Loss from Unconsolidated Entities

        Income from unconsolidated entities for the three months ended June 30, 2012 relates to our noncontrolling interest of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities. Loss from unconsolidated entities for the three months ended June 30, 2011 relates to our noncontrolling interest of between 5% and 20% in joint ventures with respect to 58 MOBs.

  Income Tax Benefit

        Income tax benefit for the three months ended June 30, 2012 was primarily due to the income tax benefit of ordinary losses related to our ASLG acquisition. Income tax benefit for the three months ended June 30, 2011 was due primarily to our ASLG acquisition.

  Discontinued Operations

        Discontinued operations increased $30.3 million during the three months ended June 30, 2012 compared to the same period in 2011 due primarily to gains recognized on the sales of 13 assets during the second quarter of 2012 and the recognition of a deferred gain from the sale of nine assets during the first quarter of 2012. See "Note 5—Dispositions" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  Net Loss/Income Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for the three months ended June 30, 2012 represents our partners' joint venture interests in 39 MOBs and seniors housing communities, ten of which we acquired in connection with the Cogdell acquisition and 23 of which we acquired in connection with the NHP acquisition. Net income attributable to noncontrolling interest for the three months ended June 30, 2011 represented our partners' joint venture interests in six MOBs.

Six Months Ended June 30, 2012 and 2011

        The table below shows our results of operations for the six months ended June 30, 2012 and 2011 and the effect on our income of changes in those results from period to period.

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$417,245	$230,771	$186,474	80.8%
Senior living operations	186,601	101,804	84,797	83.3
MOB operations	106,640	34,329	72,311	>100
All other	16,188	14,476	1,712	11.8

Total segment NOI	726,674	381,380	345,294	90.5
Interest and other income	112	156	(44)	(28.2)
Interest expense	(144,056)	(92,830)	(51,226)	(55.2)
Depreciation and amortization	(351,605)	(130,070)	(221,535)	(>100)
General, administrative and professional fees	(48,907)	(30,386)	(18,521)	(61.0)
Loss on extinguishment of debt	(39,533)	(16,526)	(23,007)	(>100)
Merger-related expenses and deal costs	(44,649)	(62,256)	17,607	28.3
Other	(3,086)	8,055	(11,141)	(>100)

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	94,950	57,523	37,427	65.1
Income (loss) from unconsolidated entities	831	(253)	1,084	>100
Income tax (expense) benefit	(6,159)	9,307	(15,466)	(>100)

Income from continuing operations	89,622	66,577	23,045	34.6
Discontinued operations	74,206	2,203	72,003	>100

Net income	163,828	68,780	95,048	>100
Net (loss) income attributable to noncontrolling interest	(823)	120	943	>100

Net income attributable to common stockholders	$164,651	$68,660	$95,991	>100%

  Segment NOI—Triple-Net Leased Properties

        The following table summarizes continuing operations in our triple-net leased properties reportable business segment NOI:

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$415,026	$230,771	$184,255	79.8%
Other services revenue	2,219	—	2,219	nm

Segment NOI	$417,245	$230,771	$186,474	80.8%

nm—not meaningful

        Triple-net leased properties segment NOI increased primarily due to rental income from the properties we acquired in connection with the NHP acquisition, other services revenue directly attributable to the NHP acquisition and various contractual escalations in the rent paid with respect to our existing triple-net leased properties.

        The following table summarizes continuing operations in the reportable business segment NOI for our 375 same-store triple-net leased properties. For purposes hereof, we define same-store properties as properties that we owned for the entire period from January 1, 2011 through June 30, 2012.

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$236,387	$230,681	$5,706	2.5%
Other services revenue	—	—	—	nm

Segment NOI	$236,387	$230,681	$5,706	2.5%

nm—not meaningful

        The increase in same-store triple-net NOI is due to various annual escalations, including the May escalators related to the Kindred Master Leases.

  Segment NOI—Senior Living Operations

        The following table summarizes continuing operations in our senior living operations reportable business segment NOI:

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012(1)	2011(2)	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$589,815	$315,809	$274,006	86.8%
Less:
Property-level operating expenses	(403,214)	(214,005)	(189,209)	(88.4)

Segment NOI	$186,601	$101,804	$84,797	83.3%

(1)
Amounts attributable to senior living operations for the six months ended June 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through June 30, 2012.

(2)
Amounts attributable to senior living operations for the six months ended June 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through June 30, 2011.

        Our senior living operations segment revenues increased primarily due to the properties we acquired in connection with the ASLG acquisition, eighteen seniors housing communities we acquired after June 30, 2011 (including the Sunrise-Managed Sixteen Communities) and higher occupancy and average revenue per occupied unit at the Original Sunrise-Managed Communities.

        Property-level operating expenses increased for the six months ended June 30, 2012 over the same period in 2011 primarily due to the acquired properties described above and higher management fees at the Original Sunrise-Managed Communities, offset by lower utilities, repairs and maintenance costs.

        The following table summarizes continuing operations in our 81 same-store stabilized senior living operations reportable business segment NOI. For purposes hereof, we define same-store stabilized communities as communities that we owned and classified as stable for the entire period from January 1, 2011 through June 30, 2012.

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$242,412	$230,130	$12,282	5.3%
Less:
Property-level operating expenses	(164,793)	(154,260)	(10,533)	(6.8)

Segment NOI	$77,619	$75,870	$1,749	2.3%

        Same-store senior living operations NOI increased primarily as a result of both increased occupancy and average revenue per occupied unit, partially offset by the increase in management fees with respect to the Original Sunrise-Managed Communities. Management fee expense increased $6.3 million in 2012 primarily as a result of the temporary reduced rate in 2011.

        The following table sets forth average occupancy and average revenue per occupied unit related to continuing operations in our senior living operating properties during the six months ended June 30, 2012 and 2011:

	Number of Properties at June 30,		Average Occupancy For the Six Months Ended June 30,		Average Revenue Per Occupied Unit For the Six Months Ended June 30,
	2012(1)	2011(2)	2012(1)	2011(2)	2012(1)	2011(2)
Stabilized communities	201	189	89.3%	87.1%	$5,342	$5,893
Non-stabilized communities	14	8	80.2%	75.8%	$4,840	$4,730

Total	215	197	88.6%	86.7%	$5,309	$5,860

Same-store stabilized communities	81	81	89.5%	87.1%	$6,830	$6,658

(1)
Information attributable to senior living operations for the six months ended June 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through June 30, 2012.

(2)
Information attributable to senior living operations for the six months ended June 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through June 30, 2011.

  Segment NOI—MOB Operations

        The following table summarizes continuing operations in our MOB operations reportable business segment NOI:

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$154,183	$47,994	$106,189	>100%
Medical office building services revenue	10,028	16,779	(6,751)	(40.2)

Total revenues	164,211	64,773	99,438	>100
Less:
Property-level operating expenses	(50,744)	(16,954)	(33,790)	(>100)
Medical office building services costs	(6,827)	(13,490)	6,663	49.4

Segment NOI	$106,640	$34,329	$72,311	>100%

        The increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired in connection with the NHP and Cogdell acquisitions and other MOBs we acquired after June 30, 2011.

        Medical office building services revenue and costs both decreased primarily due to a decline in construction activity during 2012 compared to 2011.

        The following table summarizes continuing operations in our 63 same-store stabilized MOB operations reportable business segment NOI. For purposes hereof, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2011 through June 30, 2012.

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$41,194	$41,088	$106	0.3%
Less:
Property-level operating expenses	(14,271)	(14,101)	(170)	(1.2)

Segment NOI	$26,923	$26,987	$(64)	(0.2)%

        The following table sets forth the occupancy rates and annualized average rent per occupied square foot related to continuing operations in our MOBs at and for the six months ended June 30, 2012 and 2011:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2012	2011	2012	2011	2012	2011
Stabilized MOBs	245	63	91.9%	93.4%	$28	$27
Non-stabilized MOBs	17	6	71.9%	74.7%	$36	$30

Total	262	69	89.9%	90.4%	$29	$28

Same-store stabilized MOBs	63	63	92.3%	93.4%	$28	$27

Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the six months ended June 30, 2012 over the same period in 2011 primarily due to income on the loans receivable portfolio we acquired in connection with the NHP acquisition, partially offset by decreased interest income related to loans receivable repayments we received during 2011 and the first half of 2012, as well as a prepayment premium recognized in connection with a first mortgage loan repayment and income recognized from our senior unsecured term loan to NHP, both of which occurred during the second quarter of 2011.

  Interest Expense

        The $51.6 million increase in total interest expense, including interest allocated to discontinued operations of $3.9 million and $3.5 million for the six months ended June 30, 2012 and 2011, respectively, is attributed primarily to a $99.8 million increase in interest due to higher loan balances, partially offset by a $50.9 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.1% for the six months ended June 30, 2012, compared to 5.7% for the same period in 2011.

  Depreciation and Amortization

        Depreciation and amortization expense increased during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to the ASLG, NHP and Cogdell acquisitions and other properties we acquired subsequent to June 30, 2011.

  General, Administrative and Professional Fees

        General, administrative and professional fees increased during the six months ended June 30, 2012 compared to the same period in 2011 due solely to our organizational growth.

  Loss on Extinguishment of Debt

        The loss on extinguishment of debt for the six months ended June 30, 2012 relates primarily to our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6 1/2% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017. The loss on extinguishment of debt for the six months ended June 30, 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011.

  Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs for the six months ended June 30, 2012 and 2011 consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the six months ended June 30, 2011 also include expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011. The decrease of $17.6 million is due primarily to the significant size of the 2011 acquisitions as well as the conclusion of the HCP litigation in late 2011.

  Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other expenses.

  Income/Loss from Unconsolidated Entities

        Income from unconsolidated entities for the six months ended June 30, 2012 relates to our noncontrolling interest of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities. Loss from unconsolidated entities for the six months ended June 30, 2011 relates to our noncontrolling interest of between 5% and 20% in joint ventures with respect to 58 MOBs.

  Income Tax Expense/Benefit

        Income tax expense for the six months ended June 30, 2012 was due primarily to a $15.1 million valuation allowance recorded against certain deferred tax assets, partially offset by the income tax benefit of ordinary losses related to our ASLG acquisition. Income tax benefit for the six months ended June 30, 2011 was due primarily to the benefit received from the loss on extinguishment of debt in the first quarter of 2011 and our ASLG acquisition.

  Discontinued Operations

        Discontinued operations increased $72.0 million during the six months ended June 30, 2012 compared to the same period in 2011 due primarily to gains recognized on the sales of 22 assets during 2012. See "Note 5—Dispositions" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  Net Loss/Income Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for the six months ended June 30, 2012 represents our partners' joint venture interests in 39 MOBs and seniors housing communities, ten of which we acquired in connection with the Cogdell acquisition and 23 of which we acquired in connection with the NHP acquisition. Net income attributable to noncontrolling interest for the six months ended June 30, 2011 represented our partners' joint venture interests in six MOBs.

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

Funds From Operations and Normalized Funds From Operations

        Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations ("FFO") and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

        Our FFO and normalized FFO for the three and six months ended June 30, 2012 and 2011 are summarized in the following table.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to common stockholders	$74,025	$19,676	$164,651	$68,660
Adjustments:
Real estate depreciation and amortization	188,348	78,926	349,702	128,901
Real estate depreciation related to noncontrolling interest	(2,336)	(210)	(3,847)	(414)
Real estate depreciation related to unconsolidated entities	2,131	931	4,306	1,966
Discontinued operations:
Gain on real estate dispositions, net	(38,558)	—	(78,791)	—
Depreciation on real estate assets	12,420	1,246	14,800	2,444

FFO	236,030	100,569	450,821	201,557
Adjustments:
Merger-related expenses and deal costs	36,668	55,807	44,649	62,256
Amortization of other intangibles	255	255	511	511
Loss on extinguishment of debt	9,989	6	39,533	16,526
Income tax (benefit) expense	(5,166)	(6,209)	6,139	(9,406)
Change in fair value of financial instruments	60	(8,887)	93	(8,887)

Normalized FFO	$277,836	$141,541	$541,746	$262,557

Adjusted EBITDA

        We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding loss on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, gains or losses on sales of real property assets and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$73,736	$19,734	$163,828	$68,780
Adjustments:
Interest (including amounts in discontinued operations)	76,265	53,732	147,915	96,290
Taxes (including amounts in general, administrative and professional fees) (including amounts in discontinued operations)	(4,290)	(5,892)	8,001	(8,821)
Depreciation and amortization (including amounts in discontinued operations)	201,769	80,755	366,405	132,514
Non-cash stock-based compensation expense	6,252	4,352	11,086	8,368
Loss on extinguishment of debt	9,989	6	39,533	16,526
Merger-related expenses and deal costs	36,668	55,807	44,649	62,256
Gain on real estate dispositions, net	(38,558)	—	(78,791)	—
Changes in fair value of financial instruments	60	(8,887)	93	(8,887)

Adjusted EBITDA	$361,891	$199,607	$702,719	$367,026

NOI

        We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued

operations). The following is a reconciliation of NOI to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2012 and 2011:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$73,736	$19,734	$163,828	$68,780
Adjustments:
Interest and other income (including amounts in discontinued operations)	(3,067)	(78)	(4,936)	(156)
Interest (including amounts in discontinued operations)	76,265	53,732	147,915	96,290
Depreciation and amortization (including amounts in discontinued operations)	201,769	80,755	366,405	132,514
General, administrative and professional fees (including amounts in discontinued operations)	26,712	15,554	48,913	30,386
Loss on extinguishment of debt	9,989	6	39,533	16,526
Merger-related expenses and deal costs	36,668	55,807	44,649	62,256
Other (including amounts in discontinued operations)	2,160	(7,773)	4,316	(7,772)
(Income) loss from unconsolidated entities	(514)	83	(831)	253
Income tax (benefit) expense (including amounts in discontinued operations)	(5,166)	(6,209)	6,139	(9,406)
Gain on real estate dispositions, net	(38,558)	—	(78,791)	—

NOI (including amounts in discontinued operations)	379,994	211,611	737,140	389,671
Less:
Discontinued operations	(4,844)	(4,309)	(10,466)	(8,291)

NOI (excluding amounts in discontinued operations)	$375,150	$207,302	$726,674	$381,380

Liquidity and Capital Resources

        As of June 30, 2012, we had a total of $52.8 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2012, we also had escrow deposits and restricted cash of $114.9 million (including $38.9 million held in an Internal Revenue Code Section 1031 exchange escrow account) and $1.63 billion of unused borrowing capacity available under our unsecured revolving credit facility.

        During the six months ended June 30, 2012, our principal sources of liquidity were proceeds from issuances of debt and equity, cash flows from operations, proceeds from repayments of our loans receivable, proceeds from sales of assets and cash on hand.

        For the remainder of 2012, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures primarily for our senior living and MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of assets, loan repayments and borrowings under our unsecured revolving credit facility. However, if any of these sources of capital is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional funding from debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or the issuance of secured or unsecured long-term debt or other securities.

Unsecured Revolving Credit Facility

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At June 30, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

Equity Offerings

        In June 2012, we completed the sale of 5,980,000 shares of our common stock in an underwritten public offering pursuant to our existing shelf registration statement. We received $342.5 million in aggregate proceeds from the sale, which we used to repay indebtedness outstanding under our unsecured revolving credit facility and for working capital and other general corporate purposes.

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

        In May 2012, we repaid in full, at par, $82.4 million principal amount then outstanding of our 9% senior notes due 2012 upon maturity.

        Also in May 2012, we redeemed all $225.0 million principal amount outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result, we paid a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $10.0 million during the second quarter of 2012.

        In July 2012, we repaid in full, at par, $73.0 million principal amount then outstanding of NHP LLC's 8 1/4% senior notes due 2012, which had an effective interest rate of 1.6%, upon maturity.

Cash Flows

        The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2012 and 2011:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2012	2011	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$45,807	$21,812	$23,995	>100%
Net cash provided by operating activities	460,808	186,300	274,508	>100
Net cash used in investing activities	(975,051)	(744,606)	(230,445)	30.9
Net cash provided by financing activities	521,221	563,095	(41,874)	(7.4)
Effect of foreign currency translation on cash and cash equivalents	18	101	(83)	(82.2)

Cash and cash equivalents at end of period	$52,803	$26,702	$26,101	97.7%

  Cash Flows from Operating Activities

        Cash flows from operating activities increased during the six months ended June 30, 2012 over the same period in 2011 primarily due to the ASLG, NHP and Cogdell acquisitions, higher NOI from our senior living and MOB operations reportable business segments and rent escalations related to our triple-net leased properties, partially offset by increased general, administrative and professional fees due to our enterprise growth and interest expense due to higher debt balances, offset by lower weighted average interest rates.

  Cash Flows from Investing Activities

        Cash used in investing activities (which excludes disbursements of $134.0 million from an Internal Revenue Code Section 1031 exchange escrow account for 2012 acquisitions) during the six months ended June 30, 2012 and 2011 consisted primarily of purchase of noncontrolling interest ($3.9 million and $3.3 million in 2012 and 2011, respectively), net investment in real estate property ($899.4 million and $264.5 million in 2012 and 2011, respectively), investments in loans receivable ($27.3 million and $612.9 million in 2012 and 2011, respectively), development project expenditures ($60.6 million and $5.7 million in 2012 and 2011, respectively) and capital expenditures ($23.8 million and $13.5 million in 2012 and 2011, respectively). These uses were offset by proceeds from real estate dispositions that were not deposited into an Internal Revenue Code Section 1031 exchange escrow account ($8.8 million in 2012), proceeds from loans receivable ($33.2 million and $132.4 million in 2012 and 2011, respectively) and proceeds from the sale of marketable securities ($23.1 million in 2011). We deposited a majority of the proceeds from our real estate dispositions during the six months ended June 30, 2012 in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and as of June 30, 2012, we had used approximately $134.0 million of the deposited proceeds for our MOB and seniors housing community acquisitions.

  Cash Flows from Financing Activities

        Cash provided by financing activities during the six months ended June 30, 2012 and 2011 consisted primarily of net proceeds from the issuance of debt ($1.27 billion and $704.1 million in 2012 and 2011, respectively), net proceeds from the issuance of common stock ($342.5 million and $299.9 million in 2012 and 2011, respectively) and net borrowings under our unsecured revolving credit facilities ($99.5 million in 2011), partially offset by debt repayments ($645.7 million and $337.4 million in 2012 and 2011, respectively), net repayments on our unsecured revolving credit facility ($88.7 million in 2012) and cash dividend payments to common stockholders ($362.0 million and $201.9 million in 2012 and 2011, respectively).

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

        With respect to our senior living and MOB operations reportable business segments, we expect that capital expenditures will be funded by the cash flows from the properties or through additional borrowings. To the extent that unanticipated expenditures or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

        We have obligations under certain agreements to develop healthcare real estate properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of June 30, 2012, four seniors housing communities, three MOBs and one hospital were in various stages of development pursuant to these agreements. Through June 30, 2012, we have funded $112.0 million toward these development projects, and our total commitment to these projects is estimated to be between $190.0 million and $210.0 million over the projected development period.

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

        To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points ("BPS") in interest rates as of June 30, 2012 and December 31, 2011:

	As of June 30, 2012	As of December 31, 2011
	(In thousands)
Gross book value	$5,786,763	$4,984,743
Fair value(1)	6,198,701	5,439,222
Fair value reflecting change in interest rates:(1)
-100 BPS	6,433,339	5,401,585
+100 BPS	5,943,155	4,963,413

(1)
The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates and a net increase in the aggregate principal amount of our outstanding senior notes.

        The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of June 30, 2012	As of December 31, 2011	As of June 30, 2011
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$3,152,593	$2,460,026	$2,237,433
Mortgage loans and other(1)	2,528,790	2,357,268	1,873,164
Variable rate:
Unsecured revolving credit facilities	366,991	455,578	139,500
Unsecured term loan facility	502,378	501,875	—
Mortgage loans and other(1)	409,967	405,696	371,277

Total	$6,960,719	$6,180,443	$4,621,374

Percent of total debt:
Fixed rate:
Senior notes and other	45.3%	39.8%	48.4%
Mortgage loans and other(1)	36.3%	38.1%	40.6%
Variable rate:
Unsecured revolving credit facilities	5.3%	7.4%	3.0%
Unsecured term loan facility	7.2%	8.1%	0.0%
Mortgage loans and other(1)	5.9%	6.6%	8.0%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	4.6%	5.3%	5.0%
Mortgage loans and other(1)	6.1%	6.1%	6.2%
Variable rate:
Unsecured revolving credit facilities	1.4%	1.4%	2.5%
Unsecured term loan facility	1.7%	1.8%	N/A
Mortgage loans and other(1)	1.9%	2.0%	2.0%
Total	4.6%	4.8%	5.2%

(1)
Excludes debt related to real estate assets classified as held for sale as of June 30, 2012 and December 31, 2011, respectively. The total mortgage debt for these properties as of June 30, 2012 and December 31, 2011 was $23.6 million and $14.6 million, respectively. No assets were classified as held for sale as of June 30, 2011.

        The variable rate debt in the table above reflects, in part, the effect of $167.2 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $62.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019 that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt from December 31, 2011 is primarily attributable to the repayment of borrowings outstanding under our unsecured revolving credit facility during the first six months of 2012. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2012, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in our variable rate debt outstanding as of June 30, 2012, interest expense for 2012 would increase by approximately $11.9 million, or $0.04 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

        As of June 30, 2012 and December 31, 2011, our joint venture and/or operating partners' share of total debt was $165.7 million and $103.1 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $126.2 million and $131.5 million as of June 30, 2012 and December 31, 2011, respectively.

        We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of June 30, 2012 and December 31, 2011, the aggregate fair value of our marketable debt securities held at June 30, 2012, which had an aggregate original cost of $37.8 million, was $43.2 million and $43.3 million, respectively.

        As of June 30, 2012 and December 31, 2011, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $279.3 million and $281.5 million, respectively.

        We are subject to fluctuations in U.S. and Canadian exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar impact the amount of net income we earn from our twelve seniors housing communities in Canada. Based solely on our results for the six months ended June 30, 2012, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the six-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot provide any assurance that any such fluctuations will not have a Material Adverse Effect on us.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2012, at the reasonable assurance level.

Internal Control Over Financial Reporting

        On April 2, 2012, we acquired publicly traded Cogdell in an all-cash transaction. We believe that we have implemented adequate procedures and controls to ensure that, during the initial transition period following this acquisition, which includes the remainder of 2012, financial information pertaining to the Cogdell properties and property management business is materially correct and properly reflected in our Consolidated Financial Statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.

        Except as described above, during the second quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below summarizes repurchases of our common stock made during the three months ended June 30, 2012:

	Number of Shares Repurchased(1)	Average Price Per Share
April 1 through April 30	864	$56.55
May 1 through May 31	5,829	$58.82
June 1 through June 30	4,463	$58.82

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
10.1	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 27, 2012

VENTAS, INC.
By:	/s/ DEBRA A. CAFARO Debra A. Cafaro Chairman and Chief Executive Officer
By:	/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.1	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.