Form 10-Q
period 2012-09-30
VENTAS INC
filed 2012-10-26
CIK 740260

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 22, 2012:
Common Stock, $0.25 par value	295,554,765

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

VENTAS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,754,826	$1,614,847
Buildings and improvements	16,552,534	15,337,919
Construction in progress	93,992	76,638
Acquired lease intangibles	965,500	800,858

	19,366,852	17,830,262
Accumulated depreciation and amortization	(2,447,175)	(1,916,530)

Net real estate property	16,919,677	15,913,732
Secured loans receivable, net	215,775	212,577
Investments in unconsolidated entities	90,992	105,303

Net real estate investments	17,226,444	16,231,612
Cash and cash equivalents	58,530	45,807
Escrow deposits and restricted cash	76,908	76,590
Deferred financing costs, net	25,426	26,669
Other assets	1,053,591	891,232

Total assets	$18,440,899	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$7,494,774	$6,429,116
Accrued interest	56,326	37,694
Accounts payable and other liabilities	1,049,043	1,085,597
Deferred income taxes	265,116	260,722

Total liabilities	8,865,259	7,813,129
Redeemable OP unitholder interests	113,908	102,837
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 295,534 and 288,823 shares issued at September 30, 2012 and December 31, 2011, respectively	73,896	72,240
Capital in excess of par value	9,941,030	9,593,583
Accumulated other comprehensive income	23,626	22,062
Retained earnings (deficit)	(680,888)	(412,181)
Treasury stock, 0 and 14 shares at September 30, 2012 and December 31, 2011, respectively	—	(747)

Total Ventas stockholders' equity	9,357,664	9,274,957
Noncontrolling interest	104,068	80,987

Total equity	9,461,732	9,355,944

Total liabilities and equity	$18,440,899	$17,271,910

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Rental income:
Triple-net leased	$210,096	$203,209	$622,702	$433,980
Medical office buildings	100,814	58,159	253,890	106,153

	310,910	261,368	876,592	540,133
Resident fees and services	317,131	274,294	906,946	590,103
Medical office building and other services revenue	4,544	9,271	16,791	26,050
Income from loans and investments	9,035	10,072	25,223	24,548
Interest and other income	330	373	441	529

Total revenues	641,950	555,378	1,825,993	1,181,363
Expenses:
Interest	75,139	69,518	217,475	162,348
Depreciation and amortization	189,908	156,593	538,946	286,663
Property-level operating expenses:
Senior living	216,861	187,356	620,075	401,361
Medical office buildings	36,144	20,071	86,469	37,025

	253,005	207,427	706,544	438,386
Medical office building services costs	1,487	6,347	8,314	19,837
General, administrative and professional fees	26,872	20,624	75,779	51,010
(Gain) loss on extinguishment of debt	(1,194)	8,685	38,339	25,211
Litigation proceeds, net	—	(85,327)	—	(85,327)
Merger-related expenses and deal costs	4,917	69,350	49,566	131,606
Other	2,508	13,882	5,594	5,827

Total expenses	552,642	467,099	1,640,557	1,035,561

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	89,308	88,279	185,436	145,802
Income (loss) from unconsolidated entities	17,074	182	17,905	(71)
Income tax benefit	8,886	13,732	2,727	23,039

Income from continuing operations	115,268	102,193	206,068	168,770
Discontinued operations	(3,447)	(209)	69,581	1,994

Net income	111,821	101,984	275,649	170,764
Net loss attributable to noncontrolling interest	(61)	(901)	(884)	(781)

Net income attributable to common stockholders	$111,882	$102,885	$276,533	$171,545

Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.39	$0.36	$0.71	$0.81
Discontinued operations	(0.01)	(0.00)	0.24	0.01

Net income attributable to common stockholders	$0.38	$0.36	$0.95	$0.82

Diluted:
Income from continuing operations attributable to common stockholders	$0.39	$0.35	$0.70	$0.80
Discontinued operations	(0.01)	(0.00)	0.24	0.01

Net income attributable to common stockholders	$0.38	$0.35	$0.94	$0.81

Weighted average shares used in computing earnings per common share:
Basic	294,928	287,365	291,177	208,470
Diluted	297,407	290,794	293,622	210,850
Dividends declared per common share	$0.62	$0.4486	$1.86	$1.725

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$111,821	$101,984	$275,649	$170,764
Other comprehensive income (loss):
Foreign currency translation	2,838	(7,293)	3,180	(4,234)
Change in unrealized gain on marketable debt securities	(509)	(1,285)	(1,220)	(2,964)
Other	(107)	(397)	(396)	(433)

Total other comprehensive income (loss)	2,222	(8,975)	1,564	(7,631)

Comprehensive income	114,043	93,009	277,213	163,133
Comprehensive loss attributable to noncontrolling interest	(61)	(901)	(884)	(781)

Comprehensive income attributable to common stockholders	$114,104	$93,910	$278,097	$163,914

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF EQUITY

For the Nine Months Ended September 30, 2012 and the Year Ended December 31, 2011

(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders' Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2011	$39,391	$2,576,843	$26,868	$(255,628)	$(748)	$2,386,726	$3,479	$2,390,205
Comprehensive income:
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Other comprehensive loss	—	—	(4,806)	—	—	(4,806)	—	(4,806)
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of redeemable OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)

Balance at December 31, 2011	72,240	9,593,583	22,062	(412,181)	(747)	9,274,957	80,987	9,355,944
Comprehensive income (loss):
Net income (loss)	—	—	—	276,533	—	276,533	(884)	275,649
Other comprehensive income	—	—	1,564	—	—	1,564	—	1,564
Acquisition-related activity	—	(5,756)	—	—	—	(5,756)	28,246	22,490
Net change in noncontrolling interest	—	—	—	—	—	—	(4,281)	(4,281)
Dividends to common stockholders—$1.86 per share	—	—	—	(545,240)	—	(545,240)	—	(545,240)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	123	20,245	—	—	2,097	22,465	—	22,465
Adjust redeemable OP unitholder interests to current fair value	—	(15,861)	—	—	—	(15,861)	—	(15,861)
Purchase of redeemable OP units	—	(652)	—	—	324	(328)	—	(328)
Grant of restricted stock, net of forfeitures	38	8,497	—	—	(1,674)	6,861	—	6,861

Balance at September 30, 2012	$73,896	$9,941,030	$23,626	$(680,888)	$—	$9,357,664	$104,068	$9,461,732

See accompanying notes.

VENTAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	For the Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities:
Net income	$275,649	$170,764
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	563,027	293,541
Amortization of deferred revenue and lease intangibles, net	(12,965)	(7,458)
Other non-cash amortization	(31,326)	(5,429)
Change in fair value of financial instruments	151	2,898
Stock-based compensation	16,529	13,596
Straight-lining of rental income, net	(16,712)	(9,254)
Loss on extinguishment of debt	38,339	25,211
Gain on real estate dispositions, net	(79,148)	—
Loss (gain) on real estate loan investments	559	(3,255)
Gain on sale of marketable securities	—	(733)
Income tax benefit (including amounts in discontinued operations)	(2,731)	(23,310)
(Income) loss from unconsolidated entities	(1,260)	71
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—
Other	6,321	2,004
Changes in operating assets and liabilities:
Increase in other assets	(11,930)	(27,009)
Increase in accrued interest	18,730	19,141
Decrease in accounts payable and other liabilities	(37,269)	(6,877)

Net cash provided by operating activities	709,319	443,901
Cash flows from investing activities:
Net investment in real estate property	(1,154,912)	(344,687)
Purchase of noncontrolling interest	(3,934)	(3,319)
Investment in loans receivable	(30,523)	(619,859)
Proceeds from real estate disposals	75,145	14,961
Proceeds from loans receivable	34,817	138,934
Proceeds from sale of marketable securities	—	23,050
Development project expenditures	(90,119)	(23,233)
Capital expenditures	(42,270)	(28,658)
Other	(2,110)	(113)

Net cash used in investing activities	(1,213,906)	(842,924)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	248,921	434,000
Proceeds from debt	1,568,382	957,753
Repayment of debt	(1,103,000)	(895,043)
Payment of deferred financing costs	(4,257)	(1,898)
Issuance of common stock, net	342,469	299,926
Cash distribution to common stockholders	(545,240)	(354,932)
Cash distribution to redeemable OP unitholders	(3,358)	(4,038)
Purchases of redeemable OP units	(1,760)	—
Distributions to noncontrolling interest	(4,035)	(1,997)
Other	19,130	1,019

Net cash provided by financing activities	517,252	434,790

Net increase in cash and cash equivalents	12,665	35,767
Effect of foreign currency translation on cash and cash equivalents	58	(97)
Cash and cash equivalents at beginning of period	45,807	21,812

Cash and cash equivalents at end of period	$58,530	$57,482

Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$497,755	$11,034,620
Utilization of escrow funds held for an Internal Revenue Code Section 1031 exchange	(134,003)	—
Other assets acquired	99,889	431,679
Debt assumed	367,902	3,508,226
Other liabilities	60,684	992,122
Deferred income tax liability	4,299	43,889
Redeemable OP unitholder interests	—	100,430
Noncontrolling interests	26,430	83,702
Equity issued	4,326	6,737,930

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

        Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, "we," "us" or "our") is a real estate investment trust ("REIT") with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of September 30, 2012, we owned 1,450 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 677 seniors housing communities; 404 skilled nursing and other facilities; 322 medical office buildings ("MOBs"); and 47 hospitals. We were also in the process of developing five properties as of September 30, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

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

        As of September 30, 2012, we leased 913 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria Senior Living, Inc. ("Atria") and Sunrise Senior Living, Inc. (together with its subsidiaries, "Sunrise"), to manage 215 seniors housing communities pursuant to long-term management agreements.

NOTE 2—ACCOUNTING POLICIES

        The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information set forth in the Accounting Standards Codification ("ASC"), as published by the Financial Accounting Standards Board ("FASB"), and with the Securities and Exchange Commission ("SEC") instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.

        We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on (a) internal analyses of recently acquired and existing comparable properties within our portfolio or (b) real estate tax assessed values in relation to the total value of the asset.

        We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. Construction in progress is not depreciated until the project has reached substantial completion.

        The fair value of acquired lease-related intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all related unamortized lease intangibles in operations at that time.

        We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate assets for which we have recorded tenant purchase option intangibles were $437.5 million at September 30, 2012 (excluding properties classified as held for sale) and $644.0 million at December 31, 2011.

        We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant's credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.

        In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

agreement. All of our assumed capital leases contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

Revenue Recognition

  Triple-Net Leased Properties and MOB Operations

        Certain of our triple-net leases, including a majority of the leases we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (together with its subsidiaries, "NHP"), and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2—ACCOUNTING POLICIES (Continued)

Consolidated Balance Sheets. At September 30, 2012 and December 31, 2011, this cumulative excess (net of allowances) totaled $112.5 million and $96.9 million, respectively.

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

  •
  Contingent consideration—We estimate the fair value of contingent consideration using level three inputs: we assess the probability of expected future cash flows over the period during which the obligation is expected to be settled and apply a discount rate that appropriately captures a market participant's view of the risk associated with the obligation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK

        As of September 30, 2012, Atria, Sunrise, Brookdale Senior Living Inc. (together with its subsidiaries, "Brookdale Senior Living") and Kindred managed or operated approximately 17.9%, 15.3%, 10.8% and 4.6%, respectively, of our real estate investments based on their gross book value. Also, as of September 30, 2012, seniors housing communities constituted approximately 62.6% of our real estate portfolio based on gross book value, with skilled nursing facilities, hospitals, MOBs and other healthcare assets collectively comprising the remaining 37.4%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of September 30, 2012, with properties in one state (California) accounting for more than 10% of our total revenues and net operating income ("NOI," which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (including amounts in discontinued operations) for the three months then ended.

Triple-Net Leased Properties

        For the three months ended September 30, 2012 and 2011, approximately 10.2% and 11.3%, respectively, of our total revenues and 16.9% and 18.3%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 6.5% and 7.8%, respectively, of our total revenues and 10.8% and 12.5%, respectively, of our total NOI (including amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of our leases with Kindred and Brookdale Senior Living is a triple-net lease pursuant to which the tenant is required to pay all property-related expenses and to comply with the terms of the mortgage financing documents, if any, affecting the properties.

        Because the properties we lease to Kindred and Brookdale Senior Living currently account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot provide any assurance that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations, and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect"). We also cannot provide any assurance that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.

Senior Living Operations

        As of September 30, 2012, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 212 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements. Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers' personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3—CONCENTRATION OF CREDIT RISK (Continued)

of our management agreements. Although we have various rights as the property owner under our management agreements, including various termination rights should certain events occur, Atria's or Sunrise's inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria's or Sunrise's senior management or any adverse developments in their business and affairs or financial condition could have a Material Adverse Effect on us. In August 2012, Sunrise announced that it had entered into a definitive agreement pursuant to which all of its outstanding common stock would be acquired by Health Care REIT, Inc. ("Health Care REIT"). In September 2012, Sunrise announced that it had entered into another definitive agreement to sell its management company business to a partnership comprised of three private equity firms and Health Care REIT immediately prior to Health Care REIT's acquisition of Sunrise. These transactions, which are expected to close in 2013, are not expected to have a Material Adverse Effect on us.

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

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

        We make acquisitions and investments in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic area, asset type, business model or revenue source.

Cogdell Acquisition

        On April 2, 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, "Cogdell"), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners' share of net debt assumed was $36.3 million at the time of the acquisition.

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

Land and improvements	$93,585
Buildings and improvements	626,184
Construction in progress	24,117
Acquired lease intangibles	117,132
Other assets	24,459

Total assets acquired	885,477
Notes payable and other debt	213,430
Other liabilities	50,841

Total liabilities assumed	264,271

Noncontrolling interest assumed	29,545

Net assets acquired	591,661
Cash acquired	12,202

Total cash used	$579,459

        The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our Quarterly Report on Form 10-Q for the six months ended June 30, 2012, filed with the SEC on July 27, 2012, due primarily to adjustments to certain of our valuation assumptions based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

        As of September 30, 2012, we had incurred a total of $28.5 million of acquisition-related costs related to the Cogdell acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

Other 2012 Acquisitions

        In May 2012, we acquired sixteen seniors housing communities managed by Sunrise for approximately $362 million in an all-cash transaction. Sunrise continues to manage the acquired assets under existing long-term management agreements.

        During the first nine months of 2012, we also invested approximately $525 million, including the assumption of $136.4 million in debt, in seven seniors housing communities, two skilled nursing facilities and 37 MOBs, including 36 MOBs that we had previously accounted for as investments in unconsolidated entities.

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

        As partial consideration for the ASLG acquisition, the sellers received the right to earn additional amounts ("contingent consideration") based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. The contingent consideration, if any, will be payable to the sellers following the applicable measurement date for the period ending December 31, 2014 or December 31, 2015, at the election of the sellers. We cannot determine the actual amount of contingent consideration, if any, that may become due to the sellers, nor can we estimate a range of potential outcomes, because they are dependent on various factors,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY (Continued)

such as the future performance of the acquired assets and our equity multiple, which are subject to many risks and uncertainties beyond our control. As of September 30, 2012, December 31, 2011 and the acquisition date, the estimated discounted fair value of contingent consideration was $44.2 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheets.

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

NOTE 5—DISPOSITIONS

        We present separately, as discontinued operations in all periods presented, the results of operations for assets classified as held for sale as of September 30, 2012, assets disposed of during the nine months ended September 30, 2012 and the year ended December 31, 2011 and operating leases (in which we were the lessee) not renewed as of September 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DISPOSITIONS (Continued)

2012 Dispositions

        During the three and nine months ended September 30, 2012, we recognized a net gain from real estate dispositions of $0.4 million and $79.1 million, respectively. In addition, as of September 30, 2012, we classified 22 properties as held for sale and included their operations in discontinued operations in our Consolidated Statements of Income.

        In June 2012, we sold thirteen seniors housing communities to the existing tenants for aggregate consideration of $121.9 million, including a fee of $3.0 million, and recognized a gain from the sales of these assets. We deposited $97.0 million of proceeds from these sales in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and, subsequently that month, we used approximately $58.1 million of the deposited proceeds for our seniors housing community acquisitions. As of September 30, 2012, there were no proceeds remaining in the exchange escrow account related to these sales.

        Also in June 2012, we declined to exercise our renewal option on the operating leases (in which we were the lessee) related to two seniors housing communities we acquired as part of the ASLG acquisition that expired on June 30, 2012.

        In February 2012, we sold nine seniors housing communities to the existing tenant for aggregate consideration of $121.3 million, including a lease termination fee of $1.8 million, and recognized a gain from the sale of these assets. We deposited a majority of the proceeds from this sale in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and, during the first six months of 2012, we used approximately $76.4 million of the deposited proceeds for our MOB and seniors housing community acquisitions. As of September 30, 2012, there were no proceeds remaining in the exchange escrow account related to this sale.

        During the nine months ended September 30, 2012, we also sold two skilled nursing facilities and one seniors housing community for aggregate consideration of $28.5 million and recognized an immaterial net gain from the sales of these assets.

2011 Dispositions

        During 2011, we sold two seniors housing communities and two skilled nursing facilities pursuant to tenant purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales.

        Set forth below is a summary of our results of operations of properties sold during the nine months ended September 30, 2012 and the year ended December 31, 2011 or classified as held for sale

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5—DISPOSITIONS (Continued)

as of September 30, 2012, which operations were included in our triple-net leased properties, senior living operations or MOB operations segments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
Rental income	$3,826	$8,509	$17,377	$16,470
Resident fees and services	—	2,070	4,081	3,245
Interest and other income	1,127	—	5,952	—

	4,953	10,579	27,410	19,715
Expenses:
Interest	1,371	4,238	6,950	7,698
Depreciation and amortization	6,714	4,434	24,081	6,878
Property-level operating expenses	651	1,734	4,709	2,579
General, administrative and professional fees	5	—	11	—
Other	—	554	1,230	837

	8,741	10,960	36,981	17,992

(Loss) income before income taxes and gain on sale of real estate assets	(3,788)	(381)	(9,571)	1,723
Income tax (expense) benefit	(16)	172	4	271
Gain on real estate dispositions, net	357	—	79,148	—

Discontinued operations	$(3,447)	$(209)	$69,581	$1,994

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

        We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. At September 30, 2012 and December 31, 2011, we owned interests (ranging between 5% and 25%) in 55 properties and 92 properties, respectively, that we accounted for under the equity method of accounting.

        We serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.0 million and $1.9 million for the three months ended September 30, 2012 and 2011, respectively, and $5.7 million and $3.7 million for the nine months ended September 30, 2012 and 2011, respectively.

        We are not required to consolidate these entities, as our joint venture partners have significant participating rights, nor are these entities considered variable interest entities, as they are controlled by equity holders with sufficient capital. Our net investment in properties owned through unconsolidated entities as of September 30, 2012 and December 31, 2011 was $91.0 million and $105.3 million, respectively. For the three months ended September 30, 2012 and 2011, we recorded income from unconsolidated entities of $17.1 million and $0.2 million, respectively. For the nine months ended September 30, 2012 and 2011, we recorded income from unconsolidated entities of $17.9 million and a loss from unconsolidated entities of $0.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES (Continued)

        In August 2012, we acquired the controlling interests (ranging between 80% and 95%) in 36 MOBs and one MOB which is being marketed for sale for approximately $350.0 million, including the assumption of $101.6 million in debt. This transaction had a total value of approximately $380.0 million. Prior to this acquisition, our equity method investment in these joint ventures was approximately $12.5 million. In connection with our acquisition of the controlling interests, we re-measured the fair value of our previously held equity interest at the acquisition date fair value to be approximately $30.0 million and recognized a net gain of $16.6 million, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.

NOTE 7—INTANGIBLES

        The following is a summary of our intangibles as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$212,904	9.7	$210,358	10.1
In-place and other lease intangibles	752,596	25.6	590,500	22.4
Other intangibles	33,689	8.6	16,169	13.5
Accumulated amortization	(317,601)	N/A	(188,442)	N/A
Goodwill	492,523	N/A	448,393	N/A

Net intangible assets	$1,174,111	20.9	$1,076,978	18.5

Intangible liabilities:
Below market lease intangibles	$430,609	15.4	$442,612	15.3
Other lease intangibles	29,386	30.8	27,157	7.9
Accumulated amortization	(68,442)	N/A	(37,607)	N/A
Purchase option intangibles	36,048	N/A	112,670	N/A

Net intangible liabilities	$427,601	15.9	$544,832	15.2

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—OTHER ASSETS

        The following is a summary of our other assets as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Straight-line rent receivables, net	$112,510	$96,883
Marketable debt securities	42,950	43,331
Unsecured loans receivable, net	60,877	63,598
Goodwill and other intangibles, net	519,082	462,655
Assets held for sale	199,031	119,290
Other	119,141	105,475

Total other assets	$1,053,591	$891,232

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

        The following is a summary of our senior notes payable and other debt as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011
	(In thousands)
Unsecured revolving credit facility	$704,770	$455,578
9% Senior Notes due 2012	—	82,433
8 1/4% Senior Notes due 2012	—	72,950
Unsecured term loan due 2013	—	200,000
6.25% Senior Notes due 2013	269,850	269,850
Unsecured term loan due 2015(1)	131,509	126,875
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
6 1/2% Senior Notes due 2016	—	200,000
Unsecured term loan due 2017(1)	375,000	375,000
6 3/4% Senior Notes due 2017	—	225,000
4.00% Senior Notes due 2019	600,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	—
3.25% Senior Notes due 2022	275,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
Mortgage loans and other(2)	2,898,183	2,762,964

Total	7,264,105	6,180,443
Capital lease obligations	142,565	143,006
Unamortized fair value adjustment	119,319	144,923
Unamortized commission fees and discounts	(31,215)	(39,256)

Senior notes payable and other debt	$7,494,774	$6,429,116

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

(2)
Excludes debt related to real estate assets classified as held for sale as of September 30, 2012 and December 31, 2011, respectively. The total mortgage debt for these properties as of September 30, 2012 and December 31, 2011 was $23.4 million and $14.6 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

        As of September 30, 2012, our indebtedness (excluding capital lease obligations) had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities(1)
	(In thousands)
2012	$9,031	$—	$14,209	$23,240
2013(2)	562,366	—	51,679	614,045
2014	291,030	—	47,510	338,540
2015	1,074,793	704,770	38,098	1,817,661
2016	415,334	—	30,820	446,154
Thereafter(3)	3,846,022	—	178,443	4,024,465

Total maturities	$6,198,576	$704,770	$360,759	$7,264,105

(1)
At September 30, 2012, we had $58.5 million of unrestricted cash and cash equivalents, for $646.2 million of net borrowings outstanding under our unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

(2)
Excludes $23.4 million of mortgage debt related to a real estate asset classified as held for sale as of September 30, 2012 that is scheduled to mature in 2013.

(3)
Includes $52.4 million aggregate principal amount of 6.90% senior notes due 2037 of Nationwide Health Properties, LLC ("NHP LLC") (as successor to NHP) that are subject to repurchase, at the option of the holders, on October 1 of each of 2012, 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 of NHP LLC that are subject to repurchase, at the option of the holders, on July 7 of each of 2013, 2018, 2023 and 2028. The option to require us to repurchase the 6.90% senior notes due 2037 on October 1, 2012 was not exercised by any holder.

Unsecured Revolving Credit Facility and Term Loans

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). At September 30, 2012, the applicable spread was 110 basis

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

points for Eurocurrency rate loans and 10 basis points for base rate loans. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At September 30, 2012, the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

        As of September 30, 2012, we had $704.8 million of borrowings and $5.9 million of letters of credit outstanding and $1.29 billion of unused borrowing capacity available under our unsecured revolving credit facility.

        In August 2012, we prepaid in full our $200.0 million unsecured term loan due 2013.

        In October 2012, we entered into a new $180.0 million unsecured term loan, initially priced at 120 basis points over LIBOR. The term loan matures in January 2018 and contains the same covenants as our unsecured revolving credit and term loan facilities.

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

        In August 2012, we issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses.

Capital Leases

        As of September 30, 2012, we leased eight seniors housing communities pursuant to arrangements that are accounted for as capital leases. Under each capital lease agreement, rent may be increased annually based upon changes in the Consumer Price Index or gross revenues attributable to the property, subject to certain limits, and we have a bargain option to purchase the leased property and an option to exercise renewal terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT (Continued)

        Future minimum lease payments required under the capital lease agreements, including amounts that would be due under purchase options, as of September 30, 2012 are as follows (in thousands):

2012	$2,374
2013	9,573
2014	9,699
2015	9,826
2016	9,953
Thereafter	162,600

Total minimum lease payments	204,025
Less: Amount related to interest	(61,460)

$142,565

        Net assets held under capital leases are included in net real estate investments on our Consolidated Balance Sheets and totaled $216.5 million and $224.7 million as of September 30, 2012 and December 31, 2011, respectively.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

        As of September 30, 2012 and December 31, 2011, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$58,530	$58,530	$45,807	$45,807
Secured loans receivable, net	215,775	221,225	212,577	216,315
Derivative instruments	—	—	11	11
Marketable debt securities	42,950	42,950	43,331	43,331
Unsecured loans receivable, net	60,877	64,001	63,598	65,219
Liabilities:
Senior notes payable and other debt, gross	7,264,105	7,327,567	6,180,443	6,637,691
Derivative instruments and other liabilities	90,751	90,751	80,815	80,815
Redeemable OP unitholder interests	113,908	113,908	102,837	102,837

        Fair value estimates are subjective in nature and based upon several important assumptions, including estimates of future cash flows, risks, discount rates and relevant comparable market information associated with each financial instrument. The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

        As of September 30, 2012, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $42.1 million and $43.0 million, respectively. As of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

December 31, 2011, our marketable debt securities had an aggregate amortized cost basis and fair value of $41.2 million and $43.3 million, respectively. The contractual maturities of our marketable debt securities range from October 1, 2012 to April 15, 2016. In October 2012, $37.5 million of our corporate marketable debt securities matured at par. During the first quarter of 2011, we sold certain marketable debt securities for $23.1 million in aggregate proceeds and recognized gains from these sales of approximately $1.8 million (which are included in income from loans and investments in our Consolidated Statement of Income for the nine months ended September 30, 2011).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11—LITIGATION (Continued)

Proceedings Indemnified and Defended by Third Parties

        From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. The tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates, are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We are presently being defended by certain tenants and other obligated third parties in these types of matters. We cannot provide any assurance that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants' or other obligated third parties' liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

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

        Although the TRS entities were not liable for any cash federal income taxes for the nine months ended September 30, 2012, their federal income tax liabilities may increase in future periods as we exhaust net operating loss carryforwards and as our senior living operations and MOB operations reportable business segments grow. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12—INCOME TAXES (Continued)

        Our consolidated provision for income taxes for the three months ended September 30, 2012 and 2011 was a benefit of $8.9 million and $13.7 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2012 and 2011 was a benefit of $2.7 million and $23.0 million, respectively. The income tax benefit for the nine months ended September 30, 2012 is due primarily to the income tax benefit of ordinary losses related to our TRS entities, net of the current period valuation allowance. The income tax benefit for the nine months ended September 30, 2011 was due primarily to the income tax benefit of ordinary losses related to our TRS entities and the reversal of certain income tax contingency reserves, including interest.

        Realization of a deferred tax benefit related to net operating losses depends in part upon generating sufficient taxable income in future periods. Our net operating loss carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.

        Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $262.5 million and $258.7 million as of September 30, 2012 and December 31, 2011, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to net operating losses. These amounts include the initial net deferred tax liability related to the ASLG acquisition of $43.5 million and adjustments for activity during the periods from May 12, 2011 (the acquisition date) through September 30, 2012 and from May 12, 2011 through December 31, 2011, respectively.

        Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2009 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2008 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2006 related to our Canadian entities.

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

Accumulated Other Comprehensive Income

        The following is a summary of our accumulated other comprehensive income as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Foreign currency translation	$24,246	$21,066
Unrealized gain on marketable debt securities	883	2,103
Other	(1,503)	(1,107)

Total accumulated other comprehensive income	$23,626	$22,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14—EARNINGS PER COMMON SHARE

        The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$115,329	$103,094	$206,952	$169,551
Discontinued operations	(3,447)	(209)	69,581	1,994

Net income attributable to common stockholders	$111,882	$102,885	$276,533	$171,545

Denominator:
Denominator for basic earnings per share—weighted average shares	294,928	287,365	291,177	208,470
Effect of dilutive securities:
Stock options	522	412	509	458
Restricted stock awards	121	38	86	57
OP units	1,836	1,868	1,850	630
Convertible notes	—	1,111	—	1,235

Denominator for diluted earnings per share—adjusted weighted average shares	297,407	290,794	293,622	210,850

Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.39	$0.36	$0.71	$0.81
Discontinued operations	(0.01)	(0.00)	0.24	0.01

Net income attributable to common stockholders	$0.38	$0.36	$0.95	$0.82

Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.39	$0.35	$0.70	$0.80
Discontinued operations	(0.01)	(0.00)	0.24	0.01

Net income attributable to common stockholders	$0.38	$0.35	$0.94	$0.81

NOTE 15—SEGMENT INFORMATION

        As of September 30, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes income from loans and investments

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Summary information by reportable business segment is as follows:

        For the three months ended September 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$210,096	$—	$100,814	$—	$310,910
Resident fees and services	—	317,131	—	—	317,131
Medical office building and other services revenue	1,110	—	3,434	—	4,544
Income from loans and investments	—	—	—	9,035	9,035
Interest and other income	—	—	—	330	330

Total revenues	$211,206	$317,131	$104,248	$9,365	$641,950

Total revenues	$211,206	$317,131	$104,248	$9,365	$641,950
Less:
Interest and other income	—	—	—	330	330
Property-level operating expenses	—	216,861	36,144	—	253,005
Medical office building services costs	—	—	1,487	—	1,487

Segment NOI	211,206	100,270	66,617	9,035	387,128
Income from unconsolidated entities	348	—	16,726	—	17,074

Segment profit	$211,554	$100,270	$83,343	$9,035	404,202

Interest and other income					330
Interest expense					(75,139)
Depreciation and amortization					(189,908)
General, administrative and professional fees					(26,872)
Gain on extinguishment of debt					1,194
Merger-related expenses and deal costs					(4,917)
Other					(2,508)
Income tax benefit					8,886
Discontinued operations					(3,447)

Net income					$111,821

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the three months ended September 30, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$203,209	$—	$58,159	$—	$261,368
Resident fees and services	—	274,294	—	—	274,294
Medical office building and other services revenue	1,109	—	8,162	—	9,271
Income from loans and investments	—	—	—	10,072	10,072
Interest and other income	—	—	—	373	373

Total revenues	$204,318	$274,294	$66,321	$10,445	$555,378

Total revenues	$204,318	$274,294	$66,321	$10,445	$555,378
Less:
Interest and other income	—	—	—	373	373
Property-level operating expenses	—	187,356	20,071	—	207,427
Medical office building services costs	—	—	6,347	—	6,347

Segment NOI	204,318	86,938	39,903	10,072	341,231
Income from unconsolidated entities	121	—	61	—	182

Segment profit	$204,439	$86,938	$39,964	$10,072	341,413

Interest and other income					373
Interest expense					(69,518)
Depreciation and amortization					(156,593)
General, administrative and professional fees					(20,624)
Loss on extinguishment of debt					(8,685)
Litigation proceeds, net					85,327
Merger-related expenses and deal costs					(69,350)
Other					(13,882)
Income tax benefit					13,732
Discontinued operations					(209)

Net income					$101,984

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the nine months ended September 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$622,702	$—	$253,890	$—	$876,592
Resident fees and services	—	906,946	—	—	906,946
Medical office building and other services revenue	3,329	—	13,462	—	16,791
Income from loans and investments	—	—	—	25,223	25,223
Interest and other income	—	—	—	441	441

Total revenues	$626,031	$906,946	$267,352	$25,664	$1,825,993

Total revenues	$626,031	$906,946	$267,352	$25,664	$1,825,993
Less:
Interest and other income	—	—	—	441	441
Property-level operating expenses	—	620,075	86,469	—	706,544
Medical office building services costs	—	—	8,314	—	8,314

Segment NOI	626,031	286,871	172,569	25,223	1,110,694
Income from unconsolidated entities	1,068	—	16,837	—	17,905

Segment profit	$627,099	$286,871	$189,406	$25,223	1,128,599

Interest and other income					441
Interest expense					(217,475)
Depreciation and amortization					(538,946)
General, administrative and professional fees					(75,779)
Loss on extinguishment of debt					(38,339)
Merger-related expenses and deal costs					(49,566)
Other					(5,594)
Income tax benefit					2,727
Discontinued operations					69,581

Net income					$275,649

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        For the nine months ended September 30, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$433,980	$—	$106,153	$—	$540,133
Resident fees and services	—	590,103	—	—	590,103
Medical office building and other services revenue	1,109	—	24,941	—	26,050
Income from loans and investments	—	—	—	24,548	24,548
Interest and other income	—	—	—	529	529

Total revenues	$435,089	$590,103	$131,094	$25,077	$1,181,363

Total revenues	$435,089	$590,103	$131,094	$25,077	$1,181,363
Less:
Interest and other income	—	—	—	529	529
Property-level operating expenses	—	401,361	37,025	—	438,386
Medical office building services costs	—	—	19,837	—	19,837

Segment NOI	435,089	188,742	74,232	24,548	722,611
Income (loss) from unconsolidated entities	121	—	(192)	—	(71)

Segment profit	$435,210	$188,742	$74,040	$24,548	722,540

Interest and other income					529
Interest expense					(162,348)
Depreciation and amortization					(286,663)
General, administrative and professional fees					(51,010)
Loss on extinguishment of debt					(25,211)
Litigation proceeds, net					85,327
Merger-related expenses and deal costs					(131,606)
Other					(5,827)
Income tax benefit					23,039
Discontinued operations					1,994

Net income					$170,764

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—SEGMENT INFORMATION (Continued)

        Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Capital expenditures:
Triple-net leased	$25,535	$68,604	$39,415	$69,831
Senior living	20,510	20,842	369,341	296,446
MOB	257,479	23,432	878,545	30,301

Total capital expenditures	$303,524	$112,878	$1,287,301	$396,578

        Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

        Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Revenues:
United States	$617,605	$531,951	$1,754,418	$1,112,322
Canada	24,345	23,428	71,575	69,041

Total revenues	$641,950	$555,378	$1,825,993	$1,181,363

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Net real estate property:
United States	$16,514,409	$15,510,824
Canada	405,268	402,908

Total net real estate property	$16,919,677	$15,913,732

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited)

        We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiaries, Ventas Realty, Limited Partnership ("Ventas Realty") and Ventas Capital Corporation (collectively, the "Ventas Issuers"). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of senior notes and has no assets or operations. None of our other subsidiaries (excluding the Ventas Issuers, the "Ventas Subsidiaries") is obligated with respect to the Ventas Issuers' outstanding senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

        In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. We, the Ventas Issuers and the Ventas Subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC's outstanding senior notes.

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

        The following summarizes our condensed consolidating information as of September 30, 2012 and December 31, 2011 and for the three and nine months ended September 30, 2012 and 2011:

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,766	$421,537	$16,797,141	$—	$17,226,444
Cash and cash equivalents	10,181	—	48,349	—	58,530
Escrow deposits and restricted cash	2,114	2,188	72,606	—	76,908
Deferred financing costs, net	757	18,068	6,601	—	25,426
Investment in and advances to affiliates	9,756,019	1,867,251	—	(11,623,270)	—
Other assets	64,627	4,896	984,068	—	1,053,591

Total assets	$9,841,464	$2,313,940	$17,908,765	$(11,623,270)	$18,440,899

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$3,624,285	$3,870,489	$—	$7,494,774
Intercompany loans	2,603,100	(3,090,707)	487,607	—	—
Accrued interest	—	30,228	26,098	—	56,326
Accounts payable and other liabilities	97,383	5,905	945,755	—	1,049,043
Deferred income taxes	265,116	—	—	—	265,116

Total liabilities	2,965,599	569,711	5,329,949	—	8,865,259
Redeemable OP unitholder interests	—	—	113,908	—	113,908
Total equity	6,875,865	1,744,229	12,464,908	(11,623,270)	9,461,732

Total liabilities and equity	$9,841,464	$2,313,940	$17,908,765	$(11,623,270)	$18,440,899

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$309	$519,042	$15,712,261	$—	$16,231,612
Cash and cash equivalents	2,335	—	43,472	—	45,807
Escrow deposits and restricted cash	1,971	7,513	67,106	—	76,590
Deferred financing costs, net	757	19,239	6,673	—	26,669
Investment in and advances to affiliates	8,612,893	1,728,635	—	(10,341,528)	—
Other assets	54,415	47,063	789,754	—	891,232

Total assets	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910

Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$2,593,176	$3,835,940	$—	$6,429,116
Intercompany loans	1,204,987	(2,040,590)	835,603	—	—
Accrued interest	—	12,561	25,133	—	37,694
Accounts payable and other liabilities	86,101	18,162	981,334	—	1,085,597
Deferred income taxes	260,722	—	—	—	260,722

Total liabilities	1,551,810	583,309	5,678,010	—	7,813,129
Redeemable OP unitholder interests	—	—	102,837	—	102,837
Total equity	7,120,870	1,738,183	10,838,419	(10,341,528)	9,355,944

Total liabilities and equity	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$640	$70,220	$240,050	$—	$310,910
Resident fees and services	—	—	317,131	—	317,131
Medical office building and other services revenues	—	—	4,544	—	4,544
Income from loans and investments	951	301	7,783	—	9,035
Equity earnings in affiliates	115,319	—	318	(115,637)	—
Interest and other income	12	10	308	—	330

Total revenues	116,922	70,531	570,134	(115,637)	641,950
Expenses:
Interest	(1,139)	23,407	52,871	—	75,139
Depreciation and amortization	1,057	7,578	181,273	—	189,908
Property-level operating expenses	—	128	252,877	—	253,005
Medical office building services costs	—	—	1,487	—	1,487
General, administrative and professional fees	1,028	8,092	17,752	—	26,872
Loss (gain) on extinguishment of debt	—	17	(1,211)	—	(1,194)
Merger-related expenses and deal costs	12,552	—	(7,635)	—	4,917
Other	(5)	—	2,513	—	2,508

Total expenses	13,493	39,222	499,927	—	552,642

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	103,429	31,309	70,207	(115,637)	89,308
Income from unconsolidated entities	—	429	16,645	—	17,074
Income tax benefit	8,886	—	—	—	8,886

Income from continuing operations	112,315	31,738	86,852	(115,637)	115,268
Discontinued operations	(433)	106	(3,120)	—	(3,447)

Net income	111,882	31,844	83,732	(115,637)	111,821
Net loss attributable to noncontrolling interest	—	—	(61)	—	(61)

Net income attributable to common stockholders	$111,882	$31,844	$83,793	$(115,637)	$111,882

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$623	$68,314	$192,431	$—	$261,368
Resident fees and services	—	—	274,294	—	274,294
Medical office building and other services revenues	—	—	9,271	—	9,271
Income from loans and investments	1,124	103	8,845	—	10,072
Equity earnings in affiliates	52,291	—	259	(52,550)	—
Interest and other income	6	10	357	—	373

Total revenues	54,044	68,427	485,457	(52,550)	555,378
Expenses:
Interest	392	20,590	48,536	—	69,518
Depreciation and amortization	440	7,945	148,208	—	156,593
Property-level operating expenses	—	115	207,312	—	207,427
Medical office building services costs	—	—	6,347	—	6,347
General, administrative and professional fees	1,194	6,427	13,003	—	20,624
Loss on extinguishment of debt	—	8,685	—	—	8,685
Litigation proceeds, net	(85,327)	—	—	—	(85,327)
Merger-related expenses and deal costs	47,309	—	22,041	—	69,350
Other	883	—	12,999	—	13,882

Total expenses	(35,109)	43,762	458,446	—	467,099

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	89,153	24,665	27,011	(52,550)	88,279
Income from unconsolidated entities	—	182	—	—	182
Income tax benefit	13,732	—	—	—	13,732

Income from continuing operations	102,885	24,847	27,011	(52,550)	102,193
Discontinued operations	—	1,085	(1,294)	—	(209)

Net income	102,885	25,932	25,717	(52,550)	101,984
Net loss attributable to noncontrolling interest	—	—	(901)	—	(901)

Net income attributable to common stockholders	$102,885	$25,932	$26,618	$(52,550)	$102,885

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,898	$208,445	$666,249	$—	$876,592
Resident fees and services	—	—	906,946	—	906,946
Medical office building and other services revenues	—	—	16,791	—	16,791
Income from loans and investments	2,841	1,330	21,052	—	25,223
Equity earnings in affiliates	228,099	—	537	(228,636)	—
Interest and other income	97	20	324	—	441

Total revenues	232,935	209,795	1,611,899	(228,636)	1,825,993
Expenses:
Interest	(3,375)	68,576	152,274	—	217,475
Depreciation and amortization	2,576	28,527	507,843	—	538,946
Property-level operating expenses	—	369	706,175	—	706,544
Medical office building services costs	—	—	8,314	—	8,314
General, administrative and professional fees	4,839	22,204	48,736	—	75,779
Loss (gain) on extinguishment of debt	—	39,737	(1,398)	—	38,339
Merger-related expenses and deal costs	42,605	—	6,961	—	49,566
Other	(4)	—	5,598	—	5,594

Total expenses	46,641	159,413	1,434,503	—	1,640,557

Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	186,294	50,382	177,396	(228,636)	185,436
Income from unconsolidated entities	—	1,260	16,645	—	17,905
Income tax benefit	2,727	—	—	—	2,727

Income from continuing operations	189,021	51,642	194,041	(228,636)	206,068
Discontinued operations	87,512	2,091	(20,022)	—	69,581

Net income	276,533	53,733	174,019	(228,636)	275,649
Net loss attributable to noncontrolling interest	—	—	(884)	—	(884)

Net income attributable to common stockholders	$276,533	$53,733	$174,903	$(228,636)	$276,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,848	$202,726	$335,559	$—	$540,133
Resident fees and services	—	—	590,103	—	590,103
Medical office building and other services revenues	—	—	26,050	—	26,050
Income from loans and investments	5,070	8,566	10,912	—	24,548
Equity earnings in affiliates	160,546	—	1,103	(161,649)	—
Interest and other income	96	52	381	—	529

Total revenues	167,560	211,344	964,108	(161,649)	1,181,363
Expenses:
Interest	(474)	48,914	113,908	—	162,348
Depreciation and amortization	1,273	23,939	261,451	—	286,663
Property-level operating expenses	—	414	437,972	—	438,386
Medical office building services costs	—	—	19,837	—	19,837
General, administrative and professional fees	(5,840)	21,625	35,225	—	51,010
Loss on extinguishment of debt	—	8,685	16,526	—	25,211
Litigation proceeds, net	(85,327)	—	—	—	(85,327)
Merger-related expenses and deal costs	108,509	—	23,097	—	131,606
Other	913	—	4,914	—	5,827

Total expenses	19,054	103,577	912,930	—	1,035,561

Income from continuing operations before loss/income from unconsolidated entities, income taxes and noncontrolling interest	148,506	107,767	51,178	(161,649)	145,802
Loss from unconsolidated entities	—	(71)	—	—	(71)
Income tax benefit	23,039	—	—	—	23,039

Income from continuing operations	171,545	107,696	51,178	(161,649)	168,770
Discontinued operations	—	2,616	(622)	—	1,994

Net income	171,545	110,312	50,556	(161,649)	170,764
Net loss attributable to noncontrolling interest	—	—	(781)	—	(781)

Net income attributable to common stockholders	$171,545	$110,312	$51,337	$(161,649)	$171,545

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$111,882	$31,844	$83,732	$(115,637)	$111,821
Other comprehensive income (loss):
Foreign currency translation	—	—	2,838	—	2,838
Change in unrealized gain on marketable debt securities	(509)	—	—	—	(509)
Other	—	—	(107)	—	(107)

Total other comprehensive (loss) income	(509)	—	2,731	—	2,222

Comprehensive income	111,373	31,844	86,463	(115,637)	114,043
Comprehensive loss attributable to noncontrolling interest	—	—	(61)	—	(61)

Comprehensive income attributable to common stockholders	$111,373	$31,844	$86,524	$(115,637)	$114,104

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$102,885	$25,932	$25,717	$(52,550)	$101,984
Other comprehensive loss:
Foreign currency translation	—	—	(7,293)	—	(7,293)
Change in unrealized gain on marketable debt securities	(1,285)	—	—	—	(1,285)
Other	—	—	(397)	—	(397)

Total other comprehensive loss	(1,285)	—	(7,690)	—	(8,975)

Comprehensive income	101,600	25,932	18,027	(52,550)	93,009
Comprehensive loss attributable to noncontrolling interest	—	—	(901)	—	(901)

Comprehensive income attributable to common stockholders	$101,600	$25,932	$18,928	$(52,550)	$93,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$276,533	$53,733	$174,019	$(228,636)	$275,649
Other comprehensive income (loss):
Foreign currency translation	—	—	3,180	—	3,180
Change in unrealized gain on marketable debt securities	(1,220)	—	—	—	(1,220)
Other	—	—	(396)	—	(396)

Total other comprehensive (loss) income	(1,220)	—	2,784	—	1,564

Comprehensive income	275,313	53,733	176,803	(228,636)	277,213
Comprehensive loss attributable to noncontrolling interest	—	—	(884)	—	(884)

Comprehensive income attributable to common stockholders	$275,313	$53,733	$177,687	$(228,636)	$278,097

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$171,545	$110,312	$50,556	$(161,649)	$170,764
Other comprehensive loss:
Foreign currency translation	—	—	(4,234)	—	(4,234)
Change in unrealized gain on marketable debt securities	(2,964)	—	—	—	(2,964)
Other	—	—	(433)	—	(433)

Total other comprehensive loss	(2,964)	—	(4,667)	—	(7,631)

Comprehensive income	168,581	110,312	45,889	(161,649)	163,133
Comprehensive loss attributable to noncontrolling interest	—	—	(781)	—	(781)

Comprehensive income attributable to common stockholders	$168,581	$110,312	$46,670	$(161,649)	$163,914

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(5,543)	$156,211	$558,651	$—	$709,319
Net cash used in investing activities	(1,114,598)	(113)	(99,195)	—	(1,213,906)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	255,500	(6,579)	—	248,921
Proceeds from debt	—	1,255,105	313,277	—	1,568,382
Repayment of debt	—	(521,527)	(581,473)	—	(1,103,000)
Net change in intercompany debt	1,329,833	(1,050,117)	(279,716)	—	—
Payment of deferred financing costs	—	(3,395)	(862)	—	(4,257)
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution (to) from affiliates	(13,087)	(91,722)	104,809	—	—
Cash distribution to common stockholders	(545,240)	—	—	—	(545,240)
Cash distribution to redeemable OP unitholders	(3,358)	—	—	—	(3,358)
Purchases of redeemable OP units	(1,760)	—	—	—	(1,760)
Distributions to noncontrolling interest	—	—	(4,035)	—	(4,035)
Other	19,130	—	—	—	19,130

Net cash provided by (used in) financing activities	1,127,987	(156,156)	(454,579)	—	517,252

Net increase (decrease) in cash and cash equivalents	7,846	(58)	4,877	—	12,665
Effect of foreign currency translation on cash and cash equivalents	—	58	—	—	58
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807

Cash and cash equivalents at end of period	$10,181	$—	$48,349	$—	$58,530

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited) (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,510)	$180,935	$266,476	$—	$443,901
Net cash (used in) provided by investing activities	(431,727)	(500,879)	89,682	—	(842,924)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	434,000	—	—	434,000
Proceeds from debt	—	689,374	268,379	—	957,753
Repayment of debt	—	(206,500)	(688,543)	—	(895,043)
Net change in intercompany debt	981,494	(1,208,212)	226,718	—	—
Payment of deferred financing costs	—	(1,519)	(379)	—	(1,898)
Issuance of common stock, net	299,926	—	—	—	299,926
Cash distribution (to) from affiliates	(491,099)	612,898	(121,799)	—	—
Cash distribution to common stockholders	(354,932)	—	—	—	(354,932)
Cash distribution to redeemable OP unitholders	—	—	(4,038)	—	(4,038)
Distributions to noncontrolling interest	—	—	(1,997)	—	(1,997)
Other	1,017	—	2	—	1,019

Net cash provided by (used in) financing activities	436,406	320,041	(321,657)	—	434,790

Net increase in cash and cash equivalents	1,169	97	34,501	—	35,767
Effect of foreign currency translation on cash and cash equivalents	—	(97)	—	—	(97)
Cash and cash equivalents at beginning of period	1,083	—	20,729	—	21,812

Cash and cash equivalents at end of period	$2,252	$—	$55,230	$—	$57,482

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

  •
  Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments, including investments in different asset types and outside the United States;

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

  •
  Final determination of our taxable net income for the year ending December 31, 2012;

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

  •
  Merger and acquisition activity in the healthcare industry resulting in a change of control of one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers; and

  •
  The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers.

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

Company Overview

        We are a REIT with a geographically diverse portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of September 30, 2012, we owned 1,450 properties located in 46 states, the District of Columbia and two Canadian provinces, consisting of: 677 seniors housing communities; 404 skilled nursing and other facilities; 322 MOBs; and 47 hospitals. We were also in the process of developing five properties as of September 30, 2012. We are headquartered in Chicago, Illinois and have been a constituent member of the S&P 500® Index, a leading indicator of the large cap U.S. equities market, since 2009.

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

        As of September 30, 2012, we leased 913 properties (excluding MOBs) to healthcare operating companies under "triple-net" or "absolute-net" leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent third parties, such as Atria and Sunrise, to manage 215 seniors housing communities pursuant to long-term management agreements. Our management agreements with Sunrise have terms ranging from 25 to 30 years, commencing as early as 2004 and as recently as 2012. Management fees, including incentive fees, under the Sunrise management agreements can range from 5% to 7% of revenues generated by the applicable properties and, for the nine months ended September 30, 2012, were 6.36% of revenues (including incentive fees). Our management agreements with Atria have terms of ten years, commencing as early as 2011, with successive automatic ten-year renewal periods. The management fee under the Atria management agreements is currently 5% of revenues generated by the applicable properties.

        Our business strategy focuses on three principal objectives: (1) generating consistent, reliable and growing cash flows; (2) maintaining a well-diversified portfolio; and (3) preserving our financial strength, flexibility and liquidity.

        Access to external capital is critical to the success of our business strategy as it impacts our ability to meet our existing commitments, including repaying maturing indebtedness, and to make future investments. Our access to and cost of capital depend on various factors, including general market conditions, interest rates, credit ratings on our securities, investors' perception of our potential future earnings and cash distributions, and the market price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At September 30, 2012, 22.3% of our total consolidated debt (excluding debt related to real estate assets classified as held for sale) was variable rate debt.

Operating Highlights and Key Performance Trends

2012 Highlights

  •
  Our Board of Directors declared the first, second and third quarterly installments of our 2012 dividend, each in the amount of $0.62 per share, which represents an 8% increase over our 2011 quarterly dividend.

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

  •
  In March 2012, we redeemed all $200.0 million principal amount then outstanding of our 6 1/2% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $29.7 million during the first quarter of 2012.

  •
  On April 2, 2012, we acquired Cogdell Spencer Inc. ("Cogdell"), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. See "Note 4—Acquisitions of Real Estate Property" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  •
  In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

  •
  In May 2012, we repaid in full, at par, $82.4 million principal amount then outstanding of our 9% senior notes due 2012 upon maturity.

  •
  Also in May 2012, we redeemed all $225.0 million principal amount then outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result, we paid a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $10.0 million during the second quarter of 2012.

  •
  In May 2012, we acquired sixteen seniors housing communities managed by Sunrise (the "Sunrise-Managed Sixteen Communities") for approximately $362 million in an all-cash transaction.

  •
  Current aggregate annual rent for the 89 properties whose lease to Kindred expires on April 30, 2013 is $126 million, which we believe approximates market rent. Of these 89 properties: Kindred has renewed or entered into a new lease with respect to a total of 35 properties for aggregate annual rent commencing May 1, 2013 of $75 million; and we are continuing our comprehensive project to re-lease the remaining 54 properties to qualified healthcare operators. See "—Triple-Net Lease Expirations."

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

  •
  In July 2012, we repaid in full, at par, $73.0 million principal amount then outstanding of 8.25% senior notes due 2012 of Nationwide Health Properties, LLC ("NHP LLC") (as successor to Nationwide Health Properties, Inc. ("NHP")), which had an effective interest rate of 1.6%, upon maturity.

  •
  In August 2012, we issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. We used a portion of the proceeds from the offering to prepay in full our $200.0 million unsecured term loan due 2013.

  •
  During the first nine months of 2012, in addition to the transactions described above: we invested approximately $525 million, including the assumption of $136.4 million in debt, in seven seniors housing communities, two skilled nursing facilities and 37 MOBs, including 36 MOBs that we had previously accounted for as investments in unconsolidated entities; and we sold two skilled nursing facilities and one seniors housing community for $28.5 million and recognized an immaterial net gain from the sales of these assets.

  •
  In October 2012, we entered into a new $180.0 million unsecured term loan, initially priced at 120 basis points over LIBOR. The term loan matures in January 2018 and contains the same covenants as our unsecured revolving credit and term loan facilities.

Concentration Risk

        We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our asset types, geographic locations, business models and tenants, operators and managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant or operator, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of September 30, 2012	As of December 31, 2011
Investment mix by asset type(1):
Seniors housing communities	62.6%	66.4%
MOBs	18.6%	13.2%
Skilled nursing facilities	15.2%	16.5%
Hospitals	2.4%	2.6%
Loans receivable, net	1.1%	1.2%
Other properties	0.1%	0.1%
Investment mix by tenant, operator and manager(1):
Atria	17.9%	19.1%
Sunrise	15.3%	14.5%
Brookdale Senior Living	10.8%	12.7%
Kindred	4.6%	5.0%
All other	51.4%	48.7%

(1)
Ratios are based on the gross book value of real estate investments (excluding real estate assets classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations(2)	49.1%	48.8%	49.3%	49.4%
Kindred	10.2%	11.3%	10.6%	15.8%
Brookdale Senior Living	6.5%	7.8%	6.9%	8.6%
All others	34.2%	32.1%	33.2%	26.2%
Adjusted EBITDA(3):
Senior living operations(2)	26.2%	25.5%	25.9%	26.3%
Kindred	16.0%	17.5%	16.4%	24.3%
Brookdale Senior Living	10.5%	12.4%	11.2%	13.4%
All others	47.3%	44.6%	46.5%	36.0%
NOI(4):
Senior living operations(2)	25.7%	25.0%	25.5%	25.6%
Kindred	16.9%	18.3%	17.3%	25.6%
Brookdale Senior Living	10.8%	12.5%	11.2%	13.8%
All others	46.6%	44.2%	46.0%	35.0%
Operations mix by geographic location(5):
California	13.7%	14.4%	13.9%	13.4%
New York	9.6%	9.9%	9.8%	8.1%
Texas	5.9%	6.1%	6.0%	4.4%
Illinois	4.9%	5.3%	5.0%	7.0%
Massachusetts	4.5%	5.0%	4.7%	5.0%
All others	61.4%	59.3%	60.6%	62.1%

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income. Revenues from properties sold or classifed as held for sale as of the reporting date are included in this presentation.

(2)
Amounts attributable to senior living operations for the nine months ended September 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through September 30, 2011. Amounts attributable to senior living operations for the nine months ended September 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through September 30, 2012.

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

(5)
Ratios are based on total revenues for each period presented. Revenues from properties sold or classifed as held for sale as of the reporting date are included in this presentation.

  See "Non-GAAP Financial Measures" included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.

Triple-Net Lease Expirations

        As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the three and nine months ended September 30, 2012, none of our triple-net leases were renewed or expired without renewal that had a material effect on our financial condition or results of operations for those periods.

        The 197 properties we currently lease to Kindred pursuant to our four master lease agreements ("the Kindred Master Leases") are grouped into bundles or renewal groups (each, a "renewal group") containing a varying number of properties. All properties within a single renewal group have the same primary lease term of ten to fifteen years (commencing May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at Kindred's option, provided certain conditions are satisfied. Kindred's renewal option is "all or nothing" with respect to the properties contained in each renewal group.

        The current lease term for ten renewal groups covering a total of 89 properties leased to Kindred pursuant to the Kindred Master Leases will expire on April 30, 2013. Current aggregate annual rent for these 89 properties is $126 million, which we believe approximates market rent. Of these 89 properties, Kindred has irrevocably renewed or entered into a new lease with respect to three renewal groups covering a total of 25 properties and ten long-term acute care hospitals for aggregate annual rent commencing May 1, 2013 of $75 million.

        We are continuing our comprehensive project to re-lease to qualified healthcare operators the remaining 54 skilled nursing facilities leased to Kindred whose current lease term will expire on April 30, 2013 (the "Marketed Assets"), and we have received significant interest from a wide variety of healthcare operators to lease the Marketed Assets in groups of assets. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Marketed Assets until expiration of the lease term, including without limitation payment of all rental amounts. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. Kindred has agreed to transition some or all of the Marketed Assets early at our request.

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

        The current lease term for ten renewal groups covering a total of 108 properties leased to Kindred pursuant to the Kindred Master Leases will expire on April 30, 2015, subject to Kindred's two sequential five-year renewal options for those assets.

Recent Developments Regarding Government Regulation

Medicare Reimbursement: Long-Term Acute Care Hospitals

        On August 31, 2012, the Centers for Medicare & Medicaid Services ("CMS") published its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2013 fiscal year (October 1, 2012 through September 30, 2013). Under the final rule, the LTAC PPS standard federal payment rate will increase by 1.8% in fiscal year 2013, reflecting a 2.6% increase in the market basket index, less both a 0.7% productivity adjustment and a 10 basis point adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the "Affordable Care Act"). After a one-time budget neutrality adjustment that the rule phases in over three years, the LTAC PPS standard federal payment rate in fiscal year 2013 will increase by 0.5%. In addition, under the final rule, the moratorium on new long-term acute care hospitals and beds imposed by the Medicare, Medicaid and SCHIP Extension Act of 2007 (the "Medicare Extension Act"), and subsequently extended by the Affordable Care Act, will expire on December 29, 2012 and the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals will be delayed for another year until December 29, 2013. As a result, CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $92 million, or 1.7%, in fiscal year 2013 due to increases in high-cost and short-stay outlier payments and other changes; however, for discharges during the period from October 1, 2012 until the budget neutrality adjustment takes effect on December 29, 2012, net payments to long-term acute care hospitals will increase by 3.0%. We are currently analyzing the financial implications of the final rule on the operators of our long-term acute care hospitals, and we cannot provide any assurance that this rule or future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a "Material Adverse Effect").

Medicare Reimbursement: Skilled Nursing Facilities

        On July 27, 2012, CMS issued a notice updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2013 fiscal year (October 1, 2012 through September 30, 2013). Pursuant to the notice, the update to the SNF PPS standard federal payment rate contained in CMS's final rule for the 2012 fiscal year includes a 2.5% increase in the market basket index, less a 0.7% productivity adjustment mandated by the Affordable Care Act, resulting in a net 1.8% increase in the SNF PPS standard federal payment rate for fiscal year 2013. However, this update does not take into account the potential impact of sequestration. CMS estimates that net payments to skilled nursing facilities as a result of the update pursuant to the notice will increase by approximately $670 million in fiscal year 2013. We are currently analyzing the financial implications of the notice on the operators of our skilled nursing facilities, and we cannot assure you that this notice or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

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

        We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets' estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on (a) internal analyses of recently acquired and existing comparable properties within our portfolio or (b) real estate tax assessed values in relation to the total value of the asset.

        We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. Construction in progress is not depreciated until the project has reached substantial completion.

        The fair value of acquired lease-related intangibles, if any, reflects (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent, the resulting intangible asset or liability of which we amortize to revenue over the remaining life of the associated lease plus any bargain renewal periods, and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant, which we amortize to amortization expense over the remaining life of the associated lease. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all related unamortized lease intangibles in operations at that time.

        We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property's acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.

        We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant's credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names/trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name/trademark.

        In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All of our assumed capital leases contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the asset's useful life. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, respectively, at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.

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

        We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include the amount of amortization in our share of income or loss from unconsolidated entities. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method.

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

Results of Operations

        As of September 30, 2012, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Our triple-net leased properties segment consists of acquiring and owning seniors housing and healthcare properties in the United States and leasing those properties to healthcare operating companies under "triple-net" or "absolute-net" leases that require the tenants to pay all property-related expenses. Our senior living operations segment consists of investments in seniors housing communities located in the United States and Canada for which we engage independent third parties, such as Atria and Sunrise, to manage the operations. Our MOB operations segment primarily consists of acquiring, owning, developing, leasing and managing MOBs. Information provided for "all other" includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in "all other" consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Three Months Ended September 30, 2012 and 2011

        The table below shows our results of operations for the three months ended September 30, 2012 and 2011 and the effect on our income of changes in those results from period to period.

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$211,206	$204,318	$6,888	3.4%
Senior living operations	100,270	86,938	13,332	15.3
MOB operations	66,617	39,903	26,714	66.9
All other	9,035	10,072	(1,037)	(10.3)

Total segment NOI	387,128	341,231	45,897	13.5
Interest and other income	330	373	(43)	(11.5)
Interest expense	(75,139)	(69,518)	(5,621)	(8.1)
Depreciation and amortization	(189,908)	(156,593)	(33,315)	(21.3)
General, administrative and professional fees	(26,872)	(20,624)	(6,248)	(30.3)
Gain (loss) on extinguishment of debt	1,194	(8,685)	9,879	> 100
Litigation proceeds, net	—	85,327	(85,327)	nm
Merger-related expenses and deal costs	(4,917)	(69,350)	64,433	92.9
Other	(2,508)	(13,882)	11,374	81.9

Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	89,308	88,279	1,029	1.2
Income from unconsolidated entities	17,074	182	16,892	> 100
Income tax benefit	8,886	13,732	(4,846)	(35.3)

Income from continuing operations	115,268	102,193	13,075	12.8
Discontinued operations	(3,447)	(209)	(3,238)	(> 100)

Net income	111,821	101,984	9,837	9.6
Net loss attributable to noncontrolling interest	(61)	(901)	(840)	(93.2)

Net income attributable to common stockholders	$111,882	$102,885	$8,997	8.7%

nm—not meaningful

  Segment NOI—Triple-Net Leased Properties

        NOI for our triple-net leased properties reportable business segment equals the rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.

        The following table summarizes continuing operations in our triple-net leased properties reportable business segment NOI:

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$210,096	$203,209	$6,887	3.4%
Other services revenue	1,110	1,109	1	0.1

Segment NOI	$211,206	$204,318	$6,888	3.4%

        Triple-net leased properties segment NOI increased during the three months ended September 30, 2012 over the prior year primarily due to increases in base rent and other rent under certain of our existing triple-net leases, partially offset by the rescheduling of base rent payments on certain of our triple-net leased properties to future periods.

        In our triple-net leased properties segment, revenues generally do not depend on the underlying operating performance of our properties, but rather consist of fixed rental amounts (subject to annual contractual escalations) received directly from our tenants in accordance with the applicable lease terms. Accordingly, occupancy rates may affect the profitability of our tenants' operations but do not have a direct impact on our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at September 30, 2012 for the second quarter of 2012 (which is the most recent information available to us from our tenants) and average occupancy rates related to the triple-net leased properties we owned at September 30, 2011 for the second quarter of 2011.

	Number of Properties at September 30, 2012(1)	Average Occupancy For the Three Months Ended June 30, 2012(1)	Number of Properties at September 30, 2011(2)	Average Occupancy For the Three Months Ended June 30, 2011(2)
Seniors housing communities	431	84.5%	421	85.3%
Skilled nursing facilities	378	82.0%	376	83.6%
Hospitals	47	57.6%	47	58.1%

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities. Also excludes properties acquired during the three months ended September 30, 2012, thirteen properties classified as held for sale as of September 30, 2012 and eight other facilities for which we do not receive occupancy information.

(2)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities. Also excludes properties acquired during the three months ended September 30, 2011 (with the exception of the properties acquired in July 2011 in connection with our NHP acquisition) and eight other facilities for which we do not receive occupancy information.

        The following table summarizes continuing operations in the reportable business segment NOI for our 852 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from July 1, 2011 through September 30, 2012.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$205,968	$203,167	$2,801	1.4%
Other services revenue	1,110	1,109	1	0.1

Segment NOI	$207,078	$204,276	$2,802	1.4%

        The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases, including the Kindred Master Leases.

  Segment NOI—Senior Living Operations

        The following table summarizes continuing operations in our senior living operations reportable business segment NOI:

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$317,131	$274,294	$42,837	15.6%
Property-level operating expenses	(216,861)	(187,356)	(29,505)	(15.7)

Segment NOI	$100,270	$86,938	$13,332	15.3%

        Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the third quarter of 2012 over the third quarter of 2011 primarily due to the eighteen seniors housing communities we acquired after September 30, 2011 (including the Sunrise-Managed Sixteen Communities), higher average unit occupancy rates and higher average monthly revenue per occupied room.

        Property-level operating expenses related to the segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended September 30, 2012 over the same period in 2011 primarily due to the properties we acquired subsequent to September 30, 2011 described above, higher labor expenses and higher management fees at the 79 Sunrise-managed communities we acquired in 2007 (the "Original Sunrise-Managed Communities"). Under our management agreements with respect to the Original Sunrise-Managed Communities, the management fee paid to Sunrise was temporarily reduced to 3.75% of revenues generated by the applicable properties for 2011, but reverted to its contractual level of 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and subsequent years.

        The following table summarizes continuing operations in our 186 same-store stabilized senior living operations reportable business segment NOI. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$272,618	$259,552	$13,066	5.0%
Property-level operating expenses	(185,609)	(176,198)	(9,411)	(5.3)

Segment NOI	$87,009	$83,354	$3,655	4.4%

        Same-store stabilized senior living operations NOI increased year over year primarily as a result of higher average unit occupancy rates and higher average monthly revenue per occupied room, offset by higher management fees paid with respect to the Original Sunrise-Managed Communities in 2012 due to the reversion back to the contractual rate. Management fee expense for our same-store stabilized communities increased $4.0 million in the third quarter of 2012 over the same period in 2011.

        The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operating properties during the three months ended September 30, 2012 and 2011:

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Stabilized communities	202	190	90.7%	87.9%	$5,451	$5,275
Non-stabilized communities	13	7	85.2%	75.2%	$5,103	$4,742

Total	215	197	90.3%	87.4%	$5,428	$5,258

Same-store stabilized communities	186	186	90.9%	88.1%	$5,386	$5,293

  Segment NOI—MOB Operations

        The following table summarizes continuing operations in our MOB operations reportable business segment NOI:

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$100,814	$58,159	$42,655	73.3%
Medical office building services revenue	3,434	8,162	(4,728)	(57.9)

Total revenues	104,248	66,321	37,927	57.2
Property-level operating expenses	(36,144)	(20,071)	(16,073)	(80.1)
Medical office building services costs	(1,487)	(6,347)	4,860	76.6

Segment NOI	$66,617	$39,903	$26,714	66.9%

        The increases in our MOB operations segment revenues and property-level operating expenses in the third quarter of 2012 over the same period in 2011 are attributed primarily to the MOBs we acquired in connection with the Cogdell acquisition and other MOBs we acquired after September 30, 2011, including the controlling interests in 36 MOBs that we had previously accounted for as investments in unconsolidated entities.

        Medical office building services revenue and costs both decreased year over year primarily due to reduced construction activity during 2012 compared to 2011.

        The following table summarizes continuing operations in our 165 same-store stabilized MOB operations reportable business segment NOI. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from July 1, 2011 through September 30, 2012.

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$52,658	$51,993	$665	1.3%
Property-level operating expenses	(17,547)	(17,648)	101	0.6

Segment NOI	$35,111	$34,345	$766	2.2%

        The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOBs at and for the three months ended September 30, 2012 and 2011:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Three Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Stabilized MOBs	279	165	91.6%	92.2%	$22	$22
Non-stabilized MOBs	13	8	71.8%	73.6%	$30	$29

Total	292	173	90.2%	90.4%	$22	$23

Same-store stabilized MOBs	165	165	91.1%	92.2%	$23	$20

  Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments decreased for the three months ended September 30, 2012 over the same period in 2011 primarily as a result of decreased interest income due to loans receivable repayments we received, including prepayment fees recognized, during the fourth quarter of 2011 and the first nine months of 2012.

  Interest Expense

        The $2.8 million increase in total interest expense, including interest allocated to discontinued operations of $1.4 million and $4.2 million for the three months ended September 30, 2012 and 2011, respectively, is attributed primarily to a $12.5 million increase in interest due to higher loan balances, partially offset by a $9.9 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.9% for the three months ended September 30, 2012, compared to 4.5% for the same period in 2011.

  Depreciation and Amortization

        Depreciation and amortization expense increased during the three months ended September 30, 2012 compared to the same period in 2011 primarily due to the acquisitions of Cogdell and the Sunrise-Managed Sixteen Communities and other properties we acquired subsequent to September 30, 2011.

  General, Administrative and Professional Fees

        General, administrative and professional fees increased year over year due to our continued organizational growth.

  Gain/Loss on Extinguishment of Debt

        The gain on extinguishment of debt for the three months ended September 30, 2012 relates primarily to the early repayment of certain mortgage debt. The loss on extinguishment of debt for the three months ended September 30, 2011 relates solely to our redemption in July 2011 of $200.0 million principal amount of our 6 1/2% senior notes due 2016.

  Litigation Proceeds, Net

        Litigation proceeds, net for the three months ended September 30, 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP, Inc. ("HCP") arising out of our 2007 Sunrise Senior Living REIT ("Sunrise REIT") acquisition, plus certain costs and interest, net of certain expenses and the contribution of $3 million to the Ventas Charitable Foundation. No similar transactions occurred during the three months ended September 30, 2012.

  Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs for the three months ended September 30, 2012 and 2011 consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the Atria Senior Living Group, Inc. (together with its affiliates, "ASLG"), NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the three months ended September 30, 2011 also include expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011. The year-over-year decrease of $64.4 million is due primarily to the significant size of our 2011 acquisitions as well as the conclusion of the HCP litigation in late 2011.

  Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other miscellaneous expenses.

  Income from Unconsolidated Entities

        Income from unconsolidated entities for the three months ended September 30, 2012 and 2011 relates to our interests of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities. In August 2012, we acquired the controlling interests (ranging from 80% to 95%) in 36 MOBs and one other MOB that is being marketed for sale that we had previously accounted for as investments in unconsolidated entities. We recognized a net gain of $16.6 million as a result of the re-measurement of the fair value of our previously held equity interest upon acquisition. For periods ended subsequent to the acquisition date, operations relating to these properties are consolidated in our Consolidated Statements of Income. At September 30, 2012, we had remaining interests of between 5% and 25% in joint ventures with respect to 21 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities.

  Income Tax Benefit

        Income tax benefit for the three months ended September 30, 2012 and 2011 was primarily due to the income tax benefit of ordinary losses related to our TRS entities and the reduction of certain income tax contingency reserves, including interest, related to our 2008 and 2007 U.S. federal income tax returns, respectively.

  Discontinued Operations

        Expenses associated with discontinued operations increased $3.2 million during the three months ended September 30, 2012 compared to the same period in 2011 due primarily to higher depreciation and amortization expenses associated with the assets sold or classified as held for sale. See "Note 5—Dispositions" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for the three months ended September 30, 2012 represents our partners' joint venture interests in 39 MOBs and seniors housing communities. Net loss attributable to noncontrolling interest for the three months ended September 30, 2011 represented our partners' joint venture interests in 29 MOBs and seniors housing communities.

Nine Months Ended September 30, 2012 and 2011

        The table below shows our results of operations for the nine months ended September 30, 2012 and 2011 and the effect on our income of changes in those results from period to period.

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$626,031	$435,089	$190,942	43.9%
Senior living operations	286,871	188,742	98,129	52.0
MOB operations	172,569	74,232	98,337	132.5
All other	25,223	24,548	675	2.7

Total segment NOI	1,110,694	722,611	388,083	53.7
Interest and other income	441	529	(88)	(16.6)
Interest expense	(217,475)	(162,348)	(55,127)	(34.0)
Depreciation and amortization	(538,946)	(286,663)	(252,283)	(88.0)
General, administrative and professional fees	(75,779)	(51,010)	(24,769)	(48.6)
Loss on extinguishment of debt	(38,339)	(25,211)	(13,128)	(52.1)
Litigation proceeds, net	—	85,327	(85,327)	nm
Merger-related expenses and deal costs	(49,566)	(131,606)	82,040	62.3
Other	(5,594)	(5,827)	233	4.0

Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	185,436	145,802	39,634	27.2
Income (loss) from unconsolidated entities	17,905	(71)	17,976	> 100
Income tax benefit	2,727	23,039	(20,312)	(88.2)

Income from continuing operations	206,068	168,770	37,298	22.1
Discontinued operations	69,581	1,994	67,587	> 100

Net income	275,649	170,764	104,885	61.4
Net loss attributable to noncontrolling interest	(884)	(781)	103	13.2

Net income attributable to common stockholders	$276,533	$171,545	$104,988	61.2%

nm—not meaningful

  Segment NOI—Triple-Net Leased Properties

        The following table summarizes continuing operations in our triple-net leased properties reportable business segment NOI:

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$622,702	$433,980	$188,722	43.5%
Other services revenue	3,329	1,109	2,220	> 100

Segment NOI	$626,031	$435,089	$190,942	43.9%

        Triple-net leased properties segment NOI increased during the nine months ended September 30, 2012 over the prior year primarily due to rental income from the properties we acquired in connection with the NHP acquisition and increases in base rent and other rent under certain of our existing triple-net leases, partially offset by the rescheduling of base rent payments on certain of our triple-net leased properties to future periods.

        The following table summarizes continuing operations in the reportable business segment NOI for our 375 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2011 through September 30, 2012.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$355,615	$347,507	$8,108	2.3%
Other services revenue	—	—	—	nm

Segment NOI	$355,615	$347,507	$8,108	2.3%

nm—not meaningful

        The year-over-year increase in same-store triple-net NOI is due to contractual escalations in rent pursuant to the terms of our leases, including the Kindred Master Leases.

  Segment NOI—Senior Living Operations

        The following table summarizes continuing operations in our senior living operations reportable business segment NOI:

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012(1)	2011(2)	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$906,946	$590,103	$316,843	53.7%
Property-level operating expenses	(620,075)	(401,361)	(218,714)	(54.5)

Segment NOI	$286,871	$188,742	$98,129	52.0%

(1)
Amounts attributable to senior living operations for the nine months ended September 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through September 30, 2012.

(2)
Amounts attributable to senior living operations for the nine months ended September 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through September 30, 2011.

        Our senior living operations segment revenues increased year over year primarily due to the properties we acquired in connection with the ASLG acquisition, eighteen seniors housing communities we acquired after September 30, 2011 (including the Sunrise-Managed Sixteen Communities), higher average unit occupancy rates and higher average monthly revenue per occupied room at the Original Sunrise-Managed Communities.

        Property-level operating expenses increased for the nine months ended September 30, 2012 over the same period in 2011 primarily due to the properties we acquired subsequent to September 30, 2011 described above and higher management fees and labor expenses at the Original Sunrise-Managed Communities.

        The following table summarizes continuing operations in our 81 same-store stabilized senior living operations reportable business segment NOI. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$367,249	$348,872	$18,377	5.3%
Property-level operating expenses	(249,175)	(233,027)	(16,148)	(6.9)

Segment NOI	$118,074	$115,845	$2,229	1.9%

        Same-store stabilized senior living operations NOI increased year over year primarily as a result of higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by the increase in management fees with respect to the Original Sunrise-Managed Communities due to the reversion back to the contractual rate in 2012. Management fee expense for our same-store stabilized communities increased $10.0 million in the first nine months of 2012 over the same period in 2011.

        The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operating properties during the nine months ended September 30, 2012 and 2011:

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2012(1)	2011(2)	2012(1)	2011(2)	2012(1)	2011(2)
Stabilized communities	202	190	89.8%	87.5%	$5,409	$5,579
Non-stabilized communities	13	7	81.2%	73.4%	$4,975	$4,517

Total	215	197	89.2%	87.1%	$5,384	$5,550

Same-store stabilized communities	81	81	89.9%	87.4%	$6,869	$6,711

(1)
Information attributable to senior living operations for the nine months ended September 30, 2012 include operations related to the Sunrise-Managed Sixteen Communities only for the period from May 1, 2012 (the date of acquisition) through September 30, 2012.

(2)
Information attributable to senior living operations for the nine months ended September 30, 2011 include operations related to our Atria-managed assets only for the period from May 12, 2011 (the date of acquisition) through September 30, 2011.

  Segment NOI—MOB Operations

        The following table summarizes continuing operations in our MOB operations reportable business segment NOI:

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$253,890	$106,153	$147,737	> 100%
Medical office building services revenue	13,462	24,941	(11,479)	(46.0)

Total revenues	267,352	131,094	136,258	> 100
Property-level operating expenses	(86,469)	(37,025)	(49,444)	(> 100)
Medical office building services costs	(8,314)	(19,837)	11,523	58.1

Segment NOI	$172,569	$74,232	$98,337	> 100%

        The year-over-year increases in MOB operations segment revenues and property-level operating expenses are attributed primarily to the MOBs we acquired in connection with the NHP and Cogdell acquisitions and other MOBs we acquired after September 30, 2011.

        Medical office building services revenue and costs both decreased primarily due to reduced construction activity during 2012 compared to 2011.

        The following table summarizes continuing operations in our 165 same-store stabilized MOB operations reportable business segment NOI. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2011 through September 30, 2012.

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$62,377	$61,825	$552	0.9%
Property-level operating expenses	(21,659)	(21,438)	(221)	(1.0)

Segment NOI	$40,718	$40,387	$331	0.8%

        The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOBs at and for the nine months ended September 30, 2012 and 2011:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2012	2011	2012	2011	2012	2011
Stabilized MOBs	279	165	91.6%	92.2%	$22	$23
Non-stabilized MOBs	13	8	71.8%	73.6%	$30	$29

Total	292	173	90.2%	90.4%	$22	$24

Same-store stabilized MOBs	63	63	92.1%	93.7%	$28	$27

  Segment NOI—All Other

        All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the nine months ended September 30, 2012 over the same period in 2011 primarily due to income on the loans receivable portfolio we acquired in connection with the NHP acquisition, partially offset by decreased interest income related to loans receivable repayments we received, including prepayment fees recognized, during 2011 and the first nine months of 2012, as well as a prepayment premium recognized in connection with a first mortgage loan repayment and income recognized from our senior unsecured term loan to NHP, both of which occurred during the second quarter of 2011.

  Interest Expense

        The $54.4 million increase in total interest expense, including interest allocated to discontinued operations of $7.0 million and $7.7 million for the nine months ended September 30, 2012 and 2011, respectively, is attributed primarily to a $104.1 million increase in interest due to higher loan balances, partially offset by a $52.6 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.0% for the nine months ended September 30, 2012, compared to 5.1% for the same period in 2011.

  Depreciation and Amortization

        Depreciation and amortization expense increased during the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the ASLG, NHP and Cogdell acquisitions and other properties we acquired subsequent to September 30, 2011, including the Sunrise-Managed Sixteen Communities.

  General, Administrative and Professional Fees

        General, administrative and professional fees increased during the nine months ended September 30, 2012 compared to the same period in 2011 due to our continued organizational growth.

  Loss on Extinguishment of Debt

        The loss on extinguishment of debt for the nine months ended September 30, 2012 relates primarily to our redemption in March 2012 of all $200.0 million principal amount then outstanding of our 6 1/2% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6 3/4% senior notes due 2017, partially offset by a gain recognized on the repayment of certain mortgage debt. The loss on extinguishment of debt for the nine months ended September 30, 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011 and our redemption in July 2011 of $200.0 million principal amount of our 6 1/2% senior notes due 2016.

  Litigation Proceeds, Net

        Litigation proceeds, net for the nine months ended September 30, 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP arising out of our 2007 Sunrise REIT acquisition, plus certain costs and interest, net of certain expenses and the contribution of $3 million to the Ventas Charitable Foundation. No similar transactions occurred during the nine months ended September 30, 2012.

  Merger-Related Expenses and Deal Costs

        Merger-related expenses and deal costs for the nine months ended September 30, 2012 and 2011 consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the nine months ended September 30, 2011 also include expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011. The decrease of $82.0 million is due primarily to the significant size of our 2011 acquisitions as well as the conclusion of the HCP litigation in late 2011.

  Other

        Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other miscellaneous expenses.

  Income/Loss from Unconsolidated Entities

        Income from unconsolidated entities for the nine months ended September 30, 2012 relates to our interests of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities. In August 2012, we acquired the controlling interests (ranging from 80% to 95%) in 36 MOBs and one other MOB that is being marketed for sale that we had previously accounted for as investments in unconsolidated entities. We recognized a gain of $16.6 million as a result of the re-measurement of equity interest upon acquisition. Subsequent to the acquisition date, operations relating to these properties are consolidated in our Consolidated Statements of Income. At September 30, 2012, we had remaining interests of between 5% and 25% in joint ventures with respect to 21 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities.

        Loss from unconsolidated entities for the nine months ended September 30, 2011 also relates to our interests of between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and fourteen skilled nursing facilities.

  Income Tax Benefit

        Income tax benefit for the nine months ended September 30, 2012 was due primarily to the income tax benefit of ordinary losses related to our TRS entities, net of the current period valuation allowance. Income tax benefit for the nine months ended September 30, 2011 was due primarily to the income tax benefit of ordinary losses related to our TRS entities and the reduction of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns.

  Discontinued Operations

        Discontinued operations increased $67.6 million during the nine months ended September 30, 2012 compared to the same period in 2011 due primarily to net gains recognized on the sales of 25 assets during 2012. No similar transactions occurred during the nine months ended September 30, 2011. See "Note 5-Dispositions" of the Notes to Consolidated Financial Statements included in Part I of this Quarterly Report on Form 10-Q.

  Net Loss Attributable to Noncontrolling Interest

        Net loss attributable to noncontrolling interest for the nine months ended September 30, 2012 represents our partners' joint venture interests in 39 MOBs and seniors housing communities. Net loss attributable to noncontrolling interest for the nine months ended September 30, 2011 represented our partners' joint venture interests in 29 MOBs and seniors housing communities.

Non-GAAP Financial Measures

        We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we consider most relevant to our business and most useful to investors, as well as reconciliations of these measures to our most directly comparable GAAP financial measures.

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

Funds From Operations and Normalized Funds From Operations

        Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values, instead, have historically risen or fallen with market conditions, many industry investors have considered presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations ("FFO") and normalized FFO appropriate measures of operating performance of an equity REIT. Moreover, we believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. We use the National Association of Real Estate Investment Trusts ("NAREIT") definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property (including gain on re-measurement of equity interest upon acquisition, net) and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) gains and losses on the sales of real property assets; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

        Our FFO and normalized FFO for the three and nine months ended September 30, 2012 and 2011 are summarized in the following table.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income attributable to common stockholders	$111,882	$102,885	$276,533	$171,545
Adjustments:
Real estate depreciation and amortization	188,656	155,969	535,791	284,870
Real estate depreciation related to noncontrolling interest	(2,221)	(1,313)	(6,068)	(1,727)
Real estate depreciation related to unconsolidated entities	1,700	2,247	6,006	4,213
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—	(16,645)	—
Discontinued operations:
Gain on real estate dispositions, net	(357)	—	(79,148)	—
Depreciation on real estate assets	6,714	4,434	24,081	6,878

FFO	289,729	264,222	740,550	465,779
Adjustments:
Merger-related expenses and deal costs	4,917	69,350	49,566	131,606
Amortization of other intangibles	256	256	767	767
(Gain) loss on extinguishment of debt	(1,194)	8,685	38,339	25,211
Income tax benefit	(8,870)	(13,904)	(2,731)	(23,310)
Litigation proceeds, net	—	(85,327)	—	(85,327)
Change in fair value of financial instruments	58	11,785	151	2,898

Normalized FFO	$284,896	$255,067	$826,642	$517,624

Adjusted EBITDA

        We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, gains or losses on real estate activity, and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$111,821	$101,984	$275,649	$170,764
Adjustments:
Interest (including amounts in discontinued operations)	76,510	73,756	224,425	170,046
Taxes (including amounts in general, administrative and professional fees) (including amounts in discontinued operations)	(7,864)	(13,116)	138	(21,937)
Depreciation and amortization (including amounts in discontinued operations)	196,622	161,027	563,027	293,541
Non-cash stock-based compensation expense	5,443	5,228	16,529	13,596
(Gain) loss on extinguishment of debt	(1,194)	8,685	38,339	25,211
Litigation proceeds, net	—	(85,327)	—	(85,327)
Merger-related expenses and deal costs	4,917	69,350	49,566	131,606
Gain on real estate dispositions, net	(357)	—	(79,148)	—
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—	(16,645)	—
Changes in fair value of financial instruments	58	11,785	151	2,898

Adjusted EBITDA	$369,311	$333,372	$1,072,031	$700,398

NOI

        We consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). The following is a reconciliation of NOI to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2012 and 2011:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2012	2011	2012	2011
	(In thousands)
Net income	$111,821	$101,984	$275,649	$170,764
Adjustments:
Interest and other income (including amounts in discontinued operations)	(1,457)	(373)	(6,393)	(529)
Interest (including amounts in discontinued operations)	76,510	73,756	224,425	170,046
Depreciation and amortization (including amounts in discontinued operations)	196,622	161,027	563,027	293,541
General, administrative and professional fees (including amounts in discontinued operations)	26,877	20,624	75,790	51,010
(Gain) loss on extinguishment of debt	(1,194)	8,685	38,339	25,211
Litigation proceeds, net	—	(85,327)	—	(85,327)
Merger-related expenses and deal costs	4,917	69,350	49,566	131,606
Other (including amounts in discontinued operations)	2,508	14,436	6,824	6,664
(Income) loss from unconsolidated entities	(17,074)	(182)	(17,905)	71
Income tax benefit (including amounts in discontinued operations)	(8,870)	(13,904)	(2,731)	(23,310)
Gain on real estate dispositions, net	(357)	—	(79,148)	—

NOI (including amounts in discontinued operations)	390,303	350,076	1,127,443	739,747
Less:
Discontinued operations	(3,175)	(8,845)	(16,749)	(17,136)

NOI (excluding amounts in discontinued operations)	$387,128	$341,231	$1,110,694	$722,611

Liquidity and Capital Resources

        As of September 30, 2012, we had a total of $58.5 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2012, we also had escrow deposits and restricted cash of $76.9 million and $1.29 billion of unused borrowing capacity available under our unsecured revolving credit facility.

        During the nine months ended September 30, 2012, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured revolving credit facility, proceeds from issuances of debt and equity securities, proceeds from repayments of our loans receivable, proceeds from sales of assets and cash on hand.

        For the remainder of 2012 and 2013, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures primarily for our senior living and MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of assets, loan repayments and borrowings under our unsecured revolving credit facility. However, if any of these sources of capital is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional funding from debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or the issuance of secured or unsecured long-term debt or other securities.

Unsecured Revolving Credit Facility and Term Loans

        We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent's prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At September 30, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

        In August 2012, we prepaid in full our $200.0 million unsecured term loan due 2013.

        In October 2012, we entered into a new $180.0 million unsecured term loan, initially priced at 120 basis points over LIBOR. The term loan matures in January 2018 and contains the same covenants as our unsecured revolving credit and term loan facilities.

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

        In March 2012, we redeemed all $200.0 million principal amount then outstanding of our 6 1/2% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the call option contained in the indenture governing the notes. As a result, we paid a total of $206.5 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $29.7 million during the first quarter of 2012.

        In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

        In May 2012, we repaid in full, at par, $82.4 million principal amount then outstanding of our 9% senior notes due 2012 upon maturity.

        Also in May 2012, we redeemed all $225.0 million principal amount then outstanding of our 6 3/4% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result, we paid a total of $232.6 million, plus accrued and unpaid interest, on the redemption date and recognized a loss on extinguishment of debt of $10.0 million during the second quarter of 2012.

        In July 2012, we repaid in full, at par, $73.0 million principal amount then outstanding of the 8.25% senior notes due 2012 of NHP LLC, which had an effective interest rate of 1.6%, upon maturity.

        In August 2012, we issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses.

Cash Flows

        The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2012 and 2011:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2012	2011	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$45,807	$21,812	$23,995	> 100%
Net cash provided by operating activities	709,319	443,901	265,418	59.8
Net cash used in investing activities	(1,213,906)	(842,924)	(370,982)	(44.0)
Net cash provided by financing activities	517,252	434,790	82,462	19.0
Effect of foreign currency translation on cash and cash equivalents	58	(97)	155	> 100

Cash and cash equivalents at end of period	$58,530	$57,482	$1,048	1.8%

  Cash Flows from Operating Activities

        Cash flows from operating activities increased during the nine months ended September 30, 2012 over the same period in 2011 primarily due to the ASLG, NHP, Cogdell and Sunrise-Managed Sixteen Communities acquisitions, higher NOI from each of our three reportable business segments for the reasons previously specified and lower merger-related expenses and deal costs. These increases were partially offset by higher general, administrative and professional fees due to our continued organizational growth, higher management fees at the 79 Original Sunrise-Managed Communities and higher interest expense due to larger debt balances, offset by lower weighted average interest rates.

  Cash Flows from Investing Activities

        Cash used in investing activities (which excludes disbursements of $134.0 million from an Internal Revenue Code Section 1031 exchange escrow account for 2012 acquisitions) during the nine months ended September 30, 2012 and 2011 consisted primarily of the purchase of noncontrolling interest ($3.9 million and $3.3 million in 2012 and 2011, respectively), net investment in real estate property ($1.2 billion and $344.7 million in 2012 and 2011, respectively), investments in loans receivable ($30.5 million and $619.9 million in 2012 and 2011, respectively), development project expenditures ($90.1 million and $23.2 million in 2012 and 2011, respectively) and capital expenditures ($42.3 million and $28.7 million in 2012 and 2011, respectively). These uses were offset by proceeds from real estate dispositions that were not deposited into an Internal Revenue Code Section 1031 exchange escrow account ($75.1 million and $15.0 million in 2012 and 2011, respectively), proceeds from loans receivable ($34.8 million and $138.9 million in 2012 and 2011, respectively) and proceeds from the sale of marketable securities ($23.1 million in 2011). We deposited a majority of the proceeds from our real estate dispositions during the nine months ended September 30, 2012 in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and, as of September 30, 2012, we had used approximately $134.0 million of the deposited proceeds for our MOB and seniors housing community acquisitions. As of September 30, 2012, there were no proceeds remaining in the exchange escrow account.

  Cash Flows from Financing Activities

        Cash provided by financing activities during the nine months ended September 30, 2012 and 2011 consisted primarily of net proceeds from the issuance of debt ($1.6 billion and $957.8 million in 2012 and 2011, respectively), net proceeds from the issuance of common stock ($342.5 million and $299.9 million in 2012 and 2011, respectively) and net borrowings under our unsecured revolving credit facilities ($248.9 million and $434.0 million in 2012 and 2011, respectively), partially offset by debt repayments ($1.1 billion and $895.0 million in 2012 and 2011, respectively) and cash dividend payments to common stockholders ($545.2 million and $354.9 million in 2012 and 2011, respectively).

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

        We are party to certain agreements that obligate us to develop healthcare real estate properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of September 30, 2012, three seniors housing communities, one MOB and one hospital were in various stages of development pursuant to these agreements. Through September 30, 2012, we have funded $54.1 million of our estimated total commitment over the projected development period ($100.0 million to $120.0 million) toward these projects.

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

        To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points ("BPS") in interest rates as of September 30, 2012 and December 31, 2011:

	As of September 30, 2012	As of December 31, 2011
	(In thousands)
Gross book value	$5,646,638	$4,984,743
Fair value(1)	5,753,703	5,439,222
Fair value reflecting change in interest rates(1):
-100 BPS	5,916,016	5,401,585
+100 BPS	5,466,781	4,963,413

(1)
The change in fair value of our fixed rate debt was due primarily to the overall change in interest rates and a net increase in the aggregate principal amount of our outstanding senior notes.

        The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of September 30, 2012	As of December 31, 2011	As of September 30, 2011
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$3,154,643	$2,460,026	$2,690,026
Mortgage loans and other(1)	2,491,995	2,357,268	2,246,315
Variable rate:
Unsecured revolving credit facilities	704,770	455,578	474,000
Unsecured term loan facility	506,509	501,875	250,000
Mortgage loans and other(1)	406,188	405,696	405,515

Total	$7,264,105	$6,180,443	$6,065,856

Percent of total debt:
Fixed rate:
Senior notes and other	43.4%	39.8%	44.4%
Mortgage loans and other(1)	34.3%	38.1%	37.0%
Variable rate:
Unsecured revolving credit facilities	9.7%	7.4%	7.8%
Unsecured term loan facility	7.0%	8.1%	4.1%
Mortgage loans and other(1)	5.6%	6.6%	6.7%

Total	100.0%	100.0%	100.0%

Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	4.4%	5.3%	5.2%
Mortgage loans and other(1)	6.1%	6.1%	6.1%
Variable rate:
Unsecured revolving credit facilities	1.3%	1.4%	3.0%
Unsecured term loan facility	1.7%	1.8%	1.8%
Mortgage loans and other(1)	1.9%	2.0%	2.1%
Total	4.4%	4.8%	5.0%

(1)
Excludes debt related to real estate assets classified as held for sale as of September 30, 2012 and December 31, 2011, respectively. The total mortgage debt for these properties as of September 30, 2012 and December 31, 2011 was $23.4 million and $14.6 million, respectively. No assets were classified as held for sale as of September 30, 2011.

        The variable rate debt in the table above reflects, in part, the effect of $167.3 million notional amount of interest rate swaps with a maturity of February 1, 2013 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $62.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019 that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt from December 31, 2011 is primarily attributable to net borrowings under our unsecured revolving credit facility during the first nine months of 2012. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2012, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt, and assuming no change in our variable rate debt outstanding as of September 30, 2012, interest expense for 2012 would increase by approximately $15.9 million, or $0.05 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

        As of September 30, 2012 and December 31, 2011, our joint venture and/or operating partners' share of total debt was $168.0 million and $103.1 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $92.5 million and $131.5 million as of September 30, 2012 and December 31, 2011, respectively. The decrease in debt related to investments in unconsolidated entities is the result of our third quarter 2012 acquisition of the controlling interests in 36 MOBs.

        We earn interest from investments in marketable debt securities on a fixed rate basis. We record these investments as available-for-sale at fair value, with unrealized gains and losses recorded as a component of other comprehensive income. Interest rate fluctuations and market conditions will cause the fair value of these investments to change. As of September 30, 2012 and December 31, 2011, the aggregate fair value of our marketable debt securities held at September 30, 2012, which had an aggregate original cost of $37.8 million, was $43.0 million and $43.3 million, respectively.

        As of September 30, 2012 and December 31, 2011, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $285.2 million and $281.5 million, respectively.

        We are subject to fluctuations in U.S. and Canadian exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar impact the amount of net income we earn from our twelve seniors housing communities in Canada. Based solely on our results for the nine months ended September 30, 2012, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the nine-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot provide any assurance that any such fluctuations will not have a Material Adverse Effect on us.

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

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

        As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2012, at the reasonable assurance level.

Internal Control Over Financial Reporting

        During the third quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        The table below summarizes repurchases of our common stock made during the three months ended September 30, 2012:

	Number of Shares Repurchased(1)	Average Price Per Share
July 1 through July 31	45,708	$63.39
August 1 through August 31	211	$63.96
September 1 through September 30	—	$—

(1)
Repurchases represent shares withheld to pay (a) taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan or under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP or (b) the exercise price of options granted to employees under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of exercise, as the case may be.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Filed herewith.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: October 26, 2012

VENTAS, INC.
By:	/s/ DEBRA A. CAFARO Debra A. Cafaro Chairman and Chief Executive Officer
By:	/s/ RICHARD A. SCHWEINHART Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Filed herewith.
12.1	Statement Regarding Computation of Ratio of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.