Form 10-K
period 2012-12-31
VENTAS INC
filed 2013-02-19
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as reported on the New York Stock Exchange as of June 29, 2012, was $18.1 billion. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 12, 2013, 291,943,762 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 16, 2013 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

CAUTIONARY STATEMENTS
Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Annual Report on Form 10-K refer to Ventas, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’, operators’, borrowers’ or managers’ expected future financial condition, results of operations, cash flows, funds from operations, dividends and dividend plans, financing opportunities and plans, capital markets transactions, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, dispositions, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations, and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.
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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2012 and for the year ending December 31, 2013;

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

•
Year-over-year changes in the Consumer Price Index (“CPI”) and the effect of those changes on the rent escalators contained in our leases, including the rent escalators for two of our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;

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

•
Merger and acquisition activity in the healthcare and seniors housing industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers; and

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers.
Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.
Kindred, Brookdale Senior Living, Atria and Sunrise Information
Each of Kindred and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Kindred or Brookdale Senior Living, as the case may be, or other publicly available information or was provided to us by Kindred or Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
Neither Atria Senior Living, Inc. (“Atria”) nor Sunrise Senior Living, LLC (formerly Sunrise Senior Living, Inc. and, together with its subsidiaries, “Sunrise”) is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy.

ii

iii

PART I
ITEM 1.    Business
BUSINESS
Overview
Ventas, Inc., an S&P 500 company, is a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2012, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, MOBs, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. Our company was incorporated under the laws of Kentucky in 1983, commenced operations in 1985, reorganized as a Delaware corporation in 1987 and is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2012, we leased 898 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 223 of our seniors housing communities pursuant to long-term management agreements.
In addition, through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. From time to time, we also make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. See our Consolidated Financial Statements and the related notes, including “Note 2—Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Strategy
Our principal objective is to enhance shareholder value by delivering superior, reliable returns. To achieve this objective, we pursue a business strategy of: (1) generating consistent, reliable and growing cash flows; (2) maintaining a balanced, well-diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Generating Consistent, Reliable and Growing Cash Flows
Consistent, reliable and growing cash flows from our seniors housing and healthcare assets enable us to pay regular cash dividends to stockholders and create opportunities to increase shareholder value through profitable investments. Our ability to generate consistent, reliable and growing cash flows is driven by the combination of steady contractual growth from long-term triple-net leases with our tenants, greater growth potential from our seniors housing operating assets that are subject to management agreements and stable cash flows from our MOBs.
Maintaining a Balanced, Well-Diversified Portfolio
We believe that maintaining a balanced portfolio of high-quality assets diversified across many key attributes – geographic location, asset type, tenant/manager mix, revenue source and operating model – diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also reduces our exposure to any individual tenant or manager and makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.
Preserving Our Financial Strength, Flexibility and Liquidity
A strong, flexible balance sheet and excellent liquidity position us favorably to capitalize on strategic growth opportunities in the seniors housing and healthcare industries through acquisitions, investments and development projects. We strive to maintain our financial strength and invest profitably by actively managing our leverage, continuing to lower our cost of capital and preserving our access to multiple sources of liquidity, including unsecured bank debt, mortgage financings and the public debt and equity markets.

2012 Highlights
During the year ended December 31, 2012:

•	We completed $2.7 billion of gross investments, including the acquisitions of:

•
Cogdell Spencer Inc. (“Cogdell”), with its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, for an investment of approximately $760 million, including debt;

•	16 seniors housing communities managed by Sunrise (the “Sunrise-Managed 16 Communities”) for approximately $362 million;

•
100% of various private investment funds (the “Funds”) previously managed by Lazard Frères Real Estate Investors LLC or its affiliates (“LFREI”), which Funds own a 34% interest in Atria and 3.7 million shares of our common stock; and

•	Controlling interests in 36 MOBs that that we previously accounted for as investments in unconsolidated entities;

•
We sold 43 properties and received final repayment on loans receivable and marketable debt securities for aggregate proceeds of approximately $422 million, including certain fees, and recognized a net gain of $81.0 million from the dispositions;

•
We paid an annual cash dividend on our common stock of $2.48 per share, which represents an 8% increase over the prior year and was paid to stockholders in equal quarterly installments of $0.62 per share;

•
We issued and sold $2.4 billion aggregate principal amount of senior notes and entered into a new $180.0 million term loan, collectively having a weighted average stated interest rate of 3.2% and a weighted average maturity at the time of issuance of 7.7 years;

•	We completed a public offering and sale of 5,980,000 shares of our common stock for aggregate proceeds of $342.5 million;

•
Of the 89 properties leased to Kindred whose current lease term expires on April 30, 2013, Kindred renewed or entered into a new lease with respect to a total of 35 properties, and we entered into new leases or sale contracts for the remaining 54 properties, the majority of which remain subject to operating transitions and regulatory approvals; and

•
We redeemed or repaid $780.4 million aggregate principal amount of outstanding unsecured debt, including our 9% senior notes due 2012, 8.25% senior notes due 2012, 6¾% senior notes due 2017, 6½% senior notes due 2016, and unsecured term loan due 2013, and $344.2 million of mortgage debt.

Portfolio Summary
The following table summarizes our portfolio of properties and other investments, excluding investments in unconsolidated entities and properties classified as held for sale, as of and for the year ended December 31, 2012:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties(1)	# of Units/Beds/ Sq. Ft. (2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue (3)	Percent of Total Revenues	Number of States/ Provinces(4)
	(Dollars in thousands)
Properties
Seniors housing communities	659	56,445	$12,531,820	61.2%	$222.0	$1,601,501	64.5%	45
Skilled nursing and other facilities	381	43,711	3,033,679	14.8	69.4	346,480	13.9	41
Hospitals	47	3,878	473,737	2.3	122.2	112,720	4.5	17
MOBs (5)	300	16,107,008	3,801,780	18.6	0.2	383,579	15.4	29
Total properties	1,387		19,841,016	96.9%		2,444,280	98.3%	49
Other Investments and Income
Loans and investments			635,002	3.1		39,913	1.6
Other						1,106	0.1
Total			$20,476,018	100.0%		$2,485,299	100.0%

nm—not meaningful.

(1)
Excludes 20 seniors housing communities, 14 skilled nursing facilities and 21 MOBs included in investments in unconsolidated entities. Also, excludes six seniors housing communities, nine skilled nursing facilities and four MOBs classified as held for sale as of December 31, 2012.

(2)	Seniors housing communities are measured in units; skilled nursing facilities, hospitals and personal care facilities are measured by bed count; and MOBs are measured by square footage.

(3)	Revenues relate to the actual period of ownership and do not necessarily reflect a full year.

(4)
As of December 31, 2012, our consolidated properties were located in 46 states, the District of Columbia and two Canadian provinces and, excluding MOBs, were operated or managed by 95 different third-party healthcare operating companies, including the following publicly traded companies: Kindred (196 properties); Brookdale (148 properties); Emeritus Corporation (17 properties) and Capital Senior Living, Inc. (12 properties).

(5)
As of December 31, 2012, 30 of our consolidated MOBs were leased pursuant to triple-net leases, Lillibridge or PMBRES managed 193 of our consolidated MOBs and 77 of our consolidated MOBs were managed by 14 different third-party managers. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 82 MOBs as of December 31, 2012.

Seniors Housing and Healthcare Properties
As of December 31, 2012, we owned 1,442 seniors housing and healthcare properties, including investments in unconsolidated entities, but excluding properties classified as held for sale, as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	648	11	20	679
Skilled nursing and other facilities	372	9	14	395
Hospitals	46	1	—	47
MOBs	272	28	21	321
Total	1,338	49	55	1,442

Seniors Housing Communities
Our seniors housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one bedroom and two bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities. Charges for room, board and services are generally paid from private sources.
Skilled Nursing and Other Facilities
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
Hospitals
Substantially all of our hospitals are operated as long-term acute care hospitals, which have a Medicare average length of stay greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our long-term acute care hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two hospitals focused on providing children’s care and five rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.
Medical Office Buildings
Our MOBs are typically multi-tenant properties leased to several different unrelated medical practices, although they can be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. While MOBs are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2012, we owned or managed for third parties more than 21 million square feet of MOBs, a significant majority of which are “on campus,” defined as being located on or near an acute care hospital campus.
Geographic Diversification of Properties
Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States and Canada, with properties in one state (California) accounting for more than 10% of our total revenues for the year ended December 31, 2012.

The following table shows our rental income and resident fees and services derived by geographic location for the year ended December 31, 2012:

	Rental Income and Resident Fees and Services (1)	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$348,418	14.0%
New York	246,082	9.9
Texas	149,801	6.0
Illinois	123,789	5.0
Massachusetts	115,273	4.6
Florida	102,249	4.1
Pennsylvania	95,987	3.9
New Jersey	78,923	3.2
Connecticut	74,723	3.0
Arizona	73,888	3.0
Other (36 states and the District of Columbia)	918,462	36.9
Total U.S	2,327,595	93.6%
Canada (two Canadian provinces)	95,944	3.9
Total	$2,423,539	97.5%	(2)

(1)Revenues relate to the actual period of ownership and do not necessarily reflect a full year.

(2)
The remainder of our total revenues is medical office building and other services revenue, income from loans and investments and interest and other income. This presentation excludes revenues from properties sold during 2012 or classified as held for sale as of December 31, 2012.

See “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the geographic diversification of our portfolio.
Certificates of Need
Our skilled nursing facilities and hospitals are generally subject to federal, state and local licensure statutes and statutes that may require regulatory approval, in the form of a certificate of need (“CON”) issued by a governmental agency with jurisdiction over healthcare facilities, prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major equipment or introduction of new services. CON requirements, which are not uniform throughout the United States, may restrict our or our operators’ ability to expand our properties in certain circumstances.
The following table shows the percentage of our rental income for the year ended December 31, 2012 derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	68.3%	41.8%	61.8%
States without CON requirements	31.7	58.2	38.2
Total	100.0%	100.0%	100.0%
Secured and Unsecured Loans and Other Investments
Loans Receivable
Our real estate loans provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens, leasehold mortgages and corporate or personal guarantees. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related real estate. As of December 31, 2012, we had $697.1 million of net loans receivable relating to seniors housing and healthcare operators or properties. See “Note 6—Loans Receivable” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Development and Redevelopment Projects
We are party to certain agreements that obligate us to develop healthcare properties, the construction of which is funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2012, we had three new properties under development pursuant to these agreements. In addition, from time to time, we engage in redevelopment projects with respect to our seniors housing operating communities to maximize the value, increase net operating income (“NOI”), maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Segment Information
We evaluate our business and make resource allocations among three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. For further information regarding our business segments, see “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Significant Tenants, Operators and Managers
The following table provides information regarding our tenant/manager concentration as of and for the year ended December 31, 2012:

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues (2)	Percent of NOI (2)
Senior living operations	223	32.6%	49.6%	25.7%
Kindred	196	4.4	10.5	17.4
Brookdale Senior Living (3)	148	10.4	6.4	10.5

(1)	Based on gross book value (excluding amounts held for sale as of December 31, 2012).

(2)
Amounts relate to the actual period of ownership and do not necessarily reflect a full year. Excludes amounts in discontinued operations. NOI is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs.

(3)	Excludes six properties included in investments in unconsolidated entities.
Triple-Net Leased Properties
Each of our master lease agreements with Kindred (the “Kindred Master Leases”) and our leases with Brookdale Senior Living is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases have guaranty and cross-default provisions tied to other leases with the same tenant, as well as bundled lease renewals (as described in more detail below).
Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations or liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all. See “Risks Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Kindred Master Leases
As of December 31, 2012, we leased 196 properties to Kindred pursuant to four original Kindred Master Leases, with the properties grouped into bundles or renewal groups (each, a “renewal group”) containing a varying number of properties. Each renewal group is diversified by geography and contains at least one long-term acute care hospital. Under the four original Kindred Master Leases, the properties within a single renewal group have the same primary lease term of ten to 15 years (which commenced May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group.
The lease terms for ten renewal groups under the four original Kindred Master Leases covering a total of 89 properties have an April 30, 2013 expiration date. We have entered into lease renewals, new leases or sale contracts for all 89 properties whose lease term expires on April 30, 2013. We expect 2013 cash revenue and NOI from these 89 properties (including the yield on reinvested sale proceeds from the five properties for sale) to be $125 million, compared to 2012 rent for all 89 properties of $125 million.
Of these 89 properties, Kindred will remain the tenant in 35 properties for estimated aggregate annual base rent commencing on May 1, 2013 of $76.1 million, including escalations. Specifically, Kindred irrevocably renewed for a five-year term three renewal groups covering a total of 25 properties, and we entered into a fifth Kindred Master Lease with respect to ten long-term acute care hospitals. The new Kindred Master Lease has an initial term expiring on April 30, 2023 and is subject to three successive five-year, “all or nothing” renewal options at Kindred’s option.
With respect to the remaining 54 skilled nursing facilities whose lease term expires on April 30, 2013 (the “Marketed Assets”), 49 Marketed Assets have been leased pursuant to new long-term triple-net leases (the “New Leases”) with seven qualified healthcare operators (the “New Tenants”), and we have entered into definitive agreements to sell five Marketed Assets. The New Leases have an average weighted initial lease term of over 11 years.
Six of the Marketed Assets transitioned to New Tenants on February 1, 2013. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Marketed Assets until expiration of the current lease term, including without limitation, payment of all rental amounts. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Although leases and sale contracts have been executed and we expect the remaining transitions and sales to be completed or occur in the first half of 2013, these transitions and sales remain subject to customary closing conditions, including licensure and regulatory approval. Accordingly, we cannot assure you as to whether or when the transitions or sales of the remaining Marketed Assets will be completed, if at all, or upon what terms. Our ability to transition or sell the Marketed Assets could be significantly delayed or limited by state licensing, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, if any transition or sale has not occurred by May 1, 2013, Kindred has certain obligations to continue operating the properties on modified terms for a limited period, but we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses or general operating expenses) related to the applicable properties after May 1, 2013.
The current lease term for ten renewal groups covering another 108 properties leased to Kindred pursuant to the four original Kindred Master Leases will expire on April 30, 2015 (the “2015 Assets”), subject to two successive five-year renewal options for those properties exercisable by Kindred. Kindred has from November 1, 2013 until April 30, 2014 to provide us with renewal notices with respect to those properties. Therefore, as to any renewal group for which we do not receive a renewal notice, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. Regardless of whether Kindred renews any of the renewal groups, Kindred is obligated to continue to perform all of its obligations under the applicable Kindred Master Lease with respect to the 2015 Assets, including the payment of full rent, through April 30, 2015.
All ten renewal groups whose current lease term expires on April 30, 2015 will be, upon renewal, in the second five-year renewal period and, therefore, we have a unilateral bundle-by-bundle option to initiate a fair market rental reset process on any renewal group for which Kindred delivers a renewal notice. If we elect to initiate the fair market rental reset process for any renewal group, the renewal rent will be the higher of contract rent and fair market rent determined by an appraisal process set forth in the applicable Kindred Master Lease. In certain cases following our initiation of a fair market rental reset process with respect to a renewal group, Kindred may have the right to revoke its renewal of that particular renewal group.
We cannot assure you that Kindred will elect to renew any or all of the renewal groups for the 2015 Assets or that we will be able to reposition any or all non-renewed assets on a timely basis or on the same or better economic terms, if at all. In addition, the determination of market rent, whether on re-leasing or under the reset process, is dependent on and may be influenced by a variety of factors and is highly speculative, and we cannot assure you as to what the market rent may be for any of the 2015 Assets. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
The aggregate annual rent we receive under each Kindred Master Lease is referred to as “base rent.” Base rent escalates on May 1 of each year at a specified rate over the prior period base rent, with base rent escalation under the four original Kindred Master Leases contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator under three Kindred Master Leases is 2.7%, and the annual rent escalator under the other two Kindred Master Leases is based on year-over-year changes in CPI, subject to floors and caps.
Assuming that all of the Marketed Assets are sold or transitioned on or prior to May 1, 2013 and assuming the applicable facility revenue parameters are met, and regardless of whether Kindred provides renewal notices with respect to any or all of the 2015 Assets, we currently expect that approximately $216 million of aggregate base rent will be due under the five Kindred Master Leases for the period from May 1, 2013 through April 30, 2014. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Brookdale Senior Living Leases
Our leases with Brookdale Senior Living have an average term of 15 years (commencing as early as 1995) and are subject to two or more successive five- or ten-year renewal terms at Brookdale Senior Living’s option, provided certain conditions are satisfied.
Under the terms of our leases, Brookdale Senior Living is obligated to pay base rent, which escalates annually by an amount equal to the lesser of (i) four times the percentage increase in CPI during the immediately preceding year or (ii) either 2.5% or 3%, depending on the lease, or, in the case of our remaining “Grand Court” property, the greater of (i) 2% or (ii) 75% of the increase in CPI during the immediately preceding year. For 2013, the current aggregate contractual cash base rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, is approximately $154.3 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, is approximately $153.9 million (in each case, excluding properties included in investments in unconsolidated entities and properties held for sale as of December 31, 2012). See “Note 3—Concentration of Credit Risk” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
During 2012, we sold 18 properties to Brookdale Senior Living for aggregate consideration of $167.6 million, including lease termination fees.
Senior Living Operations
As of December 31, 2012, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 220 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements. Substantially all of our management agreements with Atria have initial terms expiring December 31, 2027, with successive automatic ten-year renewal periods. The management fees we pay to Atria under the Atria management agreements are equal to 5% of revenues generated by the applicable properties, plus, in most cases, an incentive management fee of up to an additional 1% of revenues based on the achievement of specified performance targets. Our management agreements with Sunrise have terms ranging from 25 to 30 years, commencing as early as 2004 and as recently as 2012. The management fees we pay to Sunrise under the Sunrise management agreements range from 5% to 7% of revenues generated by the applicable properties. For the year ended December 31, 2012, the management fees (including incentive fees) we paid pursuant to our Sunrise management agreements were equal to 6.4% of revenues generated by the applicable properties. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements that may relate to all properties or a specific property or group of properties as provided therein, Atria’s or Sunrise’s inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Item 1A of this Annual Report on Form 10-K.
In December 2012, we acquired 100% of the Funds previously managed by LFREI. The acquired Funds own (a) a 34% interest in Atria and (b) 3.7 million shares of Ventas common stock. In conjunction with this acquisition, we also extinguished our obligation related to the “earnout,” a contingent performance-based payment arising out of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), which was previously reflected on our Consolidated Balance Sheets as a liability, for an additional $44 million. This amount represented the discounted net present value of the potential future payment of approximately $63 million. Additionally, in connection with this transaction, we obtained certain rights and minority protections regarding material transactions affecting Atria, as well as the right to appoint two directors to the Atria Board of Directors.
In August 2012, Sunrise announced that it had agreed to be acquired by Health Care REIT, Inc. (“Health Care REIT”). In connection with this announcement, Sunrise effected an internal reorganization to separate its subsidiaries that operate and manage seniors housing communities (collectively, the “Sunrise management business”) from its real estate assets and its equity interests in subsidiaries and joint ventures that hold real estate assets (collectively, the “Sunrise real estate”). In January 2013, the Sunrise management business was sold to a partnership comprised of three private equity firms and Health Care REIT, and the Sunrise real estate was acquired by Health Care REIT.
Competition
We generally compete for the acquisition, leasing and financing of seniors housing and healthcare properties with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including without limitation developers, banks, insurance companies, pension funds, government sponsored entities and private equity firms. Some of our competitors may have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our objectives, and our ability to compete is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable acquisition or investment terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our pursuit of investments in, and acquisitions or development of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations” included in Item 1A of this Annual Report on Form 10-K and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The tenants and managers that operate our properties compete on a local and regional basis with healthcare operating companies that provide comparable services. The operators and managers of our seniors housing communities, skilled nursing facilities and hospitals compete to attract and retain residents and patients based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. The managers of our MOBs compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2012, we had 439 employees, none of whom is subject to a collective bargaining agreement and 304 of whom are employed in our MOB operations reportable business segment.
Insurance
We maintain or require in our lease, management and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. We believe that the amount and scope of insurance coverage provided by our policies and the policies maintained by our tenants, operators and managers are customary for similarly situated companies in our industry. Although we believe that our tenants, operators and managers are in compliance with their respective insurance requirements, we cannot assure you that they will maintain the required insurance coverages, and the failure by any of them to do so could have a Material Adverse Effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our lease, management and other agreements, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.
We maintain property and casualty insurance for our senior living operations, and we maintain general and professional liability insurance for our seniors housing communities and related operations managed by Atria. The general and professional liability insurance for our seniors housing communities and related operations managed by Sunrise is currently maintained by Sunrise in accordance with the terms of our management agreements. Under our management agreements with Sunrise, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
As part of our MOB development business, we provide engineering, construction and architectural services, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.
In an effort to reduce and manage costs and for various other reasons, many companies in the healthcare industry, including some of our tenants, operators and managers, utilize different organizational and corporate structures coupled with self-insurance trusts or programs (commonly referred to as “captives”) that may provide them with less insurance coverage. As a result, those companies who self-insure could incur large funded and unfunded professional liability expenses, which could have a material adverse effect on their liquidity, financial condition and results of operations. The implementation of a trust or captive by any of our tenants, operators or managers could adversely affect such person’s ability to satisfy its obligations under, or otherwise comply with the terms of, its respective lease, management and other agreements with us, which could have a Material Adverse Effect on us. Likewise, if we decide to implement a captive self-insurance program, any large funded and unfunded professional liability expenses that we incur could have a Material Adverse Effect on us.
Additional Information
We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.
We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Code of Ethics and Business Conduct and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

GOVERNMENTAL REGULATION
Healthcare Regulation
Overview
For the year ended December 31, 2012, approximately 20% of our total revenues and 30% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to skilled nursing and other facilities and hospitals where our tenants (not our company) receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are not a participant in these programs relating to our skilled nursing and other facilities and hospitals operated by tenants under lease agreements with us.
While the properties within our portfolio are all susceptible to many varying types of regulation, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. A significant expansion of applicable federal, state or local laws and regulations, previously enacted or future healthcare reform, new interpretations of existing laws and regulations or changes in enforcement priorities could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under, or otherwise complying with the terms of, their leases with us. In addition, efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers, including health maintenance organizations and other health plans, to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) are expected to intensify and continue. Significant limits on the scope of services reimbursed and on reimbursement rates and fees could also have a Material Adverse Effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.
Licensure, Certification and CONs
Participation in the Medicare and Medicaid programs generally requires the operators of our skilled nursing facilities to be licensed on an annual or biannual basis and certified annually through various regulatory agencies that determine compliance with federal, state and local laws. These legal requirements relate to the quality of the nursing care provided, the qualifications of the administrative personnel and nursing staff, the adequacy of the physical plant and equipment and continuing compliance with the laws and regulations governing the operation of skilled nursing facilities. The failure of an operator to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in compliance surveys could prevent it from continuing operations at a property. A loss of licensure or certification could also adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
Similarly, in order to receive Medicare and Medicaid reimbursement, our hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services (“HHS”) relating to the type of hospital and its equipment, personnel and standard of medical care, as well as comply with state and local laws and regulations. Hospitals undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases with us.
Our skilled nursing facilities and hospitals are also subject to various state CON laws requiring governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator’s revenues and, in turn, its ability to make rental payments under, and otherwise comply with the terms of, its leases with us. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.
Seniors housing communities, in contrast, are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, the regulation is conducted mainly by state and local laws governing licensure, provision of services, staffing requirements and other operational matters. These laws vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, thus far, Congress has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.
Fraud and Abuse Enforcement
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

Sanctions for violating these federal laws include criminal and civil penalties such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other government programs.
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
In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding through recent federal and state legislation has led to a significant increase in the number of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees. HIPAA also created a series of new healthcare crimes.
As federal and state budget pressures persist, administrative agencies may continue to escalate their investigation and enforcement efforts to eliminate waste and to control fraud and abuse in governmental healthcare programs. A violation of federal or state anti-fraud and abuse laws or regulations by an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under, and otherwise complying with the terms of, its leases and other agreements with us.
Reimbursement
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
The Affordable Care Act, among other things, reduced the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities are subject to a rate adjustment to the market basket increase, which began in fiscal year 2012, to reflect improvements in productivity. In July 2012, after considering the constitutionality of various provisions of the Affordable Care Act, the U.S. Supreme Court upheld the so-called individual mandate and, while it found the provisions expanding Medicaid eligibility unconstitutional, determined that the issue was appropriately remedied by circumscribing the Secretary of Health and Human Services’ enforcement authority, thus leaving the Medicaid expansion intact.
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
In August 2011, President Obama and the U.S. Congress enacted the Budget Control Act of 2011 (the “Budget Control Act”) to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. Under the Budget Control Act, a 2% reduction in Medicare payments to long-term acute care hospitals and skilled nursing facilities (part of $1.2 trillion in automatic spending cuts commonly referred to as “sequestration”) was expected to take effect on February 1, 2013. The American Taxpayer Relief Act of 2012 delayed the expected effectiveness of this 2% reduction to April 1, 2013. These measures, alternatives to sequestration or any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and which, in turn, could have a Material Adverse Effect on us.
Medicare Reimbursement; Long-Term Acute Care Hospitals
The Balanced Budget Act of 1997 (“BBA”) mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”) for cost reporting periods commencing on or after October 1, 2002. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels.
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
Lastly, the Medicare Extension Act introduced a moratorium on new long-term acute care hospitals and beds for three years. In its May 2008 final rule, CMS delayed the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increased the patient percentage thresholds for certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years, as mandated by the Medicare Extension Act. The rule also set forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.
In its August 2009 final rule, CMS finalized policies to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275), continuing reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals.
On August 31, 2012, CMS published its final rule updating LTAC PPS for the 2013 fiscal year (October 1, 2012 through September 30, 2013). Under the rule, the LTAC PPS standard federal payment rate will increase by 1.8% in fiscal year 2013, reflecting a 2.6% increase in the market basket index, less both a 0.7% productivity adjustment and a 10 basis point adjustment mandated by the Affordable Care Act. After a one-time budget neutrality adjustment that the rule phases in over three years, the

LTAC PPS standard federal payment rate in fiscal 2013 will increase by 0.5%. In addition, under the final rule, the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act, and subsequently extended by the Affordable Care Act, expired on December 29, 2012, and the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals is delayed for another year until December 29, 2013. As a result, CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $92 million, or 1.7%, in fiscal 2013 due to increases in high-cost and short-stay outlier payments and other changes; however, for discharges during the period from October 1, 2012 to December 29, 2012 (the effective date of the budget neutrality adjustment), net payments to long-term acute care hospitals will increase by 3%.
We regularly assess the financial implications of CMS’s rules on the operators of our long-term acute care hospitals, but we cannot assure you that current rules or future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
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
In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 (“BBRA”). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities in the 2006 fiscal year. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Although extended multiple times by Congress, relief from the BBA therapy caps expired on December 31, 2009.
Under its final rule updating LTC-DRGs for the 2007 fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005 and set forth various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.
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
In its final Medicare Physician Fee Schedule rule for the 2012 calendar year, CMS set a $1,880 cap on physical therapy and speech-language pathology services and a separate $1,880 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process. However, in January 2013, the Middle Class Tax Relief and Job Creation Act of 2012 (Pub. L. No. 112-96) was enacted to lift the caps on therapy services and require a manual review process for those exceptions for which the beneficiary therapy services exceed $3,700 in a year.
On July 27, 2012, CMS issued a notice updating SNF PPS for the 2013 fiscal year (October 1, 2012 through September 30, 2013). Pursuant to the notice, the update to the SNF PPS standard federal payment rate contained in CMS’s final rule for the 2012 fiscal year includes a 2.5% increase in the market basket index, less a 0.7% productivity adjustment mandated by the Affordable Care Act, resulting in a net 1.8% increase in the SNF PPS standard federal payment rate for fiscal year 2013. However, this update does not take into account the potential impact of sequestration. CMS estimates that net payments to skilled nursing facilities will increase by approximately $670 million in fiscal year 2013 as a result of the update pursuant to the notice.
We regularly assess the financial implications of CMS’s rules on the operators of our skilled nursing facilities, but we cannot assure you that current rules or future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Medicaid Reimbursement; Skilled Nursing Facilities
Approximately two-thirds of all nursing home residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. As state budget pressures continue to escalate and in an effort to address actual or potential budget shortfalls, many state legislatures have enacted or proposed reductions to Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.
In the Deficit Reduction Act of 2005 (Pub. L. No. 109 171), Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators, and as part of the Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432), Congress reduced the ceiling on taxes that states may impose on healthcare providers and that would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%, until October 1, 2011. However, it was anticipated that this reduction would have a negligible effect, impacting only those states with taxes in excess of 5.5%.
The American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”), in contrast, temporarily increased federal payments to state Medicaid programs by $86.6 billion through, among other things, a 6.2% increase in the federal share of Medicaid expenditures across the board, with additional funds available depending on a state’s federal medical assistance percentage and unemployment rate. Though the Medicaid federal assistance payments were originally expected to expire on December 31, 2010, the President’s fiscal year 2011 budget extended those payments through June 30, 2011. The Recovery Act also requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements.
We expect more states to adopt significant Medicaid rate freezes or cuts or other program changes as their reimbursement methodologies continue to evolve. In addition, the U.S. government may revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states. We cannot predict what impact these actions would have on the operators of our skilled nursing facilities, and we cannot assure you that payments under Medicaid are now or in the future will be sufficient to fully reimburse those operators for the cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could materially adversely affect our skilled nursing facility operators, which, in turn, could adversely affect their ability to satisfy their contractual obligations, including making rental payments under, and otherwise complying with the terms of, their leases with us.
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
Under the terms of our lease and management agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot assure you that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any such inability or unwillingness to do so may require us to satisfy the underlying environmental claims. See “Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2012 and do not expect that we will be required to make any such material capital expenditures during 2013.
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion summarizes certain U.S. federal income tax considerations that you may deem relevant as a holder of our common stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “—Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. individuals and entities (except to the extent discussed below under “—Special Tax Considerations for Non-U.S. Stockholders”), that may be subject to special rules.
The statements in this section are based on the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations, Internal Revenue Service (“IRS”) rulings, and judicial decisions now in effect, all of which are subject to change or different interpretation, possibly with retroactive effect. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this discussion is qualified in its entirety by the authorities listed above. We cannot assure you that new laws, interpretations of law or court decisions will not cause any statement herein to be inaccurate.
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
In addition, if we fail to satisfy either of the gross income tests for qualification as a REIT (as discussed below), but still maintain such qualification under the relief provisions of the Code, we will be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test, multiplied by a fraction intended to reflect our profitability. If we violate one or more of the REIT asset tests (as discussed below), we may avoid a loss of our REIT status if we qualify under certain relief provisions and, among other things, pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. If we fail to satisfy any requirement for REIT qualification, other than the gross income or assets tests mentioned above, but nonetheless maintain such qualification by meeting certain other requirements, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on the income derived from certain transactions with a taxable REIT subsidiary (including rental income derived from leasing properties to a taxable REIT subsidiary) that are not conducted on an arm’s-length basis.
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
We believe but cannot assure you that we have satisfied and will continue to satisfy the organizational requirements for qualification as a REIT. Our certificate of incorporation contains certain restrictions on the transfer of our shares that are intended to prevent a concentration of ownership of our stock that would cause us to fail the 5/50 Rule or the 100 Shareholder Rule; however, we cannot assure you as to the effectiveness of these restrictions.
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

We believe but cannot assure you that we have been and will continue to be in compliance with the gross income tests described above. If we fail to satisfy one or both gross income tests for any taxable year, we may nevertheless qualify as a REIT for that year if we qualify under certain relief provisions of the Code, in which case we would be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test. If we fail to satisfy one or both of the gross income tests and do not qualify under the relief provisions for any taxable year, we will not qualify as a REIT for that year, which would have a Material Adverse Effect on us.
Asset Tests
At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

•	At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interests in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”); and

•
Of the investments not meeting the requirements of the 75% asset test, the value of any one issuer’s debt and equity securities owned by us (other than our equity interests in any entity classified as a partnership for federal income tax purposes, the stock or debt of a taxable REIT subsidiary or the stock or debt of a qualified REIT subsidiary or other disregarded entity subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any one issuer’s outstanding voting securities (the “10% voting securities test”) or 10% of the value of any one issuer’s outstanding securities (the “10% value test”), subject to limited “safe harbor” exceptions.

In addition, no more than 25% of the value of our assets (20% for taxable years beginning prior to 2009) can be represented by securities of taxable REIT subsidiaries (the “25% TRS test”).
We believe but cannot assure you that we have been and will continue to be in compliance with the asset tests described above. If we fail to satisfy one or more asset tests at the end of any quarter, we may nevertheless continue to qualify as a REIT if we satisfied all of the asset tests at the close of the preceding calendar quarter and the discrepancy between the value of our assets and the asset test requirements is due to changes in the market values of our assets and not caused in any part by our acquisition of non-qualifying assets.
Furthermore, if we fail to satisfy any of the asset tests at the end of any calendar quarter without curing such failure within 30 days after the end of such quarter, we would fail to qualify as a REIT unless we qualified under certain relief provisions enacted as part of the American Jobs Creation Act of 2004. Under one relief provision, we would continue to qualify as a REIT if our failure to satisfy the 5% asset test, the 10% voting securities test or the 10% value test is due to our ownership of assets having a total value not exceeding the lesser of 1% of our assets at the end of the relevant quarter or $10 million and we disposed of such assets (or otherwise met such asset tests) within six months after the end of the quarter in which the failure was identified. If we fail to satisfy any of the asset tests for a particular quarter but do not qualify under the relief provision described in the preceding sentence, then we would be deemed to have satisfied the relevant asset test if: (i) following identification of the failure, we filed a schedule with a description of each asset that caused the failure; (ii) the failure is due to reasonable cause and not willful neglect; (iii) we disposed of the non-qualifying asset (or otherwise met the relevant asset test) within six months after the end of the quarter in which the failure was identified; and (iv) we paid a penalty tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during the period beginning on the first date of the failure and ending on the date we disposed of the asset (or otherwise cured the asset test failure). We cannot predict, however, whether in all circumstances we would be entitled to the benefit of these relief provisions. If we fail to satisfy any of the asset tests and do not qualify for the relief provisions, we will lose our REIT status, which would have a Material Adverse Effect on us.
Foreclosure Property
The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in that case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “—Annual Distribution Requirements” below. The corporate tax imposed on non-qualifying income would not apply to income that qualifies as “good REIT income,” such as a lease of qualified healthcare property to a taxable REIT subsidiary, where the taxable REIT subsidiary engages an eligible independent contractor to manage and operate the property.
Foreclosure property treatment will end on the first day on which we enter into a lease of the applicable property that will give rise to income that does not constitute “good REIT income” under Section 856(c)(3) of the Code, but such treatment will not end if the lease will give rise only to “good REIT income.” In addition, foreclosure property treatment will end if any construction takes place on the property (other than completion of a building or other improvement more than 10% complete before default became imminent). Foreclosure property treatment (other than for qualified healthcare property) is available for an initial period of three years and may, in certain circumstances, be extended for an additional three years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may, in certain circumstances, be extended for an additional four years.
Taxable REIT Subsidiaries
A taxable REIT subsidiary, or “TRS,” is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. Also, notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the healthcare facilities and instead engages an “eligible independent contractor” to manage the healthcare facilities. We are permitted to own up to 100% of a TRS, subject to the 25% TRS test, but there are certain limits on the ability of a TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments that we receive or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.
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
We believe but cannot assure you that we have satisfied the annual distribution requirements for the year of our initial REIT election and each year thereafter through the year ended December 31, 2012. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2013 and subsequent years, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
We also have net operating loss carryforwards that we may use to reduce our annual distribution requirements. See “Note 13—Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “20% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 20% rate gain distribution is a capital gain distribution to domestic stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 20%. An unrecaptured Section 1250 gain distribution would be taxable to taxable domestic stockholders that are individuals, estates or trusts at a maximum rate of 25%.
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
Medicare Tax on Investment Income
For taxable years beginning after December 31, 2012, certain U.S. stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds will be required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our common stock.

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
Special Tax Considerations for Non-U.S. Stockholders
As used herein, the term “Non-U.S. Stockholder” refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, will be subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax” on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.
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
For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our common shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our common shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and would be required to file a U.S. federal income tax return. Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 5% of our common shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability.
If a Non-U.S. Stockholder does not own more than 5% of our common shares at any time during the one-year period ending on the date of a distribution, any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return by receiving such a distribution. In that case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our common shares owned by a Non-U.S. Stockholder). For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain (net of certain sources within the U.S., if any) will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time).
In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. Although we believe that we currently qualify as a domestically controlled REIT, because our common stock is publicly traded, we cannot assure you that we do so qualify or that we will qualify as a domestically controlled REIT at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).
A 30% withholding tax will be imposed on dividends paid after December 31, 2013 and redemption proceeds paid after December 31, 2016 to (i) foreign financial institutions including non-U.S. investment funds, unless they agree to collect and disclose to the IRS information regarding their direct and indirect U.S. account holders and (ii) certain other foreign entities, unless they certify certain information regarding their direct and indirect U.S. owners.  To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect U.S. account holders, comply with due diligence procedures with respect to the identification of U.S. accounts, report to the IRS certain information with respect to U.S. accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, provide local revenue authorities with similar account holder information. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial U.S. owner or certifications of no substantial U.S. ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.
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
As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that is a U.S. person, a foreign partnership that engaged during certain periods in the conduct of a trade or business in the United States or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, any foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.
Other Tax Consequences
State and Local Taxes
We and our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. State and local tax treatment may differ from the federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to federal, foreign and other tax laws, in connection with an investment in our common stock.
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
The properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our revenues and NOI, and because the Kindred Master Leases and our leases with Brookdale Senior Living are triple-net leases, we also depend on Kindred and Brookdale Senior Living to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to make rental payments to us or to otherwise satisfy its respective obligations under our leases, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a Material Adverse Effect on us. In addition, any failure by either Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Kindred and Brookdale Senior Living have also agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that either Kindred or Brookdale

Senior Living will have sufficient assets, income, access to financing and insurance coverage to enable it to satisfy its indemnification obligations.
The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
As of December 31, 2012, Atria and Sunrise, collectively, managed 220 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on Atria and Sunrise to set resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our properties in accordance with the terms of our management agreements and in compliance with all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Sunrise or Atria to enhance its pay and benefits package to compete effectively for such personnel, and Atria or Sunrise may not be able to offset such added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as a triple-net tenant. However, any adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could impair their ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria or Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.
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
We cannot predict whether our tenants will renew existing leases beyond their current term. If the Kindred Master Leases, our leases with Brookdale Senior Living or any of our other leases are not renewed, we would attempt to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a Material Adverse Effect on us.
In the event of non-renewal or a tenant default, our ability to reposition our properties with a suitable tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules. We could also incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. In addition, our ability to locate suitable replacement tenants could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses to attract suitable replacement tenants. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a Material Adverse Effect on us.
Moreover, in connection with certain of our properties, we have entered into intercreditor agreements with the tenants’ lenders or tri-party agreements with our lenders. Our ability to exercise remedies under those leases or management agreements or to reposition the applicable properties may be significantly delayed or limited by the terms of the intercreditor agreement or tri-party agreement. Any such delay or limit on our rights and remedies could adversely affect our ability to mitigate our losses and could have a Material Adverse Effect on us.
We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.
We are parties to long-term management agreements with each of Atria and Sunrise pursuant to which Atria and Sunrise, collectively, provide comprehensive property management and accounting services with respect to 220 of our seniors housing communities. Substantially all of our management agreements with Atria have terms expiring December 31, 2027, with successive automatic ten-year renewal periods. Our management agreements with Sunrise have terms ranging from 25 to 30 years, commencing as early as 2004 and as recently as 2012. Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
We may terminate any of our Atria management agreements upon the occurrence of an event of default by Atria in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to Atria’s right to cure such default, or upon the occurrence of certain insolvency events relating to Atria. In addition, we may terminate most of our management agreements with Atria based on the failure to achieve certain NOI targets or upon the payment of a fee.
We may terminate any of our Sunrise management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to Sunrise’s right to cure such default, or upon the occurrence of certain insolvency events relating to Sunrise. In addition, we may terminate most of our management agreements with Sunrise based on the failure to achieve certain NOI targets or to comply with certain expense control covenants, also subject to certain rights of Sunrise to make cure payments to us, and upon the occurrence of certain other events or the existence of certain other conditions.
We continually monitor our contractual rights with Atria and Sunrise under their respective management agreements and assess our rights and remedies. When determining whether to pursue any existing or future rights or remedies under the Atria or Sunrise management agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate our management agreements with Atria or Sunrise for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to find another manager for the properties covered by those agreements. Although we believe that many qualified national and regional seniors care providers would be interested in managing our seniors housing communities, we cannot provide any assurance that we would be able to locate another suitable manager or, if we are successful in locating such a manager, that it would manage the properties effectively. Moreover, any such replacement manager would require approval by the applicable regulatory authorities and, in most cases, the mortgage lenders for the properties, and we cannot provide any assurance that such approvals would be granted on a timely basis or at all. Any inability to replace, or a lengthy delay in replacing, Atria or Sunrise as manager following termination or non-renewal of our management agreements could have a Material Adverse Effect on us.

Merger and acquisition activity or consolidation in the healthcare and seniors housing industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators or managers could have a Material Adverse Effect on us.
The healthcare and seniors housing industries have recently experienced increased consolidation, including among owners of real estate and care providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants, operators and managers. A competitor’s investment in one of our tenants, operators or managers could enable our competitor to influence such tenant’s, operator’s or managers’ business and strategy in a manner that impairs our relationship with the tenant, operator or manager or is otherwise adverse to our interests. In certain cases involving our competitor’s investment in, a change of control of, or other transactions impacting a tenant, operator or manager, depending on our contractual agreements and the specific facts and circumstances, we may have the right to consent to such investment, change of control or other transaction or otherwise exercise rights and remedies, including termination rights, on account thereof. In deciding whether to exercise our rights and remedies, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In addition, in connection with any change of control of a tenant, operator or manager, the tenant’s, operator’s or manager’s management team may change, which could lead to a change in the tenant’s, operator’s or manager’s strategy or adversely affect the business of the tenant, operator or manager, either of which could have a Material Adverse Effect on us.
Our significant acquisition and investment activity presents certain risks to our business and operations.
We continue to make significant acquisitions and investments as part of our overall business strategy. Our significant acquisition and investment activity presents certain risks to our business and operations, including, among other things, that:

•
We may be unable to successfully integrate the operations or information technology of acquired companies, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of acquisitions and other investments within the anticipated timeframe or at all;

•	We may be unable to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	Projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	Acquisitions and other new investments could divert management’s attention from our existing assets;

•	The value of acquired assets or the market price of our common stock may decline; and

•	We may be unable to continue paying dividends at the current rate.
We cannot assure you that we will be able to achieve the economic benefit we expect from acquired properties and other investments or integrate acquisitions without encountering difficulties or that any such difficulties will not have a Material Adverse Effect on us.
Our pursuit of investments in, and acquisitions or development of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations.
We intend to continue to pursue investments in, and acquisitions or development of, additional seniors housing and healthcare assets domestically and internationally, subject to the contractual restrictions contained in the instruments governing our existing indebtedness. When we attempt to finance, acquire or develop these types of properties, we compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors, some of whom have greater financial resources and lower costs of capital than we do. Increased competition makes it more challenging for us to identify and successfully capitalize on opportunities that meet our business objectives and could improve the bargaining power of property owners seeking to sell, thereby impeding our investment, acquisition and development activities. Our ability to compete successfully for investment and acquisition opportunities is affected by many factors, including our ability to obtain debt and equity capital at costs comparable to or better than our competitors. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. Further, if we incur additional debt or issue equity securities, or both, to finance future investments, acquisitions or development activity, our leverage could increase or our per share financial results could decline.
Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Real estate development projects present other risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant development costs prior to completion of the project. In addition to risks associated with real estate investments and development generally, healthcare properties are often highly customized and may require costly tenant-specific improvements. Furthermore, investments outside the United States create legal, economic and market risks associated with operating in foreign countries, such as currency exchange fluctuations and foreign tax risks.
If the liabilities we have assumed in connection with past acquisitions or the liabilities we assume in connection with future acquisitions are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.
We may assume or incur certain liabilities in connection with our acquisitions, including, in some cases, contingent liabilities. As we integrate these acquisitions, we may learn additional information about the sellers, the properties, their operations and their liabilities that adversely affects us, such as:

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
As a result, we cannot assure you that our past or future acquisitions will be successful or will not, in fact, harm our business. Among other things, if the liabilities we have assumed in connection with past acquisitions or the liabilities we assume in connection with future acquisitions are greater than expected, or if there are obligations relating to the acquired properties or businesses of which we were or are not aware at the time we completed or complete the acquisition, our business and results of operations could be materially adversely affected.
Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically to adverse changes in the real estate market and the seniors housing and healthcare industries than if our investments were diversified.
We invest primarily in seniors housing and healthcare properties, and our ability to make investments outside the seniors housing and healthcare industries is restricted by the terms of our existing indebtedness. Our investment focus exposes us to greater economic risk than if our portfolio were to include real estate assets in other industries or non-real estate assets.
The healthcare industry is highly regulated, and changes in government regulation and reimbursement can have material adverse consequences on the healthcare industry, some of which may be unintended. The healthcare industry is also highly competitive and our operators and managers may encounter increased competition that could limit their ability to attract residents and patients or expand their businesses, which could materially adversely affect their ability to meet their obligations to us. The occupancy levels at, and revenues from, our properties depend on the ability of our tenants, operators and managers to successfully compete with other operators and managers, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, nor can we be certain that our tenants, operators and managers will be able to achieve and maintain occupancy and rate levels that will enable them to meet all of their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if our investments were further diversified.
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we desire or need to sell any of our properties, the value of those properties and our ability to sell at a price or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any weakness in the seniors housing and healthcare industries. In addition, transfers of healthcare properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.

We have now, and may have in the future, exposure to contingent rent escalators, which can hinder our growth and profitability.
We receive a significant portion of our revenues by leasing certain of our assets under long-term triple-net leases that generally provide for fixed rental rates that are subject to annual escalations. The annual escalations in certain of our leases are contingent upon the achievement of specified revenue parameters or based on changes in the Consumer Price Index. If, as a result of weak economic conditions or other factors, the properties subject to these leases do not generate sufficient revenue to achieve the specified rent escalation parameters or the Consumer Price Index does not increase, our growth and profitability will be hindered by these leases.
Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us.
Our senior living and MOB operating assets expose us to various operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), rent control regulations, increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our senior living operations or MOB operations reportable business segments, which could have a Material Adverse Effect on us.
We own certain properties subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to the loss of the properties if such agreements are breached by us or terminated.
We invest in many of our MOBs and other properties, and we may invest in additional properties in the future, through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, we could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us or terminated.
We may be unable to successfully foreclose on the collateral securing our loans and other investments, and even if we are successful in our foreclosure efforts, we may be unable to successfully sell any acquired equity interests or reposition any acquired properties, which may adversely affect our ability to recover our investments.
If a borrower defaults under mortgage or other secured loans for which we are the lender, we may attempt to foreclose on the collateral securing those loans, including by acquiring the pledged equity interests or acquiring title to the subject properties, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could have a Material Adverse Effect on us. Even if we successfully foreclose on the collateral securing our mortgage loans and other investments, foreclosure-related costs, high loan-to-value ratios or declines in equity or property value could prevent us from realizing the full amount of our secured loans, and we could be required to record a valuation allowance for such losses. Moreover, we may acquire equity interests that we are unable to sell due to securities law restrictions or otherwise, and we may acquire title to properties that we are unable to reposition with new tenants or operators on a timely basis, if at all, or without making improvements or repairs to the properties. Any delay or costs incurred in repositioning the properties could adversely affect our ability to recover our investments.
The federal government’s failure to increase its borrowing authority, scheduled reductions in federal government spending or future legislation to address the federal government’s projected operating deficit could have a material adverse effect on our operators’ liquidity, financial condition or results of operations.
The amount of debt that the federal government is permitted to incur (the “debt ceiling”) is limited by statute and can be increased only by legislation adopted by the U.S. Congress. The U.S. Department of the Treasury has indicated in public statements that, without an increase or suspension of the debt ceiling beyond its current effective date of May 20, 2013, the federal government will be unable to meet all of its financial commitments. The federal government’s failure to increase the debt ceiling as needed to meet its future financial commitments or a downgrade in the debt rating on U.S. government securities as a result of the uncertainty related to the debt ceiling could lead to a weakened U.S. dollar, rising interest rates and constrained access to capital, which could materially adversely affect the U.S. and global economies, increase our costs of borrowing and have a Material Adverse Effect on us.
Under the Budget Control Act, a 2% reduction in Medicare payments to long-term acute care hospitals and skilled nursing facilities (part of $1.2 trillion of sequestration), is expected to take effect on April 1, 2013. President Obama and members of the U.S. Congress have proposed various spending cuts and tax reform initiatives as alternatives to sequestration. Such alternatives or sequestration could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such alternative, sequestration or future federal legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a Material Adverse Effect on us.
Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement.
The regulatory environment of the long-term healthcare industry has generally intensified over time both in the amount and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Kindred, Brookdale Senior Living, Atria and Sunrise. The extensive federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. Moreover, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.
Further, if our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could be forced to expend considerable resources responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors have also continued their efforts to control healthcare costs. We cannot assure you that adequate reimbursement levels will be available for services to be provided by our tenants and operators that currently depend on Medicare, Medicaid or private payor reimbursement. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees—whether from sequestration, alternatives to sequestration or future legislation or administrative actions—could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to make rental payments under, and otherwise comply with the terms of, their leases with us and have a Material Adverse Effect on us.

Our investments in joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority regarding major decisions, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.
As of December 31, 2012, we owned 28 MOBs, 11 seniors housing communities, nine skilled nursing facilities and one hospital through consolidated joint ventures, and we had ownership interests ranging between 5% and 25% in 21 MOBs, 20 seniors housing communities and 14 skilled nursing facilities through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria as of December 31, 2012. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

•	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions that we oppose;

•	Our ability to sell or transfer our interest in a joint venture to a third party may be restricted if we fail to obtain the prior consent of our joint venture partners;

•
Our joint venture partners might become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture;

•
Our joint venture partners might have business interests or goals with respect to a property that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
Disagreements with our joint venture partners about decisions affecting a property or the joint venture could result in litigation or arbitration that increases our expenses, distracts our officers and directors and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates, resident fee revenues and results of operations to decline.
By and large, assisted and independent living services are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Hence, substantially all of the resident fee revenues generated by our senior living operations are derived from private pay sources consisting of the income or assets of residents or their family members. Due to the significant expense associated with building new properties and the staffing and other costs of providing services, the daily resident and care fees at seniors housing communities are generally affordable only for seniors with income or assets that meet or exceed the comparable regional median. A weak economy, depressed housing market or changes in demographics could adversely affect the continued ability of these seniors and their families to afford the daily resident and care fees. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could have a Material Adverse Effect on us.
Termination of resident lease agreements could adversely affect our revenues and earnings.
Applicable regulations governing assisted living communities generally require a written lease agreement with each resident that gives the resident the right to terminate his or her lease agreement for any reason on reasonable notice. Consistent with these regulations, the resident lease agreements entered into by the managers of our seniors housing communities generally allow residents to terminate their lease agreements on 30 days’ notice. Thus, unlike typical apartment lease agreements that have terms of one year or longer, our managers cannot contract with residents to stay for longer periods of time. Due to the terms of the lease agreements and the age of the residents, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if the affected units remain unoccupied, our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.

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
Our MOB operations depend on the viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related clients to our MOBs. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located is unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on our proximity to and affiliations with these hospitals to create demand for space in our MOBs, the hospitals’ inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a Material Adverse Effect on us.
We may not be able to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our MOB operations depends, to a large extent, on our past, current and future relationships with hospitals and their affiliated health systems. We invest a significant amount of time to develop our relationships with both new and existing clients, and these relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and hospital project management projects. If our relationships with hospitals and their affiliated health systems deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be adversely impacted and our professional reputation within the industry could be damaged.
Our development and redevelopment projects, including projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns.
We consider and, when appropriate, invest in development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•	We may be unable to obtain financing for the project on favorable terms or at all;

•	We may not complete the project on schedule or within budgeted amounts;

•
We may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop or redevelop the property to market standards;

•	Construction or other delays may provide tenants or residents the right to terminate preconstruction leases or cause us to incur additional costs;

•	Volatility in the price of construction materials or labor may increase our project costs;

•	In the case of our MOB developments, hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•	Our builders may fail to perform or satisfy the expectations of our clients or prospective clients;

•	We may incorrectly forecast risks associated with development in new geographic regions;

•	Tenants may not lease space at the quantity or rental rate levels or on the schedule projected;

•	Demand for our project may decrease prior to completion, including due to competition from other developments; and

•	Lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions.
In MOB development projects that we undertake on a fee-for-service basis, we generally construct properties for clients in exchange for a fixed fee, which creates additional risks such as the inability to pass on increased labor and construction material costs to our clients, development and construction delays that could give our counterparties the right to receive penalties from us, and bankruptcy or default by our contractors. We attempt to mitigate these risks by establishing certain limits on our obligations, shifting some of the risk to the general contractor or seeking other legal protections, but we cannot assure you that our mitigation efforts will be effective.
If any of the risks described above occur, our development and redevelopment projects, including projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns, which could have a Material Adverse Effect on us.
The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, operators and managers may not adequately insure against losses.
We maintain or require in our existing lease, management and other agreements that our tenants, operators and managers maintain adequate insurance coverage on our properties and their operations. Although we regularly review the scope and level of insurance maintained by us and our tenants, operators and managers and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot assure you that we or our tenants, operators and managers will continue to be able to maintain adequate levels of insurance. We also cannot assure you that we will continue to maintain or require that our tenants, operators and managers maintain the same levels of insurance coverage, that such insurance will be available at a reasonable cost in the future or that the insurance coverage provided will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers.
Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.
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
In certain cases, we and our tenants, operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against healthcare and seniors housing providers, the availability of professional liability insurance has been restricted and the premiums on such insurance coverage remain very high. As a result, our insurance coverage and the insurance coverage of our tenants, operators and managers might not cover all claims against us or them and might not be available to us or them at a reasonable cost. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.

In an effort to reduce and manage costs and for various other reasons, many companies in the healthcare industry, including some of our tenants, operators and managers, utilize different organizational and corporate structures coupled with self-insurance trusts or programs (commonly referred to as “captives”) that may provide them with less insurance coverage. Companies that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies that rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims. As a result, the tenants, operators and managers of our properties who self-insure could incur large funded and unfunded professional liability expense, which could materially adversely affect their liquidity, financial condition and results of operations and, in turn, their ability to satisfy their obligations to us or, in the case of our senior living operations, our results of operations and, in either case, have a Material Adverse Effect on us. Likewise, if we decide to implement a captive self-insurance program, any large funded and unfunded professional liability expenses that we incur could have a Material Adverse Effect on us.
Our operators may be sued under a federal whistleblower statute.
Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operation and on their ability to comply with the terms of their leases with us, including their ability to make rental payments to us, which, in turn, could have a Material Adverse Effect on us.
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
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future. Losing any one or more of these persons could have a Material Adverse Effect on us.
Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Internal control over financial reporting may not prevent or detect misstatements because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud. Therefore, even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. Moreover, changes to our business will necessitate ongoing changes to our internal control systems and processes. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.
Economic and other conditions that negatively affect geographic areas to which a greater percentage of our NOI is attributed could adversely affect our financial results.
For the year ended December 31, 2012, approximately 37.3% of our total NOI (excluding amounts in discontinued operations) was derived from properties located in California (12.6%), Texas (7.2%), New York (6.8%), Illinois (5.4%), and Massachusetts (5.3%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased competition or decreased demand, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
We may be adversely affected by fluctuations in currency exchange rates.
Our ownership of 12 seniors housing communities in the Canadian provinces of Ontario and British Columbia subjects us to fluctuations in U.S. and Canadian currency exchange rates, which may, from time to time, impact our financial condition and results of operations. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may transact business in currencies other than U.S. or Canadian dollars. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a Material Adverse Effect on us.
Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2012, we had approximately $8.4 billion of outstanding indebtedness (including capital lease obligations). The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may elect to meet our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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

In addition, from time to time, we mortgage certain of our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a consequent loss of income and asset value.
We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment and development activity, and our decision to hedge against interest rate risk might not be effective.
We receive a significant portion of our revenues by leasing certain of our assets under long-term triple-net leases that generally provide for fixed rental rates that are subject to annual escalations. Certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of LIBOR, Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. Although our operating assets provide a partial hedge against interest rate fluctuations, if interest rates rise, the costs of our existing floating rate debt and any new debt that we incur would also increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment and development activity. Further, rising interest rates could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing. An increase in interest rates could also decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We may seek to manage our exposure to interest rate volatility with hedging arrangements that involve risk, including the risk that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than would otherwise be the case. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.
Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.
We cannot assure you that we will be able to raise the necessary capital to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy, and the failure to do so could have a Material Adverse Effect on us. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs, we cannot assure you that conditions in the capital markets will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operation and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to realize the maximum return on those investments or that could result in adverse tax consequences to us.
As a public company, our access to debt and equity capital depends, in part, on the trading prices of our senior notes and common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions or a significant downgrade in the ratings assigned to our long-term debt could impact our ability to access capital or increase our borrowing costs. We also rely on the financial institutions that are parties to our unsecured revolving credit facility. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our unsecured revolving credit facility and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders.
Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with certain customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and minimum net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments and could trigger defaults under any other indebtedness of ours that is cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could have a Material Adverse Effect on us.
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
To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Item 1 of this Annual Report on Form 10-K. Such distributions will limit our liquidity to finance investments, acquisitions and new developments and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders.
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
In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.
To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.
To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.9% of our outstanding preferred stock or more than 9.0% of our outstanding common stock, the shares that are beneficially owned in excess of the applicable limit are considered “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. In addition, we have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares, but if we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2012, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, MOBs, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. We believe that maintaining a balanced portfolio of high-quality assets diversified across many key attributes – geographic location, asset type, tenant/manager mix, revenue source and operating model – makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2012, we had $2.9 billion aggregate principal amount of mortgage loan obligations outstanding, secured by 248 properties, of which our share was $2.7 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2012 (including investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		Skilled Nursing and Other Facilities		MOBs		Hospitals
Geographic Location	Number of Properties	Units	Number of Properties	Licensed Beds	Number of Properties	Square Feet	Number of Properties	Licensed Beds
Alabama	9	609	2	329	4	468,887	—	—
Arizona	21	1,803	3	462	13	938,176	4	220
Arkansas	6	369	8	875	—	—	—	—
California	66	7,770	9	1,115	24	1,924,325	7	587
Colorado	15	1,307	4	460	10	764,887	1	68
Connecticut	13	1,513	7	798	—	—	—	—
District of Columbia	—	—	—	—	2	101,580	—	—
Florida	45	4,426	1	171	19	547,533	6	511
Georgia	10	910	5	620	16	1,250,105	—	—
Idaho	1	70	7	624	—	—	—	—
Illinois	17	2,606	1	82	28	806,544	4	430
Indiana	16	1,236	34	3,782	15	947,857	1	59
Kansas	12	726	5	374	—	—	—	—
Kentucky	7	624	29	3,273	3	160,534	2	424
Louisiana	1	58	—	—	8	560,792	1	168
Maine	4	624	8	654	—	—	—	—
Maryland	5	360	3	445	2	82,663	—	—
Massachusetts	18	1,922	47	5,358	—	—	2	109
Michigan	24	1,642	1	330	11	439,429	—	—
Minnesota	17	910	4	626	3	243,406	—	—
Mississippi	1	52	—	—	1	50,575	—	—
Missouri	—	—	12	1,086	21	1,105,185	2	227
Montana	3	295	2	276	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—
Nevada	6	618	3	299	2	149,248	1	52
New Hampshire	—	—	3	502	—	—	—	—
New Jersey	14	1,242	1	153	—	—	—	—
New Mexico	5	459	—	—	—	—	1	61
New York	41	4,587	9	1,566	1	111,634	—	—
North Carolina	19	1,810	17	1,876	21	877,512	1	124
North Dakota	1	48	—	—	—	—	—	—
Ohio	26	1,755	21	2,780	29	1,286,936	—	—
Oklahoma	10	617	3	235	—	—	1	59
Oregon	18	1,518	14	1,358	1	105,375	—	—
Pennsylvania	31	2,319	7	934	7	564,634	2	115
Rhode Island	6	648	1	129	—	—	—	—
South Carolina	3	224	4	602	23	1,299,015	—	—
South Dakota	4	182	2	246	—	—	—	—
Tennessee	19	1,620	5	601	12	459,120	1	49
Texas	52	3,765	53	5,586	17	1,128,762	10	615
Utah	3	393	5	476	—	—	—	—
Vermont	—	—	1	144	—	—	—	—
Virginia	8	655	9	1,323	4	139,296	—	—
Washington	18	1,838	19	1,876	11	586,975	—	—
West Virginia	2	124	4	326	—	—	—	—
Wisconsin	68	2,931	18	2,441	12	482,093	—	—
Wyoming	1	48	4	371	1	78,932	—	—
Total U.S.	667	57,368	395	45,564	321	17,662,010	47	3,878
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—
Total Canada	12	1,124	—	—	—	—	—	—
Total	679	58,492	395	45,564	321	17,662,010	47	3,878

Corporate Offices
Our headquarters are located in Chicago, Illinois, and we have additional offices in Louisville, Kentucky, Plano, Texas, Irvine, California and Charlotte, North Carolina. We lease all of our corporate offices other than our North Carolina office.
ITEM 3.    Legal Proceedings
The information contained in “Note 16—Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.
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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2012
First Quarter	$59.05	$53.24	$0.62
Second Quarter	63.12	53.94	0.62
Third Quarter	68.15	61.52	0.62
Fourth Quarter	65.71	61.30	0.62
2011
First Quarter	$57.45	$50.98	$0.575
Second Quarter	57.08	50.87	0.575
Third Quarter	55.75	43.25	0.575
Fourth Quarter	56.73	46.21	0.575
As of February 12, 2013, we had 291,943,762 shares of our common stock outstanding held by approximately 5,200 stockholders of record.
Dividends and Distributions
We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 13, 2013, our Board of Directors declared the first quarterly installment of our 2013 dividend in the amount of $0.67 per share, payable in cash on March 28, 2013 to stockholders of record on March 8, 2013. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2013. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 17—Capital Stock” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Director and Employee Stock Sales
Certain of our directors, executive officers and other employees have adopted and may adopt, from time to time in the future, non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize, gift or transfer their equity-based compensation. These transactions typically are conducted for estate, tax and financial planning purposes and are subject to compliance with our Amended and Restated Securities Trading Policy and Procedures (“Securities Trading Policy”), the minimum stock ownership requirements contained in our Guidelines on Governance and all applicable laws and regulations.
Our Securities Trading Policy expressly prohibits our directors, executive officers and employees from buying or selling derivatives with respect to our securities or other financial instruments that are designed to hedge or offset a decrease in the market value of our securities and from engaging in short sales with respect to our securities. In addition, our Securities Trading Policy prohibits our directors and executive officers from holding our securities in margin accounts or pledging our securities to secure loans without the prior approval of our Audit and Compliance Committee. Each of our executive officers has advised us that he or she is in compliance with the Securities Trading Policy and has not pledged any of our equity securities to secure margin or other loans.
Stock Repurchases
The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2012:

	Number of Shares Repurchased	Average Price Per Share
October 1 through October 31	—	$—
November 1 through November 30 (1)	13,079	$63.65
December 1 through December 31 (2)	3,697,541	$59.79

(1)
Repurchases represent shares withheld to pay (i) taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan or under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP or (ii) the exercise price of options granted to employees under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurs or the fair value of our common stock at the time of exercise, as the case may be.

(2)	Repurchases represent shares owned by the Funds that we acquired in December 2012.

Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2007 through December 31, 2012, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2007 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2007	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012
Ventas	$100	$78	$108	$136	$149	$183
NYSE Composite Index	$100	$61	$78	$88	$85	$99
Composite REIT Index	$100	$62	$79	$101	$109	$130
S&P 500 Index	$100	$63	$80	$92	$94	$109

200
150
100
50
0
Dollars
12/31/2007
12/31/2008
12/31/2009
12/31/2010
12/31/2011
12/31/2012
Ventas
NYSE Composite Index
Composite REIT Index
S&P 500 Index

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

	As of and For the Years Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,194,060	$803,455	$523,339	$480,531	$461,017
Resident fees and services	1,229,479	868,095	446,301	421,058	429,257
Interest expense	293,401	229,346	172,474	172,358	201,022
Property-level operating expenses	969,342	647,193	315,953	302,813	306,944
General, administrative and professional fees	98,801	74,537	49,830	38,830	40,651
Income from continuing operations attributable to common stockholders	305,573	363,133	213,444	187,026	165,043
Discontinued operations	57,227	1,360	32,723	79,469	57,560
Net income attributable to common stockholders	362,800	364,493	246,167	266,495	222,603
Per Share Data
Income from continuing operations attributable to common stockholders, basic	$1.04	$1.59	$1.36	$1.23	$1.18
Net income attributable to common stockholders, basic	$1.24	$1.60	$1.57	$1.75	$1.59
Income from continuing operations attributable to common stockholders, diluted	$1.04	$1.57	$1.35	$1.22	$1.18
Net income attributable to common stockholders, diluted	$1.23	$1.58	$1.56	$1.74	$1.59
Dividends declared per common share	$2.48	$2.30	$2.14	$2.05	$2.05
Other Data
Net cash provided by operating activities	$992,816	$773,197	$447,622	$422,101	$379,907
Net cash used in investing activities	(2,169,689)	(997,439)	(301,920)	(1,746)	(136,256)
Net cash provided by (used in) financing activities	1,198,914	248,282	(231,452)	(490,180)	(95,979)
FFO(1)	1,024,567	824,851	421,506	393,409	412,357
Normalized FFO(1)	1,120,225	776,963	453,981	409,045	379,469
Balance Sheet Data
Real estate investments, at cost	$19,745,607	$17,830,262	$6,747,699	$6,399,421	$6,256,562
Cash and cash equivalents	67,908	45,807	21,812	107,397	176,812
Total assets	18,980,000	17,271,910	5,758,021	5,616,245	5,771,418
Senior notes payable and other debt	8,413,646	6,429,116	2,900,044	2,670,101	3,136,998
_______________

(1)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measurement. However, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. We also believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it investors, allows analysts and our management to assess the impact of those items.

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) net gains on real estate activity; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP, Inc. in 2011; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

FFO, normalized FFO and certain non-cash items presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be identical to FFO, normalized FFO or identified non-cash items presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO (or either measure adjusted for non-cash items) should not be considered alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO (or either measure adjusted for non-cash items) necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Who we are and the environment in which we operate;

•	Our 2012 highlights;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.
Corporate and Operating Environment
We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2012, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, medical office buildings (“MOBs”), and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.

We primarily acquire and own seniors housing and healthcare properties and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2012, we leased 898 properties (excluding MOBs and properties classified as held for sale) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (formerly Sunrise Senior Living, Inc. and, together with its subsidiaries, “Sunrise”), to manage 223 of our seniors housing communities pursuant to long-term management agreements. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) leased from us 196 properties and 148 properties (excluding six properties included in investments in unconsolidated entities and properties classified as held for sale), respectively, as of December 31, 2012.
In addition, through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. From time to time, we also make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. See “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2012, we had: 100% ownership interests in 1,338 properties; controlling interests in 28 MOBs, 11 seniors housing communities, nine skilled nursing facilities and one hospital owned through consolidated joint ventures; and ownership interests ranging between 5% and 25% in 21 MOBs, 20 seniors housing communities and 14 skilled nursing facilities through investments in unconsolidated entities. Through Lillibridge and PMBRES, we also provided management and leasing services to third parties with respect to 82 MOBs as of December 31, 2012.
Our principal objective is to enhance shareholder value by delivering superior, reliable returns. To achieve this objective, we pursue a business strategy of: (1) generating consistent, reliable and growing cash flows; (2) maintaining a balanced, well-diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock. Generally, we attempt to match the long-term duration of our investments in senior housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At December 31, 2012, approximately 20% of our consolidated debt (excluding debt related to real estate assets classified as held for sale) was variable rate debt.
2012 Highlights
During the year ended December 31, 2012:

•	We completed $2.7 billion of gross investments, including the acquisitions of:

•
Cogdell Spencer Inc. (“Cogdell”), with its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, for an investment of approximately $760 million, including debt;

•	16 seniors housing communities managed by Sunrise (the “Sunrise-Managed 16 Communities”) for approximately $362 million;

•
100% of various private investment funds (the “Funds”) previously managed by Lazard Frères Real Estate Investors LLC or its affiliates (“LFREI”), which Funds own a 34% interest in Atria and 3.7 million shares of our common stock; and

•	Controlling interests in 36 MOBs that that we previously accounted for as investments in unconsolidated entities;

•
We sold 43 properties and received final repayment on loans receivable and marketable debt securities for aggregate proceeds of approximately $422 million, including certain fees, and recognized a net gain of $81.0 million from the dispositions;

•
We paid an annual cash dividend on our common stock of $2.48 per share, which represents an 8% increase over the prior year and was paid to stockholders in equal quarterly installments of $0.62 per share;

•
We issued and sold $2.4 billion aggregate principal amount of senior notes and entered into a new $180.0 million term loan, collectively having a weighted average stated interest rate of 3.2% and a weighted average maturity at the time of issuance of 7.7 years;

•	We completed a public offering and sale of 5,980,000 shares of our common stock for aggregate proceeds of $342.5 million;

•
Of the 89 properties leased to Kindred whose current lease term expires on April 30, 2013, Kindred renewed or entered into a new lease with respect to a total of 35 properties, and we entered into new leases or sale contracts for the remaining 54 properties, the majority of which remain subject to operating transitions and regulatory approvals; and

•
We redeemed or repaid $780.4 million aggregate principal amount of outstanding unsecured debt, including our 9% senior notes due 2012, 8.25% senior notes due 2012, 6¾% senior notes due 2017, 6½% senior notes due 2016, and unsecured term loan due 2013, and $344.2 million of mortgage debt.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Principles of Consolidation
The Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis.
As it relates to investments in joint ventures, based on the type of rights held by the limited partner(s), GAAP may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if: (i) there is a change to the terms or in the exercisability of the rights of the limited partners; (ii) the sole general partner increases or decreases its ownership of limited partnership interests; or (iii) there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Business Combinations
We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized lease-related intangibles associated with that lease in operations at that time.
We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property’s acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.
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
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All of our assumed capital leases contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the assets’ respective useful lives. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
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
We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method.
We calculate the fair value of long-term debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect to incur to a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment. Our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. In the first step of this approach, we estimate the fair value of a reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step. The second step of this approach requires us to assign the fair value of a reporting unit to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques, which are based, in turn, upon various estimates and assumptions, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable, net or, with respect to unsecured loans receivable, other assets) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
We regularly evaluate the collectibility of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
Fair Value
GAAP defines fair value and provides direction for measuring fair value and making the necessary related disclosures. GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on our own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases, including a majority of the leases we acquired in connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”), and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets.
Four of our five master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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
We recognize income from rent, lease termination fees, development services, management advisory services, and all other income when all of the following criteria are met in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, provided that we continue to qualify as a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries,” we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.
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
Recently Issued or Adopted Accounting Standards
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassification of items out of accumulated other comprehensive income. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012.
Results of Operations
As of December 31, 2012, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Years Ended December 31, 2012 and 2011
The table below shows our results of operations for each year and the effect on our income of changes in those results from year to year.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$835,659	$639,511	$196,148	30.7%
Senior Living Operations	386,289	277,944	108,345	39.0
MOB Operations	243,107	116,291	126,816	> 100
All Other	39,913	34,415	5,498	16.0
Total segment NOI	1,504,968	1,068,161	436,807	40.9
Interest and other income	1,106	1,217	(111)	(9.1)
Interest expense	(293,401)	(229,346)	(64,055)	(27.9)
Depreciation and amortization	(725,981)	(447,664)	(278,317)	(62.2)
General, administrative and professional fees	(98,801)	(74,537)	(24,264)	(32.6)
Loss on extinguishment of debt, net	(37,640)	(27,604)	(10,036)	(36.4)
Litigation proceeds, net	—	202,259	(202,259)	nm
Merger-related expenses and deal costs	(63,183)	(153,923)	90,740	59.0
Other	(6,956)	(7,270)	314	4.3
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	280,112	331,293	(51,181)	(15.4)
Income (loss) from unconsolidated entities	18,154	(52)	18,206	nm
Income tax benefit	6,282	30,660	(24,378)	(79.5)
Income from continuing operations	304,548	361,901	(57,353)	(15.8)
Discontinued operations	57,227	1,360	55,867	nm
Net income	361,775	363,261	(1,486)	(0.4)
Net loss attributable to noncontrolling interest, net of tax	(1,025)	(1,232)	207	16.8
Net income attributable to common stockholders	$362,800	$364,493	$(1,693)	(0.5)%

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.

The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$831,221	$637,294	$193,927	30.4%
Other services revenue	4,438	2,217	2,221	> 100
Segment NOI	$835,659	$639,511	$196,148	30.7%
Triple-net leased properties segment NOI increased in 2012 over the prior year primarily due to rental income from the properties we acquired in July 2011 in connection with the NHP acquisition ($177.7 million) and contractual escalations, and increases in base and other rent, under our existing triple-net leases, partially offset by a decline in rental income due to our sale of certain triple-net leased properties during 2012.
In our triple-net leased properties segment, revenues generally do not depend on the underlying operating performance of our properties, but rather consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Therefore, occupancy rates may affect the profitability of our tenants’ operations but do not have a direct impact on our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at December 31, 2012 for the third quarter of 2012 (which is the most recent information available to us from our tenants) and average occupancy rates related to the triple-net leased properties we owned at December 31, 2011 for the third quarter of 2011.

	Number of Properties at December 31, 2012 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2012 (1)	Number of Properties at December 31, 2011 (2)	Average Occupancy for the Trailing 12 Months Ended September 30, 2011 (2)
Seniors Housing Communities	423	85.5%	458	85.9%
Skilled Nursing Facilities	373	82.4	382	83.9
Hospitals	47	57.5	47	58.1

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities. Also excludes 12 properties acquired during the three months ended December 31, 2012, one development property that was completed during the three months ended December 31, 2012, 15 properties classified as held for sale as of December 31, 2012 and eight other facilities for which we do not receive occupancy information.

(2)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities and eight other facilities for which we do not receive occupancy information. Includes 38 properties sold during 2012, 15 properties classified as held for sale as of December 31, 2012 and eight properties acquired during the trailing 12 months ended September 30, 2012 .

The following table compares results of continuing operations for our 374 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2011 through December 31, 2012.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$474,945	$464,090	$10,855	2.3%
Other services revenue	—	—	—	nm
Segment NOI	$474,945	$464,090	$10,855	2.3%

nm—not meaningful
The year-over-year increase in same-store triple-net leased properties NOI is due to contractual escalations in rent pursuant to the terms of our leases, including our four original Kindred Master Leases. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,229,479	$868,095	$361,384	41.6%
Less:
Property-level operating expenses	(843,190)	(590,151)	(253,039)	(42.9)
Segment NOI	$386,289	$277,944	$108,345	39.0%
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in 2012 over the prior year primarily due to the properties we acquired in May 2011 in connection with our acquisition of substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), the seniors housing communities we acquired in 2012 (including the Sunrise-Managed 16 Communities), and higher average unit occupancy rates and higher average monthly revenue per occupied room.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased year over year primarily due to the acquired properties described above and higher management fees and labor expenses at the 79 Sunrise-managed communities we acquired in 2007 (the “Original Sunrise-Managed Communities”). Under our management agreements with respect to the Original Sunrise-Managed Communities, the management fees paid to Sunrise were temporarily reduced to 3.75% of revenues generated by the applicable properties for 2011, but reverted to their contractual level of 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and subsequent years. The management fees (including incentive fees) we paid pursuant to our Sunrise management agreements in 2012 were equal to 6.4% of revenues generated by the applicable properties.

The following table compares results of continuing operations for our 81 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the entire period from January 1, 2011 through December 31, 2012.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$493,929	$467,770	$26,159	5.6%
Less:
Property-level operating expenses	(335,154)	(310,808)	(24,346)	(7.8)
Segment NOI	$158,775	$156,962	$1,813	1.2%
Same-store stabilized senior living operations NOI increased in 2012 over the prior year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by the increase in management fees with respect to the Original Sunrise-Managed Communities. Management fee expense for our same-store stabilized communities increased $13.8 million year over year.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2012 and 2011:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2012 (1)	2011 (2)	2012 (1)	2011 (2)	2012 (1)	2011 (2)
Stabilized communities	214	189	90.4%	88.1%	$5,423	$5,463
Non-stabilized communities	9	9	79.7	73.9	4,654	4,745
Total	223	198	89.8	87.5	5,390	5,434
Same-store stabilized communities	81	81	90.1	87.7	6,911	6,724

(1)
Information attributable to senior living operations for the year ended December 31, 2012 includes operations related to the Sunrise-Managed 16 Communities only for the period from May 1, 2012 (the date of acquisition) through December 31, 2012 and operations related to other seniors housing communities managed by Atria that we acquired during 2012 only for the periods from the applicable date of acquisition to December 31, 2012.

(2)
Information attributable to senior living operations for the year ended December 31, 2011 includes operations related to our Atria-managed communities only for the period from May 12, 2011 (the date of the ASLG acquisition) through December 31, 2011.

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$362,839	$166,161	$196,678	> 100%
Medical office building services revenue	16,303	34,254	(17,951)	(52.4)
Total revenues	379,142	200,415	178,727	89.2
Less:
Property-level operating expenses	(126,152)	(57,042)	(69,110)	( > 100 )
Medical office building services costs	(9,883)	(27,082)	17,199	63.5
Segment NOI	$243,107	$116,291	$126,816	> 100%
MOB operations segment revenues and property-level operating expenses increased in 2012 over the prior year primarily due to the MOBs we acquired in connection with the NHP acquisition in July 2011 and the Cogdell acquisition in April 2012, and 44 other MOBs we acquired in 2012 (including 36 MOBs that we previously accounted for as investments in unconsolidated entities), and three MOB developments that were completed during 2012.
Medical office building services revenue and costs both decreased in 2012 over the prior year primarily due to reduced construction activity during 2012 compared to 2011.
The following table compares results of continuing operations for our 63 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2011 through December 31, 2012. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$83,111	$82,275	$836	1.0%
Property-level operating expenses	(29,179)	(28,319)	(860)	(3.0)
Segment NOI	$53,932	$53,956	$(24)	(0.0)%
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2012 and 2011:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended Ended December 31,
	2012	2011	2012	2011	2012	2011
Stabilized MOBs	285	173	91.9%	92.5%	$30	$29
Non-stabilized MOBs	15	12	75.0	73.9	38	35
Total	300	185	90.5	90.2	30	29
Same-store stabilized MOBs	63	63	92.7	93.9	28	27

Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2012 over the prior year primarily due to income (including prepayment fees) on the loans receivable portfolio we acquired in connection with the NHP acquisition, partially offset by decreased interest income due to loan repayments during both 2011 and 2012.
Interest Expense
The $60.0 million increase in total interest expense, including interest allocated to discontinued operations of $8.6 million and $12.7 million for the years ended December 31, 2012 and 2011, respectively, is attributed primarily to a $114.2 million increase in interest due to higher debt balances, partially offset by a $59.3 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.0% for 2012, compared to 4.9% for 2011.
Depreciation and Amortization
Depreciation and amortization expense increased in 2012 over the prior year primarily due to the ASLG, NHP and Cogdell acquisitions and other properties we acquired in 2012, including the Sunrise-Managed 16 Communities.
General, Administrative and Professional Fees
General, administrative and professional fees increased in 2012 primarily due to our continued organizational growth.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2012 relates primarily to our redemption in March 2012 of all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017, partially offset by gains recognized on the repayment of certain mortgage debt. The loss on extinguishment of debt, net in 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011, our redemption of $200.0 million principal amount of our 6½% senior notes due 2016 in July 2011 and termination of our previous unsecured revolving credit facilities in October 2011.
Litigation Proceeds, Net
Litigation proceeds, net in 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP, Inc. (“HCP”) arising out of our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”), plus certain costs and interest, and the receipt of an additional $125 million from HCP in final settlement of our outstanding lawsuit against HCP, net of certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation. No similar events occurred during 2012.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the year ended December 31, 2011 also include expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011. The $90.7 million decrease in merger-related expenses and deal costs in 2012 over the prior year is due primarily to the significant size of our 2011 acquisitions, as well as the conclusion of the HCP litigation in late 2011.
Income/Loss from Unconsolidated Entities
Income/loss from unconsolidated entities in 2012 and 2011 relates to our interests in joint ventures we acquired in connection with the NHP and Lillibridge acquisitions. Income from unconsolidated entities for the year ended December 31, 2012 is attributed primarily to a gain of $16.6 million as a result of the re-measurement of equity interest upon our acquisition in August 2012 of the controlling interests (ranging from 80% to 95%) in 36 MOBs and one other MOB that is being marketed for sale that we previously accounted for as investments in unconsolidated entities. Subsequent to the acquisition date, operations relating to these properties are consolidated in our Consolidated Statements of Income. As of December 31, 2012, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 21 MOBs, 20 seniors housing communities and 14 skilled nursing facilities. As of December 31, 2011, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and 14 skilled nursing facilities.

Income Tax Benefit
We recorded an income tax benefit for 2012 due primarily to ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities, net of the current period valuation allowance. We recorded an income tax benefit for 2011 due primarily to the reversal of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns and ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities.
Discontinued Operations
Discontinued operations for 2012 reflects activity related to 64 properties, 43 of which were sold during 2012, resulting in a $81.0 million net gain, and 19 of which were classified as held for sale as of December 31, 2012. We also declined to exercise our option to renew an operating lease (in which we were the lessee) related to two seniors housing communities we acquired as part of the ASLG acquisition that expired on June 30, 2012. Discontinued operations for 2011 reflects activity related to 65 properties, four of which were sold during 2011 with no resulting gain or loss.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest for 2012 represents our partners’ joint venture interests in 50 properties. Net loss attributable to noncontrolling interest for 2011 represents our partners’ joint venture interests in 28 properties.
Years Ended December 31, 2011 and 2010
The table below shows our results of operations for each year and the effect on our income of changes in those results from year to year.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$639,511	$453,592	$185,919	41.0%
Senior Living Operations	277,944	154,470	123,474	79.9
MOB Operations	116,291	50,205	66,086	> 100
All Other	34,415	16,412	18,003	> 100
Total segment NOI	1,068,161	674,679	393,482	58.3
Interest and other income	1,217	484	733	> 100
Interest expense	(229,346)	(172,474)	(56,872)	(33.0)
Depreciation and amortization	(447,664)	(200,682)	(246,982)	( > 100 )
General, administrative and professional fees	(74,537)	(49,830)	(24,707)	(49.6)
Loss on extinguishment of debt, net	(27,604)	(9,791)	(17,813)	( > 100 )
Litigation proceeds, net	202,259	—	202,259	nm
Merger-related expenses and deal costs	(153,923)	(19,243)	(134,680)	( > 100 )
Other	(7,270)	(272)	(6,998)	nm
Income before loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	331,293	222,871	108,422	48.6
Loss from unconsolidated entities	(52)	(664)	612	92.2
Income tax benefit (expense)	30,660	(5,201)	35,861	> 100
Income from continuing operations	361,901	217,006	144,895	66.8
Discontinued operations	1,360	32,723	(31,363)	(95.8)
Net income	363,261	249,729	113,532	45.5
Net (loss) income attributable to noncontrolling interest, net of tax	(1,232)	3,562	(4,794)	( > 100 )
Net income attributable to common stockholders	$364,493	$246,167	$118,326	48.1%

nm—not meaningful

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$637,294	$453,592	$183,702	40.5%
Other services revenue	2,217	—	2,217	nm
Segment NOI	$639,511	$453,592	$185,919	41.0%

nm—not meaningful
Triple-net leased properties segment NOI increased in 2011 over the prior year primarily due to $179.2 million of rental income from the properties we acquired in connection with the NHP acquisition, $6.0 million of additional rent attributable to the annual contractual escalations in the rent paid under the Kindred Master Leases effective May 1, 2011, other services revenue directly attributable to the NHP acquisition ($2.2 million), and various rent increases at our other existing triple-net leased properties.
The following table compares results of continuing operations for our 373 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2010 through December 31, 2011.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$463,026	$452,753	$10,273	2.3%
Other services revenue	—	—	—	—
Segment NOI	$463,026	$452,753	$10,273	2.3%
The year-over-year increase in same-store triple-net leased properties NOI is due to contractual escalations in rent pursuant to the terms of our leases, including the Kindred Master Leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$868,095	$446,301	$421,794	94.5%
Less:
Property-level operating expenses	(590,151)	(291,831)	(298,320)	( > 100 )
Segment NOI	$277,944	$154,470	$123,474	79.9%
Our senior living operations segment revenues increased in 2011 over the prior year primarily due to the properties we acquired in connection with the ASLG acquisition and higher average unit occupancy rates and higher average monthly revenue per occupied room.

Property-level operating expenses related to our senior living operations segment increased in 2011 over the prior year primarily due to the properties we acquired in connection with the ASLG acquisition and the receipt of a $5 million cash payment from Sunrise in 2010 for expense overages.
The following table compares results of continuing operations for our 79 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the entire period from January 1, 2010 through December 31, 2011.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$453,180	$432,846	$20,334	4.7%
Less:
Property-level operating expenses	(300,723)	(282,907)	(17,816)	(6.3)
Segment NOI	$152,457	$149,939	$2,518	1.7%
Same-store stabilized senior living operations NOI increased in 2011 over the prior year primarily due to higher average monthly revenue per occupied room and the temporary reduction in management fees with respect to the Original Sunrise-Managed Communities in 2011, partially offset by the receipt of a $5 million cash payment from Sunrise in 2010 for expense overages.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2011 and 2010:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Stabilized communities	189	81	88.1%	87.3%	$5,463	$6,449
Non-stabilized communities	9	1	73.9	59.5	4,745	2,998
Total	198	82	87.5	87.1	5,434	6,430
Same-store stabilized communities	79	79	87.6	87.6	6,820	6,514
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$166,161	$69,747	$96,414	> 100%
Medical office building services revenue	34,254	14,098	20,156	> 100
Total revenues	200,415	83,845	116,570	> 100
Less:
Property-level operating expenses	(57,042)	(24,122)	(32,920)	( > 100 )
Medical office building services costs	(27,082)	(9,518)	(17,564)	( > 100 )
Segment NOI	$116,291	$50,205	$66,086	> 100%

MOB operations segment revenues and property-level operating expenses increased in 2011 over the prior year primarily due to the MOBs we acquired in connection with the NHP acquisition ($68.6 million) and a full year of activity related to the MOBs we acquired in connection with the Lillibridge acquisition.
Medical office building services revenue and costs, which are a direct result of our Lillibridge acquisition in July 2010, both increased in 2011 over the prior year due primarily to a full year of operations in 2011 and a full year of construction activity during 2011 compared to 2010.
The following table compares results of continuing operations for our 24 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2010 through December 31, 2011.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2011	2010	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$45,629	$45,252	$377	0.8%
Property-level operating expenses	(15,138)	(14,966)	(172)	(1.1)
Segment NOI	$30,491	$30,286	$205	0.7%
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2011 and 2010:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2011	2010	2011	2010	2011	2010
Stabilized MOBs	173	63	92.5%	95.0%	$29	$28
Non-stabilized MOBs	12	6	73.9	73.8	35	29
Total	185	69	90.2	91.6	29	28
Same-store stabilized MOBs	24	24	94.0	95.3	31	30
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2011 over the prior year primarily due to income on the loans receivable portfolio we acquired in connection with the NHP acquisition, gains from the sale of marketable debt securities and additional investments we made in loans receivable during 2011 and 2010, partially offset by decreased interest income related to loans receivable repayments we received during 2011.
Interest Expense
The $62.1 million increase in total interest expense, including interest allocated to discontinued operations of $12.7 million and $7.4 million for the years ended December 31, 2011 and 2010, respectively, is due primarily to a $117.6 million increase in interest due to higher debt balances and $7.7 million of interest related to the capital leases we assumed in connection with our 2011 acquisitions, partially offset by a $65.1 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.9% for 2011, compared to 6.4% for 2010. A decrease in the average Canadian dollar exchange rate had an unfavorable impact on interest expense of $0.2 million in 2011, compared to 2010.
Depreciation and Amortization
Depreciation and amortization expense increased in 2011 over the prior year primarily due to the NHP and ALSG acquisitions and other properties we acquired in 2011.

General, Administrative and Professional Fees
General, administrative and professional fees increased in 2011 over the prior year due primarily to our continued organizational growth.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011, our redemption of $200.0 million principal amount of our 6½% senior notes due 2016 in July 2011 and termination of our previous unsecured revolving credit facilities in October 2011. The loss on extinguishment of debt, net in 2010 relates primarily to our redemption of all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015 in June 2010, our redemption of all $71.7 million principal amount then outstanding of our 6 5/8% senior notes due 2014 in October 2010 and various mortgage debt repayments in December 2010.
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
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011, transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the Lillibridge, ASLG and NHP acquisitions.
Other
Other consists primarily of the fair value adjustment on interest rate swaps we acquired in connection with the ASLG and NHP acquisitions, partially offset by other miscellaneous expenses.
Loss from Unconsolidated Entities
Loss from unconsolidated entities in 2011 and 2010 relates to our interests in joint ventures we acquired in connection with the NHP and Lillibridge acquisitions. As of December 31, 2011, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and 14 skilled nursing facilities. As of December 31, 2010, we had ownership interests ranging between 5% and 20% in joint ventures with respect to 58 MOBs.
Income Tax Benefit/Expense
We recorded an income tax benefit for 2011 due primarily to the reversal of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns, and ordinary losses (due in part to the reversal of acquisition deferred tax liabilities) related to our TRS entities. Income tax expense for 2010 represents amounts related to our taxable REIT subsidiaries as a result of the Sunrise REIT acquisition.
Discontinued Operations
Discontinued operations for 2011 reflects activity related to 65 properties, four of which were sold during 2011 with no resulting gain or loss. Discontinued operations for 2010 reflects activity related to 26 properties, seven of which were sold during 2010 resulting in a $17.3 million gain, and a $7.9 million previously deferred gain recognized in the fourth quarter of 2010 upon repayment of a note to the buyer.
Net Loss/Income Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest for 2011 represents our partners’ joint venture interests in 28 properties. Net income attributable to noncontrolling interest, net of tax for 2010 represents Sunrise’s share of net income from its previous ownership interests in 60 of our seniors housing communities, which we acquired during 2010, and our partner’s joint venture interests in six MOBs.

Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we use in evaluating our operating performance and that we consider most useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures we present in this Annual Report on Form 10-K may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. We also believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it investors, allows analysts and our management to assess the impact of those items.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) net gains on real estate activity; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our lawsuit against HCP; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses; (e) the impact of future unannounced acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

Our FFO and normalized FFO for each of the five years ended December 31, 2012 are summarized in the following table. Our FFO for the year ended December 31, 2012 increased over the prior year primarily due to our $2.7 billion of gross investments in 2012, including our acquisitions of Cogdell and the Sunrise-Managed 16 Communities, and the full year benefit of our 2011 acquisitions, including NHP and ASLG. Additionally, we benefited from excellent performance in our senior living operations reportable business segment, rental increases from our triple-net lease portfolio and lower weighted average interest rates. These benefits were partially offset by our receipt of $202.3 million of net litigation proceeds in 2011 related to our lawsuit against HCP, increases in general and administrative expenses (including stock-based compensation), higher debt balances, a scheduled increase in the management fees with respect to the Original Sunrise-Managed Communities, and asset sales and loan repayments during 2011 and 2012.

	For the Year Ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income attributable to common stockholders	$362,800	$364,493	$246,167	$266,495	$222,603
Adjustments:
Real estate depreciation and amortization	721,558	445,237	199,048	193,530	225,811
Real estate depreciation related to noncontrolling interest	(8,503)	(3,471)	(6,217)	(6,349)	(8,484)
Real estate depreciation related to unconsolidated entities	7,516	6,552	2,367	—	—
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—	—	—	—
Discontinued operations:
Gain on real estate dispositions, net	(80,952)	—	(25,241)	(67,305)	(39,026)
Depreciation on real estate assets	38,793	12,040	5,382	7,038	11,453
FFO	1,024,567	824,851	421,506	393,409	412,357
Adjustments:
Litigation proceeds, net	—	(202,259)	—	—	—
Change in fair value of financial instruments	99	2,959	—	—	—
Reversal of contingent liability	—	—	—	—	(23,328)
Provision for loan losses	—	—	—	—	5,994
Income tax (benefit) expense	(6,286)	(31,137)	2,930	(3,459)	(17,616)
Loss (gain) on extinguishment of debt, net	37,640	27,604	9,791	6,080	(2,398)
Merger-related expenses and deal costs	63,183	153,923	19,243	13,015	4,460
Amortization of other intangibles	1,022	1,022	511	—	—
Normalized FFO	$1,120,225	$776,963	$453,981	$409,045	$379,469

Adjusted EBITDA
We consider Adjusted EBITDA to be an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net loss on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$361,775	$363,261	$249,729
Adjustments:
Interest (including amounts in discontinued operations)	302,031	242,057	179,918
Loss on extinguishment of debt, net	37,640	27,604	9,791
Taxes (including amounts in general, administrative and professional fees) (including amounts in discontinued operations)	(2,627)	(29,136)	6,280
Depreciation and amortization (including amounts in discontinued operations)	764,774	459,704	206,064
Non-cash stock-based compensation expense	20,784	19,346	14,078
Merger-related expenses and deal costs	63,183	153,923	19,243
Gain on real estate dispositions, net	(80,952)	—	(25,241)
Litigation proceeds, net	—	(202,259)	—
Changes in fair value of financial instruments	99	2,959	—
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—	—
Adjusted EBITDA	$1,450,062	$1,037,459	$659,862

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following is a reconciliation of NOI to net income (including amounts in discontinued operations) for the years ended December 31, 2012, 2011 and 2010:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Net income	$361,775	$363,261	$249,729
Adjustments:
Interest and other income (including amounts in discontinued operations)	(6,158)	(1,217)	(1,209)
Interest (including amounts in discontinued operations)	302,031	242,057	179,918
Depreciation and amortization (including amounts in discontinued operations)	764,774	459,704	206,064
General, administrative and professional fees (including amounts in discontinued operations)	98,813	74,537	49,830
Loss on extinguishment of debt, net	37,640	27,604	9,791
Litigation proceeds, net	—	(202,259)	—
Merger-related expenses and deal costs	63,183	153,923	19,243
Other (including amounts in discontinued operations)	8,842	8,653	272
(Income) loss from unconsolidated entities	(18,154)	52	664
Income tax (benefit) expense (including amounts in discontinued operations)	(6,286)	(31,137)	5,201
Gain on real estate dispositions, net	(80,952)	—	(25,241)
NOI (including amounts in discontinued operations)	1,525,508	1,095,178	694,262
Discontinued operations	(20,540)	(27,017)	(19,583)
NOI (excluding amounts in discontinued operations)	$1,504,968	$1,068,161	$674,679
Asset/Liability Management
Asset/liability management is a key element of our overall risk management program. The objective of our asset/liability management process, which focuses on various risks such as market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk, is to support the achievement of our business strategy, while maintaining appropriate risk levels. Effective management of these risks is an important determinant of the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments.
Market Risk
We are exposed to market risk related to changes in interest rates on borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, certain mortgage loans receivable that bear interest at floating rates and marketable debt securities. These market risks result primarily from changes in LIBOR or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of December 31,
	2012	2011	2010
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$4,079,643	$2,460,026	$1,537,433
Mortgage loans and other(1)	2,442,652	2,357,268	1,234,263
Variable rate:
Unsecured revolving credit facilities	540,727	455,578	40,000
Unsecured term loans	685,336	501,875	—
Mortgage loans(1)	437,957	405,696	115,258
Total	$8,186,315	$6,180,443	$2,926,954
Percent of total debt:
Fixed rate:
Senior notes and other	49.8%	39.8%	52.5%
Mortgage loans and other(1)	29.8	38.1	42.2
Variable rate:
Unsecured revolving credit facilities	6.6	7.4	1.4
Unsecured term loans	8.4	8.1	—
Mortgage loans(1)	5.4	6.6	3.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	4.0%	5.3%	5.1%
Mortgage loans and other(1)	6.1	6.1	6.2
Variable rate:
Unsecured revolving credit facilities	1.5	1.4	3.1
Unsecured term loans	1.6	1.8	N/A
Mortgage loans(1)	1.9	2.0	1.5
Total	4.1	4.8	5.4

(1)
The amounts presented above exclude debt related to real estate assets classified as held for sale as of December 31, 2012 and 2011. The total mortgage debt for these properties as of December 31, 2012 and 2011 was $23.2 million and $14.6 million, respectively.

The variable rate debt in the table above reflects, in part, the effect of (i) $167.3 million notional amount of interest rate swaps that matured on February 1, 2013 and (ii) $61.4 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt at December 31, 2012 compared to December 31, 2011 is primarily attributable to additional borrowings under our unsecured revolving credit facility and our unsecured term loans. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2012, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt (excluding debt related to real estate assets classified as held for sale at December 31, 2012), and assuming no change in our variable rate debt outstanding as of December 31, 2012, interest expense for 2013 would increase, and our net income would decrease, by approximately $16.4 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

As of December 31, 2012 and 2011, our joint venture and operating partners’ aggregate share of total debt was $174.7 million and $103.1 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $92.8 million and $131.5 million as of December 31, 2012 and 2011, respectively. The decrease in debt related to investments in unconsolidated entities is the result of our August 2012 acquisition of the controlling interests in 36 MOBs.
For fixed rate debt, interest rate fluctuations generally affect the fair value, but do not impact our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of December 31, 2012 and 2011:

	As of December 31,
	2012	2011
	(In thousands)
Gross book value	$6,522,295	$4,984,743
Fair value(1)	6,936,849	5,439,222
Fair value reflecting change in interest rates:(1)
-100 BPS	7,164,166	5,401,585
+100 BPS	6,559,949	4,963,413

(1)	The change in fair value of our fixed rate debt was due primarily to overall changes in interest rates and a net increase in the aggregate principal amount of our outstanding senior notes.
As of December 31, 2012, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing interest rates for comparable loans, was $701.9 million. See “Note 6—Loans Receivable” and “Note 11—Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We are subject to fluctuations in U.S. and Canadian currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar impact the amount of net income we earn from our 12 seniors housing communities in Canada. Based solely on our 2012 results, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million per year. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations or liquidity, our ability to service our indebtedness or our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).
In the future, we may engage in hedging strategies to manage our exposure to market risk, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.

Concentration and Credit Risk
We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our asset types, geographic locations, business models, and tenants, operators and managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant, operator or manager, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2012	2011
Investment mix by asset type(1):
Seniors housing communities	61.2%	66.7%
Skilled nursing and other facilities	14.8	16.5
MOBs	18.6	13.1
Hospitals	2.3	2.6
Loans receivable, net	3.1	1.1
Investment mix by tenant, operator and manager(1):
Atria	17.8%	19.0%
Sunrise	14.8	14.4
Brookdale Senior Living	10.4	13.0
Kindred	4.4	5.0
All other	52.6	48.6

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2012	2011	2010
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations (2)	49.6%	49.8%	44.6%
Kindred	10.5	14.5	24.7
Brookdale Senior Living	6.4	7.7	10.9
All others	33.5	28.0	19.8
Adjusted EBITDA (3):
Senior living operations (2)	26.0%	26.0%	22.7%
Kindred	16.1	21.9	34.6
Brookdale Senior Living	10.9	13.0	17.0
All others	47.0	39.1	25.7
NOI (4):
Senior living operations (2)	25.7%	26.0%	22.9%
Kindred	17.4	23.7	36.6
Brookdale Senior Living	10.5	12.5	16.2
All others	46.4	37.8	24.3
Operations mix by geographic location (5):
California	14.0%	13.9%	12.2%
New York	9.9	8.8	3.5
Texas	6.0	5.0	2.6
Illinois	5.0	6.5	10.4
Massachusetts	4.6	5.0	5.1
All others	60.5	60.8	66.2

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Amounts relate to the actual period of ownership and do not necessarily reflect a full year.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues for each period presented (excluding amounts in discontinued operations).
See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
We derive a significant portion of our revenue by leasing certain of our assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are tied to the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenue from individual residents at our seniors housing communities managed by independent operators, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2012, 40.5% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and MOB operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to economic or market conditions.
Our reliance on Kindred and Brookdale Senior Living for a significant portion of our total revenues and NOI creates credit risk. Our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a Material Adverse Effect on us. In addition, any failure by either Kindred or Brookdale Senior Living to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation or its ability to attract and retain patients and residents in our properties, which could have an indirect Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—We depend on Kindred and Brookdale Senior Living for a significant portion of our revenues and operating income; Any inability or unwillingness by Kindred or Brookdale Senior Living to satisfy its obligations under its agreements with us could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We regularly monitor the relative credit risk of our significant tenants, and changes therein, particularly when those tenants have recourse obligations under their triple-net leases. The ratios and metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and the industry or industries in which it operates, including without limitation the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which the tenant operates, that may vary over time. Among other things, we may (i) review and analyze information regarding the real estate, seniors housing and healthcare industries generally, publicly available information regarding the significant tenant, and information required to be provided by the tenant under the terms of its lease agreements with us, (ii) examine monthly and/or quarterly financial statements of the significant tenant to the extent publicly available or otherwise provided under the terms of our lease agreements, and (iii) participate in periodic discussions and in-person meetings with representatives of the significant tenant.  From this data, we endeavor to calculate multiple financial ratios (which may, but do not necessarily, include net debt to EBITDAR or EBITDARM, fixed charge coverage and tangible net worth), after making certain adjustments based on our judgment, and to assess other metrics we deem relevant to an understanding of the significant tenant’s credit risk.
Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements that may relate to all properties or a specific property or group of properties as provided therein, Atria’s or Sunrise’s inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Although Atria and Sunrise are managers, not tenants, of our properties, adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.
In December 2012, we acquired a 34% ownership interest in Atria through the acquisition of the Funds previously managed by LFREI. As a result, we obtained certain rights and minority protections regarding material transactions affecting Atria, as well as the right to appoint two directors to the Atria Board of Directors.
In August 2012, Sunrise announced that it had agreed to be acquired by Health Care REIT, Inc. (“Health Care REIT”). In connection with this announcement, Sunrise effected an internal reorganization to separate its subsidiaries that operate and manage seniors housing communities (collectively, the “Sunrise management business”) from its real estate assets and its equity interests in subsidiaries and joint ventures that hold real estate assets (collectively, the “Sunrise real estate”). In January 2013, the Sunrise management business was sold to a partnership comprised of three private equity firms and Health Care REIT, and the Sunrise real estate was acquired by Health Care REIT.

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the year ended December 31, 2012, we had no triple-net lease renewals or expirations without renewal that had a material effect on our financial condition or our results of operations for that period. The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2012):

	Number of Properties	2012 Annual Rental Income	% of 2012 Total Triple-Net Rental Income
	(Dollars in thousands)
2013	72	$69,158	8.3%
2014	16	19,670	2.4
2015	150	163,850	19.7
2016	24	22,112	2.7
2017	47	23,573	2.8
2018	33	51,819	6.2
2019	88	135,950	16.4
2020	105	87,061	10.5
2021	77	63,940	7.7
2022	68	56,555	6.8
The non-renewal of some or all of our triple-net leases could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.
As of December 31, 2012, we leased 196 properties to Kindred pursuant to four original Kindred Master Leases, with the properties grouped into bundles or renewal groups (each, a “renewal group”) containing a varying number of properties. Each renewal group is diversified by geography and contains at least one long-term acute care hospital. Under the four original Kindred Master Leases, the properties within a single renewal group have the same primary lease term of ten to 15 years (which commenced May 1, 1998), and each renewal group is subject to three successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group.
The lease terms for ten renewal groups under the four original Kindred Master Leases covering a total of 89 properties have an April 30, 2013 expiration date. We have entered into lease renewals, new leases or sale contracts for all 89 properties whose lease term expires on April 30, 2013. We expect 2013 cash revenue and NOI from these 89 properties (including yield on reinvested sale proceeds from the five properties for sale) to be $125 million, compared to 2012 rent for all 89 properties of $125 million.
Of these 89 properties, Kindred will remain the tenant in 35 properties for estimated aggregate annual base rent commencing on May 1, 2013 of $76.1 million, including escalations. Specifically, Kindred irrevocably renewed for a five-year term three renewal groups covering a total of 25 properties, and we entered into a fifth Kindred Master Lease with respect to ten long-term acute care hospitals. The New Kindred Master Lease has an initial term expiring on April 30, 2023 and is subject to three successive five-year, “all or nothing” renewal options at Kindred’s option.
With respect to the remaining 54 skilled nursing facilities whose lease term expires on April 30, 2013 (the “Marketed Assets”), 49 Marketed Assets have been leased pursuant to new long-term triple-net leases (the “New Leases”) with seven qualified healthcare operators (the “New Tenants”), and we have entered into definitive agreements to sell five Marketed Assets. The New Leases have an average weighted initial lease term of over 11 years.
Six of the Marketed Assets transitioned to New Tenants on February 1, 2013. Kindred is required to continue to perform all of its obligations under the applicable Kindred Master Lease for the Marketed Assets until expiration of the current lease term, including without limitation, payment of all rental amounts. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Although leases and sale contracts have been executed and we expect the remaining transitions and sales to be completed or occur in the first half of 2013, these transitions and sales remain subject to customary closing conditions, including licensure and regulatory approval. Accordingly, we cannot assure you as to whether or when the transitions or sales of the remaining Marketed Assets will be completed, if at all, or upon what terms. Our ability to transition or sell the Marketed Assets could be significantly delayed or limited by state licensing, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, if any transition or sale has not occurred by May 1, 2013, Kindred has certain obligations to continue operating the properties on modified terms for a limited period, but we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses or general operating expenses) related to the applicable properties after May 1, 2013.
The current lease term for ten renewal groups covering another 108 properties leased to Kindred pursuant to the original four Kindred Master Leases will expire on April 30, 2015 (the “2015 Assets”), subject to two successive five-year renewal options for those properties exercisable by Kindred. Kindred has from November 1, 2013 until April 30, 2014 to provide us with renewal notices with respect to those properties. Therefore, as to any renewal group for which we do not receive a renewal notice, we will have at least one year to arrange for the repositioning of the applicable properties with new operators. Regardless of whether Kindred renews any of the renewal groups, Kindred is obligated to continue to perform all of its obligations under the applicable Master Leases with respect to the 2015 Assets, including the payment of full rent, through April 30, 2015.
All ten renewal groups whose current lease term expires on April 30, 2015 will be, upon renewal, in the second five-year renewal period and, therefore, we have a unilateral bundle-by-bundle option to initiate a fair market rental reset process on any renewal group for which Kindred delivers a renewal notice. If we elect to initiate the fair market rental reset process for any renewal group, the renewal rent will be the higher of contract rent and fair market rent determined by an appraisal process set forth in the applicable Kindred Master Lease. In certain cases following our initiation of a fair market rental reset process with respect to a renewal group, Kindred may have the right to revoke its renewal of that particular renewal group.
We cannot assure you that Kindred will elect to renew any or all of the renewal groups for the 2015 Assets or that we will be able to reposition any or all non-renewed assets on a timely basis or on the same or better economic terms, if at all. In addition, the determination of market rent, whether on re-leasing or under the reset process, is dependent on and may be influenced by a variety of factors and is highly speculative, and we cannot assure you as to what the market rent may be for any of the 2015 Assets. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
The aggregate annual rent we receive under each Kindred Master Lease is referred to as “base rent.” Base rent escalates on May 1 of each year at a specified rate over the prior period base rent, with base rent escalation under the four original Kindred Master Leases contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator under three Kindred Master Leases is 2.7%, and the annual rent escalator under the other two Kindred Master Leases is based on year-over-year changes in CPI, subject to floors and caps.
Assuming that all of the Marketed Assets are sold or transitioned on or prior to May 1, 2013 and assuming the applicable facility revenue parameters are met, and regardless of whether Kindred provides renewal notices with respect to any or all of the 2015 Assets, we currently expect that approximately $216 million of aggregate base rent will be due under the five Kindred Master Leases for the period from May 1, 2013 through April 30, 2014. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Liquidity and Capital Resources
As of December 31, 2012, we had a total of $67.9 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2012, we also had escrow deposits and restricted cash of $105.9 million and $1.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During 2012, our principal sources of liquidity were proceeds from the issuance of debt and equity securities, cash flows from operations, borrowings under our unsecured revolving credit facilities and term loans, proceeds from repayments of our loans receivable and marketable securities portfolios, proceeds from sales of real estate assets, assumption of mortgage debt and cash on hand. In addition to working capital and general corporate purposes, our principal uses of liquidity during 2012 were to fund $2.7 billion of investments, including deal costs, repay $1.2 billion of debt and fund $728.5 million of common stock dividends.
During 2013, our principal liquidity needs are to: (i) fund normal operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $270.0 million aggregate principal amount of our 6.25% senior notes due 2013; (iv) fund capital expenditures primarily for our senior living operations and our MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of real estate assets and borrowings under our unsecured revolving credit facility. However, if any of these sources of liquidity is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional capital through debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and the issuance of secured or unsecured long-term debt or other securities, or any combination thereof. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.
Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum equal to a reference rate (the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans) plus a spread based on our senior unsecured long-term debt ratings. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At December 31, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature in October 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
As of December 31, 2012, we also had $500.0 million of borrowings outstanding under an unsecured term loan facility with a weighted average maturity of 4.5 years. Borrowings under the term loan facility bear interest at the applicable LIBOR plus a spread based on our senior unsecured long-term debt ratings (125 basis points at December 31, 2012). The term loan facility is comprised of a three-year tranche and a five-year tranche and contains an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $900.0 million, subject to the satisfaction of certain conditions.
In August 2012, we prepaid in full our $200.0 million unsecured term loan that was scheduled to mature in September 2013. The term loan was non-amortizing and bore interest at an all-in fixed rate of 4% per annum. In October 2012, we entered into a new $180.0 million unsecured term loan that matures in January 2018. Borrowings under the new term loan bear interest at the applicable LIBOR plus a spread based on our senior unsecured long-term debt ratings (120 basis points at December 31, 2012).
The agreements governing our unsecured revolving credit facility and each of our unsecured term loans require us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2012.
Senior Notes
As of December 31, 2012, we had $3.5 billion aggregate principal amount of senior notes issued by our subsidiaries, Ventas Realty, Limited Partnership and Ventas Capital Corporation (collectively, the “Ventas Issuers”), outstanding as follows:

•	$400.0 million principal amount of 3.125% senior notes due 2015;

•	$700.0 million principal amount of 2.00% senior notes due 2018;

•	$600.0 million principal amount of 4.00% senior notes due 2019;

•	$700.0 million principal amount of 4.750% senior notes due 2021;

•	$600.0 million principal amount of 4.25% senior notes due 2022; and

•	$500.0 million principal amount of 3.25% senior notes due 2022.
In addition, as of December 31, 2012, we had approximately $580 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$270.0 million principal amount of 6.25% senior notes due 2013 (repaid in full, at par, upon maturity in February 2013);

•	$234.4 million principal amount of 6% senior notes due 2015;

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).
In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.
In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019, at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.
In August 2012, we initially issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 (“2022 notes”), at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. In December 2012, we issued and sold an additional $225.0 million principal amount of 2022 notes, at a public offering price equal to 98.509% of par, for total proceeds of $221.6 million before the underwriting discount and expenses.
Also in December 2012, we issued and sold $700.0 million aggregate principal amount of 2.00% senior notes due 2018, at a public offering price equal to 99.739% of par, for total proceeds of $698.2 million before the underwriting discount and expenses.
During 2012, we repaid in full, at par, $155.4 million aggregate principal amount then outstanding of our 9% senior notes due 2012 and our 8.25% senior notes due 2012 upon maturity, and we redeemed (i) all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, and (ii) all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, in each case pursuant to the terms of the applicable indenture governing the notes. As a result of these redemptions, we recognized a total loss on extinguishment of debt of $39.7 million.
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million before the underwriting discount and expenses.
During 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of our 6.50% senior notes due 2011 upon maturity, and we redeemed $200.0 million principal amount outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result of this redemption, we recognized a loss on extinguishment of debt of $8.7 million during 2011.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding senior notes for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.
The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2012.

Mortgage Loan Obligations
As of December 31, 2012 and 2011, our consolidated aggregate principal amount of mortgage debt outstanding was $2.9 billion and $2.8 billion, respectively, of which $2.7 billion was our share.
During 2012, we assumed mortgage debt of $380.3 million in connection with our $2.7 billion of gross investments, and we repaid in full mortgage loans outstanding in the aggregate principal amount of $344.2 million and recognized a gain on extinguishment of debt of $2.1 million in connection with these repayments.
During 2011, we assumed mortgage debt of $1.6 billion, including $1.2 billion and $442 million, respectively, in connection with the ASLG and NHP acquisitions, and we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.2 million and recognized a loss on extinguishment of debt of $16.5 million in connection with these repayments. See “Note 4—Acquisitions of Real Estate Property” and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Dividends
In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2012, our Board of Directors declared and we paid cash dividends on our common stock aggregating $2.48 per share, which exceeds 100% of our 2012 estimated taxable income after the use of any net operating loss carryforwards. We also intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2013. On February 13, 2013, our Board of Directors declared the first quarter 2013 dividend of $0.67 per share, payable in cash on March 28, 2013 to holders of record on March 8, 2013.
We expect that our REIT taxable income will be less than our cash flows due to the allowance of depreciation and other non-cash deductions in computing REIT taxable income. Although we expect to be able to satisfy the 90% distribution requirement, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of December 31, 2012, two seniors housing communities and one hospital were in various stages of development pursuant to these agreements. Through December 31, 2012, we have funded $35.3 million of our estimated total commitment over the projected development period ($60.0 million to $80.0 million) toward these projects.
Equity Offerings and Related Events
In April 2012, we filed an automatic shelf registration statement on Form S-3 relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. This registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the SEC’s rules.

In June 2012, we completed the public offering and sale of 5,980,000 shares of our common stock for $342.5 million in aggregate proceeds.
In February 2011, we completed the public offering and sale of 5,563,000 shares of our common stock for $300.0 million in aggregate proceeds.
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
In November 2011, we filed a shelf registration statement relating to our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), under which existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. This registration statement replaced our previous shelf registration statement, which expired pursuant to the SEC’s rules.
Also in November 2011, we repaid in full $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity. In accordance with the terms of the indenture governing the convertible notes, we paid the principal amount of the notes and accrued but unpaid interest thereon in cash and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount.
Other
We received proceeds of $19.0 million and $1.8 million for the years ended December 31, 2012 and 2011, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding decreased to 1.9 million as of December 31, 2012, from 2.0 million as of December 31, 2011. The weighted average exercise price was $47.20 as of December 31, 2012.
We issued approximately 16,000 and 13,500 shares of common stock under the DRIP for net proceeds of $1.0 million and $0.6 million for the years ended December 31, 2012 and 2011, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their cash distributions or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2012 and 2011:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2012	2011	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$45,807	$21,812	$23,995	> 100%
Net cash provided by operating activities	992,816	773,197	219,619	28.4
Net cash used in investing activities	(2,169,689)	(997,439)	(1,172,250)	( > 100 )
Net cash provided by financing activities	1,198,914	248,282	950,632	> 100
Effect of foreign currency translation on cash and cash equivalents	60	(45)	105	> 100
Cash and cash equivalents at end of period	$67,908	$45,807	$22,101	48.2%

Cash Flows from Operating Activities
Cash flows from operating activities increased in 2012 over the prior year primarily due to the NHP, ASLG, Cogdell and other 2011 and 2012 acquisitions, higher NOI from our senior living and MOB operations reportable business segments for the reasons previously discussed, decreased merger-related expenses and deal costs and lower weighted average interest rates, partially offset by the litigation proceeds we received in 2011 in connection with our lawsuit against HCP and higher general, administrative and professional fees and increased interest expense from higher debt balances, both due to our enterprise growth.
Cash Flows from Investing Activities
Cash used in investing activities during 2012 and 2011 consisted primarily of cash paid for our investments in real estate ($1.5 billion and $531.6 million in 2012 and 2011, respectively), purchase of private investment funds ($276.4 million in 2012, including the Funds’ share of the ASLG transaction earnout), investments in loans receivable ($452.6 million and $628.1 million in 2012 and 2011, respectively), capital expenditures ($69.4 million and $50.5 million in 2012 and 2011, respectively) and development project expenditures ($114.0 million and $47.6 million in 2012 and 2011, respectively). The increase in capital expenditures and development project expenditures is the direct result of the growth in our senior living and MOB operations reportable business segments. These uses were partially offset by proceeds from loans receivable ($43.2 million and $220.2 million in 2012 and 2011, respectively), proceeds from the sale or maturity of marketable debt securities ($37.5 million and $23.1 million in 2012 and 2011, respectively), and proceeds from real estate disposals ($149.0 million and $20.6 million in 2012 and 2011, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during 2012 and 2011 consisted primarily of net borrowings under our unsecured revolving credit facilities ($84.9 million and $537.5 million in 2012 and 2011, respectively), net proceeds from the issuance of debt ($2.7 billion and $1.3 billion in 2012 and 2011, respectively) and net proceeds from the issuance of common stock ($342.5 million and $299.8 million in 2012 and 2011, respectively). These cash inflows were partially offset by debt repayments ($1.2 billion and $1.4 billion in 2012 and 2011, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($738.2 million and $526.0 million in 2012 and 2011, respectively) and payments for deferred financing costs ($23.8 million and $20.0 million in 2012 and 2011, respectively).
Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2012:

	Total	Less than 1 year(6)	1 - 3 years(7)	3 - 5 years(8)	More than 5 years(9)
	(In thousands)
Long-term debt obligations (1)(2)(3)	$10,206,844	$875,079	$2,556,737	$1,784,812	$4,990,216
Capital lease obligations (4)	145,000	145,000	—	—	—
Acquisition commitments (5)	73,200	73,200	—	—	—
Operating obligations, including ground lease obligations	553,676	29,690	56,996	40,542	426,448
Total	$10,978,720	$1,122,969	$2,613,733	$1,825,354	$5,416,664

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2012.

(3)
Excludes debt related to one property classified as held for sale as of December 31, 2012. The total mortgage debt for this property as of December 31, 2012 was $23.2 million and is scheduled to mature in 2013.

(4)
In January 2013, we acquired eight seniors housing communities that we previously leased pursuant to arrangements that we accounted for as capital leases for aggregate consideration of $145.0 million, thereby eliminating our capital lease obligation.

(5)	Represents our acquisition commitments related to one seniors housing community and two MOBs.

(6)	Includes $270.0 million outstanding principal amount of our 6.25% senior notes due 2013 (repaid in full, at par, upon maturity in February 2013).

(7)
Includes $130.3 million of borrowings under our unsecured term loan due 2015, $400.0 million outstanding principal amount of our 3.125% senior notes due 2015, and $234.4 million outstanding principal amount of our 6% senior notes due 2015.

(8)	Includes $375.0 million of borrowings under our unsecured term loan due 2017.

(9)
Includes $180.0 million of borrowings under our unsecured term loan due 2018 and $3.2 billion aggregate principal amount outstanding of our senior notes maturing between 2018 and 2038. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1 in each of the years 2017 and 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of the years 2013, 2018, 2023 and 2028.

As of December 31, 2012, we had $19.5 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.
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

ITEM 8.    Financial Statements and Supplementary Data
Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the framework established in a report entitled Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2012 was effective.
On April 2, 2012, the Company acquired Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”). As permitted under Securities and Exchange Commission guidelines, the Company excluded from the assessment of the effectiveness of its internal control over financial reporting as of December 31, 2012, internal control over financial reporting of the Cogdell assets and operations. Total assets and total revenues related to Cogdell represented 4.6% and 3.1%, respectively, of the Company’s related consolidated financial statement amounts as of and for the year ended December 31, 2012.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.
We have audited the accompanying consolidated balance sheets of Ventas, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the accompanying index to the financial statements and financial statement schedule. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 18, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.
We have audited Ventas, Inc.’s (the “Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include internal controls of Cogdell Spencer Inc. (“Cogdell”), which are included in the 2012 consolidated financial statements of Ventas, Inc. and constituted 4.6% and 3.1% of total assets and total revenues, respectively, as of and for the year ended December 31, 2012. Our audit of internal control over financial reporting of Ventas, Inc. also did not include an evaluation of the internal control over financial reporting of Cogdell.
In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2012 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 18, 2013 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Chicago, Illinois
February 18, 2013

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2012 and 2011
(In thousands, except per share amounts)

	2012	2011
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$1,772,417	$1,614,847
Buildings and improvements	16,920,821	15,337,919
Construction in progress	70,665	76,638
Acquired lease intangibles	981,704	800,858
	19,745,607	17,830,262
Accumulated depreciation and amortization	(2,634,075)	(1,916,530)
Net real estate property	17,111,532	15,913,732
Secured loans receivable, net	635,002	212,577
Investments in unconsolidated entities	95,409	105,303
Net real estate investments	17,841,943	16,231,612
Cash and cash equivalents	67,908	45,807
Escrow deposits and restricted cash	105,913	76,590
Deferred financing costs, net	42,551	26,669
Other assets	921,685	891,232
Total assets	$18,980,000	$17,271,910
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$8,413,646	$6,429,116
Accrued interest	47,565	37,694
Accounts payable and other liabilities	995,156	1,085,597
Deferred income taxes	259,715	260,722
Total liabilities	9,716,082	7,813,129
Redeemable OP unitholder and noncontrolling interests	174,555	102,837
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 295,565 and 288,823 shares issued at December 31, 2012 and 2011, respectively	73,904	72,240
Capital in excess of par value	9,920,962	9,593,583
Accumulated other comprehensive income	23,354	22,062
Retained earnings (deficit)	(777,927)	(412,181)
Treasury stock, 3,699 and 14 shares at December 31, 2012 and 2011, respectively	(221,165)	(747)
Total Ventas stockholders’ equity	9,019,128	9,274,957
Noncontrolling interest	70,235	80,987
Total equity	9,089,363	9,355,944
Total liabilities and equity	$18,980,000	$17,271,910
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net leased	$831,221	$637,294	$453,592
Medical office buildings	362,839	166,161	69,747
	1,194,060	803,455	523,339
Resident fees and services	1,229,479	868,095	446,301
Medical office building and other services revenue	20,741	36,471	14,098
Income from loans and investments	39,913	34,415	16,412
Interest and other income	1,106	1,217	484
Total revenues	2,485,299	1,743,653	1,000,634
Expenses:
Interest	293,401	229,346	172,474
Depreciation and amortization	725,981	447,664	200,682
Property-level operating expenses:
Senior living	843,190	590,151	291,831
Medical office buildings	126,152	57,042	24,122
	969,342	647,193	315,953
Medical office building services costs	9,883	27,082	9,518
General, administrative and professional fees	98,801	74,537	49,830
Loss on extinguishment of debt, net	37,640	27,604	9,791
Litigation proceeds, net	—	(202,259)	—
Merger-related expenses and deal costs	63,183	153,923	19,243
Other	6,956	7,270	272
Total expenses	2,205,187	1,412,360	777,763
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	280,112	331,293	222,871
Income (loss) from unconsolidated entities	18,154	(52)	(664)
Income tax benefit (expense)	6,282	30,660	(5,201)
Income from continuing operations	304,548	361,901	217,006
Discontinued operations	57,227	1,360	32,723
Net income	361,775	363,261	249,729
Net (loss) income attributable to noncontrolling interest (net of tax of $0, $0, and $2,271 for the years ended December 31, 2012, 2011 and 2010, respectively)	(1,025)	(1,232)	3,562
Net income attributable to common stockholders	$362,800	$364,493	$246,167
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$1.04	$1.59	$1.36
Discontinued operations	0.20	0.01	0.21
Net income attributable to common stockholders	$1.24	$1.60	$1.57
Diluted:
Income from continuing operations attributable to common stockholders	$1.04	$1.57	$1.35
Discontinued operations	0.19	0.01	0.21
Net income attributable to common stockholders	$1.23	$1.58	$1.56
Weighted average shares used in computing earnings per common share:
Basic	292,064	228,453	156,608
Diluted	294,488	230,790	157,657
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)

Net income	$361,775	$363,261	$249,729
Other comprehensive income (loss):
Foreign currency translation	2,375	(1,944)	6,951
Change in unrealized gain on marketable debt securities	(1,296)	(2,691)	354
Other	213	(171)	(106)
Total other comprehensive income (loss)	1,292	(4,806)	7,199
Comprehensive income	363,067	358,455	256,928
Comprehensive (loss) income attributable to noncontrolling interest	(1,025)	(1,232)	3,562
Comprehensive income attributable to common stockholders	$364,092	$359,687	$253,366

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2012, 2011 and 2010

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2010	$39,160	$2,573,039	$19,669	$(165,710)	$(647)	$2,465,511	$18,549	$2,484,060
Net income	—	—	—	246,167	—	246,167	3,562	249,729
Other comprehensive income	—	—	7,199	—	—	7,199	—	7,199
Net change in noncontrolling interest	—	(18,503)	—	—	—	(18,503)	(18,632)	(37,135)
Dividends to common stockholders—$2.14 per share	—	—	—	(336,085)	—	(336,085)	—	(336,085)
Issuance of common stock for stock plans	197	21,076	—	—	3,371	24,644	—	24,644
Grant of restricted stock, net of forfeitures	34	1,231	—	—	(3,472)	(2,207)	—	(2,207)
Balance at December 31, 2010	39,391	2,576,843	26,868	(255,628)	(748)	2,386,726	3,479	2,390,205
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Other comprehensive loss	—	—	(4,806)	—	—	(4,806)	—	(4,806)
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)
Balance at December 31, 2011	72,240	9,593,583	22,062	(412,181)	(747)	9,274,957	80,987	9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive income	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	$73,904	$9,920,962	$23,354	$(777,927)	$(221,165)	$9,019,128	$70,235	$9,089,363
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$361,775	$363,261	$249,729
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	764,775	459,704	206,064
Amortization of deferred revenue and lease intangibles, net	(17,118)	(12,159)	(1,764)
Other non-cash amortization	(39,943)	(13,163)	8,750
Change in fair value of financial instruments	99	2,959	—
Stock-based compensation	20,784	19,346	14,078
Straight-lining of rental income, net	(24,042)	(14,885)	(10,167)
Loss on extinguishment of debt, net	37,640	27,604	9,791
Gain on real estate dispositions, net (including amounts in discontinued operations)	(80,952)	—	(25,241)
Gain on real estate loan investments	(5,230)	(3,255)	(915)
Gain on sale of marketable securities	—	(733)	—
Income tax (benefit) expense (including amounts in discontinued operations)	(6,286)	(31,137)	5,201
(Income) loss from unconsolidated entities	(1,509)	52	664
Gain on re-measurement of equity interest upon acquisition, net	(16,645)	—	—
Other	10,315	4,446	(46)
Changes in operating assets and liabilities:
Decrease (increase) in other assets	3,756	424	(8,245)
Increase (decrease) in accrued interest	9,969	(9,150)	1,311
Decrease in accounts payable and other liabilities	(24,572)	(20,117)	(1,588)
Net cash provided by operating activities	992,816	773,197	447,622
Cash flows from investing activities:
Net investment in real estate property	(1,453,065)	(531,605)	(274,441)
Purchase of private investment funds	(276,419)	—	—
Purchase of noncontrolling interest	(3,934)	(3,319)	(42,333)
Investment in loans receivable	(452,558)	(628,133)	(38,725)
Funds held in escrow for future development expenditures	(28,050)	—	—
Proceeds from real estate disposals	149,045	20,618	58,163
Proceeds from loans receivable	43,219	220,179	19,291
Proceeds from sale or maturity of marketable securities	37,500	23,050	—
Development project expenditures	(114,002)	(47,591)	(1,662)
Capital expenditures	(69,430)	(50,473)	(18,193)
Other	(1,995)	(165)	(4,020)
Net cash used in investing activities	(2,169,689)	(997,439)	(301,920)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	84,938	537,452	28,564
Proceeds from debt	2,710,405	1,343,640	597,382
Repayment of debt	(1,193,023)	(1,388,962)	(524,760)
Payment of deferred financing costs	(23,770)	(20,040)	(2,694)
Issuance of common stock, net	342,469	299,847	—
Cash distribution to common stockholders	(728,546)	(521,046)	(336,085)
Cash distribution to redeemable OP unitholders	(4,446)	(2,359)	—
Purchases of redeemable OP units	(4,601)	(185)	—
Distributions to noncontrolling interest	(5,215)	(2,556)	(8,082)
Other	20,703	2,491	14,223
Net cash provided by (used in) financing activities	1,198,914	248,282	(231,452)
Net increase (decrease) in cash and cash equivalents	22,041	24,040	(85,750)
Effect of foreign currency translation on cash and cash equivalents	60	(45)	165
Cash and cash equivalents at beginning of period	45,807	21,812	107,397
Cash and cash equivalents at end of period	$67,908	$45,807	$21,812

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2012, 2011 and 2010

	2012	2011	2010
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$329,655	$257,175	$161,352
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$582,694	$10,973,093	$125,846
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(134,003)	—	—
Other assets acquired	77,730	594,176	(385)
Debt assumed	412,825	3,651,089	125,320
Other liabilities	70,391	952,279	141
Deferred income tax liability	4,299	43,889	—
Redeemable OP unitholder interests	—	100,888	—
Noncontrolling interests	34,580	81,192	—
Equity issued	4,326	6,737,932	—
Debt transferred on the sale of assets	14,535	—	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”) is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2012, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, medical office buildings (“MOBs”), and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2012, we leased 898 properties (excluding MOBs and properties classified as held for sale) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (formerly Sunrise Senior Living, Inc. and, together with its affiliates, “Sunrise”), to manage 223 of our seniors housing communities pursuant to long-term management agreements. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) leased from us 196 properties and 148 properties (excluding six properties included in investments in unconsolidated entities), respectively, as of December 31, 2012.
In addition, through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. From time to time, we also make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
Note 2—Accounting Policies
Principles of Consolidation
The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
U.S. generally accepted accounting principles (“GAAP”) requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.
We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At December 31, 2012, we did not have any unconsolidated VIEs.
As it relates to investments in joint ventures, based on the type of rights held by the limited partner(s), GAAP may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if: there is a change

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to the terms or in the exercisability of the rights of the limited partners; the sole general partner increases or decreases its ownership of limited partnership interests; or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
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
We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could record more or less income than the joint venture has generated, more or less income than actual cash distributions received or more or less income than the amount we may receive in the event of an actual liquidation.
Redeemable OP Unitholder and Noncontrolling Interests
In connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”) in July 2011, we acquired a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of December 31, 2012, third party investors owned 2,257,629 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.0% of the total units then outstanding, and we owned 6,099,930 Class B limited partnership units in NHP/PMB, representing the remaining 73.0%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2012 and 2011, the fair value of the redeemable OP unitholder interests was $114.9 million and $102.8 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2012 and 2011. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of (i) their initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions, or (ii) the redemption value. With respect to these joint ventures, our joint venture partner has certain redemption rights that are outside our control and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Noncontrolling Interests
Other than redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For earnings of consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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
Business Combinations
We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and the in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations at that time.
We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property’s acquisition date fair value and an estimate of the future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate property for which we have recorded a tenant purchase option intangible liability (excluding properties classified as held for sale) was $432.5 million and $644.0 million at December 31, 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. All of our assumed capital leases contain bargain purchase options that we intend to exercise. Therefore, we recognized real estate assets based on the acquisition date fair values of the underlying properties and liabilities (within senior notes payable and other debt) based on the acquisition date fair values of the capital lease obligations. We depreciate assets recognized under capital leases that contain bargain purchase options over the assets’ respective useful lives. Lease payments are allocated between the reduction of the capital lease obligation and interest expense using the interest method. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value, and we amortize the recognized asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of our investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination. We recorded $35.6 million of real estate impairment charges for the year ended December 31, 2012, primarily related to our triple-net leased properties reportable business segment. These charges are primarily recorded as a component of depreciation and amortization in both continuing and discontinued operations in our Consolidated Statements of Income.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We evaluate our investments in unconsolidated entities for impairment whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment. Our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. In the first step of this approach, we estimate the fair value of a reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step. The second step of this approach requires us to assign the fair value of a reporting unit to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques, which are based, in turn, upon level three inputs, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Assets Held for Sale and Discontinued Operations
We sell properties from time to time for various reasons, including market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. Discontinued operations is defined as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposal transaction and the entity will not have any significant continuing involvement in the operations of the component after the disposal transaction. The results of operations and any gain or loss on assets sold or classified as held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We have estimated interest expense allocated to discontinued operations based on property values and our weighted average interest rate or the property’s actual mortgage interest.
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable, net or, with respect to unsecured loans receivable, other assets) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
We regularly evaluate the collectibility of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
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
Deferred Financing Costs
We amortize deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing costs, net of accumulated amortization, were approximately $42.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million and $26.7 million at December 31, 2012 and 2011, respectively. Amortized costs of approximately $10.5 million for the year ended December 31, 2012 and $17.8 million for each of the years ended December 31, 2011 and 2010 were included in interest expense.
Marketable Debt and Equity Securities
We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.
Derivative Instruments
We recognize all derivative instruments in either other assets or accounts payable and other liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments in other expenses in our Consolidated Statements of Income or accumulated other comprehensive income on our Consolidated Balance Sheets, depending on the intended use of the derivative and our designation of the instrument.
We do not use our derivative financial instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, for trading or speculative purposes. Our interest rate caps were designated as having a hedging relationship with their underlying securities and therefore meet the criteria for hedge accounting under GAAP. Accordingly, our interest rate caps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in accumulated other comprehensive income on our Consolidated Balance Sheets. Our interest rate swaps (excluding the interest rate swap contract of an unconsolidated joint venture described below) and foreign currency forward contracts were not designated as having a hedging relationship with their underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, our interest rate swaps and foreign currency forward contracts are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income. One of our unconsolidated joint ventures is party to an interest rate swap contract that was designated as effectively hedging the variability of expected cash flows related to variable rate debt secured by a portion of its real estate portfolio. We recognize our proportionate share of the change in fair value of this swap in accumulated other comprehensive income on our Consolidated Balance Sheets.
Fair Values of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on our own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We use the following methods and assumptions in estimating the fair value of our financial instruments.

•
Cash and cash equivalents - The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses, if any, on loans receivable using level three inputs.

•
Marketable debt securities - We estimate the fair value of marketable debt securities using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access.

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings.

•
Contingent consideration - We estimate the fair value of contingent consideration using level three inputs: we assess the probability of expected future cash flows over the period during which the obligation is expected to be settled and apply a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation.

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable Class A limited partnership units using level two inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases, including a majority of the leases we acquired in connection with the NHP acquisition, and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2012 and 2011, this cumulative excess (net of allowances) totaled $120.3 million and $96.9 million, respectively.
Four of our five master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.
We recognize income from rent, lease termination fees, development services, management advisory services, and all other income when all of the following criteria are met in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Stock-Based Compensation
We recognize share-based payments to employees and directors, including grants of stock options, in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the fair value of the award.
Gain on Sale of Assets
We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our Consolidated Balance Sheets. We recognize gains on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, provided that we continue to qualify as a REIT, we generally will not be subject to federal income tax on net income that we distribute to our stockholders. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries,” we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Foreign Currency
Certain of our subsidiaries’ functional currencies are the local currencies of their respective countries. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets. We record foreign currency transaction gains and losses in our Consolidated Statements of Income.
Segment Reporting
As of December 31, 2012, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs.
On July 1, 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities. With the addition of these businesses and properties, we believed that the segregation of our MOB operations into its own reportable business segment would be useful in assessing the performance of our MOB business in the same way that management evaluates our performance and makes operating decisions. Prior to the acquisition, we operated through two reportable business segments: triple-net leased properties; and senior living operations. See “Note 20—Segment Information.”
Convertible Debt Instruments
We separately account for the liability and equity components of convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement) in a manner that reflects our nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. As a result of convertible debt instruments we had outstanding during 2011 and 2010, our interest expense increased and our net income decreased by $4.0 million ($0.02 per diluted share) and $4.2 million ($0.03 per diluted share) for the years ended December 31, 2011 and 2010, respectively. In November 2011, we repaid in full $230.0 million principal amount outstanding of our convertible notes upon maturity and issued 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount. See “Note 10—Borrowing Arrangements.”
Operating Leases
We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for leases that provide for periodic and determinable increases in base rent.
Recently Issued or Adopted Accounting Standards
In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”), which amends ASC Topic 220, Comprehensive Income. ASU 2011-05 requires entities to present comprehensive income in either: (i) one continuous financial statement or (ii) two separate but consecutive statements that display net income and the components of other comprehensive income. Totals and individual components of both net income and other comprehensive income must be included in either presentation. In December 2011, the FASB issued ASU 2011-12, Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). The provisions of ASU 2011-12 indefinitely defer portions of ASU 2011-05 related to the presentation of reclassification of items out of accumulated other comprehensive income. We adopted the provisions of ASU 2011-05 and ASU 2011-12 on January 1, 2012.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 3—Concentration of Credit Risk
As of December 31, 2012, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 17.8%, 14.8%, 10.4% and 4.4%, respectively, of our real estate investments based on their gross book value (excluding properties classified as held for sale as of December 31, 2012). Also, as of December 31, 2012, seniors housing communities constituted approximately 61.2% of our real estate portfolio based on gross book value (excluding properties classified as held for sale as of December 31, 2012), with skilled nursing and other facilities, MOBs and hospitals, collectively comprising the remaining 38.8%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of December 31, 2012, with properties in one state (California) accounting for more than 10% of our total revenues or total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the year ended December 31, 2012. Properties in one state (California) and properties in two states (California and Illinois) each accounted for more than 10% of our total revenues or total NOI (in each case excluding amounts in discontinued operations) for the years ended December 31, 2011 and 2010, respectively.
Triple-Net Leased Properties
For the years ended December 31, 2012, 2011 and 2010, approximately 10.5%, 14.5% and 24.7%, respectively, of our total revenues and 17.4%, 23.7% and 36.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 6.4%, 7.7% and 10.9%, respectively, of our total revenues and 10.5%, 12.5% and 16.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant, as well as bundled lease renewals.
Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net and MOB leases as of December 31, 2012 (excluding properties included in investments in unconsolidated entities and properties classified as held for sale as of December 31, 2012):

	Kindred	Brookdale Senior Living	Other	Total
	(In thousands)
2013	$229,845	$153,919	$738,635	$1,122,399
2014	219,255	144,493	720,055	1,083,803
2015	127,200	135,822	698,249	961,271
2016	81,641	134,072	651,125	866,838
2017	83,786	134,072	594,915	812,773
Thereafter	258,226	296,265	3,796,780	4,351,271
Total	$999,953	$998,643	$7,199,759	$9,198,355
Senior Living Operations
As of December 31, 2012, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 220 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
In December 2012, we acquired a 34% ownership interest in Atria through the acquisition of certain private equity funds (the “Funds”) previously managed by Lazard Frères Real Estate Investments LLC or its affiliates (“LFREI”). In connection with this transaction, we obtained certain rights and minority protections regarding material transactions affecting Atria, as well as the right to appoint two directors to the Atria Board of Directors.
In August 2012, Sunrise announced that it had agreed to be acquired by Health Care REIT, Inc. (“Health Care REIT”). In connection with this announcement, Sunrise effected an internal reorganization to separate its subsidiaries that operate and manage seniors housing communities (collectively, the “Sunrise management business”) from its real estate assets and its equity interests in subsidiaries and joint ventures that hold real estate assets (collectively, the “Sunrise real estate”). In January 2013, the Sunrise management business was sold to a partnership comprised of three private equity firms and Health Care REIT, and the Sunrise real estate was acquired by Health Care REIT.
Kindred, Brookdale Senior Living, Atria and Sunrise Information
Each of Kindred and Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Kindred or Brookdale Senior Living, as the case may be, or other publicly available information, or was provided to us by Kindred or Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
Neither Atria nor Sunrise is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy.
Note 4—Acquisitions of Real Estate Property
The following summarizes our acquisitions in 2012, 2011 and 2010. We make acquisitions and investments in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic area, asset type, business model or revenue source.
2012 Acquisitions
Funds Acquisition
In December 2012, we acquired 100% of the Funds previously managed by LFREI. The acquired Funds primarily own a 34% interest in Atria, which is recorded as an investment in unconsolidated entities on our Consolidated Balance Sheets, and 3.7 million shares of our common stock. In conjunction with this acquisition, we also extinguished our obligation related to the “earnout,” a contingent performance-based payment arising out of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), for an additional $44 million. This amount represented the discounted net present value of the potential future payment, which was previously reflected on our Consolidated Balance Sheets as a liability.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cogdell Acquisition
In April 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners’ share of net debt assumed was $36.3 million at the time of the acquisition.
Pursuant to the terms of, and subject to the conditions set forth in, the agreement and plan of merger, at the effective time of the merger, (a) each outstanding share of Cogdell common stock, and each outstanding unit of limited partnership interest in Cogdell’s operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell’s 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (including $36.3 million of our joint venture partners’ share) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.
As of December 31, 2012, we had incurred a total of $28.6 million of acquisition-related costs related to the Cogdell acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods.
Completed Developments
During 2012, we completed the development of three MOBs and two seniors housing communities. These completed developments represent $116.9 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2012.
Other 2012 Acquisitions
In May 2012, we acquired 16 seniors housing communities managed by Sunrise in an all-cash transaction. Sunrise continues to manage the acquired assets under existing long-term management agreements. During 2012, we also invested in 21 seniors housing communities, two skilled nursing facilities and 44 MOBs, including 36 MOBs that we had previously accounted for as investments in unconsolidated entities. See “Note 7—Investments in Unconsolidated Entities.”
Estimated Fair Value
We are accounting for our 2012 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and we have completed our initial accounting for these acquisitions, which are subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

	Cogdell	Sunrise	Other	Total
	(In thousands)
Land and improvements	$93,585	$41,689	$59,538	$194,812
Buildings and improvements	626,302	311,888	782,870	1,721,060
Construction in progress	23,944	—	1,653	25,597
Acquired lease intangibles	117,132	14,320	71,347	202,799
Other assets	24,466	890	20,520	45,876
Total assets acquired	885,429	368,787	935,928	2,190,144
Notes payable and other debt	213,430	—	199,395	412,825
Other liabilities	51,280	10,565	65,837	127,682
Total liabilities assumed	264,710	10,565	265,232	540,507
Noncontrolling interest assumed	29,058	—	8,640	37,698
Net assets acquired	591,661	358,222	662,056	1,611,939
Cash acquired	12,202	—	12,669	24,871
Total cash used	$579,459	$358,222	$649,387	$1,587,068

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 Acquisitions
ASLG Acquisition
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
As a result of the ASLG transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel, located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, ASLG spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us.
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
Included in other assets above is $80.5 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. All of the goodwill was assigned to our senior living operations reportable business segment.
As partial consideration for the ASLG acquisition, the sellers received the right to earn additional amounts (“contingent consideration”) based upon the achievement of certain performance metrics, including the future operating results of the acquired assets, and other factors. We estimated the acquisition date fair value of contingent consideration ($44.2 million included in other liabilities above) using probability assessments of expected future cash flows over the period in which the obligation is expected to be settled and applying a discount rate that appropriately captures a market participant’s view of the risk associated with the obligation. See “2012 Acquisitions—Funds Acquisition” above for a discussion of subsequent activity related to this contingent consideration.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We accounted for the NHP acquisition under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs (in thousands):

Land and improvements	$701,154
Buildings and improvements	6,147,737
Acquired lease intangibles	493,125
Investment in unconsolidated entities	93,553
Other assets	815,968
Total assets acquired	8,251,537
Notes payable and other debt	1,882,752
Other liabilities	720,420
Total liabilities assumed	2,603,172
Redeemable OP unitholder interests assumed	100,888
Noncontrolling interest assumed (including redeemable interests)	76,658
Net assets acquired	5,470,819
Cash acquired	29,205
Equity issued	5,365,819
Total cash used	$75,795
The allocation of fair values of the assets acquired and liabilities assumed differs from the allocation reported in “Note 4—Acquisitions of Real Estate Property” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 22, 2012, due primarily to reclassification adjustments for presentation, adjustments to our valuation assumptions and acquiring additional information not readily available at the date of acquisition. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities.
Included in other assets above is $399.0 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. We have allocated $338.5 million and $60.5 million of the goodwill balance to our triple-net leased properties and MOB operations reportable business segments, respectively, based on relative fair value.
Other 2011 Acquisitions
During 2011, we also invested approximately $329.5 million, including the assumption of $134.9 million in debt, in 14 MOBs and five seniors housing communities.
2010 Acquisitions
Lillibridge Acquisition
In July 2010, we completed the acquisition of businesses owned and operated by Lillibridge and its related entities and their real estate interests in 96 MOBs and ambulatory facilities for approximately $381 million, including the assumption of $79.5 million of mortgage debt that was not repaid in connection with the closing.
As a result of the Lillibridge acquisition, we acquired: a 100% interest in Lillibridge’s property management, leasing, marketing, facility development, and advisory services business; a 100% interest in 38 MOBs; a 20% joint venture interest in 24 MOBs; and a 5% joint venture interest in 34 MOBs. We are the managing member of these joint ventures and the property manager for the joint venture properties. Two institutional third parties hold the controlling interests in these joint ventures, and we have a right of first offer on those interests. We funded the acquisition with cash on hand, borrowings under our unsecured revolving credit facilities and the assumption of mortgage debt. In connection with the acquisition, $132.7 million of mortgage debt was repaid. See “Note 7—Investments in Unconsolidated Entities” for a discussion of our subsequent acquisition of controlling interests in certain of the aforementioned joint ventures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other 2010 Acquisitions
During 2010, we also purchased five MOBs for a purchase price of $36.6 million and acquired Sunrise’s noncontrolling interests in 58 of our Sunrise-managed seniors housing communities for a total valuation of approximately $186 million, including the assumption of Sunrise’s share of mortgage debt totaling approximately $144 million. The noncontrolling interests acquired represented between 15% and 25% ownership interests in the communities. We recorded the difference between the consideration paid and the noncontrolling interest balance as a component of equity in capital in excess of par value on our Consolidated Balance Sheets.
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
Acquisition-related costs related to the ASLG and NHP acquisitions were not expected to have a continuing significant impact on our financial results and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies or lower borrowing costs that we have achieved or may achieve as a result of the acquisitions or any strategies that management has or may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, investments, dispositions or capital markets transactions that we completed during the periods presented or eliminate the litigation proceeds we received in 2011 in connection with our lawsuit against HCP, Inc. (“HCP”). These pro forma results are not necessarily indicative of the operating results that would have been obtained had the ASLG and NHP acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Note 5—Dispositions
2012 Dispositions
Triple-Net Leased Properties
During 2012, we sold 36 seniors housing communities (ten of which were pursuant to the exercise of tenant purchase options) and two skilled nursing facilities for aggregate consideration of $318.9 million, including fees of $5.0 million. We recognized a net gain on the sales of these assets of $81.0 million during 2012. We deposited a majority of the proceeds from the sale of 21 seniors housing communities in an Internal Revenue Code (the “Code”) Section 1031 exchange escrow account with a qualified intermediary, and we used approximately $134.5 million of these proceeds for certain of our seniors housing communities and MOB acquisitions during 2012. As of December 31, 2012, no proceeds remained in the 1031 exchange escrow account related to these sales.
Senior Living Operations
In June 2012, we declined to exercise our renewal option on the operating leases (in which we were the lessee) related to two seniors housing communities we acquired as part of the ASLG acquisition that expired on June 30, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

MOB Operations
During 2012, we sold five MOBs for aggregate consideration of $27.2 million. We recognized a gain on the sale of these assets of $4.5 million.
2011 Dispositions
During 2011, we sold two seniors housing communities and two skilled nursing facilities pursuant to the exercise of tenant purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales.
2010 Dispositions
During 2010, we sold seven seniors housing communities for aggregate consideration of $60.5 million, including lease termination fees of $0.7 million, and recognized a gain from these sales of $17.3 million.
Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of December 31, 2012, and all assets disposed of and all operating leases (under which we were the lessee) not renewed during the three-year period ended December 31, 2012. Set forth below is a summary of our results of operations for properties within discontinued operations for the three years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, we classified six seniors housing communities, nine skilled nursing facilities and four MOBs as assets held for sale, included within other assets on our Consolidated Balance Sheets. We recognized impairments of $13.9 million for the year ended December 31, 2012, representing our estimated aggregate loss on the expected sales of these assets. These charges are primarily recorded as a component of depreciation and amortization in the table below.

	2012	2011	2010
	(In thousands)
Revenues:
Rental income	$21,511	$26,196	$19,583
Resident fees and services	4,080	5,213	—
Interest and other income	5,052	—	725
	30,643	31,409	20,308
Expenses:
Interest	8,630	12,711	7,444
Depreciation and amortization	38,793	12,040	5,382
Property-level operating expenses	5,051	4,392	—
General, administrative and professional fees	12	—	—
Other	1,886	1,383	—
	54,372	30,526	12,826
(Loss) income before income taxes and gain on sale of real estate assets	(23,729)	883	7,482
Income tax benefit	4	477	—
Gain on real estate dispositions, net	80,952	—	25,241
Discontinued operations	$57,227	$1,360	$32,723
Note 6—Loans Receivable
As of December 31, 2012 and 2011, we had $697.1 million and $276.2 million, respectively, of net loans receivable relating to seniors housing and healthcare operators or properties.
In December 2012, we made two secured loans in an aggregate principal amount totaling $425.0 million and having a weighted average interest rate of 8.5% per annum as of December 31, 2012. Both loans mature in 2017.
During 2012, we received aggregate proceeds of $37.6 million in final repayment of three secured loans receivable and four unsecured loans receivable.
In 2011, in connection with the NHP acquisition, we acquired (i) mortgage loans receivable having an initial aggregate fair value of approximately $271.7 million and secured by 53 seniors housing and healthcare properties and (ii) unsecured loans

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

receivable having an initial aggregate fair value of approximately $60.5 million. Also in 2011, we made a first mortgage loan in the aggregate principal amount of $12.9 million, bearing interest at a fixed rate of 9.0% per annum and maturing in 2016.
During 2011, we received aggregate proceeds of $218.5 million in final repayment of eight secured loans receivable and recognized a gain of $4.4 million (included in income from loans and investments in our Consolidated Statements of Income) in connection with these repayments.
Note 7—Investments in Unconsolidated Entities
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. In December 2012, we acquired a 34% interest in Atria. At December 31, 2012 and 2011, we also owned interests ranging between 5% and 25% in 55 properties and 92 properties, respectively, that were accounted for under the equity method.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $7.3 million, $5.7 million and $1.9 million for the years ended December 31, 2012, 2011 and 2010, respectively.
We are not required to consolidate these entities, as our joint venture partners have significant participating rights, nor are these entities considered variable interest entities, as they are controlled by equity holders with sufficient capital. Our net investment in properties owned through unconsolidated entities as of December 31, 2012 and 2011 was $95.4 million and $105.3 million, respectively. For the years ended December 31, 2012, 2011 and 2010, we recorded income (loss) from unconsolidated entities of $18.2 million, $(0.1) million and $(0.7) million, respectively.
In August 2012, we acquired the controlling interests (ranging between 80% and 95%) in 36 MOBs and one other MOB that is being marketed for sale for approximately $350.0 million, including the assumption of $101.6 million in debt. This transaction had a total value of approximately $380.0 million. Prior to this acquisition, our equity method investment in these joint ventures was approximately $12.5 million. In connection with our acquisition of the controlling interests, we re-measured the fair value of our previously held equity interest at the acquisition date fair value to be approximately $30.0 million and recognized a net gain of $16.6 million, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
Note 8—Intangibles
The following is a summary of our intangibles as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$215,367	9.5	$210,358	10.1
In-place and other lease intangibles	766,337	23.3	590,500	22.4
Other intangibles	33,378	8.6	16,169	13.5
Accumulated amortization	(352,692)	N/A	(188,442)	N/A
Goodwill	490,452	N/A	448,393	N/A
Net intangible assets	$1,152,842	19.3	$1,076,978	18.5
Intangible liabilities:
Below market lease intangibles	$429,907	15.3	$442,612	15.3
Other lease intangibles	28,966	15.8	27,157	7.9
Accumulated amortization	(78,560)	N/A	(37,607)	N/A
Purchase option intangibles	36,048	N/A	112,670	N/A
Net intangible liabilities	$416,361	15.3	$544,832	15.2
________
N/A—Not Applicable

Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease, other lease and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2012, 2011 and 2010, our net amortization expense related to these intangibles was $123.3 million, $62.5 million and $6.9 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2013—$63.0 million; 2014—$43.1 million; 2015—$31.6 million; 2016—$23.8 million; and 2017—$14.8 million.
Note 9—Other Assets
The following is a summary of our other assets as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Straight-line rent receivables, net	$120,325	$96,883
Marketable debt securities	5,400	43,331
Unsecured loans receivable, net	62,118	63,598
Goodwill and other intangibles, net	515,429	462,655
Assets held for sale	111,556	119,290
Other	106,857	105,475
Total other assets	$921,685	$891,232
At December 31, 2012, we held corporate marketable debt securities, classified as available-for-sale and included within other assets on our Consolidated Balance Sheets, having an aggregate amortized cost basis and fair value of $4.6 million and $5.4 million, respectively, and maturing on April 15, 2016. At December 31, 2011, our marketable debt securities had an aggregate amortized cost basis and fair value of $41.2 million and $43.3 million, respectively. In October 2012, we received payment on $37.5 million of our corporate marketable debt securities at par upon maturity. During 2011, we sold certain marketable debt securities for $23.1 million in proceeds and recognized aggregate gains from these sales of approximately $1.8 million (included in income from loans and investments in our Consolidated Statements of Income).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements
The following is a summary of our senior notes payable and other debt as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Unsecured revolving credit facilities	$540,727	$455,578
9% Senior Notes due 2012	—	82,433
8¼% Senior Notes due 2012	—	72,950
Unsecured term loan due 2013	—	200,000
6.25% Senior Notes due 2013	269,850	269,850
Unsecured term loan due 2015(1)	130,336	126,875
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
6½% Senior Notes due 2016	—	200,000
Unsecured term loan due 2017(1)	375,000	375,000
6¾% Senior Notes due 2017	—	225,000
Unsecured term loan due 2018	180,000	—
2.00% Senior Notes due 2018	700,000	—
4.00% Senior Notes due 2019	600,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	—
3.25% Senior Notes due 2022	500,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
Mortgage loans and other(2)	2,880,609	2,762,964
Total	8,186,315	6,180,443
Capital lease obligations	142,412	143,006
Unamortized fair value adjustment	111,623	144,923
Unamortized discounts	(26,704)	(39,256)
Senior notes payable and other debt	$8,413,646	$6,429,116
_______

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

(2)
Excludes debt related to real estate assets classified as held for sale as of December 31, 2012 and 2011, respectively. The total mortgage debt for these properties as of December 31, 2012 and 2011 was $23.2 million and $14.6 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

Unsecured Revolving Credit Facility and Unsecured Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At December 31, 2012, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans, and the facility fee was 17.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
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
At December 31, 2012, we had $540.7 million of borrowings outstanding, $5.9 million of outstanding letters of credit and $1.45 billion of available borrowing capacity under our unsecured revolving credit facility. We recognized a $2.4 million loss on extinguishment of debt for the year ended December 31, 2011, representing the write-off of unamortized deferred financing fees as a result of terminating our previous unsecured revolving credit facilities.
In October 2012, we entered into a new $180.0 million unsecured term loan that matures in January 2018. Borrowings under the term loan bear interest at the applicable LIBOR plus a spread based on our senior unsecured long-term debt ratings (120 basis points at December 31, 2012).
In August 2012, we prepaid in full our $200.0 million three-year unsecured term loan that was scheduled to mature in September 2013. The term loan was non-amortizing and bore interest at an all-in fixed rate of 4% per annum.
In December 2011, we entered into a new $500.0 million unsecured term loan facility with a weighted average maturity of 4.5 years, initially priced at 125 basis points over LIBOR . The term loan facility consists of a three-year tranche and a five-year tranche and includes an accordion feature that permits us to expand our borrowing capacity to up to $900.0 million, subject to the satisfaction of certain conditions. Borrowings under the term loan facility may be made in U.S. dollars or Canadian dollars.
Each of our existing term loans contains the same restrictive covenants as our unsecured revolving credit facility.
Convertible Senior Notes
In November 2011, we repaid in full $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity. In accordance with the terms of the indenture governing the convertible notes, we paid the principal amount of the notes and accrued but unpaid interest thereon in cash and issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the principal amount. The conversion rate of the convertible notes had been subject to adjustment in certain circumstances, including the payment of certain quarterly dividends in excess of a reference amount. To the extent the market price of our common stock exceeded the conversion price, our earnings per share were diluted. The convertible notes had a minimal dilutive impact per share for the years ended December 31, 2011 and 2010. See “Note 15—Earnings Per Share.”
Senior Notes
As of December 31, 2012, we had outstanding $3.5 billion aggregate principal amount of senior notes issued by our subsidiaries, Ventas Realty and Ventas Capital Corporation (collectively, the “Ventas Issuers”), and approximately $580 million aggregate principal amount of senior notes that were issued by NHP and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with the NHP acquisition.
In February 2013, we repaid in full, at par, $270.0 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.
In December 2012, we issued and sold $700.0 million aggregate principal amount of 2.00% senior notes due 2018, at a public offering price equal to 99.739% of par, for total proceeds of $698.2 million before the underwriting discount and expenses.
In August 2012, we initially issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 (the “2022 Notes”), at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. In December 2012, we issued and sold an additional $225.0 million principal amount of 2022 Notes, at a public offering price equal to 98.509% of par, for total proceeds of $221.6 million before the underwriting discount and expenses.
In April 2012, we issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019, at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2012, we issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022, at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.
During 2012, we repaid in full, at par, $155.4 million aggregate principal amount then outstanding of our 9% senior notes due 2012 and our 8.25% senior notes due 2012 upon maturity, and we redeemed (i) all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date, and (ii) all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, in each case pursuant to the terms of the applicable indenture governing the notes. As a result of these redemptions, we recognized a total loss on extinguishment of debt of $39.7 million.
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021, at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million before the underwriting discount and expenses.
During 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of our 6.50% senior notes due 2011 upon maturity, and we redeemed $200.0 million principal amount outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result of this redemption, we recognized a loss on extinguishment of debt of $8.7 million.
In November 2010, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2015, at a public offering price equal to 99.528% of par, for total proceeds of $398.1 million before the underwriting discount and expenses.
During 2010, we repaid in full, at par, $1.4 million principal amount outstanding of our 6¾% senior notes due 2010 upon maturity, and we redeemed (i) all $71.7 million principal amount then outstanding of our 6 5/8% senior notes due 2014 at a redemption price equal to 102.21% of par, plus accrued and unpaid interest to the redemption date, and (ii) all $142.7 million principal amount then outstanding of our 7 1/8% senior notes due 2015 at a redemption price equal to 103.56% of par, plus accrued and unpaid interest to the redemption date, in each case pursuant to the terms of the applicable indenture governing the notes. As a result of these redemptions, we recognized a total loss on extinguishment of debt of $8.9 million.
All of the Ventas Issuers’ senior notes are unconditionally guaranteed by Ventas. The Ventas Issuers’ senior notes are part of our and the Ventas Issuers’ general unsecured obligations, ranking equal in right of payment with all of our and the Ventas Issuers’ existing and future senior obligations and ranking senior in right of payment to all of our and the Ventas Issuers’ existing and future subordinated indebtedness. However, the Ventas Issuers’ senior notes are effectively subordinated to our and the Ventas Issuers’ secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. The Ventas Issuers’ senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than the Ventas Issuers).
NHP LLC’s senior notes are part of NHP LLC’s general unsecured obligations, ranking equal in right of payment with all of NHP LLC’s existing and future senior obligations and ranking senior to all of NHP LLC’s existing and future subordinated indebtedness. However, NHP LLC’s senior notes are effectively subordinated to NHP LLC’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. NHP LLC’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of its subsidiaries.
The Ventas Issuers may redeem each series of their senior notes and NHP LLC may redeem each series of its senior notes (other than our 6.90% senior notes due 2037 and our 6.59% senior notes due 2038), in whole at any time or in part from time to time, prior to maturity at the redemption prices set forth in the applicable indenture (which include, in many instances, a make-whole premium), plus, in each case, accrued and unpaid interest thereon to the redemption date.
Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1 in each of the years 2017 and 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of the years 2013, 2018, 2023 and 2028.
Mortgages
At December 31, 2012, we had 244 mortgage loans outstanding in the aggregate principal amount of $2.9 billion and secured by 248 of our properties. Of these loans, 223 loans in the aggregate principal amount of $2.5 billion bear interest at fixed rates ranging from 4.0% to 8.6% per annum, and 21 loans in the aggregate principal amount of $438.0 million bear interest at variable rates ranging from 1.0% to 7.3% per annum as of December 31, 2012. At December 31, 2012, the weighted average annual rate on our fixed rate mortgage loans was 6.1%, and the weighted average annual rate on our variable rate mortgage loans was 1.9%. Our mortgage loans had a weighted average maturity of 5.6 years as of December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2012, we assumed mortgage debt of $380.3 million and repaid in full mortgage loans oustanding in the aggregate principal amount of $344.2 million, and recognized a gain on extinguishment of debt of $2.1 million in connection with these repayments.
Scheduled Maturities of Borrowing Arrangements and Other Provisions
As of December 31, 2012, our indebtedness (excluding capital lease obligations) had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2013 (2)	$501,029	$—	$52,198	$553,227
2014	291,708	—	47,960	339,668
2015	1,073,272	540,727	38,673	1,652,672
2016	410,917	—	31,601	442,518
2017	922,731	—	19,427	942,158
Thereafter(2)(3)	4,098,227	—	157,845	4,256,072
Total maturities	$7,297,884	$540,727	$347,704	$8,186,315

(1)	At December 31, 2012, we had $67.9 million of unrestricted cash and cash equivalents, for $472.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Excludes debt related to one property classified as held for sale as of December 31, 2012. The total mortgage debt for this property as of December 31, 2012 was $23.2 million and is scheduled to mature in 2013.

(3)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that are subject to repurchase, at the option of the holders, on October 1 in each of the years 2017 and 2027, and $23.0 million aggregate principal amount of our 6.59% senior notes due 2038 that are subject to repurchase, at the option of the holders, on July 7 in each of the years 2013, 2018, 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. The Ventas Issuers’ senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured revolving credit facility and term loans also require us to maintain certain financial covenants pertaining to, among other things, our consolidated leverage, secured debt, fixed charge coverage and net worth.
As of December 31, 2012, we were in compliance with all of these covenants.
Derivatives and Hedging
In the normal course of our business, we are exposed to the effects of interest rate movements on future cash flows under our variable rate debt obligations and foreign currency exchange rate movements on our senior living operations. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate these risks.
For interest rate exposures, we use derivatives primarily to fix the rate on our variable rate debt and to manage the cost of our borrowing obligations. We do not use derivative instruments for trading or speculative purposes, and we have a policy of entering into contracts only with major financial institutions based upon their credit ratings and other factors. When considered together with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future financial condition or results of operations.
Capital Leases
As of December 31, 2012, we leased eight seniors housing communities pursuant to arrangements that are accounted for as capital leases. Net assets held under capital leases and included in net real estate investments on our Consolidated Balance Sheets totaled $215.0 million and $224.7 million as of December 31, 2012 and 2011, respectively. In January 2013, we acquired these facilities for aggregate consideration of $145.0 million, thereby eliminating our capital lease obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unamortized Fair Value Adjustment
As of December 31, 2012, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $111.6 million and will be recognized as effective yield adjustments over the remaining term of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (which is reflected as a reduction of interest expense) was $52.3 million for the year ended December 31, 2012 and for each of the next five years will be as follows: 2013—$34.1 million; 2014—$28.2 million; 2015—$15.6 million; 2016—$8.9 million; and 2017—$5.3 million.
Note 11—Fair Values of Financial Instruments
As of December 31, 2012 and 2011, the carrying amounts and fair values of our financial instruments were as follows:

	2012		2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$67,908	$67,908	$45,807	$45,807
Secured loans receivable, net	635,002	636,714	212,577	216,315
Derivative instruments	—	—	11	11
Marketable debt securities	5,400	5,400	43,331	43,331
Unsecured loans receivable, net	62,118	65,146	63,598	65,219
Liabilities:
Senior notes payable and other debt, gross	8,186,315	8,600,450	6,180,443	6,637,691
Derivative instruments and other liabilities	45,966	45,966	80,815	80,815
Redeemable OP unitholder interests	114,933	114,933	102,837	102,837
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
Note 12—Stock-Based Compensation
Compensation Plans
We have: five plans under which outstanding options to purchase common stock and shares or units of restricted stock have been, or may be, granted to our officers, employees and non-employee directors (the 2000 Incentive Compensation Plan (Employee Plan), the 2004 Stock Plan for Directors, the 2006 Incentive Plan, the 2006 Stock Plan for Directors, and the 2012 Incentive Plan); one plan under which executive officers may receive common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and two plans under which certain non-employee directors have received or may receive common stock in lieu of director fees (the Common Stock Purchase Plan for Directors (the “Directors Stock Purchase Plan”) and the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”
During the year ended December 31, 2012, we were permitted to make option, restricted stock and restricted stock unit grants and stock issuances only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan, the 2006 Incentive Plan and the 2006 Stock Plan for Directors. The 2006 Incentive Plan and the 2006 Stock Plan for Directors expired on December 31, 2012, and no additional grants are permitted under those Plans after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2012 were as follows:

•
Executive Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 500,000 shares were available for future issuance as of December 31, 2012.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 432,070 shares were available for future issuance as of December 31, 2012.

•
2012 Incentive Plan - The number of shares reserved for grants or issuance to employees and non-employee directors as of December 31, 2012 equaled the sum of (1) 7,500,000 shares, plus (2) 1,336,614 shares that were available for grant under the 2006 Incentive Plan and the 2006 Stock Plan for Directors (together, the “Existing Plans”) as of December 31, 2012, plus (3) up to 1,835,325 shares subject to stock options granted under the Existing Plans that were outstanding as of December 31, 2012 and that expire, or for any reason are forfeited, cancelled or terminated, after December 31, 2012 without being exercised, plus (4) up to 595,480 shares of restricted stock or restricted stock units granted under the Existing Plans that were outstanding as of December 31, 2012 and that for any reason are forfeited, cancelled, terminated or otherwise reacquired by us after December 31, 2012 without having become vested. 8,836,614 of these shares were available for future issuance, effective as of January 1, 2013. The 2012 Incentive Plan replaced the Existing Plans.

Under the Plans that provide for the issuance of stock options, outstanding options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over periods of two or three years. The vesting of stock options may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.
In connection with the NHP acquisition, we assumed certain outstanding options, shares of restricted stock and restricted stock units previously issued to NHP employees pursuant to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, as amended (the “NHP Plan”). The outstanding awards continue to be subject to the terms and conditions of the NHP Plan and the applicable award agreements.
Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2012	2011	2010
Risk-free interest rate	0.68 - 1.39%	1.22 - 2.78%	2.00 - 3.45%
Dividend yield	6.75%	6.75%	6.75%
Volatility factors of the expected market price for our common stock	35.9 - 42.9%	35.7 - 44.3%	37.1 - 44.6%
Weighted average expected life of options	4.25 - 7.0 years	4.25 - 7.0 years	4.25 - 7.0 years
The following is a summary of stock option activity in 2012:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2011	2,047,005	$11.45 - $57.19	$42.10
Options granted	459,015	55.13 - 55.69	55.58
Options exercised	(596,021)	11.45 - 57.19	36.14
Outstanding as of December 31, 2012	1,909,999	11.86 - 57.19	47.20	6.9	$33,469
Exercisable as of December 31, 2012	1,488,579	$11.86 - $57.19	$44.96	6.3	$29,410
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods. Compensation costs related to stock options for the years ended December 31, 2012, 2011 and 2010 were $4.4 million, $4.2 million and $3.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested stock options as of December 31, 2012 and changes during the year then ended follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	361,040	$10.76
Granted	459,015	10.54
Vested	(398,629)	10.40
Nonvested at end of year	421,426	$10.86
As of December 31, 2012, we had $1.6 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.2 years. Aggregate proceeds received from options exercised under the Plans or the NHP Plan for the years ended December 31, 2012, 2011 and 2010 were $21.5 million, $2.5 million and $10.9 million, respectively.
Restricted Stock and Restricted Stock Units
We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of approximately $16.4 million in 2012, $15.1 million in 2011 and $11.0 million in 2010. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. The vesting of restricted stock and restricted stock units may accelerate upon a change of control of Ventas, as defined in the applicable Plan, and other specified events.
A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2012, and changes during the year ended December 31, 2012 follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2011	592,198	$50.09	33,289	$50.04
Granted	276,484	55.61	4,112	55.13
Vested	(271,224)	50.12	(30,576)	50.65
Forfeited	(5,574)	49.36	—	—
Nonvested at December 31, 2012	591,884	$52.66	6,825	$50.34
As of December 31, 2012, we had $18.2 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans and $0.1 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units assumed in the NHP acquistion. We expect to recognize that cost over a weighted average period of 2.7 years.
Employee and Director Stock Purchase Plan
We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2012, 53,845 shares had been purchased under the ESPP and 2,446,155 shares were available for future issuance.
Employee Benefit Plan
We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2012, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2012, 2011 and 2010, our aggregate contributions were approximately $768,000, $267,000 and $200,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 13.
Although we intend to continue to operate in such a manner as to enable us to qualify as a REIT, our actual qualification and taxation as a REIT depends upon our ability to meet, on a continuing basis, distribution levels, stock ownership and various qualification tests. During the years ended December 31, 2012, 2011 and 2010, our tax treatment of distributions per common share was as follows:

	2012	2011	2010
Tax treatment of distributions:
Ordinary income	$2.23124	$2.28131	$1.99928
Long-term capital gain	0.18884	0.01869	0.07644
Unrecaptured Section 1250 gain	0.05992	—	0.06428
Distribution reported for 1099-DIV purposes	$2.48000	$2.30000	$2.14000
We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2012, 2011 and 2010. Our consolidated (benefit) provision for income taxes for the years ended December 31, 2012, 2011 and 2010 was as follows:

	2012	2011	2010
	(In thousands)
Current	$1,208	$(4,080)	$2,459
Deferred	(7,490)	(26,580)	2,742
Total	$(6,282)	$(30,660)	$5,201
The income tax benefit for the year ended December 31, 2012 primarily relates to the income tax benefit of ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities, net of the current period valuation allowance. The income tax benefit for the year ended December 31, 2011 primarily relates to the reversal of certain income tax contingency reserves, including interest, and the income tax benefit of ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities. The statute of limitations with respect to our 2008 U.S. federal income tax returns expired in September 2012. We did not recognize any income tax expense as a result of the litigation proceeds that we received in the third and fourth quarters of 2011, as no income taxes are payable on these proceeds.
The deferred tax expense for the year ended December 31, 2010 was adjusted by income tax expense of $2.3 million related to the noncontrolling interest share of net income. For the tax years ended December 31, 2012, 2011 and 2010, the Canadian income tax provision included in the consolidated benefit for income taxes was a benefit of $0.7 million, an expense of $0.5 million and a benefit of $0.3 million, respectively.
Although the TRS entities have paid minimal cash federal income taxes, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2012, 2011 and 2010, to the income tax benefit is as follows:

	2012	2011	2010
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$104,392	$115,953	$78,381
State income taxes, net of federal benefit	(842)	(2,364)	700
Increase in valuation allowance	33,072	9,408	5,705
Increase (decrease) in ASC 740 income tax liability	656	(4,084)	2,420
Tax at statutory rate on earnings not subject to federal income taxes	(143,400)	(151,264)	(82,208)
Other differences	(160)	1,691	203
Income tax (benefit) expense	$(6,282)	$(30,660)	$5,201
The REIT made no income tax payments for the years ended December 31, 2012, 2011 and 2010.
In connection with our acquisition of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in 2007 and the ASLG acquisition in 2011, we established a beginning net deferred tax liability of $306.3 million and $44.6 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards). No net deferred tax asset or liability was recorded for the Lillibridge acquisition.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2012, 2011 and 2010 are summarized as follows:

	2012	2011	2010
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(310,756)	$(332,111)	$(287,165)
Operating loss and interest deduction carryforwards	366,590	343,843	103,733
Expense accruals and other	13,984	11,511	3,093
Valuation allowance	(326,837)	(281,954)	(60,994)
Net deferred tax liabilities(1)	$(257,019)	$(258,711)	$(241,333)

(1)	2012 and 2011 includes approximately $2.7 million and $2.0 million, respectively, of deferred tax assets included in other assets on our Consolidated Balance Sheets.
Our net deferred tax liability decreased $1.7 million during 2012 due primarily to the reversal of deferred liabilities. Our net deferred tax liability increased $17.4 million during 2011 due primarily to the initial deferred tax liability related to the ASLG acquisition. See “Note 4—Acquisitions of Real Estate Property.”
Due to our uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, the majority of which relate to the NOL carryforward related to the REIT.
For the years ended December 31, 2012 and 2011, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $5.1 billion and $5.3 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.
We are subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2009 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2008 and subsequent years. We are also subject to audit by the Canada Revenue Agency (“CRA”) and provincial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

authorities generally for periods subsequent to 2007 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
At December 31, 2012, we had a combined NOL carryforward of $289 million related to the TRS entities and an NOL carryforward related to the REIT of $692 million. The REIT NOL carryforward increased from 2011 by $38.7 million and $546.8 million due to the NHP and ASLG acquisitions, respectively. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge and ASLG NOL carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2016 for the REIT.
As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2012 and 2011. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes, but we cannot assure you as to the outcome of these matters.
The following table summarizes the activity related to our unrecognized tax benefits:

	2012	2011
	(In thousands)
Balance as of January 1	$19,583	$21,883
Additions to tax positions related to the current year	3,489	3,752
Additions to tax positions related to prior years	59	490
Subtractions to tax positions related to prior years	(968)	(850)
Subtractions to tax positions related to settlements	(47)	—
Subtractions to tax positions as a result of the lapse of the statute of limitations	(2,650)	(5,692)
Balance as of December 31	$19,466	$19,583
Included in the unrecognized tax benefits of $19.5 million and $19.6 million at December 31, 2012 and 2011, respectively, was $17.9 million and $19.1 million of tax benefits that, if recognized, would reduce our annual effective tax rate. We accrued no penalties. Interest of $0.3 million related to the unrecognized tax benefits was accrued during 2012. We expect our unrecognized tax benefits to increase by $2.0 million during 2013.
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
Other
We are subject to certain operating and ground lease obligations that generally require fixed monthly or annual rent payments and may also include escalation clauses and renewal options. These leases have terms that expire during the next 88 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2012 were $29.7 million in 2013, $29.4 million in 2014, $27.6 million in 2015, $23.7 million in 2016, $16.8 million in 2017, and $426.4 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$305,573	$363,133	$213,444
Discontinued operations	57,227	1,360	32,723
Net income attributable to common stockholders	$362,800	$364,493	$246,167
Denominator:
Denominator for basic earnings per share—weighted average shares	292,064	228,453	156,608
Effect of dilutive securities:
Stock options	496	449	407
Restricted stock awards	92	53	70
OP units	1,836	942	—
Convertible notes	—	893	572
Denominator for diluted earnings per share—adjusted weighted average shares	294,488	230,790	157,657
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.04	$1.59	$1.36
Discontinued operations	0.20	0.01	0.21
Net income attributable to common stockholders	$1.24	$1.60	$1.57
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.04	$1.57	$1.35
Discontinued operations	0.19	0.01	0.21
Net income attributable to common stockholders	$1.23	$1.58	$1.56
There were 372,440, 309,650 and 0 anti-dilutive options outstanding for the years ended December 31, 2012, 2011 and 2010, respectively.
Note 16—Litigation
Litigation Relating to the NHP Acquisition
In the weeks following the announcement of our acquisition of NHP on February 28, 2011, purported stockholders of NHP filed seven lawsuits against NHP and its directors. Six of these lawsuits also named Ventas, Inc. as a defendant and five named our subsidiary, Needles Acquisition LLC, as a defendant.
On June 9, 2011, we and NHP agreed on a settlement in principle with the plaintiffs in the consolidated action pending in the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”), which required us and NHP to make certain supplemental disclosures to stockholders concerning the merger. We and NHP made the supplemental disclosures on June 10, 2011. The parties executed a Stipulation of Settlement and Release on April 18, 2012, which was approved by the Maryland State Court on October 30, 2012.
Litigation Relating to the Cogdell Acquisition
In the weeks following the announcement of our acquisition of Cogdell on December 27, 2011, purported stockholders of Cogdell filed seven lawsuits against Cogdell and its directors. Each of these lawsuits also named Ventas, Inc. as a defendant, and certain of the lawsuits also named our subsidiaries, TH Merger Corp, Inc. and TH Merger Sub, LLC, as defendants. Plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of North Carolina, Mecklenburg County; and the Maryland State Court.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each of these actions was brought as a putative class action and alleges that Cogdell’s directors breached their fiduciary duties to Cogdell’s stockholders by approving the merger agreement with us. The complaints also allege that Ventas, Inc. and, in some cases, Cogdell, TH Merger Corp, Inc. and TH Merger Sub, LLC aided and abetted those purported breaches. All of the complaints request an injunction of the merger, declaratory relief, attorneys’ fees and costs, and other unspecified monetary relief.
On February 29, 2012, we and Cogdell agreed on a settlement in principle with the plaintiffs in the Maryland and North Carolina actions, pursuant to which Cogdell agreed to make certain supplemental disclosures to stockholders concerning the merger. Cogdell made the supplemental disclosures on February 29, 2012. The parties executed a Stipulation of Settlement and Release on December 26, 2012, which is subject to final approval by the Maryland State Court.
We believe that each of these actions is without merit.
Litigation Relating to the Sunrise REIT Acquisition
In May 2007, we filed a lawsuit against HCP in the United States District Court for the Western District of Kentucky (the “District Court”), asserting claims of tortious interference with contract and tortious interference with prospective business advantage arising out of our 2007 acquisition of Sunrise REIT. Following trial in the District Court, in September 2009, a jury awarded us $101.6 million in compensatory damages from HCP, and following subsequent cross-appeals by both parties, in May 2011, the Sixth Circuit unanimously affirmed the jury verdict in our favor and ruled that we were entitled to seek punitive damages against HCP.
In August 2011, HCP paid us $102.8 million for the judgment plus certain costs and interest, and in November 2011, HCP paid us an additional $125.0 million in final settlement of our outstanding litigation. As part of the settlement, both parties agreed to dismissals of their cases, appeals and petitions, and all aspects of the litigation were terminated. After certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation, we recognized approximately $202.3 million in net proceeds from the compensatory damages award and the final settlement in our Consolidated Statements of Income for the year ended December 31, 2011.
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
Proceedings Indemnified and Defended by Third Parties
From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. The tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We are presently being defended by certain tenants and other obligated third parties in these types of matters. We cannot assure you that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants’ or other obligated third parties’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 17—Capital Stock
In December 2012, we acquired the Funds, which own 3.7 million shares of our common stock that are reflected as treasury stock on our Consolidated Balance Sheet as of December 31, 2012. See “Note 4—Acquisitions of Real Estate Property.”
In June 2012, we completed the public offering and sale of 5,980,000 shares of our common stock for $342.5 million in aggregate proceeds.
On November 15, 2011, we issued an aggregate of 943,714 shares of our common stock in settlement of the conversion value in excess of the $230.0 million principal amount outstanding of our 3 7/8% convertible senior notes due 2011 upon maturity.
On July 1, 2011, following approval by our stockholders, we amended our Amended and Restated Certificate of Incorporation, as previously amended (our “Charter”), to increase the number of authorized shares of our capital stock to 610,000,000, comprised of 600,000,000 shares of common stock, par value $0.25 per share, and 10,000,000 shares of preferred stock, par value $1.00 per share.
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
In February 2011, we completed the public offering and sale of 5,563,000 shares of our common stock for $300.0 million in aggregate proceeds.
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
Distribution Reinvestment and Stock Purchase Plan
Under our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also may purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. We currently offer a 1% discount on the purchase price of our common stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to shareholders who reinvest their dividends or make optional cash purchases through the DRIP. The amount and availability of this discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. We may also, without prior notice, change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of December 31, 2012 and 2011:

	2012	2011
	(In thousands)
Foreign currency translation	$23,441	$21,066
Unrealized gain on marketable debt securities	807	2,103
Other	(894)	(1,107)
Total accumulated other comprehensive income	$23,354	$22,062
Note 18—Related Party Transactions
In December 2011, we entered into a joint venture with Pacific Medical Buildings LLC to develop a new MOB to be located on the Sutter Medical Center—Castro Valley campus. This MOB development was completed in 2012. Our 82.8% interest in the building is subject to a ground lease from Sutter Health, and the MOB is 100% leased by Sutter Health pursuant to long-term triple-net leases. Pending completion of the development, we did not pay or receive any amounts under the lease agreements with Sutter Health in 2012. Robert D. Reed, Senior Vice President and Chief Financial Officer of Sutter Health, has served as a member of our Board of Directors since March 2008.
Upon consummation of the ASLG acquisition in May 2011, we entered into long-term management agreements with Atria to operate the acquired assets. During 2011 and 2012, we paid Atria $20.2 million and $33.9 million, respectively, in management fees under our agreements. Matthew J. Lustig, a member of our Board of Directors since May 2011, served as Chairman of Atria until our acquisition of the Funds on December 21, 2012 (see “Note 4—Acquisitions of Real Estate Property”) and is employed by affiliates of LFREI.
From time to time, we may engage Cushman & Wakefield, a global commercial real estate firm, to act as a leasing agent or broker with respect to certain of our properties. Cushman & Wakefield President and Chief Executive Officer Glenn J. Rufrano has served as a member of our Board of Directors since June 2010. We believe the fees we pay to Cushman & Wakefield in connection with the provision of these services are customary and represent market rates. We paid no fees to Cushman & Wakefield for leasing agent or brokerage services during the year ended December 31, 2012.
In connection with the closing of our Lillibridge acquisition, we entered into an Intellectual Property Rights Purchase and Sale Agreement with Todd W. Lillibridge, who became our Executive Vice President, Medical Property Operations. Under the agreement, we acquired Mr. Lillibridge’s rights in and to the use of the Lillibridge name and the “LILLIBRIDGE” trademark, as well as certain derivative trademarks, design marks and slogans for an aggregate purchase price of $3.0 million, which was included in the total purchase price for the acquisition. See “Note 4—Acquisitions of Real Estate Property.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2012 and 2011 is provided below.

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues(1)	$568,566	$614,502	$641,520	$660,711
Income from continuing operations attributable to common stockholders(1)	$48,110	$43,496	$115,975	$97,992
Discontinued operations(1)	42,516	30,529	(4,093)	(11,725)
Net income attributable to common stockholders	$90,626	$74,025	$111,882	$86,267
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.16	$0.15	$0.39	$0.33
Discontinued operations	0.15	0.11	(0.01)	(0.04)
Net income attributable to common stockholders	$0.31	$0.26	$0.38	$0.29
Diluted:
Income from continuing operations attributable to common stockholders	$0.16	$0.15	$0.39	$0.33
Discontinued operations	0.15	0.10	(0.01)	(0.04)
Net income attributable to common stockholders	$0.31	$0.25	$0.38	$0.29
Dividends declared per share	$0.62	$0.62	$0.62	$0.62
________________________

(1)
The amounts presented for the three months ended March 31, 2012, June 30, 2012 and September 30, 2012 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2012 or classified as held for sale as of December 31, 2012.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$573,694	$616,448	$641,950
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(5,128)	(1,946)	(430)
Total revenues disclosed in Form 10-K	$568,566	$614,502	$641,520
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q	$48,297	$42,543	$115,329
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(187)	953	646
Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$48,110	$43,496	$115,975
Discontinued operations, previously reported in Form 10-Q	$42,329	$31,482	$(3,447)
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	187	(953)	(646)
Discontinued operations disclosed in Form 10-K	$42,516	$30,529	$(4,093)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues(1)	$266,396	$359,421	$554,691	$563,145
Income from continuing operations attributable to common stockholders(1)	$47,939	$18,450	$103,191	$193,553
Discontinued operations(1)	1,045	1,226	(306)	(605)
Net income attributable to common stockholders	$48,984	$19,676	$102,885	$192,948
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.30	$0.10	$0.36	$0.67
Discontinued operations	0.01	0.01	—	—
Net income attributable to common stockholders	$0.31	$0.11	$0.36	$0.67
Diluted:
Income from continuing operations attributable to common stockholders	$0.29	$0.10	$0.35	$0.66
Discontinued operations	0.01	0.01	—	—
Net income attributable to common stockholders	$0.30	$0.11	$0.35	$0.66
Dividends declared per share	$0.575	$0.7014	$0.4486	$0.575
________________________

(1)
The amounts presented for the three months ended March 31, 2011, June 30, 2011, September 30, 2011 and December 31, 2011 differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2011 as a result of discontinued operations consisting of properties sold in 2012 or classified as held for sale as of December 31, 2012.

	For the Three Months Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-K	$268,432	$362,630	$562,528	$571,401
Revenues, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(2,036)	(3,209)	(7,837)	(8,256)
Total revenues disclosed in Form 10-K	$266,396	$359,421	$554,691	$563,145
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K	$48,218	$18,906	$102,470	$193,216
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(279)	(456)	721	337
Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$47,939	$18,450	$103,191	$193,553
Discontinued operations, previously reported in Form 10-K	$766	$770	$415	$(268)
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	279	456	(721)	(337)
Discontinued operations disclosed in Form 10-K	$1,045	$1,226	$(306)	$(605)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information
As of December 31, 2012, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.
With the addition of the Lillibridge businesses and properties in July 2010, we believed that the segregation of our MOB operations into its own reporting segment would be useful in assessing the performance of our MOB business in the same way that management evaluates our performance and makes operating decisions. Prior to the Lillibridge acquisition, we operated through two reportable business segments: triple-net leased properties; and senior living operations.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for gain/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:
For the year ended December 31, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$831,221	$—	$362,839	$—	$1,194,060
Resident fees and services	—	1,229,479	—	—	1,229,479
Medical office building and other services revenue	4,438	—	16,303	—	20,741
Income from loans and investments	—	—	—	39,913	39,913
Interest and other income	—	—	—	1,106	1,106
Total revenues	$835,659	$1,229,479	$379,142	$41,019	$2,485,299
Total revenues	$835,659	$1,229,479	$379,142	$41,019	$2,485,299
Less:
Interest and other income	—	—	—	1,106	1,106
Property-level operating expenses	—	843,190	126,152	—	969,342
Medical office building services costs	—	—	9,883	—	9,883
Segment NOI	835,659	386,289	243,107	39,913	1,504,968
Income (loss) from unconsolidated entities	1,313	(48)	16,889	—	18,154
Segment profit	$836,972	$386,241	$259,996	$39,913	1,523,122
Interest and other income					1,106
Interest expense					(293,401)
Depreciation and amortization					(725,981)
General, administrative and professional fees					(98,801)
Loss on extinguishment of debt, net					(37,640)
Merger-related expenses and deal costs					(63,183)
Other					(6,956)
Income tax benefit					6,282
Discontinued operations					57,227
Net income					$361,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$637,294	$—	$166,161	$—	$803,455
Resident fees and services	—	868,095	—	—	868,095
Medical office building and other services revenue	2,217	—	34,254	—	36,471
Income from loans and investments	—	—	—	34,415	34,415
Interest and other income	—	—	—	1,217	1,217
Total revenues	$639,511	$868,095	$200,415	$35,632	$1,743,653
Total revenues	$639,511	$868,095	$200,415	$35,632	$1,743,653
Less:
Interest and other income	—	—	—	1,217	1,217
Property-level operating expenses	—	590,151	57,042	—	647,193
Medical office building services costs	—	—	27,082	—	27,082
Segment NOI	639,511	277,944	116,291	34,415	1,068,161
Income (loss) from unconsolidated entities	295	—	(347)	—	(52)
Segment profit	$639,806	$277,944	$115,944	$34,415	1,068,109
Interest and other income					1,217
Interest expense					(229,346)
Depreciation and amortization					(447,664)
General, administrative and professional fees					(74,537)
Loss on extinguishment of debt, net					(27,604)
Litigation proceeds, net					202,259
Merger-related expenses and deal costs					(153,923)
Other					(7,270)
Income tax benefit					30,660
Discontinued operations					1,360
Net income					$363,261

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2010:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$453,592	$—	$69,747	$—	$523,339
Resident fees and services	—	446,301	—	—	446,301
Medical office building and other services revenue	—	—	14,098	—	14,098
Income from loans and investments	—	—	—	16,412	16,412
Interest and other income	—	—	—	484	484
Total revenues	$453,592	$446,301	$83,845	$16,896	$1,000,634
Total revenues	$453,592	$446,301	$83,845	$16,896	$1,000,634
Less:
Interest and other income	—	—	—	484	484
Property-level operating expenses	—	291,831	24,122	—	315,953
Medical office building services costs	—	—	9,518	—	9,518
Segment NOI	453,592	154,470	50,205	16,412	674,679
Loss from unconsolidated entities	—	—	(664)	—	(664)
Segment profit	$453,592	$154,470	$49,541	$16,412	674,015
Interest and other income					484
Interest expense					(172,474)
Depreciation and amortization					(200,682)
General, administrative and professional fees					(49,830)
Loss on extinguishment of debt, net					(9,791)
Merger-related expenses and deal costs					(19,243)
Other					(272)
Income tax expense					(5,201)
Discontinued operations					32,723
Net income					$249,729
Assets by reportable business segment are as follows:

	As of December 31,
	2012		2011
	(Dollars in thousands)
Assets:
Triple-net leased properties	$8,368,186	44.1%	$8,704,061	50.4%
Senior living operations	6,274,207	33.1	5,758,497	33.3
MOB operations	3,703,453	19.5	2,433,160	14.1
All other assets	634,154	3.3	376,192	2.2
Total assets	$18,980,000	100.0%	$17,271,910	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Capital expenditures:
Triple-net leased (1)	$139,680	$133,761	$12,884
Senior living (2)	758,371	370,455	10,268
MOB (3)	1,003,865	125,453	271,144
Total capital expenditures	$1,901,916	$629,669	$294,296

(1)	2012 includes $58.1 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

(2)	2012 includes $64.7 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.

(3)	2012 includes $11.2 million from funds held in a Code Section 1031 exchange escrow account with a qualified intermediary.
Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2012	2011	2010
	(In thousands)
Revenues:
United States	$2,389,330	$1,651,614	$916,104
Canada	95,969	92,039	84,530
Total revenues	$2,485,299	$1,743,653	$1,000,634

	As of December 31,
	2012	2011
	(In thousands)
Net real estate property:
United States	$16,711,508	$15,510,824
Canada	400,024	402,908
Total net real estate property	$17,111,532	$15,913,732
Note 21—Condensed Consolidating Information
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by the Ventas Issuers. Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of senior notes and has no assets or operations. None of our other subsidiaries (excluding the Ventas Issuers, the “Ventas Subsidiaries”) is obligated with respect to the Ventas Issuers’ outstanding senior notes.
In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. We, the Ventas Issuers and the Ventas Subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC’s outstanding senior notes.
Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of meeting our debt service obligations, including our guarantee of the payment of principal and interest on the Ventas Issuers’ senior notes. Certain of our real estate assets are also subject to mortgages.
The following summarizes our condensed consolidating information as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011, and 2010:
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,615	$412,362	$17,421,966	$—	$17,841,943
Cash and cash equivalents	16,734	—	51,174	—	67,908
Escrow deposits and restricted cash	7,565	1,952	96,396	—	105,913
Deferred financing costs, net	757	34,047	7,747	—	42,551
Investment in and advances to affiliates	10,343,664	1,867,251	—	(12,210,915)	—
Other assets	26,282	4,043	891,360	—	921,685
Total assets	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,570,296	$3,843,350	$—	$8,413,646
Intercompany loans	3,425,082	(4,126,391)	701,309	—	—
Accrued interest	—	24,045	23,520	—	47,565
Accounts payable and other liabilities	99,631	7,775	887,750	—	995,156
Deferred income taxes	259,715	—	—	—	259,715
Total liabilities	3,784,428	475,725	5,455,929	—	9,716,082
Redeemable OP unitholder and noncontrolling interests	—	—	174,555	—	174,555
Total equity	6,618,189	1,843,930	12,838,159	(12,210,915)	9,089,363
Total liabilities and equity	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$309	$519,042	$15,712,261	$—	$16,231,612
Cash and cash equivalents	2,335	—	43,472	—	45,807
Escrow deposits and restricted cash	1,971	7,513	67,106	—	76,590
Deferred financing costs, net	757	19,239	6,673	—	26,669
Investment in and advances to affiliates	8,612,893	1,728,635	—	(10,341,528)	—
Other assets	54,415	47,063	789,754	—	891,232
Total assets	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$2,593,176	$3,835,940	$—	$6,429,116
Intercompany loans	1,204,987	(2,040,590)	835,603	—	—
Accrued interest	—	12,561	25,133	—	37,694
Accounts payable and other liabilities	86,101	18,162	981,334	—	1,085,597
Deferred income taxes	260,722	—	—	—	260,722
Total liabilities	1,551,810	583,309	5,678,010	—	7,813,129
Redeemable OP unitholder and noncontrolling interests	—	—	102,837	—	102,837
Total equity	7,120,870	1,738,183	10,838,419	(10,341,528)	9,355,944
Total liabilities and equity	$8,672,680	$2,321,492	$16,619,266	$(10,341,528)	$17,271,910

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,538	$278,367	$913,155	$—	$1,194,060
Resident fees and services	—	—	1,229,479	—	1,229,479
Medical office building and other services revenues	—	—	20,741	—	20,741
Income from loans and investments	2,944	1,630	35,339	—	39,913
Equity earnings in affiliates	322,582	—	828	(323,410)	—
Interest and other income	476	25	605	—	1,106
Total revenues	328,540	280,022	2,200,147	(323,410)	2,485,299
Expenses:
Interest	(3,858)	93,838	203,421	—	293,401
Depreciation and amortization	2,777	36,608	686,596	—	725,981
Property-level operating expenses	—	535	968,807	—	969,342
Medical office building services costs	—	—	9,883	—	9,883
General, administrative and professional fees	3,682	30,317	64,802	—	98,801
Loss (gain) on extinguishment of debt, net	—	39,737	(2,097)	—	37,640
Merger-related expenses and deal costs	53,120	—	10,063	—	63,183
Other	79	—	6,877	—	6,956
Total expenses	55,800	201,035	1,948,352	—	2,205,187
Income from continuing operations before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	272,740	78,987	251,795	(323,410)	280,112
Income from unconsolidated entities	—	1,557	16,597	—	18,154
Income tax benefit	6,282	—	—	—	6,282
Income from continuing operations	279,022	80,544	268,392	(323,410)	304,548
Discontinued operations	83,778	2,296	(28,847)	—	57,227
Net income	362,800	82,840	239,545	(323,410)	361,775
Net loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Net income attributable to common stockholders	$362,800	$82,840	$240,570	$(323,410)	$362,800

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,471	$270,745	$530,239	$—	$803,455
Resident fees and services	—	—	868,095	—	868,095
Medical office building and other services revenues	—	—	36,471	—	36,471
Income from loans and investments	6,305	8,570	19,540	—	34,415
Equity earnings in affiliates	231,773	—	1,447	(233,220)	—
Interest and other income	208	57	952	—	1,217
Total revenues	240,757	279,372	1,456,744	(233,220)	1,743,653
Expenses:
Interest	(1,897)	68,153	163,090	—	229,346
Depreciation and amortization	1,714	31,752	414,198	—	447,664
Property-level operating expenses	—	510	646,683	—	647,193
Medical office building services costs	—	—	27,082	—	27,082
General, administrative and professional fees	(5,328)	29,336	50,529	—	74,537
Loss on extinguishment of debt, net	2,071	8,769	16,764	—	27,604
Litigation proceeds, net	(202,259)	—	—	—	(202,259)
Merger-related expenses and deal costs	111,845	—	42,078	—	153,923
Other	778	—	6,492	—	7,270
Total expenses	(93,076)	138,520	1,366,916	—	1,412,360
Income from continuing operations before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	333,833	140,852	89,828	(233,220)	331,293
Loss from unconsolidated entities	—	(52)	—	—	(52)
Income tax benefit	30,660	—	—	—	30,660
Income from continuing operations	364,493	140,800	89,828	(233,220)	361,901
Discontinued operations	—	3,881	(2,521)	—	1,360
Net income	364,493	144,681	87,307	(233,220)	363,261
Net loss attributable to noncontrolling interest	—	—	(1,232)	—	(1,232)
Net income attributable to common stockholders	$364,493	$144,681	$88,539	$(233,220)	$364,493

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2010

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,409	$264,250	$256,680	$—	$523,339
Resident fees and services	—	—	446,301	—	446,301
Medical office building and other services revenues	—	—	14,098	—	14,098
Income from loans and investments	5,666	7,789	2,957	—	16,412
Equity earnings in affiliates	258,441	—	1,914	(260,355)	—
Interest and other income	332	83	69	—	484
Total revenues	266,848	272,122	722,019	(260,355)	1,000,634
Expenses:
Interest	1,758	47,246	123,470	—	172,474
Depreciation and amortization	1,635	32,771	166,276	—	200,682
Property-level operating expenses	—	519	315,434	—	315,953
Medical office building services costs	—	—	9,518	—	9,518
General, administrative and professional fees	(2,549)	21,618	30,761	—	49,830
Loss on extinguishment of debt, net	—	8,993	798	—	9,791
Merger-related expenses and deal costs	14,291	—	4,952	—	19,243
Other	219	—	53	—	272
Total expenses	15,354	111,147	651,262	—	777,763
Income from continuing operations before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	251,494	160,975	70,757	(260,355)	222,871
Loss from unconsolidated entities	—	(664)	—	—	(664)
Income tax expense	(5,201)	—	—	—	(5,201)
Income from continuing operations	246,293	160,311	70,757	(260,355)	217,006
Discontinued operations	(126)	31,088	1,761	—	32,723
Net income	246,167	191,399	72,518	(260,355)	249,729
Net income attributable to noncontrolling interest, net of tax	—	—	3,562	—	3,562
Net income attributable to common stockholders	$246,167	$191,399	$68,956	$(260,355)	$246,167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$362,800	$82,840	$239,545	$(323,410)	$361,775
Other comprehensive income (loss):
Foreign currency translation	—	—	2,375	—	2,375
Change in unrealized gain on marketable debt securities	(1,296)	—	—	—	(1,296)
Other	—	—	213	—	213
Total other comprehensive (loss) income	(1,296)	—	2,588	—	1,292
Comprehensive income	361,504	82,840	242,133	(323,410)	363,067
Comprehensive loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Comprehensive income attributable to common stockholders	$361,504	$82,840	$243,158	$(323,410)	$364,092

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$364,493	$144,681	$87,307	$(233,220)	$363,261
Other comprehensive loss:
Foreign currency translation	—	—	(1,944)	—	(1,944)
Change in unrealized gain on marketable debt securities	(2,691)	—	—	—	(2,691)
Other	—	—	(171)	—	(171)
Total other comprehensive loss	(2,691)	—	(2,115)	—	(4,806)
Comprehensive income	361,802	144,681	85,192	(233,220)	358,455
Comprehensive loss attributable to noncontrolling interest	—	—	(1,232)	—	(1,232)
Comprehensive income attributable to common stockholders	$361,802	$144,681	$86,424	$(233,220)	$359,687

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2010

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$246,167	$191,399	$72,518	$(260,355)	$249,729
Other comprehensive income (loss):
Foreign currency translation	—	—	6,951	—	6,951
Change in unrealized gain on marketable debt securities	354	—	—	—	354
Other	—	—	(106)	—	(106)
Total other comprehensive income	354	—	6,845	—	7,199
Comprehensive income	246,521	191,399	79,363	(260,355)	256,928
Comprehensive income attributable to noncontrolling interest	—	—	3,562	—	3,562
Comprehensive income attributable to common stockholders	$246,521	$191,399	$75,801	$(260,355)	$253,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(761)	$193,544	$800,033	$—	$992,816
Net cash used in investing activities	(1,364,125)	(100)	(805,464)	—	(2,169,689)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	92,000	(7,062)	—	84,938
Proceeds from debt	—	2,364,360	346,045	—	2,710,405
Repayment of debt	—	(521,527)	(671,496)	—	(1,193,023)
Net change in intercompany debt	2,151,815	(2,085,801)	(66,014)	—	—
Payment of deferred financing costs	—	(21,404)	(2,366)	—	(23,770)
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution (to) from affiliates	(398,071)	(21,132)	419,203	—	—
Cash distribution to common stockholders	(728,546)	—	—	—	(728,546)
Cash distribution to redeemable OP unitholders	(4,446)	—	—	—	(4,446)
Purchases of redeemable OP units	(4,601)	—	—	—	(4,601)
Distributions to noncontrolling interest	—	—	(5,215)	—	(5,215)
Other	20,665	—	38	—	20,703
Net cash provided by (used in) financing activities	1,379,285	(193,504)	13,133	—	1,198,914
Net increase (decrease) in cash and cash equivalents	14,399	(60)	7,702	—	22,041
Effect of foreign currency translation on cash and cash equivalents	—	60	—	—	60
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$16,734	$—	$51,174	$—	$67,908

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$124,784	$199,431	$448,982	$—	$773,197
Net cash (used in) provided by investing activities	(618,663)	(500,879)	122,103	—	(997,439)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	405,000	132,452	—	537,452
Proceeds from debt	(230,000)	1,069,374	504,266	—	1,343,640
Repayment of debt	—	(206,500)	(1,182,462)	—	(1,388,962)
Net change in intercompany debt	1,363,963	(1,559,518)	195,555	—	—
Payment of deferred financing costs	—	(19,661)	(379)	—	(20,040)
Issuance of common stock, net	299,847	—	—	—	299,847
Cash distribution (to) from affiliates	(417,763)	612,798	(195,035)	—	—
Cash distribution to common stockholders	(521,046)	—	—	—	(521,046)
Cash distribution to redeemable OP unitholders	(2,359)	—	—	—	(2,359)
Purchases of redeemable OP units	—	—	(185)	—	(185)
Distributions to noncontrolling interest	—	—	(2,556)	—	(2,556)
Other	2,489	—	2	—	2,491
Net cash provided by (used in) financing activities	495,131	301,493	(548,342)	—	248,282
Net increase in cash and cash equivalents	1,252	45	22,743	—	24,040
Effect of foreign currency translation on cash and cash equivalents	—	(45)	—	—	(45)
Cash and cash equivalents at beginning of period	1,083	—	20,729	—	21,812
Cash and cash equivalents at end of period	$2,335	$—	$43,472	$—	$45,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2010

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$14,092	$213,295	$220,235	$—	$447,622
Net cash used in investing activities	—	(266,609)	(35,311)	—	(301,920)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	40,000	(11,436)	—	28,564
Proceeds from debt	—	595,712	1,670	—	597,382
Repayment of debt	—	(244,710)	(280,050)	—	(524,760)
Net change in intercompany debt	(95,762)	(26,250)	122,012	—	—
Payment of deferred financing costs	—	(2,647)	(47)	—	(2,694)
Cash distribution from (to) affiliates	405,433	(391,842)	(13,591)	—	—
Cash distribution to common stockholders	(336,085)	—	—	—	(336,085)
Distributions to noncontrolling interest	—	—	(8,082)	—	(8,082)
Other	13,405	—	818	—	14,223
Net cash used in financing activities	(13,009)	(29,737)	(188,706)	—	(231,452)
Net increase (decrease) in cash and cash equivalents	1,083	(83,051)	(3,782)	—	(85,750)
Effect of foreign currency translation on cash and cash equivalents	—	165	—	—	165
Cash and cash equivalents at beginning of period	—	82,886	24,511	—	107,397
Cash and cash equivalents at end of period	$1,083	$—	$20,729	$—	$21,812

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(Dollars in Thousands)

	For the Years Ended December 31,
	2012	2011	2010
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$17,029,404	$6,600,886	$6,292,621
Additions during period:
Acquisitions	1,889,592	10,491,275	315,538
Capital expenditures	184,675	102,918	21,038
Dispositions:
Sales and/or transfers to assets held for sale	(349,456)	(157,764)	(46,083)
Foreign currency translation	9,688	(7,911)	17,772
Balance at end of period	$18,763,903	$17,029,404	$6,600,886
Accumulated depreciation:
Balance at beginning of period	$1,729,976	$1,368,219	$1,177,911
Additions during period:
Depreciation expense	620,076	380,734	197,256
Dispositions:
Sales and/or transfers to assets held for sale	(61,583)	(16,536)	(8,259)
Foreign currency translation	1,314	(2,441)	1,311
Balance at end of period	$2,289,783	$1,729,976	$1,368,219

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2012
(Dollars in Thousands)

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	KINDRED SKILLED NURSING FACILITIES
0791	Whitesburg Gardens Health Care Center	Huntsville	AL	$—	$534	$4,216	$—	$534	$4,216	$4,750	$3,659	$1,091	1968	1991	25 years
0824	Specialty Healthcare & Rehabilitation Center of Mobile	Mobile	AL	—	5	2,981	—	5	2,981	2,986	2,140	846	1967	1992	29 years
0853	Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	—	364	4,179	—	364	4,179	4,543	2,944	1,599	1983	1984	45 years
0743	Desert Life Rehabilitation and Care Center	Tucson	AZ	—	611	5,117	—	611	5,117	5,728	4,268	1,460	1979	1982	37 years
0851	Villa Campana Health Care Center	Tucson	AZ	—	533	2,201	—	533	2,201	2,734	1,316	1,418	1983	1993	35 years
0738	Bay View Nursing and Rehabilitation Center	Alameda	CA	—	1,462	5,981	—	1,462	5,981	7,443	4,340	3,103	1967	1993	45 years
0167	Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	2,034	2,151	1989	1989	45 years
0150	The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	5,346	4,087	1967	1993	28 years
0335	Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	463	994	1962	1996	20 years
0148	Village Square Nursing and Rehabilitation Center	San Marcos	CA	—	766	3,507	—	766	3,507	4,273	1,670	2,603	1989	1993	42 years
0350	Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	1,911	2,010	1988	1988	29 years
0745	Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,605	920	1962	1995	30 years
0873	Brighton Care Center	Brighton	CO	—	282	3,377	—	282	3,377	3,659	2,394	1,265	1969	1992	30 years
0744	Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	—	241	2,180	2,421	1,577	844	1960	1995	30 years
0859	Malley Healthcare and Rehabilitation Center	Northglenn	CO	—	501	8,294	—	501	8,294	8,795	5,566	3,229	1971	1993	29 years
0568	Parkway Pavilion Healthcare	Enfield	CT	—	337	3,607	—	337	3,607	3,944	2,802	1,142	1968	1994	28 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0562	Andrew House Healthcare	New Britain	CT	—	247	1,963	—	247	1,963	2,210	1,314	896	1967	1992	29 years
0563	The Crossings West Campus	New London	CT	—	202	2,363	—	202	2,363	2,565	1,702	863	1969	1994	28 years
0567	The Crossings East Campus	New London	CT	—	401	2,776	—	401	2,776	3,177	2,160	1,017	1968	1992	29 years
0566	Windsor Rehabilitation and Healthcare Center	Windsor	CT	—	368	2,520	—	368	2,520	2,888	1,949	939	1965	1994	30 years
1228	Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	5,673	1,548	1989	1995	20 years
0645	Specialty Care of Marietta	Marietta	GA	—	241	2,782	—	241	2,782	3,023	2,014	1,009	1968	1993	28.5 years
0155	Savannah Rehabilitation & Nursing Center	Savannah	GA	—	213	2,772	—	213	2,772	2,985	1,935	1,050	1968	1993	28.5 years
0660	Savannah Specialty Care Center	Savannah	GA	—	157	2,219	—	157	2,219	2,376	1,822	554	1972	1991	26 years
0216	Boise Health and Rehabilitation Center	Boise	ID	—	256	3,593	—	256	3,593	3,849	1,431	2,418	1977	1998	45 years
0218	Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	901	1,461	1974	1998	45 years
0409	Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,288	60	1971	1984	25 years
0221	Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,285	830	1964	1984	29 years
0225	Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,300	532	1955	1990	25 years
0222	Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,676	386	1950	1983	25 years
0223	Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,824	93	1963	1983	25 years
0269	Meadowvale Health and Rehabilitation Center	Bluffton	IN	—	7	787	—	7	787	794	592	202	1962	1995	22 years
0290	Bremen Health Care Center	Bremen	IN	—	109	3,354	—	109	3,354	3,463	2,033	1,430	1982	1996	45 years
0694	Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	3,111	2,123	1985	1995	35 years
0780	Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	5,851	1,311	1966	1991	25 years
0131	Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	2,026	4,167	1998	1998	45 years
0209	Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	2,101	651	1985	1993	25 years
0213	Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	3,886	1,231	1988	1993	25 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0294	Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	3,945	2,936	1962	1995	35 years
0407	Parkwood Health Care Center	Lebanon	IN	—	121	4,512	—	121	4,512	4,633	3,509	1,124	1977	1993	25 years
0406	Muncie Health & Rehabilitation Center	Muncie	IN	—	108	4,202	—	108	4,202	4,310	3,250	1,060	1980	1993	25 years
0111	Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,500	475	1984	1993	25 years
0112	Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	—	418	5,779	—	418	5,779	6,197	2,404	3,793	1995	1995	45 years
0113	Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	—	90	2,868	2,958	2,249	709	1988	1993	25 years
0277	Rosewood Health Care Center	Bowling Green	KY	—	248	5,371	—	248	5,371	5,619	4,017	1,602	1970	1990	30 years
0281	Riverside Manor Healthcare Center	Calhoun	KY	—	103	2,119	—	103	2,119	2,222	1,604	618	1963	1990	30 years
0278	Oakview Nursing and Rehabilitation Center	Calvert City	KY	—	124	2,882	—	124	2,882	3,006	2,157	849	1967	1990	30 years
0782	Danville Centre for Health and Rehabilitation	Danville	KY	—	322	3,538	—	322	3,538	3,860	2,286	1,574	1962	1995	30 years
0787	Woodland Terrace Health Care Facility	Elizabethtown	KY	—	216	1,795	—	216	1,795	2,011	1,894	117	1969	1982	26 years
0282	Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,407	839	1968	1990	30 years
0864	Harrodsburg Health Care Center	Harrodsburg	KY	—	137	1,830	—	137	1,830	1,967	1,527	440	1974	1985	35 years
0784	Northfield Centre for Health and Rehabilitation	Louisville	KY	—	285	1,555	—	285	1,555	1,840	1,262	578	1969	1985	30 years
0785	Hillcrest Health Care Center	Owensboro	KY	—	544	2,619	—	544	2,619	3,163	2,697	466	1963	1982	22 years
0280	Fountain Circle Health and Rehabilitation	Winchester	KY	—	137	6,120	—	137	6,120	6,257	4,534	1,723	1967	1990	30 years
0582	Colony House Nursing and Rehabilitation Center	Abington	MA	—	132	999	—	132	999	1,131	1,079	52	1965	1969	40 years
0581	Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	—	129	4,290	—	129	4,290	4,419	3,234	1,185	1965	1968	40 years
0506	Presentation Nursing & Rehabilitation Center	Brighton	MA	—	184	1,220	—	184	1,220	1,404	1,244	160	1968	1982	28 years
0588	Walden Rehabilitation and Nursing Center	Concord	MA	—	181	1,347	—	181	1,347	1,528	1,377	151	1969	1968	40 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0514	Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	—	529	1,238	—	529	1,238	1,767	1,538	229	1968	1982	27 years
0508	Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	—	127	1,109	—	127	1,109	1,236	1,111	125	1968	1982	29 years
0532	Hillcrest Nursing and Rehabilitation Center	Fitchburg	MA	—	175	1,461	—	175	1,461	1,636	1,472	164	1957	1984	25 years
0584	Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	—	156	757	—	156	757	913	796	117	1967	1969	40 years
0518	Timberlyn Heights Nursing and Rehabilitation Center	Great Barrington	MA	—	120	1,305	—	120	1,305	1,425	1,261	164	1968	1982	29 years
0585	Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	—	60	1,142	—	60	1,142	1,202	1,140	62	1967	1969	40 years
0327	Laurel Ridge Rehabilitation and Nursing Center	Jamaica Plain	MA	—	194	1,617	—	194	1,617	1,811	1,324	487	1968	1989	30 years
0587	River Terrace Healthcare	Lancaster	MA	—	268	957	—	268	957	1,225	1,116	109	1969	1969	40 years
0529	Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	—	222	2,431	—	222	2,431	2,653	2,051	602	1973	1984	34.5 years
0526	The Eliot Healthcare Center	Natick	MA	—	249	1,328	—	249	1,328	1,577	1,337	240	1996	1982	31 years
0513	Hallmark Nursing and Rehabilitation Center	New Bedford	MA	—	202	2,694	—	202	2,694	2,896	2,412	484	1968	1982	26 years
0503	Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	—	126	1,708	—	126	1,708	1,834	1,563	271	1806	1982	27 years
0507	Country Rehabilitation and Nursing Center	Newburyport	MA	—	199	3,004	—	199	3,004	3,203	2,696	507	1968	1982	27 years
0537	Quincy Rehabilitation and Nursing Center	Quincy	MA	—	216	2,911	—	216	2,911	3,127	2,725	402	1965	1984	24 years
0542	Den-Mar Rehabilitation and Nursing Center	Rockport	MA	—	23	1,560	—	23	1,560	1,583	1,452	131	1963	1985	30 years
0516	Hammersmith House Nursing Care Center	Saugus	MA	—	112	1,919	—	112	1,919	2,031	1,703	328	1965	1982	28 years
0573	Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	3,709	3,483	1985	1987	50 years
0501	Blue Hills Alzheimer’s Care Center	Stoughton	MA	—	511	1,026	—	511	1,026	1,537	1,378	159	1965	1982	28 years
0534	Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	—	415	2,675	—	415	2,675	3,090	2,441	649	1969	1984	27 years
0198	Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,185	2,263	1991	1991	45 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0517	Oakwood Rehabilitation and Nursing Center	Webster	MA	—	102	1,154	—	102	1,154	1,256	1,152	104	1967	1982	31 years
0539	Newton and Wellesley Alzheimer Center	Wellesley	MA	—	297	3,250	—	297	3,250	3,547	2,750	797	1971	1984	30 years
0544	Augusta Rehabilitation Center	Augusta	ME	—	152	1,074	—	152	1,074	1,226	1,009	217	1968	1985	30 years
0545	Eastside Rehabilitation and Living Center	Bangor	ME	—	316	1,349	—	316	1,349	1,665	1,214	451	1967	1985	30 years
0554	Westgate Manor	Bangor	ME	—	287	2,718	—	287	2,718	3,005	2,388	617	1969	1985	31 years
0546	Winship Green Nursing Center	Bath	ME	—	110	1,455	—	110	1,455	1,565	1,200	365	1974	1985	35 years
0547	Brewer Rehabilitation and Living Center	Brewer	ME	—	228	2,737	—	228	2,737	2,965	2,143	822	1974	1985	33 years
0549	Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	—	99	1,898	—	99	1,898	1,997	1,443	554	1977	1985	35 years
0550	Norway Rehabilitation & Living Center	Norway	ME	—	133	1,658	—	133	1,658	1,791	1,255	536	1972	1985	39 years
0555	Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	—	181	2,789	—	181	2,789	2,970	2,179	791	1945	1985	45 years
0433	Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	1,820	965	1965	1993	29 years
0416	Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	4,419	2,492	1963	1993	28 years
0806	Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	—	347	3,029	—	347	3,029	3,376	2,200	1,176	1984	1993	28 years
0116	Pettigrew Rehabilitation and Healthcare Center	Durham	NC	—	101	2,889	—	101	2,889	2,990	2,128	862	1969	1993	28 years
0146	Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	2,902	825	1972	1991	26 years
0726	Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
0724	Rehabilitation and Health Center of Gastonia	Gastonia	NC	—	158	2,359	—	158	2,359	2,517	1,727	790	1968	1992	29 years
0706	Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,409	794	1957	1993	29 years
0711	Kinston Rehabilitation and Healthcare Center	Kinston	NC	—	186	3,038	—	186	3,038	3,224	2,056	1,168	1961	1993	29 years
0307	Lincoln Nursing Center	Lincolnton	NC	—	39	3,309	—	39	3,309	3,348	2,533	815	1976	1986	35 years
0707	Rehabilitation and Nursing Center of Monroe	Monroe	NC	—	185	2,654	—	185	2,654	2,839	1,975	864	1963	1993	28 years
0137	Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	—	187	3,409	—	187	3,409	3,596	2,933	663	1971	1991	25 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0143	Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	—	316	5,470	—	316	5,470	5,786	4,667	1,119	1969	1991	25 years
0704	Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	—	339	4,132	—	339	4,132	4,471	3,456	1,015	1967	1991	25 years
0723	Guardian Care of Rocky Mount	Rocky Mount	NC	—	240	1,732	—	240	1,732	1,972	1,440	532	1975	1997	25 years
0188	Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	—	233	3,710	—	233	3,710	3,943	2,764	1,179	1966	1993	28.5 years
0191	Silas Creek Manor	Winston-Salem	NC	—	211	1,893	—	211	1,893	2,104	1,349	755	1966	1993	28.5 years
0713	Guardian Care of Zebulon	Zebulon	NC	—	179	1,933	—	179	1,933	2,112	1,368	744	1973	1993	29 years
0591	Dover Rehabilitation and Living Center	Dover	NH	—	355	3,797	—	355	3,797	4,152	3,533	619	1969	1990	25 years
0593	Hanover Terrace Healthcare	Hanover	NH	—	326	1,825	—	326	1,825	2,151	1,274	877	1969	1993	29 years
0592	Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	5,135	1,652	1963	1990	25 years
0640	Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	—	454	1,018	—	454	1,018	1,472	607	865	1940	1992	30 years
0641	Torrey Pines Care Center	Las Vegas	NV	—	256	1,324	—	256	1,324	1,580	1,007	573	1971	1992	29 years
0634	Cambridge Health & Rehabilitation Center	Cambridge	OH	—	108	2,642	—	108	2,642	2,750	2,094	656	1975	1993	25 years
0572	Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	—	454	7,149	—	454	7,149	7,603	5,563	2,040	1974	1993	28 years
0569	Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	—	128	3,481	—	128	3,481	3,609	2,837	772	1976	1985	34 years
0560	Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	—	190	4,712	—	190	4,712	4,902	2,619	2,283	1986	1992	38 years
0577	Minerva Park Nursing and Rehabilitation Center	Columbus	OH	—	210	3,684	—	210	3,684	3,894	1,514	2,380	1973	1997	45 years
0635	Coshocton Health & Rehabilitation Center	Coshocton	OH	—	203	1,979	—	203	1,979	2,182	1,554	628	1974	1993	25 years
0868	Lebanon Country Manor	Lebanon	OH	—	105	3,617	—	105	3,617	3,722	2,358	1,364	1984	1986	43 years
0571	Logan Health Care Center	Logan	OH	—	169	3,750	—	169	3,750	3,919	2,706	1,213	1979	1991	30 years
0570	Pickerington Nursing & Rehabilitation Center	Pickerington	OH	—	312	4,382	—	312	4,382	4,694	2,471	2,223	1984	1992	37 years
0453	Medford Rehabilitation and Healthcare Center	Medford	OR	—	362	4,610	—	362	4,610	4,972	3,310	1,662	1961	1991	34 years
0452	Sunnyside Care Center	Salem	OR	—	1,512	2,249	—	1,512	2,249	3,761	1,449	2,312	1981	1991	30 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1237	Wyomissing Nursing and Rehabilitation Center	Reading	PA	—	61	5,095	—	61	5,095	5,156	2,140	3,016	1966	1993	45 years
1231	Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	—	91	6,724	—	91	6,724	6,815	2,862	3,953	1966	1990	45 years
0884	Masters Health Care Center	Algood	TN	—	524	4,370	—	524	4,370	4,894	3,124	1,770	1981	1987	38 years
0132	Madison Healthcare and Rehabilitation Center	Madison	TN	—	168	1,445	—	168	1,445	1,613	1,058	555	1968	1992	29 years
0822	Primacy Healthcare and Rehabilitation Center	Memphis	TN	—	1,222	8,344	—	1,222	8,344	9,566	5,262	4,304	1980	1990	37 years
0140	Wasatch Care Center	Ogden	UT	—	373	597	—	373	597	970	596	374	1964	1990	25 years
0247	St. George Care and Rehabilitation Center	Saint George	UT	—	419	4,465	—	419	4,465	4,884	2,893	1,991	1976	1993	29 years
0655	Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	—	201	2,322	—	201	2,322	2,523	1,696	827	1962	1992	29 years
0230	Crosslands Rehabilitation & Healthcare Center	Sandy	UT	—	334	4,300	—	334	4,300	4,634	2,328	2,306	1987	1992	40 years
0826	Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	—	427	4,441	—	427	4,441	4,868	3,188	1,680	1969	1993	28 years
0825	Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	4,702	2,822	1963	1991	32 years
0829	River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	3,878	1,332	1953	1991	25 years
0842	Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	1,989	1,322	1971	1993	29 years
0559	Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	4,127	544	1965	1990	27 years
0158	Bellingham Health Care and Rehabilitation Services	Bellingham	WA	—	441	3,824	—	441	3,824	4,265	2,711	1,554	1972	1993	28.5 years
0168	Lakewood Healthcare Center	Lakewood	WA	—	504	3,511	—	504	3,511	4,015	2,062	1,953	1989	1989	45 years
0127	Northwest Continuum Care Center	Longview	WA	—	145	2,563	—	145	2,563	2,708	1,847	861	1955	1992	29 years
0165	Rainier Vista Care Center	Puyallup	WA	—	520	4,780	—	520	4,780	5,300	2,547	2,753	1986	1991	40 years
0114	Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	2,827	2,297	1950	1993	28.5 years
0462	Queen Anne Healthcare	Seattle	WA	—	570	2,750	—	570	2,750	3,320	2,016	1,304	1970	1993	29 years
0180	Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,145	1,268	1970	1993	28 years
0765	Eastview Medical and Rehabilitation Center	Antigo	WI	—	200	4,047	—	200	4,047	4,247	3,384	863	1962	1991	28 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
0767	Colony Oaks Care Center	Appleton	WI	—	353	3,571	—	353	3,571	3,924	2,749	1,175	1967	1993	29 years
0773	Mount Carmel Medical and Rehabilitation Center	Burlington	WI	—	274	7,205	—	274	7,205	7,479	4,649	2,830	1971	1991	30 years
0289	San Luis Medical and Rehabilitation Center	Green Bay	WI	—	259	5,299	—	259	5,299	5,558	4,287	1,271	1968	1996	25 years
0775	Sheridan Medical Complex	Kenosha	WI	—	282	4,910	—	282	4,910	5,192	4,145	1,047	1964	1991	25 years
0776	Woodstock Health and Rehabilitation Center	Kenosha	WI	—	562	7,424	—	562	7,424	7,986	6,476	1,510	1970	1991	25 years
0769	North Ridge Medical and Rehabilitation Center	Manitowoc	WI	—	206	3,785	—	206	3,785	3,991	2,799	1,192	1964	1992	29 years
0774	Mt. Carmel Health & Rehabilitation Center	Milwaukee	WI	—	2,678	25,867	—	2,678	25,867	28,545	20,276	8,269	1958	1991	30 years
0770	Vallhaven Care Center	Neenah	WI	—	337	5,125	—	337	5,125	5,462	3,793	1,669	1966	1993	28 years
0771	Kennedy Park Medical & Rehabilitation Center	Schofield	WI	—	301	3,596	—	301	3,596	3,897	3,618	279	1966	1982	29 years
0766	Colonial Manor Medical and Rehabilitation Center	Wausau	WI	—	169	3,370	—	169	3,370	3,539	2,213	1,326	1964	1995	30 years
0441	Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	—	342	3,468	—	342	3,468	3,810	2,376	1,434	1964	1992	29 years
0481	South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	—	151	1,738	—	151	1,738	1,889	1,214	675	1955	1993	29 years
0482	Wind River Healthcare and Rehabilitation Center	Riverton	WY	—	179	1,559	—	179	1,559	1,738	1,073	665	1967	1992	29 years
0483	Sage View Care Center	Rock Springs	WY	—	287	2,392	—	287	2,392	2,679	1,692	987	1964	1993	30 years
	TOTAL KINDRED SKILLED NURSING FACILITIES			—	50,560	541,668	(380)	50,180	541,668	591,848	398,779	193,069

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	NON-KINDRED SKILLED NURSING FACILITIES
7562	Saline Nursing Center	Benton	AR	—	650	13,540	18	650	13,558	14,208	676	13,532	1992	2011	35 years
7565	Regional Nursing Center	Bryant	AR	—	480	12,455	—	480	12,455	12,935	626	12,309	1989	2011	35 years
3786	Beverly Health Care Golflinks	Hot Springs	AR	—	500	11,311	—	500	11,311	11,811	594	11,217	1978	2011	35 years
7566	Lakewood Rehab Center	Lake Village	AR	—	560	8,594	23	560	8,617	9,177	457	8,720	1998	2011	35 years
7560	Countrywood Estates	Monticello	AR	—	260	9,542	—	260	9,542	9,802	476	9,326	1995	2011	35 years
7561	Riverview Manor	Morrilton	AR	—	240	9,476	—	240	9,476	9,716	476	9,240	1988	2011	35 years
7564	Brookridge Life Care & Rehab	Morrilton	AR	—	410	11,069	4	410	11,073	11,483	567	10,916	1996	2011	35 years
7563	Wynwood Nursing Center	Wynne	AR	—	290	10,763	1	290	10,764	11,054	536	10,518	1990	2011	35 years
3765	Chowchilla Convalescent Center	Chowchilla	CA	—	1,780	5,097	—	1,780	5,097	6,877	272	6,605	1965	2011	35 years
7140	Driftwood Gilroy	Gilroy	CA	—	3,330	13,665	—	3,330	13,665	16,995	702	16,293	1968	2011	35 years
7390	Orange Hills Convalescent Hospital	Orange	CA	—	960	20,968	—	960	20,968	21,928	1,015	20,913	1987	2011	35 years
7541	Park Place Health Center	Hartford	CT	—	1,370	2,908	—	1,370	2,908	4,278	264	4,014	1969	2011	35 years
7542	Spectrum Healthcare Torrington	Torrington	CT	—	1,770	2,716	420	1,770	3,136	4,906	323	4,583	1969	2011	35 years
3779	Beverly Health—Ft. Pierce	Ft. Pierce	FL	—	840	16,318	—	840	16,318	17,158	831	16,327	1960	2011	35 years
7551	Willowwood Health & Rehab Center	Flowery Branch	GA	—	1,130	9,219	—	1,130	9,219	10,349	471	9,878	1970	2011	35 years
2437	Westbury	Lisle	IL	—	730	9,270	—	730	9,270	10,000	1,475	8,525	1990	2009	35 years
1568	Rolling Hills	Anderson	IN	—	1,600	6,710	—	1,600	6,710	8,310	370	7,940	1967	2011	35 years
1554	Chalet Village	Berne	IN	—	590	1,654	—	590	1,654	2,244	137	2,107	1986	2011	35 years
1565	Vermillion Convalescent Center	Clinton	IN	—	700	11,057	—	700	11,057	11,757	569	11,188	1971	2011	35 years
1560	Willow Crossing	Columbus	IN	—	880	4,963	—	880	4,963	5,843	288	5,555	1988	2011	35 years
1555	Willowbend Nursing Center	East Muncie	IN	—	1,080	4,026	—	1,080	4,026	5,106	225	4,881	1976	2011	35 years
1567	Greenhill Manor	Fowler	IN	—	380	7,659	—	380	7,659	8,039	384	7,655	1973	2011	35 years
1556	Twin City Healthcare	Gas City	IN	—	350	3,012	—	350	3,012	3,362	185	3,177	1974	2011	35 years
1566	Hanover	Hanover	IN	—	1,070	3,903	—	1,070	3,903	4,973	275	4,698	1975	2011	35 years
1561	AmeriCare of Hartford City	Hartford City	IN	—	470	1,855	—	470	1,855	2,325	144	2,181	1988	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1562	Oakbrook Village	Huntington	IN	—	600	1,950	—	600	1,950	2,550	130	2,420	1987	2011	35 years
1552	Lakeview Manor	Indianapolis	IN	—	2,780	7,927	—	2,780	7,927	10,707	484	10,223	1968	2011	35 years
1569	Wintersong	Knox	IN	—	420	2,019	—	420	2,019	2,439	125	2,314	1984	2011	35 years
1571	Magnolia Woodland	Lawrenceburg	IN	—	340	3,757	—	340	3,757	4,097	245	3,852	1966	2011	35 years
1570	Monticello	Monticello	IN	—	460	8,461	—	460	8,461	8,921	429	8,492	1988	2011	35 years
1557	Liberty Village	Muncie	IN	—	1,520	7,542	—	1,520	7,542	9,062	399	8,663	2001	2011	35 years
3767	Petersburg Health Care Center	Petersburg	IN	—	310	8,443	—	310	8,443	8,753	439	8,314	1970	2011	35 years
1563	AmeriCare of Portland	Portland	IN	—	400	9,597	—	400	9,597	9,997	498	9,499	1964	2011	35 years
3766	Oakridge Convalescent Center	Richmond	IN	—	640	11,128	—	640	11,128	11,768	581	11,187	1975	2011	35 years
1553	Westridge Healthcare Center	Terre Haute	IN	—	690	5,384	—	690	5,384	6,074	289	5,785	1965	2011	35 years
1572	Magnolia Washington	Washington	IN	—	220	10,054	—	220	10,054	10,274	531	9,743	1968	2011	35 years
1558	Americare of Winchester	Winchester	IN	—	730	6,039	—	730	6,039	6,769	309	6,460	1986	2011	35 years
7343	Belleville Health Care Center	Belleville	KS	—	590	4,170	—	590	4,170	4,760	239	4,521	1977	2011	35 years
7347	Oak Ridge Acres	Hiawatha	KS	—	350	590	—	350	590	940	62	878	1974	2011	35 years
7350	Smokey Hill Rehab Center	Salina	KS	—	360	3,705	—	360	3,705	4,065	246	3,819	1981	2011	35 years
7348	Westwood Manor	Topeka	KS	—	250	3,735	—	250	3,735	3,985	208	3,777	1973	2011	35 years
7152	Infinia at Wichita	Wichita	KS	—	350	13,065	—	350	13,065	13,415	633	12,782	1965	2011	35 years
3835	Jackson Manor	Annville	KY	—	131	4,442	—	131	4,442	4,573	783	3,790	1989	2006	35 years
3830	Colonial Health & Rehabilitation Center	Bardstown	KY	—	38	2,829	—	38	2,829	2,867	498	2,369	1968	2006	35 years
3832	Green Valley Health & Rehabilitation Center	Carrollton	KY	—	29	2,325	—	29	2,325	2,354	410	1,944	1978	2006	35 years
3845	Summit Manor Health & Rehabilitation Center	Columbia	KY	—	38	12,510	—	38	12,510	12,548	2,204	10,344	1965	2006	35 years
3831	Glasgow Health & Rehabilitation Center	Glasgow	KY	—	21	2,997	—	21	2,997	3,018	528	2,490	1968	2006	35 years
3841	Professional Care Health & Rehabilitation Center	Hartford	KY	—	22	7,905	—	22	7,905	7,927	1,393	6,534	1967	2006	35 years
3833	Hart County Health Center	Horse Cave	KY	—	68	6,059	—	68	6,059	6,127	1,068	5,059	1993	2006	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3834	Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	—	38	3,920	—	38	3,920	3,958	691	3,267	1973	2006	35 years
3844	Tanbark Health & Rehabilitation Center	Lexington	KY	—	868	6,061	—	868	6,061	6,929	1,068	5,861	1989	2006	35 years
3836	Jefferson Manor	Louisville	KY	—	2,169	4,075	—	2,169	4,075	6,244	718	5,526	1982	2006	35 years
3837	Jefferson Place	Louisville	KY	—	1,307	9,175	—	1,307	9,175	10,482	1,617	8,865	1991	2006	35 years
3838	Meadowview Health & Rehabilitation Center	Louisville	KY	—	317	4,666	—	317	4,666	4,983	822	4,161	1973	2006	35 years
3842	Rockford Health & Rehabilitation Center	Louisville	KY	—	364	9,568	—	364	9,568	9,932	1,686	8,246	1975	2006	35 years
3843	Summerfield Health & Rehabilitation Center	Louisville	KY	—	1,089	10,756	—	1,089	10,756	11,845	1,895	9,950	1979	2006	35 years
3829	McCreary Health & Rehabilitation Center	Pine Knot	KY	—	73	2,443	—	73	2,443	2,516	430	2,086	1990	2006	35 years
3840	North Hardin Health & Rehabilitation Center	Radcliff	KY	—	218	11,944	—	218	11,944	12,162	2,104	10,058	1986	2006	35 years
3839	Monroe Health & Rehabilitation Center	Tompkinsville	KY	—	32	8,756	—	32	8,756	8,788	1,543	7,245	1969	2006	35 years
1730	Wingate at Andover	Andover	MA	—	1,450	14,798	—	1,450	14,798	16,248	773	15,475	1992	2011	35 years
1731	Wingate at Brighton	Brighton	MA	—	1,070	7,383	—	1,070	7,383	8,453	440	8,013	1995	2011	35 years
1745	Chestnut Hill Rehab & Nursing	East Longmeadow	MA	—	3,050	5,392	—	3,050	5,392	8,442	345	8,097	1985	2011	35 years
1747	Wingate at Haverhill	Haverville	MA	—	810	9,288	—	810	9,288	10,098	531	9,567	1973	2011	35 years
1737	Skilled Care Center at Silver Lake	Kingston	MA	—	3,230	19,870	—	3,230	19,870	23,100	1,118	21,982	1992	2011	35 years
1739	Wentworth Skilled Care Center	Lowell	MA	—	820	11,220	—	820	11,220	12,040	579	11,461	1966	2011	35 years
1732	Wingate at Needham	Needham	MA	—	920	9,236	—	920	9,236	10,156	528	9,628	1996	2011	35 years
1733	Wingate at Reading	Reading	MA	—	920	7,499	—	920	7,499	8,419	436	7,983	1988	2011	35 years
1736	Wingate at South Hadley	South Hadley	MA	—	1,870	15,572	—	1,870	15,572	17,442	799	16,643	1988	2011	35 years
1746	Ring East	Springfield	MA	—	1,250	13,561	—	1,250	13,561	14,811	727	14,084	1987	2011	35 years
1734	Wingate at Sudbury	Sudbury	MA	—	1,540	8,100	—	1,540	8,100	9,640	495	9,145	1997	2011	35 years
1744	Riverdale Gardens Rehab & Nursing	West Springfield	MA	—	2,140	6,997	107	2,140	7,104	9,244	477	8,767	1960	2011	35 years
1735	Wingate at Wilbraham	Wilbraham	MA	—	4,070	10,777	—	4,070	10,777	14,847	605	14,242	1988	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1740	Worcester Skilled Care Center	Worcester	MA	—	620	10,958	—	620	10,958	11,578	619	10,959	1970	2011	35 years
3774	Cumberland Villa Nursing Center	Cumberland	MD	—	660	23,970	—	660	23,970	24,630	1,143	23,487	1968	2011	35 years
3773	Colton Villa	Hagerstown	MD	—	1,550	16,973	—	1,550	16,973	18,523	862	17,661	1971	2011	35 years
3775	Westminster Nursing & Convalescent Center	Westminster	MD	—	2,160	15,931	—	2,160	15,931	18,091	808	17,283	1973	2011	35 years
7586	Autumn Woods Residential Health Care Facility	Warren	MI	—	1,495	26,015	—	1,495	26,015	27,510	255	27,255	2012	2012	35 years
7160	Waters of Park Point	Duluth	MN	—	2,920	8,271	(2,333)	2,920	5,938	8,858	423	8,435	1971	2011	35 years
3784	Hopkins Healthcare	Hopkins	MN	—	4,470	21,409	—	4,470	21,409	25,879	1,047	24,832	1961	2011	35 years
7005	Andrew Care Home	Minneapolis	MN	—	3,280	5,083	—	3,280	5,083	8,363	447	7,916	1941	2011	35 years
3764	Golden Living Center—Rochester East	Rochester	MN	—	639	3,497	—	639	3,497	4,136	3,554	582	1967	1982	28 years
7250	Ashland Healthcare	Ashland	MO	—	770	4,400	—	770	4,400	5,170	238	4,932	1993	2011	35 years
7257	South Hampton Place	Columbia	MO	—	710	11,279	—	710	11,279	11,989	566	11,423	1994	2011	35 years
7253	Dixon Nursing & Rehab	Dixon	MO	—	570	3,342	—	570	3,342	3,912	192	3,720	1989	2011	35 years
7252	Current River Nursing	Doniphan	MO	—	450	7,703	—	450	7,703	8,153	425	7,728	1991	2011	35 years
7254	Forsyth Care Center	Forsyth	MO	—	710	6,731	—	710	6,731	7,441	387	7,054	1993	2011	35 years
3785	Maryville Health Care Center	Maryville	MO	—	630	5,825	—	630	5,825	6,455	339	6,116	1972	2011	35 years
7255	Glenwood Healthcare	Seymour	MO	—	670	3,737	—	670	3,737	4,407	209	4,198	1990	2011	35 years
7256	Silex Community Care	Silex	MO	—	730	2,689	—	730	2,689	3,419	166	3,253	1991	2011	35 years
7251	Bellefontaine Gardens	St. Louis	MO	—	1,610	4,314	—	1,610	4,314	5,924	271	5,653	1988	2011	35 years
2227	Gravios Nursing Center	St. Louis	MO	—	1,560	10,582	—	1,560	10,582	12,142	598	11,544	1954	2011	35 years
7258	Strafford Care Center	Strafford	MO	—	1,670	8,251	—	1,670	8,251	9,921	420	9,501	1995	2011	35 years
7259	Windsor Healthcare	Windsor	MO	—	510	3,345	—	510	3,345	3,855	192	3,663	1996	2011	35 years
3770	Lakewood Manor	Hendersonville	NC	—	1,610	7,759	—	1,610	7,759	9,369	445	8,924	1979	2011	35 years
2505	Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	4,071	9,755	1982	2004	30 years
2226	Hearthstone of Northern Nevada	Sparks	NV	—	1,400	9,365	—	1,400	9,365	10,765	518	10,247	1988	2011	35 years
1742	Wingate at St. Francis	Beacon	NY	—	1,900	18,115	—	1,900	18,115	20,015	932	19,083	2002	2011	35 years
7583	Garden Gate	Cheektowaga	NY	—	760	15,643	30	760	15,673	16,433	826	15,607	1979	2011	35 years
7581	Brookhaven	East Patchogue	NY	—	1,100	25,840	30	1,100	25,870	26,970	1,239	25,731	1988	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1741	Wingate at Dutchess	Fishkill	NY	—	1,300	19,685	—	1,300	19,685	20,985	1,002	19,983	1996	2011	35 years
7580	Autumn View	Hamburg	NY	—	1,190	24,687	34	1,190	24,721	25,911	1,241	24,670	1983	2011	35 years
1743	Wingate at Ulster	Highland	NY	—	1,500	18,223	—	1,500	18,223	19,723	893	18,830	1998	2011	35 years
7584	North Gate	North Tonawanda	NY	—	1,010	14,801	40	1,010	14,841	15,851	799	15,052	1982	2011	35 years
7585	Seneca	West Seneca	NY	—	1,400	13,491	5	1,400	13,496	14,896	708	14,188	1974	2011	35 years
7582	Harris Hill	Williamsville	NY	—	1,240	33,574	33	1,240	33,607	34,847	1,603	33,244	1992	2011	35 years
2702	Burlington House	Cincinnati	OH	—	918	5,087	—	918	5,087	6,005	1,478	4,527	1989	2004	35 years
2701	Regency Manor	Columbus	OH	—	606	16,424	—	606	16,424	17,030	10,391	6,639	1883	2004	35 years
7451	Rosewood Manor (OH)	Galion	OH	—	540	6,324	(1,872)	540	4,452	4,992	262	4,730	1967	2011	35 years
3920	Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	2,637	862	1972	1993	25 years
7453	Horizon Village (Gillette’s)	Warren	OH	—	1,100	8,196	(3,790)	1,100	4,406	5,506	3,174	2,332	1967	2011	35 years
7452	Whispering Pines Healthcare Center	Washington Ct House	OH	—	490	13,460	(1,700)	490	11,760	12,250	583	11,667	1984	2011	35 years
7450	Boardman Comm CC Little Forest	Youngstown	OH	—	380	5,960	(3,698)	380	2,262	2,642	271	2,371	1962	2011	35 years
7443	Willow Park Health Care Center	Lawton	OK	—	300	12,164	—	300	12,164	12,464	626	11,838	1985	2011	35 years
7440	Temple Manor Nursing Home	Temple	OK	—	300	1,779	—	300	1,779	2,079	115	1,964	1971	2011	35 years
7441	Tuttle Care Center	Tuttle	OK	—	150	1,377	—	150	1,377	1,527	100	1,427	1960	2011	35 years
1510	Avamere Rehab of Coos Bay	Coos Bay	OR	—	1,920	3,394	—	1,920	3,394	5,314	199	5,115	1968	2011	35 years
1502	Avamere Riverpark of Eugene	Eugene	OR	—	1,960	17,622	—	1,960	17,622	19,582	862	18,720	1988	2011	35 years
1509	Avamere Rehab of Eugene	Eugene	OR	—	1,080	7,257	—	1,080	7,257	8,337	388	7,949	1966	2011	35 years
1513	Avamere Rehab of Clackamas	Gladstone	OR	—	820	3,844	—	820	3,844	4,664	217	4,447	1961	2011	35 years
1507	Avamere Rehab of Hillsboro	Hillsboro	OR	—	1,390	8,628	—	1,390	8,628	10,018	453	9,565	1973	2011	35 years
1508	Avamere Rehab of Junction City	Junction City	OR	—	590	5,583	—	590	5,583	6,173	288	5,885	1966	2011	35 years
1506	Avamere Rehab of King City	King City	OR	—	1,290	10,646	—	1,290	10,646	11,936	535	11,401	1975	2011	35 years
1504	Avamere Rehab of Lebanon	Lebanon	OR	—	980	12,954	—	980	12,954	13,934	630	13,304	1974	2011	35 years
1528	Newport Rehabilitation & Specialty Care Center	Newport	OR	—	380	3,420	364	380	3,784	4,164	165	3,999	1997	2011	35 years
1529	Mountain View	Oregon City	OR	—	1,056	6,831	—	1,056	6,831	7,887	112	7,775	1977	2012	35 years
1505	Avamere Crestview of Portland	Portland	OR	—	1,610	13,942	—	1,610	13,942	15,552	691	14,861	1964	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1511	Avamere Twin Oaks of Sweet Home	Sweet Home	OR	—	290	4,536	—	290	4,536	4,826	232	4,594	1972	2011	35 years
3852	Balanced Care at Bloomsburg	Bloomsburg	PA	—	621	1,371	—	621	1,371	1,992	242	1,750	1997	2006	35 years
2507	The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	2,364	5,661	1899	2004	30 years
2228	Mountain View Nursing Home	Greensburg	PA	—	580	12,817	—	580	12,817	13,397	670	12,727	1971	2011	35 years
2509	Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	2,651	6,311	1982	2004	30 years
2508	Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	4,729	12,206	1948	2004	30 years
2506	Wayne Center	Wayne	PA	—	662	6,872	850	662	7,722	8,384	2,514	5,870	1875	2004	30 years
7176	Epic- Bayview	Beaufort	SC	—	890	14,311	—	890	14,311	15,201	760	14,441	1970	2011	35 years
7170	Dundee Nursing Home	Bennettsville	SC	—	320	8,693	—	320	8,693	9,013	461	8,552	1958	2011	35 years
7175	Epic-Conway	Conway	SC	—	1,090	16,880	—	1,090	16,880	17,970	875	17,095	1975	2011	35 years
7171	Mt. Pleasant Nursing Center	Mt. Pleasant	SC	—	1,810	9,079	—	1,810	9,079	10,889	496	10,393	1977	2011	35 years
7380	Firesteel	Mitchell	SD	—	690	15,360	—	690	15,360	16,050	782	15,268	1966	2011	35 years
7381	Fountain Springs Healthcare Center	Rapid City	SD	—	940	28,647	—	940	28,647	29,587	1,319	28,268	1989	2011	35 years
7550	Brookewood Health Care Center	Decatur	TN	—	470	4,617	—	470	4,617	5,087	268	4,819	1981	2011	35 years
7172	Tri-State Comp Care Center	Harrogate	TN	—	1,520	11,515	—	1,520	11,515	13,035	585	12,450	1990	2011	35 years
1661	Green Acres—Baytown	Baytown	TX	—	490	9,104	—	490	9,104	9,594	459	9,135	1970	2011	35 years
1662	Allenbrook Healthcare	Baytown	TX	—	470	11,304	—	470	11,304	11,774	577	11,197	1975	2011	35 years
7603	Summer Place Nursing and Rehab	Beaumont	TX	—	1,160	15,934	—	1,160	15,934	17,094	802	16,292	2009	2011	35 years
1664	Green Acres—Center	Center	TX	—	200	5,446	—	200	5,446	5,646	306	5,340	1972	2011	35 years
1676	Regency Nursing Home	Clarksville	TX	—	380	8,711	—	380	8,711	9,091	468	8,623	1989	2011	35 years
7270	Park Manor—Conroe	Conroe	TX	—	1,310	22,318	—	1,310	22,318	23,628	1,056	22,572	2001	2011	35 years
7601	Trisun Care Center Westwood	Corpus Christi	TX	—	440	8,624	—	440	8,624	9,064	445	8,619	1973	2011	35 years
7602	Trisun Care Center River Ridge	Corpus Christi	TX	—	890	7,695	—	890	7,695	8,585	423	8,162	1994	2011	35 years
7606	Heritage Oaks West	Corsicana	TX	—	510	15,806	—	510	15,806	16,316	792	15,524	1995	2011	35 years
7531	Park Manor	DeSoto	TX	—	1,080	14,484	—	1,080	14,484	15,564	744	14,820	1987	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
7510	Hill Country Care	Dripping Springs	TX	—	740	3,973	—	740	3,973	4,713	222	4,491	1986	2011	35 years
7609	Sandstone Ranch	El Paso	TX	—	1,580	8,396	—	1,580	8,396	9,976	639	9,337	2010	2011	35 years
7511	Pecan Tree Rehab & Healthcare	Gainesville	TX	—	430	11,499	—	430	11,499	11,929	591	11,338	1990	2011	35 years
1679	Pleasant Valley Health & Rehab	Garland	TX	—	1,040	9,383	—	1,040	9,383	10,423	513	9,910	2008	2011	35 years
1674	Upshur Manor	Gilmer	TX	—	770	8,126	—	770	8,126	8,896	437	8,459	1990	2011	35 years
1667	Beechnut Manor	Houston	TX	—	1,080	12,030	—	1,080	12,030	13,110	632	12,478	1982	2011	35 years
7271	Park Manor—Cypress Station	Houston	TX	—	1,450	19,542	—	1,450	19,542	20,992	941	20,051	2003	2011	35 years
7274	Park Manor of Westchase	Houston	TX	—	2,760	16,715	—	2,760	16,715	19,475	822	18,653	2005	2011	35 years
7275	Park Manor—Cyfair	Houston	TX	—	1,720	14,717	—	1,720	14,717	16,437	727	15,710	1999	2011	35 years
1666	Green Acres—Humble	Humble	TX	—	2,060	6,738	—	2,060	6,738	8,798	386	8,412	1972	2011	35 years
7272	Park Manor—Humble	Humble	TX	—	1,650	17,257	—	1,650	17,257	18,907	843	18,064	2003	2011	35 years
1663	Green Acres—Huntsville	Huntsville	TX	—	290	2,568	—	290	2,568	2,858	178	2,680	1968	2011	35 years
7512	Legend Oaks Healthcare	Jacksonville	TX	—	760	9,639	—	760	9,639	10,399	507	9,892	2006	2011	35 years
7534	Avalon Kirbyville	Kirbyville	TX	—	260	7,713	—	260	7,713	7,973	420	7,553	1987	2011	35 years
1678	Millbrook Healthcare	Lancaster	TX	—	750	7,480	—	750	7,480	8,230	433	7,797	2008	2011	35 years
1668	Nexion Health at Linden	Linden	TX	—	680	3,495	—	680	3,495	4,175	241	3,934	1968	2011	35 years
7535	SWLTC Marshall Conroe	Marshall	TX	—	810	10,093	—	810	10,093	10,903	545	10,358	2008	2011	35 years
1677	McKinney Healthcare & Rehab	McKinney	TX	—	1,450	10,345	—	1,450	10,345	11,795	556	11,239	2006	2011	35 years
7650	Homestead of McKinney	McKinney	TX	—	1,540	11,049	(2,592)	1,540	8,457	9,997	475	9,522	1993	2011	35 years
7514	Midland Nursing Center	Midland	TX	—	530	13,311	—	530	13,311	13,841	659	13,182	2008	2011	35 years
7273	Park Manor of Quail Valley	Missouri	TX	—	1,920	16,841	—	1,920	16,841	18,761	825	17,936	2005	2011	35 years
1672	Nexion Health at Mt. Pleasant	Mount Pleasant	TX	—	520	5,050	—	520	5,050	5,570	315	5,255	1970	2011	35 years
1669	Nexion Health at New Boston	New Boston	TX	—	360	4,718	—	360	4,718	5,078	293	4,785	1966	2011	35 years
1671	Nexion Health at Omaha	Omaha	TX	—	450	2,455	—	450	2,455	2,905	178	2,727	1970	2011	35 years
7604	The Meadows Nursing and Rehab	Orange	TX	—	380	10,777	—	380	10,777	11,157	566	10,591	2006	2011	35 years
7607	Cypress Glen Nursing and Rehab	Port Arthur	TX	—	1,340	14,142	—	1,340	14,142	15,482	749	14,733	2000	2011	35 years
7608	Cypress Glen East	Port Arthur	TX	—	490	10,663	—	490	10,663	11,153	554	10,599	1986	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
7600	Trisun Care Center Coastal Palms	Portland	TX	—	390	8,548	—	390	8,548	8,938	445	8,493	1998	2011	35 years
7513	Legend Oaks Healthcare San Angelo	San Angelo	TX	—	870	12,282	—	870	12,282	13,152	629	12,523	2006	2011	35 years
2472	Parklane West	San Antonio	TX	—	770	10,242	—	770	10,242	11,012	550	10,462	1988	2011	35 years
7530	San Pedro Manor	San Antonio	TX	—	740	11,498	(2,768)	740	8,730	9,470	485	8,985	1986	2011	35 years
1670	Nexion Health at Sherman	Sherman	TX	—	250	6,636	—	250	6,636	6,886	375	6,511	1971	2011	35 years
7532	Avalon Trinity	Trinity	TX	—	330	9,413	—	330	9,413	9,743	496	9,247	1985	2011	35 years
1673	Renfro Nursing Home	Waxahachie	TX	—	510	7,602	—	510	7,602	8,112	443	7,669	1976	2011	35 years
7533	Avalon Wharton	wharton	TX	—	270	5,107	—	270	5,107	5,377	313	5,064	1988	2011	35 years
7153	Infinia at Granite Hills	Salt Lake City	UT	—	740	1,247	549	740	1,796	2,536	108	2,428	1972	2011	35 years
3769	Sleepy Hollow Manor	Annandale	VA	—	7,210	13,562	—	7,210	13,562	20,772	772	20,000	1963	2011	35 years
3768	The Cedars Nursing Home	Charlottesville	VA	—	2,810	10,763	—	2,810	10,763	13,573	584	12,989	1964	2011	35 years
7173	Avis Adams	Emporia	VA	—	620	7,492	16	620	7,508	8,128	419	7,709	1971	2011	35 years
3771	Walnut Hill Convalescent Center	Petersburg	VA	—	930	11,597	—	930	11,597	12,527	591	11,936	1972	2011	35 years
3772	Battlefield Park Convalescent Center	Petersburg	VA	—	1,010	12,489	—	1,010	12,489	13,499	629	12,870	1976	2011	35 years
1501	St. Francis of Bellingham	Bellingham	WA	—	1,740	23,581	—	1,740	23,581	25,321	1,113	24,208	1984	2011	35 years
7201	Evergreen North Cascades	Bellingham	WA	—	1,220	7,554	—	1,220	7,554	8,774	441	8,333	1999	2011	35 years
3924	Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	1,276	28,811	1995	2011	35 years
1514	Avamere Georgian Lakewood	Lakewood	WA	—	620	3,896	—	620	3,896	4,516	227	4,289	1958	2011	35 years
3921	SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	842	17,257	1972	2011	35 years
3922	SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	448	9,078	1988	2011	35 years
1500	Richmond Beach Rehab	Seattle	WA	—	2,930	16,199	—	2,930	16,199	19,129	823	18,306	1993	2011	35 years
1503	Avamere Olympic Rehab of Sequim	Sequim	WA	—	590	16,896	—	590	16,896	17,486	829	16,657	1974	2011	35 years
7200	Shelton Nursing Home	Shelton	WA	—	510	8,570	—	510	8,570	9,080	434	8,646	1998	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1512	Avamere Heritage Rehab of Tacoma	Tacoma	WA	—	1,760	4,616	—	1,760	4,616	6,376	272	6,104	1968	2011	35 years
1515	Avamere Skilled Nursing Tacoma	Tacoma	WA	—	1,320	1,544	—	1,320	1,544	2,864	159	2,705	1972	2011	35 years
7360	Cascade Park Care Center	Vancouver	WA	—	1,860	14,854	—	1,860	14,854	16,714	716	15,998	1991	2011	35 years
7470	Chilton Health and Rehab	Chilton	WI	—	440	6,114	—	440	6,114	6,554	344	6,210	1963	2011	35 years
3781	Florence Villa	Florence	WI	—	340	5,631	—	340	5,631	5,971	308	5,663	1970	2011	35 years
3780	Western Village	Green Bay	WI	—	1,310	4,882	—	1,310	4,882	6,192	307	5,885	1965	2011	35 years
3783	Greendale Health & Rehab	Sheboygan	WI	—	880	1,941	—	880	1,941	2,821	139	2,682	1967	2011	35 years
3782	South Shore Manor	St. Francis	WI	—	630	2,300	—	630	2,300	2,930	132	2,798	1960	2011	35 years
7240	Waukesha Springs (Westmoreland)	Waukesha	WI	—	1,380	16,205	—	1,380	16,205	17,585	888	16,697	1973	2011	35 years
3776	Wisconsin Dells Health & Rehab	Wisconsin Dells	WI	—	730	18,994	—	730	18,994	19,724	894	18,830	1972	2011	35 years
2513	Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	611	12,648	1987	2011	35 years
2514	Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	601	12,429	1987	2011	35 years
2512	Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	1,153	23,712	1987	2011	35 years
2515	White Sulphur	White Sulphur	WV	—	250	13,055	—	250	13,055	13,305	621	12,684	1987	2011	35 years
	TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	215,225	2,106,053	(14,796)	215,225	2,091,257	2,306,482	156,795	2,149,687
	TOTAL FOR SKILLED NURSING FACILITIES			—	265,785	2,647,721	(15,176)	265,405	2,632,925	2,898,330	555,574	2,342,756

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	KINDRED HOSPITALS
4656	Kindred Hospital—Arizona—Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,419	1,166	1980	1992	30 years
4826	Kindred Hospital—Scottsdale	Scottsdale	AZ	—	2,310	6,322	(6,592)	2,040	—	2,040	—	2,040	1986	2011	35 years
4658	Kindred Hospital—Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,653	568	1969	1994	25 years
4644	Kindred Hospital—Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,118	4,637	1990	1995	40 years
4807	Kindred Hospital—Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,543	968	1950	1994	25 years
4848	Kindred Hospital—San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	10,306	2,128	1965	1994	25 years
4822	Kindred Hospital—San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	5,827	2,778	1962	1993	25 years
4842	Kindred Hospital—Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,382	729	1973	1993	20 years
4665	Kindred Hospital—Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,326	937	1963	1994	20 years
4602	Kindred Hospital—South Florida—Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,532	1,887	1956	1992	30 years
4645	Kindred Hospital—South Florida Ft. Lauderdale	Ft. Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	12,412	3,426	N/A	1989	30 years
4652	Kindred Hospital—North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	3,920	838	1956	1994	20 years
4876	Kindred Hospital—South Florida—Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	4,961	873	1937	1995	20 years
4674	Kindred Hospital—Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	4,314	6,094	1970	1993	40 years
4611	Kindred Hospital—Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	12,653	5,454	1968	1997	40 years
4637	Kindred Hospital—Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	17,316	4,247	1949	1995	25 years
4871	Kindred—Chicago—Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,296	1,742	1995	1976	20 years
4690	Kindred Hospital—Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	5,186	2,162	1960	1991	30 years
4615	Kindred Hospital—Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	6,999	1,627	1949	1993	20 years
4638	Kindred Hospital—Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,015	1,771	1955	1993	30 years
4633	Kindred Hospital—Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	11,063	4,257	1964	1995	20 years
4666	Kindred Hospital—New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	4,038	1,581	1968	1978	20 years
4688	Kindred Hospital—Boston	Boston	MA	—	1,551	9,796	—	1,551	9,796	11,347	8,648	2,699	1930	1994	25 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
4673	Kindred Hospital—Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	4,985	3,126	1974	1993	40 years
4612	Kindred Hospital—Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,403	788	N/A	1992	30 years
4680	Kindred Hospital—St. Louis	St Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,723	1,490	1984	1991	40 years
4662	Kindred Hospital—Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,012	1,584	1964	1994	20 years
4664	Kindred Hospital—Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,469	1,795	1985	1993	40 years
4647	Kindred Hospital—Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,173	2,114	1980	1994	40 years
4618	Kindred Hospital—Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	4,006	1,894	1958	1993	30 years
4619	Kindred Hospital—Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	8,484	5,032	1972	1996	40 years
4614	Kindred Hospital—Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	2,774	2,584	N/A	1995	35 years
4628	Kindred Hospital—Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	3,656	1,515	1975	1993	22 years
4653	Kindred Hospital—Tarrant County (Fort Worth Southwest)	Ft. Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,070	2,730	1987	1986	20 years
4668	Kindred Hospital—Fort Worth	Ft. Worth	TX	—	648	10,608	—	648	10,608	11,256	7,924	3,332	1960	1994	34 years
4654	Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	4,702	3,785	1986	1985	40 years
4685	Kindred Hospital—Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,076	1,019	N/A	1994	20 years
4660	Kindred Hospital—Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,715	1,014	1983	1990	40 years
4635	Kindred Hospital—San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	7,702	3,960	1981	1993	30 years
	TOTAL FOR KINDRED HOSPITALS			—	40,482	279,282	(6,592)	40,212	272,960	313,172	220,801	92,371

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	NON-KINDRED HOSPITALS
7280	Southern Arizone Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	1,146	25,213	1992	2011	35 years
7403	HealthBridge Children’s Hospital	Orange	CA	—	1,330	9,317	—	1,330	9,317	10,647	429	10,218	2000	2011	35 years
7281	HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	1,152	26,906	1991	2011	35 years
3828	Gateway Rehabilitation Hospital at Florence	Florence	KY	—	3,600	4,924	—	3,600	4,924	8,524	868	7,656	2001	2006	35 years
7400	The Ranch/Touchstone	Conroe	TX	—	2,710	28,428	—	2,710	28,428	31,138	1,276	29,862	1992	2011	35 years
3864	Highlands Regional Rehabilitation Hospital	El Paso	TX	—	1,900	23,616	—	1,900	23,616	25,516	4,161	21,355	1999	2006	35 years
7401	Houston Children’s Hospital	Houston	TX	—	1,800	15,770	—	1,800	15,770	17,570	718	16,852	1999	2011	35 years
7402	Beacon Specialty Hospital	The Woodlands	TX	—	960	6,498	—	960	6,498	7,458	303	7,155	1995	2011	35 years
	TOTAL FOR NON-KINDRED HOSPITALS			—	15,880	139,390	—	15,880	139,390	155,270	10,053	145,217
	TOTAL FOR HOSPITALS			—	56,362	418,672	(6,592)	56,092	412,350	468,442	230,854	237,588

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	BROOKDALE SENIORS HOUSING COMMUNITIES
2445	Cedar Springs (aka Decatur)	Decatur	AL	—	1,960	7,916	—	1,960	7,916	9,876	798	9,078	1987	2011	35 years
2444	Hanceville	Hanceville	AL	—	530	3,822	—	530	3,822	4,352	367	3,985	1996	2011	35 years
2477	Wellington Place at Muscle Shoals	Muscle Shoals	AL	—	340	4,017	—	340	4,017	4,357	219	4,138	1999	2011	35 years
2466	Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	336	8,202	1998	2011	35 years
2471	Park Regency Premier Club	Chandler	AZ	—	2,260	19,338	—	2,260	19,338	21,598	1,085	20,513	1992	2011	35 years
2424	The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	7,642	20,023	1986	2005	35 years
3219	Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	2,120	5,533	1998	2005	35 years
3225	Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	1,868	4,967	1998	2005	35 years
3227	Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,476	3,994	1998	2005	35 years
3236	Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,231	3,446	1997	2005	35 years
3238	Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,437	3,814	1998	2005	35 years
2426	Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	20,712	53,648	1988	2005	35 years
2428	The Atrium	San Jose	CA	23,317	6,240	66,329	—	6,240	66,329	72,569	19,467	53,102	1987	2005	35 years
2429	Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	11,346	29,146	1987	2005	35 years
2438	Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	986	20,987	1985	2011	35 years
3206	Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	2,810	7,184	1997	2005	35 years
3220	Wynwood of Pueblo	Pueblo	CO	5,147	840	9,403	—	840	9,403	10,243	2,848	7,395	1997	2005	35 years
2420	The Gables at Farmington	Farmington	CT	9,799	3,995	36,310	—	3,995	36,310	40,305	11,130	29,175	1984	2005	35 years
2435	Chatfield	West Hartford	CT	—	2,493	22,833	—	2,493	22,833	25,326	6,983	18,343	1989	2005	35 years
3258	Clare Bridge of Ft. Myers	Ft. Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	373	8,999	1996	2011	35 years
2478	Wellington Place at Ft Walton	Ft. Walton	FL	—	2,610	11,041	—	2,610	11,041	13,651	523	13,128	2000	2011	35 years
2458	Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	761	16,844	1997	2011	35 years
3260	Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	452	10,507	1997	2011	35 years
3259	Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	459	10,939	1997	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
2460	Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	437	9,220	1997	2011	35 years
3226	Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	1,843	4,877	1998	2005	35 years
2461	Sterling House of Englewood (FL)	Rotunda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	248	5,823	1997	2011	35 years
3235	Clare Bridge of Tallahassee	Tallahassee	FL	4,570	667	6,168	—	667	6,168	6,835	1,868	4,967	1998	2005	35 years
2452	Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	730	15,530	1997	2011	35 years
2469	Renaissance of Titusville	Titusville	FL	—	2,330	9,435	—	2,330	9,435	11,765	919	10,846	1987	2011	35 years
3241	Clare Bridge of West Melbourne	West Melbourne	FL	6,514	586	5,481	—	586	5,481	6,067	1,660	4,407	2000	2005	35 years
2436	The Classic at West Palm Beach	West Palm Beach	FL	26,100	3,758	33,072	—	3,758	33,072	36,830	10,235	26,595	1990	2005	35 years
3245	Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	910	2,328	1997	2005	35 years
3246	Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	1,681	4,306	1997	2005	35 years
3239	Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	1,864	4,992	1997	2005	35 years
2416	The Hallmark	Chicago	IL	—	11,057	107,517	—	11,057	107,517	118,574	32,325	86,249	1990	2005	35 years
2417	The Kenwood of Lake View	Chicago	IL	11,056	3,072	26,668	—	3,072	26,668	29,740	8,287	21,453	1950	2005	35 years
2418	The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	18,647	48,389	1993	2005	35 years
2421	Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	12,735	35,281	1987	2005	35 years
2423	The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	21,748	56,605	1990	2005	35 years
2415	Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	10,444	31,306	1999	2004	35 years
2432	Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	11,218	28,265	1987	2005	35 years
2433	The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	3,112	8,076	1999	2005	35 years
3209	Sterling House of Evansville	Evansville	IN	3,667	357	3,765	—	357	3,765	4,122	1,140	2,982	1998	2005	35 years
2422	Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	3,540	9,255	1986	2005	35 years
3218	Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,081	2,696	1998	2005	35 years
3230	Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,105	2,672	1999	2005	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3232	Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,249	3,370	1998	2005	35 years
3273	Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	215	4,647	1994	2011	35 years
3216	Clare Bridge of Leawood	Leawood	KS	3,734	117	5,127	—	117	5,127	5,244	1,553	3,691	2000	2005	35 years
2451	Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	277	5,680	1996	2011	35 years
3237	Clare Bridge Cottage of Topeka	Topeka	KS	5,001	370	6,825	—	370	6,825	7,195	2,067	5,128	2000	2005	35 years
3274	Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	130	2,614	1994	2011	35 years
2425	River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	17,519	46,444	1986	2005	35 years
3252	Woven Hearts of Davison	Davidson	MI	—	160	3,189	—	160	3,189	3,349	160	3,189	1997	2011	35 years
3253	Clare Bridge of Delta Charter	Delta	MI	—	730	11,471	—	730	11,471	12,201	534	11,667	1998	2011	35 years
3257	Woven Hearts of Delta Charter	Delta	MI	—	820	3,313	—	820	3,313	4,133	216	3,917	1998	2011	35 years
3247	Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	550	10,527	1994	2011	35 years
3248	Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	557	10,389	1994	2011	35 years
3254	Clare Bridge of Grand Blanc I	Grand Blanc	MI	—	450	12,373	—	450	12,373	12,823	579	12,244	1998	2011	35 years
3255	Wynwood of Grand Blanc II	Grand Blanc	MI	—	620	14,627	—	620	14,627	15,247	693	14,554	1998	2011	35 years
3250	Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	324	7,150	1998	2011	35 years
3224	Wynwood of Northville	Northville	MI	7,354	407	6,068	—	407	6,068	6,475	1,838	4,637	1996	2005	35 years
3251	Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	792	17,016	1998	2011	35 years
3256	Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	622	12,831	1998	2011	35 years
3240	Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	3,576	9,374	1996	2005	35 years
3249	Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	430	8,927	1995	2011	35 years
3203	Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	507	1,318	1997	2005	35 years
3208	Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	1,886	4,643	1998	2005	35 years
2419	Edina Park Plaza	Edina	MN	15,888	3,621	33,141	—	3,621	33,141	36,762	10,138	26,624	1998	2005	35 years
3270	Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	67	1,548	1997	2011	35 years
3211	Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,887	253	2,655	—	253	2,655	2,908	804	2,104	1997	2005	35 years
3265	Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	48	852	1996	2011	35 years
3223	Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	2,512	6,841	1998	2005	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3229	Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	2,627	6,727	1998	2005	35 years
3272	Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	158	3,500	1997	2011	35 years
3269	Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	227	5,076	1997	2011	35 years
3267	Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	134	2,056	1997	2011	35 years
2476	Wellington Place of Greenville	Greenville	MS	—	600	1,522	—	600	1,522	2,122	111	2,011	1999	2011	35 years
3204	Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	1,958	5,232	1997	2005	35 years
2465	Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	512	10,799	1997	2011	35 years
3244	Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,059	2,806	1997	2005	35 years
2468	Sterling House of Deptford	Deptford	NJ	—	1,190	5,482	—	1,190	5,482	6,672	285	6,387	1998	2011	35 years
2434	Brendenwood	Voorhees	NJ	18,180	3,158	29,909	—	3,158	29,909	33,067	9,059	24,008	1987	2005	35 years
3242	Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,436	4,186	1997	2005	35 years
2430	Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	8,243	19,935	1986	2005	35 years
2462	Westwood Assisted Living	Sparks	NV	—	1,040	7,376	—	1,040	7,376	8,416	411	8,005	1991	2011	35 years
2463	Westwood Active Retirement	Sparks	NV	—	1,520	9,280	—	1,520	9,280	10,800	544	10,256	1993	2011	35 years
3205	Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	2,280	6,195	1991	2005	35 years
3212	Wynwood of Kenmore	Kenmore	NY	13,711	1,487	15,170	—	1,487	15,170	16,657	4,594	12,063	1995	2005	35 years
3261	Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	1,290	27,837	1994	2011	35 years
3221	Clare Bridge of Niskayuna	Niskayuna	NY	—	1,021	8,333	—	1,021	8,333	9,354	2,524	6,830	1997	2005	35 years
3222	Wynwood of Niskayuna	Niskayuna	NY	17,252	1,884	16,103	—	1,884	16,103	17,987	4,877	13,110	1996	2005	35 years
3228	Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,231	3,446	1997	2005	35 years
2427	The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	2,982	7,647	1988	2005	35 years
3234	Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	3,463	9,103	1991	2005	35 years
3243	Clare Bridge of Williamsville	Williamsville	NY	7,089	839	3,841	—	839	3,841	4,680	1,163	3,517	1997	2005	35 years
3200	Sterling House of Alliance	Alliance	OH	2,338	392	6,283	—	392	6,283	6,675	1,903	4,772	1998	2005	35 years
3201	Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	935	2,303	1999	2005	35 years
3275	Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	508	10,816	1997	2011	35 years
3202	Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	1,630	4,338	1998	2005	35 years
3207	Sterling House of Westerville	Columbus	OH	1,907	267	3,600	—	267	3,600	3,867	1,090	2,777	1999	2005	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3276	Sterling House of Englewood (OH)	Englewood	OH	—	630	6,477	—	630	6,477	7,107	319	6,788	1997	2011	35 years
2455	Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	241	4,393	1997	2011	35 years
2467	Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	242	4,880	1998	2011	35 years
3277	Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	185	3,741	1998	2011	35 years
3233	Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,411	3,882	1998	2005	35 years
2459	Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	433	9,841	1997	2011	35 years
3278	Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	484	10,295	1997	2011	35 years
3279	Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	91	1,798	1994	2011	35 years
2450	Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	—	940	6,312	7,252	304	6,948	1996	2011	35 years
2439	Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	504	11,449	1994	2011	35 years
2440	The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	476	11,027	1988	2011	35 years
2441	McMinnville Residential Estates	McMinnville	OR	2,158	1,230	7,561	—	1,230	7,561	8,791	439	8,352	1989	2011	35 years
2475	Homewood Residence at Deane Hill	Knoxville	TN	—	1,150	15,705	—	1,150	15,705	16,855	790	16,065	2001	2011	35 years
2479	Wellington Place at Newport	Newport	TN	—	820	4,046	—	820	4,046	4,866	222	4,644	2000	2011	35 years
2449	Trinity Towers	Corpus Christi	TX	—	1,920	71,661	—	1,920	71,661	73,581	3,347	70,234	1985	2011	35 years
2446	Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	323	8,139	1996	2011	35 years
2448	Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	173	3,571	1996	2011	35 years
2474	Broadway Plaza at Westover Hill	Ft. Worth	TX	—	1,660	25,703	—	1,660	25,703	27,363	1,198	26,165	2001	2011	35 years
2453	Hampton at Pearland	Houston	TX	—	1,250	12,869	—	1,250	12,869	14,119	643	13,476	1998	2011	35 years
2454	Hampton at Pinegate	Houston	TX	—	3,440	15,913	—	3,440	15,913	19,353	784	18,569	1998	2011	35 years
2456	Hampton at Shadowlake	Houston	TX	—	2,520	13,770	—	2,520	13,770	16,290	692	15,598	1999	2011	35 years
2457	Hampton at Spring Shadow	Houston	TX	—	1,250	15,760	—	1,250	15,760	17,010	752	16,258	1999	2011	35 years
3280	Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	400	8,608	1997	2011	35 years
3281	Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	98	1,790	1997	2011	35 years
2447	Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	138	2,633	1996	2011	35 years
3282	Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	478	10,973	1997	2011	35 years
3283	Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	257	5,154	1997	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3217	Clare Bridge of Lynwood	Lynwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	2,899	7,893	1999	2005	35 years
3231	Clare Bridge of Puyallup	Puyallup	WA	9,993	1,055	8,298	—	1,055	8,298	9,353	2,513	6,840	1998	2005	35 years
2442	Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	1,120	23,110	1990	2011	35 years
2431	Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	4,118	10,399	1915	2005	35 years
2443	Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	752	16,054	1997	2011	35 years
2473	Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	251	4,785	1988	2011	35 years
2464	Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	732	15,404	1998	2011	35 years
3210	Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	485	1,314	2000	2005	35 years
3213	Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	1,991	6,763	2000	2005	35 years
3271	Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	94	2,230	1997	2011	35 years
3214	Clare Bridge Cottage of La Crosse	LaCrosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,370	4,433	2004	2005	35 years
3215	Sterling House of La Crosse	LaCrosse	WI	—	644	5,831	2,637	644	8,468	9,112	2,097	7,015	1998	2005	35 years
3268	Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	238	5,163	1997	2011	35 years
3263	Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	65	1,305	1996	2011	35 years
3262	Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	232	4,967	1995	2011	35 years
3266	Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	103	1,961	1996	2011	35 years
3264	Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	69	1,412	1994	2011	35 years
	TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			262,662	193,190	1,875,304	6,535	193,190	1,881,839	2,075,029	386,836	1,688,193
	SUNRISE SENIORS HOUSING COMMUNITIES
4081	Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	—	4,344	14,455	18,799	345	18,454	2007	2012	35 years
4064	Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	249	2,253	27,800	30,053	4,853	25,200	2007	2007	35 years
4092	Sunrise of River Road	Tucson	AZ	—	2,971	12,399	—	2,971	12,399	15,370	275	15,095	2008	2012	35 years
4073	Sunrise of Lynn Valley	Vancouver	BC	14,656	11,759	37,424	575	11,770	37,988	49,758	6,525	43,233	2002	2007	35 years
4077	Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	340	6,661	32,265	38,926	6,095	32,831	2005	2007	35 years
4069	Sunrise of Victoria	Victoria	BC	13,930	8,332	29,970	553	8,353	30,502	38,855	5,430	33,425	2001	2007	35 years
4023	Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	643	4,920	21,203	26,123	4,327	21,796	1999	2007	35 years
4086	Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	—	1,269	14,598	15,867	340	15,527	2009	2012	35 years
4055	Sunrise of Fair Oaks	Fair Oaks	CA	11,126	1,456	23,679	1,130	2,190	24,075	26,265	4,589	21,676	2001	2007	35 years
4045	Sunrise of Mission Viejo	Mission Viejo	CA	10,896	3,802	24,560	690	3,821	25,231	29,052	4,783	24,269	1998	2007	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
4047	Sunrise of Pacific Palisades	Pacific Palisades	CA	7,822	4,458	17,064	631	4,461	17,692	22,153	3,543	18,610	2001	2007	35 years
4043	Sunrise at Canyon Crest	Riverside	CA	11,755	5,486	19,658	706	5,515	20,335	25,850	3,935	21,915	2006	2007	35 years
4066	Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	434	1,409	23,968	25,377	4,239	21,138	2007	2007	35 years
4035	Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,067	2,686	36,398	39,084	6,267	32,817	1999	2007	35 years
4012	Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	465	2,946	34,813	37,759	6,149	31,610	2000	2007	35 years
4050	Sunrise at Sterling Canyon	Valencia	CA	17,559	3,868	29,293	3,317	3,919	32,559	36,478	6,025	30,453	1998	2007	35 years
4016	Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	479	4,947	31,189	36,136	5,461	30,675	2004	2007	35 years
4018	Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	587	1,711	25,805	27,516	4,523	22,993	2002	2007	35 years
4009	Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	731	1,688	29,034	30,722	5,200	25,522	2000	2007	35 years
4030	Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	1,064	1,431	31,935	33,366	6,064	27,302	1998	2007	35 years
4059	Sunrise at Orchard	Littleton	CO	11,052	1,813	22,183	720	1,818	22,898	24,716	4,375	20,341	1997	2007	35 years
4061	Sunrise of Westminster	Westminster	CO	7,912	2,649	16,243	555	2,679	16,768	19,447	3,338	16,109	2000	2007	35 years
4028	Sunrise of Stamford	Stamford	CT	—	4,612	28,533	1,016	4,617	29,544	34,161	5,581	28,580	1999	2007	35 years
4094	Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	—	2,390	17,671	20,061	416	19,645	2009	2012	35 years
4058	Sunrise of Ivey Ridge	Alpharetta	GA	5,391	1,507	18,516	612	1,513	19,122	20,635	3,757	16,878	1998	2007	35 years
4056	Sunrise of Huntcliff I	Atlanta	GA	32,145	4,232	66,161	6,144	4,226	72,311	76,537	11,730	64,807	1987	2007	35 years
4057	Sunrise of Huntcliff II	Atlanta	GA	5,178	2,154	17,137	780	2,154	17,917	20,071	3,332	16,739	1998	2007	35 years
4053	Sunrise at East Cobb	Marietta	GA	9,932	1,797	23,420	822	1,798	24,241	26,039	4,470	21,569	1997	2007	35 years
4079	Sunrise of Barrington	Barrington	IL	—	859	15,085	—	859	15,085	15,944	350	15,594	2007	2012	35 years
4040	Sunrise of Bloomingdale	Bloomingdale	IL	18,151	1,287	38,625	717	1,311	39,318	40,629	7,078	33,551	2000	2007	35 years
4042	Sunrise of Buffalo Grove	Buffalo Grove	IL	14,387	2,154	28,021	621	2,204	28,592	30,796	5,310	25,486	1999	2007	35 years
4015	Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	338	3,485	27,025	30,510	4,649	25,861	2003	2007	35 years
4021	Sunrise of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	579	2,475	34,623	37,098	6,536	30,562	2000	2007	35 years
4024	Sunrise of Naperville	Naperville	IL	—	1,946	28,538	793	1,974	29,303	31,277	5,586	25,691	1999	2007	35 years
4060	Sunrise of Palos Park	Palos Park	IL	19,854	2,363	42,205	629	2,369	42,828	45,197	7,800	37,397	2001	2007	35 years
4014	Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	771	5,612	40,249	45,861	7,106	38,755	1998	2007	35 years
4036	Sunrise of Willowbrook	Willowbrook	IL	19,565	1,454	60,738	1,585	1,980	61,797	63,777	9,285	54,492	2000	2007	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
4088	Sunrise of Old Meridian	Carmel	IN	—	8,550	31,746	—	8,550	31,746	40,296	744	39,552	2009	2012	35 years
4089	Sunrise of Leawood	Leawood	KS	—	651	16,401	—	651	16,401	17,052	347	16,705	2006	2012	35 years
4090	Sunrise of Overland Park	Overland Park	KS	—	650	11,015	—	650	11,015	11,665	255	11,410	2007	2012	35 years
4052	Sunrise of Baton Rouge	Baton Rouge	LA	8,487	1,212	23,547	680	1,230	24,209	25,439	4,412	21,027	2000	2007	35 years
4051	Sunrise of Arlington	Arlington	MA	18,179	86	34,393	596	107	34,968	35,075	6,494	28,581	2001	2007	35 years
4032	Sunrise of Norwood	Norwood	MA	—	2,230	30,968	1,033	2,258	31,973	34,231	5,587	28,644	1997	2007	35 years
4033	Sunrise of Columbia	Columbia	MD	—	1,780	23,083	1,373	1,855	24,381	26,236	4,309	21,927	1996	2007	35 years
4034	Sunrise of Rockville	Rockville	MD	—	1,039	39,216	724	1,066	39,913	40,979	6,761	34,218	1997	2007	35 years
4008	Sunrise of North Ann Arbor	Ann Arbor	MI	—	1,703	15,857	538	1,673	16,425	18,098	3,137	14,961	2000	2007	35 years
4038	Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,274	3,738	28,929	32,667	5,162	27,505	2006	2007	35 years
4091	Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	—	1,273	21,782	23,055	489	22,566	2007	2012	35 years
4046	Sunrise of Northville	Plymouth	MI	14,536	1,445	26,090	661	1,466	26,730	28,196	4,989	23,207	1999	2007	35 years
4048	Sunrise of Rochester	Rochester	MI	18,137	2,774	38,666	534	2,778	39,196	41,974	7,120	34,854	1998	2007	35 years
4031	Sunrise of Troy	Troy	MI	—	1,758	23,727	365	1,765	24,085	25,850	4,551	21,299	2001	2007	35 years
4054	Sunrise of Edina	Edina	MN	9,378	3,181	24,224	1,718	3,211	25,912	29,123	4,807	24,316	1999	2007	35 years
4019	Sunrise on Providence	Charlotte	NC	—	1,976	19,472	695	1,988	20,155	22,143	3,801	18,342	1999	2007	35 years
4017	Sunrise at North Hills	Raleigh	NC	—	749	37,091	905	751	37,994	38,745	6,711	32,034	2000	2007	35 years
4025	Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	948	2,788	27,117	29,905	5,234	24,671	1999	2007	35 years
4085	Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	—	4,009	15,029	19,038	365	18,673	2008	2012	35 years
4001	Sunrise of Morris Plains	Morris Plains	NJ	19,033	1,492	32,052	749	1,496	32,797	34,293	5,829	28,464	1997	2007	35 years
4002	Sunrise of Old Tappan	Old Tappan	NJ	17,676	2,985	36,795	736	2,986	37,530	40,516	6,628	33,888	1997	2007	35 years
4062	Sunrise of Wall	Wall	NJ	10,053	1,053	19,101	521	1,060	19,615	20,675	3,741	16,934	1999	2007	35 years
4005	Sunrise of Wayne	Wayne	NJ	14,041	1,288	24,990	971	1,297	25,952	27,249	4,678	22,571	1996	2007	35 years
4006	Sunrise of Westfield	Westfield	NJ	18,606	5,057	23,803	894	5,068	24,686	29,754	4,509	25,245	1996	2007	35 years
4029	Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	497	3,502	31,289	34,791	6,043	28,748	2000	2007	35 years
4027	Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	895	4,682	38,922	43,604	7,484	36,120	1999	2007	35 years
4044	Sunrise at Fleetwood	Mount Vernon	NY	13,045	4,381	28,434	684	4,394	29,105	33,499	5,556	27,943	1999	2007	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
4011	Sunrise of New City	New City	NY	—	1,906	27,323	824	1,906	28,147	30,053	5,150	24,903	1999	2007	35 years
4049	Sunrise of Smithtown	Smithtown	NY	13,548	2,853	25,621	1,184	3,038	26,620	29,658	5,443	24,215	1999	2007	35 years
4063	Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	(197)	7,284	23,666	30,950	5,478	25,472	2006	2007	35 years
4013	Sunrise at Parma	Cleveland	OH	—	695	16,641	543	710	17,169	17,879	3,116	14,763	2000	2007	35 years
4010	Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	457	631	10,691	11,322	2,082	9,240	2000	2007	35 years
4075	Sunrise of Aurora	Aurora	ON	—	1,570	36,113	416	1,579	36,520	38,099	6,478	31,621	2002	2007	35 years
4070	Sunrise of Burlington	Burlington	ON	—	1,173	24,448	301	1,183	24,739	25,922	4,319	21,603	2001	2007	35 years
4067	Sunrise of Unionville	Markham	ON	14,858	2,322	41,140	864	2,368	41,958	44,326	7,192	37,134	2000	2007	35 years
4068	Sunrise of Mississauga	Mississauga	ON	13,002	3,554	33,631	613	3,601	34,197	37,798	5,955	31,843	2000	2007	35 years
4076	Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	490	1,962	27,505	29,467	5,193	24,274	2007	2007	35 years
4071	Sunrise of Oakville	Oakville	ON	—	2,753	37,489	490	2,756	37,976	40,732	6,576	34,156	2002	2007	35 years
4072	Sunrise of Richmond Hill	Richmond Hill	ON	12,247	2,155	41,254	467	2,165	41,711	43,876	7,111	36,765	2002	2007	35 years
4078	Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	3,403	1,447	62,032	63,479	9,621	53,858	2003	2007	35 years
4074	Sunrise of Windsor	Windsor	ON	—	1,813	20,882	404	1,833	21,266	23,099	3,778	19,321	2001	2007	35 years
4004	Sunrise of Abington	Abington	PA	23,911	1,838	53,660	1,140	1,874	54,764	56,638	9,750	46,888	1997	2007	35 years
4041	Sunrise of Blue Bell	Blue Bell	PA	8,751	1,765	23,920	1,179	1,814	25,050	26,864	4,746	22,118	2006	2007	35 years
4022	Sunrise of Exton	Exton	PA	—	1,123	17,765	616	1,151	18,353	19,504	3,587	15,917	2000	2007	35 years
4007	Sunrise of Haverford	Haverford	PA	7,502	941	25,872	959	957	26,815	27,772	4,765	23,007	1997	2007	35 years
4003	Sunrise at Granite Run	Media	PA	11,546	1,272	31,781	1,099	1,281	32,871	34,152	5,691	28,461	1997	2007	35 years
4020	Sunrise of Westtown	West Chester	PA	—	1,547	22,996	604	1,566	23,581	25,147	4,843	20,304	1999	2007	35 years
4087	Sunrise of Lower Makefield	Yardley	PA	—	3,165	21,337	—	3,165	21,337	24,502	500	24,002	2008	2012	35 years
4037	Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	288	2,624	27,960	30,584	5,019	25,565	2006	2007	35 years
4083	Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	—	2,024	18,587	20,611	427	20,184	2007	2012	35 years
4093	Sunrise of Frisco	Frisco	TX	—	2,523	14,547	—	2,523	14,547	17,070	304	16,766	2009	2012	35 years
4082	Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	—	2,512	21,600	24,112	490	23,622	2007	2012	35 years
4084	Sunrise of Holladay	Holladay	UT	—	2,542	44,771	—	2,542	44,771	47,313	1,012	46,301	2008	2012	35 years
4065	Sunrise of Sandy	Sandy	UT	—	2,576	22,987	(181)	2,608	22,774	25,382	4,191	21,191	2007	2007	35 years
4039	Sunrise of Alexandria	Alexandria	VA	5,519	88	14,811	766	123	15,542	15,665	3,356	12,309	1998	2007	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
4026	Sunrise of Richmond	Richmond	VA	—	1,120	17,446	816	1,138	18,244	19,382	3,540	15,842	1999	2007	35 years
4080	Sunrise of Bon Air	Richmond	VA	—	2,047	22,079	—	2,047	22,079	24,126	521	23,605	2008	2012	35 years
4000	Sunrise of Springfield	Springfield	VA	8,590	4,440	18,834	954	4,454	19,774	24,228	3,685	20,543	1997	2007	35 years
	TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			511,956	254,131	2,599,161	66,833	255,887	2,664,238	2,920,125	433,329	2,486,796
	ATRIA SENIORS HOUSING COMMUNITIES
8248	Atria Regency	Mobile	AL	—	950	11,897	508	950	12,405	13,355	880	12,475	1996	2011	35 years
8270	Atria Campana Del Rio	Tucson	AZ	—	5,861	37,284	271	5,861	37,555	43,416	2,628	40,788	1964	2011	35 years
8272	Atria Valley Manor	Tucson	AZ	—	1,709	60	120	1,709	180	1,889	43	1,846	1963	2011	35 years
8342	Atria Bell Court Gardens	Tucson	AZ	19,162	3,010	30,969	166	3,010	31,135	34,145	1,916	32,229	1964	2011	35 years
8584	Atria Chandler Villas	Chandler	AZ	8,057	3,650	8,450	280	3,655	8,725	12,380	903	11,477	1988	2011	35 years
8502	Atria Covina	Covina	CA	—	170	4,131	132	170	4,263	4,433	361	4,072	1977	2011	35 years
8510	Atria Chateau Gardens	San Jose	CA	—	39	487	202	39	689	728	199	529	1977	2011	35 years
8517	Atria Collwood	San Diego	CA	—	290	10,650	203	290	10,853	11,143	780	10,363	1976	2011	35 years
8523	Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	607	3,057	10,280	13,337	1,068	12,269	1988	2011	35 years
8529	Atria Covell Gardens	Davis	CA	19,915	2,163	39,657	3,015	2,236	42,599	44,835	2,450	42,385	1987	2011	35 years
8532	Atria Golden Creek	Irvine	CA	—	6,900	23,544	363	6,905	23,902	30,807	1,639	29,168	1985	2011	35 years
8533	Atria Hillcrest	Thousand Oaks	CA	20,985	6,020	25,635	4,963	6,020	30,598	36,618	1,610	35,008	1987	2011	35 years
8538	Atria Bayside Landing	Stockton	CA	—	—	467	139	—	606	606	192	414	1998	2011	35 years
8541	Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	7,793	5,295	37,044	42,339	2,125	40,214	1985	2011	35 years
8544	Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	458	6,971	32,735	39,706	2,038	37,668	1984	2011	35 years
8545	Atria Hacienda	Palm Desert	CA	—	6,680	85,900	1,046	6,692	86,934	93,626	4,573	89,053	1989	2011	35 years
8546	Atria Hillsdale	San Mateo	CA	—	5,240	15,956	233	5,240	16,189	21,429	1,047	20,382	1986	2011	35 years
8553	Atria Rancho Park	San Dimas	CA	—	4,066	14,306	269	4,070	14,571	18,641	1,105	17,536	1975	2011	35 years
8554	Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	189	5,817	24,887	30,704	1,454	29,250	1978	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
8559	Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	4,059	3,441	21,335	24,776	1,405	23,371	1987	2011	35 years
8560	Atria Del Sol	Mission Viejo	CA	5,742	3,500	12,458	304	3,500	12,762	16,262	763	15,499	1985	2011	35 years
8561	Atria Encinitas	Encinitas	CA	—	5,880	9,212	276	5,880	9,488	15,368	677	14,691	1984	2011	35 years
8563	Atria Willow Glen	San Jose	CA	—	8,521	43,168	1,208	8,526	44,371	52,897	1,558	51,339	1976	2011	35 years
8575	Atria Burlingame	Burlingame	CA	7,546	2,494	12,373	299	2,494	12,672	15,166	809	14,357	1977	2011	35 years
8578	Atria Sunnyvale	Sunnyvale	CA	8,674	6,120	30,068	866	6,211	30,843	37,054	1,814	35,240	1977	2011	35 years
8579	Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	177	6,910	15,974	22,884	1,300	21,584	1978	2011	35 years
8580	Atria Daly City	Daly City	CA	7,668	3,090	13,448	39	3,090	13,487	16,577	863	15,714	1975	2011	35 years
8582	Atria Valley View	Walnut Creek	CA	18,698	7,139	53,914	425	7,141	54,337	61,478	4,554	56,924	1977	2011	35 years
8585	Atria Las Posas	Camarillo	CA	—	4,500	28,436	166	4,500	28,602	33,102	1,710	31,392	1997	2011	35 years
8601	Atria Woodbridge	Irvine	CA	—	—	5	—	—	5	5	—	5	1997	2012	35 years
8603	Atria Inn at Lakewood	Lakewood	CO	22,838	6,281	50,095	212	6,281	50,307	56,588	2,779	53,809	1999	2011	35 years
8261	Atria Vistas in Longmont	Longmont	CO	—	2,807	24,877	—	2,807	24,877	27,684	677	27,007	2009	2012	35 years
8311	Atria Stratford	Stratford	CT	15,939	3,210	27,865	498	3,210	28,363	31,573	1,784	29,789	1999	2011	35 years
8434	Atria Darien	Darien	CT	20,879	653	37,587	873	653	38,460	39,113	2,207	36,906	1997	2011	35 years
8435	Atria Stamford	Stamford	CT	38,849	1,200	62,432	2,592	1,233	64,991	66,224	3,603	62,621	1975	2011	35 years
8725	Atria Crossroads Place	Waterford	CT	25,044	2,401	36,495	280	2,401	36,775	39,176	2,105	37,071	2000	2011	35 years
8726	Atria Greenridge Place	Rocky Hill	CT	17,294	2,170	32,553	351	2,172	32,902	35,074	1,884	33,190	1998	2011	35 years
8727	Atria Hamilton Heights	West Hartford	CT	14,074	3,120	14,674	798	3,151	15,441	18,592	1,227	17,365	1904	2011	35 years
8728	Atria Larson Place	Hamden	CT	11,519	1,850	16,098	209	1,865	16,292	18,157	1,155	17,002	1999	2011	35 years
8229	Atria San Pablo	Jacksonville	FL	5,865	1,620	14,920	102	1,629	15,013	16,642	897	15,745	1999	2011	35 years
8343	Atria Meridian	Lake Worth	FL	—	—	10	—	—	10	10	—	10	1986	2012	35 years
8233	The Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	999	3,589	33,585	37,174	1,470	35,704	2002	2011	35 years
8274	Atria Evergreen Woods	Spring Hill	FL	10,689	2,370	28,371	742	2,379	29,104	31,483	2,036	29,447	1981	2011	35 years
8276	Atria Windsor Woods	Hudson	FL	—	1,610	32,432	370	1,612	32,800	34,412	2,224	32,188	1988	2011	35 years
8537	Atria Baypoint Village	Hudson	FL	16,783	2,083	28,841	446	2,088	29,282	31,370	2,156	29,214	1986	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
8210	Atria Johnson Ferry	Marietta	GA	3,781	990	6,453	71	990	6,524	7,514	469	7,045	1995	2011	35 years
8268	Atria Buckhead	Atlanta	GA	—	3,660	5,274	156	3,660	5,430	9,090	499	8,591	1996	2011	35 years
8240	Atria Newburgh	Newburgh	IN	—	1,150	22,880	162	1,150	23,042	24,192	1,349	22,843	1998	2011	35 years
8249	Atria Hearthstone East	Topeka	KS	—	1,150	20,544	207	1,167	20,734	21,901	1,299	20,602	1998	2011	35 years
8277	Atria Hearthstone West	Topeka	KS	9,226	1,230	28,379	497	1,230	28,876	30,106	1,936	28,170	1987	2011	35 years
8209	Atria St. Matthews	Louisville	KY	7,706	939	9,274	367	939	9,641	10,580	844	9,736	1998	2011	35 years
8228	Atria Elizabethtown	Elizabethtown	KY	5,484	850	12,510	113	856	12,617	13,473	775	12,698	1996	2011	35 years
8235	Atria Highland Crossing	Fort Wright	KY	11,522	1,677	14,393	339	1,680	14,729	16,409	1,162	15,247	1988	2011	35 years
8245	Atria Summit Hills	Crestview Hills	KY	6,334	1,780	15,769	376	1,784	16,141	17,925	1,050	16,875	1998	2011	35 years
8246	Atria Stony Brook	Louisville	KY	—	1,860	17,561	136	1,867	17,690	19,557	1,159	18,398	1999	2011	35 years
8258	Atria Springdale	Louisville	KY	—	1,410	16,702	167	1,410	16,869	18,279	1,108	17,171	1999	2011	35 years
8162	Atria Falmouth	Falmouth	MA	30,000	4,630	—	14,897	4,630	14,897	19,527	—	19,527	CIP	2011	CIP
8230	Atria Woodbriar	Falmouth	MA	14,254	1,970	43,693	148	1,974	43,837	45,811	2,365	43,446	1975	2011	35 years
8730	Atria Fairhaven (Alden)	Fairhaven	MA	11,834	1,100	16,093	128	1,100	16,221	17,321	947	16,374	1999	2011	35 years
8731	Atria Draper Place	Hopedale	MA	13,791	1,140	17,794	185	1,154	17,965	19,119	1,091	18,028	1998	2011	35 years
8733	Atria Longmeadow Place	Burlington	MA	23,552	5,310	58,021	298	5,310	58,319	63,629	3,177	60,452	1998	2011	35 years
8735	Atria Marina Place	North Quincy	MA	29,339	2,590	33,899	169	2,605	34,053	36,658	2,055	34,603	1999	2011	35 years
8736	Atria Marland Place	Andover	MA	—	1,831	34,592	435	1,834	35,024	36,858	2,065	34,793	1996	2011	35 years
8737	Atria Merrimack Place	Newburyport	MA	19,533	2,774	40,645	205	2,774	40,850	43,624	2,213	41,411	2000	2011	35 years
8332	Atria Manresa	Annapolis	MD	6,419	4,193	19,000	190	4,193	19,190	23,383	1,153	22,230	1920	2011	35 years
8333	Atria Salisbury	Salisbury	MD	6,157	1,940	24,500	148	1,940	24,648	26,588	1,373	25,215	1995	2011	35 years
8241	Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	106	1,090	23,602	24,692	1,429	23,263	1998	2011	35 years
8548	Atria Kinghaven	Riverview	MI	14,211	1,440	26,260	182	1,471	26,411	27,882	1,803	26,079	1987	2011	35 years
8522	Atria Shorehaven	Sterling Heights	MI	—	—	8	—	—	8	8	—	8	1989	2012	35 years
8305	Atria Merrywood	Charlotte	NC	—	1,678	36,892	373	1,678	37,265	38,943	2,427	36,516	1991	2011	35 years
8319	Atria Cranford	Cranford	NJ	27,330	8,260	61,411	409	8,295	61,785	70,080	3,560	66,520	1993	2011	35 years
8335	Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	372	6,584	13,626	20,210	1,064	19,146	1999	2011	35 years
8562	Atria Vista de Rio	Albuquerque	NM	—	—	36	—	—	36	36	—	36	1997	2012	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
8524	Atria Summit Ridge	Reno	NV	—	4	407	75	4	482	486	183	303	1997	2011	35 years
8525	Atria Sunlake	Las Vegas	NV	—	7	732	178	7	910	917	327	590	1998	2011	35 years
8526	Atria Sutton	Las Vegas	NV	—	—	863	252	12	1,103	1,115	376	739	1998	2011	35 years
8587	Atria Seville	Las Vegas	NV	—	—	796	155	—	951	951	330	621	1999	2011	35 years
8269	Atria Hertlin House	Lake Ronkonkoma	NY	—	7,886	16,391	—	7,886	16,391	24,277	—	24,277	2002	2012	35 years
8309	Atria 86th Street	New York	NY	—	80	73,685	1,749	80	75,434	75,514	4,391	71,123	1998	2011	35 years
8310	Atria Great Neck	Great Neck	NY	14,871	3,390	54,051	256	3,390	54,307	57,697	2,964	54,733	1998	2011	35 years
8312	Atria Kew Gardens	Jamaica	NY	29,013	3,051	66,013	1,143	3,051	67,156	70,207	3,594	66,613	1999	2011	35 years
8313	Atria Briarcliff Manor	Briarcliff Manor	NY	14,832	6,560	33,885	248	6,585	34,108	40,693	2,050	38,643	1997	2011	35 years
8314	Atria Riverdale	Bronx	NY	22,511	1,020	24,149	486	1,035	24,620	25,655	1,660	23,995	1999	2011	35 years
8321	Atria Shaker	Albany	NY	12,780	1,520	29,667	286	1,520	29,953	31,473	1,772	29,701	1997	2011	35 years
8323	Atria South Setauket	South Setauket	NY	—	8,450	14,534	330	8,770	14,544	23,314	1,346	21,968	1967	2011	35 years
8325	Atria Huntington	Huntington Station	NY	6,686	8,190	1,169	216	8,207	1,368	9,575	443	9,132	1987	2011	35 years
8327	Atria Penfield	Penfield	NY	—	620	22,036	82	620	22,118	22,738	1,334	21,404	1972	2011	35 years
8328	Atria Greece	Rochester	NY	—	410	14,967	347	412	15,312	15,724	930	14,794	1970	2011	35 years
8329	Atria Lynbrook	Lynbrook	NY	6,873	3,145	5,489	198	3,147	5,685	8,832	586	8,246	1996	2011	35 years
8330	Atria Crossgate	Albany	NY	4,435	1,080	20,599	82	1,080	20,681	21,761	1,306	20,455	1980	2011	35 years
8331	Atria East Northport	East Northport	NY	—	9,960	34,467	761	9,960	35,228	45,188	2,171	43,017	1996	2011	35 years
8436	Atria Rye Brook	Rye Brook	NY	45,038	9,660	74,936	377	9,665	75,308	84,973	4,218	80,755	2004	2011	35 years
8437	Atria on Roslyn Harbor	Roslyn	NY	65,325	12,909	72,720	457	12,909	73,177	86,086	3,982	82,104	2006	2011	35 years
8438	Atria Cutter Mill	Great Neck	NY	36,090	2,750	47,919	294	2,753	48,210	50,963	2,765	48,198	1999	2011	35 years
8439	Atria Glen Cove	Glen Cove	NY	11,420	2,035	25,190	602	2,049	25,778	27,827	2,657	25,170	1997	2011	35 years
8455	Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	330	4,440	32,313	36,753	1,876	34,877	1900	2011	35 years
8458	Atria Forest Hills	Forest Hills	NY	—	2,050	16,680	221	2,050	16,901	18,951	1,050	17,901	2001	2011	35 years
8461	Atria Plainview	Plainview	NY	14,030	2,480	16,060	129	2,490	16,179	18,669	1,037	17,632	2000	2011	35 years
8464	Atria Tanglewood	Lynbrook	NY	26,700	4,120	37,348	173	4,138	37,503	41,641	2,104	39,537	2005	2011	35 years
8467	Atria Woodlands	Ardsley	NY	47,637	7,660	65,581	380	7,682	65,939	73,621	3,769	69,852	2005	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
8738	Atria Guilderland	Slingerlands	NY	—	1,170	22,414	90	1,171	22,503	23,674	1,327	22,347	1950	2011	35 years
8739	Atria on the Hudson	Ossining	NY	—	8,123	63,089	1,773	8,137	64,848	72,985	3,869	69,116	1972	2011	35 years
8521	Atria Northgate Park	Cincinnati	OH	—	—	—	—	—	—	—	—	—	1985	2012	35 years
8338	Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	174	2,479	23,044	25,523	1,514	24,009	1998	2011	35 years
8339	Atria South Hills	Pittsburgh	PA	4,976	880	10,884	208	895	11,077	11,972	833	11,139	1998	2011	35 years
8433	Atria Center City	Philadelphia	PA	24,272	3,460	18,291	586	3,460	18,877	22,337	1,346	20,991	1964	2011	35 years
8742	Atria Woodbridge Place	Phoenixville	PA	12,105	1,510	19,130	147	1,510	19,277	20,787	1,219	19,568	1996	2011	35 years
8602	Atria Bay Spring Village	Barrington	RI	13,786	2,000	33,400	1,405	2,066	34,739	36,805	2,230	34,575	2000	2011	35 years
8743	Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	167	2,810	31,790	34,600	1,674	32,926	1999	2011	35 years
8744	Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	128	2,110	21,809	23,919	1,260	22,659	1835	2011	35 years
8745	Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	133	1,451	12,808	14,259	902	13,357	2000	2011	35 years
8263	Atria Forest Lake	Columbia	SC	5,390	670	13,946	130	680	14,066	14,746	858	13,888	1999	2011	35 years
8205	Atria Weston Place	Knoxville	TN	10,015	793	7,961	159	800	8,113	8,913	652	8,261	1993	2011	35 years
8542	Atria Collier Park	Beaumont	TX	—	—	—	—	—	—	—	—	—	1996	2012	35 years
8215	Atria Cypresswood	Spring	TX	9,556	880	9,192	78	880	9,270	10,150	628	9,522	1996	2011	35 years
8218	Atria Kingwood	Kingwood	TX	—	1,170	4,518	57	1,170	4,575	5,745	417	5,328	1998	2011	35 years
8234	Atria Copeland	Tyler	TX	10,358	1,879	17,901	133	1,879	18,034	19,913	1,165	18,748	1997	2011	35 years
8243	Atria Carrollton	Carrollton	TX	7,708	360	20,465	227	360	20,692	21,052	1,269	19,783	1998	2011	35 years
8247	Atria Grapevine	Grapevine	TX	—	2,070	23,104	87	2,070	23,191	25,261	1,412	23,849	1999	2011	35 years
8252	Atria Sugar Land	Sugar Land	TX	—	970	17,542	425	970	17,967	18,937	1,044	17,893	1999	2011	35 years
8254	Atria Westchase	Houston	TX	6,842	2,318	22,278	96	2,318	22,374	24,692	1,395	23,297	1999	2011	35 years
8257	Atria Richardson	Richardson	TX	—	1,590	23,662	220	1,590	23,882	25,472	1,428	24,044	1998	2011	35 years
8266	Atria Willow Park	Tyler	TX	—	920	31,271	243	920	31,514	32,434	2,052	30,382	1985	2011	35 years
8284	AtrIA Village at Arboretum	Austin	TX	—	8,280	61,764	—	8,280	61,764	70,044	—	70,044	2009	2012	35 years
8278	Atria Sandy	Sandy	UT	13,502	3,356	18,805	421	3,447	19,135	22,582	1,481	21,101	1986	2011	35 years
8239	Atria Virginia Beach (Hilltop)	Virginia Beach	VA	—	1,749	33,004	169	1,749	33,173	34,922	2,023	32,899	1998	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			1,048,719	373,560	3,064,991	75,147	375,259	3,138,439	3,513,698	188,259	3,325,439

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	OTHER SENIORS HOUSING COMMUNITIES
3880	Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	56	1,040	19,201	20,241	917	19,324	2000	2011	35 years
3873	Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	240	1,720	11,510	13,230	584	12,646	1999	2011	35 years
3881	Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	122	1,020	10,363	11,383	540	10,843	2000	2011	35 years
3800	Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	965	4,731	1999	2006	35 years
7635	Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	201	4,517	1998	2011	35 years
7567	The Arches	Benton	AR	—	330	1,462	—	330	1,462	1,792	97	1,695	1990	2011	35 years
3821	Elmcroft of Blytheville	Blytheville	AR	—	294	2,946	—	294	2,946	3,240	519	2,721	1997	2006	35 years
3605	West Shores	Hot Springs	AR	—	1,326	10,904	—	1,326	10,904	12,230	2,395	9,835	1988	2005	35 years
3822	Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	1,339	7,514	1997	2006	35 years
3823	Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	1,581	7,594	1997	2006	35 years
3825	Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	1,003	6,010	1997	2006	35 years
7301	Chandler Memory Care Community	Chandler	AZ	—	2,910	—	9,066	3,094	8,882	11,976	325	11,651	2011	2011	35 years
3601	Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	3,292	13,032	1986	2005	35 years
7308	Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	106	6,702	2012	2012	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
7010	Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	827	14,587	1999	2011	35 years
3894	Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	209	1,090	13,151	14,241	656	13,585	1999	2011	35 years
3891	Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	82	1,940	5,277	7,217	321	6,896	1999	2011	35 years
2803	Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	2,070	8,302	1977	2005	35 years
7072	Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	850	18,157	2004	2011	35 years
3811	Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	5,368	26,861	1987	2006	35 years
2245	Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	512	10,267	1989	2011	35 years
2813	Emeritus at Barrington Court	Danville	CA	—	360	4,640	—	360	4,640	5,000	945	4,055	1999	2006	35 years
3805	Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	5,749	29,674	1986	2006	35 years
7480	Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	287	6,041	1997	2011	35 years
3808	Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,075	7,457	1997	2006	35 years
3810	Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	10,457	57,996	1964	2006	35 years
3809	Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	2,722	13,816	1974	2006	35 years
1701	Villa de Palma	Placentia	CA	—	1,260	10,174	—	1,260	10,174	11,434	553	10,881	1982	2011	35 years
2244	Wellington Place	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	319	10,118	1999	2011	35 years
7481	The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	1,066	22,257	2007	2011	35 years
2815	Emeritus at Roseville Gardens	Roseville	CA	—	220	2,380	—	220	2,380	2,600	488	2,112	1996	2006	35 years
3807	Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,210	7,772	1999	2006	35 years
2243	Land of Cortese Assisted Living	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	518	10,176	1998	2011	35 years
1700	Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	—	2,660	9,560	12,220	510	11,710	1985	2011	35 years
3604	Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	—	1,219	12,426	13,645	2,719	10,926	1977	2005	35 years
1702	Maria del Sol	Santa Maria	CA	—	1,950	1,726	—	1,950	1,726	3,676	210	3,466	1967	2011	35 years
7013	Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	110	7,774	2006	2012	35 years
2804	Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	3,103	11,303	1986	2005	35 years
2242	Buena Vista Knolls	Vista	CA	—	1,630	5,640	52	1,630	5,692	7,322	344	6,978	1980	2011	35 years
3806	Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	3,846	24,712	1982	2006	35 years
1712	Westminster Terrace	Westminster	CA	—	1,700	11,514	—	1,700	11,514	13,214	566	12,648	2001	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
7011	Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	215	14,075	1999	2012	35 years
7485	Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	419	8,422	1998	2011	35 years
7486	Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	145	2,920	1995	2011	35 years
7110	Devonshire Acres	Sterling	CO	—	950	13,569	(3,501)	950	10,068	11,018	527	10,491	1979	2011	35 years
7292	Gardenside Terrace	Brandford	CT	—	7,000	31,518	—	7,000	31,518	38,518	1,526	36,992	1999	2011	35 years
7291	Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	2,041	43,891	2002	2011	35 years
2802	Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	3,226	11,643	1999	2004	35 years
7636	Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	318	6,795	1999	2011	35 years
7120	Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	424	8,303	1988	2011	35 years
2807	Emeritus at Bonita Springs	Bonita Springs	FL	9,272	1,540	10,783	—	1,540	10,783	12,323	3,207	9,116	1989	2005	35 years
2808	Emeritus at Boynton Beach	Boynton Beach	FL	14,210	2,317	16,218	—	2,317	16,218	18,535	4,631	13,904	1999	2005	35 years
7638	Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	292	6,040	1999	2011	35 years
7231	Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	624	14,533	1999	2011	35 years
2809	Emeritus at Deer Creek	Deerfield	FL	—	1,399	9,791	—	1,399	9,791	11,190	3,169	8,021	1999	2005	35 years
7639	Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	280	5,789	1999	2011	35 years
7520	The Peninsula	Hollywood	FL	—	3,660	9,122	—	3,660	9,122	12,782	554	12,228	1972	2011	35 years
3801	Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	1,040	5,320	1998	2006	35 years
2810	Emeritus at Jensen Beach	Jensen Beach	FL	12,751	1,831	12,820	—	1,831	12,820	14,651	3,796	10,855	1999	2005	35 years
3970	The Carlisle Naples	Naples	FL	37,079	8,406	78,091	—	8,406	78,091	86,497	3,228	83,269	N/A	2011	35 years
7121	Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	429	9,028	1996	2011	35 years
7122	Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	—	790	5,605	6,395	307	6,088	2005	2011	35 years
1707	Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	—	2,230	2,362	4,592	193	4,399	1999	2011	35 years
7637	Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	262	5,328	1999	2011	35 years
1708	Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	—	2,430	17,745	20,175	914	19,261	1999	2011	35 years
1714	Magnolia Place	Tallahassee	FL	—	640	8,013	—	640	8,013	8,653	384	8,269	1999	2011	35 years
7230	Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	718	17,332	2000	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3874	Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	388	5,410	21,332	26,742	1,018	25,724	2001	2011	35 years
7410	Augusta Gardens	Augusta	GA	—	530	10,262	—	530	10,262	10,792	515	10,277	1997	2011	35 years
3888	Elmcroft of Mt. Zion	Jonesboro	GA	—	1,140	15,447	175	1,140	15,622	16,762	777	15,985	2000	2011	35 years
3887	Elmcroft of Milford Chase	Marietta	GA	—	3,350	7,431	365	3,350	7,796	11,146	440	10,706	2000	2011	35 years
3826	Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	1,063	6,109	1997	2007	35 years
7000	Windsor Court of Carmel	Carmel	IN	—	1,110	1,933	—	1,110	1,933	3,043	139	2,904	1998	2011	35 years
1573	Azalea Hills	Floyds Knobs	IN	—	2,370	8,708	—	2,370	8,708	11,078	443	10,635	2008	2011	35 years
3606	Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	—	1,315	18,185	19,500	3,817	15,683	1987	2005	35 years
1559	Greensburg Assisted Living	Greensburg	IN	—	420	1,764	—	420	1,764	2,184	113	2,071	1999	2011	35 years
1551	Summit West	Indianapolis	IN	—	1,240	7,922	—	1,240	7,922	9,162	425	8,737	1998	2011	35 years
3603	The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,348	5,592	1985	2005	35 years
1564	Lakeview Commons of Monticello	Monticello	IN	—	250	5,263	—	250	5,263	5,513	252	5,261	1999	2011	35 years
3827	Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	1,763	9,699	1998	2007	35 years
7482	Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	256	5,149	1990	2011	35 years
7344	Drury Place at Alvamar	Lawrence	KS	—	1,700	9,156	—	1,700	9,156	10,856	477	10,379	1995	2011	35 years
7345	Drury Place at Salina	Salina	KS	—	1,300	1,738	—	1,300	1,738	3,038	149	2,889	1989	2011	35 years
7346	Drury Place Retirement Apartments	Topeka	KS	—	390	6,217	—	390	6,217	6,607	319	6,288	1986	2011	35 years
2510	Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	1,714	4,160	1997	2004	30 years
2805	Summerville at Farm Pond	Framingham	MA	38,700	5,819	33,361	—	5,819	33,361	39,180	7,965	31,215	1999	2004	35 years
2806	Whitehall Estate	Hyannis	MA	6,584	1,277	9,063	—	1,277	9,063	10,340	2,082	8,258	1999	2005	35 years
1738	Wingate at Silver Lake	Kingston	MA	—	3,330	20,624	—	3,330	20,624	23,954	1,124	22,830	1996	2011	35 years
1709	Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	—	2,010	1,293	3,303	136	3,167	1999	2011	35 years
7130	Clover Healthcare	Auburn	ME	—	1,400	26,895	—	1,400	26,895	28,295	1,388	26,907	1982	2011	35 years
7132	Gorham House	Gorham	ME	—	1,360	33,147	—	1,360	33,147	34,507	1,539	32,968	1990	2011	35 years
7131	Sentry Hill	York	ME	—	3,490	19,869	—	3,490	19,869	23,359	957	22,402	2000	2011	35 years
3878	Elmcroft of Downriver	Brownstown	MI	2,363	320	32,652	121	320	32,773	33,093	1,507	31,586	2000	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3611	Independence Village of East Lansing	East Lansing	MI	7,538	1,956	18,122	—	1,956	18,122	20,078	279	19,799	1989	2012	35 years
3883	Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	254	510	14,230	14,740	725	14,015	2001	2011	35 years
7421	Primrose Austin	Austin	MN	—	2,540	11,707	—	2,540	11,707	14,247	550	13,697	2002	2011	35 years
7423	Primrose Duluth	Duluth	MN	—	6,190	8,296	—	6,190	8,296	14,486	448	14,038	2003	2011	35 years
7424	Primrose Mankato	Mankato	MN	—	1,860	8,920	—	1,860	8,920	10,780	459	10,321	1999	2011	35 years
3608	Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	3,977	9,584	2000	2006	35 years
3609	Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,617	3,922	1981	2006	35 years
7300	Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	451	11,193	2011	2011	35 years
2240	Rainbow Retirement Community	Great Falls	MT	—	386	5,254	843	386	6,097	6,483	4,983	1,500	1998	2010	35 years
2651	Springs at Missoula	Missoula	MT	16,881	1,975	34,390	—	1,975	34,390	36,365	194	36,171	2004	2012	35 years
7090	Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	734	15,316	1998	2011	35 years
3802	Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	894	4,433	1997	2006	35 years
7093	Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	878	17,877	1999	2011	35 years
7092	Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	725	16,065	1997	2011	35 years
7097	Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	402	9,180	2005	2011	35 years
7098	Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	931	20,273	2005	2011	35 years
7095	Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	714	14,761	2000	2011	35 years
3612	Independence Village of Olde Raleigh	Raleigh	NC	10,470	1,989	18,648	—	1,989	18,648	20,637	293	20,344	1991	2012	35 years
3846	Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	633	3,143	1984	2006	35 years
7091	Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	1,170	25,436	1999	2011	35 years
7094	Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	741	15,390	2000	2011	35 years
3866	Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	846	11,116	1998	2010	35 years
7096	Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	530	11,156	2005	2011	35 years
7422	Primrose Bismarck	Bismarck	ND	—	1,210	9,768	—	1,210	9,768	10,978	475	10,503	1994	2011	35 years
3602	Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	2,640	10,626	1985	2005	35 years
7020	Brandywine at Brick	Brick	NJ	—	1,490	16,747	—	1,490	16,747	18,237	1,888	16,349	1999	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3890	Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	76	1,150	26,603	27,753	1,236	26,517	1998	2011	35 years
2233	Cottonbloom Assisted Living	Las Cruces	NM	—	153	897	269	153	1,166	1,319	134	1,185	1996	2009	35 years
2239	Peachtree Village Retirement Community	Roswell	NM	—	161	2,161	544	161	2,705	2,866	243	2,623	1999	2010	35 years
3600	The Amberleigh	Amherst	NY	—	3,498	19,097	—	3,498	19,097	22,595	4,412	18,183	1988	2005	35 years
7290	Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,830	22,542	24,372	1,000	23,372	1994	2011	35 years
2819	Inn at Lakeview	Grovepoint	OH	—	770	11,220	—	770	11,220	11,990	561	11,429	1998	2011	35 years
3847	Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	593	3,265	1998	2006	35 years
3885	Elmcroft of Lorain	Lorain	OH	—	500	15,461	247	500	15,708	16,208	774	15,434	2000	2011	35 years
3812	Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	1,404	7,087	1998	2006	35 years
2817	Summerville at Camelot Place	Medina	OH	—	340	21,566	—	340	21,566	21,906	1,019	20,887	1995	2011	35 years
2821	Inn at Medina	Medina	OH	—	1,110	24,700	—	1,110	24,700	25,810	1,151	24,659	2000	2011	35 years
3813	Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	1,725	8,724	1999	2006	35 years
3814	Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	2,222	11,624	1998	2006	35 years
2818	Hillenvale	Mt. Vernon	OH	—	1,100	12,493	—	1,100	12,493	13,593	619	12,974	2001	2011	35 years
3816	Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	—	980	12,604	13,584	2,221	11,363	2000	2006	35 years
3848	Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	494	2,960	1999	2006	35 years
2822	Inn at North Hills	Zanesville	OH	—	1,560	11,067	—	1,560	11,067	12,627	567	12,060	1996	2011	35 years
1803	Arbor House of Midwest City	Midwest City	OK	—	544	9,133	—	544	9,133	9,677	—	9,677	2004	2012	35 years
1804	Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	—	3,959	1999	2012	35 years
1805	Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	—	7,969	2000	2012	35 years
1806	Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	—	3,466	2004	2012	35 years
3889	Elmcroft of Quail Springs	Oklahoma	OK	—	500	16,632	86	500	16,718	17,218	823	16,395	1999	2011	35 years
7014	Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	233	16,028	1999	2012	35 years
7349	Southern Hills Nursing Center	Tulsa	OK	—	750	10,739	—	750	10,739	11,489	647	10,842	1981	2011	35 years
1518	Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	—	4,400	8,353	12,753	474	12,279	2000	2011	35 years
1526	Avamere court at Keizer	Keizer	OR	—	1,260	30,183	—	1,260	30,183	31,443	1,494	29,949	1970	2011	35 years
1523	The Stafford	Lake Oswego	OR	—	1,800	16,122	—	1,800	16,122	17,922	825	17,097	2008	2011	35 years
1527	The Pearl at Kruse Way	Lake Oswego	OR	—	2,000	12,880	—	2,000	12,880	14,880	643	14,237	2005	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1525	Avamere at Three Fountains	Medford	OR	—	2,340	33,187	—	2,340	33,187	35,527	1,623	33,904	1974	2011	35 years
2649	The Springs at Clackamas Woods (ILF)	Milwaukie	OR	11,052	1,264	22,429	—	1,264	22,429	23,693	127	23,566	1999	2012	35 years
2650	Clackamas Woods Assisted Living	Milwaukie	OR	5,913	681	12,077	—	681	12,077	12,758	68	12,690	1999	2012	35 years
1521	Avamere at Newberg	Newberg	OR	—	1,320	4,664	—	1,320	4,664	5,984	280	5,704	1999	2011	35 years
1524	Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	—	1,910	4,249	6,159	289	5,870	1972	2011	35 years
1516	Avamere at Bethany	Portland	OR	—	3,150	16,740	—	3,150	16,740	19,890	846	19,044	2002	2011	35 years
1520	Avamere at Sandy	Sandy	OR	—	1,000	7,309	—	1,000	7,309	8,309	399	7,910	1999	2011	35 years
1522	Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	—	1,940	4,027	5,967	280	5,687	1998	2011	35 years
1519	Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	—	1,010	7,051	8,061	388	7,673	2000	2011	35 years
7483	Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	207	5,540	1991	2011	35 years
1517	Avamere at St Helens	St. Helens	OR	—	1,410	10,496	—	1,410	10,496	11,906	538	11,368	2000	2011	35 years
3849	Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	1,002	5,855	1986	2006	35 years
3853	Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	1,513	8,467	1998	2006	35 years
3851	Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	1,188	5,664	1998	2006	35 years
1703	Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	—	1,660	12,624	14,284	665	13,619	1999	2011	35 years
3817	Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	1,374	6,855	1998	2006	35 years
3850	Elmcroft of Altoona	Duncansville	PA	—	331	4,729	—	331	4,729	5,060	833	4,227	1997	2006	35 years
3818	Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	1,293	6,283	1999	2006	35 years
3854	Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	998	4,900	1999	2006	35 years
3855	Elmcroft of Reedsville	Lewistown	PA	—	189	5,170	—	189	5,170	5,359	911	4,448	1998	2006	35 years
2502	Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	1,525	3,751	1997	2004	30 years
3856	Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	601	3,224	1999	2006	35 years
2504	Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	2,872	7,358	1997	2004	30 years
2503	Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,098	2,495	1997	2004	30 years
2501	Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,457	3,314	1997	2004	30 years
3857	Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	871	4,709	1998	2006	35 years
3858	Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	1,048	5,671	1994	2006	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
2511	Mifflin Court	Shillington	PA	—	689	4,265	351	689	4,616	5,305	1,248	4,057	1997	2004	35 years
3815	Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,345	6,492	1999	2006	35 years
3860	Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,305	6,422	1997	2006	35 years
1704	Outlook Pointe at York	York	PA	—	1,260	6,923	—	1,260	6,923	8,183	364	7,819	1999	2011	35 years
3108	Langston House	Clinton	SC	—	108	7,620	—	108	7,620	7,728	1,343	6,385	1998	2006	35 years
7420	Primrose Aberdeen	Aberdeen	SD	—	850	659	—	850	659	1,509	77	1,432	1991	2011	35 years
7425	Primrose Place	Aberdeen	SD	—	310	3,242	—	310	3,242	3,552	165	3,387	2000	2011	35 years
7426	Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	441	9,141	1997	2011	35 years
7427	Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	—	2,180	12,936	15,116	662	14,454	2002	2011	35 years
3868	Elmcroft of Bartlett	Bartlett	TN	—	570	25,552	74	570	25,626	26,196	1,194	25,002	1999	2011	35 years
1706	Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	—	470	16,006	16,476	758	15,718	1999	2011	35 years
3804	Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	748	3,587	1998	2006	35 years
3875	Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	280	580	7,848	8,428	425	8,003	1999	2011	35 years
7634	Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	327	6,424	2000	2011	35 years
1710	Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	—	590	10,043	10,633	491	10,142	1999	2011	35 years
3819	Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	1,377	6,460	2000	2006	35 years
3862	Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	1,885	9,251	2000	2006	35 years
3863	Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,248	6,018	2000	2006	35 years
3892	Elmcroft of Twin Hills	Madison	TN	—	860	8,208	144	860	8,352	9,212	457	8,755	1999	2011	35 years
7630	Kennington Place	Memphis	TN	—	1,820	4,748	—	1,820	4,748	6,568	379	6,189	1989	2011	35 years
7631	Heritage Place	Memphis	TN	—	2,250	3,333	—	2,250	3,333	5,583	324	5,259	1985	2011	35 years
7633	Glenmary Senior Manor	Memphis	TN	—	510	5,860	44	510	5,904	6,414	401	6,013	1964	2011	35 years
1705	Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	—	940	8,030	8,970	411	8,559	1999	2011	35 years
3871	Elmcroft of Brentwood	Nashville	TN	—	960	22,020	420	960	22,440	23,400	1,060	22,340	1998	2011	35 years
3923	Trenton Health Care Center	Trenton	TN	—	460	6,058	—	460	6,058	6,518	342	6,176	1974	2011	35 years
3899	Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	230	2,650	14,290	16,940	713	16,227	1998	2011	35 years
7309	Meadowbrook Memory Care Community	Arlington	TX	—	755	4,677	—	755	4,677	5,432	13	5,419	2012	2012	35 years
3867	Elmcroft of Austin	Austin	TX	—	2,770	25,820	279	2,770	26,099	28,869	1,223	27,646	2000	2011	35 years

		Location			Initial Cost to Company					Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements		Costs Capitalized Subsequent to Acquisition		Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
3869	Elmcroft of Bedford	Bedford	TX	7,493	770	19,691		203		770	19,894	20,664	945	19,719	1999	2011	35 years
3893	Elmcroft of Rivershire	Conroe	TX	—	860	32,671		188		860	32,859	33,719	1,523	32,196	1997	2011	35 years
7605	Heritage Oaks Retirement Village	Corsicana	TX	—	790	30,636		—		790	30,636	31,426	1,468	29,958	1996	2011	35 years
7484	Flower Mound	Flower Mound	TX	—	900	5,512		—		900	5,512	6,412	277	6,135	1995	2011	35 years
3879	Elmcroft of Garland	Garland	TX	—	850	12,482		128		850	12,610	13,460	640	12,820	1999	2011	35 years
1802	Arbor House Granbury	Granbury	TX	—	390	8,186		—		390	8,186	8,576	—	8,576	2007	2012	35 years
3870	Elmcroft of Braeswood	Houston	TX	—	3,970	15,919		372		3,970	16,291	20,261	789	19,472	1999	2011	35 years
3877	Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801		120		1,580	21,921	23,501	1,037	22,464	1998	2011	35 years
3882	Elmcroft of Irving	Irving	TX	—	1,620	18,755		198		1,620	18,953	20,573	903	19,670	1999	2011	35 years
3610	Whitley Place	Keller	TX	—	—	5,100		—		—	5,100	5,100	716	4,384	1998	2008	35 years
3884	Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765		108		710	14,873	15,583	726	14,857	1998	2011	35 years
1801	Arbor House Lewisville	Lewisville	TX	—	824	10,308	#	—	#	824	10,308	11,132	—	11,132	2007	2012	35 years
3896	Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548		285		6,280	10,833	17,113	559	16,554	1998	2011	35 years
7311	Arbor Hills Memory Care Community	Plano	TX	—	—	—		3,019		—	3,019	3,019	—	3,019	CIP	2011	CIP
1807	Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883		—		1,537	12,883	14,420	—	14,420	2009	2012	35 years
3897	Elmcroft of Windcrest	San Antonio	TX	—	920	13,011		454		920	13,465	14,385	655	13,730	1999	2011	35 years
1800	Arbor House of Temple	Temple	TX	—	473	6,750		—		473	6,750	7,223	—	7,223	2008	2012	35 years
3876	Elmcroft of Cottonwood	Temple	TX	—	630	17,515		123		630	17,638	18,268	843	17,425	1997	2011	35 years
3886	Elmcroft of Mainland	Texas City	TX	—	520	14,849		158		520	15,007	15,527	730	14,797	1996	2011	35 years
3895	Elmcroft of Victoria	Victoria	TX	—	440	13,040		111		440	13,151	13,591	644	12,947	1997	2011	35 years
1808	Arbor House of Weatherford	Weatherford	TX	—	233	3,347		—		233	3,347	3,580	—	3,580	1994	2012	35 years
3872	Elmcroft of Wharton	Wharton	TX	—	320	13,799		175		320	13,974	14,294	680	13,614	1996	2011	35 years
3865	Elmcroft of Chesterfield	Richmond	VA	—	829	6,534		—		829	6,534	7,363	1,151	6,212	1999	2006	35 years
7012	Pheasant Ridge	Roanoke	VA	—	1,813	9,027		—		1,813	9,027	10,840	148	10,692	1999	2012	35 years
2820	Summerville at Ridgewood	Salem	VA	—	1,900	16,219		—		1,900	16,219	18,119	757	17,362	1998	2011	35 years
1717	Cooks Hill Manor	Cetralia	WA	—	520	6,144		—		520	6,144	6,664	332	6,332	1993	2011	35 years
1716	The Sequoia	Olympia	WA	—	1,490	13,724		—		1,490	13,724	15,214	692	14,522	1995	2011	35 years
1713	Birchview	Sedro Wolley	WA	—	210	14,145		—		210	14,145	14,355	652	13,703	1996	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1718	Discovery Memory care	Sequim	WA	—	320	10,544	—	320	10,544	10,864	511	10,353	1961	2011	35 years
7370	The Academy Retirement Comm	Spokane	WA	—	650	3,741	—	650	3,741	4,391	245	4,146	1959	2011	35 years
1715	The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	—	2,200	5,938	8,138	398	7,740	1976	2011	35 years
1611	Jansen House	Appleton	WI	—	130	1,834	(54)	130	1,780	1,910	95	1,815	1996	2011	35 years
1612	Margaret house	Appleton	WI	—	140	2,016	(53)	140	1,963	2,103	105	1,998	1997	2011	35 years
7590	Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	124	2,516	1998	2011	35 years
7033	Harbor House Beloit	Beloit	WI	—	150	4,356	—	150	4,356	4,506	207	4,299	1990	2011	35 years
7032	Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	209	4,471	1991	2011	35 years
7591	Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	96	2,357	2001	2011	35 years
1631	Harmony of Denmark	Denmark	WI	1,160	220	2,228	—	220	2,228	2,448	117	2,331	1995	2011	35 years
7035	Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	290	6,179	1996	2011	35 years
7592	Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	125	2,697	1998	2011	35 years
1642	Harmony of Brenwood Park	Franklin	WI	6,061	1,870	13,804	—	1,870	13,804	15,674	642	15,032	2003	2011	35 years
1601	Windsor House of Glendale East	Glendale	WI	—	1,810	943	23	1,820	956	2,776	62	2,714	1999	2011	35 years
1602	Windsor House of Glendale West	Glendale	WI	—	1,800	935	84	1,800	1,019	2,819	62	2,757	1999	2011	35 years
7321	Laurel Oaks	Glendale	WI	—	2,390	43,587	—	2,390	43,587	45,977	2,066	43,911	1988	2011	35 years
1630	Harmony of Green Bay	Green Bay	WI	3,021	640	5,008	—	640	5,008	5,648	252	5,396	1990	2011	35 years
7326	Layton Terrace	Greenfield	WI	7,844	3,490	39,201	—	3,490	39,201	42,691	1,897	40,794	1999	2011	35 years
1600	Cambridge House	Hartland	WI	—	640	1,663	(37)	652	1,614	2,266	98	2,168	1985	2011	35 years
1606	Winchester Place	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	176	3,396	2002	2011	35 years
7593	Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	124	2,590	1997	2011	35 years
1645	Harmony of Kenosha	Kenosha	WI	3,932	1,180	8,717	—	1,180	8,717	9,897	413	9,484	1999	2011	35 years
7030	Harbor House Kenosha	Kenosha	WI	—	710	3,254	—	710	3,254	3,964	161	3,803	1996	2011	35 years
1637	Harmony Commons of Stevens Point	Madison	WI	—	760	2,242	—	760	2,242	3,002	143	2,859	2005	2011	35 years
1638	Harmony of Madison	Madison	WI	4,070	650	4,279	—	650	4,279	4,929	230	4,699	1998	2011	35 years
1633	Harmony of Manitowoc	Manitowoc	WI	4,777	450	10,101	—	450	10,101	10,551	478	10,073	1997	2011	35 years
7039	Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	76	1,584	1997	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
1647	Harmony of McFarland	McFarland	WI	3,649	640	4,647	—	640	4,647	5,287	240	5,047	1998	2011	35 years
1614	Acorn Ridge	Menasha	WI	—	110	537	17	110	554	664	34	630	1994	2011	35 years
1615	Emeral Ridge	Menasha	WI	—	110	537	2	110	539	649	34	615	1994	2011	35 years
1616	Silver Ridge	Menasha	WI	—	90	557	2	90	559	649	37	612	1993	2011	35 years
1617	West Ridge	Menasha	WI	—	90	557	2	90	559	649	35	614	1993	2011	35 years
1639	Riverview Village	Menomonee Falls	WI	5,784	2,170	11,758	—	2,170	11,758	13,928	553	13,375	2003	2011	35 years
7322	The Arboretum	Menomonee Falls	WI	5,440	5,640	49,083	—	5,640	49,083	54,723	2,439	52,284	1989	2011	35 years
7034	Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	240	5,214	1990	2011	35 years
1608	Phyllis Elaine	Neenah	WI	—	710	1,157	61	710	1,218	1,928	73	1,855	2006	2011	35 years
1609	Judy Harris	Neenah	WI	—	720	2,339	(102)	720	2,237	2,957	122	2,835	2007	2011	35 years
1613	Irish Road	Neenah	WI	—	320	1,036	78	320	1,114	1,434	66	1,368	2001	2011	35 years
1603	Windsor House Oak Creek	Oak Creek	WI	—	800	2,167	(36)	812	2,119	2,931	112	2,819	1997	2011	35 years
7325	Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	598	12,938	1992	2011	35 years
7036	Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	63	1,076	1993	2011	35 years
1607	Wyndham House	Pewaukee	WI	—	1,180	4,124	51	1,197	4,158	5,355	224	5,131	2001	2011	35 years
1643	Harmony of Racine	Racine	WI	9,569	590	11,726	—	590	11,726	12,316	545	11,771	1998	2011	35 years
1644	Harmony of Commons of Racine	Racine	WI	—	630	11,245	—	630	11,245	11,875	528	11,347	2003	2011	35 years
7037	Harbor House Rib Mountain	Rib Mountain	WI	—	350	3,413	—	350	3,413	3,763	167	3,596	1997	2011	35 years
1634	Harmony of Sheboygan	Sheboygan	WI	8,855	810	17,908	—	810	17,908	18,718	837	17,881	1996	2011	35 years
7038	Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	293	6,975	1995	2011	35 years
1604	Windsor House of St. Francis I	St. Francis	WI	—	1,370	1,428	(128)	1,389	1,281	2,670	75	2,595	2000	2011	35 years
1605	Windsor House of St. Francis II	St. Francis	WI	—	1,370	1,666	(40)	1,377	1,619	2,996	90	2,906	2000	2011	35 years
7324	Howard Village of St. Francis	St. Francis	WI	5,520	2,320	17,232	—	2,320	17,232	19,552	859	18,693	2001	2011	35 years
1636	Harmony of Stevens Point	Stevens Point	WI	8,081	790	10,081	—	790	10,081	10,871	485	10,386	2002	2011	35 years
1646	Harmony of Stoughton	Stoughton	WI	1,606	490	9,298	—	490	9,298	9,788	441	9,347	1997	2011	35 years

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
7031	Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	167	3,474	1992	2011	35 years
1632	Harmony of Two Rivers	Two Rivers	WI	2,578	330	3,538	—	330	3,538	3,868	181	3,687	1998	2011	35 years
7320	Oak Hill Terrace	Waukesha	WI	5,230	2,040	40,298	—	2,040	40,298	42,338	1,955	40,383	1985	2011	35 years
1640	Harmony of Terrace Court	Wausau	WI	7,191	430	5,037	—	430	5,037	5,467	250	5,217	1996	2011	35 years
1641	Harmony of Terrace Commons	Wausau	WI	—	740	6,556	—	740	6,556	7,296	328	6,968	2000	2011	35 years
7327	Hart Park Square	Wauwatosa	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	1,053	22,475	2005	2011	35 years
7323	Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	1,152	23,722	1996	2011	35 years
1635	Harmony of Wisconsin Rapids	Wisconsin Rapids	WI	1,075	520	4,349	—	520	4,349	4,869	229	4,640	2000	2011	35 years
1610	Wrightstown	Wrightstown	WI	—	140	376	8	140	384	524	35	489	1999	2011	35 years
1711	Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	—	1,950	14,489	16,439	683	15,756	1999	2011	35 years
3820	Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	1,466	7,102	1999	2006	35 years
7487	Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	107	3,445	1996	2011	35 years
	TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			287,499	376,957	3,211,927	21,957	377,223	3,233,618	3,610,841	267,636	3,343,205
	TOTAL FOR SENIORS HOUSING COMMUNITIES			2,110,836	1,197,838	10,751,383	170,472	1,201,559	10,918,134	12,119,693	1,276,060	10,843,633

		Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property #	Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
	PERSONAL CARE FACILITIES
3721	ResCare Tangram—Ranch	Kingsbury	TX	—	147	806	—	147	806	953	575	378	N/A	1998	20 years
3722	ResCare Tangram—Mesquite	Kingsbury	TX	—	15	1,078	—	15	1,078	1,093	768	325	N/A	1998	20 years

3723	ResCare Tangram—Hacienda	Kingsbury	TX	—	31	841	—	31	841	872	599	273	N/A	1998	20 years
3726	ResCare Tangram—Loma Linda	Kingsbury	TX	—	40	220	—	40	220	260	157	103	N/A	1998	20 years
3724	ResCare Tangram—Texas Hill Country School	Maxwell	TX	—	54	934	—	54	934	988	665	323	N/A	1998	20 years
3725	ResCare Tangram—Chaparral	Maxwell	TX	—	82	552	—	82	552	634	393	241	N/A	1998	20 years
3727	ResCare Tangram—Sierra Verde & Roca Vista	Maxwell	TX	—	20	910	—	20	910	930	648	282	N/A	1998	20 years
3719	ResCare Tangram—618 W. Hutchinson	San Marcos	TX	—	226	1,175	—	226	1,175	1,401	838	563	N/A	1998	20 years
	TOTAL FOR PERSONAL CARE FACILITIES			—	615	6,516	—	615	6,516	7,131	4,643	2,488
	MEDICAL OFFICE BUILDINGS
6370	St. Vincent’s Medical Center East #46	Birmingham	AL	—	—	25,298	952	—	26,250	26,250	2,646	23,604	2005	2010	35 years
6371	St. Vincent’s Medical Center East #48	Birmingham	AL	—	—	12,698	58	—	12,756	12,756	1,452	11,304	1989	2010	35 years
6372	St. Vincent’s Medical Center East #52	Birmingham	AL	—	—	7,608	597	—	8,205	8,205	1,072	7,133	1985	2010	35 years
3065	Crestwood Medical Pavilion	Huntsville	AL	5,327	625	16,178	76	625	16,254	16,879	867	16,012	1994	2011	35 years
6705	Canyon Springs Medical Plaza	Gilbert	AZ	16,260	—	27,497	—	—	27,497	27,497	953	26,544	2007	2012	35 years
6822	Mercy Gilbert Medical Plaza	Gilbert	AZ	7,805	720	11,277	12	720	11,289	12,009	722	11,287	2007	2011	35 years
6707	Thunderbird Paseo Medical Plaza	Glendale	AZ	10,229	—	12,904	214	—	13,118	13,118	513	12,605	1997	2011	35 years
6708	Thunderbird Paseo Medical Plaza II	Glendale	AZ	6,706	—	8,100	38	—	8,138	8,138	346	7,792	2001	2011	35 years
6711	Cobre Valley Medical Plaza	Globe	AZ	2,439	—	3,785	20	—	3,805	3,805	159	3,646	1998	2011	35 years
6700	Desert Samaritan Medical Building I	Mesa	AZ	7,766	—	11,923	59	—	11,982	11,982	439	11,543	1977	2011	35 years
6701	Desert Samaritan Medical Building II	Mesa	AZ	5,782	—	7,395	3	—	7,398	7,398	296	7,102	1980	2011	35 years
6702	Desert Samaritan Medical Building III	Mesa	AZ	9,928	—	13,665	(6)	—	13,659	13,659	564	13,095	1986	2011	35 years
6703	Deer Valley Medical Office Building II	Phoenix	AZ	13,889	—	22,663	18	—	22,681	22,681	939	21,742	2002	2011	35 years
6704	Deer Valley Medical Office Building III	Phoenix	AZ	11,449	—	19,521	3	—	19,524	19,524	745	18,779	2009	2011	35 years
6706	Edwards Medical Plaza	Phoenix	AZ	12,364	—	18,999	281	—	19,280	19,280	1,015	18,265	1984	2011	35 years
6710	Papago Medical Park	Phoenix	AZ	7,443	—	12,172	89	—	12,261	12,261	605	11,656	1989	2011	35 years
6809	Burbank Medical Plaza	Burbank	CA	13,177	1,241	23,322	67	1,241	23,389	24,630	1,451	23,179	2004	2011	35 years
6827	Burbank Medical Plaza II	Burbank	CA	29,878	491	45,641	487	491	46,128	46,619	2,317	44,302	2008	2011	35 years
6808	Eden Medical Plaza	Castro Valley	CA	—	258	2,455	96	258	2,551	2,809	254	2,555	1998	2011	25 years

6828	Sutter Medical Center	Castro Valley	CA	15,564	—	25,088	—	—	25,088	25,088	59	25,029	2012	2012	35 years
6818	PMB Chula Vista	Chula Vista	CA	15,810	2,964	19,393	169	2,964	19,562	22,526	1,195	21,331	2001	2011	35 years
2959	NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	—	19,187	2008	2012	35 years
2960	Gateway Medical Plaza	Fairfield	CA	—	—	12,872	—	—	12,872	12,872	—	12,872	1986	2012	35 years
2961	Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	—	—	8,880	8,880	—	8,880	1990	2012	35 years
6620	Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	—	6,683	9,589	16,272	496	15,776	1972	2012	23 years
6621	Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	—	4,464	3,731	8,195	275	7,920	1987	2012	19 years
6810	St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	350	688	8,735	9,423	735	8,688	1993	2011	32 years
6824	PMB Mission Hills	Mission Hills	CA	30,687	15,468	30,116	—	15,468	30,116	45,584	337	45,247	2012	2012	35 years
6816	PDP Mission Viejo	Mission Viejo	CA	45,947	1,916	77,022	4	1,916	77,026	78,942	3,907	75,035	2007	2011	35 years
6817	PDP Orange	Orange	CA	48,342	1,752	61,647	32	1,752	61,679	63,431	3,254	60,177	2008	2011	35 years
6823	NHP/PMB Pasadena	Pasadena	CA	60,000	3,138	83,412	6,380	3,138	89,792	92,930	4,534	88,396	2009	2011	35 years
6826	Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	1,511	30,103	2009	2011	35 years
6815	Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	—	3,233	71,435	74,668	3,894	70,774	2007	2011	35 years
6820	NHP SB 399-401 East Highland	San Bernardino	CA	—	789	11,133	244	789	11,377	12,166	1,020	11,146	1971	2011	27 years
6821	NHP SB 399-401 East Highland	San Bernardino	CA	—	416	5,625	185	416	5,810	6,226	557	5,669	1988	2011	26 years
6811	San Gabriel Valley Medical	San Gabriel	CA	9,289	914	5,510	113	914	5,623	6,537	492	6,045	2004	2011	35 years
6812	Santa Clarita Valley Medical	Santa Clarita	CA	22,654	9,708	20,020	61	9,708	20,081	29,789	1,166	28,623	2005	2011	35 years
6825	Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	262	262	7,207	7,469	639	6,830	1989	2011	23 years
2962	Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	—	—	9,634	9,634	—	9,634	1988	2012	35 years
2951	Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	1,625	2,464	10,680	13,144	3,371	9,773	1986	2007	35 years
2952	Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	259	1,244	12,554	13,798	2,692	11,106	2002	2007	35 years
2953	Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	678	2,641	48,185	50,826	9,961	40,865	1999	2007	35 years
2963	Green Valley Ranch MOB	Denver	CO	6,197	—	12,139	—	—	12,139	12,139	—	12,139	2007	2012	35 years
6310	Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,112	—	11,548	11,548	1,089	10,459	2004	2010	35 years
2956	Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,320	—	18,650	18,650	2,523	16,127	2003	2009	35 years
3071	The Sierra Medical Building	Parker	CO	491	1,444	14,059	2,529	1,444	16,588	18,032	2,440	15,592	2009	2009	35 years

6320	Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	742	—	3,397	3,397	423	2,974	1976	2010	35 years
6321	Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	604	—	7,870	7,870	759	7,111	1991	2010	35 years
6322	Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	7	—	11,954	11,954	1,272	10,682	2004	2010	35 years
6390	DePaul Professional Office Building	Washington	DC	—	—	6,424	922	—	7,346	7,346	1,323	6,023	1987	2010	35 years
6391	Providence Medical Office Building	Washington	DC	—	—	2,473	475	—	2,948	2,948	557	2,391	1975	2010	35 years
2930	RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	178	3,051	1993	2011	30 years
2907	Aventura Heart & Health	Aventura	FL	16,519	—	25,361	2,940	—	28,301	28,301	6,267	22,034	2006	2007	35 years
2932	RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	284	5,532	1984	2011	34 years
2933	RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	196	4,391	1992	2011	35 years
2934	RTS Ft. Myers	Ft. Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	258	5,022	1989	2011	31 years
2935	RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	203	4,663	1987	2011	35 years
2902	JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	491	1,812	1999	2004	35 years
2903	Palms West Building 6	Loxahatchee	FL	—	965	2,678	38	965	2,716	3,681	660	3,021	2000	2004	35 years
2904	Regency Medical Office Park Phase II	Melbourne	FL	—	770	3,809	248	781	4,046	4,827	946	3,881	1998	2004	35 years
2905	Regency Medical Office Park Phase I	Melbourne	FL	—	590	3,156	155	603	3,298	3,901	777	3,124	1995	2004	35 years
2938	RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	196	4,682	1999	2011	35 years
6633	Woodlands Center for Specialized Med	Pensacola	FL	16,002	2,518	24,006	—	2,518	24,006	26,524	693	25,831	2009	2012	35 years
2939	RTS Pt. Charlotte	Pt. Charlotte	FL	—	966	4,581	—	966	4,581	5,547	253	5,294	1985	2011	34 years
2940	RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	227	5,576	1996	2011	35 years
2906	University Medical Office Building	Tamarac	FL	—	—	6,690	132	—	6,822	6,822	1,428	5,394	2006	2007	35 years
3087	UMC Tamarac	Tamarac	FL	—	2,039	2,936	(3,357)	1,385	233	1,618	99	1,519	1980	2011	22 years
2941	RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	230	5,410	1997	2011	35 years
3081	Augusta Medical Plaza	Augusta	GA	—	594	4,847	65	594	4,912	5,506	499	5,007	1972	2011	25 years
3082	Augusta Professional Building	Augusta	GA	—	687	6,057	172	687	6,229	6,916	624	6,292	1983	2011	27 years
6560	Augusta POB I	Augusta	GA	—	233	7,894	—	233	7,894	8,127	613	7,514	1978	2012	14 years
6561	Augusta POB II	Augusta	GA	—	735	13,717	—	735	13,717	14,452	771	13,681	1987	2012	23 years
6562	Augusta POB III	Augusta	GA	—	535	3,857	—	535	3,857	4,392	267	4,125	1994	2012	22 years
6563	Augusta POB IV	Augusta	GA	—	675	2,182	—	675	2,182	2,857	144	2,713	1995	2012	23 years
3008	Cobb Physicians Center	Austell	GA	8,772	1,145	16,805	119	1,145	16,924	18,069	1,328	16,741	1992	2011	35 years
6565	Summit Professional Plaza I	Brunswick	GA	5,096	1,821	2,974	—	1,821	2,974	4,795	188	4,607	2004	2012	31 years

6566	Summit Professional Plaza II	Brunswick	GA	10,829	981	13,818	—	981	13,818	14,799	415	14,384	1998	2012	35 years
3083	Columbia Medical Plaza	Evans	GA	—	268	1,497	121	268	1,618	1,886	204	1,682	1940	2011	23 years
3009	Parkway Physicians Center	Ringgold	GA	6,169	476	10,017	101	476	10,118	10,594	673	9,921	2004	2011	35 years
3006	Eastside Physicians Center	Snellville	GA	—	1,289	25,019	995	1,289	26,014	27,303	4,245	23,058	1994	2008	35 years
3007	Eastside Physicians Plaza	Snellville	GA	6,852	294	12,948	(72)	294	12,876	13,170	1,927	11,243	2003	2008	35 years
2977	Buffalo Grove Acute Care	Buffalor Grove	IL	—	1,826	930	(766)	1,441	549	1,990	130	1,860	1992	2011	26 years
6400	Physicians Plaza East	Decatur	IL	973	—	791	614	—	1,405	1,405	283	1,122	1976	2010	35 years
6401	Physicians Plaza West	Decatur	IL	1,612	—	1,943	39	—	1,982	1,982	442	1,540	1987	2010	35 years
6402	Physicians and Dental Building	Decatur	IL	389	—	676	1	—	677	677	176	501	1972	2010	35 years
6403	Monroe Medical Center	Decatur	IL	83	—	93	16	—	109	109	26	83	1971	2010	35 years
6404	Kenwood Medical Center	Decatur	IL	2,445	—	3,900	30	—	3,930	3,930	787	3,143	1996	2010	35 years
6405	304 W Hay Building	Decatur	IL	5,224	—	8,702	22	—	8,724	8,724	1,055	7,669	2002	2010	35 years
6406	302 W Hay Building	Decatur	IL	2,251	—	3,467	45	—	3,512	3,512	617	2,895	1993	2010	35 years
6407	ENTA	Decatur	IL	611	—	1,150	—	—	1,150	1,150	138	1,012	1996	2010	35 years
6408	301 W Hay Building	Decatur	IL	222	—	640	—	—	640	640	106	534	1980	2010	35 years
6409	South Shore Medical Building	Decatur	IL	389	902	129	—	902	129	1,031	66	965	1991	2010	35 years
6410	SIU Family Practice	Decatur	IL	861	—	1,689	19	—	1,708	1,708	308	1,400	1997	2010	35 years
6411	Corporate Health Services	Decatur	IL	1,278	934	1,386	—	934	1,386	2,320	205	2,115	1996	2010	35 years
6412	Rock Springs Medical	Decatur	IL	556	399	495	—	399	495	894	78	816	1990	2010	35 years
6420	575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	98	752	1984	2010	35 years
2954	Eberle Medical Office Building (“Eberle MOB”)	Elk Grove Village	IL	—	—	16,315	49	—	16,364	16,364	3,073	13,291	2005	2009	35 years
2978	Grayslake MOB	Grayslake	IL	—	2,740	2,002	63	2,740	2,065	4,805	320	4,485	1996	2011	25 years
2971	1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	52	249	1,504	1,753	148	1,605	2005	2011	34 years
2972	1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	175	216	1,580	1,796	170	1,626	2002	2011	31 years
2973	Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	151	2,662	2002	2011	35 years
2974	Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	1,038	17,440	2001	2011	35 years
2981	Gurnee Acute Care	Gurnee	IL	—	166	1,115	(1,025)	88	168	256	69	187	1996	2011	30 years
2955	Doctors Office Building III (“DOB III”)	Hoffman Estates	IL	—	—	24,550	52	—	24,602	24,602	4,110	20,492	2005	2009	35 years
2970	755 Milwaukee MOB	Libertyville	IL	—	421	3,716	723	421	4,439	4,860	546	4,314	1990	2011	18 years
2979	890 Professional MOB	Libertyville	IL	—	214	2,630	57	214	2,687	2,901	248	2,653	1980	2011	26 years
2980	Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	1,026	17,170	1988	2011	25 years
2975	Round Lake ACC	Round Lake	IL	—	758	370	24	758	394	1,152	125	1,027	1984	2011	13 years

2976	Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	99	3,376	793	4,169	147	4,022	1986	2011	15 years
6300	Wilbur S. Roby Building	Anderson	IN	—	—	2,653	194	—	2,847	2,847	451	2,396	1992	2010	35 years
6301	Ambulatory Services Building	Anderson	IN	—	—	4,266	745	—	5,011	5,011	799	4,212	1995	2010	35 years
6302	St. John’s Medical Arts Building	Anderson	IN	—	—	2,281	254	—	2,535	2,535	440	2,095	1973	2010	35 years
6000	Carmel I	Carmel	IN	—	466	5,954	—	466	5,954	6,420	147	6,273	1985	2012	30 years
6001	Carmel II	Carmel	IN	—	455	5,976	—	455	5,976	6,431	119	6,312	1989	2012	33 years
6002	Carmel III	Carmel	IN	—	422	6,194	—	422	6,194	6,616	138	6,478	2001	2012	35 years
3090	Elkhart	Elkhart	IN	1,257	1,256	1,973	—	1,256	1,973	3,229	256	2,973	1994	2011	32 years
6004	Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	—	519	28,951	29,470	626	28,844	1973	2012	28 years
6005	Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	—	498	27,430	27,928	502	27,426	1995	2012	35 years
6006	Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	—	470	5,703	6,173	130	6,043	2003	2012	35 years
6600	Methodist Professional Center I	Indianapolis	IN	—	61	37,411	—	61	37,411	37,472	1,445	36,027	1985	2012	25 years
3091	LaPorte	LaPorte	IN	781	553	1,309	—	553	1,309	1,862	110	1,752	1997	2011	34 years
3092	Mishawaka	Mishawaka	IN	3,599	3,787	5,543	—	3,787	5,543	9,330	748	8,582	1993	2011	35 years
3093	South Bend	South Bend	IN	1,481	792	2,530	—	792	2,530	3,322	177	3,145	1996	2011	34 years
6590	OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	—	101	19,066	19,167	656	18,511	1997	2012	26 years
6634	St. Elizabeth Covington	Covington	KY	—	345	12,790	—	345	12,790	13,135	345	12,790	2009	2012	35 years
6635	St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	—	402	8,279	8,681	317	8,364	2005	2012	35 years
6802	Lakeview MOB	Covington	LA	—	1,838	5,508	(2,641)	1,276	3,429	4,705	961	3,744	1994	2011	28 years
6804	Medical Arts Courtyard	Lafayette	LA	—	388	1,893	180	388	2,073	2,461	282	2,179	1984	2011	18 years
6805	SW Louisiana POB	Lafayette	LA	—	867	5,010	(597)	884	4,396	5,280	590	4,690	1984	2011	18 years
6803	Lakeview Surgery Center	Mandeville	LA	—	753	956	(1,134)	570	5	575	1	574	1987	2011	16 years
6585	East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	—	168	17,264	17,432	780	16,652	1996	2012	32 years
6586	East Jefferson MOB	Metairie	LA	8,223	107	15,137	—	107	15,137	15,244	728	14,516	1985	2012	28 years
6800	Lakeside POB I	Metairie	LA	—	3,334	4,974	607	3,334	5,581	8,915	649	8,266	1986	2011	22 years
6801	Lakeside POB II	Metairie	LA	—	1,046	802	133	1,046	935	1,981	209	1,772	1980	2011	7 years
2931	RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	126	2,090	1994	2011	29 years
3015	Charles O. Fisher Medical Building	Westminster	MD	11,681	—	13,795	727	—	14,522	14,522	2,302	12,220	2009	2009	35 years
6330	Medical Specialties Building	Kalamazoo	MI	—	—	19,242	124	—	19,366	19,366	2,092	17,274	1989	2010	35 years
6331	North Professional Building	Kalamazoo	MI	—	—	7,228	390	—	7,618	7,618	793	6,825	1983	2010	35 years

6332	Medical Commons Building	Kalamazoo	MI	—	—	661	6	—	667	667	77	590	1979	2010	35 years
6333	Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	285	2,106	1976	2010	35 years
6334	Borgess Visiting Nurses	Kalamazoo	MI	—	90	2,328	29	90	2,357	2,447	275	2,172	1900	2010	35 years
6337	Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	137	—	12,096	12,096	1,411	10,685	1984	2010	35 years
6360	Heart Center Building	Kalamazoo	MI	—	—	8,420	174	—	8,594	8,594	968	7,626	1980	2010	35 years
2936	RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	161	3,186	2002	2011	35 years
2937	RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	212	3,519	1997	2011	31 years
6336	Pro Med Center Plainwell	Plainwell	MI	—	—	697	—	—	697	697	93	604	1991	2010	35 years
6335	Pro Med Center Richland	Richland	MI	—	233	2,267	30	233	2,297	2,530	315	2,215	1996	2010	35 years
6625	Cogdell Duluth MOB	Duluth	MN	—	—	33,406	—	—	33,406	33,406	393	33,013	2012	2012	35 years
6615	HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	—	2,492	15,694	18,186	512	17,674	2010	2012	35 years
2986	Arnold Urgent Care	Armold	MO	—	1,058	556	30	1,058	586	1,644	118	1,526	1999	2011	35 years
6040	DePaul Health Center North	Bridgeton	MO	6,540	996	10,045	—	996	10,045	11,041	311	10,730	1976	2012	21 years
6041	DePaul Health Center South	Bridgeton	MO	6,751	910	12,169	—	910	12,169	13,079	288	12,791	1992	2012	30 years
2987	Fenton Urgent Care Center	Fenton	MO	—	183	2,714	(4)	183	2,710	2,893	239	2,654	2003	2011	35 years
2950	Broadway Medical Office Building	Kansas City	MO	6,223	1,300	12,602	1,772	1,336	14,338	15,674	4,390	11,284	1976	2007	35 years
6010	St. Joseph Medical Building	Kansas City	MO	—	305	7,445	—	305	7,445	7,750	105	7,645	1988	2012	32 years
6011	St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	—	530	9,115	9,645	188	9,457	1995	2012	33 years
6012	Carondelet Medical Building	Kansas City	MO	—	745	12,437	—	745	12,437	13,182	274	12,908	1979	2012	29 years
6045	St. Joseph Hospital West Medical Office Building II	Lake St. Louis	MO	3,169	524	3,229	—	524	3,229	3,753	73	3,680	2005	2012	35 years
6048	St. Joseph O’Fallon Medical Office Building	O’Fallon	MO	770	940	5,556	—	940	5,556	6,496	99	6,397	1992	2012	35 years
6042	St. Mary’s Health Center MOB B	Richmond Heights	MO	2,913	119	4,161	—	119	4,161	4,280	101	4,179	1979	2012	23 years
6043	St. Mary’s Health Center MOB C	Richmond Heights	MO	3,387	136	6,018	—	136	6,018	6,154	154	6,000	1969	2012	20 years
6044	St. Mary’s Health Center MOB D	Richmond Heights	MO	2,529	103	2,780	—	103	2,780	2,883	78	2,805	1984	2012	22 years
2982	Physicians Office Center	St Louis	MO	—	1,445	13,825	66	1,445	13,891	15,336	1,227	14,109	2003	2011	35 years
6046	St. Joseph Health Center Medical Building 1	St. Charles	MO	3,539	503	4,336	—	503	4,336	4,839	133	4,706	1987	2012	20 years
6047	St. Joseph Health Center Medical Building 2	St. Charles	MO	2,562	369	2,963	—	369	2,963	3,332	70	3,262	1999	2012	32 years
2983	12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	676	595	13,260	13,855	1,087	12,768	1993	2011	32 years

2984	St Anthony’s MOB A	St. Louis	MO	—	409	4,687	65	409	4,752	5,161	574	4,587	1975	2011	20 years
2985	St Anthony’s MOB B	St. Louis	MO	—	350	3,942	139	350	4,081	4,431	523	3,908	1980	2011	21 years
2988	Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	174	2,317	3,294	5,611	404	5,207	1983	2011	22 years
6049	St. Joseph Endoscopy Center	St. Peters	MO	312	133	—	—	133	—	133	—	133	N/A	2012	N/A
6580	University Physicians - Grants Ferry	Flowood	MS	10,018	2,796	12,125	—	2,796	12,125	14,921	385	14,536	2010	2012	35 years
6475	Barclay Downs	Charlotte	NC	—	3,535	882	—	3,535	882	4,417	99	4,318	1987	2012	20 years
6484	Randolph	Charlotte	NC	—	6,370	2,929	—	6,370	2,929	9,299	537	8,762	1973	2012	4 years
6486	Mallard Crossing I	Charlotte	NC	—	3,229	2,072	—	3,229	2,072	5,301	246	5,055	1997	2012	25 years
6500	Medical Arts Building	Concord	NC	—	701	11,734	—	701	11,734	12,435	580	11,855	1997	2012	31 years
6501	Gateway Medical Office Building	Concord	NC	—	1,100	9,904	—	1,100	9,904	11,004	412	10,592	2005	2012	35 years
6505	Copperfield Medical Mall	Concord	NC	—	1,980	2,846	—	1,980	2,846	4,826	178	4,648	1989	2012	25 years
6506	Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	—	574	688	1,262	47	1,215	2000	2012	27 years
6490	Gaston Professional Center	Gastonia	NC	—	833	24,885	—	833	24,885	25,718	910	24,808	1997	2012	35 years
6502	Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	—	679	1,646	2,325	58	2,267	1996	2012	35 years
6503	Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	—	1,339	2,292	3,631	193	3,438	1997	2012	27 years
6488	Northcross	Huntersville	NC	—	623	278	—	623	278	901	42	859	1993	2012	22 years
2958	REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	—	—	22,823	22,823	—	22,823	2009	2012	35 years
6491	Mulberry Medical Park	Lenoir	NC	—	211	2,589	—	211	2,589	2,800	177	2,623	1982	2012	23 years
6489	Lincoln/Lakemont Family Practice	Lincolnton	NC	—	788	1,841	—	788	1,841	2,629	121	2,508	1998	2012	29 years
6631	Alamance Regional Mebane Outpatient Ctr.	Mebane	NC	12,172	1,963	14,291	—	1,963	14,291	16,254	599	15,655	2008	2012	35 years
6504	Midland Medical Park	Midland	NC	—	1,221	847	—	1,221	847	2,068	84	1,984	1998	2012	25 years
6512	East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	—	803	998	1,801	60	1,741	2000	2012	33 years
6513	Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	—	479	1,297	1,776	76	1,700	1990	2012	25 years
6514	Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	—	2,552	7,779	10,331	327	10,004	1991	2012	30 years
6630	English Road Medical Center	Rocky Mount	NC	4,905	1,321	3,747	—	1,321	3,747	5,068	207	4,861	2002	2012	35 years
6510	Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	—	1,039	5,184	6,223	173	6,050	2003	2012	35 years
6813	Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	132	1,028	17,125	18,153	1,192	16,961	1999	2011	35 years
6819	The Terrace at South Meadows	Reno	NV	7,353	504	9,966	383	504	10,349	10,853	712	10,141	2004	2011	35 years
6610	Central NY Medical Center	Syracuse	NY	24,500	1,786	26,101	—	1,786	26,101	27,887	939	26,948	1997	2012	33 years
6627	Cogdell Cleveland Rehab LP	Beachwood	OH	—	1,800	12,579	—	1,800	12,579	14,379	—	14,379	CIP	2012	CIP

2925	Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,475	—	11,107	11,107	2,304	8,803	1984	2007	35 years
2926	Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,159	—	17,282	17,282	3,284	13,998	2007	2007	35 years
3084	745 W State Street	Columbus	OH	7,800	545	10,686	(5,711)	540	4,980	5,520	413	5,107	1999	2011	35 years
6200	Riverside North Medical Office Building	Columbus	OH	8,420	785	8,519	—	785	8,519	9,304	268	9,036	1962	2012	25 years
6201	Riverside South Medical Office Building	Columbus	OH	6,311	586	7,298	—	586	7,298	7,884	203	7,681	1985	2012	27 years
6202	340 East Town Medical Office Building	Columbus	OH	5,862	10	9,443	—	10	9,443	9,453	196	9,257	1984	2012	29 years
6203	393 East Town Medical Office Building	Columbus	OH	3,288	61	4,760	—	61	4,760	4,821	129	4,692	1970	2012	20 years
6204	141 South Sixth Medical Office Building	Columbus	OH	1,544	80	1,113	—	80	1,113	1,193	46	1,147	1971	2012	14 years
6205	Doctors West Medical Office Building	Columbus	OH	4,705	414	5,362	—	414	5,362	5,776	132	5,644	1998	2012	35 years
6208	Eastside Health Center	Columbus	OH	4,399	956	3,472	—	956	3,472	4,428	135	4,293	1977	2012	15 years
6220	Heart Center Medical Office Building	Columbus	OH	11,560	1,063	12,140	—	1,063	12,140	13,203	251	12,952	2004	2012	35 years
6221	Wilkins Medical Office Building	Columbus	OH	—	123	18,062	—	123	18,062	18,185	331	17,854	2002	2012	35 years
6207	Grady Medical Office Building	Delaware	OH	1,824	239	2,263	—	239	2,263	2,502	66	2,436	1991	2012	25 years
6206	Dublin Northwest Medical Office Building	Dublin	OH	3,118	342	3,278	—	342	3,278	3,620	73	3,547	2001	2012	34 years
6210	Preserve III Medical Office Building	Dublin	OH	9,684	2,449	7,025	—	2,449	7,025	9,474	159	9,315	2006	2012	35 years
6209	East Main Medical Office Building	Whitehall	OH	5,226	440	4,771	—	440	4,771	5,211	82	5,129	2006	2012	35 years
6950	Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	491	9,084	2000	2011	35 years
6951	Dialysis Center	Zanesville	OH	—	534	855	—	534	855	1,389	121	1,268	1960	2011	21 years
6952	Genesis Children’s Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	273	4,046	2006	2011	30 years
6953	Medical Arts Building I	Zanesville	OH	—	429	2,405	83	429	2,488	2,917	256	2,661	1970	2011	20 years
6954	Medical Arts Building II	Zanesville	OH	—	485	6,013	193	485	6,206	6,691	636	6,055	1995	2011	25 years
6955	Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	124	1,218	1970	2011	25 years
6956	Primecare Building	Zanesville	OH	—	130	1,344	—	130	1,344	1,474	197	1,277	1978	2011	20 years
6957	Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	120	1,503	1985	2011	28 years

6958	Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	110	1,196	1988	2011	25 years
6959	Healthplex	Zanesville	OH	—	2,488	15,849	74	2,488	15,923	18,411	1,179	17,232	1990	2011	32 years
6960	Physicians Pavilion	Zanesville	OH	—	422	6,297	217	422	6,514	6,936	600	6,336	1990	2011	25 years
6961	Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	51	626	1985	2011	28 years
6962	Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	—	188	1,137	1,325	103	1,222	1978	2011	25 years
6814	Tuality 7th Avenue Medical Plaza	Hillsboro	OR	19,899	1,516	24,638	311	1,516	24,949	26,465	1,503	24,962	2003	2011	35 years
3003	DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,155	—	11,579	11,579	3,888	7,691	1984	2004	30 years
6350	Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	4,871	50,568	2008	2010	35 years
6605	Lancaster Rehabilitation Hospital	Lancaster	PA	11,127	959	16,610	—	959	16,610	17,569	498	17,071	2007	2012	35 years
6632	Lancaster ASC MOB	Lancaster	PA	9,741	593	17,117	—	593	17,117	17,710	527	17,183	2007	2012	35 years
6340	St. Joseph Medical Office Building	Reading	PA	—	—	10,823	211	—	11,034	11,034	1,091	9,943	2006	2010	35 years
3002	Professional Office Building I	Upland	PA	—	—	6,283	995	—	7,278	7,278	2,364	4,914	1978	2004	30 years
6636	Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	—	4,452	17,383	21,835	647	21,188	2001	2012	34 years
6540	Beaufort Medical Plaza	Beaufort	SC	—	593	9,593	—	593	9,593	10,186	429	9,757	1999	2012	35 years
6541	Roper Medical Office Building	Charleston	SC	8,951	127	14,737	—	127	14,737	14,864	711	14,153	1990	2012	28 years
6543	St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	—	447	3,946	4,393	181	4,212	2003	2012	35 years
6526	Providence MOB I	Columbia	SC	—	225	4,274	—	225	4,274	4,499	310	4,189	1979	2012	18 years
6527	Providence MOB II	Columbia	SC	—	122	1,834	—	122	1,834	1,956	132	1,824	1985	2012	18 years
6528	Providence MOB III	Columbia	SC	—	766	4,406	—	766	4,406	5,172	233	4,939	1990	2012	23 years
6529	One Medical Park	Columbia	SC	—	210	7,939	—	210	7,939	8,149	477	7,672	1984	2012	19 years
6530	Three Medical Park	Columbia	SC	6,981	40	10,650	—	40	10,650	10,690	516	10,174	1988	2012	25 years
6531	Palmetto Health Parkridge	Columbia	SC	13,382	844	15,474	—	844	15,474	16,318	663	15,655	2003	2012	35 years
3070	St. Francis Millennium Medical Office Building	Greenville	SC	15,912	—	13,062	10,453	—	23,515	23,515	3,684	19,831	2009	2009	35 years
6550	200 Andrews	Greenville	SC	—	789	2,014	—	789	2,014	2,803	168	2,635	1994	2012	29 years
6552	St. Francis CMOB	Greenville	SC	—	501	7,661	—	501	7,661	8,162	265	7,897	2001	2012	35 years
6553	St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	—	1,007	16,538	17,545	569	16,976	2001	2012	35 years
6554	St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	—	342	6,337	6,679	317	6,362	1984	2012	24 years
6555	St. Francis Women’s	Greenville	SC	—	322	4,877	—	322	4,877	5,199	321	4,878	1991	2012	24 years

6556	St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	—	88	5,876	5,964	272	5,692	1998	2012	24 years
3072	Irmo Professional MOB	Irmo	SC	7,692	1,726	5,414	35	1,726	5,449	7,175	457	6,718	2004	2011	35 years
6536	River Hills Medical Plaza	Little River	SC	—	1,406	1,813	—	1,406	1,813	3,219	114	3,105	1999	2012	27 years
6542	Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	—	670	4,455	5,125	207	4,918	2001	2012	34 years
6535	Carolina Forest Medical Plaza	Myrtle Beach	SC	—	1,742	5,279	—	1,742	5,279	7,021	249	6,772	2007	2012	35 years
6525	Medical Arts Center of Orangeburg	Orangeburg	SC	—	823	3,299	—	823	3,299	4,122	235	3,887	1984	2012	28 years
6551	Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	—	291	5,057	5,348	220	5,128	1991	2012	31 years
3085	Colleton Medical Arts	Walterboro	SC	—	983	2,780	(1,854)	782	1,127	1,909	211	1,698	1998	2011	27 years
6570	Health Park Medical Office Building	Chattanooga	TN	6,679	2,305	8,949	—	2,305	8,949	11,254	293	10,961	2004	2012	35 years
6571	Peerless Crossing Medical Center	Cleveland	TN	7,032	1,217	6,464	—	1,217	6,464	7,681	205	7,476	2006	2012	35 years
6642	Medical Center Physicians Tower	Jackson	TN	14,176	549	27,074	—	549	27,074	27,623	879	26,744	2010	2012	35 years
3086	Grandview MOB	Jasper	TN	—	1,011	5,322	(4,778)	901	654	1,555	236	1,319	1998	2011	29.5 years
2901	Abilene Medical Commons I	Abilene	TX	—	179	1,611	40	179	1,651	1,830	392	1,438	2000	2004	35 years
6020	Seton Medical Park Tower	Austin	TX	—	805	41,527	—	805	41,527	42,332	673	41,659	1968	2012	35 years
6021	Seton Northwest Health Plaza	Austin	TX	—	444	22,632	—	444	22,632	23,076	392	22,684	1988	2012	35 years
6030	Seton Southwest Health Plaza	Austin	TX	—	294	5,311	—	294	5,311	5,605	96	5,509	2004	2012	35 years
6031	Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	—	447	10,154	10,601	163	10,438	2009	2012	35 years
3074	East Houston MOB, LLC	Houston	TX	—	356	2,877	(610)	328	2,295	2,623	386	2,237	1982	2011	15 years
3075	East Houston Medical Plaza	Houston	TX	—	671	426	237	671	663	1,334	166	1,168	1982	2011	11 years
3077	Mansfield MOB	Mansfield	TX	—	411	1,133	14	411	1,147	1,558	180	1,378	1998	2011	27 years
3060	Bayshore Surgery Center MOB	Pasadena	TX	—	765	9,123	362	765	9,485	10,250	7,596	2,654	2001	2005	35 years
3061	Bayshore Rehabilitation Center MOB	Pasadena	TX	—	95	1,128	—	95	1,128	1,223	255	968	1988	2005	35 years
6380	Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	419	—	15,493	15,493	1,840	13,653	2008	2010	35 years
6650	251 Medical Center	Webster	TX	—	1,158	12,078	—	1,158	12,078	13,236	526	12,710	2006	2011	35 years
6651	253 Medical Center	Webster	TX	—	1,181	11,862	—	1,181	11,862	13,043	492	12,551	2009	2011	35 years
3080	J. Hal Smith Building POB	Christianburg	VA	—	175	432	(283)	140	184	324	36	288	1997	2011	26 years
6520	MRMC MOB I	Mechanicsville	VA	5,709	1,669	7,024	—	1,669	7,024	8,693	375	8,318	1993	2012	31 years
3079	Henrico MOB	Richmond	VA	—	968	6,189	5	968	6,194	7,162	580	6,582	1976	2011	25 years

6521	St. Mary’s MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	—	227	2,961	3,188	213	2,975	1968	2012	22 years
6640	Bonney Lake Medical Office Building	Bonney Lake	WA	11,363	5,176	14,375	—	5,176	14,375	19,551	475	19,076	2011	2012	35 years
6641	Good Samaritan Medical Office Building	Puyallup	WA	15,067	781	30,368	—	781	30,368	31,149	760	30,389	2011	2012	35 years
2957	Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	—	—	19,085	19,085	—	19,085	2007	2012	35 years
3040	Physician’s Pavilion	Vancouver	WA	—	1,411	32,939	78	1,411	33,017	34,428	2,101	32,327	2001	2011	35 years
3041	Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	467	7,685	1972	2011	35 years
3042	Medical Center Physician’s Building	Vancouver	WA	—	1,225	31,246	519	1,225	31,765	32,990	1,879	31,111	1980	2011	35 years
3043	Memorial MOB	Vancouver	WA	—	663	12,626	158	663	12,784	13,447	791	12,656	1999	2011	35 years
3044	Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	543	10,020	1994	2011	35 years
3045	Fisher’s Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	384	6,626	1995	2011	34 years
3046	Healthy Steps Clinic	Vancouver	WA	—	626	1,505	(1,088)	553	490	1,043	68	975	1997	2011	35 years
3047	Columbia Medical Plaza	Vancouver	WA	—	281	5,266	139	281	5,405	5,686	348	5,338	1991	2011	35 years
6460	Appleton Heart Institute	Appleton	WI	—	—	7,775	1	—	7,776	7,776	872	6,904	2003	2010	39 years
6461	Appleton Medical Offices West	Appleton	WI	—	—	5,756	2	—	5,758	5,758	669	5,089	1989	2010	39 years
6462	Appleton Medical Offices South	Appleton	WI	—	—	9,058	167	—	9,225	9,225	994	8,231	1983	2010	39 years
3030	Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	299	6,432	1999	2011	35 years
3031	Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	314	5,057	1994	2011	35 years
6463	Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	15	—	7,095	7,095	725	6,370	1993	2010	39 years
6464	Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	—	—	4,462	4,462	408	4,054	2006	2010	39 years
3032	New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	476	7,323	1999	2011	35 years
3036	WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	785	11,687	1997	2011	35 years
3033	Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	194	3,206	2003	2011	35 years
3034	Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	321	5,170	1997	2011	35 years
3035	Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	833	15,175	2008	2011	35 years
3021	Casper WY MOB	Casper	WY	—	3,015	26,513	99	3,017	26,610	29,627	4,092	25,535	2008	2008	35 years
	TOTAL FOR MEDICAL OFFICE BUILDINGS			912,088	250,912	2,988,090	31,305	248,746	3,021,561	3,270,307	222,652	3,047,655

TOTAL FOR ALL PROPERTIES	$3,022,924	$1,771,512	$16,812,382	$180,009	$1,772,417	$16,991,486	$18,763,903	$2,289,783	$16,474,120

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2012, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2012, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.
ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of Ernst & Young as Our Independent Registered Public Accounting Firm for Fiscal Year 2013” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2013.

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

Exhibits

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Filed herewith.

4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 25, 2011, File No. 333-178185.

4.3
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.4
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.5
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.6
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.7
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.8
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.9
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.10	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

Exhibit Number	Description of Document	Location of Document
4.11	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.12	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

4.13	Indenture dated as of October 19, 2007 by and between Nationwide Health Properties, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on October 19, 2007, File No. 001-09028.

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
Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on June 6, 2011, File No. 001-09028.

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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2011.

10.7	Registration Rights Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2011.

10.8	Lockup Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 18, 2011.

10.9	Ownership Limit Waiver Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 18, 2011.

Exhibit Number	Description of Document	Location of Document
10.10	Director Appointment Letter dated as of May 12, 2011 by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 18, 2011.

10.11*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.12*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.13.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.15.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.16.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.17.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.18.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.18.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.19.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.19.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.20*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.21*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.22.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.22.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.22.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.23.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.23.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.24.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number	Description of Document	Location of Document

10.24.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.24.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.25*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.27*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.28	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 18, 2013

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2013
Debra A. Cafaro

/s/ RICHARD A. SCHWEINHART	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2013
Richard A. Schweinhart

/s/ ROBERT J. BREHL	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2013
Robert J. Brehl

/s/ DOUGLAS CROCKER II	Director	February 18, 2013
Douglas Crocker II

/s/ RONALD G. GEARY	Director	February 18, 2013
Ronald G. Geary

/s/ JAY M. GELLERT	Director	February 18, 2013
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 18, 2013
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 18, 2013
Matthew J. Lustig

/s/ DOUGLAS M. PASQUALE	Director	February 18, 2013
Douglas M. Pasquale

/s/ ROBERT D. REED	Director	February 18, 2013
Robert D. Reed

Signature	Title	Date

/s/ SHELI Z. ROSENBERG	Director	February 18, 2013
Sheli Z. Rosenberg

/s/ GLENN J. RUFRANO	Director	February 18, 2013
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 18, 2013
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Filed herewith.

4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 25, 2011, File No. 333-178185.

4.3
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.4
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.5
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.6
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.7
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.8
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.9
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.10	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

Exhibit Number	Description of Document	Location of Document
4.11	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.12	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

4.13	Indenture dated as of October 19, 2007 by and between Nationwide Health Properties, Inc. and The Bank of New York Trust Company, N.A., as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on October 19, 2007, File No. 001-09028.

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
Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on June 6, 2011, File No. 001-09028.

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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 24, 2011.

10.7	Registration Rights Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 18, 2011.

10.8	Lockup Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on May 18, 2011.

10.9	Ownership Limit Waiver Agreement dated as of May 12, 2011 by and among Ventas, Inc., Prometheus Senior Quarters LLC, Lazard Senior Housing Partners LP and LSHP Coinvestment Partnership I LP.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on May 18, 2011.

Exhibit Number	Description of Document	Location of Document
10.10	Director Appointment Letter dated as of May 12, 2011 by Ventas, Inc.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K, filed on May 18, 2011.

10.11*	Ventas, Inc. 2000 Incentive Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.14.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.12*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.13.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.13.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.14.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.14.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.15.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.15.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.16.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.17.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.18.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.18.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.19.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.19.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.20*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.21*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.22.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.22.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.22.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.22.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.23.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.23.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.23.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.24.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number	Description of Document	Location of Document
10.24.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.24.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.25*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.26*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.27*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.28	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.