Form 10-Q
period 2013-03-31
VENTAS INC
filed 2013-04-26
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 24, 2013:
Common Stock, $0.25 par value	293,165,686

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,764,208	$1,772,417
Buildings and improvements	16,977,860	16,920,821
Construction in progress	72,714	70,665
Acquired lease intangibles	984,023	981,704
	19,798,805	19,745,607
Accumulated depreciation and amortization	(2,803,068)	(2,634,075)
Net real estate property	16,995,737	17,111,532
Secured loans receivable, net	490,107	635,002
Investments in unconsolidated entities	94,257	95,409
Net real estate investments	17,580,101	17,841,943
Cash and cash equivalents	57,690	67,908
Escrow deposits and restricted cash	99,225	105,913
Deferred financing costs, net	54,079	42,551
Other assets	915,826	921,685
Total assets	$18,706,921	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$8,295,908	$8,413,646
Accrued interest	58,086	47,565
Accounts payable and other liabilities	910,692	995,156
Deferred income taxes	261,122	259,715
Total liabilities	9,525,808	9,716,082
Redeemable OP unitholder and noncontrolling interests	194,302	174,555
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 295,823 and 295,565 shares issued at March 31, 2013 and December 31, 2012, respectively	73,969	73,904
Capital in excess of par value	9,904,694	9,920,962
Accumulated other comprehensive income	21,828	23,354
Retained earnings (deficit)	(861,434)	(777,927)
Treasury stock, 3,736 and 3,699 shares at March 31, 2013 and December 31, 2012, respectively	(223,709)	(221,165)
Total Ventas stockholders' equity	8,915,348	9,019,128
Noncontrolling interest	71,463	70,235
Total equity	8,986,811	9,089,363
Total liabilities and equity	$18,706,921	$18,980,000
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2013	2012
Revenues:
Rental income:
Triple-net leased	$213,763	$203,575
Medical office buildings	111,146	63,965
	324,909	267,540
Resident fees and services	339,170	285,193
Medical office building and other services revenue	3,648	5,608
Income from loans and investments	16,103	8,036
Interest and other income	1,038	47
Total revenues	684,868	566,424
Expenses:
Interest	79,600	68,130
Depreciation and amortization	179,017	160,421
Property-level operating expenses:
Senior living	230,908	195,134
Medical office buildings	36,541	20,703
	267,449	215,837
Medical office building services costs	1,639	2,988
General, administrative and professional fees	28,774	22,198
Loss on extinguishment of debt, net	—	29,544
Merger-related expenses and deal costs	4,262	7,981
Other	4,587	1,576
Total expenses	565,328	508,675
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	119,540	57,749
Income from unconsolidated entities	929	317
Income tax expense	(1,744)	(11,338)
Income from continuing operations	118,725	46,728
Discontinued operations	(5,627)	43,364
Net income	113,098	90,092
Net income (loss) attributable to noncontrolling interest	905	(534)
Net income attributable to common stockholders	$112,193	$90,626
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.40	$0.16
Discontinued operations	(0.02)	0.15
Net income attributable to common stockholders	$0.38	$0.31
Diluted:
Income from continuing operations attributable to common stockholders	$0.40	$0.16
Discontinued operations	(0.02)	0.15
Net income attributable to common stockholders	$0.38	$0.31
Weighted average shares used in computing earnings per common share:
Basic	291,455	288,375
Diluted	293,924	290,813
Dividends declared per common share	$0.67	$0.62
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Net income	$113,098	$90,092
Other comprehensive (loss) income:
Foreign currency translation	(2,091)	1,949
Change in unrealized gain on marketable debt securities	61	(308)
Other	504	223
Total other comprehensive (loss) income	(1,526)	1,864
Comprehensive income	111,572	91,956
Comprehensive income (loss) attributable to noncontrolling interest	905	(534)
Comprehensive income attributable to common stockholders	$110,667	$92,490

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2013 and the Year Ended December 31, 2012
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$72,240	$9,593,583	$22,062	$(412,181)	$(747)	$9,274,957	$80,987	$9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive income	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	73,904	9,920,962	23,354	(777,927)	(221,165)	9,019,128	70,235	9,089,363
Net income	—	—	—	112,193	—	112,193	905	113,098
Other comprehensive loss	—	—	(1,526)	—	—	(1,526)	—	(1,526)
Acquisition-related activity	—	(649)	—	—	—	(649)	2,596	1,947
Net change in noncontrolling interest	—	—	—	—	—	—	(2,456)	(2,456)
Dividends to common stockholders—$0.67 per share	—	—	—	(195,700)	—	(195,700)	—	(195,700)
Issuance of common stock	18	5,032	—	—	—	5,050	—	5,050
Issuance of common stock for stock plans	—	525	—	—	2,862	3,387	—	3,387
Change in redeemable noncontrolling interest	—	(7,182)	—	—	—	(7,182)	183	(6,999)
Adjust redeemable OP unitholder interests to current fair value	—	(17,057)	—	—	—	(17,057)	—	(17,057)
Purchase of OP units	—	(58)	—	—	—	(58)	—	(58)
Grant of restricted stock, net of forfeitures	47	3,121	—	—	(5,406)	(2,238)	—	(2,238)
Balance at March 31, 2013	$73,969	$9,904,694	$21,828	$(861,434)	$(223,709)	$8,915,348	$71,463	$8,986,811

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Cash flows from operating activities:
Net income	$113,098	$90,092
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	186,943	164,636
Amortization of deferred revenue and lease intangibles, net	(3,310)	(5,160)
Other non-cash amortization	(5,329)	(10,108)
Change in fair value of financial instruments	25	33
Stock-based compensation	5,662	4,834
Straight-lining of rental income, net	(7,865)	(4,890)
Loss on extinguishment of debt, net	—	29,544
Gain on real estate dispositions, net (including amounts in discontinued operations)	(477)	(40,233)
(Gain) loss on real estate loan investments	(340)	559
Income tax expense (including amounts in discontinued operations)	1,744	11,305
Loss (income) from unconsolidated entities	312	(317)
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	—
Other	2,880	3,049
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(10,459)	1,275
Increase in accrued interest	10,530	20,452
Decrease in accounts payable and other liabilities	(61,868)	(20,110)
Net cash provided by operating activities	230,305	244,961
Cash flows from investing activities:
Net investment in real estate property	(56,175)	(500)
Purchase of noncontrolling interest	(3,186)	—
Investment in loans receivable	(2,789)	(22,473)
Proceeds from real estate disposals	11,250	8,847
Proceeds from loans receivable	146,394	17,244
Funds held in escrow for future development expenditures	5,440	—
Development project expenditures	(21,588)	(31,274)
Capital expenditures	(19,795)	(10,019)
Other	(78)	(2,137)
Net cash provided by (used in) investing activities	59,473	(40,312)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(375,916)	(382,398)
Proceeds from debt	916,871	667,330
Repayment of debt	(635,793)	(298,801)
Payment of deferred financing costs	(13,808)	(1,793)
Issuance of common stock, net	5,050	—
Cash distribution to common stockholders	(195,700)	(179,253)
Cash distribution to redeemable OP unitholders	(1,151)	(1,112)
Purchases of redeemable OP units	(108)	(233)
Distributions to noncontrolling interest	(1,450)	(1,592)
Other	2,058	565
Net cash used in financing activities	(299,947)	(197,287)
Net (decrease) increase in cash and cash equivalents	(10,169)	7,362
Effect of foreign currency translation on cash and cash equivalents	(49)	55
Cash and cash equivalents at beginning of period	67,908	45,807
Cash and cash equivalents at end of period	$57,690	$53,224
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2013	2012
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$8,839	$54,881
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(37,799)
Other assets acquired	668	(5,126)
Debt assumed	—	17,734
Other liabilities	6,422	(6,989)
Deferred income tax liability	1,532	—
Noncontrolling interests	1,553	(3,115)
Equity issued	—	4,326
Debt transferred on the sale of assets	—	14,535
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of March 31, 2013, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, medical office buildings (“MOBs”), and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had two new properties under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2013, we leased 890 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures. Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) leased from us 182 properties and 148 properties (excluding six properties included in investments in unconsolidated entities), respectively, as of March 31, 2013. As of March 31, 2013, we also engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 222 of our seniors housing communities (excluding properties classified as held for sale) pursuant to long-term management agreements.
In addition, through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. From time to time, we also make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation.
Principles of Consolidation
The accompanying Consolidated Financial Statements include our accounts and the accounts of our wholly owned subsidiaries and the joint venture entities over which we exercise control. All intercompany transactions and balances have been eliminated in consolidation, and our net earnings are reduced by the portion of net earnings attributable to noncontrolling interests.
GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate investments in VIEs when we are determined to be the primary beneficiary of the VIE. We may change our original assessment of a VIE due to events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposal of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At March 31, 2013, we did not have any unconsolidated VIEs.
As it relates to investments in joint ventures, based on the type of rights held by the limited partner(s), GAAP may preclude consolidation by the sole general partner in certain circumstances in which the general partner would otherwise consolidate the joint venture. We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if: there is a change to the terms or in the exercisability of the rights of the limited partners; the sole general partner increases or decreases its ownership of limited partnership interests; or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Redeemable OP Unitholder and Noncontrolling Interests
In connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”) in July 2011, we acquired a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of March 31, 2013, third party investors owned 2,255,629 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.0% of the total units then outstanding, and we owned 6,101,930 Class B limited partnership units in NHP/PMB, representing the remaining 73.0%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are beyond our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We applied the provisions of ASC Topic 480, Distinguishing Liabilities from Equity, to reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of March 31, 2013 and December 31, 2012, the fair value of the redeemable OP unitholder interests was $129.8 million and $114.9 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2013 and December 31, 2012. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of (i) their initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions, or (ii) the redemption value. With respect to these joint ventures, our joint venture partner has certain redemption rights that are beyond our control and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Other than redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For earnings of consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
Fair Values of Financial Instruments
Fair value is a market-based measurement, not an entity-specific measurement, and we determine fair value based on the assumptions that we expect market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, GAAP establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which are typically based on our own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•
Cash and cash equivalents - The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same maturities and same terms would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses, if any, on loans receivable using level three inputs.

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings.

•
Redeemable OP unitholder interests - We estimate the fair value of the OP Units using level two inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases, including a majority of the leases we acquired in connection with the NHP acquisition, and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2013 and December 31, 2012, this cumulative excess (net of allowances) totaled $128.2 million and $120.3 million, respectively.
Four of our five master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of 12 months to 18 months and are cancelable by the resident upon 30 days’ notice.
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
We recognize income from rent, lease termination fees, development services, management advisory services, and all other income when all of the following criteria are met in accordance with SEC Staff Accounting Bulletin 104: (i) the applicable agreement has been fully executed and delivered; (ii) services have been rendered; (iii) the amount is fixed or determinable; and (iv) collectibility is reasonably assured.
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Recently Issued or Adopted Accounting Standards
In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under GAAP to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts.  We adopted the provisions of ASU 2013-02 on January 1, 2013, and the adoption of this update did not have a significant impact on our consolidated financial statements or disclosures.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of March 31, 2013, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 18.0%, 14.8%, 10.5% and 4.0%, respectively, of our real estate investments based on their gross book value (excluding properties classified as held for sale as of March 31, 2013). Seniors housing communities constituted approximately 61.5% of our real estate portfolio based on gross book value as of March 31, 2013, and skilled nursing and other facilities, MOBs and hospitals collectively comprised the remaining 38.5% (excluding properties classified as held for sale as of March 31, 2013). Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of March 31, 2013, with properties in two states (California and New York) accounting for more than 10% of our total revenues and properties in one state (California) accounting for more than 10% of our total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.

Triple-Net Leased Properties
For the three months ended March 31, 2013 and 2012, approximately 9.3% and 11.1%, respectively, of our total revenues and 15.4% and 18.1%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 5.8% and 7.0%, respectively, of our total revenues and 9.5% and 11.4%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant, as well as bundled lease renewals.
Because the properties we lease to Kindred and Brookdale Senior Living account for a significant portion of our total revenues and NOI, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
Senior Living Operations
As of March 31, 2013, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 220 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
Because Atria and Sunrise manage, but do not lease, our properties, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections regarding material transactions affecting Atria, as well as the right to appoint two directors to the Atria Board of Directors.
Kindred, Brookdale Senior Living, Atria and Sunrise Information
Each of Kindred and Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Kindred or Brookdale Senior Living, as the case may be, or other publicly available information, or was provided to us by Kindred or Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
Neither Atria nor Sunrise is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to within this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy.

NOTE 4—DISPOSITIONS
2013 Dispositions
During the three months ended March 31, 2013, we sold seven properties for aggregate consideration of $11.5 million, including lease termination fees of $0.3 million, and recognized a net gain on the sales of these assets of $0.5 million.
2012 Dispositions
Triple-Net Leased Properties
During 2012, we sold 36 seniors housing communities (ten of which were pursuant to the exercise of tenant purchase options) and two skilled nursing facilities for aggregate consideration of $318.9 million, including fees of $5.0 million, and recognized a net gain on the sales of these assets of $81.0 million. We deposited a majority of the proceeds from the sale of 21 seniors housing communities in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary, and we used approximately $134.5 million of these proceeds for certain of our seniors housing communities and MOB acquisitions during 2012. As of December 31, 2012, no proceeds remained in the Section 1031 exchange escrow account related to these sales.
Senior Living Operations
In June 2012, we declined to exercise our renewal option on the operating leases (in which we were the lessee) related to two seniors housing communities we acquired as part of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. that expired on June 30, 2012.
MOB Operations
During 2012, we sold five MOBs for aggregate consideration of $27.2 million and recognized a gain on the sales of these assets of $4.5 million.

Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of March 31, 2013, and all assets disposed of and all operating leases (under which we were the lessee) not renewed during the period from January 1, 2012 through March 31, 2013. Set forth below is a summary of our results of operations for properties within discontinued operations for the three months ended March 31, 2013 and 2012. As of March 31, 2013, we classified 22 properties as assets held for sale, included within other assets on our Consolidated Balance Sheets.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
Rental income	$2,073	$9,458
Resident fees and services	618	2,611
Interest and other income	—	1,822
	2,691	13,891
Expenses:
Interest	729	3,520
Depreciation and amortization	7,926	4,215
Property-level operating expenses	664	2,475
General, administrative and professional fees	—	3
Other	(524)	580
	8,795	10,793
(Loss) income before income taxes and gain on sale of real estate assets	(6,104)	3,098
Income tax benefit	—	33
Gain on real estate dispositions, net	477	40,233
Discontinued operations	$(5,627)	$43,364
NOTE 5—LOANS RECEIVABLE
As of March 31, 2013 and December 31, 2012, we had $555.1 million and $697.1 million, respectively, of net loans receivable relating to seniors housing and healthcare operators or properties.
In December 2012, we made a secured loan in the aggregate principal amount of $375.0 million, bearing interest at a fixed rate of 8.0% per annum and maturing in 2017. In March 2013, we sold a pari passu portion of the loan receivable to a third party. Under the terms of the loan agreement, we act as the administrative agent for the loan and will continue to receive the stated interest rate on our remaining loan receivable balance. No gain or loss was recognized from this transaction.
During the three months ended March 31, 2013, we received aggregate proceeds of $22.7 million in final repayment of two secured loans receivable.
NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities, as our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2013 and December 31, 2012, we owned interests (ranging between 5% and 25%) in 53 properties and 55 properties, respectively, that were accounted for under the equity method of accounting, and we owned a 34% interest in Atria.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.5 million and $1.8 million for the three months ended March 31, 2013 and 2012, respectively.
In March 2013, we acquired the 95% controlling interests owned by our joint venture partner in two MOBs for approximately $55.2 million. Prior to this acquisition, our equity method investment in these joint ventures was approximately

$0.2 million. In connection with our acquisition of the controlling interests, we determined the fair value of our previously held equity interest at the acquisition date to be approximately $1.5 million and thus recognized a net gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$214,863	9.4	$215,367	9.5
In-place and other lease intangibles	769,159	23.8	766,337	23.3
Other intangibles	33,103	8.6	33,378	8.6
Accumulated amortization	(382,004)	N/A	(352,692)	N/A
Goodwill	457,598	N/A	490,452	N/A
Net intangible assets	$1,092,719	19.6	$1,152,842	19.3
Intangible liabilities:
Below market lease intangibles	$429,633	15.2	$429,907	15.3
Other lease intangibles	28,540	15.8	28,966	15.8
Accumulated amortization	(88,442)	N/A	(78,560)	N/A
Purchase option intangibles	36,048	N/A	36,048	N/A
Net intangible liabilities	$405,779	15.2	$416,361	15.3

N/A—Not Applicable.
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements and trade names/trademarks) and goodwill are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets.
NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$128,212	$120,325
Unsecured loans receivable, net	65,009	62,118
Goodwill and other intangibles, net	481,038	515,429
Assets held for sale	122,684	111,556
Other	118,883	112,257
Total other assets	$915,826	$921,685

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Unsecured revolving credit facility	$164,734	$540,727
6.25% Senior Notes due 2013	—	269,850
Unsecured term loan due 2015(1)	127,282	130,336
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
Unsecured term loan due 2017(1)	375,000	375,000
Unsecured term loan due 2018	180,000	180,000
2.00% Senior Notes due 2018	700,000	700,000
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	—
Mortgage loans and other(2)	2,814,030	2,880,609
Total	8,229,589	8,186,315
Capital lease obligations	—	142,412
Unamortized fair value adjustment	92,465	111,623
Unamortized discounts	(26,146)	(26,704)
Senior notes payable and other debt	$8,295,908	$8,413,646

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

(2)
Excludes debt related to a real estate asset classified as held for sale as of March 31, 2013 and December 31, 2012, respectively. The total mortgage debt for this property as of March 31, 2013 and December 31, 2012 was $23.0 million and $23.2 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

As of March 31, 2013, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities(1)
	(In thousands)
2013(2)	$190,394	$—	$38,749	$229,143
2014	292,698	—	47,735	340,433
2015	1,068,219	164,734	38,392	1,271,345
2016	410,917	—	31,204	442,121
2017	922,714	—	18,995	941,709
Thereafter(3)	4,851,972	—	152,866	5,004,838
Total maturities	$7,736,914	$164,734	$327,941	$8,229,589

(1)
At March 31, 2013, we had $57.7 million of unrestricted cash and cash equivalents, for $107.0 million of net borrowings outstanding under our unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

(2)	Excludes $23.0 million of mortgage debt related to a real estate asset classified as held for sale as of March 31, 2013 that is scheduled to mature in 2013.

(3)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of the years 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of the years 2013, 2018, 2023 and 2028.

Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At March 31, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
At March 31, 2013, we had $164.7 million of borrowings outstanding, $3.2 million of outstanding letters of credit and $1.83 billion of available borrowing capacity under our unsecured revolving credit facility.
Senior Notes
In February 2013, we repaid in full, at par, $269.9 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.
In March 2013, we issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043, at a public offering price equal to par, for total proceeds of $258.8 million before any underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020, at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before any underwriting discounts and expenses.
Capital Leases
As of December 31, 2012, we leased eight seniors housing communities pursuant to arrangements that were accounted for as capital leases. In January 2013, we acquired these facilities for aggregate consideration of $145.0 million, thereby eliminating our capital lease obligation.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$57,690	$57,690	$67,908	$67,908
Secured loans receivable, net	490,107	487,814	635,002	636,714
Unsecured loans receivable, net	65,009	67,767	62,118	65,146
Liabilities:
Senior notes payable and other debt, gross	8,229,589	8,578,726	8,186,315	8,600,450
Derivative instruments and other liabilities	25,380	25,380	45,966	45,966
Redeemable OP unitholder interests	129,773	129,773	114,933	114,933
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
NOTE 11—LITIGATION
Litigation Relating to the Cogdell Acquisition
In the weeks following the announcement of our acquisition of Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”) on December 27, 2011, purported stockholders of Cogdell filed seven lawsuits against Cogdell and its directors. Each of these lawsuits also named Ventas, Inc. as a defendant, and certain of the lawsuits also named our subsidiaries, TH Merger Corp, Inc. and TH Merger Sub, LLC, as defendants. Plaintiffs commenced these actions in two jurisdictions: the Superior Court of the State of North Carolina, Mecklenburg County; and the Circuit Court for Baltimore City, Maryland (the “Maryland State Court”).
On February 29, 2012, we and Cogdell agreed on a settlement in principle with the plaintiffs in the Maryland and North Carolina actions, pursuant to which Cogdell agreed to make certain supplemental disclosures to stockholders concerning the merger. Cogdell made the supplemental disclosures on February 29, 2012. The parties executed a Stipulation of Settlement and Release on December 26, 2012, which was approved by the Maryland State Court on March 25, 2013.
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
Proceedings Indemnified and Defended by Third Parties
From time to time, we are party to certain legal actions, regulatory investigations and claims for which third parties are contractually obligated to indemnify, defend and hold us harmless. The tenants of our triple-net leased properties and, in some cases, their affiliates are required by the terms of their leases and other agreements with us to indemnify, defend and hold us harmless against certain actions, investigations and claims arising in the course of their business and related to the operations of our triple-net leased properties. In addition, third parties from whom we acquired certain of our assets and, in some cases, their affiliates are required by the terms of the related conveyance documents to indemnify, defend and hold us harmless against certain actions, investigations and claims related to the acquired assets and arising prior to our ownership or related to excluded assets and liabilities. In some cases, a portion of the purchase price consideration is held in escrow for a specified period of time as collateral for these indemnification obligations. We are presently being defended by certain tenants and other obligated third parties in these types of matters. We cannot assure you that our tenants, their affiliates or other obligated third parties will continue to defend us in these matters, that our tenants, their affiliates or other obligated third parties will have sufficient assets, income and access to financing to enable them to satisfy their defense and indemnification obligations to us or that any purchase price consideration held in escrow will be sufficient to satisfy claims for which we are entitled to indemnification. The unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect our tenants’ or other obligated third parties’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
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
NOTE 12—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as “the REIT” within this Note 12.
Although the TRS entities have paid minimal cash federal income taxes for the three months ended March 31, 2013, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended March 31, 2013 and 2012 was an expense of $1.7 million and $11.3 million, respectively. The income tax expense for the three months ended March 31, 2013 is due primarily to additions to income tax contingency reserves. The income tax expense for the three months ended March 31, 2012 was due primarily to a valuation allowance recorded against certain deferred tax assets.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $261.2 million and $257.0 million as of March 31, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to NOLs.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2009 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2008 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2007 related to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust.
NOTE 13—STOCKHOLDERS’ EQUITY
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. During the three months ended March 31, 2013, we issued and sold a total of 72,300 shares of common stock under the program for aggregate net proceeds of $5.1 million, after sales agent commissions of $0.1 million. As of March 31, 2013, approximately $744.8 million of our common stock remained available for sale under our ATM equity offering program.

Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Foreign currency translation	$21,350	$23,441
Unrealized gain on marketable debt securities	868	807
Other	(390)	(894)
Total accumulated other comprehensive income	$21,828	$23,354

NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$117,820	$47,262
Discontinued operations	(5,627)	43,364
Net income attributable to common stockholders	$112,193	$90,626
Denominator:
Denominator for basic earnings per share—weighted average shares	291,455	288,375
Effect of dilutive securities:
Stock options	573	512
Restricted stock awards	120	64
OP units	1,776	1,862
Denominator for diluted earnings per share—adjusted weighted average shares	293,924	290,813
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.40	$0.16
Discontinued operations	(0.02)	0.15
Net income attributable to common stockholders	$0.38	$0.31
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.40	$0.16
Discontinued operations	(0.02)	0.15
Net income attributable to common stockholders	$0.38	$0.31

NOTE 15—SEGMENT INFORMATION
As of March 31, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we believe that segment profit serves as a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:
For the three months ended March 31, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$213,763	$—	$111,146	$—	$324,909
Resident fees and services	—	339,170	—	—	339,170
Medical office building and other services revenue	1,111	—	2,537	—	3,648
Income from loans and investments	—	—	—	16,103	16,103
Interest and other income	—	—	—	1,038	1,038
Total revenues	$214,874	$339,170	$113,683	$17,141	$684,868
Total revenues	$214,874	$339,170	$113,683	$17,141	$684,868
Less:
Interest and other income	—	—	—	1,038	1,038
Property-level operating expenses	—	230,908	36,541	—	267,449
Medical office building services costs	—	—	1,639	—	1,639
Segment NOI	214,874	108,262	75,503	16,103	414,742
Income (loss) from unconsolidated entities	187	(600)	1,342	—	929
Segment profit	$215,061	$107,662	$76,845	$16,103	415,671
Interest and other income					1,038
Interest expense					(79,600)
Depreciation and amortization					(179,017)
General, administrative and professional fees					(28,774)
Merger-related expenses and deal costs					(4,262)
Other					(4,587)
Income tax expense					(1,744)
Discontinued operations					(5,627)
Net income					$113,098

For the three months ended March 31, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$203,575	$—	$63,965	$—	$267,540
Resident fees and services	—	285,193	—	—	285,193
Medical office building and other services revenue	1,109	—	4,499	—	5,608
Income from loans and investments	—	—	—	8,036	8,036
Interest and other income	—	—	—	47	47
Total revenues	$204,684	$285,193	$68,464	$8,083	$566,424
Total revenues	$204,684	$285,193	$68,464	$8,083	$566,424
Less:
Interest and other income	—	—	—	47	47
Property-level operating expenses	—	195,134	20,703	—	215,837
Medical office building services costs	—	—	2,988	—	2,988
Segment NOI	204,684	90,059	44,773	8,036	347,552
Income from unconsolidated entities	266	—	51	—	317
Segment profit	$204,950	$90,059	$44,824	$8,036	347,869
Interest and other income					47
Interest expense					(68,130)
Depreciation and amortization					(160,421)
General, administrative and professional fees					(22,198)
Loss on extinguishment of debt					(29,544)
Merger-related expenses and deal costs					(7,981)
Other					(1,576)
Income tax expense					(11,338)
Discontinued operations					43,364
Net income					$90,092
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Capital expenditures:
Triple-net leased	$13,180	$4,863
Senior living	20,168	17,166
MOB	64,210	19,764
Total capital expenditures	$97,558	$41,793
Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Revenues:
United States	$661,488	$542,823
Canada	23,380	23,601
Total revenues	$684,868	$566,424

	As of March 31, 2013	As of December 31, 2012
	(In thousands)
Net real estate property:
United States	$16,605,758	$16,711,508
Canada	389,979	400,024
Total net real estate property	$16,995,737	$17,111,532
NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited)
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Ventas Issuers”). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that was formed in 2002 to facilitate offerings of senior notes and has no assets or operations. None of our other subsidiaries (excluding the Ventas Issuers, the “Ventas Subsidiaries”) is obligated with respect to the Ventas Issuers’ outstanding senior notes.
In connection with the NHP acquisition, our 100% owned subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. We, the Ventas Issuers and the Ventas Subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC’s outstanding senior notes.
Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of the payment of principal and interest on the Ventas Issuers’ senior notes. Certain of our real estate assets are also subject to mortgages.

The following summarizes our condensed consolidating information as of March 31, 2013 and December 31, 2012 and for the three months ended March 31, 2013 and 2012:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,463	$406,350	$17,166,288	$—	$17,580,101
Cash and cash equivalents	3,219	—	54,471	—	57,690
Escrow deposits and restricted cash	6,298	1,713	91,214	—	99,225
Deferred financing costs, net	758	44,346	8,975	—	54,079
Investment in and advances to affiliates	10,390,975	1,867,251	—	(12,258,226)	—
Other assets	33,907	7,322	874,597	—	915,826
Total assets	$10,442,620	$2,326,982	$18,195,545	$(12,258,226)	$18,706,921
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,953,603	$3,342,305	$—	$8,295,908
Intercompany loans	3,704,278	(4,541,877)	837,599	—	—
Accrued interest	—	35,049	23,037	—	58,086
Accounts payable and other liabilities	85,112	11,083	814,497	—	910,692
Deferred income taxes	261,122	—	—	—	261,122
Total liabilities	4,050,512	457,858	5,017,438	—	9,525,808
Redeemable OP unitholder and noncontrolling interests	—	—	194,302	—	194,302
Total equity	6,392,108	1,869,124	12,983,805	(12,258,226)	8,986,811
Total liabilities and equity	$10,442,620	$2,326,982	$18,195,545	$(12,258,226)	$18,706,921

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,615	$412,362	$17,421,966	$—	$17,841,943
Cash and cash equivalents	16,734	—	51,174	—	67,908
Escrow deposits and restricted cash	7,565	1,952	96,396	—	105,913
Deferred financing costs, net	757	34,047	7,747	—	42,551
Investment in and advances to affiliates	10,343,664	1,867,251	—	(12,210,915)	—
Other assets	26,282	4,043	891,360	—	921,685
Total assets	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,570,296	$3,843,350	$—	$8,413,646
Intercompany loans	3,425,082	(4,126,391)	701,309	—	—
Accrued interest	—	24,045	23,520	—	47,565
Accounts payable and other liabilities	99,631	7,775	887,750	—	995,156
Deferred income taxes	259,715	—	—	—	259,715
Total liabilities	3,784,428	475,725	5,455,929	—	9,716,082
Redeemable OP unitholder and noncontrolling interests	—	—	174,555	—	174,555
Total equity	6,618,189	1,843,930	12,838,159	(12,210,915)	9,089,363
Total liabilities and equity	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$641	$69,733	$254,535	$—	$324,909
Resident fees and services	—	—	339,170	—	339,170
Medical office building and other services revenue	—	—	3,648	—	3,648
Income from loans and investments	103	294	15,706	—	16,103
Equity earnings in affiliates	116,075	—	250	(116,325)	—
Interest and other income	37	5	996	—	1,038
Total revenues	116,856	70,032	614,305	(116,325)	684,868
Expenses:
Interest	(467)	32,526	47,541	—	79,600
Depreciation and amortization	1,077	7,432	170,508	—	179,017
Property-level operating expenses	—	102	267,347	—	267,449
Medical office building services costs	—	—	1,639	—	1,639
General, administrative and professional fees	(13)	5,622	23,165	—	28,774
Merger-related expenses and deal costs	2,749	—	1,513	—	4,262
Other	40	21	4,526	—	4,587
Total expenses	3,386	45,703	516,239	—	565,328
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	113,470	24,329	98,066	(116,325)	119,540
Income from unconsolidated entities	—	287	642	—	929
Income tax expense	(1,744)	—	—	—	(1,744)
Income from continuing operations	111,726	24,616	98,708	(116,325)	118,725
Discontinued operations	467	395	(6,489)	—	(5,627)
Net income	112,193	25,011	92,219	(116,325)	113,098
Net income attributable to noncontrolling interest	—	—	905	—	905
Net income attributable to common stockholders	$112,193	$25,011	$91,314	$(116,325)	$112,193

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$623	$67,435	$199,482	$—	$267,540
Resident fees and services	—	—	285,193	—	285,193
Medical office building and other services revenue	—	—	5,608	—	5,608
Income from loans and investments	939	469	6,628	—	8,036
Equity earnings in affiliates	61,178	—	47	(61,225)	—
Interest and other income	29	5	13	—	47
Total revenues	62,769	67,909	496,971	(61,225)	566,424
Expenses:
Interest	(724)	21,120	47,734	—	68,130
Depreciation and amortization	709	7,631	152,081	—	160,421
Property-level operating expenses	—	123	215,714	—	215,837
Medical office building services costs	—	—	2,988	—	2,988
General, administrative and professional fees	903	6,997	14,298	—	22,198
Loss (gain) on extinguishment of debt	—	29,731	(187)	—	29,544
Merger-related expenses and deal costs	1,365	—	6,616	—	7,981
Other	37	—	1,539	—	1,576
Total expenses	2,290	65,602	440,783	—	508,675
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	60,479	2,307	56,188	(61,225)	57,749
Income from unconsolidated entities	—	317	—	—	317
Income tax expense	(11,338)	—	—	—	(11,338)
Income from continuing operations	49,141	2,624	56,188	(61,225)	46,728
Discontinued operations	41,485	2,111	(232)	—	43,364
Net income	90,626	4,735	55,956	(61,225)	90,092
Net loss attributable to noncontrolling interest	—	—	(534)	—	(534)
Net income attributable to common stockholders	$90,626	$4,735	$56,490	$(61,225)	$90,626

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$112,193	$25,011	$92,219	$(116,325)	$113,098
Other comprehensive income (loss):
Foreign currency translation	—	—	(2,091)	—	(2,091)
Change in unrealized gain on marketable debt securities	61	—	—	—	61
Other	—	—	504	—	504
Total other comprehensive (loss) income	61	—	(1,587)	—	(1,526)
Comprehensive income	112,132	25,011	90,632	(116,325)	111,572
Comprehensive income attributable to noncontrolling interest	—	—	905	—	905
Comprehensive income attributable to common stockholders	$112,132	$25,011	$89,727	$(116,325)	$110,667

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$90,626	$4,735	$55,956	$(61,225)	$90,092
Other comprehensive loss:
Foreign currency translation	—	—	1,949	—	1,949
Change in unrealized gain on marketable debt securities	(308)	—	—	—	(308)
Other	—	—	223	—	223
Total other comprehensive loss	(308)	—	2,172	—	1,864
Comprehensive income	90,318	4,735	58,128	(61,225)	91,956
Comprehensive loss attributable to noncontrolling interest	—	—	(534)	—	(534)
Comprehensive income attributable to common stockholders	$90,318	$4,735	$58,662	$(61,225)	$92,490

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(26,368)	$51,309	$205,364	$—	$230,305
Net cash (used in) provided by investing activities	(47,169)	(5,835)	112,477	—	59,473
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(376,000)	84	—	(375,916)
Proceeds from debt	—	758,460	158,411	—	916,871
Repayment of debt	(11,420)	—	(624,373)	—	(635,793)
Net change in intercompany debt	279,196	(415,487)	136,291	—	—
Payment of deferred financing costs	—	(12,160)	(1,648)	—	(13,808)
Issuance of common stock, net	5,050	—	—	—	5,050
Cash distribution (to) from affiliates	(17,903)	(238)	18,141	—	—
Cash distribution to common stockholders	(195,700)	—	—	—	(195,700)
Cash distribution to redeemable OP unitholders	(1,151)	—	—	—	(1,151)
Purchases of redeemable OP units	(108)	—	—	—	(108)
Distributions to noncontrolling interest	—	—	(1,450)	—	(1,450)
Other	2,058	—	—	—	2,058
Net cash provided by (used in) financing activities	60,022	(45,425)	(314,544)	—	(299,947)
Net (decrease) increase in cash and cash equivalents	(13,515)	49	3,297	—	(10,169)
Effect of foreign currency translation on cash and cash equivalents	—	(49)	—	—	(49)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$3,219	$—	$54,471	$—	$57,690

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(2,966)	$70,263	$177,664	$—	$244,961
Net cash provided by (used in) investing activities	8,347	(15,038)	(33,621)	—	(40,312)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(380,000)	(2,398)	—	(382,398)
Proceeds from debt	—	591,384	75,946	—	667,330
Repayment of debt	—	(206,500)	(92,301)	—	(298,801)
Net change in intercompany debt	219,912	(22,107)	(197,805)	—	—
Payment of deferred financing costs	—	(1,473)	(320)	—	(1,793)
Cash distribution (to) from affiliates	(37,550)	(36,584)	74,134	—	—
Cash distribution to common stockholders	(179,253)	—	—	—	(179,253)
Cash distribution to redeemable OP unitholders	(1,112)	—	—	—	(1,112)
Purchases of redeemable OP units	(233)				(233)
Distributions to noncontrolling interest	—	—	(1,592)	—	(1,592)
Other	565	—	—	—	565
Net cash provided by (used in) financing activities	2,329	(55,280)	(144,336)	—	(197,287)
Net increase (decrease) in cash and cash equivalents	7,710	(55)	(293)	—	7,362
Effect of foreign currency translation on cash and cash equivalents	—	55	—	—	55
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$10,045	$—	$43,179	$—	$53,224

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Cautionary Statements
Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements regarding our or our tenants’, operators’, borrowers’ or managers’ expected future financial condition, results of operations, cash flows, funds from operations, dividends and dividend plans, financing opportunities and plans, capital markets transactions, business strategy, budgets, projected costs, operating metrics, capital expenditures, competitive positions, acquisitions, investment opportunities, dispositions, merger integration, growth opportunities, expected lease income, continued qualification as a real estate investment trust (“REIT”), plans and objectives of management for future operations, and statements that include words such as “anticipate,” “if,” “believe,” “plan,” “estimate,” “expect,” “intend,” “may,” “could,” “should,” “will,” and other similar expressions are forward-looking statements. These forward-looking statements are inherently uncertain, and actual results may differ from our expectations. We do not undertake a duty to update these forward-looking statements, which speak only as of the date on which they are made.
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

•
The ability of our operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2012 and for the year ending December 31, 2013;

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

•
Year-over-year changes in the Consumer Price Index (“CPI”) and the effect of those changes on the rent escalators contained in our leases, including the rent escalators for two of our master lease agreements with Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), and our earnings;

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

•
Merger and acquisition activity in the healthcare and seniors housing industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers; and

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers.
Many of these factors are beyond our control and the control of our management.
Kindred, Brookdale Senior Living, Atria and Sunrise Information
Each of Kindred and Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Kindred and Brookdale Senior Living contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Kindred or Brookdale Senior Living, as the case may be, or other publicly available information or was provided to us by Kindred or Brookdale Senior Living, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Kindred’s and Brookdale Senior Living’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
Neither Atria Senior Living, Inc. (“Atria”) nor Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria or

Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy.
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of March 31, 2013, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, MOBs, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had two new properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2013, we leased 890 properties (excluding MOBs and properties classified as held for sale) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 222 of our seniors housing communities (excluding properties classified as held for sale) pursuant to long-term management agreements.
In addition, through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. From time to time, we also make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
Our principal objective is to enhance shareholder value by delivering superior, reliable returns. To achieve this objective, we pursue a business strategy of: (1) generating consistent, reliable and growing cash flows; (2) maintaining a balanced, well-diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At March 31, 2013, approximately 15.5% of our total consolidated debt (excluding debt related to real estate assets classified as held for sale) was variable rate debt.
Operating Highlights and Key Performance Trends
2013 Highlights
During the three months ended March 31, 2013:

•	We paid the first quarterly installment of our 2013 dividend in the amount of $0.67 per share, which represents an 8% increase over the prior year.

•	We issued and sold $500.0 million aggregate principal amount of 2.700% senior notes due 2020 and $258.8 million aggregate principal amount of 5.45% senior notes due 2043.

•	We established an “at-the-market” equity offering program through which we may sell up to an aggregate of $750.0 million of our common stock.

•	We sold assets, including loans, and received final repayment on loans receivable for aggregate proceeds of $156 million.

Concentration Risk
We use concentration ratios to understand and evaluate the potential risks of economic downturns or other adverse events affecting our asset types, geographic locations, business models, and tenants, operators and managers. We evaluate our concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant, operator or manager, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2013	As of December 31, 2012
Investment mix by asset type (1):
Seniors housing communities	61.5%	61.2%
MOBs	18.9	18.6
Skilled nursing and other facilities	14.8	14.8
Hospitals	2.4	2.3
Secured loans receivable, net	2.4	3.1

Investment mix by tenant, operator and manager(1):
Atria	18.0%	17.8%
Sunrise	14.8	14.8
Brookdale Senior Living	10.5	10.4
Kindred	4.0	4.4
All other	52.7	52.6

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2013	2012
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations(2)	50.0%	50.4%
Kindred	9.3	11.1
Brookdale Senior Living	5.8	7.0
All others	34.9	31.5

Adjusted EBITDA(3):
Senior living operations(2)	27.1%	25.7%
Kindred	15.1	16.9
Brookdale Senior Living	9.5	12.2
All others	48.3	45.2

NOI(4):
Senior living operations(2)	26.1%	25.9%
Kindred	15.4	18.1
Brookdale Senior Living	9.5	11.4
All others	49.0	44.6

Operations mix by geographic location(5):
California	14.0%	14.7%
New York	10.1	10.4
Texas	6.5	6.1
Illinois	4.7	5.3
Massachusetts	4.3	5.0
All others	60.4	58.5

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Amounts relate to the actual period of ownership and do not necessarily reflect a full period.

(3)
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net loss on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations).

(4)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (excluding amounts in discontinued operations).

(5)	Ratios are based on total revenues for each period presented (excluding amounts in discontinued operations).
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the three months ended March 31, 2013, we had no triple-net lease renewals or expirations without renewal that had a material effect on our financial condition or results of operations for that period.

Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Results of Operations
As of March 31, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Three Months Ended March 31, 2013 and 2012
The table below shows our results of operations for the three months ended March 31, 2013 and 2012 and the effect on our income of changes in those results from period to period.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$214,874	$204,684	$10,190	5.0%
Senior Living Operations	108,262	90,059	18,203	20.2
MOB Operations	75,503	44,773	30,730	68.6
All Other	16,103	8,036	8,067	> 100
Total segment NOI	414,742	347,552	67,190	19.3
Interest and other income	1,038	47	991	> 100
Interest expense	(79,600)	(68,130)	(11,470)	(16.8)
Depreciation and amortization	(179,017)	(160,421)	(18,596)	(11.6)
General, administrative and professional fees	(28,774)	(22,198)	(6,576)	(29.6)
Loss on extinguishment of debt	—	(29,544)	29,544	100.0
Merger-related expenses and deal costs	(4,262)	(7,981)	3,719	46.6
Other	(4,587)	(1,576)	(3,011)	( > 100 )
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	119,540	57,749	61,791	> 100
Income from unconsolidated entities	929	317	612	> 100
Income tax expense	(1,744)	(11,338)	9,594	84.6
Income from continuing operations	118,725	46,728	71,997	> 100
Discontinued operations	(5,627)	43,364	(48,991)	( > 100 )
Net income	113,098	90,092	23,006	25.5
Net income (loss) attributable to noncontrolling interest	905	(534)	(1,439)	( > 100 )
Net income attributable to common stockholders	$112,193	$90,626	21,567	23.8
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income earned from our triple-net assets and other services revenue. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$213,763	$203,575	$10,188	5.0%
Other services revenue	1,111	1,109	2	0.2
Segment NOI	$214,874	$204,684	10,190	5.0
Triple-net leased properties segment NOI increased during the three months ended March 31, 2013 over the prior year primarily due to contractual rent escalations, increases in base rent and other rent under our existing triple-net leases and rent from the properties we acquired after March 31, 2012.

In our triple-net leased properties segment, revenues generally do not depend on the underlying operating performance of our properties, but rather consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Therefore, occupancy rates may affect the profitability of our tenants’ operations but do not have a direct impact on our revenues or financial results. The following table sets forth average occupancy rates related to the triple-net leased properties we owned at March 31, 2013 for the fourth quarter of 2012 (which is the most recent information available to us from our tenants) and average occupancy rates related to the triple-net leased properties we owned at March 31, 2012 for the fourth quarter of 2011.

	Number of Properties at March 31, 2013 (1)	Average Occupancy For the Three Months Ended December 31, 2012 (1)	Number of Properties at March 31, 2012 (2)	Average Occupancy For the Three Months Ended December 31, 2011 (2)
Seniors Housing Communities	434	86.0%	414	86.3%
Skilled Nursing Facilities	367	80.9	365	83.0
Hospitals	46	56.7	46	55.9

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities, one development property that was completed during the three months ended March 31, 2013 and eight other facilities for which we do not receive occupancy information.

(2)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities, 52 properties sold after March 31, 2012 or classified as held for sale as of March 31, 2013 and eight other facilities for which we do not receive occupancy information.

The following table compares results of continuing operations for our 833 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2012 through March 31, 2013.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$207,772	$203,528	$4,244	2.1%
Other services revenue	1,111	1,109	2	0.2
Segment NOI	$208,883	$204,637	4,246	2.1
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$339,170	$285,193	$53,977	18.9%
Less:
Property-level operating expenses	(230,908)	(195,134)	(35,774)	(18.3)
Segment NOI	$108,262	$90,059	18,203	20.2

Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the first quarter of 2013 over the first quarter of 2012 primarily due to the seniors housing communities we acquired after March 31, 2012 (including 16 seniors housing communities managed by Sunrise (the “Sunrise-Managed Sixteen Communities”)), higher average unit occupancy rates in our communities and higher average monthly revenue per occupied room.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended March 31, 2013 over the same period in 2012 primarily due to the acquired properties described above, increases in salaries and insurance costs, and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 188 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$285,821	$270,496	$15,325	5.7%
Less:
Property-level operating expenses	(194,944)	(184,335)	(10,609)	(5.8)
Segment NOI	$90,877	$86,161	4,716	5.5
Same-store stabilized senior living operations NOI increased year over year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries and insurance costs, and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended March 31, 2013 and 2012:

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Stabilized communities	215	189	91.2%	89.1%	$5,508	$5,352
Non-stabilized communities	7	9	86.6	76.6	5,086	5,240
Total	222	198	91.0	88.4	5,492	5,347
Same-store stabilized communities	188	188	91.3	89.1	5,521	5,361

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$111,146	$63,965	$47,181	73.8%
Medical office building services revenue	2,537	4,499	(1,962)	(43.6)
Total revenues	113,683	68,464	45,219	66.0
Less:
Property-level operating expenses	(36,541)	(20,703)	(15,838)	(76.5)
Medical office building services costs	(1,639)	(2,988)	1,349	45.1
Segment NOI	$75,503	$44,773	30,730	68.6
The increases in our MOB operations segment revenues and property-level operating expenses in the first quarter of 2013 over the same period in 2012 are attributed primarily to the MOBs we acquired after March 31, 2012, including the MOBs we acquired in connection with the Cogdell Spencer Inc. (“Cogdell”) acquisition and the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities.
Medical office building services revenue and costs both decreased year over year primarily due to reduced construction activity during 2013 compared to 2012.
The following table compares results of continuing operations for our 173 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2012 through March 31, 2013. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$56,504	$55,744	$760	1.4%
Less:
Property-level operating expenses	(17,941)	(17,707)	(234)	(1.3)
Segment NOI	$38,563	$38,037	526	1.4
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended March 31, 2013 and 2012:

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2013	2012	2013	2012	2013	2012
Stabilized MOBs	288	174	91.8%	91.6%	$30	$29
Non-stabilized MOBs	14	12	74.4	76.0	37	35
Total	302	186	90.5	89.7	30	30
Same-store stabilized MOBs	173	173	90.6	91.5	30	29

Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the three months ended March 31, 2013 over the same period in 2012 primarily as a result of the $425.0 million aggregate principal amount of secured loans we made in December 2012, which have a weighted average interest rate of 8.5%.
Interest Expense
The $8.7 million increase in total interest expense, including interest allocated to discontinued operations of $0.7 million and $3.5 million for the three months ended March 31, 2013 and 2012, respectively, is attributed primarily to $19.0 million of additional interest due to higher debt balances, partially offset by a $10.3 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.7% for the three months ended March 31, 2013, compared to 4.2% for the same period in 2012.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the acquisitions of Cogdell, the Sunrise-Managed Sixteen Communities and other properties we acquired subsequent to March 31, 2012 and the full amortization in the fourth quarter of 2012 of certain in-place lease intangibles related to our Atria Senior Living Group, Inc. acquisition.
General, Administrative and Professional Fees
General, administrative and professional fees increased year over year primarily due to our continued organizational growth.
Loss on Extinguishment of Debt
The loss on extinguishment of debt for the three months ended March 31, 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016. There were no similar transactions during the three months ended March 31, 2013.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $3.7 million decrease in the first quarter of 2013 over the prior year is primarily due to lower transition and integration costs attributable to our 2011 and 2012 investment activity.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities. The increase in other during the three months ended March 31, 2013 compared to the same period in 2012 is due primarily to various asset acquisitions subsequent to March 31, 2012.
Income from Unconsolidated Entities
The increase in income from unconsolidated entities in 2013 is primarily the result of the gain recognized in conjunction with the re-measurement of equity interest upon our acquisition of the 95% controlling interest in two MOBs that we previously accounted for as investments in unconsolidated entities. See “Note 6—Investments in Unconsolidated Entities” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Income Tax Expense
Income tax expense for the three months ended March 31, 2013 was due primarily to additions to income tax contingency reserves. Income tax expense for the three months ended March 31, 2012 was due primarily to a $14.9 million valuation allowance recorded against certain deferred tax assets.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2013 reflects activity related to 29 properties, seven of which were sold during in the first quarter of 2013, resulting in a $0.5 million net gain, and 22 of which were classified as held for sale as of March 31, 2013. Discontinued operations for the comparable 2012 period reflects activity related to 54 properties, 11 of which were sold in the first quarter of 2012, resulting in a $40.2 million net gain.

Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended March 31, 2013 represents our partners’ joint venture interests in 50 properties. Net loss attributable to noncontrolling interest for the three months ended March 31, 2012 represents our partners’ joint venture interests in 29 properties.
Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is generally defined as one that purports to measure historical or future financial performance, financial position or cash flows, but excludes or includes amounts that would not be so adjusted in the most comparable GAAP measure. Set forth below are descriptions of the non-GAAP financial measures we use in evaluating our operating performance and that we consider most useful to investors, as well as reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. These measures should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. We believe that in order to facilitate a clear understanding of our consolidated historical operating results, these measures should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. We also believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) net gains on the sales of real property assets, including gain on re-measurement of equity method investments; (b) merger-related costs and expenses, including amortization of intangibles and transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (c) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (d) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (e) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (f) the financial impact of contingent consideration; (g) charitable donations made to the Ventas Charitable Foundation; and (h) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

Our FFO and normalized FFO for the three months ended March 31, 2013 and 2012 are summarized in the following table. The growth in first quarter 2013 normalized FFO compared to the first quarter of 2012 is due primarily to our $2.7 billion of investments in 2012, NOI increases in each of our reportable business segments and lower weighted average interest rates. These benefits were partially offset by higher debt balances, increases in general and administrative expenses, and asset sales and loan repayments in 2013 and 2012.

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income attributable to common stockholders	$112,193	$90,626
Adjustments:
Real estate depreciation and amortization	177,739	159,519
Real estate depreciation related to noncontrolling interest	(2,502)	(1,511)
Real estate depreciation related to unconsolidated entities	1,646	2,175
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	—
Discontinued operations:
Gain on real estate dispositions, net	(477)	(40,233)
Depreciation on real estate assets	7,926	4,215
FFO	295,284	214,791
Adjustments:
Change in fair value of financial instruments	25	33
Income tax expense	1,744	11,305
Loss on extinguishment of debt	—	29,544
Merger-related expenses and deal costs	4,262	7,981
Amortization of other intangibles	256	256
Normalized FFO	$301,571	$263,910

Adjusted EBITDA
We consider Adjusted EBITDA to be an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net loss on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following is a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$113,098	$90,092
Adjustments:
Interest (including amounts in discontinued operations)	80,329	71,650
Loss on extinguishment of debt, net	—	29,544
Taxes (including amounts in general, administrative and professional fees) (including amounts in discontinued operations)	2,893	12,270
Depreciation and amortization (including amounts in discontinued operations)	186,943	164,636
Non-cash stock-based compensation expense	5,662	4,834
Merger-related expenses and deal costs	4,262	7,981
Gain on real estate dispositions, net	(477)	(40,233)
Change in fair value of financial instruments	25	33
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	—
Adjusted EBITDA	$391,494	$340,807

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following is a reconciliation of NOI to net income (including amounts in discontinued operations) for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,
	2013	2012
	(In thousands)
Net income	$113,098	$90,092
Adjustments:
Interest and other income (including amounts in discontinued operations)	(1,038)	(1,869)
Interest (including amounts in discontinued operations)	80,329	71,650
Depreciation and amortization (including amounts in discontinued operations)	186,943	164,636
General, administrative and professional fees (including amounts in discontinued operations)	28,774	22,201
Loss on extinguishment of debt	—	29,544
Merger-related expenses and deal costs	4,262	7,981
Other (including amounts in discontinued operations)	4,063	2,156
Income from unconsolidated entities	(929)	(317)
Income tax expense (including amounts in discontinued operations)	1,744	11,305
Gain on real estate dispositions, net	(477)	(40,233)
NOI (including amounts in discontinued operations)	416,769	357,146
Discontinued operations	(2,027)	(9,594)
NOI (excluding amounts in discontinued operations)	$414,742	$347,552
Liquidity and Capital Resources
As of March 31, 2013, we had a total of $57.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2013, we also had escrow deposits and restricted cash of $99.2 million and $1.83 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the three months ended March 31, 2013, our principal sources of liquidity were proceeds from the issuance of debt securities, cash flows from operations, proceeds from repayments of our loans receivable and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures primarily for our senior living operations and MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We believe that these liquidity needs generally will be satisfied by cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of real estate assets and borrowings under our unsecured revolving credit facility. However, if any of these sources of liquidity is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional capital through debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and the issuance of secured or unsecured long-term debt or other securities, or any combination thereof.

Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum equal to a reference rate (the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans) plus a spread based on our senior unsecured long-term debt ratings. We also pay a facility fee ranging from 15 to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At March 31, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
Senior Notes
In February 2013, we repaid in full, at par, $269.9 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.
In March 2013, we issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043, at a public offering price equal to par, for total proceeds of $258.8 million before any underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020, at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before any underwriting discounts and expenses.
Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. During the three months ended March 31, 2013, we issued and sold a total of 72,300 shares of common stock under the program for aggregate net proceeds of $5.1 million, after sales agent commissions of $0.1 million. As of March 31, 2013, approximately $744.8 million of our common stock remained available for sale under our ATM equity offering program. Since March 31, 2013, we have issued and sold a total of 1,056,400 shares of common stock under the program for aggregate net proceeds of $77.3 million, after sales agent commissions of $1.2 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2013 and 2012:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2013	2012	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$67,908	$45,807	$22,101	48.2%
Net cash provided by operating activities	230,305	244,961	(14,656)	(6.0)
Net cash provided by (used in) investing activities	59,473	(40,312)	99,785	> 100
Net cash used in financing activities	(299,947)	(197,287)	(102,660)	(52.0)
Effect of foreign currency translation on cash and cash equivalents	(49)	55	(104)	( > 100 )
Cash and cash equivalents at end of period	$57,690	$53,224	$4,466	8.4%
Cash Flows from Operating Activities
Cash flows from operating activities decreased during the three months ended March 31, 2013 over the same period in 2012 primarily due to significant changes in working capital, offset by increases in NOI and FFO as previously described.
Cash Flows from Investing Activities
Cash provided by/used in investing activities during the three months ended March 31, 2013 and 2012 consisted primarily of cash paid for our investments in real estate ($56.2 million and $0.5 million in 2013 and 2012, respectively), investments in loans receivable ($2.8 million and $22.5 million in 2013 and 2012, respectively), capital expenditures ($19.8 million and $10.0 million in 2013 and 2012, respectively) and development project expenditures ($21.6 million and $31.3 million in 2013 and 2012, respectively). These uses were offset by proceeds from loans receivable ($146.4 million and $17.2 million in 2013 and 2012, respectively) and proceeds from real estate disposals ($11.3 million and $8.8 million in 2013 and 2012, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2013 and 2012 consisted primarily of net proceeds from the issuance of debt ($916.9 million and $667.3 million in 2013 and 2012, respectively) and net proceeds from the issuance of common stock ($5.1 million in 2013). These cash inflows were offset by net payments made on our unsecured revolving credit facility ($375.9 million and $382.4 million in 2013 and 2012, respectively), debt repayments ($635.8 million and $298.8 million in 2013 and 2012, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($198.3 million and $182.0 million in 2013 and 2012, respectively) and payments for deferred financing costs ($13.8 million and $1.8 million in 2013 and 2012, respectively).
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay capital expenditures necessary to maintain and improve our triple-net leased properties. From time to time, however, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which in certain cases may increase the amount of rent payable with respect to the properties. After the terms of the triple-net leases expire, or in the event that our tenants are unable or unwilling to meet their obligations under those leases, we would expect to fund any capital expenditures for which we may become responsible with cash flows from operations or through additional borrowings.
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of March 31, 2013, two seniors housing communities were in various stages of development pursuant to these agreements. Through March 31, 2013, we have funded $25.4 million of our estimated total commitment over the projected development period ($40.0 million to $60.0 million) toward these projects.
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
We are exposed to market risk related to changes in interest rates on borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. We continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.
For fixed rate debt, interest rate fluctuations generally affect the fair value, but do not impact our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until such obligations mature or until we elect to prepay and refinance such obligations. If interest rates have risen at the time our fixed rate debt matures or is refinanced, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of maturity or refinancing may lower our overall borrowing costs.

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
Gross book value	$6,952,669	$6,522,295
Fair value(1)	7,369,998	6,936,849
Fair value reflecting change in interest rates(1):
-100 BPS	7,661,635	7,164,166
+100 BPS	6,941,347	6,559,949

(1)	The change in fair value of our fixed rate debt was due primarily to senior note issuances and repayments made in 2013.
The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of March 31, 2013	As of December 31, 2012	As of March 31, 2012
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$4,568,543	$4,079,643	$2,860,026
Mortgage loans and other(1)	2,384,126	2,442,652	2,339,269
Variable rate:
Unsecured revolving credit facility	164,734	540,727	73,419
Unsecured term loans	682,282	685,336	504,721
Mortgage loans and other(1)	429,904	437,957	401,641
Total	$8,229,589	$8,186,315	$6,179,076
Percent of total debt:
Fixed rate:
Senior notes and other	55.5%	49.8%	46.3%
Mortgage loans and other(1)	29.0	29.8	37.8
Variable rate:
Unsecured revolving credit facility	2.0	6.6	1.2
Unsecured term loans	8.3	8.4	8.2
Mortgage loans and other(1)	5.2	5.4	6.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.8%	4.0%	5.0%
Mortgage loans and other(1)	6.1	6.1	6.1
Variable rate:
Unsecured revolving credit facility	1.4	1.5	1.4
Unsecured term loans	1.6	1.6	1.7
Mortgage loans and other(1)	1.9	1.9	1.9
Total	4.1	4.1	4.9

(1)
The amounts presented above exclude debt related to a real estate asset classified as held for sale as of each date presented. Total mortgage debt for this property as of March 31, 2013, December 31, 2012 and March 31, 2012 was $23.0 million, $23.2 million and $23.8 million, respectively.

The variable rate debt in the table above reflects, in part, the effect of $154.6 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $61.4 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at March 31, 2013 compared to December 31, 2012 is primarily attributable to the repayment of borrowings outstanding under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2013, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt (excluding debt related to real estate assets classified as held for sale at March 31, 2013), and assuming no change in our variable rate debt outstanding as of March 31, 2013, interest expense for 2013 would increase by approximately $12.5 million, or $0.04 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of March 31, 2013 and December 31, 2012, our joint venture and operating partners’ aggregate share of total debt was $168.5 million and $174.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $91.1 million and $92.8 million as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013 and December 31, 2012, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $555.6 million and $701.9 million, respectively.
We are subject to fluctuations in U.S. and Canadian currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar relative to the U.S. dollar impact the amount of net income we earn from our 12 seniors housing communities in Canada. Based solely on our results for the three months ended March 31, 2013, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the three-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
In the future, we may engage in hedging strategies to manage our exposure to market risks, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2013, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the first quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 11—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes repurchases of our common stock made during the three months ended March 31, 2013:

	Number of Shares Repurchased(1)	Average Price Per Share
January 1 through January 31	59,163	$65.88
February 1 through February 28	15,864	69.66
March 1 through March 31	18,785	70.84

(1)
Repurchases represent shares withheld to pay (a) taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan or 2012 Incentive Plan or under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP or (b) the exercise price of options granted to employees under the NHP 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of exercise, as the case may be.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.
4.2
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.
10.1	Employment Agreement dated as of October 27, 2010 between Ventas, Inc. and John D. Cobb.	Filed herewith.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 26, 2013

VENTAS, INC.
By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.
4.2
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.
10.1	Employment Agreement dated as of October 27, 2010 between Ventas, Inc. and John D. Cobb.	Filed herewith.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.