Form 10-Q
period 2013-06-30
VENTAS INC
filed 2013-07-26
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 24, 2013:
Common Stock, $0.25 par value	293,228,456

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,783,664	$1,772,417
Buildings and improvements	17,238,843	16,920,821
Construction in progress	99,947	70,665
Acquired lease intangibles	990,548	981,704
	20,113,002	19,745,607
Accumulated depreciation and amortization	(2,977,154)	(2,634,075)
Net real estate property	17,135,848	17,111,532
Secured loans receivable and investments, net	470,441	635,002
Investments in unconsolidated entities	93,155	95,409
Net real estate investments	17,699,444	17,841,943
Cash and cash equivalents	62,421	67,908
Escrow deposits and restricted cash	94,492	105,913
Deferred financing costs, net	50,821	42,551
Other assets	889,404	921,685
Total assets	$18,796,582	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$8,420,073	$8,413,646
Accrued interest	50,860	47,565
Accounts payable and other liabilities	887,314	995,156
Deferred income taxes	247,591	259,715
Total liabilities	9,605,838	9,716,082
Redeemable OP unitholder and noncontrolling interests	184,217	174,555
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized,
unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized,
296,940 and 295,565 shares issued at June 30, 2013 and
December 31, 2012, respectively	74,248	73,904
Capital in excess of par value	9,996,095	9,920,962
Accumulated other comprehensive income	19,752	23,354
Retained earnings (deficit)	(943,384)	(777,927)
Treasury stock, 3,698 and 3,699 shares at June 30, 2013 and
December 31, 2012, respectively	(221,129)	(221,165)
Total Ventas stockholders' equity	8,925,582	9,019,128
Noncontrolling interest	80,945	70,235
Total equity	9,006,527	9,089,363
Total liabilities and equity	$18,796,582	$18,980,000
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Revenues:
Rental income:
Triple-net leased	$214,239	$204,561	$427,760	$407,798
Medical office buildings	110,946	89,110	222,092	153,075
	325,185	293,671	649,852	560,873
Resident fees and services	341,594	303,437	680,764	588,630
Medical office building and other services revenue	3,537	6,639	7,185	12,247
Income from loans and investments	14,733	8,152	30,836	16,188
Interest and other income	797	65	1,835	112
Total revenues	685,846	611,964	1,370,472	1,178,050
Expenses:
Interest	83,046	72,767	162,452	140,678
Depreciation and amortization	172,706	187,367	351,495	347,563
Property-level operating expenses:
Senior living	231,337	207,031	462,245	402,165
Medical office buildings	38,401	29,621	74,942	50,324
	269,738	236,652	537,187	452,489
Medical office building services costs	1,667	3,839	3,306	6,827
General, administrative and professional fees	27,327	26,423	56,101	48,621
(Gain) loss on extinguishment of debt, net	(720)	9,989	(720)	39,533
Merger-related expenses and deal costs	6,667	36,668	10,929	44,649
Other	4,385	1,510	8,972	3,086
Total expenses	564,816	575,215	1,129,722	1,083,446
Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	121,030	36,749	240,750	94,604
(Loss) income from unconsolidated entities	(506)	514	423	831
Income tax benefit (expense)	12,064	5,179	10,320	(6,159)
Income from continuing operations	132,588	42,442	251,493	89,276
Discontinued operations	(18,055)	31,294	(23,862)	74,552
Net income	114,533	73,736	227,631	163,828
Net (loss) income attributable to noncontrolling interest	(47)	(289)	858	(823)
Net income attributable to common stockholders	$114,580	$74,025	$226,773	$164,651
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.45	$0.15	$0.86	$0.31
Discontinued operations	(0.06)	0.11	(0.08)	0.26
Net income attributable to common stockholders	$0.39	$0.26	$0.78	$0.57
Diluted:
Income from continuing operations attributable to common stockholders	$0.45	$0.14	$0.85	$0.30
Discontinued operations	(0.06)	0.11	(0.08)	0.26
Net income attributable to common stockholders	$0.39	$0.25	$0.77	$0.56
Weighted average shares used in computing earnings per common share:
Basic	292,635	290,170	292,049	289,281
Diluted	295,123	292,592	294,584	291,711
Dividends declared per common share	$0.67	$0.62	$1.34	$1.24
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$114,533	$73,736	$227,631	$163,828
Other comprehensive income (loss):
Foreign currency translation	(2,722)	(1,607)	(4,813)	342
Change in unrealized gain on marketable debt securities	(868)	(403)	(807)	(711)
Other	1,514	(512)	2,018	(289)
Total other comprehensive loss	(2,076)	(2,522)	(3,602)	(658)
Comprehensive income	112,457	71,214	224,029	163,170
Comprehensive (loss) income attributable to noncontrolling interest	(47)	(289)	858	(823)
Comprehensive income attributable to common stockholders	$112,504	$71,503	$223,171	$163,993

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2013 and the Year Ended December 31, 2012
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$72,240	$9,593,583	$22,062	$(412,181)	$(747)	$9,274,957	$80,987	$9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive income	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	73,904	9,920,962	23,354	(777,927)	(221,165)	9,019,128	70,235	9,089,363
Net income	—	—	—	226,773	—	226,773	858	227,631
Other comprehensive loss	—	—	(3,602)	—	—	(3,602)	—	(3,602)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(3,952)	(3,952)
Dividends to common stockholders—$1.34 per share	—	—	—	(392,230)	—	(392,230)	—	(392,230)
Issuance of common stock	282	82,102	—	—	—	82,384	—	82,384
Issuance of common stock for stock plans	14	3,528	—	—	5,466	9,008	—	9,008
Change in redeemable noncontrolling interest	—	(8,578)	—	—	—	(8,578)	1,087	(7,491)
Adjust redeemable OP unitholder interests to current fair value	—	(10,707)	—	—	—	(10,707)	—	(10,707)
Purchase of OP units	—	(30)	—	—	—	(30)	—	(30)
Grant of restricted stock, net of forfeitures	48	9,580	—	—	(5,430)	4,198	—	4,198
Balance at June 30, 2013	$74,248	$9,996,095	$19,752	$(943,384)	$(221,129)	$8,925,582	$80,945	$9,006,527

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Cash flows from operating activities:
Net income	$227,631	$163,828
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	380,932	366,405
Amortization of deferred revenue and lease intangibles, net	(7,003)	(8,829)
Other non-cash amortization	(9,401)	(21,185)
Stock-based compensation	10,800	11,086
Straight-lining of rental income, net	(14,330)	(10,470)
(Gain) loss on extinguishment of debt, net	(873)	39,533
Gain on real estate dispositions, net (including amounts in discontinued operations)	(2,195)	(78,791)
(Gain) loss on real estate loan investments	(1,099)	559
Gain on sale of marketable debt securities	(856)	—
Income tax (benefit) expense (including amounts in discontinued operations)	(10,320)	6,138
Loss (income) from unconsolidated entities	818	(831)
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	—
Other	3,872	5,990
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(16,415)	861
Increase in accrued interest	3,315	10,259
Decrease in accounts payable and other liabilities	(55,947)	(23,745)
Net cash provided by operating activities	507,688	460,808
Cash flows from investing activities:
Net investment in real estate property	(283,622)	(899,404)
Purchase of noncontrolling interest	(6,124)	(3,934)
Investment in loans receivable and other	(32,332)	(27,260)
Proceeds from real estate disposals	24,290	8,847
Proceeds from loans receivable	218,043	33,223
Proceeds from sale or maturity of marketable securities	5,493	—
Funds held in escrow for future development expenditures	11,816	—
Development project expenditures	(48,284)	(60,561)
Capital expenditures	(32,459)	(23,812)
Other	(411)	(2,150)
Net cash used in investing activities	(143,590)	(975,051)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(280,926)	(88,654)
Proceeds from debt	918,455	1,269,315
Repayment of debt	(685,518)	(645,722)
Payment of deferred financing costs	(12,997)	(2,980)
Issuance of common stock, net	82,384	342,469
Cash distribution to common stockholders	(392,230)	(361,957)
Cash distribution to redeemable OP unitholders	(2,313)	(2,241)
Contributions from noncontrolling interest	2,094	—
Purchases of redeemable OP units	(208)	(611)
Distributions to noncontrolling interest	(5,045)	(2,907)
Other	6,808	14,509
Net cash (used in) provided by financing activities	(369,496)	521,221
Net (decrease) increase in cash and cash equivalents	(5,398)	6,978
Effect of foreign currency translation on cash and cash equivalents	(89)	18
Cash and cash equivalents at beginning of period	67,908	45,807
Cash and cash equivalents at end of period	$62,421	$52,803
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2013	2012
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$90,020	$364,883
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(134,003)
Other assets acquired	2,562	81,509
Debt assumed	68,602	250,363
Other liabilities	10,493	26,639
Deferred income tax liability	1,794	5,895
Noncontrolling interests	11,693	25,166
Equity issued	—	4,326
Debt transferred on the sale of assets	—	14,535
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of June 30, 2013, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, medical office buildings (“MOBs”), and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had four new projects under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2013, we leased a total of 889 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) accounting for 148 properties (excluding six properties included in investments in unconsolidated entities) and 143 properties, respectively. As of June 30, 2013, we also engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 229 of our seniors housing communities pursuant to long-term management agreements.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we are determined to be its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as modifications of contractual arrangements that affect the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At June 30, 2013, we consolidated all VIEs for which we qualify as the primary beneficiary.
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Redeemable OP Unitholder and Noncontrolling Interests
Through our acquisition of Nationwide Health Properties, Inc. (“NHP”) in July 2011, we own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of June 30, 2013, third party investors owned 2,252,590 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.0% of the total units then outstanding, and we owned 6,104,969 Class B limited partnership units in NHP/PMB, representing the remaining 73.0%. At any time following the first anniversary of their issuance date, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
Because redemption rights are beyond our control, we classify the redeemable OP unitholder interests outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of June 30, 2013 and December 31, 2012, the fair value of the redeemable OP unitholder interests was $123.1 million and $114.9 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Subsequent to June 30, 2013, 59,144 OP units and 32,197 Class B limited partnership units in NHP/PMB were issued in connection with the contribution of an MOB to NHP/PMB.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2013 and December 31, 2012. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of (i) their initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions, or (ii) the redemption value. With respect to these joint ventures, because our joint venture partner has certain redemption rights that are beyond our control, we classify the redeemable noncontrolling interests outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
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

•
Marketable debt securities - Whenever possible, we estimate the fair value of marketable debt securities using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. In other cases, we estimate the fair value of marketable debt securities using level three inputs: we consider credit spreads, underlying asset performance and quality, default rates and any other applicable criteria.

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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases, including a majority of the leases we acquired in connection with the NHP acquisition, and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2013 and December 31, 2012, this cumulative excess (net of allowances) totaled $134.7 million and $120.3 million, respectively.
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
Other
We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.
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
NOTE 3—CONCENTRATION OF CREDIT RISK
As of June 30, 2013, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.0%, 14.6%, 10.3% and 3.5%, respectively, of our real estate investments based on their gross book value (excluding properties classified as held for sale as of June 30, 2013). Seniors housing communities constituted approximately 62.0% of our real estate portfolio based on gross book value as of June 30, 2013, and skilled nursing and other facilities, MOBs and hospitals collectively comprised the remaining 38.0% (excluding properties classified as held for sale as of June 30, 2013). Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of June 30, 2013, with properties in two states (California and New York) accounting for more than 10% of our total revenues and properties in one state (California) accounting for more than 10% of our total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.

Triple-Net Leased Properties
For the three months ended June 30, 2013 and 2012, approximately 8.2% and 10.5%, respectively, of our total revenues and 13.6% and 17.3%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. For the same periods, approximately 5.7% and 6.4%, respectively, of our total revenues and 9.5% and 10.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. Each of the Kindred Master Leases and our leases with Brookdale Senior Living is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant, as well as bundled lease renewals.
The properties we lease to Kindred and Brookdale Senior Living account for a meaningful portion of our total revenues and NOI and, therefore, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Kindred or Brookdale Senior Living becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that either Kindred or Brookdale Senior Living will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Kindred or Brookdale Senior Living to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Kindred or Brookdale Senior Living will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
Senior Living Operations
As of June 30, 2013, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 227 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
As managers, Atria and Sunrise do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our seniors housing communities efficiently and effectively. We also rely on our managers to set resident fees and otherwise operate those properties in compliance with the terms of our management agreements. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s inability or unwillingness to satisfy its obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections regarding material transactions affecting Atria, as well as the right to appoint two directors to the Atria Board of Directors.
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living and Kindred is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
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

NOTE 4—ACQUISITIONS AND DISPOSITIONS
2013 Activity
Triple-Net Leased Properties
During the six months ended June 30, 2013, we acquired one seniors housing community for approximately $60.5 million through a joint venture.  Additionally, during the six months ended June 30, 2013, we sold six seniors housing communities and eight skilled nursing facilities for aggregate consideration of $21.1 million, including lease termination fees of $0.3 million, and recognized a net gain on the sales of these assets of $1.9 million.
Senior Living Operations
During the six months ended June 30, 2013, we acquired 15 seniors housing communities, eight of which we were previously the tenant under a capital lease (see “Note 9—Senior Notes Payable and Other Debt”), for approximately $384.0 million.  Additionally, during the six months ended June 30, 2013, we sold one seniors housing community for consideration of $1.6 million and recognized no gain or loss from the sale of this asset.

MOB Operations

During the six months ended June 30, 2013, we acquired the controlling interests in two MOBs, which we previously accounted for as an equity method investment, for approximately $57.1 million (see “Note 6—Investments in Unconsolidated Entities”).  Additionally, during the six months ended June 30, 2013, we sold two MOBs for aggregate consideration of $1.8 million and recognized a net gain on the sales of these assets of $0.5 million.
2012 Activity
Triple-Net Leased Properties
During the six months ended June 30, 2012, we acquired seven seniors housing communities for approximately $98.1 million.  Additionally, during the six months ended June 30, 2012, we sold 22 seniors housing communities (including ten properties pursuant to the exercise of tenant purchase options) and one skilled nursing facility for aggregate consideration of $244.0 million, including fees of $4.8 million, and recognized a net gain on the sales of these assets of $83.8 million. We deposited a majority of the proceeds from the sale of 21 seniors housing communities in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary, and we used approximately $134.5 million of these proceeds for certain of our seniors housing communities and MOB acquisitions during 2012. As of December 31, 2012, no proceeds remained in the Section 1031 exchange escrow account related to these sales.
Senior Living Operations
During the six months ended June 30, 2012, we acquired 17 seniors housing communities for approximately $390.0 million. In June 2012, we declined to exercise our renewal option with respect to the operating leases (in which we were the lessee) for two seniors housing communities we acquired as part of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc., which leases expired on June 30, 2012.
MOB Operations
During the six months ended June 30, 2012, we acquired 72 MOBs and other real estate assets, including certain assets owned through joint ventures, for approximately $790 million, primarily through our acquisition of Cogdell Spencer Inc. in April 2012.

Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of June 30, 2013, and all assets disposed of and all operating leases (under which we were the lessee) not renewed during the period from January 1, 2012 through June 30, 2013. Set forth below is a summary of our results of operations for properties within discontinued operations for the three and six months ended June 30, 2013 and 2012. As of June 30, 2013, we classified 13 properties as assets held for sale, included within other assets on our Consolidated Balance Sheets. For the six months ended June 30, 2013, we recognized impairments of $23.9 million, representing our estimated aggregate loss on the expected sales of these assets. These charges are primarily recorded as a component of depreciation and amortization in the table below.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Rental income	$2,116	$8,564	$4,431	$18,360
Resident fees and services	141	2,655	759	5,266
Interest and other income	—	3,002	—	4,824
	2,257	14,221	5,190	28,450
Expenses:
Interest	650	3,498	1,573	7,237
Depreciation and amortization	21,284	14,402	29,438	18,842
Property-level operating expenses	220	2,633	884	5,108
General, administrative and professional fees	—	289	—	292
Gain on extinguishment of debt, net	(153)	—	(153)	—
Other	29	650	(495)	1,230
	22,030	21,472	31,247	32,709
Loss before income taxes and gain on real estate dispositions, net	(19,773)	(7,251)	(26,057)	(4,259)
Income tax (expense) benefit	—	(13)	—	20
Gain on real estate dispositions, net	1,718	38,558	2,195	78,791
Discontinued operations	$(18,055)	$31,294	$(23,862)	$74,552
NOTE 5—LOANS RECEIVABLE AND INVESTMENTS
As of June 30, 2013 and December 31, 2012, we had $514.5 million and $697.1 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties.
In December 2012, we made a secured loan in the aggregate principal amount of $375.0 million, bearing interest at a fixed rate of 8.0% per annum and maturing in 2017, and in March 2013, we sold a pari passu portion of the loan receivable to a third party, at par. In July 2013, we sold a senior secured portion of our interest in the loan to an institutional holder, at par, for $66.4 million, which will accrue interest at a fixed rate of 4.5%. Our remaining interest in the loan totals $183 million principal amount and bears interest at a fixed rate of 9.4%.
Also in December 2012, we made a secured loan in the aggregate principal amount of $50.0 million, bearing interest at a fixed rate of 12.0% per annum and maturing in 2017, and in May 2013, we sold a $25.0 million pari passu portion of the loan receivable to a third party, at par.
Under the terms of each loan agreement, we act as the administrative agent for the loan and will continue to receive the stated interest rate on our remaining loan receivable balance. No gain or loss was recognized from these transactions.
During the six months ended June 30, 2013, we received aggregate proceeds of $68.4 million in final repayment of four secured loans receivable and one unsecured loan receivable.

In May 2013, we acquired an interest in a government-sponsored pooled loan investment that matures in 2023 for $21.0 million. The investment is a marketable debt security classified as available-for-sale and included within secured loans receivable and investments, net on our Consolidated Balance Sheets. As of June 30, 2013, the investment had an amortized cost basis and fair value of $21.1 million.
NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2013 and December 31, 2012, we owned interests (ranging from 5% to 25%) in 53 properties and 55 properties, respectively, that were accounted for under the equity method of accounting, and we owned a 34% interest in Atria.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.1 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.6 million and $3.7 million for the six months ended June 30, 2013 and 2012, respectively.
In March 2013, we acquired the 95% controlling interests owned by our joint venture partner in two MOBs for aggregate consideration of approximately $55.2 million. Prior to this acquisition, our equity method investment in these joint ventures was approximately $0.2 million. In connection with our acquisition of the controlling interests, we determined the fair value of our previously held equity interest at the acquisition date to be approximately $1.5 million and thus recognized a net gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$214,812	9.3	$215,367	9.5
In-place and other lease intangibles	775,736	24.0	766,337	23.3
Other intangibles	32,811	8.6	33,378	8.6
Accumulated amortization	(408,429)	N/A	(352,692)	N/A
Goodwill	457,266	N/A	490,452	N/A
Net intangible assets	$1,072,196	19.8	$1,152,842	19.3
Intangible liabilities:
Below market lease intangibles	$429,573	15.1	$429,907	15.3
Other lease intangibles	28,543	15.9	28,966	15.8
Accumulated amortization	(98,614)	N/A	(78,560)	N/A
Purchase option intangibles	36,048	N/A	36,048	N/A
Net intangible liabilities	$395,550	15.2	$416,361	15.3

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

NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$134,675	$120,325
Unsecured loans receivable, net	44,105	62,118
Goodwill and other intangibles, net	479,356	515,429
Assets held for sale	113,193	111,556
Other	118,075	112,257
Total other assets	$889,404	$921,685
NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Unsecured revolving credit facility	$259,616	$540,727
6.25% Senior Notes due 2013	—	269,850
Unsecured term loan due 2015 (1)	123,306	130,336
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
Unsecured term loan due 2017 (1)	375,000	375,000
Unsecured term loan due 2018	180,000	180,000
2.00% Senior Notes due 2018	700,000	700,000
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	—
Mortgage loans and other (2)	2,856,244	2,880,609
Total	8,362,709	8,186,315
Capital lease obligations	—	142,412
Unamortized fair value adjustment	82,648	111,623
Unamortized discounts	(25,284)	(26,704)
Senior notes payable and other debt	$8,420,073	$8,413,646

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

(2)	In July 2013, we repaid in full approximately $126.2 million of the mortgage loans outstanding as of June 30, 2013.

As of June 30, 2013, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities(1)
	(In thousands)
2013 (2)	$184,866	$—	$26,383	$211,249
2014 (3)	294,206	—	48,735	342,941
2015	1,053,864	259,616	39,672	1,353,152
2016	410,917	—	32,541	443,458
2017	922,715	—	20,391	943,106
Thereafter (4)	4,910,132	—	158,671	5,068,803
Total maturities	$7,776,700	$259,616	$326,393	$8,362,709

(1)
As of June 30, 2013, we had $62.4 million of unrestricted cash and cash equivalents, for $197.2 million of net borrowings outstanding under our unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

(2)	In July 2013, we repaid in full approximately $108.1 million of the mortgage loans outstanding as of June 30, 2013.

(3)	In July 2013, we repaid in full approximately $18.1 million of the mortgage loans outstanding as of June 30, 2013.

(4)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of the years 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that was or is subject to repurchase, at the option of the holders, on July 7 in each of the years 2013, 2018, 2023 and 2028. The option to require us to repurchase the 6.59% senior notes due 2038 on July 7, 2013 was not exercised by any holder.

Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 basis points to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At June 30, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
As of June 30, 2013, we had $259.6 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.73 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$62,421	$62,421	$67,908	$67,908
Secured loans receivable, net	449,353	449,806	635,002	636,714
Unsecured loans receivable, net	44,105	45,991	62,118	65,146
Marketable debt securities	21,088	21,088	5,400	5,400
Liabilities:
Senior notes payable and other debt, gross	8,362,709	8,446,639	8,186,315	8,600,450
Derivative instruments and other liabilities	23,675	23,675	45,966	45,966
Redeemable OP unitholder interests	123,075	123,075	114,933	114,933
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

Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 11, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, these matters may force us to expend significant financial resources to defend and resolve. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
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
Although the TRS entities have paid minimal cash federal income taxes for the six months ended June 30, 2013, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended June 30, 2013 and 2012 was a benefit of $12.1 million and $5.2 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2013 and 2012 was a benefit of $10.3 million and an expense of $6.2 million, respectively. The income tax benefit for the six months ended June 30, 2013 is due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities. During the period, we determined, based on continued positive operating results, that more likely than not the deferred tax assets would be utilized in their entirety in future periods. The income tax expense for the six months ended June 30, 2012 was due primarily to a valuation allowance recorded against certain deferred tax assets of one of our other TRS entities, as we determined that the corresponding assets did not meet the more likely than not criteria regarding utilization.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $247.7 million and $257.0 million as of June 30, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to NOLs.
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
NOTE 13—STOCKHOLDERS’ EQUITY
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. Through June 30, 2013, we issued and sold a total of 1,128,700 shares of common stock under the program for aggregate net proceeds of $82.4 million, $77.3 million of which occurred in the second quarter of 2013, after sales agent commissions of $1.3 million. As of June 30, 2013, approximately $666.3 million of our common stock remained available for sale under our ATM equity offering program.

Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
Foreign currency translation	$18,628	$23,441
Unrealized gain on marketable debt securities	—	807
Other	1,124	(894)
Total accumulated other comprehensive income	$19,752	$23,354

NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$132,635	$42,731	$250,635	$90,099
Discontinued operations	(18,055)	31,294	(23,862)	74,552
Net income attributable to common stockholders	$114,580	$74,025	$226,773	$164,651
Denominator:
Denominator for basic earnings per share—weighted average shares	292,635	290,170	292,049	289,281
Effect of dilutive securities:
Stock options	567	499	627	506
Restricted stock awards	148	72	134	68
OP units	1,773	1,851	1,774	1,856
Denominator for diluted earnings per share—adjusted weighted average shares	295,123	292,592	294,584	291,711
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.45	$0.15	$0.86	$0.31
Discontinued operations	(0.06)	0.11	(0.08)	0.26
Net income attributable to common stockholders	$0.39	$0.26	$0.78	$0.57
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.45	$0.14	$0.85	$0.30
Discontinued operations	(0.06)	0.11	(0.08)	0.26
Net income attributable to common stockholders	$0.39	$0.25	$0.77	$0.56

NOTE 15—SEGMENT INFORMATION
As of June 30, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. Although we believe that net income, as defined by GAAP, is the most appropriate earnings measurement, we consider segment profit a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our historical consolidated operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows:
For the three months ended June 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$214,239	$—	$110,946	$—	$325,185
Resident fees and services	—	341,594	—	—	341,594
Medical office building and other services revenue	1,115	—	2,159	263	3,537
Income from loans and investments	—	—	—	14,733	14,733
Interest and other income	—	—	—	797	797
Total revenues	$215,354	$341,594	$113,105	$15,793	$685,846
Total revenues	$215,354	$341,594	$113,105	$15,793	$685,846
Less:
Interest and other income	—	—	—	797	797
Property-level operating expenses	—	231,337	38,401	—	269,738
Medical office building services costs	—	—	1,667	—	1,667
Segment NOI	215,354	110,257	73,037	14,996	413,644
Income (loss) from unconsolidated entities	183	(541)	43	(191)	(506)
Segment profit	$215,537	$109,716	$73,080	$14,805	413,138
Interest and other income					797
Interest expense					(83,046)
Depreciation and amortization					(172,706)
General, administrative and professional fees					(27,327)
Gain on extinguishment of debt					720
Merger-related expenses and deal costs					(6,667)
Other					(4,385)
Income tax benefit					12,064
Discontinued operations					(18,055)
Net income					$114,533

For the three months ended June 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$204,561	$—	$89,110	$—	$293,671
Resident fees and services	—	303,437	—	—	303,437
Medical office building and other services revenue	1,110	—	5,529	—	6,639
Income from loans and investments	—	—	—	8,152	8,152
Interest and other income	—	—	—	65	65
Total revenues	$205,671	$303,437	$94,639	$8,217	$611,964
Total revenues	$205,671	$303,437	$94,639	$8,217	$611,964
Less:
Interest and other income	—	—	—	65	65
Property-level operating expenses	—	207,031	29,621	—	236,652
Medical office building services costs	—	—	3,839	—	3,839
Segment NOI	205,671	96,406	61,179	8,152	371,408
Income from unconsolidated entities	454	—	60	—	514
Segment profit	$206,125	$96,406	$61,239	$8,152	371,922
Interest and other income					65
Interest expense					(72,767)
Depreciation and amortization					(187,367)
General, administrative and professional fees					(26,423)
Loss on extinguishment of debt					(9,989)
Merger-related expenses and deal costs					(36,668)
Other					(1,510)
Income tax benefit					5,179
Discontinued operations					31,294
Net income					$73,736

For the six months ended June 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$427,760	$—	$222,092	$—	$649,852
Resident fees and services	—	680,764	—	—	680,764
Medical office building and other services revenue	2,226	—	4,696	263	7,185
Income from loans and investments	—	—	—	30,836	30,836
Interest and other income	—	—	—	1,835	1,835
Total revenues	$429,986	$680,764	$226,788	$32,934	$1,370,472
Total revenues	$429,986	$680,764	$226,788	$32,934	$1,370,472
Less:
Interest and other income	—	—	—	1,835	1,835
Property-level operating expenses	—	462,245	74,942	—	537,187
Medical office building services costs	—	—	3,306	—	3,306
Segment NOI	429,986	218,519	148,540	31,099	828,144
Income (loss) from unconsolidated entities	370	(1,141)	1,385	(191)	423
Segment profit	$430,356	$217,378	$149,925	$30,908	828,567
Interest and other income					1,835
Interest expense					(162,452)
Depreciation and amortization					(351,495)
General, administrative and professional fees					(56,101)
Gain on extinguishment of debt					720
Merger-related expenses and deal costs					(10,929)
Other					(8,972)
Income tax benefit					10,320
Discontinued operations					(23,862)
Net income					$227,631

For the six months ended June 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$407,798	$—	$153,075	$—	$560,873
Resident fees and services	—	588,630	—	—	588,630
Medical office building and other services revenue	2,219	—	10,028	—	12,247
Income from loans and investments	—	—	—	16,188	16,188
Interest and other income	—	—	—	112	112
Total revenues	$410,017	$588,630	$163,103	$16,300	$1,178,050
Total revenues	$410,017	$588,630	$163,103	$16,300	$1,178,050
Less:
Interest and other income	—	—	—	112	112
Property-level operating expenses	—	402,165	50,324	—	452,489
Medical office building services costs	—	—	6,827	—	6,827
Segment NOI	410,017	186,465	105,952	16,188	718,622
Income from unconsolidated entities	720	—	111	—	831
Segment profit	$410,737	$186,465	$106,063	$16,188	719,453
Interest and other income					112
Interest expense					(140,678)
Depreciation and amortization					(347,563)
General, administrative and professional fees					(48,621)
Loss on extinguishment of debt					(39,533)
Merger-related expenses and deal costs					(44,649)
Other					(3,086)
Income tax expense					(6,159)
Discontinued operations					74,552
Net income					$163,828
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Capital expenditures:
Triple-net leased	$31,824	$9,017	$45,004	$13,880
Senior living	224,921	331,665	245,089	348,831
MOB	10,062	601,302	74,272	621,066
Total capital expenditures	$266,807	$941,984	$364,365	$983,777

The properties and mortgage loan and other investments in our portfolio are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
United States	$662,394	$588,335	$1,323,640	$1,130,820
Canada	23,452	23,629	46,832	47,230
Total revenues	$685,846	$611,964	$1,370,472	$1,178,050

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Net real estate property:
United States	$16,758,149	$16,711,508
Canada	377,699	400,024
Total net real estate property	$17,135,848	$17,111,532
NOTE 16—CONDENSED CONSOLIDATING INFORMATION (Unaudited)
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Ventas Issuers”). Ventas Capital Corporation is a direct subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes. None of our other subsidiaries (excluding the Ventas Issuers, the “Ventas Subsidiaries”) is obligated with respect to the Ventas Issuers’ outstanding senior notes.
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

The following summarizes our condensed consolidating information as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012:

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,312	$392,145	$17,299,987	$—	$17,699,444
Cash and cash equivalents	9,785	—	52,636	—	62,421
Escrow deposits and restricted cash	6,290	1,561	86,641	—	94,492
Deferred financing costs, net	758	41,571	8,492	—	50,821
Investment in and advances to affiliates	10,632,033	1,867,251	—	(12,499,284)	—
Other assets	37,461	9,130	842,813	—	889,404
Total assets	$10,693,639	$2,311,658	$18,290,569	$(12,499,284)	$18,796,582
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$5,051,466	$3,368,607	$—	$8,420,073
Intercompany loans	4,062,286	(4,678,051)	615,765	—	—
Accrued interest	—	34,836	16,024	—	50,860
Accounts payable and other liabilities	86,823	11,195	789,296	—	887,314
Deferred income taxes	247,591	—	—	—	247,591
Total liabilities	4,396,700	419,446	4,789,692	—	9,605,838
Redeemable OP unitholder and noncontrolling interests	—	—	184,217	—	184,217
Total equity	6,296,939	1,892,212	13,316,660	(12,499,284)	9,006,527
Total liabilities and equity	$10,693,639	$2,311,658	$18,290,569	$(12,499,284)	$18,796,582

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,615	$412,362	$17,421,966	$—	$17,841,943
Cash and cash equivalents	16,734	—	51,174	—	67,908
Escrow deposits and restricted cash	7,565	1,952	96,396	—	105,913
Deferred financing costs, net	757	34,047	7,747	—	42,551
Investment in and advances to affiliates	10,343,664	1,867,251	—	(12,210,915)	—
Other assets	26,282	4,043	891,360	—	921,685
Total assets	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,570,296	$3,843,350	$—	$8,413,646
Intercompany loans	3,425,082	(4,126,391)	701,309	—	—
Accrued interest	—	24,045	23,520	—	47,565
Accounts payable and other liabilities	99,631	7,775	887,750	—	995,156
Deferred income taxes	259,715	—	—	—	259,715
Total liabilities	3,784,428	475,725	5,455,929	—	9,716,082
Redeemable OP unitholder and noncontrolling interests	—	—	174,555	—	174,555
Total equity	6,618,189	1,843,930	12,838,159	(12,210,915)	9,089,363
Total liabilities and equity	$10,402,617	$2,319,655	$18,468,643	$(12,210,915)	$18,980,000

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$619	$70,342	$254,224	$—	$325,185
Resident fees and services	—	—	341,594	—	341,594
Medical office building and other services revenue	—	—	3,537	—	3,537
Income from loans and investments	1,159	493	13,081	—	14,733
Equity earnings in affiliates	105,135	—	223	(105,358)	—
Interest and other income	259	5	533	—	797
Total revenues	107,172	70,840	613,192	(105,358)	685,846
Expenses:
Interest	(474)	35,958	47,562	—	83,046
Depreciation and amortization	1,213	7,734	163,759	—	172,706
Property-level operating expenses	—	140	269,598	—	269,738
Medical office building services costs	—	—	1,667	—	1,667
General, administrative and professional fees	1,155	5,165	21,007	—	27,327
Gain on extinguishment of debt	—	—	(720)	—	(720)
Merger-related expenses and deal costs	4,227	—	2,440	—	6,667
Other	254	—	4,131	—	4,385
Total expenses	6,375	48,997	509,444	—	564,816
Income from continuing operations before income/loss from unconsolidated entities, income taxes and noncontrolling interest	100,797	21,843	103,748	(105,358)	121,030
Income (loss) from unconsolidated entities	—	217	(723)	—	(506)
Income tax benefit	12,064	—	—	—	12,064
Income from continuing operations	112,861	22,060	103,025	(105,358)	132,588
Discontinued operations	1,719	209	(19,983)	—	(18,055)
Net income	114,580	22,269	83,042	(105,358)	114,533
Net loss attributable to noncontrolling interest	—	—	(47)	—	(47)
Net income attributable to common stockholders	$114,580	$22,269	$83,089	$(105,358)	$114,580

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$634	$68,939	$224,098	$—	$293,671
Resident fees and services	—	—	303,437	—	303,437
Medical office building and other services revenue	—	—	6,639	—	6,639
Income from loans and investments	951	560	6,641	—	8,152
Equity earnings in affiliates	51,602	—	172	(51,774)	—
Interest and other income	56	5	4	—	65
Total revenues	53,243	69,504	540,991	(51,774)	611,964
Expenses:
Interest	(1,513)	23,820	50,460	—	72,767
Depreciation and amortization	810	13,138	173,419	—	187,367
Property-level operating expenses	—	118	236,534	—	236,652
Medical office building services costs	—	—	3,839	—	3,839
General, administrative and professional fees	2,907	7,114	16,402	—	26,423
Loss on extinguishment of debt	—	9,989	—	—	9,989
Merger-related expenses and deal costs	28,689	—	7,979	—	36,668
Other	(36)	—	1,546	—	1,510
Total expenses	30,857	54,179	490,179	—	575,215
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	22,386	15,325	50,812	(51,774)	36,749
Income from unconsolidated entities	—	514	—	—	514
Income tax benefit	5,179	—	—	—	5,179
Income from continuing operations	27,565	15,839	50,812	(51,774)	42,442
Discontinued operations	46,460	1,315	(16,481)	—	31,294
Net income	74,025	17,154	34,331	(51,774)	73,736
Net loss attributable to noncontrolling interest	—	—	(289)	—	(289)
Net income attributable to common stockholders	$74,025	$17,154	$34,620	$(51,774)	$74,025

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,259	$140,075	$508,518	$—	$649,852
Resident fees and services	—	—	680,764	—	680,764
Medical office building and other services revenue	—	—	7,185	—	7,185
Income from loans and investments	1,262	787	28,787	—	30,836
Equity earnings in affiliates	221,203	—	473	(221,676)	—
Interest and other income	297	11	1,527	—	1,835
Total revenues	224,021	140,873	1,227,254	(221,676)	1,370,472
Expenses:
Interest	(941)	68,485	94,908	—	162,452
Depreciation and amortization	2,292	15,167	334,036	—	351,495
Property-level operating expenses	—	242	536,945	—	537,187
Medical office building services costs	—	—	3,306	—	3,306
General, administrative and professional fees	1,143	10,786	44,172	—	56,101
Gain on extinguishment of debt	—	—	(720)	—	(720)
Merger-related expenses and deal costs	6,976	—	3,953	—	10,929
Other	293	21	8,658	—	8,972
Total expenses	9,763	94,701	1,025,258	—	1,129,722
Income from continuing operations before income/loss from unconsolidated entities, income taxes and noncontrolling interest	214,258	46,172	201,996	(221,676)	240,750
Income (loss) from unconsolidated entities	—	505	(82)	—	423
Income tax benefit	10,320	—	—	—	10,320
Income from continuing operations	224,578	46,677	201,914	(221,676)	251,493
Discontinued operations	2,195	604	(26,661)	—	(23,862)
Net income	226,773	47,281	175,253	(221,676)	227,631
Net income attributable to noncontrolling interest	—	—	858	—	858
Net income attributable to common stockholders	$226,773	$47,281	$174,395	$(221,676)	$226,773

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,258	$136,374	$423,241	$—	$560,873
Resident fees and services	—	—	588,630	—	588,630
Medical office building and other services revenue	—	—	12,247	—	12,247
Income from loans and investments	1,890	1,029	13,269	—	16,188
Equity earnings in affiliates	112,778	—	219	(112,997)	—
Interest and other income	85	10	17	—	112
Total revenues	116,011	137,413	1,037,623	(112,997)	1,178,050
Expenses:
Interest	(2,236)	44,939	97,975	—	140,678
Depreciation and amortization	1,518	20,769	325,276	—	347,563
Property-level operating expenses	—	241	452,248	—	452,489
Medical office building services costs	—	—	6,827	—	6,827
General, administrative and professional fees	3,810	14,112	30,699	—	48,621
Loss (gain) on extinguishment of debt	—	39,720	(187)	—	39,533
Merger-related expenses and deal costs	30,053	—	14,596	—	44,649
Other	1	—	3,085	—	3,086
Total expenses	33,146	119,781	930,519	—	1,083,446
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	82,865	17,632	107,104	(112,997)	94,604
Income from unconsolidated entities	—	831	—	—	831
Income tax expense	(6,159)	—	—	—	(6,159)
Income from continuing operations	76,706	18,463	107,104	(112,997)	89,276
Discontinued operations	87,945	3,426	(16,819)	—	74,552
Net income	164,651	21,889	90,285	(112,997)	163,828
Net loss attributable to noncontrolling interest	—	—	(823)	—	(823)
Net income attributable to common stockholders	$164,651	$21,889	$91,108	$(112,997)	$164,651

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$114,580	$22,269	$83,042	$(105,358)	$114,533
Other comprehensive loss:
Foreign currency translation	—	—	(2,722)	—	(2,722)
Change in unrealized gain on marketable debt securities	(868)	—	—	—	(868)
Other	—	—	1,514	—	1,514
Total other comprehensive loss	(868)	—	(1,208)	—	(2,076)
Comprehensive income	113,712	22,269	81,834	(105,358)	112,457
Comprehensive loss attributable to noncontrolling interest	—	—	(47)	—	(47)
Comprehensive income attributable to common stockholders	$113,712	$22,269	$81,881	$(105,358)	$112,504

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$74,025	$17,154	$34,331	$(51,774)	$73,736
Other comprehensive loss:
Foreign currency translation	—	—	(1,607)	—	(1,607)
Change in unrealized gain on marketable debt securities	(403)	—	—	—	(403)
Other	—	—	(512)	—	(512)
Total other comprehensive loss	(403)	—	(2,119)	—	(2,522)
Comprehensive income	73,622	17,154	32,212	(51,774)	71,214
Comprehensive loss attributable to noncontrolling interest	—	—	(289)	—	(289)
Comprehensive income attributable to common stockholders	$73,622	$17,154	$32,501	$(51,774)	$71,503

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$226,773	$47,281	$175,253	$(221,676)	$227,631
Other comprehensive loss:
Foreign currency translation	—	—	(4,813)	—	(4,813)
Change in unrealized gain on marketable debt securities	(807)	—	—	—	(807)
Other	—	—	2,018	—	2,018
Total other comprehensive loss	(807)	—	(2,795)	—	(3,602)
Comprehensive income	225,966	47,281	172,458	(221,676)	224,029
Comprehensive income attributable to noncontrolling interest	—	—	858	—	858
Comprehensive income attributable to common stockholders	$225,966	$47,281	$171,600	$(221,676)	$223,171

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$164,651	$21,889	$90,285	$(112,997)	$163,828
Other comprehensive (loss) income:
Foreign currency translation	—	—	342	—	342
Change in unrealized gain on marketable debt securities	(711)	—	—	—	(711)
Other	—	—	(289)	—	(289)
Total other comprehensive (loss) income	(711)	—	53	—	(658)
Comprehensive income	163,940	21,889	90,338	(112,997)	163,170
Comprehensive loss attributable to noncontrolling interest	—	—	(823)	—	(823)
Comprehensive income attributable to common stockholders	$163,940	$21,889	$91,161	$(112,997)	$163,993

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(23,942)	$77,988	$453,642	$—	$507,688
Net cash (used in) provided by investing activities	(266,378)	(1,773)	124,561	—	(143,590)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(279,000)	(1,926)	—	(280,926)
Proceeds from debt	—	758,460	159,995	—	918,455
Repayment of debt	(11,420)	—	(674,098)	—	(685,518)
Net change in intercompany debt	637,204	(551,660)	(85,544)	—	—
Payment of deferred financing costs	—	(11,327)	(1,670)	—	(12,997)
Issuance of common stock, net	82,384	—	—	—	82,384
Cash distribution (to) from affiliates	(36,854)	7,401	29,453	—	—
Cash distribution to common stockholders	(392,230)	—	—	—	(392,230)
Cash distribution to redeemable OP unitholders	(2,313)	—	—	—	(2,313)
Purchases of redeemable OP units	(208)	—	—	—	(208)
Contributions from noncontrolling interest	—	—	2,094	—	2,094
Distributions to noncontrolling interest	—	—	(5,045)	—	(5,045)
Other	6,808	—	—	—	6,808
Net cash provided by (used in) financing activities	283,371	(76,126)	(576,741)	—	(369,496)
Net (decrease) increase in cash and cash equivalents	(6,949)	89	1,462	—	(5,398)
Effect of foreign currency translation on cash and cash equivalents	—	(89)	—	—	(89)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$9,785	$—	$52,636	$—	$62,421

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2012

	Ventas, Inc.	Ventas Issuers	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(19,090)	$103,802	$376,096	$—	$460,808
Net cash used in investing activities	(906,694)	(17)	(68,340)	—	(975,051)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(84,500)	(4,154)	—	(88,654)
Proceeds from debt	—	1,184,568	84,747	—	1,269,315
Repayment of debt	—	(521,527)	(124,195)	—	(645,722)
Net change in intercompany debt	935,981	(588,599)	(347,382)	—	—
Payment of deferred financing costs	—	(2,600)	(380)	—	(2,980)
Cash distribution (to) from affiliates	(1,984)	(91,145)	93,129	—	—
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution to common stockholders	(361,957)	—	—	—	(361,957)
Cash distribution to redeemable OP unitholders	(2,241)	—	—	—	(2,241)
Purchases of redeemable OP units	(611)	—	—	—	(611)
Distributions to noncontrolling interest	—	—	(2,907)	—	(2,907)
Other	14,509	—	—	—	14,509
Net cash provided by (used in) financing activities	926,166	(103,803)	(301,142)	—	521,221
Net increase (decrease) in cash and cash equivalents	382	(18)	6,614	—	6,978
Effect of foreign currency translation on cash and cash equivalents	—	18	—	—	18
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$2,717	$—	$50,086	$—	$52,803

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

•
The impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants, operators, borrowers and managers and our ability and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

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
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot provide any assurance of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of June 30, 2013, we owned more than 1,400 properties, including seniors housing communities, skilled nursing and other facilities, MOBs, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had four new projects under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2013, we leased a total of 889 properties (excluding MOBs and properties classified as held for sale) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage a total of 229 of our seniors housing communities pursuant to long-term management agreements.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and unsecured loans and other investments relating to seniors housing and healthcare operators or properties.
Our principal objective is to enhance shareholder value by delivering superior, reliable returns. To achieve this objective, we pursue a business strategy of: (1) generating consistent, reliable and growing cash flows; (2) maintaining a balanced, well-diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At June 30, 2013, approximately 16.3% of our total consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2013 Highlights to Date

•	We paid the first and second installments of our 2013 dividend in equal quarterly payments of $0.67 per share, which represents an 8% increase over the prior year.

•	We issued and sold $500.0 million aggregate principal amount of 2.700% senior notes due 2020 and $258.8 million aggregate principal amount of 5.45% senior notes due 2043.

•
We established an “at-the-market” equity offering program through which we may sell up to an aggregate of $750.0 million of our common stock, and we issued and sold a total of 1,128,700 shares for aggregate net proceeds of $82.4 million under the program.

•	We sold assets, including loans, and received final repayment on loans receivable for aggregate proceeds of $316.3 million.

•
We invested approximately $588 million, including $70 million of assumed debt, in 16 seniors housing communities (eight of which we were previously the tenant under a capital lease) and ten MOBs (two of which we previously accounted for as equity method investments).

•	We acquired an interest in a government-sponsored pooled loan investment for $21.0 million.

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

	As of June 30, 2013	As of December 31, 2012
Investment mix by asset type (1):
Seniors housing communities	62.0%	61.2%
MOBs	18.7	18.6
Skilled nursing and other facilities	14.6	14.8
Hospitals	2.4	2.3
Secured loans receivable and investments, net	2.3	3.1

Investment mix by tenant, operator and manager (1):
Atria	19.0%	17.8%
Sunrise	14.6	14.8
Brookdale Senior Living	10.3	10.4
Kindred	3.5	4.4
All other	52.6	52.6

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations (2)	50.2%	49.6%	50.1%	50.0%
Kindred	8.2	10.5	8.8	10.8
Brookdale Senior Living	5.7	6.4	5.7	6.7
All others	35.9	33.5	35.4	32.5

Adjusted EBITDA (3):
Senior living operations (2)	27.5%	25.8%	27.3%	25.7%
Kindred	13.5	16.3	14.3	16.6
Brookdale Senior Living	9.6	10.8	9.6	11.5
All others	49.4	47.1	48.8	46.2

NOI (4):
Senior living operations (2)	26.7%	26.0%	26.4%	25.9%
Kindred	13.6	17.3	14.5	17.7
Brookdale Senior Living	9.5	10.6	9.5	11.0
All others	50.2	46.1	49.6	45.4

Operations mix by geographic location (5):
California	14.1%	14.0%	14.0%	14.3%
New York	10.1	10.0	10.1	10.2
Texas	6.6	6.0	6.6	6.1
Illinois	4.6	5.0	4.7	5.2
Massachusetts	4.1	4.6	4.2	4.8
All others	60.5	60.4	60.4	59.4

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Reflects the actual period of ownership, which may be less than a full period for certain properties.

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
Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the three and six months ended June 30, 2013, we had no triple-net lease renewals or expirations without renewal that had a material impact on our financial condition or results of operations for those periods. We successfully renewed, sold or transitioned to new operators all 89 healthcare assets whose leases with Kindred expired during the second quarter of 2013 on or before July 1, 2013.
Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On May 10, 2013, the Centers for Medicare & Medicaid Services (“CMS”) published its proposed rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the proposed rule, the LTAC PPS standard federal payment rate would increase by 1.8% in fiscal year 2014, reflecting a 2.5% increase in the market basket index, less both a 0.4% productivity adjustment and a 0.3% adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). After taking into account the second year of the three-year phase in of the permanent one-time budget neutrality adjustment, the LTAC PPS standard federal payment rate in fiscal year 2014 would increase under the proposed rule by 0.55% over the rate for the last nine months of fiscal year 2013. In addition, under the proposed rule, for long-term acute care hospitals that do not submit quality reporting data with respect to a fiscal year, any annual update to the LTAC PPS standard federal payment rate for discharges for the long-term acute care hospital during the fiscal year and after application of the market basket update would be further reduced by 2.0%. As a result, CMS estimates that net payments to long-term acute care hospitals under the proposed rule would increase by approximately $62 million, or 1.1%, in fiscal year 2014 due to the proposed changes to the standard federal payment rate, to the area wage adjustment and to high-cost and short-stay outlier payments; however, after taking into account the expiration of the moratorium on the implementation of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals, CMS estimates that net payments to long-term acute care hospitals under the proposed rule would decrease by $128 million in fiscal year 2014 relative to fiscal year 2013.
This rule is a proposed rule and is not final. CMS accepted comments on the proposed rule through June 25, 2013. A final rule is expected to be announced no later than August 1, 2013. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals. We cannot provide any assurance that the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a material adverse effect on our business, financial condition, results of operations and liquidity, on our ability to service our indebtedness and other obligations and on our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).
Medicare Reimbursement: Skilled Nursing Facilities
On May 6, 2013, CMS published its proposed rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the proposed rule, the SNF PPS standard federal payment rate would increase by 1.4% in fiscal year 2014, reflecting a 2.3% increase in the market basket index, less a 0.5% forecast error adjustment and a 0.4% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities as a result of the proposed rule will increase by approximately $500 million in fiscal year 2014.
This rule is a proposed rule and is not final. CMS accepted comments on the proposed rule through July 1, 2013. A final rule is expected to be announced no later than August 1, 2013. We are currently analyzing the financial implications of this proposed rule on the operators of our skilled nursing facilities. We cannot provide any assurance that the final rule issued by CMS or other future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
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
Results of Operations
As of June 30, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
Three Months Ended June 30, 2013 and 2012
The table below shows our results of operations for the three months ended June 30, 2013 and 2012 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$215,354	$205,671	$9,683	4.7%
Senior Living Operations	110,257	96,406	13,851	14.4
MOB Operations	73,037	61,179	11,858	19.4
All Other	14,996	8,152	6,844	84.0
Total segment NOI	413,644	371,408	42,236	11.4
Interest and other income	797	65	732	> 100
Interest expense	(83,046)	(72,767)	(10,279)	(14.1)
Depreciation and amortization	(172,706)	(187,367)	14,661	7.8
General, administrative and professional fees	(27,327)	(26,423)	(904)	(3.4)
Gain (loss) on extinguishment of debt	720	(9,989)	10,709	> 100
Merger-related expenses and deal costs	(6,667)	(36,668)	30,001	81.8
Other	(4,385)	(1,510)	(2,875)	( > 100 )
Income before income/loss from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	121,030	36,749	84,281	> 100
(Loss) income from unconsolidated entities	(506)	514	(1,020)	( > 100 )
Income tax benefit	12,064	5,179	6,885	> 100
Income from continuing operations	132,588	42,442	90,146	> 100
Discontinued operations	(18,055)	31,294	(49,349)	( > 100 )
Net income	114,533	73,736	40,797	55.3
Net loss attributable to noncontrolling interest	(47)	(289)	(242)	83.7
Net income attributable to common stockholders	$114,580	$74,025	40,555	54.8

Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$214,239	$204,561	$9,678	4.7%
Other services revenue	1,115	1,110	5	0.5
Segment NOI	$215,354	$205,671	9,683	4.7
Triple-net leased properties segment NOI increased during the three months ended June 30, 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under our existing triple-net leases and rent from the properties we acquired after June 30, 2012.
In our triple-net leased properties segment, our revenues generally do not depend on the underlying operating performance of the properties, but rather consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2013 for the first quarter of 2013 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2012 for the first quarter of 2012.

	Number of Properties at June 30, 2013 (1)	Average Occupancy For the Three Months Ended March 31, 2013 (1)	Number of Properties at June 30, 2012 (2)	Average Occupancy For the Three Months Ended March 31, 2012 (2)
Seniors housing communities	432	85.8%	412	85.6%
Skilled nursing facilities	367	80.9	365	82.9
Hospitals	47	59.7	46	60.8

(1)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities, one seniors housing community acquired during the three months ended June 30, 2013 and eight other facilities for which we do not receive occupancy information.

(2)
Excludes 34 seniors housing communities and skilled nursing facilities included in investments in unconsolidated entities, 24 properties acquired or developed after March 31, 2012 and eight other facilities for which we do not receive occupancy information.

The following table compares results of continuing operations for our 831 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from April 1, 2012 through June 30, 2013.

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$207,174	$204,459	$2,715	1.3%
Other services revenue	1,115	1,110	5	0.5
Segment NOI	$208,289	$205,569	2,720	1.3

The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$341,594	$303,437	$38,157	12.6%
Less:
Property-level operating expenses	(231,337)	(207,031)	(24,306)	(11.7)
Segment NOI	$110,257	$96,406	13,851	14.4
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the second quarter of 2013 over the second quarter of 2012 primarily due to the seniors housing communities we acquired after June 30, 2012 and the 16 seniors housing communities managed by Sunrise (the “Sunrise-Managed Sixteen Communities”) that we acquired in May 2012, higher average unit occupancy rates in our communities and higher average monthly revenue per occupied room.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended June 30, 2013 over the same period in 2012 primarily due to the acquired properties described above, increases in salaries, supplies and insurance costs, and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 188 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$286,152	$272,441	$13,711	5.0%
Less:
Property-level operating expenses	(194,444)	(185,222)	(9,222)	(5.0)
Segment NOI	$91,708	$87,219	4,489	5.1
Same-store stabilized senior living operations NOI increased year over year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, supplies and insurance costs, and higher management fees primarily due to increased revenues.

The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended June 30, 2013 and 2012:

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Stabilized communities	226	201	91.0%	89.6%	$5,532	$5,408
Non-stabilized communities	3	13	83.0	82.8	4,803	5,221
Total	229	214	90.9	89.1	5,521	5,396
Same-store stabilized communities	188	188	90.9	89.7	5,554	5,361
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$110,946	$89,110	$21,836	24.5%
Medical office building services revenue	2,159	5,529	(3,370)	(61.0)
Total revenues	113,105	94,639	18,466	19.5
Less:
Property-level operating expenses	(38,401)	(29,621)	(8,780)	(29.6)
Medical office building services costs	(1,667)	(3,839)	2,172	56.6
Segment NOI	$73,037	$61,179	11,858	19.4
The increases in our MOB operations segment revenues and property-level operating expenses in the second quarter of 2013 over the same period in 2012 are attributed primarily to the MOBs we acquired after June 30, 2012, including the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities.
Medical office building services revenue and costs both decreased year over year primarily due to reduced construction activity during 2013 compared to 2012.
The following table compares results of continuing operations for our 236 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from April 1, 2012 through June 30, 2013. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.

	For the Three Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$78,514	$78,971	$(457)	(0.6)%
Less:
Property-level operating expenses	(26,645)	(25,912)	(733)	(2.8)
Segment NOI	$51,869	$53,059	(1,190)	(2.2)

The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended June 30, 2013 and 2012:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Stabilized MOBs	288	239	91.8%	92.2%	$29	$29
Non-stabilized MOBs	14	15	75.6	72.5	37	37
Total	302	254	90.6	90.3	29	29
Same-store stabilized MOBs	236	236	91.5	92.2	28	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the three months ended June 30, 2013 over the same period in 2012 primarily due to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which have a weighted average effective interest rate of 9.3%, and gains on the sale of marketable debt securities during the second quarter of 2013, partially offset by the sales of portions of certain loans in 2013.
Interest Expense
The $7.4 million increase in total interest expense, including interest allocated to discontinued operations of $0.7 million and $3.5 million for the three months ended June 30, 2013 and 2012, respectively, is attributed primarily to $8.6 million of additional interest due to higher debt balances, partially offset by a $1.2 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.92% for the three months ended June 30, 2013, compared to 3.94% for the same period in 2012.
Depreciation and Amortization
Depreciation and amortization expense decreased during the three months ended June 30, 2013 compared to the same period in 2012 primarily due to the full amortization in the fourth quarter of 2012 of certain in-place lease intangibles related to our acquisition of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”) in May 2011 and the full amortization in the second quarter of 2013 of certain in-place lease intangibles related to our acquisition of the Sunrise-Managed Sixteen Communities, partially offset by increases for properties we acquired subsequent to June 30, 2012.
Gain/Loss on Extinguishment of Debt
The loss on extinguishment of debt for the three months ended June 30, 2012 resulted primarily from our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017. There were no similar material transactions during the three months ended June 30, 2013.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $30.0 million decrease in the second quarter of 2013 over the prior year is primarily due to lower transition and integration costs attributable to lower investment activity in 2013 compared to 2012.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities. The increase in other during the three months ended June 30, 2013 compared to the same period in 2012 is due primarily to various asset acquisitions subsequent to June 30, 2012.
Income Tax Benefit
Income tax benefit for the three months ended June 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets. Income tax benefit for the three months ended June 30, 2012 was due primarily to the income tax benefit of ordinary losses related to the ASLG acquisition.

Discontinued Operations
Discontinued operations for the three months ended June 30, 2013 reflects activity related to 23 properties, ten of which were sold during the second quarter of 2013 and 13 of which were classified as held for sale as of June 30, 2013. We recognized a net gain of $1.7 million on the sales of these properties for the three months ended June 30, 2013. Discontinued operations for the comparable 2012 period reflects activity related to 65 properties, 13 of which were sold during the second quarter of 2012, resulting in a net gain of $38.6 million.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest for the three months ended June 30, 2013 represents our partners’ joint venture interests in 50 properties. Net loss attributable to noncontrolling interest for the three months ended June 30, 2012 represents our partners’ joint venture interests in 39 properties.
Six Months Ended June 30, 2013 and 2012
The table below shows our results of operations for the six months ended June 30, 2013 and 2012 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$429,986	$410,017	$19,969	4.9%
Senior Living Operations	218,519	186,465	32,054	17.2
MOB Operations	148,540	105,952	42,588	40.2
All Other	31,099	16,188	14,911	92.1
Total segment NOI	828,144	718,622	109,522	15.2
Interest and other income	1,835	112	1,723	> 100
Interest expense	(162,452)	(140,678)	(21,774)	(15.5)
Depreciation and amortization	(351,495)	(347,563)	(3,932)	(1.1)
General, administrative and professional fees	(56,101)	(48,621)	(7,480)	(15.4)
Gain (loss) on extinguishment of debt	720	(39,533)	40,253	> 100
Merger-related expenses and deal costs	(10,929)	(44,649)	33,720	75.5
Other	(8,972)	(3,086)	(5,886)	( > 100 )
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	240,750	94,604	146,146	> 100
Income from unconsolidated entities	423	831	(408)	(49.1)
Income tax benefit (expense)	10,320	(6,159)	16,479	> 100
Income from continuing operations	251,493	89,276	162,217	> 100
Discontinued operations	(23,862)	74,552	(98,414)	( > 100 )
Net income	227,631	163,828	63,803	38.9
Net income (loss) attributable to noncontrolling interest	858	(823)	(1,681)	( > 100 )
Net income attributable to common stockholders	$226,773	$164,651	62,122	37.7

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$427,760	$407,798	$19,962	4.9%
Other services revenue	2,226	2,219	7	0.3
Segment NOI	$429,986	$410,017	19,969	4.9
Triple-net leased properties segment NOI increased during the six months ended June 30, 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under our existing triple-net leases and rent from the properties we acquired after April 1, 2012.
The following table compares results of continuing operations for our 831 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2012 through June 30, 2013.

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$414,705	$407,650	$7,055	1.7%
Other services revenue	2,226	2,219	7	0.3
Segment NOI	$416,931	$409,869	7,062	1.7
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$680,764	$588,630	$92,134	15.7%
Less:
Property-level operating expenses	(462,245)	(402,165)	(60,080)	(14.9)
Segment NOI	$218,519	$186,465	32,054	17.2
Our senior living operations segment revenues increased for the six months ended June 30, 2013 over the same period of 2012 primarily due to the seniors housing communities we acquired after April 1, 2012, including the Sunrise-Managed Sixteen Communities that we acquired in May 2012, higher average unit occupancy rates in our communities and higher average monthly revenue per occupied room.
Property-level operating expenses increased for the six months ended June 30, 2013 over the same period in 2012 primarily due to the acquired properties described above, increases in salaries, supplies and insurance costs, and higher management fees primarily due to increased revenues.

The following table compares results of continuing operations for our 188 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$571,973	$542,937	$29,036	5.3%
Less:
Property-level operating expenses	(389,388)	(369,557)	(19,831)	(5.4)
Segment NOI	$182,585	$173,380	9,205	5.3
Same-store stabilized senior living operations NOI increased year over year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, supplies and insurance costs, and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the six months ended June 30, 2013 and 2012:

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Stabilized communities	226	201	91.1%	89.3%	$5,518	$5,385
Non-stabilized communities	3	13	82.1	80.9	4,724	5,164
Total	229	214	90.9	88.8	5,507	5,372
Same-store stabilized communities	188	188	91.1	89.4	5,537	5,361
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$222,092	$153,075	$69,017	45.1%
Medical office building services revenue	4,696	10,028	(5,332)	(53.2)
Total revenues	226,788	163,103	63,685	39.0
Less:
Property-level operating expenses	(74,942)	(50,324)	(24,618)	(48.9)
Medical office building services costs	(3,306)	(6,827)	3,521	51.6
Segment NOI	$148,540	$105,952	42,588	40.2
The increases in our MOB operations segment revenues and property-level operating expenses for the six months ended June 30, 2013 over the same period in 2012 are attributed primarily to the MOBs we acquired in April 2012 in connection with the Cogdell Spencer Inc. (“Cogdell”) acquisition and other MOBs we acquired after April 1, 2012, including the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities.
Medical office building services revenue and costs both decreased year over year primarily due to reduced construction activity during 2013 compared to 2012.

The following table compares results of continuing operations for our 173 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2012 through June 30, 2013.

	For the Six Months Ended June 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$111,683	$111,198	$485	0.4%
Less:
Property-level operating expenses	(36,253)	(35,154)	(1,099)	(3.1)
Segment NOI	$75,430	$76,044	(614)	(0.8)
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the six months ended June 30, 2013 and 2012:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2013	2012	2013	2012	2013	2012
Stabilized MOBs	288	239	91.8%	92.2%	$29	$29
Non-stabilized MOBs	14	15	75.6	72.5	37	37
Total	302	254	90.6	90.3	29	29
Same-store stabilized MOBs	173	173	90.4	91.3	30	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the six months ended June 30, 2013 over the same period in 2012 primarily due to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which have a weighted average effective interest rate of 9.3%, and gains on the sale of marketable debt securities during the second quarter of 2013, partially offset by the sales of portions of certain loans in 2013.
Interest Expense
The $16.1 million increase in total interest expense, including interest allocated to discontinued operations of $1.6 million and $7.2 million for the six months ended June 30, 2013 and 2012, respectively, is attributed primarily to $27.3 million of additional interest due to higher debt balances, partially offset by a $11.1 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.8% for the six months ended June 30, 2013, compared to 4.1% for the same period in 2012.
General, Administrative and Professional Fees
General, administrative and professional fees increased year over year primarily due to our continued organizational growth.
Gain/Loss on Extinguishment of Debt
The loss on extinguishment of debt for the six months ended June 30, 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017. There were no similar material transactions during the six months ended June 30, 2013.

Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $33.7 million decrease for the six months ended June 30, 2013 over the prior year is primarily due to lower transition and integration costs attributable to lower investment activity in 2013 compared to 2012.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities. The increase in other during the six months ended June 30, 2013 compared to the same period in 2012 is due primarily to various asset acquisitions subsequent to June 30, 2012.
Income Tax Benefit/Expense
Income tax benefit for the six months ended June 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our taxable REIT subsidiaries (“TRS” or “TRS entities”). Income tax expense for the six months ended June 30, 2012 was due primarily to a $15.1 million valuation allowance recorded against certain deferred tax assets of one of our other TRS entities, partially offset by the income tax benefit of ordinary losses related to the ASLG acquisition.
Discontinued Operations
Discontinued operations for the six months ended June 30, 2013 reflects activity related to 30 properties, 17 of which were sold during the six months ended June 30, 2013 and 13 of which were classified as held for sale as of June 30, 2013. We recognized a net gain of $2.2 million on the sales of these properties for the six months ended June 30, 2013. Discontinued operations for the comparable 2012 period reflects activity related to 75 properties, 23 of which were sold during the six months ended June 30, 2012, resulting in a net gain of $78.8 million.
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the six months ended June 30, 2013 represents our partners’ joint venture interests in 51 properties. Net loss attributable to noncontrolling interest for the six months ended June 30, 2012 represents our partners’ joint venture interests in 39 properties.
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
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. We also believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information regarding identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.
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
Our FFO and normalized FFO for the three and six months ended June 30, 2013 and 2012 are summarized in the following table. The increases in normalized FFO for the three and six months ended June 30, 2013 over the same periods in 2012 are due primarily to our $2.7 billion of investments in 2012, NOI increases in each of our reportable business segments and lower weighted average interest rates. These benefits were partially offset by higher debt balances and increases in net cash balances during the year resulting from debt and equity issuances, asset sales and receipt of loan repayments in 2013 and 2012.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to common stockholders	$114,580	$74,025	$226,773	$164,651
Adjustments:
Real estate depreciation and amortization	171,290	186,366	348,801	345,660
Real estate depreciation related to noncontrolling interest	(2,617)	(2,336)	(5,119)	(3,847)
Real estate depreciation related to unconsolidated entities	1,622	2,131	3,268	4,306
Gain on re-measurement of equity interest upon acquisition, net	—	—	(1,241)	—
Discontinued operations:
Gain on real estate dispositions, net	(1,718)	(38,558)	(2,195)	(78,791)
Depreciation on real estate assets	21,284	14,402	29,438	18,842
FFO	304,441	236,030	599,725	450,821
Adjustments:
Change in fair value of financial instruments	—	60	25	93
Income tax (benefit) expense	(12,064)	(5,166)	(10,320)	6,139
(Gain) loss on extinguishment of debt (including amounts in discontinued operations)	(873)	9,989	(873)	39,533
Merger-related expenses and deal costs	6,592	36,668	10,854	44,649
Amortization of other intangibles	255	255	511	511
Normalized FFO	$298,351	$277,836	$599,922	$541,746

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net loss on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table reconciles Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$114,533	$73,736	$227,631	$163,828
Adjustments:
Interest (including amounts in discontinued operations)	83,696	76,265	164,025	147,915
(Gain) loss on extinguishment of debt, net (including amounts in discontinued operations)	(873)	9,989	(873)	39,533
Taxes (including amounts in general, administrative and professional fees) (including amounts in discontinued operations)	(10,867)	(4,290)	(7,974)	8,001
Depreciation and amortization (including amounts in discontinued operations)	193,990	201,769	380,933	366,405
Non-cash stock-based compensation expense	5,138	6,252	10,800	11,086
Merger-related expenses and deal costs	6,667	36,668	10,929	44,649
Gain on real estate dispositions, net	(1,718)	(38,558)	(2,195)	(78,791)
Change in fair value of financial instruments	—	60	25	93
Gain on re-measurement of equity interest upon acquisition, net	—	—	(1,241)	—
Adjusted EBITDA	$390,566	$361,891	$782,060	$702,719

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table reconciles NOI to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2013 and 2012:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$114,533	$73,736	$227,631	$163,828
Adjustments:
Interest and other income (including amounts in discontinued operations)	(797)	(3,067)	(1,835)	(4,936)
Interest (including amounts in discontinued operations)	83,696	76,265	164,025	147,915
Depreciation and amortization (including amounts in discontinued operations)	193,990	201,769	380,933	366,405
General, administrative and professional fees (including amounts in discontinued operations)	27,327	26,712	56,101	48,913
(Gain) loss on extinguishment of debt (including amounts in discontinued operations)	(873)	9,989	(873)	39,533
Merger-related expenses and deal costs	6,667	36,668	10,929	44,649
Other (including amounts in discontinued operations)	4,414	2,160	8,477	4,316
Loss (income) from unconsolidated entities	506	(514)	(423)	(831)
Income tax (benefit) expense (including amounts in discontinued operations)	(12,064)	(5,166)	(10,320)	6,139
Gain on real estate dispositions, net	(1,718)	(38,558)	(2,195)	(78,791)
NOI (including amounts in discontinued operations)	415,681	379,994	832,450	737,140
Discontinued operations	(2,037)	(8,586)	(4,306)	(18,518)
NOI (excluding amounts in discontinued operations)	$413,644	$371,408	$828,144	$718,622
Liquidity and Capital Resources
As of June 30, 2013, we had a total of $62.4 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2013, we also had escrow deposits and restricted cash of $94.5 million and $1.73 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2013, our principal sources of liquidity were proceeds from the issuance of equity and debt securities, cash flows from operations, proceeds from repayments of our loans receivable, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures primarily for our senior living operations and MOB operations reportable business segments; (v) fund acquisitions, investments and commitments, including development activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, proceeds from sales of real estate assets and borrowings under our unsecured revolving credit facility. However, if any of these sources of liquidity is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional capital through additional debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or issuances of debt and equity securities.
Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum equal to a reference rate (the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans) plus a spread based on our senior unsecured long-term debt ratings. We also pay a facility fee ranging from 15 basis points to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At June 30, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
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
Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. During the three months ended March 31, 2013, we issued and sold a total of 72,300 shares of common stock under the program for aggregate net proceeds of $5.1 million, after sales commissions of $0.1 million. During the three months ended June 30, 2013, we issued and sold a total of 1,056,400 shares of common stock under the program for aggregate net proceeds of $77.3 million, after sales commissions of $1.2 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2013 and 2012:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2013	2012	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$67,908	$45,807	$22,101	48.2%
Net cash provided by operating activities	507,688	460,808	46,880	10.2
Net cash used in investing activities	(143,590)	(975,051)	831,461	85.3
Net cash (used in) provided by financing activities	(369,496)	521,221	(890,717)	( > 100 )
Effect of foreign currency translation on cash and cash equivalents	(89)	18	(107)	( > 100 )
Cash and cash equivalents at end of period	$62,421	$52,803	9,618	18.2
Cash Flows from Operating Activities
Cash flows from operating activities increased during the six months ended June 30, 2013 over the same period in 2012 primarily due to significant changes in working capital, offset by increases in NOI and FFO as previously described.

Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2013 and 2012 consisted primarily of cash paid for our investments in real estate ($283.6 million and $899.4 million in 2013 and 2012, respectively), investments in loans receivable and other ($32.3 million and $27.3 million in 2013 and 2012, respectively), capital expenditures ($32.5 million and $23.8 million in 2013 and 2012, respectively) and development project expenditures ($48.3 million and $60.6 million in 2013 and 2012, respectively). These uses were partially offset by proceeds from loans receivable ($218.0 million and $33.2 million in 2013 and 2012, respectively), proceeds from real estate disposals ($24.3 million and $8.8 million in 2013 and 2012, respectively) and proceeds from sale or maturity of marketable securities ($5.5 million in 2013).
Cash Flows from Financing Activities
Cash used in/provided by financing activities during the six months ended June 30, 2013 and 2012 consisted primarily of net proceeds from the issuance of debt ($918.5 million and $1.3 billion in 2013 and 2012, respectively) and net proceeds from the issuance of common stock ($82.4 million and $342.5 million in 2013 and 2012, respectively). These cash inflows were offset by net payments made on our unsecured revolving credit facility ($280.9 million and $88.7 million in 2013 and 2012, respectively), debt repayments ($685.5 million and $645.7 million in 2013 and 2012, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($399.6 million and $367.1 million in 2013 and 2012, respectively), and payments for deferred financing costs ($13.0 million and $3.0 million in 2013 and 2012, respectively).
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. From time to time, however, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which in certain cases may increase the amount of rent payable with respect to the properties. After the terms of the triple-net leases expire, or in the event that our tenants are unable or unwilling to meet their obligations under those leases, we would expect to fund any capital expenditures for which we may become responsible with cash flows from operations or through additional borrowings.
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of June 30, 2013, four projects were in various stages of development pursuant to these agreements. Through June 30, 2013, we have funded $41.7 million of our estimated total commitment over the projected development period ($60.0 million to $80.0 million) toward these projects.
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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of June 30, 2013 and December 31, 2012:

	As of June 30, 2013	As of December 31, 2012
	(In thousands)
Gross book value	$7,002,160	$6,522,295
Fair value (1)	7,115,901	6,936,849
Fair value reflecting change in interest rates (1):
-100 BPS	7,411,915	7,164,166
+100 BPS	6,730,643	6,559,949

(1)	The change in fair value of our fixed rate debt was due primarily to senior note issuances and repayments made in 2013.
The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of June 30, 2013	As of December 31, 2012	As of June 30, 2012
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$4,568,543	$4,079,643	$3,152,593
Mortgage loans and other (1)	2,433,617	2,442,652	2,528,790
Variable rate:
Unsecured revolving credit facility	259,616	540,727	366,991
Unsecured term loans	678,306	685,336	502,378
Mortgage loans and other (1)	422,627	437,957	409,967
Total	$8,362,709	$8,186,315	$6,960,719
Percentage of total debt:
Fixed rate:
Senior notes and other	54.6%	49.8%	45.3%
Mortgage loans and other	29.1	29.8	36.3
Variable rate:
Unsecured revolving credit facility	3.1	6.6	5.3
Unsecured term loans	8.1	8.4	7.2
Mortgage loans and other	5.1	5.4	5.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.8%	4.0%	4.6%
Mortgage loans and other	6.0	6.1	6.1
Variable rate:
Unsecured revolving credit facility	1.8	1.5	1.4
Unsecured term loans	1.6	1.6	1.7
Mortgage loans and other	1.8	1.9	1.9
Total	4.1	4.1	4.6

(1)	In July 2013, we repaid in full approximately $126.2 million of the mortgage loans outstanding as of June 30, 2013.
The variable rate debt in the table above reflects, in part, the effect of $154.4 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $60.7 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at June 30, 2013 compared to December 31, 2012 is primarily attributable to the repayment of borrowings outstanding under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2013, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2013, interest expense for 2013 would increase by approximately $13.5 million, or $0.05 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of June 30, 2013 and December 31, 2012, our joint venture and operating partners’ aggregate share of total debt was $181.6 million and $174.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $91.1 million and $92.8 million as of June 30, 2013 and December 31, 2012, respectively.
As of June 30, 2013 and December 31, 2012, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $495.8 million and $701.9 million, respectively.
We are subject to fluctuations in U.S. and Canadian currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar relative to the U.S. dollar impact the amount of net income we earn from our 12 seniors housing communities in Canada. Based solely on our results for the six months ended June 30, 2013, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the six-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
In the future, we may engage in hedging strategies to manage our exposure to market risks, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2013, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the second quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes repurchases of our common stock made during the three months ended June 30, 2013:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	154	$76.15
May 1 through May 31	3,740	82.91
June 1 through June 30	—	—

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
Date: July 26, 2013

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