Form 10-Q
period 2013-09-30
VENTAS INC
filed 2013-10-25
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 23, 2013:
Common Stock, $0.25 par value	294,080,886

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)	(Audited)
Assets
Real estate investments:
Land and improvements	$1,856,739	$1,772,417
Buildings and improvements	18,383,075	16,920,821
Construction in progress	79,172	70,665
Acquired lease intangibles	1,012,163	981,704
	21,331,149	19,745,607
Accumulated depreciation and amortization	(3,156,206)	(2,634,075)
Net real estate property	18,174,943	17,111,532
Secured loans receivable and investments, net	400,889	635,002
Investments in unconsolidated entities	91,531	95,409
Net real estate investments	18,667,363	17,841,943
Cash and cash equivalents	54,672	67,908
Escrow deposits and restricted cash	98,200	105,913
Deferred financing costs, net	55,242	42,551
Other assets	1,003,881	921,685
Total assets	$19,879,358	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$9,413,318	$8,413,646
Accrued interest	62,176	47,565
Accounts payable and other liabilities	1,019,166	995,156
Deferred income taxes	248,369	259,715
Total liabilities	10,743,029	9,716,082
Redeemable OP unitholder and noncontrolling interests	171,921	174,555
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized,
unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized,
297,328 and 295,565 shares issued at September 30, 2013
and December 31, 2012, respectively	74,345	73,904
Capital in excess of par value	10,032,285	9,920,962
Accumulated other comprehensive income	21,293	23,354
Retained earnings (deficit)	(1,021,628)	(777,927)
Treasury stock, 3,699 shares at September 30,
2013 and December 31, 2012	(221,203)	(221,165)
Total Ventas stockholders' equity	8,885,092	9,019,128
Noncontrolling interest	79,316	70,235
Total equity	8,964,408	9,089,363
Total liabilities and equity	$19,879,358	$18,980,000
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues:
Rental income:
Triple-net leased	$219,170	$207,372	$645,719	$613,939
Medical office buildings	115,444	100,814	337,536	253,889
	334,614	308,186	983,255	867,828
Resident fees and services	359,112	316,560	1,039,876	905,190
Medical office building and other services revenue	4,146	4,544	11,331	16,791
Income from loans and investments	14,448	9,035	45,284	25,223
Interest and other income	66	330	1,901	442
Total revenues	712,386	638,655	2,081,647	1,815,474
Expenses:
Interest	84,089	74,037	245,622	214,028
Depreciation and amortization	177,710	188,540	528,180	534,792
Property-level operating expenses:
Senior living	244,316	216,306	706,561	618,471
Medical office buildings	40,796	36,144	115,738	86,468
	285,112	252,450	822,299	704,939
Medical office building services costs	1,651	1,487	4,957	8,314
General, administrative and professional fees	28,659	26,867	84,760	75,488
(Gain) loss on extinguishment of debt, net	(189)	(1,194)	(909)	38,339
Merger-related expenses and deal costs	6,208	4,917	17,137	49,566
Other	4,353	1,966	13,325	5,052
Total expenses	587,593	549,070	1,715,371	1,630,518
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	124,793	89,585	366,276	184,956
Income from unconsolidated entities	110	17,074	533	17,905
Income tax benefit	2,780	8,886	13,100	2,727
Income from continuing operations	127,683	115,545	379,909	205,588
Discontinued operations	(9,084)	(3,724)	(33,679)	70,061
Net income	118,599	111,821	346,230	275,649
Net income (loss) attributable to noncontrolling interest	303	(61)	1,161	(884)
Net income attributable to common stockholders	$118,296	$111,882	$345,069	$276,533
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$0.43	$0.39	$1.30	$0.71
Discontinued operations	(0.03)	(0.01)	(0.12)	0.24
Net income attributable to common stockholders	$0.40	$0.38	$1.18	$0.95
Diluted:
Income from continuing operations attributable to common stockholders	$0.43	$0.39	$1.28	$0.70
Discontinued operations	(0.03)	(0.01)	(0.11)	0.24
Net income attributable to common stockholders	$0.40	$0.38	$1.17	$0.94
Weighted average shares used in computing earnings per common share:
Basic	292,818	294,928	292,308	291,177
Diluted	295,190	297,407	294,788	293,622
Dividends declared per common share	$0.67	$0.62	$2.01	$1.86
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$118,599	$111,821	$346,230	$275,649
Other comprehensive income (loss):
Foreign currency translation	1,665	2,838	(3,148)	3,180
Change in unrealized gain on marketable debt securities	(208)	(509)	(1,015)	(1,220)
Other	84	(107)	2,102	(396)
Total other comprehensive income (loss)	1,541	2,222	(2,061)	1,564
Comprehensive income	120,140	114,043	344,169	277,213
Comprehensive income (loss) attributable to noncontrolling interest	303	(61)	1,161	(884)
Comprehensive income attributable to common stockholders	$119,837	$114,104	$343,008	$278,097

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2013 and the Year Ended December 31, 2012
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2012	$72,240	$9,593,583	$22,062	$(412,181)	$(747)	$9,274,957	$80,987	$9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive income	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	73,904	9,920,962	23,354	(777,927)	(221,165)	9,019,128	70,235	9,089,363
Net income	—	—	—	345,069	—	345,069	1,161	346,230
Other comprehensive loss	—	—	(2,061)	—	—	(2,061)	—	(2,061)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(6,530)	(6,530)
Dividends to common stockholders—$2.01 per share	—	—	—	(588,770)	—	(588,770)	—	(588,770)
Issuance of common stock	376	105,626	—	—	—	106,002	—	106,002
Issuance of common stock for stock plans	17	4,926	—	—	5,956	10,899	—	10,899
Change in redeemable noncontrolling interest	—	(13,354)	—	—	—	(13,354)	1,733	(11,621)
Adjust redeemable OP unitholder interests to current fair value	—	2,538	—	—	—	2,538	—	2,538
Purchase of OP units	—	(388)	—	—	502	114	—	114
Grant of restricted stock, net of forfeitures	48	12,737	—	—	(6,496)	6,289	—	6,289
Balance at September 30, 2013	$74,345	$10,032,285	$21,293	$(1,021,628)	$(221,203)	$8,885,092	$79,316	$8,964,408

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities:
Net income	$346,230	$275,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	569,325	563,027
Amortization of deferred revenue and lease intangibles, net	(11,159)	(12,965)
Other non-cash amortization	(13,376)	(31,326)
Stock-based compensation	15,010	16,529
Straight-lining of rental income, net	(21,165)	(16,712)
(Gain) loss on extinguishment of debt, net	(1,062)	38,339
Gain on real estate dispositions, net (including amounts in discontinued operations)	(2,241)	(79,148)
(Gain) loss on real estate loan investments	(3,598)	559
Gain on sale of marketable debt securities	(856)	—
Income tax benefit (including amounts in discontinued operations)	(13,100)	(2,731)
Loss (income) from unconsolidated entities	707	(1,260)
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	(16,645)
Other	6,133	6,472
Changes in operating assets and liabilities:
Increase in other assets	(28,132)	(11,930)
Increase in accrued interest	14,624	18,730
Decrease in accounts payable and other liabilities	(20,670)	(37,269)
Net cash provided by operating activities	835,429	709,319
Cash flows from investing activities:
Net investment in real estate property	(1,358,766)	(1,154,912)
Purchase of noncontrolling interest	(7,895)	(3,934)
Investment in loans receivable and other	(34,717)	(30,523)
Proceeds from real estate disposals	29,191	75,145
Proceeds from loans receivable	299,156	34,817
Proceeds from sale or maturity of marketable securities	5,493	—
Funds held in escrow for future development expenditures	15,189	—
Development project expenditures	(74,707)	(90,119)
Capital expenditures	(50,634)	(42,270)
Other	(411)	(2,110)
Net cash used in investing activities	(1,178,101)	(1,213,906)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	(92,586)	248,921
Proceeds from debt	1,766,844	1,568,382
Repayment of debt	(840,532)	(1,103,000)
Payment of deferred financing costs	(19,977)	(4,257)
Issuance of common stock, net	106,002	342,469
Cash distribution to common stockholders	(588,770)	(545,240)
Cash distribution to redeemable OP unitholders	(3,479)	(3,358)
Contributions from noncontrolling interest	2,094	—
Purchases of redeemable OP units	(317)	(1,760)
Distributions to noncontrolling interest	(7,614)	(4,035)
Other	7,830	19,130
Net cash provided by financing activities	329,495	517,252
Net (decrease) increase in cash and cash equivalents	(13,177)	12,665
Effect of foreign currency translation on cash and cash equivalents	(59)	58
Cash and cash equivalents at beginning of period	67,908	45,807
Cash and cash equivalents at end of period	$54,672	$58,530
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2013	2012
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$221,447	$497,755
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(134,003)
Other assets acquired	6,526	99,889
Debt assumed	183,848	367,902
Other liabilities	27,583	60,684
Deferred income tax liability	4,849	4,299
Noncontrolling interests	11,693	26,430
Equity issued	—	4,326
Debt transferred on the sale of assets	—	14,535
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties throughout the United States and Canada. As of September 30, 2013, we owned nearly 1,500 properties, including seniors housing communities, skilled nursing and other facilities, medical office buildings (“MOBs”), and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new projects under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2013, we leased a total of 910 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, with Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) accounting for 145 properties (excluding six properties included in investments in unconsolidated entities) and 143 properties, respectively. As of September 30, 2013, we also engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 237 of our seniors housing communities pursuant to long-term management agreements.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we are determined to be its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.

We identify the primary beneficiary of a VIE as the enterprise that has both: (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance; and (ii) the obligation to absorb losses or the right to receive benefits of the VIE that could be significant to the entity. We perform this analysis on an ongoing basis. At September 30, 2013, we consolidated all VIEs for which we qualify as the primary beneficiary.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of September 30, 2013, third party investors owned 2,300,419 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.2% of the total units then outstanding, and we owned 6,148,481 Class B limited partnership units in NHP/PMB, representing the remaining 72.8%. At any time following the first anniversary of their issuance date, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
Because redemption rights are beyond our control, we classify the redeemable OP unitholder interests outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2013 and December 31, 2012, the fair value of the redeemable OP unitholder interests was $111.7 million and $114.9 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Subsequent to September 30, 2013, 158,459 OP units and 132,350 Class B limited partnership units in NHP/PMB were issued in connection with the acquisition of the noncontrolling interest in an existing consolidated MOB by NHP/PMB.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2013 and December 31, 2012. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of (i) their initial carrying amount, increased or decreased for the noncontrolling interest’s share of net income or loss and distributions, or (ii) the redemption value. With respect to these joint ventures, because our joint venture partner has certain redemption rights that are beyond our control, we classify the redeemable noncontrolling interests outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2013 and December 31, 2012, this cumulative excess (net of allowances) totaled $141.5 million and $120.3 million, respectively.
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
NOTE 3—CONCENTRATION OF CREDIT RISK
As of September 30, 2013, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.5%, 13.9%, 9.7% and 3.3%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2013). Seniors housing communities constituted approximately 63.9% of our real estate investments based on gross book value as of September 30, 2013 (excluding properties classified as held for sale), and skilled nursing and other facilities, MOBs and hospitals collectively comprised the remaining 36.1%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of September 30, 2013, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.

Triple-Net Leased Properties
For the three months ended September 30, 2013 and 2012, approximately 5.5% and 6.1%, respectively, of our total revenues and 9.1% and 10.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 7.6% and 10.1%, respectively, of our total revenues and 12.7% and 16.8%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and the Kindred Master Leases is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred currently account for a meaningful portion of our total revenues and NOI and, therefore, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited if either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof. We cannot assure you that either Brookdale Senior Living or Kindred will have sufficient assets, income and access to financing to enable it to satisfy its respective obligations to us, and any inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that either Brookdale Senior Living or Kindred will elect to renew its respective leases with us upon expiration of their terms or that we will be able to reposition any properties that are not renewed on a timely basis or on the same or better economic terms, if at all.
In September 2013, we entered into agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets whose current lease term was scheduled to expire on April 30, 2015. The 48 re-leased properties (the “Re-leased Assets”) consist of 26 skilled nursing facilities and 22 long-term acute care hospitals and collectively represent approximately $78 million of current annual base rent. Under the terms of our agreements with Kindred, annual base rent on the Re-leased Assets will increase initially by $15 million over their then current escalated rent, effective October 1, 2014. On October 1, 2013, Kindred also paid us $20 million, which will be amortized over the new lease terms.
Senior Living Operations
As of September 30, 2013, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 235 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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
NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisitions in 2013 and 2012. We make acquisitions and investments in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic area, asset type, business model or revenue source.

2013 Acquisitions

Triple-Net Leased Properties

During the nine months ended September 30, 2013, we acquired 27 seniors housing communities (including one property acquired through a joint venture) for approximately $860 million.

Senior Living Operations

During the nine months ended September 30, 2013, we acquired 22 seniors housing communities for approximately $700 million. We were previously the tenant under a capital lease with respect to eight of the acquired properties (see “Note 10—Senior Notes Payable and Other Debt”), and all of the acquired properties were transitioned to Atria at the time of closing.

MOB Operations

During the nine months ended September 30, 2013, we acquired ten MOBs (including two MOBs previously owned through a joint venture that we account for as an equity method investment) for approximately $150 million.

Completed Developments

During the nine months ended September 30, 2013, we completed the development of two seniors housing communities, one MOB, and one hospital. These completed developments represent $65.2 million of net real estate property on our Consolidated Balance Sheets as of September 30, 2013.

Estimated Fair Value

We are accounting for our 2013 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and have completed our initial accounting, subject to further adjustment. We accounted for the acquisition of the eight seniors housing communities that we previously leased pursuant to a capital lease in accordance with ASC Topic 840, Leases. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations (1)	MOB Operations	Total
	(In thousands)
Land and improvements	$51,419	$43,405	$3,923	$98,747
Buildings and improvements	803,227	507,534	134,474	1,445,235
Acquired lease intangibles	8,945	14,700	10,362	34,007
Other assets	3,285	2,497	2,453	8,235
Total assets acquired	866,876	568,136	151,212	1,586,224
Notes payable and other debt	36,300	5,136	—	41,436
Other liabilities	11,423	9,668	6,510	27,601
Total liabilities assumed	47,723	14,804	6,510	69,037
Noncontrolling interest assumed	10,113	—	1,672	11,785
Net assets acquired	809,040	553,332	143,030	1,505,402
Cash acquired	753	—	1,397	2,150
Total cash used	$808,287	$553,332	$141,633	$1,503,252

(1) Includes settlement of a $142.4 million capital lease obligation for eight seniors housing communities.

Transaction Costs

As of September 30, 2013, we had incurred a total of $11.3 million of acquisition-related costs related to our 2013 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the nine months ended September 30, 2013, we expensed $10.4 million of acquisition-related costs related to our 2013 acquisitions.

2012 Acquisitions

Funds Acquisition

In December 2012, we acquired 100% of certain private equity funds (the “Funds”) previously managed by Lazard Frères Real Estate Investments LLC or its affiliates. The acquired Funds primarily own a 34% interest in Atria, which is recorded as an investment in unconsolidated entities on our Consolidated Balance Sheets, and approximately 3.7 million shares of our common stock. In conjunction with this acquisition, we also extinguished our obligation related to the “earnout,” a contingent performance-based payment arising out of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), for an additional $44 million. This amount represented the discounted net present value of the potential future payment, which was previously reflected on our Consolidated Balance Sheets as a liability.

Cogdell Acquisition

In April 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners' share of net debt assumed was $36.3 million at the time of the acquisition.

Pursuant to the terms of, and subject to the conditions set forth in, the agreement and plan of merger, at the effective time of the merger, (a) each outstanding share of Cogdell common stock, and each outstanding unit of limited partnership interest in

Cogdell's operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell's 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (including $36.3 million of our joint venture partners' share) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.

As of December 31, 2012, we had incurred a total of $28.6 million of acquisition-related costs related to the Cogdell acquisition, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods.

Completed Developments

During 2012, we completed the development of three MOBs and two seniors housing communities. These completed developments represent $116.9 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2012.

Other 2012 Acquisitions

In May 2012, we acquired 16 seniors housing communities managed by Sunrise in an all-cash transaction. Sunrise continues to manage the acquired assets under existing long-term management agreements. During 2012, we also invested in 21 seniors housing communities, two skilled nursing facilities and 44 MOBs, including 36 MOBs that we had previously accounted for as investments in unconsolidated entities.

Fair Value

We accounted for our 2012 acquisitions under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations (1)	Total
	(In thousands)
Land and improvements	$21,881	$60,662	$112,504	$195,047
Buildings and improvements	225,950	413,750	1,085,148	1,724,848
Construction in progress	—	—	25,579	25,579
Acquired lease intangibles	2,323	18,070	182,406	202,799
Other assets	1,519	832	43,747	46,098
Total assets acquired	251,673	493,314	1,449,384	2,194,371
Notes payable and other debt	57,219	—	355,606	412,825
Other liabilities	13,851	11,806	106,367	132,024
Total liabilities assumed	71,070	11,806	461,973	544,849
Noncontrolling interest assumed	7,292	—	30,361	37,653
Net assets acquired	173,311	481,508	957,050	1,611,869
Cash acquired	1,250	—	24,115	25,365
Total cash used	$172,061	$481,508	$932,935	$1,586,504

(1) Includes the Cogdell acquisition.

NOTE 5—DISPOSITIONS
2013 Activity
Triple-Net Leased Properties
During the nine months ended September 30, 2013, we sold six seniors housing communities and ten skilled nursing facilities for aggregate consideration of $25.3 million, including lease termination fees of $0.3 million, and recognized a net gain on the sales of these assets of $2.0 million.
Senior Living Operations
During the nine months ended September 30, 2013, we sold one seniors housing community for consideration of $1.6 million and recognized no gain or loss from the sale of this asset.
MOB Operations
During the nine months ended September 30, 2013, we sold two MOBs for aggregate consideration of $1.8 million and recognized a net gain on the sales of these assets of $0.5 million.
2012 Activity
Triple-Net Leased Properties
During 2012, we sold 36 seniors housing communities (including ten properties pursuant to the exercise of tenant purchase options) and two skilled nursing facilities for aggregate consideration of $318.9 million, including fees of $5.0 million, and recognized a net gain on the sales of these assets of $81.0 million. We deposited a majority of the proceeds from the sale of 21 seniors housing communities in an Internal Revenue Code of 1986, as amended (the “Code”), Section 1031 exchange escrow account with a qualified intermediary, and we used approximately $134.5 million of these proceeds for certain of our seniors housing communities and MOB acquisitions during 2012. As of December 31, 2012, no proceeds remained in the Section 1031 exchange escrow account related to these sales.
Senior Living Operations
In June 2012, we declined to exercise our renewal option with respect to the operating leases (under which we were the lessee) for two seniors housing communities, which leases expired on June 30, 2012.
MOB Operations
During 2012, we sold five MOBs for aggregate consideration of $27.2 million and recognized a gain on the sales of these assets of $4.5 million.

Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of September 30, 2013, and all assets disposed of and all operating leases (under which we were the lessee) not renewed during the period from January 1, 2012 through September 30, 2013. Set forth below is a summary of our results of operations for properties within discontinued operations for the three and nine months ended September 30, 2013 and 2012. As of September 30, 2013, we classified 17 properties as assets held for sale, included within other assets on our Consolidated Balance Sheets. For the nine months ended September 30, 2013 and 2012, we recognized impairments of $34.5 million and $2.1 million, respectively, representing our estimated aggregate loss on the expected sales of assets reported as discontinued operations. These charges are primarily recorded as a component of depreciation and amortization in the table below.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
Rental income	$2,535	$6,550	$8,177	$26,141
Resident fees and services	—	571	759	5,837
Interest and other income	—	1,127	—	5,951
	2,535	8,248	8,936	37,929
Expenses:
Interest	910	2,473	3,402	10,397
Depreciation and amortization	10,682	8,082	41,145	28,235
Property-level operating expenses	80	1,206	964	6,314
General, administrative and professional fees	—	10	—	302
Gain on extinguishment of debt, net	—	—	(153)	—
Other	(7)	542	(502)	1,772
	11,665	12,313	44,856	47,020
Loss before income taxes and gain on real estate dispositions, net	(9,130)	(4,065)	(35,920)	(9,091)
Income tax (expense) benefit	—	(16)	—	4
Gain on real estate dispositions, net	46	357	2,241	79,148
Discontinued operations	$(9,084)	$(3,724)	$(33,679)	$70,061
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of September 30, 2013 and December 31, 2012, we had $439.1 million and $697.1 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties.
During the nine months ended September 30, 2013, we received aggregate proceeds of $78.6 million in final repayment of six secured loans receivable and one unsecured loan receivable and recognized a gain of $3.6 million.
In May 2013, we acquired an interest in a government-sponsored pooled loan investment that matures in 2023 for $21.0 million. The investment is a marketable debt security classified as available-for-sale and included within secured loans receivable and investments, net on our Consolidated Balance Sheets. As of September 30, 2013, the investment had an amortized cost basis and fair value of $21.4 million and $21.2 million, respectively.
In December 2012, we made a secured loan in the aggregate principal amount of $375.0 million, bearing interest at a fixed rate of 8.0% per annum and maturing in 2017, and in March 2013, we sold a pari passu portion of the loan receivable to a third party, at par. In July 2013, we sold a senior secured portion of our interest in the loan, which will accrue interest at a fixed rate of 4.5% per annum, to an institutional holder, at par, for $66.4 million. After these transactions, our remaining interest in the loan totals $183 million principal amount and bears interest at a fixed rate of 9.4% per annum.
Also in December 2012, we made a secured loan in the aggregate principal amount of $50.0 million, bearing interest at a fixed rate of 12.0% per annum and maturing in 2017, and in May 2013, we sold a $25.0 million pari passu portion of the loan receivable to a third party, at par.

Under the terms of each secured loan agreement described above, we act as the administrative agent for the loan and will continue to receive the stated interest rate on our remaining loan receivable balance. No gain or loss was recognized from the sales of a portion of our interests in the loans receivable.
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2013 and December 31, 2012, we owned interests (ranging from 5% to 25%) in joint ventures that own 53 properties and 55 properties, respectively. Our interests in these joint ventures, as well as our 34% interest in Atria, are accounted for under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.5 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.1 million and $5.7 million for the nine months ended September 30, 2013 and 2012, respectively.
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.2 million from a joint venture entity in which we have a 5% interest and account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Operations relating to the acquired MOBs are now consolidated in our Consolidated Statements of Income.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$215,490	8.4	$215,367	9.5
In-place and other lease intangibles	796,673	23.7	766,337	23.3
Goodwill and other intangibles	489,787	8.6	523,830	8.6
Accumulated amortization	(434,876)	N/A	(352,692)	N/A
Net intangible assets	$1,067,074	19.5	$1,152,842	19.3
Intangible liabilities:
Below market lease intangibles	$429,309	14.7	$429,907	15.3
Other lease intangibles	30,587	24.0	28,966	15.8
Accumulated amortization	(108,706)	N/A	(78,560)	N/A
Purchase option intangibles	29,294	N/A	36,048	N/A
Net intangible liabilities	$380,484	15.0	$416,361	15.3

N/A—Not Applicable.
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Goodwill and other intangibles (including non-compete agreements and trade names/trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets.

NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Straight-line rent receivables, net	$141,488	$120,325
Unsecured loans receivable, net	38,238	62,118
Goodwill and other intangibles, net	477,983	515,429
Assets held for sale	135,098	111,556
Other	211,074	112,257
Total other assets	$1,003,881	$921,685
NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Unsecured revolving credit facility	$447,970	$540,727
6.25% Senior Notes due 2013	—	269,850
Unsecured term loan due 2015 (1)	125,739	130,336
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	—
Unsecured term loan due 2017 (1)	375,000	375,000
Unsecured term loan due 2018	180,000	180,000
2.00% Senior Notes due 2018	700,000	700,000
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	—
5.70% Senior Notes due 2043	300,000	—
Mortgage loans and other (2)	2,811,766	2,880,609
Total	9,359,018	8,186,315
Capital lease obligations	—	142,412
Unamortized fair value adjustment	80,320	111,623
Unamortized discounts	(26,020)	(26,704)
Senior notes payable and other debt	$9,413,318	$8,413,646

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our unsecured term loan facility. Certain amounts included in the 2015 tranche are in the form of Canadian dollar borrowings.

(2)	In October 2013, we repaid in full approximately $40.9 million of the mortgage loans outstanding as of September 30, 2013.

As of September 30, 2013, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities (1)
	(In thousands)
2013 (2)	$77,497	$—	$13,316	$90,813
2014	273,050	—	49,893	322,943
2015	1,057,536	447,970	41,008	1,546,514
2016	960,917	—	34,000	994,917
2017	927,243	—	22,094	949,337
Thereafter (3)	5,292,084	—	162,410	5,454,494
Total maturities	$8,588,327	$447,970	$322,721	$9,359,018

(1)
As of September 30, 2013, we had $54.7 million of unrestricted cash and cash equivalents, for $393.3 million of net borrowings outstanding under our unsecured revolving credit facility. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.

(2)	In October 2013, we repaid in full approximately $40.9 million of the mortgage loans outstanding as of September 30, 2013.

(3)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of the years 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of the years 2018, 2023 and 2028.

Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum (based on the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans, plus, in each case, a spread based on our senior unsecured long-term debt ratings). We also pay a facility fee ranging from 15 basis points to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At September 30, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
As of September 30, 2013, we had $448.0 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.54 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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
In September 2013, we issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016, at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before any underwriting discounts and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043, at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before any underwriting discounts and expenses.

Capital Leases
As of December 31, 2012, we leased eight seniors housing communities pursuant to arrangements that were accounted for as capital leases. In January 2013, we acquired these facilities for aggregate consideration of $145.0 million, thereby eliminating our capital lease obligation.
NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2013 and December 31, 2012, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$54,672	$54,672	$67,908	$67,908
Secured loans receivable, net	379,727	388,780	635,002	636,714
Unsecured loans receivable, net	38,238	40,762	62,118	65,146
Marketable debt securities	21,162	21,162	5,400	5,400
Liabilities:
Senior notes payable and other debt, gross	9,359,018	9,471,240	8,186,315	8,600,450
Derivative instruments and other liabilities	16,360	16,360	45,966	45,966
Redeemable OP unitholder interests	111,697	111,697	114,933	114,933
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
NOTE 12—LITIGATION
Proceedings against Tenants, Operators and Managers
From time to time, Brookdale Senior Living, Kindred, Atria, Sunrise and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
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
Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 12, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, these matters may force us to expend significant financial resources to defend and resolve. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
NOTE 13—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as “the REIT” within this Note 13.
Although the TRS entities have paid minimal cash federal income taxes for the nine months ended September 30, 2013, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2013 and 2012 was a benefit of $2.8 million and $8.9 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2013 and 2012 was a benefit of $13.1 million and $2.7 million, respectively. The income tax benefit for the nine months ended September 30, 2013 is due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities. During the period, we determined, based on continued positive operating results, that more likely than not the deferred tax assets would be utilized in their entirety in future periods. The income tax benefit for the nine months ended September 30, 2012 was due primarily to the income tax benefit of ordinary losses related to our TRS entities, net of a valuation allowance recorded against certain deferred tax assets of one of our other TRS entities, as we determined that the corresponding assets did not meet the more likely than not criteria regarding utilization.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $248.5 million and $257.0 million as of September 30, 2013 and December 31, 2012, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to NOLs.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2010 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2009 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2007 related to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust.
NOTE 14—STOCKHOLDERS’ EQUITY
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. Through September 30, 2013, we issued and sold a total of 1,503,505 shares of common stock under the program for aggregate net proceeds of $106.1 million ($23.7 million of which occurred in the third quarter of 2013), after sales agent commissions of $1.6 million. As of September 30, 2013, approximately $642.3 million of our common stock remained available for sale under our ATM equity offering program.
Subsequent to September 30, 2013, we have issued and sold a total of 450,410 shares of common stock under the program for aggregate net proceeds of $27.9 million, after sales agent commissions of $0.4 million.

Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(In thousands)
Foreign currency translation	$20,293	$23,441
Unrealized (loss) gain on marketable debt securities	(208)	807
Other	1,208	(894)
Total accumulated other comprehensive income	$21,293	$23,354
NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$127,380	$115,606	$378,748	$206,472
Discontinued operations	(9,084)	(3,724)	(33,679)	70,061
Net income attributable to common stockholders	$118,296	$111,882	$345,069	$276,533
Denominator:
Denominator for basic earnings per share—weighted average shares	292,818	294,928	292,308	291,177
Effect of dilutive securities:
Stock options	483	522	578	509
Restricted stock awards	75	121	114	86
OP units	1,814	1,836	1,788	1,850
Denominator for diluted earnings per share—adjusted weighted average shares	295,190	297,407	294,788	293,622
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$0.43	$0.39	$1.30	$0.71
Discontinued operations	(0.03)	(0.01)	(0.12)	0.24
Net income attributable to common stockholders	$0.40	$0.38	$1.18	$0.95
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$0.43	$0.39	$1.28	$0.70
Discontinued operations	(0.03)	(0.01)	(0.11)	0.24
Net income attributable to common stockholders	$0.40	$0.38	$1.17	$0.94

NOTE 16—SEGMENT INFORMATION
As of September 30, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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

Summary information by reportable business segment is as follows:
For the three months ended September 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$219,170	$—	$115,444	$—	$334,614
Resident fees and services	—	359,112	—	—	359,112
Medical office building and other services revenue	1,116	—	2,530	500	4,146
Income from loans and investments	—	—	—	14,448	14,448
Interest and other income	—	—	—	66	66
Total revenues	$220,286	$359,112	$117,974	$15,014	$712,386
Total revenues	$220,286	$359,112	$117,974	$15,014	$712,386
Less:
Interest and other income	—	—	—	66	66
Property-level operating expenses	—	244,316	40,796	—	285,112
Medical office building services costs	—	—	1,651	—	1,651
Segment NOI	220,286	114,796	75,527	14,948	425,557
Income (loss) from unconsolidated entities	203	(32)	71	(132)	110
Segment profit	$220,489	$114,764	$75,598	$14,816	425,667
Interest and other income					66
Interest expense					(84,089)
Depreciation and amortization					(177,710)
General, administrative and professional fees					(28,659)
Gain on extinguishment of debt					189
Merger-related expenses and deal costs					(6,208)
Other					(4,353)
Income tax benefit					2,780
Discontinued operations					(9,084)
Net income					$118,599

For the three months ended September 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$207,372	$—	$100,814	$—	$308,186
Resident fees and services	—	316,560	—	—	316,560
Medical office building and other services revenue	1,110	—	3,434	—	4,544
Income from loans and investments	—	—	—	9,035	9,035
Interest and other income	—	—	—	330	330
Total revenues	$208,482	$316,560	$104,248	$9,365	$638,655
Total revenues	$208,482	$316,560	$104,248	$9,365	$638,655
Less:
Interest and other income	—	—	—	330	330
Property-level operating expenses	—	216,306	36,144	—	252,450
Medical office building services costs	—	—	1,487	—	1,487
Segment NOI	208,482	100,254	66,617	9,035	384,388
Income from unconsolidated entities	348	—	16,726	—	17,074
Segment profit	$208,830	$100,254	$83,343	$9,035	401,462
Interest and other income					330
Interest expense					(74,037)
Depreciation and amortization					(188,540)
General, administrative and professional fees					(26,867)
Gain on extinguishment of debt					1,194
Merger-related expenses and deal costs					(4,917)
Other					(1,966)
Income tax benefit					8,886
Discontinued operations					(3,724)
Net income					$111,821

For the nine months ended September 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$645,719	$—	$337,536	$—	$983,255
Resident fees and services	—	1,039,876	—	—	1,039,876
Medical office building and other services revenue	3,342	—	7,226	763	11,331
Income from loans and investments	—	—	—	45,284	45,284
Interest and other income	—	—	—	1,901	1,901
Total revenues	$649,061	$1,039,876	$344,762	$47,948	$2,081,647
Total revenues	$649,061	$1,039,876	$344,762	$47,948	$2,081,647
Less:
Interest and other income	—	—	—	1,901	1,901
Property-level operating expenses	—	706,561	115,738	—	822,299
Medical office building services costs	—	—	4,957	—	4,957
Segment NOI	649,061	333,315	224,067	46,047	1,252,490
Income (loss) from unconsolidated entities	573	(1,173)	1,456	(323)	533
Segment profit	$649,634	$332,142	$225,523	$45,724	1,253,023
Interest and other income					1,901
Interest expense					(245,622)
Depreciation and amortization					(528,180)
General, administrative and professional fees					(84,760)
Gain on extinguishment of debt					909
Merger-related expenses and deal costs					(17,137)
Other					(13,325)
Income tax benefit					13,100
Discontinued operations					(33,679)
Net income					$346,230

For the nine months ended September 30, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$613,939	$—	$253,889	$—	$867,828
Resident fees and services	—	905,190	—	—	905,190
Medical office building and other services revenue	3,329	—	13,462	—	16,791
Income from loans and investments	—	—	—	25,223	25,223
Interest and other income	—	—	—	442	442
Total revenues	$617,268	$905,190	$267,351	$25,665	$1,815,474
Total revenues	$617,268	$905,190	$267,351	$25,665	$1,815,474
Less:
Interest and other income	—	—	—	442	442
Property-level operating expenses	—	618,471	86,468	—	704,939
Medical office building services costs	—	—	8,314	—	8,314
Segment NOI	617,268	286,719	172,569	25,223	1,101,779
Income from unconsolidated entities	1,068	—	16,837	—	17,905
Segment profit	$618,336	$286,719	$189,406	$25,223	1,119,684
Interest and other income					442
Interest expense					(214,028)
Depreciation and amortization					(534,792)
General, administrative and professional fees					(75,488)
Loss on extinguishment of debt					(38,339)
Merger-related expenses and deal costs					(49,566)
Other					(5,052)
Income tax benefit					2,727
Discontinued operations					70,061
Net income					$275,649
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Capital expenditures:
Triple-net leased	$793,594	$25,535	$838,598	$39,415
Senior living	226,442	20,510	471,531	369,341
MOB	99,706	257,479	173,978	878,545
Total capital expenditures	$1,119,742	$303,524	$1,484,107	$1,287,301

The properties, loans receivable and other investments in our portfolio are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Revenues:
United States	$689,062	$614,310	$2,011,491	$1,743,899
Canada	23,324	24,345	70,156	71,575
Total revenues	$712,386	$638,655	$2,081,647	$1,815,474

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Net real estate property:
United States	$17,794,819	$16,711,508
Canada	380,124	400,024
Total net real estate property	$18,174,943	$17,111,532
NOTE 17—CONDENSED CONSOLIDATING INFORMATION (Unaudited)
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued jointly by our 100% owned subsidiaries, Ventas Realty, Limited Partnership (“Ventas Realty”) and Ventas Capital Corporation (collectively, the “Ventas Issuers”), and the outstanding senior notes issued solely by Ventas Realty. Ventas Capital Corporation is a direct subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (excluding the Ventas Issuers, the “Ventas Subsidiaries”) is obligated with respect to the Ventas Issuers’ or Ventas Realty’s outstanding senior notes.
In connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”), our 100% owned subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. We, the Ventas Issuers and the Ventas Subsidiaries (other than NHP LLC) are not obligated with respect to any of NHP LLC’s outstanding senior notes.
Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of the payment of principal and interest on the Ventas Issuers’ and Ventas Realty’s outstanding senior notes. Certain of our real estate assets are also subject to mortgages.

The following summarizes our condensed consolidating information as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012:

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,161	$387,869	$18,272,333	$—	$18,667,363
Cash and cash equivalents	14,018	—	40,654	—	54,672
Escrow deposits and restricted cash	2,104	1,635	94,461	—	98,200
Deferred financing costs, net	758	46,514	7,970	—	55,242
Investment in and advances to affiliates	11,713,622	1,867,250	—	(13,580,872)	—
Other assets	49,187	7,000	947,694	—	1,003,881
Total assets	$11,786,850	$2,310,268	$19,363,112	$(13,580,872)	$19,879,358
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,089,730	$3,323,588	$—	$9,413,318
Intercompany loans	5,299,822	(5,742,316)	442,494	—	—
Accrued interest	—	39,457	22,719	—	62,176
Accounts payable and other liabilities	106,537	11,038	901,591	—	1,019,166
Deferred income taxes	248,369	—	—	—	248,369
Total liabilities	5,654,728	397,909	4,690,392	—	10,743,029
Redeemable OP unitholder and noncontrolling interests	—	—	171,921	—	171,921
Total equity	6,132,122	1,912,359	14,500,799	(13,580,872)	8,964,408
Total liabilities and equity	$11,786,850	$2,310,268	$19,363,112	$(13,580,872)	$19,879,358

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,615	$412,362	$17,421,966	$—	$17,841,943
Cash and cash equivalents	16,734	—	51,174	—	67,908
Escrow deposits and restricted cash	7,565	1,952	96,396	—	105,913
Deferred financing costs, net	757	34,047	7,747	—	42,551
Investment in and advances to affiliates	10,343,664	1,867,250	—	(12,210,914)	—
Other assets	26,282	4,043	891,360	—	921,685
Total assets	$10,402,617	$2,319,654	$18,468,643	$(12,210,914)	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,570,296	$3,843,350	$—	$8,413,646
Intercompany loans	3,425,082	(4,126,391)	701,309	—	—
Accrued interest	—	24,045	23,520	—	47,565
Accounts payable and other liabilities	99,631	7,775	887,750	—	995,156
Deferred income taxes	259,715	—	—	—	259,715
Total liabilities	3,784,428	475,725	5,455,929	—	9,716,082
Redeemable OP unitholder and noncontrolling interests	—	—	174,555	—	174,555
Total equity	6,618,189	1,843,929	12,838,159	(12,210,914)	9,089,363
Total liabilities and equity	$10,402,617	$2,319,654	$18,468,643	$(12,210,914)	$18,980,000

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$609	$69,894	$264,111	$—	$334,614
Resident fees and services	—	—	359,112	—	359,112
Medical office building and other services revenue	—	—	4,146	—	4,146
Income from loans and investments	—	90	14,358	—	14,448
Equity earnings in affiliates	118,136	—	202	(118,338)	—
Interest and other income	19	10	37	—	66
Total revenues	118,764	69,994	641,966	(118,338)	712,386
Expenses:
Interest	(512)	36,703	47,898	—	84,089
Depreciation and amortization	1,308	7,912	168,490	—	177,710
Property-level operating expenses	—	153	284,959	—	285,112
Medical office building services costs	—	—	1,651	—	1,651
General, administrative and professional fees	437	5,375	22,847	—	28,659
Gain on extinguishment of debt	—	—	(189)	—	(189)
Merger-related expenses and deal costs	2,038	—	4,170	—	6,208
Other	23	17	4,313	—	4,353
Total expenses	3,294	50,160	534,139	—	587,593
Income from continuing operations before income/loss from unconsolidated entities, income taxes and noncontrolling interest	115,470	19,834	107,827	(118,338)	124,793
Income (loss) from unconsolidated entities	—	272	(162)	—	110
Income tax benefit	2,780	—	—	—	2,780
Income from continuing operations	118,250	20,106	107,665	(118,338)	127,683
Discontinued operations	46	80	(9,210)	—	(9,084)
Net income	118,296	20,186	98,455	(118,338)	118,599
Net income attributable to noncontrolling interest	—	—	303	—	303
Net income attributable to common stockholders	$118,296	$20,186	$98,152	$(118,338)	$118,296

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$640	$69,262	$238,284	$—	$308,186
Resident fees and services	—	—	316,560	—	316,560
Medical office building and other services revenue	—	—	4,544	—	4,544
Income from loans and investments	951	301	7,783	—	9,035
Equity earnings in affiliates	115,319	—	318	(115,637)	—
Interest and other income	12	10	308	—	330
Total revenues	116,922	69,573	567,797	(115,637)	638,655
Expenses:
Interest	(1,139)	23,295	51,881	—	74,037
Depreciation and amortization	1,057	7,484	179,999	—	188,540
Property-level operating expenses	—	128	252,322	—	252,450
Medical office building services costs	—	—	1,487	—	1,487
General, administrative and professional fees	1,028	8,092	17,747	—	26,867
Loss (gain) on extinguishment of debt	—	17	(1,211)	—	(1,194)
Merger-related expenses and deal costs	12,552	—	(7,635)	—	4,917
Other	(5)	—	1,971	—	1,966
Total expenses	13,493	39,016	496,561	—	549,070
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	103,429	30,557	71,236	(115,637)	89,585
Income from unconsolidated entities	—	429	16,645	—	17,074
Income tax benefit	8,886	—	—	—	8,886
Income from continuing operations	112,315	30,986	87,881	(115,637)	115,545
Discontinued operations	(433)	857	(4,148)	—	(3,724)
Net income	111,882	31,843	83,733	(115,637)	111,821
Net loss attributable to noncontrolling interest	—	—	(61)	—	(61)
Net income attributable to common stockholders	$111,882	$31,843	$83,794	$(115,637)	$111,882

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,868	$209,933	$771,454	$—	$983,255
Resident fees and services	—	—	1,039,876	—	1,039,876
Medical office building and other services revenue	—	—	11,331	—	11,331
Income from loans and investments	1,262	877	43,145	—	45,284
Equity earnings in affiliates	339,339	—	675	(340,014)	—
Interest and other income	315	21	1,565	—	1,901
Total revenues	342,784	210,831	1,868,046	(340,014)	2,081,647
Expenses:
Interest	(1,453)	105,180	141,895	—	245,622
Depreciation and amortization	3,600	23,068	501,512	—	528,180
Property-level operating expenses	—	396	821,903	—	822,299
Medical office building services costs	—	—	4,957	—	4,957
General, administrative and professional fees	1,580	16,161	67,019	—	84,760
Gain on extinguishment of debt	—	—	(909)	—	(909)
Merger-related expenses and deal costs	9,013	—	8,124	—	17,137
Other	316	38	12,971	—	13,325
Total expenses	13,056	144,843	1,557,472	—	1,715,371
Income from continuing operations before income/loss from unconsolidated entities, income taxes and noncontrolling interest	329,728	65,988	310,574	(340,014)	366,276
Income (loss) from unconsolidated entities	—	776	(243)	—	533
Income tax benefit	13,100	—	—	—	13,100
Income from continuing operations	342,828	66,764	310,331	(340,014)	379,909
Discontinued operations	2,241	702	(36,622)	—	(33,679)
Net income	345,069	67,466	273,709	(340,014)	346,230
Net income attributable to noncontrolling interest	—	—	1,161	—	1,161
Net income attributable to common stockholders	$345,069	$67,466	$272,548	$(340,014)	$345,069

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,898	$205,601	$660,329	$—	$867,828
Resident fees and services	—	—	905,190	—	905,190
Medical office building and other services revenue	—	—	16,791	—	16,791
Income from loans and investments	2,841	1,330	21,052	—	25,223
Equity earnings in affiliates	228,099	—	537	(228,636)	—
Interest and other income	97	20	325	—	442
Total revenues	232,935	206,951	1,604,224	(228,636)	1,815,474
Expenses:
Interest	(3,375)	68,227	149,176	—	214,028
Depreciation and amortization	2,576	28,242	503,974	—	534,792
Property-level operating expenses	—	369	704,570	—	704,939
Medical office building services costs	—	—	8,314	—	8,314
General, administrative and professional fees	4,839	22,204	48,445	—	75,488
Loss (gain) on extinguishment of debt	—	39,737	(1,398)	—	38,339
Merger-related expenses and deal costs	42,605	—	6,961	—	49,566
Other	(4)	—	5,056	—	5,052
Total expenses	46,641	158,779	1,425,098	—	1,630,518
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	186,294	48,172	179,126	(228,636)	184,956
Income from unconsolidated entities	—	1,260	16,645	—	17,905
Income tax benefit	2,727	—	—	—	2,727
Income from continuing operations	189,021	49,432	195,771	(228,636)	205,588
Discontinued operations	87,512	4,300	(21,751)	—	70,061
Net income	276,533	53,732	174,020	(228,636)	275,649
Net loss attributable to noncontrolling interest	—	—	(884)	—	(884)
Net income attributable to common stockholders	$276,533	$53,732	$174,904	$(228,636)	$276,533

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$118,296	$20,186	$98,455	$(118,338)	$118,599
Other comprehensive income (loss):
Foreign currency translation	—	—	1,665	—	1,665
Change in unrealized gain on marketable debt securities	(208)	—	—	—	(208)
Other	—	—	84	—	84
Total other comprehensive (loss) income	(208)	—	1,749	—	1,541
Comprehensive income	118,088	20,186	100,204	(118,338)	120,140
Comprehensive income attributable to noncontrolling interest	—	—	303	—	303
Comprehensive income attributable to common stockholders	$118,088	$20,186	$99,901	$(118,338)	$119,837

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$111,882	$31,843	$83,733	$(115,637)	$111,821
Other comprehensive income (loss):
Foreign currency translation	—	—	2,838	—	2,838
Change in unrealized gain on marketable debt securities	(509)	—	—	—	(509)
Other	—	—	(107)	—	(107)
Total other comprehensive (loss) income	(509)	—	2,731	—	2,222
Comprehensive income	111,373	31,843	86,464	(115,637)	114,043
Comprehensive loss attributable to noncontrolling interest	—	—	(61)	—	(61)
Comprehensive income attributable to common stockholders	$111,373	$31,843	$86,525	$(115,637)	$114,104

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$345,069	$67,466	$273,709	$(340,014)	$346,230
Other comprehensive income (loss):
Foreign currency translation	—	—	(3,148)	—	(3,148)
Change in unrealized gain on marketable debt securities	(1,015)	—	—	—	(1,015)
Other	—	—	2,102	—	2,102
Total other comprehensive loss	(1,015)	—	(1,046)	—	(2,061)
Comprehensive income	344,054	67,466	272,663	(340,014)	344,169
Comprehensive income attributable to noncontrolling interest	—	—	1,161	—	1,161
Comprehensive income attributable to common stockholders	$344,054	$67,466	$271,502	$(340,014)	$343,008

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$276,533	$53,732	$174,020	$(228,636)	$275,649
Other comprehensive income (loss):
Foreign currency translation	—	—	3,180	—	3,180
Change in unrealized gain on marketable debt securities	(1,220)	—	—	—	(1,220)
Other	—	—	(396)	—	(396)
Total other comprehensive (loss) income	(1,220)	—	2,784	—	1,564
Comprehensive income	275,313	53,732	176,804	(228,636)	277,213
Comprehensive loss attributable to noncontrolling interest	—	—	(884)	—	(884)
Comprehensive income attributable to common stockholders	$275,313	$53,732	$177,688	$(228,636)	$278,097

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(11,070)	$114,924	$731,575	$—	$835,429
Net cash (used in) provided by investing activities	(1,338,064)	(3,492)	163,455	—	(1,178,101)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(90,000)	(2,586)	—	(92,586)
Proceeds from debt	—	1,606,849	159,995	—	1,766,844
Repayment of debt	(11,420)	—	(829,112)	—	(840,532)
Net change in intercompany debt	1,874,740	(1,615,925)	(258,815)	—	—
Payment of deferred financing costs	—	(18,291)	(1,686)	—	(19,977)
Issuance of common stock, net	106,002	—	—	—	106,002
Cash distribution (to) from affiliates	(38,168)	5,994	32,174	—	—
Cash distribution to common stockholders	(588,770)	—	—	—	(588,770)
Cash distribution to redeemable OP unitholders	(3,479)	—	—	—	(3,479)
Purchases of redeemable OP units	(317)	—	—	—	(317)
Contributions from noncontrolling interest	—	—	2,094	—	2,094
Distributions to noncontrolling interest	—	—	(7,614)	—	(7,614)
Other	7,830	—	—	—	7,830
Net cash provided by (used in) financing activities	1,346,418	(111,373)	(905,550)	—	329,495
Net (decrease) increase in cash and cash equivalents	(2,716)	59	(10,520)	—	(13,177)
Effect of foreign currency translation on cash and cash equivalents	—	(59)	—	—	(59)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$14,018	$—	$40,654	$—	$54,672

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(5,543)	$156,211	$558,651	$—	$709,319
Net cash used in investing activities	(1,114,598)	(113)	(99,195)	—	(1,213,906)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	255,500	(6,579)	—	248,921
Proceeds from debt	—	1,255,105	313,277	—	1,568,382
Repayment of debt	—	(521,527)	(581,473)	—	(1,103,000)
Net change in intercompany debt	1,329,833	(1,050,117)	(279,716)	—	—
Payment of deferred financing costs	—	(3,395)	(862)	—	(4,257)
Cash distribution (to) from affiliates	(13,087)	(91,722)	104,809	—	—
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution to common stockholders	(545,240)	—	—	—	(545,240)
Cash distribution to redeemable OP unitholders	(3,358)	—	—	—	(3,358)
Purchases of redeemable OP units	(1,760)	—	—	—	(1,760)
Distributions to noncontrolling interest	—	—	(4,035)	—	(4,035)
Other	19,130	—	—	—	19,130
Net cash provided by (used in) financing activities	1,127,987	(156,156)	(454,579)	—	517,252
Net increase (decrease) in cash and cash equivalents	7,846	(58)	4,877	—	12,665
Effect of foreign currency translation on cash and cash equivalents	—	58	—	—	58
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$10,181	$—	$48,349	$—	$58,530

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2013;

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of September 30, 2013, we owned nearly 1,500 properties, including seniors housing communities, skilled nursing and other facilities, MOBs, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new projects under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2013, we leased a total of 910 properties (excluding MOBs and properties classified as held for sale) to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage a total of 237 of our seniors housing communities pursuant to long-term management agreements.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock. Generally, we attempt to match the long-term duration of our investments in seniors housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At September 30, 2013, approximately 16.4% of our total consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2013 Highlights to Date

•	We paid the first three quarterly installments of our 2013 dividend each in the amount of $0.67 per share, which represents an 8% increase over the prior year.

•
We invested approximately $1.8 billion, including $179 million of assumed debt, in 56 seniors housing communities (eight of which we were previously the tenant under a capital lease) and 13 MOBs (two of which we previously accounted for as equity method investments).

•	We acquired an interest in a government-sponsored pooled loan investment for $21.0 million.

•
We entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets whose current lease term was scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). See “Triple-Net Lease Expirations.”

•
We issued and sold $1.6 billion aggregate principal amount of senior notes with a weighted average interest rate of 3.3% and a weighted average initial maturity of 13.6 years. See “Liquidity and Capital Resources.”

•
We established an “at-the-market” equity offering program through which we may sell up to an aggregate of $750.0 million of our common stock, and we issued and sold a total of 1,953,915 shares for aggregate net proceeds of $134.0 million under the program.

•	We sold assets, including loans, and received final repayment on loans receivable for aggregate proceeds of $326.6 million.
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

	As of September 30, 2013	As of December 31, 2012
Investment mix by asset type (1):
Seniors housing communities	63.9%	61.2%
MOBs	18.2	18.6
Skilled nursing and other facilities	13.8	14.8
Hospitals	2.3	2.3
Secured loans receivable and investments, net	1.8	3.1

Investment mix by tenant, operator and manager (1):
Atria	19.5%	17.8%
Sunrise	13.9	14.8
Brookdale Senior Living	9.7	10.4
Kindred	3.3	4.4
All other	53.6	52.6

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations (2)	50.7%	49.6%	50.4%	49.9%
Kindred	7.6	10.1	8.4	10.6
Brookdale Senior Living	5.5	6.1	5.6	6.5
All others	36.2	34.2	35.6	33.0

Adjusted EBITDA (3):
Senior living operations (2)	27.8%	26.2%	27.5%	25.9%
Kindred	12.4	16.0	13.7	16.4
Brookdale Senior Living	9.3	10.5	9.5	11.2
All others	50.5	47.3	49.3	46.5

NOI (4):
Senior living operations (2)	27.0%	26.1%	26.6%	26.0%
Kindred	12.7	16.8	13.9	17.4
Brookdale Senior Living	9.1	10.2	9.3	10.7
All others	51.2	46.9	50.2	45.9

Operations mix by geographic location (5):
California	14.5%	13.8%	14.2%	14.2%
New York	9.9	9.7	10.1	10.0
Texas	6.9	6.0	6.7	6.0
Illinois	4.8	4.9	4.7	5.1
Florida	4.1	4.1	4.1	4.2
All others	59.8	61.5	60.2	60.5

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Reflects the actual period of ownership, which may be less than a full period for certain properties.

(3)
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding net gain or loss on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations).

(4)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (excluding amounts in discontinued operations).

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. During the three and nine months ended September 30, 2013, we had no triple-net lease renewals or expirations without renewal that had a material impact on our financial condition or results of operations for those periods.

We successfully renewed, sold or transitioned to new operators on or before July 1, 2013 all 89 healthcare assets whose leases with Kindred expired during the second quarter of 2013.
In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 properties comprising the 2015 Renewal Assets. Current aggregate annual rent for the 2015 Renewal Assets is $138 million. The 48 re-leased properties (the “Re-leased Assets”) consist of 26 skilled nursing facilities and 22 long-term acute care hospitals and collectively represent approximately $78 million of current annual base rent. Under the terms of our agreements with Kindred, annual base rent on the Re-leased Assets will increase initially by $15 million over their then current escalated rent, effective October 1, 2014. On October 1, 2013, Kindred also paid us $20 million, which will be amortized over the new lease terms.
We have launched a comprehensive project to re-lease to qualified healthcare operators or otherwise reposition the remaining 60 skilled nursing facilities included in the 2015 Renewal Assets (the “Marketed Assets”). As part of our agreements, we and Kindred agreed to accelerate the expiration of the lease term for the Marketed Assets to September 30, 2014. Kindred is required to continue to perform all of its obligations, including without limitation payment of all rental amounts, under the applicable Kindred Master Lease for the Marketed Assets until expiration of the lease term. Subject to the terms of our agreements, we have the flexibility to transition the Marketed Assets either before or after the September 30, 2014 lease expiration date. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. We believe the net effect from the re-leasing or repositioning of the Marketed Assets will not materially impact our results of operations in 2014 or 2015.
However, we cannot provide any assurance as to the actual impact of these transactions on our future operations or that we will be able to re-lease or reposition any or all of the Marketed Assets on a timely basis. Our ability to re-lease or reposition the Marketed Assets could be significantly delayed or limited by state licensing, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and obligations (e.g., real estate taxes, insurance and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, the Marketed Assets while they are being re-leased or repositioned.
Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On August 19, 2013, the Centers for Medicare & Medicaid Services (“CMS”) published its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the final rule, the LTAC PPS standard federal payment rate will increase by 1.7% in fiscal year 2014, reflecting a 2.5% increase in the market basket index, less both a 0.5% productivity adjustment and a 0.3% adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). After taking into account the second year of the three-year phase in of the permanent one-time budget neutrality adjustment, the LTAC PPS standard federal payment rate in fiscal year 2014 will increase under the final rule by 0.4% over the rate for the last nine months of fiscal year 2013. CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $72 million, or 1.3%, in fiscal year 2014 due to the changes to the standard federal payment rate, to the area wage adjustment and to high-cost and short-stay outlier payments. However, after taking into account the expiration of the moratorium on the implementation of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals, which will result in a $90 million reduction, CMS estimates that net payments to long-term acute care hospitals under the final rule will decrease by $18 million in fiscal year 2014 relative to fiscal year 2013. In addition, under the final rule, for long-term acute care hospitals that do not submit quality reporting data with respect to a fiscal year, any annual update to the LTAC PPS standard federal payment rate for discharges for the long-term acute care hospital during the fiscal year and after application of the market basket update will be further reduced by 2.0%.
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

Medicare Reimbursement: Skilled Nursing Facilities
On August 6, 2013, CMS published its final rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the final rule, the SNF PPS standard federal payment rate will increase by 1.3% in fiscal year 2014, reflecting a 2.3% increase in the market basket index, less a 0.5% forecast error adjustment and a 0.5% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will increase by approximately $470 million in fiscal year 2014.
We are currently analyzing the financial implications of this final rule on the operators of our skilled nursing facilities. We cannot provide any assurance that this rule or future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
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
Results of Operations
As of September 30, 2013, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. Under our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. Under our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.

Three Months Ended September 30, 2013 and 2012
The table below shows our results of operations for the three months ended September 30, 2013 and 2012 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$220,286	$208,482	$11,804	5.7%
Senior Living Operations	114,796	100,254	14,542	14.5
MOB Operations	75,527	66,617	8,910	13.4
All Other	14,948	9,035	5,913	65.4
Total segment NOI	425,557	384,388	41,169	10.7
Interest and other income	66	330	(264)	(80.0)
Interest expense	(84,089)	(74,037)	(10,052)	(13.6)
Depreciation and amortization	(177,710)	(188,540)	10,830	5.7
General, administrative and professional fees	(28,659)	(26,867)	(1,792)	(6.7)
Gain on extinguishment of debt	189	1,194	(1,005)	(84.2)
Merger-related expenses and deal costs	(6,208)	(4,917)	(1,291)	(26.3)
Other	(4,353)	(1,966)	(2,387)	( > 100 )
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	124,793	89,585	35,208	39.3
Income from unconsolidated entities	110	17,074	(16,964)	(99.4)
Income tax benefit	2,780	8,886	(6,106)	(68.7)
Income from continuing operations	127,683	115,545	12,138	10.5
Discontinued operations	(9,084)	(3,724)	(5,360)	( > 100 )
Net income	118,599	111,821	6,778	6.1
Net income (loss) attributable to noncontrolling interest	303	(61)	(364)	( > 100 )
Net income attributable to common stockholders	$118,296	$111,882	6,414	5.7
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$219,170	$207,372	$11,798	5.7%
Other services revenue	1,116	1,110	6	0.5
Segment NOI	$220,286	$208,482	11,804	5.7
Triple-net leased properties segment NOI increased during the three months ended September 30, 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under certain of our existing triple-net leases and rent from the properties we acquired after September 30, 2012.

In our triple-net leased properties segment, our revenues generally do not depend on the underlying operating performance of the properties, but rather consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2013 for the second quarter of 2013 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2012 for the second quarter of 2012.

	Number of Properties at September 30, 2013 (1)	Average Occupancy For the Three Months Ended June 30, 2013 (1)	Number of Properties at September 30, 2012 (1)	Average Occupancy For the Three Months Ended June 30, 2012 (1)
Seniors housing communities	423	86.4%	410	86.1%
Skilled nursing facilities	365	79.7	365	81.4
Hospitals	46	56.1	46	57.1

(1)
Excludes properties classified as held for sale, non-stabilized properties, properties included in investments in unconsolidated entities, and certain properties for which we do not receive occupancy information for all periods presented.  Also excludes properties acquired during the three months ended September 30, 2013 and 2012, respectively.

The following table compares results of continuing operations for our 832 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from July 1, 2012 through September 30, 2013.

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$211,345	$207,264	$4,081	2.0%
Other services revenue	1,116	1,110	6	0.5
Segment NOI	$212,461	$208,374	4,087	2.0
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$359,112	$316,560	$42,552	13.4%
Less:
Property-level operating expenses	(244,316)	(216,306)	(28,010)	(12.9)
Segment NOI	$114,796	$100,254	14,542	14.5
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the third quarter of 2013 over the third quarter of 2012 primarily due to the seniors housing communities we acquired after September 30, 2012, higher average unit occupancy rates in our communities and higher average monthly revenue per occupied room.

Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended September 30, 2013 over the same period in 2012 primarily due to the acquired properties described above, increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 202 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$309,501	$297,249	$12,252	4.1%
Less:
Property-level operating expenses	(212,622)	(202,675)	(9,947)	(4.9)
Segment NOI	$96,879	$94,574	2,305	2.4
Same-store stabilized senior living operations NOI increased year over year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended September 30, 2013 and 2012:

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Stabilized communities	234	202	91.7%	90.7%	$5,462	$5,451
Non-stabilized communities	3	12	69.5	86.4	4,955	5,248
Total	237	214	91.4	90.4	5,457	5,438
Same-store stabilized communities	202	202	91.3	90.7	5,634	5,451
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$115,444	$100,814	$14,630	14.5%
Medical office building services revenue	2,530	3,434	(904)	(26.3)
Total revenues	117,974	104,248	13,726	13.2
Less:
Property-level operating expenses	(40,796)	(36,144)	(4,652)	(12.9)
Medical office building services costs	(1,651)	(1,487)	(164)	(11.0)
Segment NOI	$75,527	$66,617	8,910	13.4
The increases in our MOB operations segment revenues and property-level operating expenses in the third quarter of 2013 over the same period in 2012 are attributed primarily to the MOBs we acquired after June 30, 2012, including the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities.

The following table compares results of continuing operations for our 241 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from July 1, 2012 through September 30, 2013. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies.

	For the Three Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$81,749	$82,259	$(510)	(0.6)%
Less:
Property-level operating expenses	(28,437)	(28,769)	332	1.2
Segment NOI	$53,312	$53,490	(178)	(0.3)
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended September 30, 2013 and 2012:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Stabilized MOBs	293	279	91.4%	91.6%	$30	$29
Non-stabilized MOBs	17	13	75.4	71.8	32	39
Total	310	292	90.2	90.2	30	29
Same-store stabilized MOBs	241	241	90.8	91.8	29	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the three months ended September 30, 2013 over the same period in 2012 primarily due to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which had a weighted average effective interest rate of 9.3% at issuance, partially offset by the sales of portions of certain loans receivable and loan repayments in 2013.
Interest Expense
The $8.5 million increase in total interest expense, including interest allocated to discontinued operations of $0.9 million and $2.5 million for the three months ended September 30, 2013 and 2012, respectively, is attributed primarily to $11.9 million of additional interest due to higher debt balances, partially offset by a $2.7 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to capital leases, was 3.8% for the three months ended September 30, 2013, compared to 3.9% for the same period in 2012.
Depreciation and Amortization
Depreciation and amortization expense decreased during the three months ended September 30, 2013 compared to the same period in 2012 primarily due to the full amortization in the fourth quarter of 2012 of certain in-place lease intangibles related to our 2011 acquisition of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), partially offset by depreciation and amortization expenses related to properties we acquired subsequent to September 30, 2012.
Gain on Extinguishment of Debt
The gain on extinguishment of debt for the three months ended September 30, 2012 resulted primarily from the early repayment of certain mortgage debt. There were no similar material transactions during the three months ended September 30, 2013.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The

$1.3 million increase in the third quarter of 2013 over the prior year is primarily due to greater investment activity in the third quarter of 2013 ($1.2 billion) versus the comparable 2012 period ($0.3 billion).
Other
Other consists primarily of building rent expense paid to lease certain of our senior living operating communities. The increase in other during the three months ended September 30, 2013 compared to the same period in 2012 is due primarily to acquisitions in the fourth quarter of 2012.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets. Income tax benefit for the three months ended September 30, 2012 was due primarily to the income tax benefit of ordinary losses related to our taxable REIT subsidiaries (“TRS” or “TRS entities”) and the reduction of certain income tax contingency reserves, including interest, related to our 2008 U.S. federal income tax return.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2013 reflects activity related to 19 properties, two of which were sold during the third quarter of 2013 and 17 of which were classified as held for sale as of September 30, 2013. We recognized a minimal net gain on properties reported as discontinued operations for the three months ended September 30, 2013. Discontinued operations for the comparable 2012 period reflects activity related to 58 properties, two of which were sold during the third quarter of 2012, resulting in a net gain of $0.4 million, and two seniors housing communities for which we declined to exercise our renewal option on the operating lease (under which we were the lessee).
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended September 30, 2013 represents our partners’ joint venture interests in 50 properties. Net loss attributable to noncontrolling interest for the three months ended September 30, 2012 represents our partners’ joint venture interests in 39 properties.

Nine Months Ended September 30, 2013 and 2012
The table below shows our results of operations for the nine months ended September 30, 2013 and 2012 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$649,061	$617,268	$31,793	5.2%
Senior Living Operations	333,315	286,719	46,596	16.3
MOB Operations	224,067	172,569	51,498	29.8
All Other	46,047	25,223	20,824	82.6
Total segment NOI	1,252,490	1,101,779	150,711	13.7
Interest and other income	1,901	442	1,459	> 100
Interest expense	(245,622)	(214,028)	(31,594)	(14.8)
Depreciation and amortization	(528,180)	(534,792)	6,612	1.2
General, administrative and professional fees	(84,760)	(75,488)	(9,272)	(12.3)
Gain (loss) on extinguishment of debt	909	(38,339)	39,248	> 100
Merger-related expenses and deal costs	(17,137)	(49,566)	32,429	65.4
Other	(13,325)	(5,052)	(8,273)	( > 100 )
Income before income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	366,276	184,956	181,320	98.0
Income from unconsolidated entities	533	17,905	(17,372)	(97.0)
Income tax benefit	13,100	2,727	10,373	> 100
Income from continuing operations	379,909	205,588	174,321	84.8
Discontinued operations	(33,679)	70,061	(103,740)	( > 100 )
Net income	346,230	275,649	70,581	25.6
Net income (loss) attributable to noncontrolling interest	1,161	(884)	(2,045)	( > 100 )
Net income attributable to common stockholders	$345,069	$276,533	68,536	24.8
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$645,719	$613,939	$31,780	5.2%
Other services revenue	3,342	3,329	13	0.4
Segment NOI	$649,061	$617,268	31,793	5.2
Triple-net leased properties segment NOI increased during the nine months ended September 30, 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under certain of our existing triple-net leases and rent from the properties we acquired after January 1, 2012.

The following table compares results of continuing operations for our 825 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2012 through September 30, 2013.

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$622,937	$612,024	$10,913	1.8%
Other services revenue	3,342	3,329	13	0.4
Segment NOI	$626,279	$615,353	10,926	1.8
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,039,876	$905,190	$134,686	14.9%
Less:
Property-level operating expenses	(706,561)	(618,471)	(88,090)	(14.2)
Segment NOI	$333,315	$286,719	46,596	16.3
Our senior living operations segment revenues increased for the nine months ended September 30, 2013 over the same period of 2012 primarily due to the seniors housing communities we acquired after January 1, 2012, including the 16 seniors housing communities managed by Sunrise that we acquired in May 2012, higher average unit occupancy rates in our communities and higher average monthly revenue per occupied room.
Property-level operating expenses increased for the nine months ended September 30, 2013 over the same period in 2012 primarily due to the acquired properties described above, increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 188 same-store stabilized senior living operating communities. For purposes of this table, we define same-store stabilized communities as communities that we owned and classified as stable for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—Senior Living Operations:
Total revenues	$859,857	$819,602	$40,255	4.9%
Less:
Property-level operating expenses	(587,315)	(558,263)	(29,052)	(5.2)
Segment NOI	$272,542	$261,339	11,203	4.3

Same-store stabilized senior living operations NOI increased year over year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the nine months ended September 30, 2013 and 2012:

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Stabilized communities	234	202	91.3%	89.8%	$5,495	$5,409
Non-stabilized communities	3	12	74.5	82.2	4,779	5,135
Total	237	214	91.1	89.3	5,488	5,394
Same-store stabilized communities	188	188	91.2	89.9	5,543	5,365
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$337,536	$253,889	$83,647	32.9%
Medical office building services revenue	7,226	13,462	(6,236)	(46.3)
Total revenues	344,762	267,351	77,411	29.0
Less:
Property-level operating expenses	(115,738)	(86,468)	(29,270)	(33.9)
Medical office building services costs	(4,957)	(8,314)	3,357	40.4
Segment NOI	$224,067	$172,569	51,498	29.8
The increases in our MOB operations segment revenues and property-level operating expenses for the nine months ended September 30, 2013 over the same period in 2012 are attributed primarily to the MOBs we acquired in April 2012 in connection with the Cogdell Spencer Inc. (“Cogdell”) acquisition and other MOBs we acquired after January 1, 2012, including the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities.
Medical office building services revenue and costs both decreased year over year primarily due to reduced construction activity during 2013 compared to 2012.
The following table compares results of continuing operations for our 173 same-store stabilized MOBs. For purposes of this table, we define same-store stabilized MOBs as MOBs that we owned and classified as stable for the entire period from January 1, 2012 through September 30, 2013.

	For the Nine Months Ended September 30,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Stabilized Segment NOI—MOB Operations:
Rental income	$167,303	$167,428	$(125)	(0.1)%
Less:
Property-level operating expenses	(55,194)	(54,173)	(1,021)	(1.9)
Segment NOI	$112,109	$113,255	(1,146)	(1.0)

The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the nine months ended September 30, 2013 and 2012:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012
Stabilized MOBs	293	279	91.4%	91.6%	$30	$29
Non-stabilized MOBs	17	13	75.4	71.8	32	39
Total	310	292	90.2	90.2	30	29
Same-store stabilized MOBs	173	173	89.8	91.1	30	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased for the nine months ended September 30, 2013 over the same period in 2012 primarily due to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which had a weighted average effective interest rate of 9.3% at issuance, and gains on the sale of marketable debt securities during the second quarter of 2013, partially offset by the sales of portions of certain loans receivable and loan repayments in 2013.
Interest Expense
The $24.6 million increase in total interest expense, including interest allocated to discontinued operations of $3.4 million and $10.4 million for the nine months ended September 30, 2013 and 2012, respectively, is attributed primarily to $39.1 million of additional interest due to higher debt balances, partially offset by a $13.8 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 3.8% for the nine months ended September 30, 2013, compared to 4.0% for the same period in 2012.
General, Administrative and Professional Fees
General, administrative and professional fees increased year over year primarily due to our continued organizational growth, some of which occurred subsequent to the Cogdell acquisition.
Gain/Loss on Extinguishment of Debt
The loss on extinguishment of debt for the nine months ended September 30, 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017, partially offset by a gain recognized on the repayment of certain mortgage debt. Transactions related to the extinguishment of debt during the nine months ended September 30, 2013 were not material to our results.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $32.4 million decrease for the nine months ended September 30, 2013 over the prior year is primarily due to lower transition and integration costs attributable to lower investment activity in 2013 compared to 2012.
Other
Other consists primarily of building rent expense paid to lease certain of our senior living operating communities. The increase in other during the nine months ended September 30, 2013 compared to the same period in 2012 is due primarily to acquisitions in the fourth quarter of 2012.
Income Tax Benefit
Income tax benefit for the nine months ended September 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities. Income tax benefit for the nine months ended September 30, 2012 was due primarily to the income tax benefit of ordinary losses related to our TRS entities, partially offset by a valuation allowance recorded against certain deferred tax assets of one of our other TRS entities.

Discontinued Operations
Discontinued operations for the nine months ended September 30, 2013 reflects activity related to 36 properties, 19 of which were sold during the nine months ended September 30, 2013 and 17 of which were classified as held for sale as of September 30, 2013. We recognized a net gain of $2.2 million on properties reported as discontinued operations for the nine months ended September 30, 2013. Discontinued operations for the comparable 2012 period reflects activity related to 81 properties, 27 of which were sold during the nine months ended September 30, 2012, resulting in a net gain of $79.1 million.
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the nine months ended September 30, 2013 represents our partners’ joint venture interests in 58 properties. Net loss attributable to noncontrolling interest for the nine months ended September 30, 2012 represents our partners’ joint venture interests in 40 properties.
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
Our FFO and normalized FFO for the three and nine months ended September 30, 2013 and 2012 are summarized in the following table. The increases in normalized FFO for the three and nine months ended September 30, 2013 over the same periods in 2012 are due primarily to our 2012 and 2013 investments, NOI increases in each of our reportable business segments and lower weighted average interest rates. These benefits were partially offset by higher debt balances, asset sales and receipt of loan repayments throughout 2013 and 2012.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income attributable to common stockholders	$118,296	$111,882	$345,069	$276,533
Adjustments:
Real estate depreciation and amortization	176,263	187,288	524,039	531,637
Real estate depreciation related to noncontrolling interest	(2,719)	(2,221)	(7,838)	(6,068)
Real estate depreciation related to unconsolidated entities	1,634	1,700	4,902	6,006
Gain on re-measurement of equity interest upon acquisition, net	—	(16,645)	(1,241)	(16,645)
Discontinued operations:
Gain on real estate dispositions, net	(488)	(357)	(2,683)	(79,148)
Depreciation on real estate assets	10,682	8,082	41,145	28,235
FFO	303,668	289,729	903,393	740,550
Adjustments:
Change in fair value of financial instruments	—	58	25	151
Income tax benefit	(2,780)	(8,870)	(13,100)	(2,731)
(Gain) loss on extinguishment of debt	(189)	(1,194)	(1,062)	38,339
Merger-related expenses and deal costs	6,209	4,917	17,063	49,566
Amortization of other intangibles	256	256	767	767
Normalized FFO	$307,164	$284,896	$907,086	$826,642

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides additional information with which to evaluate the performance of our operations and serves as another indication of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table reconciles Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)
Net income	$118,599	$111,821	$346,230	$275,649
Adjustments:
Interest	84,999	76,510	249,024	224,425
(Gain) loss on extinguishment of debt, net	(189)	(1,194)	(1,062)	38,339
Taxes (including amounts in general, administrative and professional fees)	(1,462)	(7,864)	(9,436)	138
Depreciation and amortization	188,392	196,622	569,325	563,027
Non-cash stock-based compensation expense	4,210	5,443	15,010	16,529
Merger-related expenses and deal costs	6,208	4,917	17,137	49,566
Gain on real estate dispositions, net	(488)	(357)	(2,683)	(79,148)
Change in fair value of financial instruments	—	58	25	151
Gain on re-measurement of equity interest upon acquisition, net	—	(16,645)	(1,241)	(16,645)
Adjusted EBITDA	$400,269	$369,311	$1,182,329	$1,072,031

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table reconciles NOI to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(In thousands)		(In thousands)
Net income	$118,599	$111,821	$346,230	$275,649
Adjustments:
Interest and other income	(66)	(1,457)	(1,901)	(6,393)
Interest	84,999	76,510	249,024	224,425
Depreciation and amortization	188,392	196,622	569,325	563,027
General, administrative and professional fees	28,659	26,877	84,760	75,790
(Gain) loss on extinguishment of debt	(189)	(1,194)	(1,062)	38,339
Merger-related expenses and deal costs	6,208	4,917	17,137	49,566
Other	4,346	2,508	12,823	6,824
Income from unconsolidated entities	(110)	(17,074)	(533)	(17,905)
Income tax benefit	(2,780)	(8,870)	(13,100)	(2,731)
Gain on real estate dispositions, net	(46)	(357)	(2,241)	(79,148)
NOI	428,012	390,303	1,260,462	1,127,443
Discontinued operations	(2,455)	(5,915)	(7,972)	(25,664)
NOI (excluding amounts in discontinued operations)	$425,557	$384,388	$1,252,490	$1,101,779
Liquidity and Capital Resources
As of September 30, 2013, we had a total of $54.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2013, we also had escrow deposits and restricted cash of $98.2 million and $1.54 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the nine months ended September 30, 2013, our principal sources of liquidity were proceeds from cash flows from operations, the issuance of equity and debt securities, proceeds from repayments of our loans receivable, proceeds from asset sales and cash on hand.
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

Unsecured Revolving Credit Facility and Term Loans
We have $2.0 billion of aggregate borrowing capacity under our unsecured revolving credit facility, which may be increased to up to $2.5 billion at our option, subject to the satisfaction of certain conditions, and includes sublimits of (a) up to $200 million for letters of credit, (b) up to $200 million for swingline loans, (c) up to $250 million for loans in certain alternative currencies, and (d) up to 50% of the facility for certain negotiated rate loans. Borrowings under our unsecured revolving credit facility bear interest at a fluctuating rate per annum equal to a reference rate (the applicable LIBOR for Eurocurrency rate loans and the higher of (i) the federal funds rate plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the applicable LIBOR plus 1.0% for base rate loans) plus a spread based on our senior unsecured long-term debt ratings. We also pay a facility fee ranging from 15 basis points to 45 basis points per annum (based on our senior unsecured long-term debt ratings) on the aggregate revolving commitments under our unsecured revolving credit facility. At September 30, 2013, the applicable spread was 110 basis points for Eurocurrency rate loans and 10 basis points for base rate loans and the facility fee was 17.5 basis points. Borrowings under our unsecured revolving credit facility mature on October 16, 2015, but may be extended for an additional period of one year at our option, subject to the satisfaction of certain conditions.
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
In September 2013, we issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016, at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before any underwriting discounts and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043, at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before any underwriting discounts and expenses.
Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. During the three months ended March 31, 2013, we issued and sold a total of 72,300 shares of common stock under the program for aggregate net proceeds of $5.1 million, after sales commissions of $0.1 million. During the three months ended June 30, 2013, we issued and sold a total of 1,056,400 shares of common stock under the program for aggregate net proceeds of $77.3 million, after sales commissions of $1.2 million. During the three months ended September 30, 2013, we issued and sold a total of 374,805 shares of common stock under the program for aggregate net proceeds of $23.7 million, after sales commissions of $0.4 million.
As of September 30, 2013, approximately $642.3 million of our common stock remained available for sale under our ATM equity offering program. Since September 30, 2013, we have issued and sold a total of 450,410 shares of common stock under the program for aggregate net proceeds of $27.9 million, after sales agent commissions of $0.4 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2013 and 2012:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2013	2012	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$67,908	$45,807	$22,101	48.2%
Net cash provided by operating activities	835,429	709,319	126,110	17.8
Net cash used in investing activities	(1,178,101)	(1,213,906)	35,805	2.9
Net cash provided by financing activities	329,495	517,252	(187,757)	(36.3)
Effect of foreign currency translation on cash and cash equivalents	(59)	58	(117)	( > 100 )
Cash and cash equivalents at end of period	$54,672	$58,530	(3,858)	(6.6)

Cash Flows from Operating Activities
Cash flows from operating activities increased during the nine months ended September 30, 2013 over the same period in 2012 primarily due to increases in NOI and FFO as previously described.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2013 and 2012 consisted primarily of cash paid for our investments in real estate ($1.4 billion and $1.2 billion in 2013 and 2012, respectively), investments in loans receivable and other ($34.7 million and $30.5 million in 2013 and 2012, respectively), capital expenditures ($50.6 million and $42.3 million in 2013 and 2012, respectively) and development project expenditures ($74.7 million and $90.1 million in 2013 and 2012, respectively). These uses were partially offset by proceeds from loans receivable ($299.2 million and $34.8 million in 2013 and 2012, respectively), proceeds from real estate disposals ($29.2 million and $75.1 million in 2013 and 2012, respectively) and proceeds from sale of marketable securities ($5.5 million in 2013).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2013 and 2012 consisted primarily of net proceeds from the issuance of debt ($1.8 billion and $1.6 billion in 2013 and 2012, respectively), net proceeds from the issuance of common stock ($106.0 million and $342.5 million in 2013 and 2012, respectively) and net draws made on our unsecured revolving credit facility ($248.9 million in 2012). These cash inflows were partially offset by net payments made on our unsecured revolving credit facility ($92.6 million in 2013), debt repayments ($840.5 million and $1.1 billion in 2013 and 2012, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($599.9 million and $552.6 million in 2013 and 2012, respectively), and payments for deferred financing costs ($20.0 million and $4.3 million in 2013 and 2012, respectively).
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties. The construction of these properties is funded through capital provided by us and, in some circumstances, our joint venture partners. As of September 30, 2013, three projects were in various stages of development pursuant to these agreements. Through September 30, 2013, we have funded $3.9 million of our estimated total commitment over the projected development period ($19.0 million to $25.0 million) toward these projects.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of September 30, 2013 and December 31, 2012:

	As of September 30, 2013	As of December 31, 2012
	(In thousands)
Gross book value	$7,826,261	$6,522,295
Fair value (1)	7,946,636	6,936,849
Fair value reflecting change in interest rates (1):
-100 BPS	8,275,807	7,164,166
+100 BPS	7,510,703	6,559,949

(1)	The change in fair value of our fixed rate debt from December 31, 2012 to September 30, 2013 was due primarily to senior note issuances, partially offset by senior note repayments in 2013.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of September 30, 2013	As of December 31, 2012	As of September 30, 2012
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$5,418,543	$4,079,643	$3,154,643
Mortgage loans and other (1)	2,407,718	2,442,652	2,491,995
Variable rate:
Unsecured revolving credit facility	447,970	540,727	704,770
Unsecured term loans	680,739	685,336	506,509
Mortgage loans and other (1)	404,048	437,957	406,188
Total	$9,359,018	$8,186,315	$7,264,105
Percentage of total debt:
Fixed rate:
Senior notes and other	57.9%	49.8%	43.4%
Mortgage loans and other	25.7	29.8	34.3
Variable rate:
Unsecured revolving credit facility	4.8	6.6	9.7
Unsecured term loans	7.3	8.4	7.0
Mortgage loans and other	4.3	5.4	5.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.7%	4.0%	4.4%
Mortgage loans and other	6.0	6.1	6.1
Variable rate:
Unsecured revolving credit facility	1.3	1.5	1.3
Unsecured term loans	1.6	1.6	1.7
Mortgage loans and other	1.8	1.9	1.9
Total	3.9	4.1	4.4

(1)	In October 2013, we repaid in full approximately $40.9 million of the mortgage loans outstanding as of September 30, 2013.
The variable rate debt in the table above reflects, in part, the effect of $154.4 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $60.4 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at September 30, 2013 compared to December 31, 2012 is primarily attributable to the repayment of borrowings outstanding under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2013, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2013, interest expense for 2013 would increase by approximately $15.2 million, or $0.05 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

As of September 30, 2013 and December 31, 2012, our joint venture and operating partners’ aggregate share of total debt was $177.9 million and $174.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $91.0 million and $92.8 million as of September 30, 2013 and December 31, 2012, respectively.
As of September 30, 2013 and December 31, 2012, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $429.5 million and $701.9 million, respectively.
We are subject to fluctuations in U.S. and Canadian currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar relative to the U.S. dollar impact the amount of net income we earn from our 12 seniors housing communities in Canada. Based solely on our results for the nine months ended September 30, 2013, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by less than $0.1 million for the nine-month period. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may also decide to transact additional business or borrow funds under our unsecured revolving credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue hedging alternatives (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
In the future, we may engage in hedging strategies to manage our exposure to market risks, depending on an analysis of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2013, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the third quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 12—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
On July 1, 2013, NHP/PMB L.P. (“NHP/PMB”), a limited partnership in which we own a majority interest, issued 59,144 Class A limited partnership units (“OP Units”) in connection with the contribution of an MOB to NHP/PMB. At any time following the first anniversary of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. The OP Units were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the three months ended September 30, 2013:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	15,656	$68.61
August 1 through August 31	217	61.08
September 1 through September 30	—	—

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
4.1
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, File No. 333-180521.
4.2	First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.
4.3	Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 25, 2013

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, File No. 333-180521.
4.2	First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.
4.3	Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.