Form 10-K
period 2013-12-31
VENTAS INC
filed 2014-02-18
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as reported on the New York Stock Exchange as of June 28, 2013, was $20.3 billion. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 11, 2014, 294,281,857 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2014 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•
Macroeconomic conditions such as a disruption of or lack of access to the capital markets, changes in the debt rating on U.S. government securities, default or delay in payment by the United States of its obligations, and changes in the federal or state budgets resulting in the reduction or nonpayment of Medicare or Medicaid reimbursement rates;

•	The nature and extent of future competition, including new construction in the markets in which our seniors housing communities and medical office buildings (“MOBs”) are located;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs as a result of changes in interest rates and other factors;

•
The ability of our operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2013 and for the year ending December 31, 2014;

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

•	Changes in currency exchange rates for U.S. or Canadian dollars or any other currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index (“CPI”) and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
The impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants, operators, borrowers and managers and our ability and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•
Risks associated with our MOB portfolio and operations, including our ability to successfully design, develop and manage MOBs, to accurately estimate our costs in fixed fee-for-service projects and to retain key personnel;

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
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
Neither Atria Senior Living, Inc. (“Atria”) nor Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

ii

iii

PART I
ITEM 1.    Business
BUSINESS
Overview
Ventas, Inc., an S&P 500 company, is a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2013, we owned nearly 1,500 properties, including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. Our company was originally incorporated under the laws of Kentucky in 1983, commenced operations in 1985, reorganized as a Delaware corporation in 1987 and is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2013, we leased a total of 907 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 239 of our seniors housing communities for us pursuant to long-term management agreements.
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
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. See our Consolidated Financial Statements and the related notes, including “Note 2—Accounting Policies,” included in Part II, Item 8 of this Annual Report on Form 10-K.
Business Strategy
We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of: (1) generating reliable and growing cash flows; (2) maintaining a balanced, diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Generating Reliable and Growing Cash Flows
Generating reliable and growing cash flows from our seniors housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase shareholder value through profitable investments. The combination of steady contractual growth from our long-term triple-net leases and stable cash flows from our MOBs with the higher growth potential inherent in our seniors housing operating communities drives our ability to generate sustainable, growing cash flows that are resilient to economic downturns.
Maintaining a Balanced, Diversified Portfolio
We believe that maintaining a balanced portfolio of high-quality assets diversified by geographic location, asset type, tenant/operator, revenue source and operating model diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any individual tenant, operator or manager and making us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.
Preserving Our Financial Strength, Flexibility and Liquidity
A strong, flexible balance sheet and excellent liquidity position us favorably to capitalize on strategic growth opportunities in the seniors housing and healthcare industries through acquisitions, investments, and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of liquidity, including unsecured bank debt, mortgage financings and the public debt and equity markets.

2013 Highlights

•	We paid an annual cash dividend on our common stock of $2.735 per share, which represents an increase of more than 10% over the prior year.

•	We invested approximately $1.8 billion in seniors housing communities, MOBs and loans and other investments.

•	We invested approximately $96 million in redevelopment and development projects across each of our three segments.

•	We generated cash flows from operations of approximately $1.2 billion, which represents an increase of more than 20% over 2012.

•
We renewed, sold or transitioned to new operators all 89 licensed healthcare assets leased by Kindred whose lease terms expired during the second quarter of 2013, and we entered into favorable agreements with Kindred to extend the leases at a higher rental rate with respect to 48 of the 108 licensed healthcare assets whose lease terms were originally scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). See “Significant Tenants, Operators and Managers—Triple-Net Leased Properties—Kindred Master Leases.”

•	We issued and sold $1.6 billion aggregate principal amount of senior notes having a weighted average interest rate of 3.3% and a weighted average initial maturity of 13.6 years.

•
We entered into a new $3 billion unsecured credit facility, comprised of a $2 billion revolving credit facility initially priced at 100 basis points over LIBOR, and a $200 million four-year term loan and an $800 million five-year term loan, each initially priced at 105 basis points over LIBOR.

•
We established an “at-the-market” equity offering program through which we may sell up to an aggregate of $750.0 million of our common stock, and we issued and sold a total of 2,069,200 shares at an average price of $69.42 per share for aggregate net proceeds (after sales agent commissions) of $141.5 million under the program.

•	We sold assets, including loans, and received final repayment on loans receivable for aggregate proceeds of approximately $358 million.

Portfolio Summary
The following table summarizes our portfolio of properties and other investments, excluding investments in unconsolidated entities and properties classified as held for sale, as of and for the year ended December 31, 2013:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties(1)	# of Units/Beds/ Sq. Ft. (2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue (3)	Percent of Total Revenues	Number of States/ Provinces(4)
	(Dollars in thousands)
Seniors housing communities	694	61,604	$14,003,816	64.3%	$227.3	$1,818,812	64.7%	46
MOBs (5)	309	16,687,925	3,963,705	18.2	0.2	467,916	16.7	29
Skilled nursing and other facilities	371	41,839	2,940,617	13.5	70.3	344,114	12.2	41
Hospitals	47	3,820	495,454	2.3	129.7	118,956	4.2	18
Total properties	1,421		21,403,592	98.3		2,749,798	97.8	49
Loans and investments			376,229	1.7		58,208	2.1
Other			—	—		2,047	0.1
Total			$21,779,821	100.0%		$2,810,053	100.0%

nm—not meaningful.

(1)
Excludes 20 seniors housing communities, 18 MOBs and 14 skilled nursing facilities included in investments in unconsolidated entities. Also excludes eight seniors housing communities, seven skilled nursing facilities, and four MOBs classified as held for sale as of December 31, 2013.

(2)	Seniors housing communities are measured in units; MOBs are measured by square footage; and skilled nursing and other facilities and hospitals are measured by bed count.

(3)	Revenues relate to the actual period of ownership and do not necessarily reflect a full year.

(4)
As of December 31, 2013, our consolidated properties were located in 46 states, the District of Columbia and two Canadian provinces and, excluding MOBs, were operated or managed by 72 different third-party healthcare operating companies, including the following publicly traded companies or their subsidiaries: Brookdale (145 properties); Kindred (142 properties); Emeritus Corporation (16 properties) and Capital Senior Living Corporation (12 properties).

(5)
As of December 31, 2013, we leased 30 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 258 of our consolidated MOBs and 44 of our consolidated MOBs were managed by 15 different third-party managers. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 81 MOBs as of December 31, 2013.

Seniors Housing and Healthcare Properties
As of December 31, 2013, we owned 1,473 seniors housing and healthcare properties, including investments in unconsolidated entities, but excluding properties classified as held for sale, as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	685	9	20	714
MOBs	282	27	18	327
Skilled nursing and other facilities	365	6	14	385
Hospitals	46	1	—	47
Total	1,378	43	52	1,473
Seniors Housing Communities
Our seniors housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one bedroom and two bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers, close coordination with the resident’s physician and skilled nursing facilities. Charges for room, board and services are generally paid from private sources.
Medical Office Buildings
Our MOBs are typically multi-tenant properties leased to several different unrelated medical practices, although they can be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, with space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. While MOBs are similar to commercial office buildings, they require more plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2013, we owned or managed for third parties approximately 21 million square feet of MOBs, a significant majority of which are located on or near an acute care hospital campus (“on campus”).
Skilled Nursing and Other Facilities
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
Hospitals
Substantially all of our hospitals are operated as long-term acute care hospitals, which have a Medicare average length of stay greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our long-term acute care hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two hospitals focused on providing children’s care and five rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.
Geographic Diversification of Properties
Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States and Canada, with properties in only one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the year ended December 31, 2013.

The following table shows our rental income and resident fees and services by geographic location for the year ended December 31, 2013:

	Rental Income and Resident Fees and Services (1)	Percent of Total Revenues (1)
	(Dollars in thousands)
Geographic Location
California	$407,347	14.5%
New York	280,306	10.0
Texas	190,635	6.8
Illinois	132,402	4.7
Florida	116,253	4.1
Massachusetts	113,932	4.1
Pennsylvania	105,679	3.8
New Jersey	85,299	3.0
North Carolina	81,915	2.9
Arizona	79,526	2.8
Other (36 states and the District of Columbia)	1,045,500	37.2
Total U.S	2,638,794	93.9%
Canada (two Canadian provinces)	93,195	3.3
Total	$2,731,989	97.2%	(2)

(1)
Rental income and resident fees and services relate to the actual period of ownership and do not necessarily reflect a full year. This presentation excludes revenues from properties sold during 2013 and properties classified as held for sale as of December 31, 2013.

(2)	The remainder of our total revenues is medical office building and other services revenue, income from loans and investments and interest and other income.
The following table shows our NOI by geographic location for the year ended December 31, 2013:

	NOI (1)	Percent of Total NOI (1)
	(Dollars in thousands)
Geographic Location
California	$225,371	13.3%
Texas	128,480	7.6
New York	114,580	6.8
Illinois	84,620	5.0
Florida	78,640	4.7
Massachusetts	76,866	4.6
Indiana	58,688	3.5
North Carolina	58,134	3.4
Wisconsin	54,047	3.2
Ohio	52,629	3.1
Other (36 states and the District of Columbia)	710,654	42.0
Total U.S	1,642,709	97.2%
Canada (two Canadian provinces)	47,350	2.8
Total	$1,690,059	100.0%

(1)
NOI relates to the actual period of ownership and does not necessarily reflect a full year. This presentation excludes NOI from properties sold during 2013 and properties classified as held for sale as of December 31, 2013.

See “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the geographic diversification of our portfolio.
Certificates of Need
Our skilled nursing facilities and hospitals are generally subject to federal, state and local licensure statutes and statutes that may require regulatory approval, in the form of a certificate of need (“CON”) issued by a governmental agency with jurisdiction over healthcare facilities, prior to the expansion of existing facilities, construction of new facilities, addition of beds, acquisition of major equipment or introduction of new services. CON requirements, which are not uniform throughout the United States, may restrict our or our operators’ ability to expand our properties in certain circumstances.
The following table shows the percentages of our rental income (excluding amounts in discontinued operations) for the year ended December 31, 2013 that are derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	67.2%	49.6%	62.7%
States without CON requirements	32.8	50.4	37.3
Total	100.0%	100.0%	100.0%
Loans and Investments
As of December 31, 2013, we had $414.7 million of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. See “Note 6—Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Development and Redevelopment Projects
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties. The construction of these properties is funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2013, we had three new properties under development pursuant to these agreements. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Segment Information
We evaluate our performance and allocate resources based on three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable. For further information regarding our business segments, see “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Significant Tenants, Operators and Managers
The following table provides information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2013:

	Number of Properties Leased or Managed (1)	Percent of Total Real Estate Investments (2)	Percent of Total Revenues (3)	Percent of NOI (3)
Senior living operations	239	33.9%	50.2%	26.6%
Brookdale Senior Living (4)	145	9.7	5.6	9.2
Kindred	142	3.2	8.1	13.4

(1)	Excludes properties classified as held for sale as of December 31, 2013.

(2)	Based on gross book value (excluding properties classified as held for sale as of December 31, 2013 and six properties included in investments in unconsolidated entities).

(3)
Amounts relate to the actual period of ownership and do not necessarily reflect a full year. Excludes amounts in discontinued operations. NOI is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs.

(4)	Excludes six properties included in investments in unconsolidated entities.
Triple-Net Leased Properties
Each of our leases with Brookdale Senior Living and our master lease agreements with Kindred (the “Kindred Master Leases”) is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals (as described in more detail below).
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI and had a meaningful impact on our total revenues and NOI for the year ended December 31, 2013. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations or liquidity and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risks Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living and Kindred generate a meaningful portion of our revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
Brookdale Senior Living Leases
As of December 31, 2013, we leased a total of 145 properties to Brookdale Senior Living, excluding properties classified as held for sale and six properties included in investments in unconsolidated entities, pursuant to multiple lease agreements. Our leases with Brookdale Senior Living have an average term of 15 years and are subject to two or more successive five- or ten-year renewal terms at Brookdale Senior Living’s option, provided certain conditions are satisfied.
Under the terms of our leases, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. For 2014, the current aggregate contractual cash base rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, is approximately $156.5 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, is approximately $153.9 million (in each case, excluding six properties included in investments in unconsolidated entities and properties classified as held for sale as of December 31, 2013). See “Note 3—Concentration of Credit Risk” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Kindred Master Leases
As of December 31, 2013, we leased a total of 142 properties to Kindred pursuant to five Kindred Master Leases. The properties leased pursuant to our Kindred Master Leases are grouped into bundles, or “renewal groups,” with each renewal group containing a varying number of geographically diversified properties. All properties within a single renewal group have the same current lease term of five to ten years, and each renewal group is currently subject to one or more successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group.
The aggregate annual rent we receive under each Kindred Master Lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, with base rent escalation under the four original Kindred Master Leases contingent upon the satisfaction of specified facility revenue parameters. The annual rent escalator under three Kindred Master Leases is 2.7%, and the annual rent escalator under the other two Kindred Master Leases is based on year-over-year changes in CPI, subject to floors and caps.
During 2013, we renewed, sold or transitioned to new operators all 89 licensed healthcare assets leased by Kindred whose lease terms expired during the second quarter of 2013. Specifically, Kindred irrevocably renewed for a five-year term three renewal groups covering a total of 25 properties, and we entered into a fifth Kindred Master Lease originally with respect to ten long-term acute care hospitals. The fifth Kindred Master Lease has an initial term of ten years (which commenced May 1, 2013) and is subject to three successive five-year, “all or nothing” renewal terms at Kindred’s option. Of the remaining 54 skilled nursing facilities, we leased 50 properties to eight qualified healthcare operators pursuant to new long-term triple-net leases (the “New Leases”) and we sold four properties. The New Leases have an average weighted initial lease term of more than 11 years.
In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets comprising the 2015 Renewal Assets. Current aggregate annual rent for the 2015 Renewal Assets is $138 million. The 48 re-leased properties consist of 26 skilled nursing facilities and 22 long-term acute care hospitals. New annual rent, commencing October 1, 2014, will be $95.9 million, an increase of $15 million over then current annual base rent. On October 1, 2013, Kindred also paid us $20 million, which will be amortized over the new lease terms.
We have launched a comprehensive project to re-lease to qualified healthcare operators or otherwise reposition the remaining 60 skilled nursing facilities included in the 2015 Renewal Assets (the “Marketed Assets”). As part of our agreements, we and Kindred agreed to accelerate the expiration of the lease term for the Marketed Assets to September 30, 2014. Kindred is required to continue to perform all of its obligations, including without limitation, payment of all rental amounts, under the applicable Kindred Master Lease for the Marketed Assets until expiration of the current lease term. Subject to the terms of our agreements, we have the flexibility to transition the Marketed Assets either before or after the September 30, 2014 lease expiration date. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
We believe the net effect from the re-leasing or repositioning of the Marketed Assets will not materially impact our results of operations in 2014 or 2015. However, we cannot assure you of the actual impact of these transactions on our future operations, nor can we assure you as to whether, when or on what terms we will be able to re-lease or reposition any or all of the Marketed Assets to qualified healthcare operators. Our ability to re-lease or reposition the Marketed Assets could be significantly delayed or limited by state licensing, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and incur obligations to preserve the value of, or avoid the imposition of liens on, the Marketed Assets while they are being re-leased or repositioned. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
Assuming that all of the Marketed Assets are re-leased or repositioned on or prior to September 30, 2014 and assuming the applicable facility revenue parameters are met, we currently expect that approximately $206.8 million of aggregate base rent will be due under the five Kindred Master Leases during the year ending December 31, 2014. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Senior Living Operations
As of December 31, 2013, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 237 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements. Most of our management agreements with Atria have initial terms expiring December 31, 2027, with successive automatic ten-year renewal periods. The management fees we pay to Atria under the Atria management agreements are equal to 5% of revenues generated by the applicable properties, plus an incentive management fee of up to an additional 1% of revenues based on the achievement of specified performance targets. Most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). The management fees we pay to Sunrise under the Sunrise management agreements range from 5% to 7% of revenues generated by the applicable properties. For the year ended December 31, 2013, the management fees (including incentive fees) we paid pursuant to our Sunrise management agreements were equal to 6.4% of revenues generated by the applicable properties. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
As managers, Atria and Sunrise do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under those agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Item 1A of this Annual Report on Form 10-K.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two members to the Atria board of directors.
Competition
We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable acquisition or investment terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our pursuit of investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations” included in Item 1A of this Annual Report on Form 10-K and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our tenants, operators and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Seniors housing community, skilled nursing facility and hospital operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. In the case of MOBs, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2013, we had 465 employees, including 303 employees associated with our MOB operations reportable business segment, but excluding 1,315 employees at our Canadian seniors housing communities under the supervision and control of our manager, Sunrise. Although Sunrise is responsible for hiring and maintaining the labor force at each of our Canadian seniors housing communities, we bear many of the costs and risks generally borne by employers, particularly with respect to those properties with unionized labor. None of our employees is subject to a collective bargaining agreement, other than those employees in the Canadian seniors housing communities managed by Sunrise. We believe that relations with our employees are positive. See “Risk Factors—Risks Arising from Our Business—Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
Insurance
We maintain or require in our lease, management and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. We believe that the amount and scope of insurance coverage provided by our policies and the policies required to be maintained by our tenants, operators and managers are customary for similarly situated companies in our industry. Although we regularly monitor our tenants’, operators’ and managers’ compliance with their respective insurance requirements, we cannot assure you that they will maintain the required insurance coverages, and any failure, inability or unwillingness by our tenants, operators and managers to do so could have a Material Adverse Effect on us. We also cannot assure you that we will continue to require the same levels of insurance coverage under our lease, management and other agreements, that such insurance coverage will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses related to our properties upon the occurrence of a catastrophic event, nor can we assure you of the future financial viability of the insurers.
We maintain the property insurance for all of our senior living operations, as well as the general and professional liability insurance for our seniors housing communities and related operations managed by Atria. However, Sunrise maintains the general and professional liability insurance for our seniors housing communities and related operations that it manages in accordance with the terms of our management agreements. Under our management agreements with Sunrise, we may elect, on an annual basis, whether we or Sunrise will bear responsibility for maintaining the required insurance coverage for the applicable properties, but the costs of such insurance are facility expenses paid from the revenues of those properties, regardless of who maintains the insurance.
Through our MOB operations, we provide engineering, construction and architectural services in connection with new development projects, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to our clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.
For various reasons, including to reduce and manage costs, many healthcare companies utilize different organizational and corporate structures coupled with self-insurance trusts or captive programs that may provide less coverage than a traditional insurance policy. As a result, companies that self-insure could incur large funded and unfunded general and professional liability expenses, which could have a material adverse effect on their liquidity, financial condition and results of operations. The implementation of a trust or captive by any of our tenants, operators or managers could adversely affect such person’s ability to satisfy its obligations under, or otherwise comply with the terms of, its respective lease, management and other agreements with us, which could have a Material Adverse Effect on us. Likewise, if we decide to implement a captive or self-insurance program, any large funded and unfunded general and professional liability expenses that we incur could have a Material Adverse Effect on us.
Additional Information
We maintain a website at www.ventasreit.com. The information on our website is not incorporated by reference in this Annual Report on Form 10-K, and our web address is included as an inactive textual reference only.
We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Code of Ethics and Business Conduct and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

GOVERNMENTAL REGULATION
Healthcare Regulation
Overview
For the year ended December 31, 2013, approximately 16% of our total revenues and 30% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to skilled nursing and other facilities and hospitals in which our tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those facilities.
Although the properties within our portfolio may be subject to varying levels of governmental scrutiny, we expect that the healthcare industry, in general, will continue to face increased regulation and pressure in the areas of fraud, waste and abuse, cost control, healthcare management and provision of services, among others. We also expect that efforts by third-party payors, such as the federal Medicare program, state Medicaid programs and private insurance carriers (including health maintenance organizations and other health plans), to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise) will intensify and continue. A significant expansion of applicable federal, state or local laws and regulations, existing or future healthcare reform measures, new interpretations of existing laws and regulations, changes in enforcement priorities, or significant limits on the scope of services reimbursed or reductions in reimbursement rates could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Licensure, Certification and CONs
In general, the operators of our skilled nursing facilities must be licensed on an annual or biannual basis and certified annually through various regulatory agencies that determine compliance with federal, state and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of nursing care provided by the operator, qualifications of the operator’s administrative personnel and nursing staff, adequacy of the physical plant and equipment and continuing compliance with laws and regulations governing the operation of skilled nursing facilities. The failure to maintain or renew any required license or regulatory approval or to correct serious deficiencies identified in a compliance survey could prevent an operator from continuing operations at a property, and a loss of licensure or certification could adversely affect a skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
The operators of our hospitals must meet the applicable conditions of participation established by the U.S. Department of Health and Human Services (“HHS”) and comply with state and local laws and regulations in order to receive Medicare and Medicaid reimbursement. Such conditions relate to the type of hospital and its equipment, personnel and standard of medical care, and hospital operators must undergo periodic on-site licensure surveys, which generally are limited if the hospital is accredited by The Joint Commission (formerly the Joint Commission on Accreditation of Healthcare Organizations) or other recognized accreditation organizations. A loss of licensure or certification could adversely affect a hospital operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
In addition, many of our skilled nursing facilities and hospitals are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.
Compared to skilled nursing facilities and hospitals, seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.
Fraud and Abuse Enforcement
Federal and state laws and regulations prohibit a wide variety of fraud and abuse by healthcare providers who participate in, receive payments from or make or receive referrals for work in connection with government-funded healthcare programs, including Medicare and Medicaid. These federal laws include, among others:

•
The anti-kickback statute (Section 1128B(b) of the Social Security Act), which prohibits certain business practices and relationships, including the payment, receipt or solicitation of any remuneration, directly or indirectly, to induce a referral of any patient or service or item covered by a federal health care program, including Medicare, or a state health program, such as Medicaid;

•
The physician self-referral prohibition (Ethics in Patient Referrals Act of 1989, commonly referred to as the “Stark Law”), which prohibits referrals by physicians of Medicare or Medicaid patients to providers of a broad range of designated healthcare services with which the physicians (or their immediate family members) have ownership interests or certain other financial arrangements;

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

Sanctions for violating these federal laws include criminal and civil penalties, such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. These laws also impose an affirmative duty on operators to ensure that they do not employ or contract with persons excluded from the Medicare and other governmental healthcare programs.
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
In the ordinary course of their business, the operators of our properties have been and are subject regularly to inquiries, investigations and audits by federal and state agencies that oversee applicable laws and regulations. Increased funding through recent federal and state legislation and the creation of a series of new healthcare crimes by HIPAA have led to a significant expansion in the number and scope of investigations and enforcement actions over the past several years. Private enforcement of healthcare fraud has also increased, due in large part to amendments to the civil False Claims Act in 1986 that were designed to encourage private individuals to sue on behalf of the government. These whistleblower suits by private individuals, known as qui tam suits, may be filed by almost anyone, including present and former patients or nurses and other employees.
As federal and state budget pressures persist, administrative agencies may continue to escalate their investigation and enforcement efforts to eliminate waste and control fraud and abuse in governmental healthcare programs. A violation of federal or state anti-fraud and abuse laws or regulations by an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Reimbursement
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
The Affordable Care Act, among other things, reduced the inflationary market basket increase included in standard federal payment rates for long-term acute care hospitals by 25 basis points in fiscal year 2010, 50 basis points in fiscal year 2011, 10 basis points in fiscal years 2012 and 2013, 30 basis points in fiscal year 2014, 20 basis points in fiscal years 2015 and 2016, and 75 basis points in fiscal years 2017 through 2019. In addition, under the Affordable Care Act, long-term acute care hospitals and skilled nursing facilities are subject to a rate adjustment to the annual market basket increase to reflect improvements in productivity. In July 2012, after considering the constitutionality of various provisions of the Affordable Care Act, the U.S. Supreme Court upheld the so-called individual mandate and, while it found the provisions expanding Medicaid eligibility unconstitutional, determined that the issue was appropriately remedied by circumscribing the Secretary of Health and Human Services’ enforcement authority, thus leaving the Medicaid expansion intact.
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
In August 2011, President Obama and the U.S. Congress enacted the Budget Control Act of 2011 (the “Budget Control Act”) to increase the federal government’s borrowing authority (the so-called “debt ceiling”) and reduce the federal government’s projected operating deficit. Under the Budget Control Act, a 2% reduction in Medicare payments to long-term acute care hospitals and skilled nursing facilities (part of $1.2 trillion in automatic spending cuts commonly referred to as “sequestration”) was expected to take effect on February 1, 2013. Although delayed by the American Taxpayer Relief Act of 2012, this 2% reduction became effective on April 1, 2013. These measures or any future federal legislation relating to the debt ceiling or deficit reduction could have a material adverse effect on our operators’ liquidity, financial condition or results of operations and their ability to satisfy their obligations to us, which, in turn, could have a Material Adverse Effect on us.
Medicare Reimbursement; Long-Term Acute Care Hospitals
The Balanced Budget Act of 1997 (“BBA”) mandated the creation of a prospective payment system for long-term acute care hospitals (“LTAC PPS”) for cost reporting periods commencing on or after October 1, 2002. LTAC PPS requires payment for a Medicare beneficiary at a predetermined, per discharge amount for each defined patient category (called “Long-Term Care—Diagnosis Related Groups” or “LTC-DRGs”), adjusted for differences in area wage levels. Updates to LTAC PPS payment rates are established by regulators and published annually for the long-term acute care hospital rate year, which coincides with annual updates to the LTC-DRG classification system and corresponds to the federal fiscal year (October 1 through September 30).
The Medicare, Medicaid, and SCHIP Extension Act of 2007 (Pub. L. No. 110-173) (the “Medicare Extension Act”) significantly expanded medical necessity reviews by the Centers for Medicare & Medicaid Services (“CMS”) by requiring long-term acute care hospitals to institute a patient review process to better assess patients upon admission and on a continuing basis for appropriateness of care. In addition, the Medicare Extension Act, among other things, provided the following long-term acute care hospital payment policy changes for a period of three years, all of which were extended for two additional years by the Affordable Care Act:

•	Prevention of the application of the “25-percent rule,” which limits payments from referring co-located hospitals, to freestanding and grandfathered long-term acute care hospitals;

•	Modification of the application of the 25-percent rule to certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities;

•	Prevention of the application of the “very short stay outlier” policy; and

•	Prevention of any one-time adjustments to correct estimates used in implementing LTAC PPS.
Lastly, the Medicare Extension Act introduced a moratorium on new long-term acute care hospitals and beds for three years, which was subsequently extended by the Affordable Care Act and expired on December 29, 2012. In its May 2008 final rule, CMS delayed the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals and increased the patient percentage thresholds for certain urban and rural long-term acute care “hospitals-within-hospitals” and “satellite” facilities for three years, as mandated by the Medicare Extension Act, and set forth policies on implementing the moratorium on new long-term acute care hospitals and beds imposed by the Medicare Extension Act.

In its August 2009 final rule, CMS finalized policies to implement changes required by Section 124 of the Medicare Improvements for Patients & Providers Act of 2008 (Pub. L. No. 110-275), continuing reforms intended to improve the accuracy of Medicare payments for inpatient acute care through the severity-adjusted diagnosis-related group (MS-LTC-DRG) classification system for long-term acute care hospitals.
In its August 2012 final rule, CMS delayed the extension of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals for another year until December 29, 2013.
On August 19, 2013, CMS published its final rule updating LTAC PPS for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the final rule, the LTAC PPS standard federal payment rate will increase by 1.7% in fiscal year 2014, reflecting a 2.5% increase in the market basket index, less both a 0.5% productivity adjustment and 0.3% adjustment mandated by the Affordable Care Act. After taking into account the second year of the three-year phase-in of the permanent one-time budget neutrality adjustment, the LTAC PPS standard federal payment rate in fiscal year 2014 will increase under the final rule by 0.4% over the rate for the last nine months of fiscal year 2013. CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $72 million, or 1.3%, in fiscal year 2014 due to the changes to the standard federal payment rate, to the area wage adjustment and to high-cost and short-stay outlier payments. However, after taking into account the expiration of the moratorium on the implementation of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals that was scheduled to occur on December 29, 2013, which would result in a $90 million reduction, CMS estimates that net payments to long-term acute care hospitals under the final rule will decrease by $18 million in fiscal year 2014 relative to fiscal year 2013. In addition, under the final rule, for long-term acute care hospitals that do not submit quality reporting data with respect to a fiscal year, any annual update to the LTAC PPS standard federal payment rate for discharges by the long-term acute care hospital during the fiscal year and after application of the market basket update will be further reduced by 2.0%.
On December 26, 2013, President Obama signed into law the Pathway for SGR Reform Act of 2013 (the “Pathway for SGR Reform Act”), which prevented a scheduled cut to the Medicare Part B physician fee schedules from taking effect on January 1, 2014. Also known as the “doc fix,” this reprieve from the Medicare payment cut is effective for a period of 90 days (until March 31, 2014), while Congress works to find a permanent solution, and includes several provisions impacting payments to long-term acute care hospitals. Among other things, the Pathway for SGR Reform Act establishes new patient criteria for long-term acute care hospitals to receive reimbursement for services to Medicare beneficiaries at the LTAC PPS rate, rather than the acute inpatient prospective payment system (“IPPS”) rate, and requires CMS to establish a process for a long-term acute care hospital subject to the IPPS payment rate to re-qualify for payment under LTAC PPS. The Pathway for SGR Reform Act also delays full implementation of the 25-percent rule for three years, through fiscal year 2017, and extends the current moratorium on establishing or increasing long-term acute care beds (with certain exceptions) through September 30, 2017.
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators of our long-term acute care hospitals, but we cannot assure you that current rules or future updates to LTAC PPS, LTC-DRGs or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Medicare Reimbursement; Skilled Nursing Facilities
The BBA also mandated the creation of a prospective payment system for skilled nursing facilities (“SNF PPS”) offering Part A covered services. Under SNF PPS, payment amounts are based upon classifications determined through assessments of individual Medicare patients in the skilled nursing facility, rather than on the facility’s reasonable costs. SNF PPS payments, which are made on a per diem basis for each resident, are generally intended to cover all inpatient services for Medicare patients, including routine nursing care, most capital-related costs associated with the inpatient stay and ancillary services, such as respiratory therapy, occupational and physical therapy, speech therapy and certain covered drugs.
In response to widespread healthcare industry concern about the reductions in payments under the BBA, the federal government enacted the Balanced Budget Refinement Act of 1999 (“BBRA”). The BBRA increased the per diem reimbursement rates for certain high acuity patients by 20% from April 1, 2000 until CMS refined the resource utilization groups (“RUGs”) used to determine the daily payment for beneficiaries in skilled nursing facilities in the 2006 fiscal year. The BBRA also imposed a two-year moratorium on the annual cap mandated by the BBA on physical, occupational and speech therapy services provided to a patient by outpatient rehabilitation therapy providers, including Part B covered therapy services in nursing facilities. Although extended multiple times by Congress, relief from the BBA therapy caps expired on December 31, 2009.

Under its final rule updating LTC-DRGs for the 2007 fiscal year, CMS reduced reimbursement of uncollectible Medicare coinsurance amounts for all beneficiaries (other than beneficiaries of both Medicare and Medicaid) from 100% to 70% for skilled nursing facility cost reporting periods beginning on or after October 1, 2005 and set forth various options for classifying and weighting patients transferred to a skilled nursing facility after a hospital stay less than the mean length of stay associated with that particular diagnosis-related group.
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
In its final rule updating the Medicare physician fee schedule for the 2012 calendar year, CMS set a $1,880 cap on physical therapy and speech-language pathology services and a separate $1,880 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process. However, in January 2013, the Middle Class Tax Relief and Job Creation Act of 2012 (Pub. L. No. 112-96) was enacted to lift the caps on therapy services and require a manual review process for those exceptions for which the beneficiary therapy services exceed $3,700 in a year. The Pathway for SGR Reform Act maintains the status quo for outpatient therapy services by extending the exceptions process for outpatient therapy caps through March 31, 2014.
On August 6, 2013, CMS published its final rule updating SNF PPS for the 2014 fiscal year (October 1, 2013 through September 30, 2014). Under the final rule, the SNF PPS standard federal payment rate will increase by 1.3% in fiscal year 2014, reflecting a 2.3% increase in the market basket index, less a 0.5% forecast error adjustment and a 0.5% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities will increase by approximately $470 million in fiscal year 2014.
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators of our skilled nursing facilities, but we cannot assure you that current rules or future updates to SNF PPS, therapy services or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Medicaid Reimbursement; Skilled Nursing Facilities
Approximately two-thirds of all skilled nursing facility residents are dependent on Medicaid. Medicaid reimbursement rates, however, typically are less than the amounts charged by the operators of our skilled nursing facilities. Although the federal government and the states share responsibility for financing Medicaid, states have a wide range of discretion, within certain federal guidelines, to determine eligibility and reimbursement methodology. In addition, federal legislation limits an operator’s ability to withdraw from the Medicaid program by restricting the eviction or transfer of Medicaid residents. As state budget pressures continue to escalate and in an effort to address actual or potential budget shortfalls, many state legislatures have enacted or proposed reductions to Medicaid expenditures by implementing “freezes” or cuts in Medicaid rates paid to providers, including hospitals and skilled nursing facilities, or by restricting eligibility and benefits.
In the Deficit Reduction Act of 2005 (Pub. L. No. 109 171), Congress made changes to the Medicaid program that were estimated to result in $10 billion in savings to the federal government over the five years following enactment of the legislation, primarily through the accounting practices some states use to calculate their matched payments and revising the qualifications for individuals who are eligible for Medicaid benefits. The changes made by CMS’s final rule updating SNF PPS for the 2006 fiscal year were also anticipated to reduce Medicaid payments to skilled nursing facility operators, and as part of the Tax Relief and Health Care Act of 2006 (Pub. L. No. 109-432), Congress reduced the ceiling on taxes that states may impose on healthcare providers and that would qualify for federal financial participation under Medicaid by 0.5%, from 6% to 5.5%, until October 1, 2011. However, it was anticipated that this reduction would have a negligible effect, impacting only those states with taxes in excess of 5.5%.
The American Recovery and Reinvestment Act of 2009 (Pub. L. No. 111-5) (the “Recovery Act”), in contrast, temporarily increased federal payments to state Medicaid programs by $86.6 billion through, among other things, a 6.2% increase in the federal share of Medicaid expenditures across the board, with additional funds available depending on a state’s federal medical assistance percentage and unemployment rate. Though the Medicaid federal assistance payments were originally expected to expire on December 31, 2010, the President’s fiscal year 2011 budget extended those payments through June 30, 2011. The Recovery Act also requires states to promptly pay nursing facilities under their Medicaid program, and precludes states, as a condition of receiving the additional funding, from heightening their Medicaid eligibility requirements.

We expect more states to adopt significant Medicaid rate freezes or cuts or other program changes as their reimbursement methodologies continue to evolve. In addition, the U.S. government may revoke, reduce or stop approving “provider taxes” that have the effect of increasing Medicaid payments to the states. We cannot predict the impact that any such actions would have on our skilled nursing facility operators, nor can we assure you that payments under Medicaid are now or in the future will be sufficient to fully reimburse those operators for the cost of providing skilled nursing services. Severe and widespread Medicaid rate cuts or freezes could materially adversely affect our skilled nursing facility operators, which, in turn, could adversely affect their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Environmental Regulation
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters. These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and, in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. With respect to our properties that are operated or managed by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors—Risks Arising from Our Business—We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes” included in Item 1A of this Annual Report on Form 10-K.
Under the terms of our lease, management and other agreements, we generally have a right to indemnification by the tenants, operators and managers of our properties for any contamination caused by them. However, we cannot assure you that our tenants, operators and managers will have the financial capability or willingness to satisfy their respective indemnification obligations to us, and any failure, inability or unwillingness to do so may require us to satisfy the underlying environmental claims. See “Risk Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living and Kindred generate a meaningful portion of our revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
In general, we have also agreed to indemnify our tenants and operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our senior living operating portfolio, we have agreed to indemnify our managers against any environmental claims (including penalties and clean-up costs) resulting from any condition on those properties, unless the manager caused or contributed to that condition.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2013 and do not expect that we will be required to make any such material capital expenditures during 2014.
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion summarizes certain U.S. federal income tax considerations that may be relevant to you as a holder of our common stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “—Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. individuals and entities (except to the extent discussed below under “—Special Tax Considerations for Non-U.S. Stockholders”), that may be subject to special rules.
The statements in this section are based on the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations, Internal Revenue Service (“IRS”) rulings, and judicial decisions now in effect, all of which are subject to change or different interpretation, possibly with retroactive effect. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this discussion is qualified in its entirety by the authorities listed above. We cannot assure you that new laws, interpretations of law or court decisions will not cause any statement herein to be inaccurate.

Federal Income Taxation of Ventas
We elected REIT status beginning with the year ended December 31, 1999. We believe that we have satisfied the requirements to qualify as a REIT for federal income tax purposes for all tax years starting in 1999, and we intend to continue to do so. By qualifying for taxation as a REIT, we generally are not subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a corporation.
Notwithstanding such qualification, we are subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we are subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have net income from the sale or other disposition of “foreclosure property” (as described below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we are subject to tax at the highest corporate rate on that income. See “—Requirements for Qualification as a REIT—Asset Tests.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income is subject to a 100% tax.
We also may be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation (i.e., a corporation generally subject to full corporate-level tax). If we dispose of any such asset and recognize gain on the disposition during the ten-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally are subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset.
If we fail to satisfy either of the gross income tests for qualification as a REIT (as discussed below), but maintain such qualification under the relief provisions of the Code, we will be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test, multiplied by a fraction intended to reflect our profitability. In addition, if we violate one or more of the REIT asset tests (as discussed below), we may avoid a loss of our REIT status if we qualify under certain relief provisions and, among other things, pay a tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during a specified period. If we fail to satisfy any requirement for REIT qualification, other than the gross income or assets tests mentioned above, but maintain such qualification by meeting certain other requirements, we may be subject to a $50,000 penalty for each failure. Finally, we will incur a 100% excise tax on the income derived from certain transactions with a taxable REIT subsidiary (including rental income derived from leasing properties to a taxable REIT subsidiary) that are not conducted on an arm’s-length basis.
See “—Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.
Requirements for Qualification as a REIT
To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to stockholders.
Organizational Requirements
The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the “100 Shareholder Rule”); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the “5/50 Rule”); (vii) that makes an election to be a REIT (or has made such election for a prior taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets.
We believe, but cannot assure you, that we have satisfied and will continue to satisfy the organizational requirements for qualification as a REIT. Although our certificate of incorporation contains certain limits on the ownership of our stock that are intended to prevent us from failing the 5/50 Rule or the 100 Shareholder Rule, we cannot assure you as to the effectiveness of those limits.
To qualify as a REIT, a corporation also may not have (as of the end of the taxable year) any earnings and profits that were accumulated in periods before it elected REIT status or that are from acquired non-REIT corporations. We believe that we have not had any accumulated earnings and profits that are attributable to non-REIT periods or from acquired corporations that were not REITs, although the IRS is entitled to challenge that determination.
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

We believe, but cannot assure you, that we have been and will continue to be in compliance with these gross income tests. If we fail to satisfy one or both tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify under certain relief provisions of the Code, in which case we would be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test. If we fail to satisfy one or both tests and do not qualify under the relief provisions for any taxable year, we will not qualify as a REIT for that year, which would have a Material Adverse Effect on us.
Asset Tests
At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

•
At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interests in real property and in mortgages on real property and shares in other qualifying REITs) or, in cases where we raise new capital through stock or long-term (i.e., having a maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”); and

•
Of the investments not meeting the requirements of the 75% asset test, the value of any single issuer’s debt and equity securities that we own (other than our equity interests in any entity classified as a partnership for federal income tax purposes, the stock or debt of a taxable REIT subsidiary or the stock or debt of a qualified REIT subsidiary or other disregarded entity subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any single issuer’s outstanding voting securities (the “10% voting securities test”) or more than 10% of the value of any single issuer’s outstanding securities (the “10% value test”), subject to limited “safe harbor” exceptions.

In addition, no more than 25% of the value of our total assets can be represented by securities of taxable REIT subsidiaries (the “25% TRS test”).
We believe, but cannot assure you, that we have been and will continue to be in compliance with the asset tests described above. If we fail to satisfy one or more asset tests at the end of any quarter, we nevertheless may continue to qualify as a REIT if we satisfied all of the asset tests at the close of the preceding calendar quarter and the discrepancy between the value of our assets and the asset test requirements is due to changes in the market values and not caused in any part by our acquisition of non-qualifying assets.
Furthermore, if we fail to satisfy any of the asset tests at the end of any calendar quarter without curing that failure within 30 days after quarter end, we would fail to qualify as a REIT unless we qualified under certain relief provisions enacted as part of the American Jobs Creation Act of 2004. Under one relief provision, we would continue to qualify as a REIT if our failure to satisfy the 5% asset test, the 10% voting securities test or the 10% value test is due to our ownership of assets having a total value not exceeding the lesser of 1% of our assets at the end of the relevant quarter or $10 million and we disposed of those assets (or otherwise met such asset tests) within six months after the end of the quarter in which the failure was identified. If we fail to satisfy any of the asset tests for a particular quarter but do not qualify under the relief provision described in the preceding sentence, then we would be deemed to have satisfied the relevant asset test if: (i) following identification of the failure, we filed a schedule containing a description of each asset that caused the failure; (ii) the failure was due to reasonable cause and not willful neglect; (iii) we disposed of the non-qualifying asset (or otherwise met the relevant asset test) within six months after the end of the quarter in which the failure was identified; and (iv) we paid a penalty tax equal to the greater of $50,000 or the highest corporate tax rate multiplied by the net income generated by the non-qualifying asset during the period beginning on the first date of the failure and ending on the date we disposed of the asset (or otherwise cured the asset test failure). We cannot predict whether in all circumstances we would be entitled to the benefit of these relief provisions, and if we fail to satisfy any of the asset tests and do not qualify for the relief provisions, we will lose our REIT status, which would have a Material Adverse Effect on us.
Foreclosure Property
The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in such a case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “—Annual Distribution Requirements” below. The corporate tax imposed on non-qualifying income would not apply to income that qualifies as “good REIT income,” such as a lease of qualified healthcare property to a taxable REIT subsidiary, where the taxable REIT subsidiary engages an “eligible independent contractor” to manage and operate the property.
Foreclosure property treatment will end on the first day on which we enter into a lease of the applicable property that will give rise to income that does not constitute “good REIT income” under Section 856(c)(3) of the Code, but will not end if the lease will give rise only to good REIT income. Foreclosure property treatment also will end if any construction takes place on the property (other than completion of a building or other improvement that was more than 10% complete before default became imminent). Foreclosure property treatment (other than for qualified healthcare property) is available for an initial period of three years and may, in certain circumstances, be extended for an additional three years. Foreclosure property treatment for qualified healthcare property is available for an initial period of two years and may, in certain circumstances, be extended for an additional four years.
Taxable REIT Subsidiaries
A taxable REIT subsidiary, or “TRS,” is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. Notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the properties and instead engages an eligible independent contractor to manage them. We are permitted to own up to 100% of a TRS, subject to the 25% TRS test, but the Code imposes certain limits on the ability of the TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments received by us or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.
Annual Distribution Requirements
In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus the sum of certain items of non-cash income. These dividends must be paid in the taxable year to which they relate, but may be paid in the following taxable year if (i) they are declared in October, November or December, payable to stockholders of record on a specified date in one of those months and actually paid during January of such following year or (ii) they are declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration, and we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend treated as paid in the prior year. To the extent we do not distribute all of our net capital gain or at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates except to the extent of our net operating loss or capital loss carryforwards. If we pay any Built-in Gains Taxes, those taxes will be deductible in computing REIT taxable income. Moreover, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such year) at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.

We believe, but cannot assure you, that we have satisfied the annual distribution requirements for the year of our initial REIT election and each subsequent year through the year ended December 31, 2013. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2014 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
We have net operating loss carryforwards that we may use to reduce our annual distribution requirements. See “Note 13—Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Failure to Continue to Qualify
If we fail to satisfy one or more requirements for REIT qualification, other than by violating a gross income or asset test for which relief is available under the circumstances described above, we would retain our REIT qualification if the failure is due to reasonable cause and not willful neglect and if we pay a penalty of $50,000 for each such failure. We cannot predict whether in all circumstances we would be entitled to the benefit of this relief provision.
If our election to be taxed as a REIT is revoked or terminated (e.g., due to a failure to meet the REIT qualification tests without qualifying for any applicable relief provisions), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated), and we would not be required to make distributions to stockholders, nor would we be entitled to deduct any such distributions. All distributions to stockholders (to the extent of our current and accumulated earnings and profits) would be taxable as ordinary income, except to the extent such dividends are eligible for the qualified dividends rate generally available to non-corporate holders, and, subject to certain limitations, corporate stockholders would be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. We cannot predict whether we would be entitled to such relief.
Federal Income Taxation of U.S. Stockholders
As used in this discussion, the term “U.S. Stockholder” refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia, an estate the income of which may be included in gross income for U.S. federal income tax purposes regardless of its source, or a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (ii) the trust has elected under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If an entity treated as a partnership for U.S. federal income tax purposes holds our common stock, the tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. Partners of partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our common stock as a capital asset.
Provided we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a long-term capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held its shares. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather will reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a stockholder’s shares, such distributions will be included in income as capital gains and taxable at a rate that will depend on the stockholder’s holding period for the shares. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year.
We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders. If we so elect, our stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the stockholder. In addition, the tax basis of the stockholder’s shares would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.

Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, we may carry over those losses for potential offset against our future income, subject to certain limitations. Taxable distributions from us and gain from the disposition of our common stock will not be treated as passive activity income, and, therefore, stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.
We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent that a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “20% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 20% rate gain distribution is a capital gain distribution to domestic stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 20%. An unrecaptured Section 1250 gain distribution is taxable to domestic stockholders that are individuals, estates or trusts at a maximum rate of 25%.
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
Medicare Tax on Investment Income
Certain U.S. stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our common stock.
Treatment of Tax-Exempt Stockholders
Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from U.S. federal income taxation but are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, a ruling published by the IRS states that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our common stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI, and in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.
Special Tax Considerations for Non-U.S. Stockholders
As used herein, the term “Non-U.S. Stockholder” refers to any beneficial owner of our common stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, is subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax” on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.
Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) are treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits.

Such distributions ordinarily are subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits are not taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the adjusted basis of the stockholder’s shares (determined on a share-by-share basis), but rather reduce the adjusted basis of those shares. To the extent that distributions in excess of current and accumulated earnings and profits exceed the adjusted basis of a Non-U.S. Stockholder’s shares, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of its shares, as described below.
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
For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our common shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our common shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and would be required to file a U.S. federal income tax return. Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a foreign corporate stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 5% of our common shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability.
If a Non-U.S. Stockholder does not own more than 5% of our common shares at any time during the one-year period ending on the date of a distribution, any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return by receiving such a distribution. In that case, the distribution will be treated as a REIT dividend to that Non-U.S. Stockholder and taxed as a REIT dividend that is not a capital gain distribution (and subject to withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our common shares owned by a Non-U.S. Stockholder). For so long as our common stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain (net of certain sources within the U.S., if any) will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our common stock (as outstanding from time to time).
In general, the sale or other taxable disposition of our common stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. Because our common stock is publicly traded, we believe, but cannot assure you, that we currently qualify as a domestically controlled REIT, nor can we assure you that we will so qualify at any time in the future. If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our common stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).
A 30% withholding tax will be imposed on dividends paid after June 30, 2014 and redemption proceeds paid after December 31, 2016 to (i) foreign financial institutions including non-U.S. investment funds, unless they agree to collect and disclose to the IRS information regarding their direct and indirect U.S. account holders and (ii) certain other foreign entities, unless they certify certain information regarding their direct and indirect U.S. owners.  To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect U.S. account holders, comply with due diligence procedures with respect to the identification of U.S. accounts, report to the IRS certain information with respect to U.S. accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, provide local revenue authorities with similar account holder information or otherwise comply with the terms of the intergovernmental agreement and implementing legislation. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial U.S. owner or certifications of no substantial U.S. ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.
Information Reporting Requirements and Backup Withholding Tax
Information returns may be filed with the IRS and backup withholding tax (at a rate of 28%) may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our common stock by a stockholder, unless such stockholder is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.
Backup withholding is not an additional tax. Rather, the U.S. federal income tax liability of persons subject to backup withholding tax will be offset by the amount of tax withheld. If backup withholding tax results in an overpayment of U.S. federal income taxes, a refund or credit may be obtained from the IRS, provided the required information is furnished timely thereto.
As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our common stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our common stock by a foreign office of a broker that is a U.S. person, a foreign partnership that engaged during certain periods in the conduct of a trade or business in the United States or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, any foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our common stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.
Other Tax Consequences
State and Local Taxes
We and our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. State and local tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to federal, foreign and other tax laws, in connection with an investment in our common stock.
Possible Legislative or Other Actions Affecting Tax Consequences
You should recognize that future legislative, judicial and administrative actions or decisions, which may be retroactive in effect, could adversely affect our federal income tax treatment or the tax consequences of an investment in shares of our common stock. The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. We cannot predict the likelihood of passage of any new tax legislation or other provisions either directly or indirectly affecting us or our stockholders or the value of an investment in our common stock.

ITEM 1A.    Risk Factors
This section discusses the most significant factors that affect our business, operations and financial condition. It does not describe all risks and uncertainties applicable to us, our industry or ownership of our securities. If any of the following risks, or any other risks and uncertainties that are not addressed below or that we have not yet identified, actually occur, we could be materially adversely affected and the value of our securities could decline.
We have grouped these risk factors into three general categories:

•	Risks arising from our business;

•	Risks arising from our capital structure; and

•	Risks arising from our status as a REIT.
Risks Arising from Our Business
The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us.
As of December 31, 2013, Atria and Sunrise, collectively, managed 237 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
As managers, Atria and Sunrise do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, any adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria or Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.
Our leases with Brookdale Senior Living and Kindred generate a meaningful portion of our revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us.
The properties we lease to Brookdale Senior Living and Kindred account for a meaningful portion of our total revenues and NOI, and because our leases with Brookdale Senior Living and the Kindred Master Leases are triple-net leases, we depend on Brookdale Senior Living and Kindred to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a Material Adverse Effect on us. In addition, any failure by Brookdale Senior Living or Kindred to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Brookdale Senior Living and Kindred have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors could become bankrupt or insolvent. Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, federal laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject our lease in a bankruptcy proceeding, in which case our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that our lease should be re-characterized as a financing agreement, in which case our rights and remedies as a lender, compared to a landlord, generally would be more limited. If a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.
We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.
We are parties to long-term management agreements with each of Atria and Sunrise pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 237 of our seniors housing communities as of December 31, 2013. Most of our management agreements with Atria have terms expiring December 31, 2027, with successive automatic ten-year renewal periods, and our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
We may terminate any of our Atria management agreements upon the occurrence of an event of default by Atria in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to Atria’s right to cure such default, or upon the occurrence of certain insolvency events relating to Atria. In addition, we may terminate our management agreements with Atria based on the failure to achieve certain NOI targets or upon the payment of a fee.
Similarly, we may terminate any of our Sunrise management agreements upon the occurrence of an event of default by Sunrise in the performance of a material covenant or term thereof (including, in certain circumstances, the revocation of any license or certificate necessary for operation), subject in most cases to Sunrise’s right to cure such default, or upon the occurrence of certain insolvency events relating to Sunrise. We also may terminate most of our management agreements with Sunrise based on the failure to achieve certain NOI targets or to comply with certain expense control covenants, subject to certain rights of Sunrise to make cure payments to us, and upon the occurrence of certain other events or the existence of certain other conditions.
We continually monitor and assess our contractual rights and remedies under our management agreements with Atria and Sunrise. When determining whether to pursue any existing or future rights or remedies under those agreements, including termination rights, we consider numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In the event that we exercise our rights to terminate the Atria or Sunrise management agreements for any reason or such agreements are not renewed upon expiration of their terms, we would attempt to reposition the affected properties with another manager. Although we believe that many qualified national and regional seniors housing operators would be interested in managing our seniors housing communities, we cannot assure you that we would be able to locate another suitable manager or, if we are successful in locating such a manager, that it would manage the properties effectively. Moreover, the transition to a replacement manager would require approval by the applicable regulatory authorities and, in most cases, the mortgage lenders for the properties, and we cannot assure you that such approvals would be granted on a timely basis, if at all. Any inability to replace, or a lengthy delay in replacing, Atria or Sunrise as the manager of our seniors housing communities following termination or non-renewal of the applicable management agreements could have a Material Adverse Effect on us.

If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us.
We cannot predict whether our tenants will renew existing leases beyond their current term. If our leases with Brookdale Senior Living, the Kindred Master Leases or any of our other leases are not renewed, we would attempt to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a Material Adverse Effect on us.
In the event of non-renewal or a tenant default, our ability to reposition our properties with a suitable replacement tenant or operator could be significantly delayed or limited by state licensing, receivership, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing, receivership or change-of-ownership proceedings. Our ability to locate and attract suitable replacement tenants also could be impaired by the specialized healthcare uses or contractual restrictions on use of the properties, and we may be forced to spend substantial amounts to adapt the properties to other uses. Any such delays, limitations and expenses could adversely impact our ability to collect rent, obtain possession of leased properties or otherwise exercise remedies for tenant default and could have a Material Adverse Effect on us.
Moreover, in connection with certain of our properties, we have entered into intercreditor agreements with the tenants’ lenders or tri-party agreements with our lenders. Our ability to exercise remedies under the applicable leases or management agreements or to reposition the applicable properties may be significantly delayed or limited by the terms of the intercreditor agreement or tri-party agreement. Any such delay or limit on our rights and remedies could adversely affect our ability to mitigate our losses and could have a Material Adverse Effect on us.
Merger and acquisition activity or consolidation in the seniors housing and healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators or managers could have a Material Adverse Effect on us.
The seniors housing and healthcare industries have recently experienced increased consolidation, including among owners of real estate and care providers. We compete with other healthcare REITs, healthcare providers, healthcare lenders, real estate partnerships, banks, insurance companies, private equity firms and other investors that pursue a variety of investments, which may include investments in our tenants, operators or managers. A competitor’s investment in one of our tenants, operators or managers could enable our competitor to influence that tenant’s, operator’s or manager’s business and strategy in a manner that impairs our relationship with the tenant, operator or manager or is otherwise adverse to our interests. Depending on our contractual agreements and the specific facts and circumstances, we may have the right to consent to, or otherwise exercise rights and remedies, including termination rights, on account of, a competitor’s investment in, a change of control of, or other transactions impacting a tenant, operator or manager. In deciding whether to exercise our rights and remedies, including termination rights, we assess numerous factors, including legal, contractual, regulatory, business and other relevant considerations. In addition, in connection with any change of control of a tenant, operator or manager, the tenant’s, operator’s or manager’s management team may change, which could lead to a change in the tenant’s, operator’s or manager’s strategy or adversely affect the business of the tenant, operator or manager, either of which could have a Material Adverse Effect on us.
Our pursuit of investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations.
An important part of our business strategy is to continue to expand and diversify our portfolio through accretive acquisition, investment, development and redevelopment opportunities in domestic and international seniors housing and healthcare properties. Our execution of this strategy by successfully identifying, securing and closing beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective clients, our ability to obtain debt and equity capital at costs comparable to or better than our competitors, and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities, our growth and profitability may be adversely affected.
Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including risks that the investment’s performance will fail to meet expectations, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will underperform. Investments outside the United States raise legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations, costly regulatory requirements and foreign tax risks. Domestic and international real estate development and redevelopment projects present additional risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant costs prior to completion of the project. Furthermore, healthcare properties are often highly customized and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition, investment, development and redevelopment opportunities.
Our significant acquisition and investment activity presents certain risks to our business and operations.
We have made and expect to continue to make significant acquisitions and investments as part of our overall business strategy. Our significant acquisition and investment activity presents certain risks to our business and operations, including, among other things, that:

•
We may be unable to successfully integrate the operations, personnel or systems of acquired companies, maintain consistent standards, controls, policies and procedures, or realize the anticipated benefits of acquisitions and other investments within the anticipated time frame or at all;

•	We may be unable to effectively monitor and manage our expanded portfolio of properties, retain key employees or attract highly qualified new employees;

•	Projections of estimated future revenues, costs savings or operating metrics that we develop during the due diligence and integration planning process might be inaccurate;

•	Our leverage could increase or our per share financial results could decline if we incur additional debt or issue equity securities to finance acquisitions and investments;

•	Acquisitions and other new investments could divert management’s attention from our existing assets;

•	The value of acquired assets or the market price of our common stock may decline; and

•	We may be unable to continue paying dividends at the current rate.
We cannot assure you that we will be able to integrate acquisitions and investments without encountering difficulties or that any such difficulties will not have a Material Adverse Effect on us.
If the liabilities we assume in connection with acquisitions are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.
We may assume or incur liabilities in connection with our acquisitions, including, in some cases, contingent liabilities. As we integrate these acquisitions, we may learn additional information about the sellers, the properties, their operations and their liabilities that adversely affects us, such as:

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
As a result, we cannot assure you that our past or future acquisitions will be successful or will not, in fact, harm our business. Among other things, if the liabilities we assume in connection with acquisitions are greater than expected, or if we discover obligations relating to the acquired properties or businesses of which we were not aware at the time of acquisition, our business and results of operations could be materially adversely affected.
Our investments are concentrated in seniors housing and healthcare real estate, making us more vulnerable economically to adverse changes in the real estate market and the seniors housing and healthcare industries than if our investments were diversified.
We invest primarily in seniors housing and healthcare properties and are constrained by the terms of our existing indebtedness from making investments outside those industries. This investment focus exposes us to greater economic risk than if our portfolio were to include real estate assets in other industries or assets unrelated to real estate.
The healthcare industry is highly regulated, and changes in government regulation and reimbursement can have material adverse consequences on its participants, some of which may be unintended. The healthcare industry is also highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. If our tenants, operators and managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels, their ability to meet their respective obligations to us may be materially adversely affected. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry or the competitiveness of our tenants, operators and managers could have a more pronounced effect on us than if we had investments outside the seniors housing and healthcare industries.
Real estate investments are relatively illiquid, and our ability to quickly sell or exchange our properties in response to changes in economic or other conditions is limited. In the event we market any of our properties for sale, the value of those properties and our ability to sell at prices or on terms acceptable to us could be adversely affected by a downturn in the real estate industry or any economic weakness in the seniors housing and healthcare industries. In addition, transfers of healthcare properties may be subject to regulatory approvals that are not required for transfers of other types of commercial properties. We cannot assure you that we will recognize the full value of any property that we sell for liquidity or other reasons, and the inability to respond quickly to changes in the performance of our investments could adversely affect our business, results of operations and financial condition.
Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us.
Our senior living and MOB operating assets expose us to various operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our senior living operations or MOB operations reportable business segments, which could have a Material Adverse Effect on us.
Increased construction in the markets in which our seniors housing communities and MOBs are located could adversely affect our future occupancy rates, operating margins and profitability.
Limited barriers to entry in the seniors housing and MOB industries could lead to the development of new seniors housing communities or MOBs that outpaces demand. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability.
We have now, and may have in the future, exposure to contingent rent escalators, which could hinder our growth and profitability.
We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations. The annual escalations in certain of our leases may be contingent upon the achievement of specified revenue parameters or based on changes in CPI, with caps and floors. If, as a result of weak economic conditions or other factors, the properties subject to these leases do not generate sufficient revenue to achieve the specified rent escalation parameters or CPI does not increase, our growth and profitability may be hindered by these leases. In addition, if strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability may be limited.
We own certain properties subject to ground lease, air rights or other restrictive agreements that limit our uses of the properties, restrict our ability to sell or otherwise transfer the properties and expose us to loss of the properties if such agreements are breached by us or terminated.
Our investments in MOBs and other properties may be made through leasehold interests in the land on which the buildings are located, leases of air rights for the space above the land on which the buildings are located, or other similar restrictive arrangements. Many of these ground lease, air rights and other restrictive agreements impose significant limitations on our uses of the subject properties, restrict our ability to sell or otherwise transfer our interests in the properties or restrict the leasing of the properties. These restrictions may limit our ability to timely sell or exchange the properties, impair the properties’ value or negatively impact our ability to find suitable tenants for the properties. In addition, we could lose our interests in the subject properties if the ground lease, air rights or other restrictive agreements are breached by us or terminated.
We may be unable to successfully foreclose on the collateral securing our loans and other investments, and even if we are successful in our foreclosure efforts, we may be unable to successfully sell any acquired equity interests or reposition any acquired properties, which could adversely affect our ability to recover our investments.
If a borrower defaults under mortgage or other secured loans for which we are the lender, we may attempt to foreclose on the collateral securing those loans, including by acquiring any pledged equity interests or acquiring title to the subject properties, to protect our investment. In response, the defaulting borrower may contest our enforcement of foreclosure or other available remedies, seek bankruptcy protection against our exercise of enforcement or other available remedies, or bring claims against us for lender liability. If a defaulting borrower seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing foreclosure or other available remedies against the borrower unless relief is first obtained from the court with jurisdiction over the bankruptcy case. In addition, we may be subject to intercreditor or tri-party agreements that delay, impact, govern or limit our ability to foreclose on a lien securing a loan or otherwise delay or limit our pursuit of our rights and remedies. Any such delay or limit on our ability to pursue our rights or remedies could have a Material Adverse Effect on us.
Even if we successfully foreclose on the collateral securing our mortgage loans and other investments, costs related to enforcement of our remedies, high loan-to-value ratios or declines in the value of the collateral could prevent us from realizing the full amount of our secured loans, and we could be required to record a valuation allowance for such losses. Moreover, the collateral may include equity interests that we are unable to sell due to securities law restrictions or otherwise, or properties that we are unable to reposition with new tenants or operators on a timely basis, if at all, or without making improvements or repairs. Any delay or costs incurred in selling or repositioning acquired collateral could adversely affect our ability to recover our investments.
Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement.
Regulation of the long-term healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Atria, Sunrise, Brookdale Senior Living and Kindred. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.
If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could face increased costs related to healthcare regulation, such as the Affordable Care Act, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.
The hospitals on or near whose campuses our MOBs are located and their affiliated health systems could fail to remain competitive or financially viable, which could adversely impact their ability to attract physicians and physician groups to our MOBs.
Our MOB operations depend on the competitiveness and financial viability of the hospitals on or near whose campuses our MOBs are located and their ability to attract physicians and other healthcare-related clients to our MOBs. The viability of these hospitals, in turn, depends on factors such as the quality and mix of healthcare services provided, competition for patients, physicians and physician groups, demographic trends in the surrounding community, market position and growth potential, as well as the ability of the affiliated health systems to provide economies of scale and access to capital. If a hospital on or near whose campus one of our MOBs is located fails or becomes unable to meet its financial obligations, and if an affiliated health system is unable to support that hospital, the hospital may be unable to compete successfully or could be forced to close or relocate, which could adversely impact its ability to attract physicians and other healthcare-related clients. Because we rely on proximity to and affiliations with hospitals to create leasing demand in our MOBs, a hospital’s inability to remain competitive or financially viable, or to attract physicians and physician groups, could materially adversely affect our MOB operations and have a Material Adverse Effect on us.
We may not be able to maintain or expand our relationships with our existing and future hospital and health system clients.
The success of our MOB operations depends, to a large extent, on our past, current and future relationships with hospitals and their affiliated health systems. We invest significant amounts of time in developing our relationships with both new and existing clients, and these relationships have helped us to secure acquisition and development opportunities, as well as other advisory, property management and hospital project management projects. If our relationships with hospitals and their affiliated health systems deteriorate, or if a conflict of interest or non-compete arrangement prevents us from expanding these relationships, our ability to secure new acquisition and development opportunities or other advisory, property management and hospital project management projects could be impaired and our professional reputation within the industry could be damaged.
Our development and redevelopment projects, including projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns.
We consider and, when appropriate, invest in various development and redevelopment projects. In deciding whether to make an investment in a particular project, we make certain assumptions regarding the expected future performance of the property. Our assumptions are subject to risks generally associated with development and redevelopment projects, including, among others, that:

•	We may be unable to obtain financing for the project on favorable terms or at all;

•	We may not complete the project on schedule or within budgeted amounts;

•
We may encounter delays in obtaining or fail to obtain all necessary zoning, land use, building, occupancy, environmental and other governmental permits and authorizations, or underestimate the costs necessary to develop or redevelop the property to market standards;

•	Construction or other delays may provide tenants or residents the right to terminate preconstruction leases or cause us to incur additional costs;

•	Volatility in the price of construction materials or labor may increase our project costs;

•	In the case of our MOB developments, hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•	Our builders may fail to perform or satisfy the expectations of our clients or prospective clients;

•	We may incorrectly forecast risks associated with development in new geographic regions;

•	Tenants may not lease space at the quantity or rental rate levels or on the schedule projected;

•	Demand for our project may decrease prior to completion, including due to competition from other developments; and

•	Lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions.
In MOB development projects that we undertake on a fee-for-service basis, we generally construct properties for clients in exchange for a fixed fee, which creates additional risks such as the inability to pass on increased labor and construction material costs to our clients, development and construction delays that could give our counterparties the right to receive penalties from us, and bankruptcy or default by our contractors. We attempt to mitigate these risks by establishing certain limits on our obligations, shifting some of the risk to the general contractor or seeking other legal protections, but we cannot assure you that our mitigation efforts will be effective. In connection with these projects, we provide engineering, construction and architectural services, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to fund the difference and could lose our investment in, or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.
If any of the risks described above occur, our development and redevelopment projects, including projects undertaken on a fee-for-service basis or through our joint ventures, may not yield anticipated returns, which could have a Material Adverse Effect on us.
Our investments in joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.
As of December 31, 2013, we owned 27 MOBs, nine seniors housing communities, six skilled nursing facilities and one hospital through consolidated joint ventures, and we had ownership interests ranging between 5% and 25% in 18 MOBs, 20 seniors housing communities and 14 skilled nursing facilities through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria as of December 31, 2013. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

•	For joint ventures in which we have a noncontrolling interest, our joint venture partners may take actions that we oppose;

•	Our ability to sell or transfer our interest in a joint venture to a third party may be restricted if we fail to obtain the prior consent of our joint venture partners;

•
Our joint venture partners may become bankrupt or fail to fund their share of required capital contributions, which could delay construction or development of a property or increase our financial commitment to the joint venture;

•
Our joint venture partners may have business interests or goals with respect to a property that conflict with our business interests and goals, including with respect to the timing, terms and strategies for investment, which could increase the likelihood of disputes regarding the ownership, management or disposition of the property;

•
Disagreements with our joint venture partners could result in litigation or arbitration that increases our expenses, distracts our officers and directors, and disrupts the day-to-day operations of the property, including by delaying important decisions until the dispute is resolved; and

•	We may suffer losses as a result of actions taken by our joint venture partners with respect to our joint venture investments.
Events that adversely affect the ability of seniors and their families to afford daily resident fees at our seniors housing communities could cause our occupancy rates, resident fee revenues and results of operations to decline.
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. Substantially all of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our seniors housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could have a Material Adverse Effect on us.
Termination of resident lease agreements in our seniors housing communities could adversely affect our revenues and earnings.
State regulations generally require assisted living communities to have a written lease agreement with each resident that permits the resident to terminate his or her lease for any reason on reasonable notice, unlike typical apartment lease agreements that have initial terms of one year or longer. Consistent with these regulations, the managers of our seniors housing communities generally enter into resident lease agreements that allow residents to terminate their lease agreements on 30 days’ notice. Due to these lease termination rights and the advanced age of the residents, the resident turnover rate in our seniors housing communities may be difficult to predict. If a large number of resident lease agreements terminate at or around the same time, and if the affected units remain unoccupied, our revenues and earnings could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
The amount and scope of insurance coverage provided by our policies and policies maintained by our tenants, operators and managers may not adequately insure against losses.
We maintain or require in our lease, management and other agreements that our tenants, operators and managers maintain all applicable lines of insurance on our properties and their operations. Although we regularly review the amount and scope of insurance provided by our policies and required to be maintained by our tenants, operators and managers and believe the coverage provided to be customary for similarly situated companies in our industry, we cannot assure you that we or our tenants, operators and managers will continue to be able to maintain adequate levels of insurance. We also cannot assure you that we or our tenants, operators and managers will maintain the required coverages, that we will continue to require the same levels of insurance under our lease, management and other agreements, that such insurance will be available at a reasonable cost in the future or that the policies maintained will fully cover all losses on our properties upon the occurrence of a catastrophic event, nor can we make any guaranty as to the future financial viability of the insurers that underwrite our policies and the policies maintained by our tenants, operators and managers.
For various reasons, including to reduce and manage costs, many healthcare companies utilize different organizational and corporate structures coupled with self-insurance trusts or captive programs that may provide less insurance coverage than a traditional insurance policy. Companies that insure any part of their general and professional liability risks through their own captive limited purpose entities generally estimate the future cost of general and professional liability through actuarial studies that rely primarily on historical data. However, due to the rise in the number and severity of professional claims against healthcare providers, these actuarial studies may underestimate the future cost of claims, and reserves for future claims may not be adequate to cover the actual cost of those claims. As a result, the tenants and operators of our properties who self-insure could incur large funded and unfunded general and professional liability expenses, which could materially adversely affect their liquidity, financial condition and results of operations and, in turn, their ability to satisfy their obligations to us. If we or the managers of our senior living operations decide to implement a captive or self-insurance program, any large funded and unfunded general and professional liability expenses incurred could have a Material Adverse Effect on us.
Should an uninsured loss or a loss in excess of insured limits occur, we could incur substantial liability or lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenues from the property. Following the occurrence of such an event, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property. We cannot assure you that material uninsured losses, or losses in excess of insurance proceeds, will not occur in the future.
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
In certain cases, we and our tenants, operators and managers may be subject to professional liability claims brought by plaintiffs’ attorneys seeking significant punitive damages and attorneys’ fees. Due to the historically high frequency and severity of professional liability claims against seniors housing and healthcare providers, the availability of professional liability insurance has decreased and the premiums on such insurance coverage remain costly. As a result, insurance protection against such claims may not be sufficient to cover all claims against us or our tenants, operators or managers, and may not be available at a reasonable cost. If we or our tenants, operators and managers are unable to maintain adequate insurance coverage or are required to pay punitive damages, we or they may be exposed to substantial liabilities.
Reductions in federal government spending, tax reform initiatives or other federal legislation to address the federal government’s projected operating deficit could have a material adverse effect on our operators’ liquidity, financial condition or results of operations.
President Obama and members of the U.S. Congress have approved or proposed various spending cuts and tax reform initiatives that have resulted or could result in changes (including substantial reductions in funding) to Medicare, Medicaid or Medicare Advantage Plans. Any such existing or future federal legislation relating to deficit reduction that reduces reimbursement payments to healthcare providers could have a material adverse effect on certain of our operators’ liquidity, financial condition or results of operations, which could adversely affect their ability to satisfy their obligations to us and could have a Material Adverse Effect on us.
Our operators may be sued under a federal whistleblower statute.
Our operators who engage in business with the federal government may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. These lawsuits can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were brought against our operators, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our operators’ liquidity, financial condition and results of operations and on their ability to satisfy their obligations under our leases, which, in turn, could have a Material Adverse Effect on us.
We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes.
Under federal and state environmental laws and regulations, a current or former owner of real property may be liable for costs related to the investigation, removal and remediation of hazardous or toxic substances or petroleum that are released from or are present at or under, or that are disposed of in connection with such property. Owners of real property may also face other environmental liabilities, including government fines and penalties imposed by regulatory authorities and damages for injuries to persons, property or natural resources. Environmental laws and regulations often impose liability without regard to whether the owner was aware of, or was responsible for, the presence, release or disposal of hazardous or toxic substances or petroleum. In certain circumstances, environmental liability may result from the activities of a current or former operator of the property. Although we generally have indemnification rights against the current operators of our properties for contamination caused by them, such indemnification may not adequately cover all environmental costs. See “Governmental Regulation—Environmental Regulation” included in Item 1 of this Annual Report on Form 10-K.
Volatility or disruption in the capital markets could prevent our counterparties from satisfying their obligations to us.
Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain capital to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. In addition, any difficulty in accessing capital or other sources of funds experienced by our other counterparties, such as letters of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, could prevent those counterparties from remaining viable entities or satisfying their obligations to us, which could have a Material Adverse Effect on us.
Our success depends, in part, on our ability to attract and retain talented employees, and the loss of any one of our key personnel could adversely impact our business.
The success of our business depends, in part, on the leadership and performance of our executive management team and key employees, and our ability to attract, retain and motivate talented employees could significantly impact our future performance. Competition for these individuals is intense, and we cannot assure you that we will retain our key officers and employees or that we will be able to attract and retain other highly qualified individuals in the future. Losing any one or more of these persons could have a Material Adverse Effect on us.
Failure to maintain effective internal control over financial reporting could harm our business, results of operations and financial condition.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.
Economic and other conditions that negatively affect geographic locations to which a greater percentage of our NOI is attributed could adversely affect our financial results.
For the year ended December 31, 2013, approximately 37.4% of our total NOI (excluding amounts in discontinued operations) was derived from properties located in California (13.3%), Texas (7.6%), New York (6.8%), Illinois (5.0%), and Florida (4.7%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
We may be adversely affected by fluctuations in currency exchange rates.
Our ownership of 12 seniors housing communities in the Canadian provinces of Ontario and British Columbia subjects us to fluctuations in U.S. and Canadian currency exchange rates, which may, from time to time, impact our financial condition and results of operations. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may transact business in currencies other than U.S. or Canadian dollars. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a Material Adverse Effect on us.
Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2013, we had approximately $9.4 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

•
Potential limits on our ability to adjust rapidly to changing market conditions and vulnerability in the event of a downturn in general economic conditions or in the real estate or healthcare industries;

•	Potential impairment of our ability to obtain additional financing to execute on our business strategy; and

•
Potential downgrade in the rating of our debt securities by one or more rating agencies, which could have the effect of, among other things, limiting our access to capital and increasing our cost of borrowing.

In addition, from time to time, we mortgage certain of our properties to secure payment of indebtedness. If we are unable to meet our mortgage payments, then the encumbered properties could be foreclosed upon or transferred to the mortgagee with a resulting loss of income and asset value.
We are exposed to increases in interest rates, which could reduce our profitability and adversely impact our ability to refinance existing debt, sell assets or engage in acquisition, investment, development and redevelopment activity, and our decision to hedge against interest rate risk might not be effective.
We receive a significant portion of our revenues by leasing assets under long-term triple-net leases that generally provide for fixed rental rates subject to annual escalations, while certain of our debt obligations are floating rate obligations with interest and related payments that vary with the movement of LIBOR, Bankers’ Acceptance or other indexes. The generally fixed rate nature of a significant portion of our revenues and the variable rate nature of certain of our debt obligations create interest rate risk. Although our operating assets provide a partial hedge against interest rate fluctuations, if interest rates rise, the costs of our existing floating rate debt and any new debt that we incur would increase. These increased costs could reduce our profitability, impair our ability to meet our debt obligations, or increase the cost of financing our acquisition, investment, development and redevelopment activity. An increase in interest rates also could limit our ability to refinance existing debt upon maturity or cause us to pay higher rates upon refinancing, as well as decrease the amount that third parties are willing to pay for our assets, thereby limiting our ability to promptly reposition our portfolio in response to changes in economic or other conditions.
We may seek to manage our exposure to interest rate volatility with hedging arrangements that involve additional risks, including the risks that counterparties may fail to honor their obligations under these arrangements, that these arrangements may not be effective in reducing our exposure to interest rate changes, that the amount of income we earn from hedging transactions may be limited by federal tax provisions governing REITs, and that these arrangements may cause us to pay higher interest rates on our debt obligations than otherwise would be the case. Moreover, no amount of hedging activity can fully insulate us from the risks associated with changes in interest rates. Failure to hedge effectively against interest rate risk, if we choose to engage in such activities, could adversely affect our results of operations and financial condition.
Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.
We cannot assure you that we will be able to raise the capital necessary to meet our debt service obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy, if our cash flow from operations is insufficient to satisfy these needs, and the failure to do so could have a Material Adverse Effect on us. Although we believe that we have sufficient access to capital and other sources of funding to meet our expected liquidity needs, we cannot assure you that conditions in the capital markets will not deteriorate or that our access to capital and other sources of funding will not become constrained, which could adversely affect the availability and terms of future borrowings, renewals or refinancings and our results of operation and financial condition. If we cannot access capital at an acceptable cost or at all, we may be required to liquidate one or more investments in properties at times that may not permit us to maximize the return on those investments or that could result in adverse tax consequences to us.
As a public company, our access to debt and equity capital depends, in part, on the trading prices of our senior notes and common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and expected future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions or a significant downgrade in the ratings assigned to our long-term debt could impact our ability to access capital or increase our borrowing costs. We also rely on the financial institutions that are parties to our unsecured revolving credit facility. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our unsecured revolving credit facility and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders.
Covenants in the instruments governing our existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with certain customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and minimum net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments and could trigger defaults under any of our other indebtedness that is cross-defaulted against such instruments, even if we satisfy our payment obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could have a Material Adverse Effect on us.
Risks Arising from Our Status as a REIT
Loss of our status as a REIT would have significant adverse consequences for us and the value of our common stock.
If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

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
Qualification as a REIT involves the application of highly technical and complex Code provisions for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. Although we believe that we currently qualify as a REIT, we cannot assure you that we will continue to qualify for all future periods.
The 90% distribution requirement will decrease our liquidity and may limit our ability to engage in otherwise beneficial transactions.
To comply with the 90% distribution requirement applicable to REITs and to avoid the nondeductible excise tax, we must make distributions to our stockholders. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Item 1 of this Annual Report on Form 10-K. Such distributions reduce the funds we have available to finance our investment, acquisition, development and redevelopment activity and may limit our ability to engage in transactions that are otherwise in the best interests of our stockholders.
Although we do not anticipate any inability to satisfy the REIT distribution requirement, from time to time, we may not have sufficient cash or other liquid assets to do so. For example, timing differences between the actual receipt of income and actual payment of deductible expenses, on the one hand, and the inclusion of that income and deduction of those expenses in arriving at our taxable income, on the other hand, or non-deductible expenses such as principal amortization or repayments or capital expenditures in excess of non-cash deductions may prevent us from having sufficient cash or liquid assets to satisfy the 90% distribution requirement.
In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.
To preserve our qualification as a REIT, our certificate of incorporation contains ownership limits with respect to our capital stock that may delay, defer or prevent a change of control of our company.
To assist us in preserving our qualification as a REIT, our certificate of incorporation provides that if a person acquires beneficial ownership of more than 9.0% of our outstanding common stock or more than 9.9% of our outstanding preferred stock, the shares that are beneficially owned in excess of the applicable limit are considered “excess shares” and are automatically deemed transferred to a trust for the benefit of a charitable institution or other qualifying organization selected by our Board of Directors. The trust is entitled to all dividends with respect to the excess shares and the trustee may exercise all voting power over the excess shares. In addition, we have the right to purchase the excess shares for a price equal to the lesser of (i) the price per share in the transaction that created the excess shares or (ii) the market price on the day we purchase the shares, but if we do not purchase the excess shares, the trustee of the trust is required to transfer the shares at the direction of our Board of Directors. These ownership limits could delay, defer or prevent a transaction or a change of control that might involve a premium price for our common stock or might otherwise be in the best interests of our stockholders.
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2013, we owned nearly 1,500 properties, including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. We believe that maintaining a balanced portfolio of high-quality assets diversified by geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2013, we had $2.5 billion aggregate principal amount of mortgage loans outstanding, secured by 209 of our properties. Excluding the portions attributed to our joint venture and operating partners, our share of those mortgage loans outstanding was $2.4 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2013 (including investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		Skilled Nursing and Other Facilities		MOBs		Hospitals
Geographic Location	Number of Properties	Units	Number of Properties	Licensed Beds	Number of Properties	Square Feet	Number of Properties	Licensed Beds
Alabama	7	435	1	159	4	468,887	—	—
Arizona	21	1,802	3	462	13	938,176	3	169
Arkansas	5	318	8	875	—	—	—	—
California	76	9,091	9	1,115	24	1,928,531	7	530
Colorado	19	1,742	4	460	12	828,693	1	68
Connecticut	14	1,626	6	708	—	—	—	—
District of Columbia	—	—	—	—	2	101,580	—	—
Florida	46	4,493	1	171	19	547,533	6	511
Georgia	12	1,030	5	620	16	1,250,104	—	—
Idaho	1	70	7	624	—	—	—	—
Illinois	17	2,606	1	82	35	1,215,278	4	430
Indiana	16	1,235	34	3,782	15	947,857	1	59
Kansas	12	724	5	374	—	—	—	—
Kentucky	8	742	29	3,273	3	160,535	2	424
Louisiana	1	58	—	—	8	560,792	1	168
Maine	6	879	8	654	—	—	—	—
Maryland	5	360	3	445	2	82,663	—	—
Massachusetts	20	2,176	45	5,128	—	—	2	109
Michigan	24	1,642	1	330	11	439,429	—	—
Minnesota	18	1,027	3	466	3	243,098	—	—
Mississippi	1	52	—	—	1	50,575	—	—
Missouri	—	—	12	1,086	21	1,127,672	2	227
Montana	2	189	2	276	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—
Nevada	6	611	2	174	2	149,248	1	52
New Hampshire	1	125	3	502	—	—	—	—
New Jersey	14	1,241	1	153	—	—	—	—
New Mexico	6	584	—	—	—	—	1	61
New York	42	4,684	9	1,566	1	111,634	—	—
North Carolina	22	2,179	17	1,876	21	877,515	1	124
North Dakota	1	48	—	—	—	—	—	—
Ohio	26	1,753	20	2,624	29	1,286,803	1	50
Oklahoma	9	511	3	235	—	—	1	59
Oregon	20	2,212	14	1,112	1	105,375	—	—
Pennsylvania	31	2,319	7	934	7	564,634	2	115
Rhode Island	6	648	1	129	—	—	—	—
South Carolina	4	340	4	602	22	1,209,567	—	—
South Dakota	4	182	2	246	—	—	—	—
Tennessee	18	1,463	5	601	11	438,735	1	49
Texas	58	4,942	51	5,375	17	1,128,762	10	615
Utah	3	393	5	476	—	—	—	—
Vermont	—	—	1	144	—	—	—	—
Virginia	8	655	9	1,323	3	126,500	—	—
Washington	19	1,981	19	1,859	11	586,975	—	—
West Virginia	2	124	4	326	—	—	—	—
Wisconsin	68	2,932	17	1,968	12	482,093	—	—
Wyoming	2	168	4	371	1	80,630	—	—
Total U.S.	702	62,527	385	43,686	327	18,039,874	47	3,820
British Columbia	3	276	—	—	—	—	—	—
Ontario	9	848	—	—	—	—	—	—
Total Canada	12	1,124	—	—	—	—	—	—
Total	714	63,651	385	43,686	327	18,039,874	47	3,820

Corporate Offices
Our headquarters are located in Chicago, Illinois, and we have additional corporate offices in: Louisville, Kentucky; Plano, Texas; and Irvine, California. We lease all of our corporate offices.
ITEM 3.    Legal Proceedings
The information contained in “Note 16—Litigation” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.
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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2012
First Quarter	$59.05	$53.24	$0.62
Second Quarter	63.12	53.94	0.62
Third Quarter	68.15	61.52	0.62
Fourth Quarter	65.71	61.30	0.62
2013
First Quarter	$73.20	$64.68	$0.67
Second Quarter	82.93	64.38	0.67
Third Quarter	72.16	58.86	0.67
Fourth Quarter	67.33	55.26	0.725
As of February 11, 2014, we had 294,281,857 shares of our common stock outstanding held by approximately 5,088 stockholders of record.
Dividends and Distributions
We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 13, 2014, our Board of Directors declared the first quarterly installment of our 2014 dividend in the amount of $0.725 per share, payable in cash on March 28, 2014 to stockholders of record on March 7, 2014. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2014. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
In general, our Board of Directors makes decisions regarding the nature, frequency and amount of our dividends on a quarterly basis. Because the Board considers many factors when making these decisions, including our present and future liquidity needs, our current and projected financial condition and results of operations and the performance and credit quality of our tenants, operators, borrowers and managers, we cannot assure you that we will maintain the practice of paying regular quarterly dividends to continue to qualify as a REIT. Please see “Cautionary Statements” and the risk factors included in Part I, Item 1A of this Annual Report on Form 10-K for a description of other factors that may affect our distribution policy.

Our stockholders may reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan, subject to the terms of the plan. See “Note 17—Permanent and Temporary Equity” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Director and Employee Stock Sales
Certain of our directors, executive officers and other employees have adopted and, from time to time in the future, may adopt non-discretionary, written trading plans that comply with Rule 10b5-1 under the Exchange Act, or otherwise monetize, gift or transfer their equity-based compensation. These transactions typically are conducted for estate, tax and financial planning purposes and are subject to compliance with our Amended and Restated Securities Trading Policy and Procedures (“Securities Trading Policy”), the minimum stock ownership requirements contained in our Guidelines on Governance and all applicable laws and regulations.
Our Securities Trading Policy expressly prohibits our directors, executive officers and employees from buying or selling derivatives with respect to our securities or other financial instruments that are designed to hedge or offset a decrease in the market value of our securities and from engaging in short sales with respect to our securities. In addition, our Securities Trading Policy prohibits our directors and executive officers from holding our securities in margin accounts or pledging our securities to secure loans without the prior approval of our Audit and Compliance Committee. Each of our executive officers has advised us that he or she is in compliance with the Securities Trading Policy and has not pledged any of our equity securities to secure margin or other loans.
Stock Repurchases
The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2013:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	$—
November 1 through November 30	610	$61.18
December 1 through December 31	—	$—

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or restricted stock units or on the exercise of options granted to employees under our 2006 Incentive Plan. The value of the shares withheld is the closing price of our common stock on the date the vesting occurred (or, if not a trading day, the immediately preceding trading day).

Unregistered Sales of Equity Securities
On October 1, 2013, NHP/PMB L.P. (“NHP/PMB”), a limited partnership in which we own a majority interest, issued 158,459 Class A limited partnership units (“OP Units”) in connection with the contribution of an MOB to NHP/PMB. At any time following the first anniversary of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. The OP Units were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.

Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2008 through December 31, 2013, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2008 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2008	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013
Ventas	$100	$138.88	$174.17	$191.19	$233.84	$215.97
NYSE Composite Index	$100	$128.95	$146.69	$141.46	$164.45	$207.85
Composite REIT Index	$100	$127.80	$163.03	$174.94	$209.45	$214.35
S&P 500 Index	$100	$126.45	$145.49	$148.55	$172.31	$228.10

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

	As of and For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,325,984	$1,178,849	$793,802	$517,652	$475,000
Resident fees and services	1,406,005	1,227,124	865,800	445,157	421,058
Interest expense	334,484	288,276	223,804	169,981	170,232
Property-level operating expenses	1,109,632	966,422	645,082	314,985	302,813
General, administrative and professional fees	115,106	98,510	74,537	49,830	38,830
Income from continuing operations attributable to common stockholders	488,930	307,835	362,308	211,570	185,038
Discontinued operations	(35,421)	54,965	2,185	34,597	81,457
Net income attributable to common stockholders	453,509	362,800	364,493	246,167	266,495
Per Share Data
Income from continuing operations attributable to common stockholders:
Basic	$1.67	$1.05	$1.59	$1.35	$1.22
Diluted	$1.66	$1.04	$1.57	$1.34	$1.21
Net income attributable to common stockholders:
Basic	$1.55	$1.24	$1.60	$1.57	$1.75
Diluted	$1.54	$1.23	$1.58	$1.56	$1.74
Dividends declared per common share	$2.735	$2.48	$2.30	$2.14	$2.05
Other Data
Net cash provided by operating activities	$1,194,755	$992,816	$773,197	$447,622	$422,101
Net cash used in investing activities	(1,282,760)	(2,169,689)	(997,439)	(301,920)	(1,746)
Net cash provided by (used in) financing activities	114,996	1,198,914	248,282	(231,452)	(490,180)
FFO(1)	1,208,458	1,024,567	824,851	421,506	393,409
Normalized FFO(1)	1,220,709	1,120,225	776,963	453,981	409,045
Balance Sheet Data
Real estate investments, at cost	$21,403,592	$19,745,607	$17,830,262	$6,747,699	$6,399,421
Cash and cash equivalents	94,816	67,908	45,807	21,812	107,397
Total assets	19,731,494	18,980,000	17,271,910	5,758,021	5,616,245
Senior notes payable and other debt	9,364,992	8,413,646	6,429,116	2,900,044	2,670,101
_______________

(1)
We believe that net income, as defined by U.S. generally accepted accounting principles (“GAAP”), is the most appropriate earnings measurement. However, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. We also believe that normalized FFO provides useful information because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial statements.

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; and (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be identical to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO (or either measure adjusted for non-cash items) should not be considered alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO (or either measure adjusted for non-cash items) necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides information that management believes is relevant to an assessment and understanding of the consolidated results of operations and financial condition of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K. This Management’s Discussion and Analysis will help you understand:

•	Our company and the environment in which we operate;

•	Our 2013 highlights;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.
Corporate and Operating Environment
We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2013, we owned nearly 1,500 properties, including seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.

We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2013, we leased a total of 907 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 239 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), leased from us 145 properties and 142 properties (excluding six properties included in investments in unconsolidated entities and properties classified as held for sale), respectively, as of December 31, 2013.
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
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. See “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2013, we had: 100% ownership interests in 1,378 properties; controlling interests in 43 properties through consolidated joint ventures; and non-controlling ownership interests in 52 properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 81 MOBs as of December 31, 2013.
We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of: (1) generating reliable and growing cash flows; (2) maintaining a balanced, diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital are dependent on various factors, including general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock. Generally, we attempt to match the long-term duration of our investments in senior housing and healthcare properties with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At December 31, 2013, 18.7% of our consolidated debt (excluding debt related to real estate assets classified as held for sale) was variable rate debt.
2013 Highlights

•	We paid an annual cash dividend on our common stock of $2.735 per share, which represents an increase of more than 10% over the prior year.

•	We invested approximately $1.8 billion in seniors housing communities, MOBs and loans and other investments.

•	We invested approximately $96 million in redevelopment and development projects across each of our three segments.

•	We generated cash flows from operations of approximately $1.2 billion, which represents an increase of more than 20% over 2012.

•
We renewed, sold or transitioned to new operators all 89 licensed healthcare assets leased by Kindred whose lease terms expired during the second quarter of 2013, and we entered into favorable agreements with Kindred to extend the leases at a higher rental rate with respect to 48 of the 108 licensed healthcare assets whose lease terms were originally scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). See “Triple-Net Lease Expirations.”

•	We issued and sold $1.6 billion aggregate principal amount of senior notes having a weighted average interest rate of 3.3% and a weighted average initial maturity of 13.6 years.

•
We entered into a new $3 billion unsecured credit facility, comprised of a $2 billion revolving credit facility initially priced at 100 basis points over LIBOR, and a $200 million four-year term loan and an $800 million five-year term loan, each initially priced at 105 basis points over LIBOR.

•
We established an “at-the-market” equity offering program through which we may sell up to an aggregate of $750.0 million of our common stock, and we issued and sold a total of 2,069,200 shares at an average price of $69.42 per share for aggregate net proceeds of $141.5 million under the program.

•	We sold assets, including loans, and received final repayment on loans receivable for aggregate proceeds of approximately $358 million.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. We believe that the critical accounting policies described below, among others, affect our more significant estimates and judgments used in the preparation of our financial statements. For more information regarding our critical accounting policies, see “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we determine that we are its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.
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
Business Combinations
We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized lease-related intangibles associated with that lease in operations at that time.
We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.
We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names and trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name or trademark.
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans on the same terms and having the same maturities would be made to borrowers with similar credit ratings. The estimated future cash flows already reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.
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
We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method.
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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We evaluate our investments in unconsolidated entities for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment. Our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of a reporting unit to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques, which are based, in turn, upon various estimates and assumptions, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable and investments, net or other assets, in the case of unsecured loans receivable) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
We regularly evaluate the collectibility of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
Fair Value
GAAP defines fair value and provides direction for measuring fair value and making the necessary related disclosures. GAAP emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within levels one and two of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within level three of the hierarchy).
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
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
Our four original master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to collect the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, we generally are not subject to federal income tax on net income that we distribute to our stockholders, provided that we continue to qualify as a REIT. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries,” we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.
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
Recently Issued or Adopted Accounting Standards
In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if GAAP requires the amount being reclassified to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts.  Our adoption of ASU 2013-02 on January 1, 2013 did not have a significant impact on our consolidated financial statements or disclosures.
Results of Operations
As of December 31, 2013, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.
Years Ended December 31, 2013 and 2012
The table below shows our results of operations for the years ended December 31, 2013 and 2012 and the effect on our income of changes in those results between periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$880,346	$822,438	$57,908	7.0%
Senior Living Operations	449,321	386,102	63,219	16.4
MOB Operations	300,921	241,869	59,052	24.4
All Other	59,471	39,913	19,558	49.0
Total segment NOI	1,690,059	1,490,322	199,737	13.4
Interest and other income	2,047	1,106	941	85.1
Interest expense	(334,484)	(288,276)	(46,208)	(16.0)
Depreciation and amortization	(721,959)	(714,505)	(7,454)	(1.0)
General, administrative and professional fees	(115,106)	(98,510)	(16,596)	(16.8)
Loss on extinguishment of debt, net	(1,201)	(37,640)	36,439	96.8
Merger-related expenses and deal costs	(21,634)	(63,183)	41,549	65.8
Other	(18,732)	(6,940)	(11,792)	( > 100 )
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	478,990	282,374	196,616	69.6
(Loss) income from unconsolidated entities	(508)	18,154	(18,662)	( > 100 )
Income tax benefit	11,828	6,282	5,546	88.3
Income from continuing operations	490,310	306,810	183,500	59.8
Discontinued operations	(35,421)	54,965	(90,386)	( > 100 )
Net income	454,889	361,775	93,114	25.7
Net income (loss) attributable to noncontrolling interest, net of tax	1,380	(1,025)	(2,405)	( > 100 )
Net income attributable to common stockholders	$453,509	$362,800	90,709	25.0

Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$875,877	$818,000	$57,877	7.1%
Other services revenue	4,469	4,438	31	0.7
Segment NOI	$880,346	$822,438	57,908	7.0
Triple-net leased properties segment NOI increased in 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under certain of our existing triple-net leases and rent from the properties we acquired throughout 2013 and 2012.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2013 for the trailing 12 months ended September 30, 2013 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2012 for the trailing 12 months ended September 30, 2012.

	Number of Properties (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2013 (1)	Number of Properties (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2012 (1)
Seniors Housing Communities	448	86.7%	409	86.0%
Skilled Nursing Facilities	311	81.1	310	82.7
Hospitals	46	56.6	46	57.9

(1)
Excludes properties classified as held for sale, non-stabilized properties, properties included in investments in unconsolidated entities, and certain properties for which we do not receive occupancy information for all periods presented. Also excludes properties acquired during the three months ended December 31, 2013 and 2012, respectively.

The following table compares results of continuing operations for our 822 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2012 through December 31, 2013.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$829,670	$812,570	$17,100	2.1%
Other services revenue	4,469	4,438	31	0.7
Segment NOI	$834,139	$817,008	17,131	2.1
The year-over-year increase in same-store triple-net leased properties NOI is due to contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,406,005	$1,227,124	$178,881	14.6%
Less:
Property-level operating expenses	(956,684)	(841,022)	(115,662)	(13.8)
Segment NOI	$449,321	$386,102	63,219	16.4
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in 2013 over the prior year primarily due to the seniors housing communities we acquired in 2013 and 2012, including 16 seniors housing communities managed by Sunrise that we acquired in May 2012 (the “Sunrise-Managed 16 Communities”) and 25 seniors housing communities whose operations we transitioned to Atria at the time of closing, and higher average unit occupancy rates and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased year over year primarily due to the acquired properties described above, increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.

The following table compares results of continuing operations for our 197 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,217,960	$1,161,356	$56,604	4.9%
Less:
Property-level operating expenses	(832,483)	(796,231)	(36,252)	(4.6)
Segment NOI	$385,477	$365,125	20,352	5.6
Same-store senior living operations NOI increased in 2013 over the prior year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, taxes and insurance costs, and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2013 and 2012:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2013 (1)	2012 (1)	2013 (1)	2012 (1)	2013 (1)	2012 (1)
Total communities	239	222	91.1%	89.9%	$5,476	$5,401
Same-store communities	197	197	91.2	90.0	5,542	5,358

(1)	Information relates to the actual period of ownership and does not necessarily reflect a full year for various communities acquired throughout the period.
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$450,107	$360,849	$89,258	24.7%
Medical office building services revenue	12,077	16,303	(4,226)	(25.9)
Total revenues	462,184	377,152	85,032	22.5
Less:
Property-level operating expenses	(152,948)	(125,400)	(27,548)	(22.0)
Medical office building services costs	(8,315)	(9,883)	1,568	15.9
Segment NOI	$300,921	$241,869	59,052	24.4
The increases in our MOB operations segment revenues and property-level operating expenses in 2013 over the prior year are primarily due to our acquisition of Cogdell Spencer Inc. (“Cogdell”) in April 2012, the August 2012 and March 2013 acquisitions of the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities and other MOBs we acquired throughout 2013 and 2012.

Medical office building services revenue and costs both decreased in 2013 over the prior year primarily due to reduced construction activity during 2013 compared to 2012 and the August 2012 and March 2013 acquisitions of the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities, which reduced our management fee revenue.
The following table compares results of continuing operations for our 184 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$257,085	$256,684	$401	0.2%
Less:
Property-level operating expenses	(85,219)	(86,890)	1,671	1.9
Segment NOI	$171,866	$169,794	2,072	1.2
Same-store MOB NOI increased primarily due to lower expenses as a result of savings in contract cleaning, real estate taxes, repairs and maintenance, and management fees throughout 2013.
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2013 and 2012:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended Ended December 31,
	2013	2012	2013	2012	2013	2012
Total MOBs	309	298	90.2%	90.5%	$29	$29
Same-store MOBs	184	184	88.8	89.6	30	30
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2013 over the prior year due primarily to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which had a weighted average effective interest rate of 9.3% at issuance, partially offset by the sales of portions of certain loans receivable and loan repayments throughout 2013.
Interest Expense
The $38.4 million increase in total interest expense, including interest allocated to discontinued operations of $5.9 million and $13.8 million for the years ended December 31, 2013 and 2012, respectively, is attributed primarily to $55.3 million of additional interest due to higher debt balances, partially offset by a $14.8 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases in 2012, was 3.8% for 2013, compared to 4.0% for 2012.
General, Administrative and Professional Fees
General, administrative and professional fees increased in 2013 primarily due to our continued organizational growth, some of which occurred subsequent to the Cogdell acquisition.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2013 resulted primarily from the write-off of unamortized deferred financing fees as a result of amending our previous unsecured revolving credit facility and the repayment of certain mortgage debt. The loss on extinguishment of debt, net in 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017, partially offset by gains recognized on the repayment of certain mortgage debt.

Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $41.5 million decrease in merger-related expenses and deal costs in 2013 over the prior year is primarily due to lower transition and integration costs attributable to lower investment activity in 2013 compared to 2012.
Other
Other consists primarily of building rent expense paid to lease certain of our senior living operating communities. Certain of these leasing arrangements were acquired in late December 2012, thereby increasing 2013 building rent over the prior year.
Loss/Income from Unconsolidated Entities
Loss/income from unconsolidated entities in 2013 and 2012 relates to our interests in joint ventures that we account for under the equity method of accounting. Income from unconsolidated entities for the year ended December 31, 2012 is attributed primarily to a gain of $16.6 million as a result of the re-measurement of equity interest upon our acquisition in August 2012 of the controlling interests (ranging from 80% to 95%) in 36 MOBs that we previously accounted for as investments in unconsolidated entities. From and after the acquisition date, operations relating to these properties have been consolidated in our Consolidated Statements of Income. As of December 31, 2013, we had ownership interests ranging between 5% and 34% in joint ventures with respect to 18 MOBs, 20 seniors housing communities, 14 skilled nursing facilities and Atria, which we acquired in late December 2012. As of December 31, 2012, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 21 MOBs, 20 seniors housing communities and 14 skilled nursing facilities.
Income Tax Benefit
Income tax benefit for 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of our subsidiaries that are treated as taxable REIT subsidiaries (“TRS” or “TRS entities”). Income tax benefit for 2012 was due primarily to the income tax benefit of ordinary losses related to our TRS entities, partially offset by a valuation allowance recorded against certain deferred tax assets of one of our other TRS entities.
Discontinued Operations
Discontinued operations for 2013 reflects activity related to 41 properties, 22 of which were sold during 2013 and 19 of which were classified as held for sale as of December 31, 2013. We recognized a net gain of $3.6 million on properties sold in 2013. Discontinued operations for 2012 reflects activity related to 84 properties, 43 of which were sold during 2012, resulting in a net gain of $81.0 million.
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for 2013 represents our partners’ joint venture interests in 58 properties. Net loss attributable to noncontrolling interest for 2012 represents our partners’ joint venture interests in 57 properties.

Years Ended December 31, 2012 and 2011
The table below shows our results of operations for the years ended December 31, 2012 and 2011 and the effect on our income of changes in those results between periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$822,438	$629,940	$192,498	30.6%
Senior Living Operations	386,102	277,705	108,397	39.0
MOB Operations	241,869	116,264	125,605	> 100
All Other	39,913	34,415	5,498	16.0
Total segment NOI	1,490,322	1,058,324	431,998	40.8
Interest and other income	1,106	1,216	(110)	(9.0)
Interest expense	(288,276)	(223,804)	(64,472)	(28.8)
Depreciation and amortization	(714,505)	(444,193)	(270,312)	(60.9)
General, administrative and professional fees	(98,510)	(74,537)	(23,973)	(32.2)
Loss on extinguishment of debt, net	(37,640)	(27,604)	(10,036)	(36.4)
Litigation proceeds, net	—	202,259	(202,259)	(100.0)
Merger-related expenses and deal costs	(63,183)	(153,923)	90,740	59.0
Other	(6,940)	(7,270)	330	4.5
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	282,374	330,468	(48,094)	(14.6)
Income (loss) from unconsolidated entities	18,154	(52)	18,206	nm
Income tax benefit	6,282	30,660	(24,378)	(79.5)
Income from continuing operations	306,810	361,076	(54,266)	(15.0)
Discontinued operations	54,965	2,185	52,780	nm
Net income	361,775	363,261	(1,486)	(0.4)
Net loss attributable to noncontrolling interest, net of tax	(1,025)	(1,232)	207	16.8
Net income attributable to common stockholders	$362,800	$364,493	(1,693)	(0.5)

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$818,000	$627,723	$190,277	30.3%
Other services revenue	4,438	2,217	2,221	> 100
Segment NOI	$822,438	$629,940	192,498	30.6
Triple-net leased properties segment NOI increased in 2012 over the prior year primarily due to rental income from the properties we acquired in July 2011 in connection with our acquisition of Nationwide Health Properties, Inc. (“NHP”) ($172.8

million), as well as contractual rent escalations pursuant to the terms of our leases and increases in base and other rent under certain of our existing triple-net leases.
The following table compares results of continuing operations for our 367 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2011 through December 31, 2012.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$468,974	$458,279	$10,695	2.3%
Other services revenue	—	—	—	nm
Segment NOI	$468,974	$458,279	10,695	2.3

nm—not meaningful
The year-over-year increase in same-store triple-net leased properties NOI was due to contractual escalations in rent pursuant to the terms of our leases, including our four original Kindred Master Leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,227,124	$865,800	$361,324	41.7%
Less:
Property-level operating expenses	(841,022)	(588,095)	(252,927)	(43.0)
Segment NOI	$386,102	$277,705	108,397	39.0
Our senior living operations segment revenues increased in 2012 over the prior year primarily due to the properties we acquired in May 2011 in connection with our acquisition of substantially all of the real estate assets and working capital of privately-owned Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), the Sunrise-Managed 16 Communities we acquired in May 2012 and nine seniors housing communities we acquired throughout 2012 that were transitioned to Atria at the time of closing, as well as higher average unit occupancy rates in 2012 compared to 2011.
Property-level operating expenses increased in 2012 over the prior year primarily due to the acquired properties described above and higher management fees and labor expenses at the 79 Sunrise-managed communities we acquired in 2007 (the “Original Sunrise-Managed Communities”). Under our management agreements with respect to the Original Sunrise-Managed Communities, the management fees paid to Sunrise were temporarily reduced to 3.75% of revenues generated by the applicable properties for 2011, but reverted to their contractual level of 6% of revenues generated by the applicable properties (with a range of 5% to 7%) for 2012 and subsequent years. The management fees (including incentive fees) we paid pursuant to our Sunrise management agreements in 2012 were equal to 6.4% of revenues generated by the applicable properties.

The following table compares results of continuing operations for our 81 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$493,929	$467,770	$26,159	5.6%
Less:
Property-level operating expenses	(335,154)	(310,808)	(24,346)	(7.8)
Segment NOI	$158,775	$156,962	$1,813	1.2
Same-store senior living operations NOI increased in 2012 over the prior year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by the increase in management fees with respect to the Original Sunrise-Managed Communities. Management fee expense for our same-store communities increased $13.8 million year over year.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2012 and 2011:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Total communities	222	197	89.9%	87.6%	$5,401	$5,447
Same-store communities	81	81	90.1	87.7	6,911	6,724
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$360,849	$166,079	$194,770	> 100%
Medical office building services revenue	16,303	34,254	(17,951)	(52.4)
Total revenues	377,152	200,333	176,819	88.3
Less:
Property-level operating expenses	(125,400)	(56,987)	(68,413)	( > 100 )
Medical office building services costs	(9,883)	(27,082)	17,199	63.5
Segment NOI	$241,869	$116,264	125,605	> 100
MOB operations segment revenues and property-level operating expenses increased in 2012 over the prior year primarily due to the MOBs we acquired in connection with the NHP acquisition in July 2011 and the Cogdell acquisition in April 2012, 44 other MOBs we acquired in 2012 (including 36 MOBs that we previously accounted for as investments in unconsolidated entities), and three MOB developments that were completed during 2012.
Medical office building services revenue and costs both decreased in 2012 over the prior year primarily due to reduced construction activity during 2012 compared to 2011.

The following table compares results of continuing operations for our 69 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Income
	2012	2011	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$97,978	$96,188	$1,790	1.9%
Less:
Property-level operating expenses	(35,090)	(33,896)	(1,194)	(3.5)
Segment NOI	$62,888	$62,292	596	1.0
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2012 and 2011:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2012	2011	2012	2011	2012	2011
Total MOBs	298	184	90.5%	90.2%	$30	$29
Same-store MOBs	69	69	90.4	91.1	28	27
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2012 over the prior year primarily due to income (including prepayment fees) on the loans receivable portfolio we acquired in connection with the NHP acquisition, partially offset by decreased interest income related to loan repayments during both 2011 and 2012.
Interest Expense
The $60.0 million increase in total interest expense, including interest allocated to discontinued operations of $13.8 million and $18.3 million for the years ended December 31, 2012 and 2011, respectively, is attributed primarily to a $114.2 million increase in interest due to higher debt balances, partially offset by a $59.3 million decrease in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases, was 4.0% for 2012, compared to 4.9% for 2011.
Depreciation and Amortization
Depreciation and amortization expense increased in 2012 over the prior year primarily due to the ASLG, NHP and Cogdell acquisitions and other properties we acquired in 2012, including the Sunrise-Managed 16 Communities.
General, Administrative and Professional Fees
General, administrative and professional fees increased in 2012 over the prior year due primarily to our continued organizational growth.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017, partially offset by gains recognized on the repayment of certain mortgage debt. The loss on extinguishment of debt, net in 2011 relates primarily to our early repayment of $307.2 million principal amount of existing mortgage debt in February 2011, our redemption of $200.0 million principal amount of our 6½% senior notes due 2016 in July 2011 and termination of our previous unsecured revolving credit facilities in October 2011.

Litigation Proceeds, Net
Litigation proceeds, net in 2011 reflects our receipt of $102.8 million in payment of the compensatory damages award from HCP, Inc. (“HCP”) arising out of our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust, plus certain costs and interest, and the receipt of an additional $125 million from HCP in final settlement of our outstanding lawsuit against HCP, net of certain fees and expenses, the contingent fee for our outside legal counsel and donations to the Ventas Charitable Foundation. No similar events occurred during 2012.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. These transition and integration expenses and deal costs reflect certain fees and expenses incurred in connection with the ASLG, NHP and Cogdell acquisitions. Merger-related expenses and deal costs during the year ended December 31, 2011 also include expenses relating to our favorable litigation against HCP and subsequent cross-appeals, which were fully concluded in November 2011. The $90.7 million decrease in merger-related expenses and deal costs in 2012 over the prior year is due primarily to the significant size of our 2011 acquisitions, as well as the conclusion of the HCP litigation in late 2011.
Income/Loss from Unconsolidated Entities
Income/loss from unconsolidated entities in 2012 and 2011 relates to our interests in joint ventures we acquired in connection with the NHP acquisition and our acquisition of Lillibridge in 2010. Income from unconsolidated entities for the year ended December 31, 2012 is attributed primarily to a gain of $16.6 million as a result of the re-measurement of equity interest upon our acquisition in August 2012 of the controlling interests (ranging from 80% to 95%) in 36 MOBs we previously accounted for as investments in unconsolidated entities. Subsequent to the acquisition date, operations relating to these properties are consolidated in our Consolidated Statements of Income. As of December 31, 2012, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 21 MOBs, 20 seniors housing communities and 14 skilled nursing facilities. As of December 31, 2011, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 58 MOBs, 20 seniors housing communities and 14 skilled nursing facilities.
Income Tax Benefit
We recorded an income tax benefit for 2012 due primarily to ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities, net of the current period valuation allowance. We recorded an income tax benefit for 2011 due primarily to the reversal of certain income tax contingency reserves, including interest, related to our 2007 U.S. federal income tax returns and ordinary losses (in part due to the reversal of acquisition deferred tax liabilities) related to our TRS entities.
Discontinued Operations
Discontinued operations for 2012 reflects activity related to 84 properties, 43 of which were sold during 2012, resulting in a net gain of $81.0 million. Discontinued operations for 2011 reflects activity related to 88 properties, four of which were sold during 2011 with no resulting gain or loss.
Net Loss Attributable to Noncontrolling Interest
Net loss attributable to noncontrolling interest for 2012 represents our partners’ joint venture interests in 57 properties. Net loss attributable to noncontrolling interest for 2011 represents our partners’ joint venture interests in 29 properties.

Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most comparable GAAP measure. The following describes the non-GAAP financial measures based on which management evaluates our operating performance and that we consider most useful to investors, and sets forth reconciliations of these measures to the most directly comparable GAAP financial measures.
The non-GAAP financial measures we present in this Annual Report on Form 10-K may not be identical to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. To overcome this problem, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; and (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments.

Our FFO and normalized FFO for each of the five years ended December 31, 2013 are summarized in the following table. Our FFO for the year ended December 31, 2013 increased over the prior year due primarily to the $1.8 billion of investments we made in 2013, the full-year benefit of our 2012 acquisitions, excellent performance by our senior living operations segment, increases in rental income in our triple-net leased properties segment and lower weighted average interest rates. These benefits were partially offset by higher debt balances, increases in general and administrative expenses and asset sales and loan repayments in 2012 and 2013.

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income attributable to common stockholders	$453,509	$362,800	$364,493	$246,167	$266,495
Adjustments:
Real estate depreciation and amortization	716,296	710,082	441,766	197,552	192,113
Real estate depreciation related to noncontrolling interest	(10,512)	(8,503)	(3,471)	(6,217)	(6,349)
Real estate depreciation related to unconsolidated entities	6,543	7,516	6,552	2,367	—
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	(16,645)	—	—	—
Discontinued operations:
Gain on real estate dispositions, net	(4,059)	(80,952)	—	(25,241)	(67,305)
Depreciation on real estate assets	47,922	50,269	15,511	6,878	8,455
FFO	1,208,458	1,024,567	824,851	421,506	393,409
Adjustments:
Litigation proceeds, net	—	—	(202,259)	—	—
Change in fair value of financial instruments	449	99	2,959	—	—
Income tax (benefit) expense	(11,828)	(6,286)	(31,137)	2,930	(3,459)
Loss on extinguishment of debt, net	1,048	37,640	27,604	9,791	6,080
Merger-related expenses and deal costs	21,560	63,183	153,923	19,243	13,015
Amortization of other intangibles	1,022	1,022	1,022	511	—
Normalized FFO	$1,220,709	$1,120,225	$776,963	$453,981	$409,045

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, net litigation proceeds, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$454,889	$361,775	$363,261
Adjustments:
Interest	340,381	302,031	242,057
Loss on extinguishment of debt, net	1,048	37,640	27,604
Taxes (including amounts in general, administrative and professional fees)	(7,166)	(2,627)	(29,136)
Depreciation and amortization	769,881	764,774	459,704
Non-cash stock-based compensation expense	20,653	20,784	19,346
Merger-related expenses and deal costs	21,634	63,183	153,923
Gain on real estate dispositions, net	(4,059)	(80,952)	—
Litigation proceeds, net	—	—	(202,259)
Changes in fair value of financial instruments	449	99	2,959
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	(16,645)	—
Adjusted EBITDA	$1,596,469	$1,450,062	$1,037,459

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the years ended December 31, 2013, 2012 and 2011:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$454,889	$361,775	$363,261
Adjustments:
Interest and other income	(2,047)	(6,158)	(1,217)
Interest	340,381	302,031	242,057
Depreciation and amortization	769,881	764,774	459,704
General, administrative and professional fees	115,109	98,813	74,537
Loss on extinguishment of debt, net	1,048	37,640	27,604
Litigation proceeds, net	—	—	(202,259)
Merger-related expenses and deal costs	21,634	63,183	153,923
Other	18,325	8,842	8,653
Loss (income) from unconsolidated entities	508	(18,154)	52
Income tax benefit	(11,828)	(6,286)	(31,137)
Gain on real estate dispositions, net	(3,617)	(80,952)	—
NOI	1,704,283	1,525,508	1,095,178
Discontinued operations	(14,224)	(35,186)	(36,854)
NOI (excluding amounts in discontinued operations)	$1,690,059	$1,490,322	$1,058,324
Asset/Liability Management
Asset/liability management, a key element of our overall risk management program, addresses market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk and is designed to support the achievement of our business strategy, while ensuring that we maintain appropriate risk levels. Effective management of these risks is an important determinant of the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments.
Market Risk
We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. To address these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of December 31,
	2013	2012	2011
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$5,418,543	$4,079,643	$2,460,026
Mortgage loans and other (1) (2)	2,155,155	2,442,652	2,357,268
Variable rate:
Unsecured revolving credit facilities	376,343	540,727	455,578
Unsecured term loans	1,000,702	685,336	501,875
Mortgage loans and other (1) (2)	369,734	437,957	405,696
Total	$9,320,477	$8,186,315	$6,180,443
Percent of total debt:
Fixed rate:
Senior notes and other	58.1%	49.8%	39.8%
Mortgage loans and other (1) (2)	23.2	29.8	38.1
Variable rate:
Unsecured revolving credit facilities	4.0	6.6	7.4
Unsecured term loans	10.7	8.4	8.1
Mortgage loans and other (1) (2)	4.0	5.4	6.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.7%	4.0%	5.3%
Mortgage loans and other (1) (2)	6.0	6.1	6.1
Variable rate:
Unsecured revolving credit facilities	1.2	1.5	1.4
Unsecured term loans	1.3	1.6	1.8
Mortgage loans and other (1) (2)	1.7	1.9	2.0
Total	3.8	4.1	4.8

(1)
Excludes debt related to real estate assets classified as held for sale as of December 31, 2013, 2012 and 2011, respectively. The total mortgage debt for these properties as of December 31, 2013, 2012 and 2011 was $13.1 million, $23.2 million and $14.6 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

(2)	Subsequent to December 31, 2013, we repaid in full approximately $42.7 million of the mortgage loans outstanding as of December 31, 2013.
The variable rate debt in the table above reflects, in part, the effect of $153.7 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $60.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt at December 31, 2013 compared to December 31, 2012 is primarily attributable to the new $200.0 million four-year term loan and $800.0 million five-year term loan entered into in December 2013 in conjunction with our new $3.0 billion unsecured credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2013, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2013, interest expense for 2014 would increase by approximately $17.4 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of December 31, 2013 and 2012, our joint venture and operating partners’ aggregate share of total debt was $174.5 million and $174.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $89.3 million and $92.8 million as of December 31, 2013 and 2012, respectively.
For fixed rate debt, interest rate fluctuations generally affect fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by increased borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs.
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of December 31, 2013 and 2012:

	As of December 31,
	2013	2012
	(In thousands)
Gross book value	$7,573,698	$6,522,295
Fair value(1)	7,690,196	6,936,849
Fair value reflecting change in interest rates:(1)
-100 BPS	8,069,013	7,164,166
+100 BPS	7,320,251	6,559,949

(1)
The change in fair value of our fixed rate debt from December 31, 2012 to December 31, 2013 was due primarily to our senior note issuances in 2013, partially offset by the repayment of our senior notes due 2013 and certain mortgage loans during the year.

As of December 31, 2013 and 2012, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $395.7 million and $701.9 million, respectively. See “Note 6—Loans Receivable and Investments” and “Note 11—Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We are subject to fluctuations in U.S. and Canadian currency exchange rates that may, from time to time, affect our financial condition and results of operations. Increases or decreases in the value of the Canadian dollar relative to the U.S. dollar impact the amount of net income we earn from our 12 seniors housing communities in Canada. Based solely on our 2013 operating results, if the Canadian dollar exchange rate were to increase or decrease by $0.10, our net income from these communities would decrease or increase, as applicable, by approximately $0.1 million per year. If we increase our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, we may decide to transact additional business or borrow funds under our unsecured credit facility in currencies other than U.S. or Canadian dollars. Although we may decide to pursue various hedging arrangements (including additional borrowings in local currencies) to protect against foreign currency fluctuations, we cannot assure you that any such fluctuations will not have a material adverse effect on our business, financial condition, results of operations or liquidity, our ability to service our indebtedness or our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”).
We may engage in hedging strategies from time to time to manage our exposure to market risk, depending on our assessment of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies. However, we do not use derivative financial instruments for speculative purposes.

Concentration and Credit Risk
We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations, business models, and tenants, operators and managers. We evaluate concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant, operator or manager, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of December 31,
	2013	2012
Investment mix by asset type (1):
Seniors housing communities	64.2%	61.2%
MOBs	18.2	18.6
Skilled nursing and other facilities	13.6	14.8
Hospitals	2.3	2.3
Secured loans receivable and investments, net	1.7	3.1
Investment mix by tenant, operator and manager (1):
Atria	19.9%	17.8%
Sunrise	13.9	14.8
Brookdale Senior Living	9.7	10.4
Kindred	3.2	4.4
All other	53.3	52.6

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2013	2012	2011
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations (2)	50.2%	49.8%	50.0%
Kindred	8.1	10.3	14.3
Brookdale Senior Living	5.6	6.3	7.7
All others	36.1	33.6	28.0
Adjusted EBITDA (3):
Senior living operations (2)	27.1%	26.0%	26.0%
Kindred	13.3	16.1	21.9
Brookdale Senior Living	9.4	10.9	13.0
All others	50.2	47.0	39.1
NOI (4):
Senior living operations (2)	26.6%	25.9%	26.2%
Kindred	13.4	17.1	23.4
Brookdale Senior Living	9.2	10.5	12.5
All others	50.8	46.5	37.9
Operations mix by geographic location (5):
California	14.5%	14.1%	14.0%
New York	10.0	10.0	8.9
Texas	6.8	6.0	5.0
Illinois	4.7	5.0	6.6
Florida	4.1	4.1	3.7
All others	44.8	60.8	61.8

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Amounts relate to the actual period of ownership, and do not necessarily reflect a full year.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenue from individual residents at our seniors housing communities managed by independent operators, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2013, 43.6% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and MOB operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to economic or market conditions.
Our reliance on Brookdale Senior Living and Kindred for a meaningful portion of our total revenues and NOI creates credit risk. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a Material Adverse Effect on us. In addition, any failure, inability or unwillingness by Brookdale Senior Living or Kindred to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have an indirect Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living and Kindred generate a meaningful portion of our revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
We regularly monitor and assess any changes in the relative credit risk of our significant tenants, and in particular those tenants that have recourse obligations under our triple-net leases. The ratios and metrics we use to evaluate a significant tenant’s liquidity and creditworthiness depend on facts and circumstances specific to that tenant and the industry or industries in which it operates, including without limitation the tenant’s credit history and economic conditions related to the tenant, its operations and the markets in which the tenant operates, that may vary over time. Among other things, we may (i) review and analyze information regarding the real estate, seniors housing and healthcare industries generally, publicly available information regarding the significant tenant, and information required to be provided by the tenant under the terms of its lease agreements with us, (ii) examine monthly and/or quarterly financial statements of the significant tenant to the extent publicly available or otherwise provided under the terms of our lease agreements, and (iii) participate in periodic discussions and in-person meetings with representatives of the significant tenant.  Using this information, we calculate multiple financial ratios (which may, but do not necessarily, include net debt to EBITDAR or EBITDARM, fixed charge coverage and tangible net worth), after making certain adjustments based on our judgment, and assess other metrics we deem relevant to an understanding of the significant tenant’s credit risk.
As managers, Atria and Sunrise do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.
In December 2012, we acquired a 34% ownership interest in Atria, which entitles us to certain rights and minority protections as well as the right to appoint two directors to the Atria Board of Directors.

Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although the non-renewal of some or all of our triple-net leases could have a Material Adverse Effect on us, during the year ended December 31, 2013, none of our triple-net lease renewals or expirations without renewal had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.
The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2013):

	Number of Properties	2013 Annual Rental Income	% of 2013 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2014	71	$73,018	8.3%
2015	40	24,475	2.8
2016	23	21,517	2.5
2017	44	25,546	2.9
2018	38	58,468	6.7
2019	75	117,026	13.4
2020	125	114,066	13.0
2021	80	68,900	7.9
2022	55	44,672	5.1
2023	45	60,296	6.9
We renewed, sold or transitioned to new operators on or before July 1, 2013 all 89 healthcare assets whose leases with Kindred expired during the second quarter of 2013.
In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 properties comprising the 2015 Renewal Assets. Current aggregate annual rent for the 2015 Renewal Assets is $138 million. The 48 re-leased properties consist of 26 skilled nursing facilities and 22 long-term acute care hospitals. New annual rent, commencing October 1, 2014, will be $95.9 million, an increase of $15 million over then current annual base rent. On October 1, 2013, Kindred also paid us $20 million, which will be amortized over the new lease terms.
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
We believe the net effect from the re-leasing or repositioning of the Marketed Assets will not materially impact our results of operations in 2014 or 2015. However, we cannot assure you as to the actual impact of these transactions on our future operations, nor can we assure you as to whether, when or on what terms we will be able to re-lease or reposition any or all of the Marketed Assets to qualified healthcare operators. Our ability to re-lease or reposition the Marketed Assets could be significantly delayed or limited by state licensing, certificate of need or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and incur obligations to preserve the value of, or avoid the imposition of liens on, the Marketed Assets while they are being re-leased or repositioned.

Liquidity and Capital Resources
As of December 31, 2013, we had a total of $94.8 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2013, we also had escrow deposits and restricted cash of $84.7 million and $1.6 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During 2013, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of equity and debt securities, proceeds from repayments of our loans receivable, proceeds from asset sales and cash on hand. In addition to working capital and general corporate purposes, our principal uses of liquidity during 2013 were to fund $1.8 billion of investments, including deal costs, repay $2.0 billion of debt, distribute $807.2 million of dividends to common stockholders and redeemable OP unitholders and fund $177.4 million for development and redevelopment projects and capital expenditures.
During 2014, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings, issuances of debt and equity securities, sales of real estate assets and borrowings under our unsecured revolving credit facility. However, if any of these sources of liquidity is unavailable to us or is not available at an acceptable cost or if we engage in significant acquisition or investment activity, we may seek or require additional capital through additional debt assumptions and financings (including secured financings), dispositions of assets (in whole or in part through joint venture arrangements with third parties) and/or issuances of debt and equity securities. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.
Unsecured Credit Facility and Term Loans
On December 9, 2013, we entered into a new $3.0 billion unsecured credit facility that replaced our previous $2.0 billion unsecured revolving credit facility, as well as our $125 million term loan that was scheduled to mature in 2015, our $375 million term loan that was scheduled to mature in 2017 and our $180 million term loan that was scheduled to mature in 2018. The new unsecured credit facility is comprised of a $2.0 billion revolving credit facility initially priced at LIBOR plus 1.0%, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each initially priced at LIBOR plus 1.05%. The new revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The new $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The new unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
Proceeds of the new term loans were used to repay amounts outstanding under our previous revolving credit facility and approximately $680 million outstanding under our previous term loans.
The agreement governing our unsecured credit facility requires us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2013.
Senior Notes
As of December 31, 2013, we had $5.1 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), outstanding as follows:
•$400.0 million principal amount of 3.125% senior notes due 2015;
•$550.0 million principal amount of 1.55% senior notes due 2016;

•	$700.0 million principal amount of 2.00% senior notes due 2018;

•	$600.0 million principal amount of 4.00% senior notes due 2019;

•	$500.0 million principal amount of 2.700% senior notes due 2020;

•	$700.0 million principal amount of 4.750% senior notes due 2021;

•	$600.0 million principal amount of 4.25% senior notes due 2022;

•	$500.0 million principal amount of 3.25% senior notes due 2022:

•	$258.8 million principal amount of 5.45% senior notes due 2043; and

•	$300.0 million principal amount of 5.70% senior notes due 2043.
The senior notes due 2015, 2018, 2019, 2020, 2021 and 2022 and the 5.45% senior notes due 2043 were co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation.
In addition, as of December 31, 2013, we had $309.8 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$234.4 million principal amount of 6% senior notes due 2015;

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).
In February 2013, we repaid in full, at par, $270.0 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.
In March 2013, we issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043 at a public offering price equal to par, for total proceeds of $258.8 million before the underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020 at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before the underwriting discount and expenses.
In September 2013, we issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016 at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before the underwriting discount and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043 at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before the underwriting discount and expenses.
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
In August 2012, we initially issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 (“2022 notes”) at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. In December 2012, we issued and sold an additional $225.0 million principal amount of 2022 notes at a public offering price equal to 98.509% of par, for total proceeds of $221.6 million before the underwriting discount and expenses.
Also in December 2012, we issued and sold $700.0 million aggregate principal amount of 2.00% senior notes due 2018 at a public offering price equal to 99.739% of par, for total proceeds of $698.2 million before the underwriting discount and expenses.
During 2012, we repaid in full, at par, $155.4 million aggregate principal amount then outstanding of our 9% senior notes due 2012 and our 8.25% senior notes due 2012 upon maturity, and we redeemed: all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date; and all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, in each case pursuant to the terms of the applicable indenture governing the notes. As a result of these redemptions, we recognized a total loss on extinguishment of debt of $39.7 million.
We may, from time to time, seek to retire or purchase additional amounts of our outstanding senior notes for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.
The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2013.
Mortgage Loan Obligations
As of December 31, 2013 and 2012, our consolidated aggregate principal amount of mortgage debt outstanding was $2.5 billion and $2.9 billion, respectively, of which our share was $2.4 billion and $2.7 billion, respectively.
During 2013, we assumed or originated mortgage debt of $178.8 million in connection with our $1.8 billion of gross investments, and we repaid in full mortgage loans outstanding in the aggregate principal amount of $493.7 million. We recognized a net gain on extinguishment of debt of $0.5 million in connection with these repayments.
During 2012, we assumed $380.3 million of mortgage debt and repaid in full mortgage loans outstanding in the aggregate principal amount of $344.2 million. We recognized a gain on extinguishment of debt of $2.1 million in connection with these repayments.
See “Note 4—Acquisitions of Real Estate Property” and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Dividends
In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2013, our Board of Directors declared and we paid cash dividends on our common stock aggregating $2.735 per share, which exceeds 100% of our 2013 estimated taxable income after the use of any net operating loss carryforwards. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2014. On February 13, 2014, our Board of Directors declared the first quarter 2014 dividend of $0.725 per share, payable in cash on March 28, 2014 to holders of record on March 7, 2014.
We expect that our cash flows will exceed our REIT taxable income due to depreciation and other non-cash deductions in computing REIT taxable income and that we will be able to satisfy the 90% distribution requirement. However, from time to time, we may not have sufficient cash on hand or other liquid assets to meet this requirement or we may decide to retain cash or distribute such greater amount as may be necessary to avoid income and excise taxation. If we do not have sufficient cash on hand or other liquid assets to enable us to satisfy the 90% distribution requirement, or if we desire to retain cash, we may borrow funds, issue additional equity securities, pay taxable stock dividends, if possible, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements or any combination of the foregoing. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties, the construction of which is funded through capital we or our joint venture partners provide. As of December 31, 2013, we had three projects in various stages of development pursuant to these agreements. Through December 31, 2013, we have funded $6.0 million of our estimated total commitment over the projected development period ($19.0 million to $27.0 million) toward these projects.

Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. Through December 31, 2013, we issued and sold a total of 2,069,200 shares of common stock under the program for aggregate net proceeds of $141.5 million, after sales agent commissions of $2.1 million (565,695 shares were issued and sold in the fourth quarter of 2013 for aggregate net proceeds of $35.4 million, after sales agent commissions of $0.5 million). As of December 31, 2013, approximately $606.4 million of our common stock remained available for sale under our ATM equity offering program.
In June 2012, we completed the public offering and sale of 5,980,000 shares of our common stock for $342.5 million in aggregate proceeds.
In April 2012, we filed an automatic shelf registration statement on Form S-3 relating to the sale, from time to time, of an indeterminate amount of debt securities and related guarantees, common stock, preferred stock, depositary shares and warrants. This registration statement replaced our previous automatic shelf registration statement, which expired pursuant to the SEC’s rules.
Other
We received proceeds of $6.1 million and $19.0 million for the years ended December 31, 2013 and 2012, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding increased to 2,258,763 as of December 31, 2013, from 1,909,999 as of December 31, 2012. The weighted average exercise price was $51.59 as of December 31, 2013.
We issued approximately 29,000 and 16,000 shares of common stock under the DRIP for net proceeds of $1.9 million and $1.0 million for the years ended December 31, 2013 and 2012, respectively. We currently offer a 1% discount on the purchase price of our stock to shareholders who reinvest their cash distributions or make optional cash purchases of common stock through the plan. Each month or quarter, as applicable, we may lower or eliminate the discount without prior notice, thereby affecting the future proceeds that we receive from this plan.
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2013 and 2012:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2013	2012	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$67,908	$45,807	$22,101	48.2%
Net cash provided by operating activities	1,194,755	992,816	201,939	20.3
Net cash used in investing activities	(1,282,760)	(2,169,689)	886,929	40.9
Net cash provided by financing activities	114,996	1,198,914	(1,083,918)	(90.4)
Effect of foreign currency translation on cash and cash equivalents	(83)	60	(143)	(238.3)
Cash and cash equivalents at end of period	$94,816	$67,908	26,908	39.6
Cash Flows from Operating Activities
Cash flows from operating activities increased in 2013 over the prior year primarily due to the factors described above that affected our FFO and normalized FFO, lower merger-related expenses and deal costs and the $20 million payment received from Kindred in October 2013 in connection with the 48 re-leased assets whose lease terms were originally scheduled to expire on April 30, 2015.
Cash Flows from Investing Activities
Cash used in investing activities during 2013 and 2012 consisted primarily of cash paid for our investments in real estate ($1.4 billion and $1.5 billion in 2013 and 2012, respectively), purchase of private investment funds ($276.4 million in 2012), investments in loans receivable ($38.0 million and $452.6 million in 2013 and 2012, respectively), capital expenditures ($81.6 million and $69.4 million in 2013 and 2012, respectively) and development project expenditures ($95.7 million and $114.0 million in 2013 and 2012, respectively). These uses were partially offset by proceeds from loans receivable ($325.5 million and

$43.2 million in 2013 and 2012, respectively), proceeds from the sale or maturity of marketable debt securities ($5.5 million and $37.5 million in 2013 and 2012, respectively), and proceeds from real estate dispositions ($35.6 million and $149.0 million in 2013 and 2012, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during 2013 and 2012 consisted primarily of net borrowings under our unsecured revolving credit facility ($84.9 million in 2012), net proceeds from the issuance of debt ($2.8 billion and $2.7 billion in 2013 and 2012, respectively) and net proceeds from the issuance of common stock ($141.3 million and $342.5 million in 2013 and 2012, respectively). These cash inflows were partially offset by debt repayments ($1.8 billion and $1.2 billion in 2013 and 2012, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($816.4 million and $738.2 million in 2013 and 2012, respectively), net payments made on our unsecured credit facility ($164.0 million in 2013) and payments for deferred financing costs ($31.3 million and $23.8 million in 2013 and 2012, respectively).
Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2013:

	Total	Less than 1 year	1 - 3 years (4)	3 - 5 years (5)	More than 5 years (6)
	(In thousands)
Long-term debt obligations (1) (2) (3)	$12,167,151	$490,777	$2,580,028	$2,508,010	$6,588,336
Operating obligations, including ground lease obligations	612,620	31,558	56,452	34,354	490,256
Total	$12,779,771	$522,335	$2,636,480	$2,542,364	$7,078,592

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2013.

(3)	Excludes $13.1 million of mortgage debt related to a real estate asset classified as held for sale as of December 31, 2013 that is scheduled to mature in 2017.

(4)
Includes $400.0 million outstanding principal amount of our 3.125% senior notes due 2015, $234.4 million outstanding principal amount of our 6% senior notes due 2015 and $550.0 million outstanding principal amount of our 1.55% senior notes due 2016.

(5)
Includes $376.3 million of borrowings outstanding on our unsecured revolving credit facility, $700.0 million outstanding principal amount of our 2.00% senior notes due 2018 and $200.0 million of borrowings under our unsecured term loan due 2018.

(6)
Includes $800.7 million of borrowings under our unsecured term loan due 2019 and $3.5 billion aggregate principal amount outstanding of our senior notes maturing between 2019 and 2043. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

As of December 31, 2013, we had $21.9 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.
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

ITEM 8.    Financial Statements and Supplementary Data
Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the original framework (1992 framework) established in a report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2013 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.

We have audited the accompanying consolidated balance sheets of Ventas, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the accompanying index to consolidated financial statements and financial statement schedules.  These financial statements and schedule are the responsibility of Ventas Inc.’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ventas, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.

We have audited Ventas, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Ventas, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on Ventas, Inc.’s internal control over financial reporting based on our audit.

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

In our opinion, Ventas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2013 consolidated financial statements and financial statement schedule of Ventas, Inc. and our report dated February 17, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Chicago, Illinois
February 17, 2014

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2013 and 2012
(In thousands, except per share amounts)

	2013	2012
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$1,855,968	$1,772,417
Buildings and improvements	18,457,028	16,920,821
Construction in progress	80,415	70,665
Acquired lease intangibles	1,010,181	981,704
	21,403,592	19,745,607
Accumulated depreciation and amortization	(3,328,006)	(2,634,075)
Net real estate property	18,075,586	17,111,532
Secured loans receivable and investments, net	376,229	635,002
Investments in unconsolidated entities	91,656	95,409
Net real estate investments	18,543,471	17,841,943
Cash and cash equivalents	94,816	67,908
Escrow deposits and restricted cash	84,657	105,913
Deferred financing costs, net	62,215	42,551
Other assets	946,335	921,685
Total assets	$19,731,494	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$9,364,992	$8,413,646
Accrued interest	54,349	47,565
Accounts payable and other liabilities	1,001,515	995,156
Deferred income taxes	250,167	259,715
Total liabilities	10,671,023	9,716,082
Redeemable OP unitholder and noncontrolling interests	156,660	174,555
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 297,901 and 295,565 shares issued at December 31, 2013 and 2012, respectively	74,488	73,904
Capital in excess of par value	10,078,592	9,920,962
Accumulated other comprehensive income	19,659	23,354
Retained earnings (deficit)	(1,126,541)	(777,927)
Treasury stock, 3,712 and 3,699 shares at December 31, 2013 and 2012, respectively	(221,917)	(221,165)
Total Ventas stockholders’ equity	8,824,281	9,019,128
Noncontrolling interest	79,530	70,235
Total equity	8,903,811	9,089,363
Total liabilities and equity	$19,731,494	$18,980,000
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net leased	$875,877	$818,000	$627,723
Medical office buildings	450,107	360,849	166,079
	1,325,984	1,178,849	793,802
Resident fees and services	1,406,005	1,227,124	865,800
Medical office building and other services revenue	17,809	20,741	36,471
Income from loans and investments	58,208	39,913	34,415
Interest and other income	2,047	1,106	1,216
Total revenues	2,810,053	2,467,733	1,731,704
Expenses:
Interest	334,484	288,276	223,804
Depreciation and amortization	721,959	714,505	444,193
Property-level operating expenses:
Senior living	956,684	841,022	588,095
Medical office buildings	152,948	125,400	56,987
	1,109,632	966,422	645,082
Medical office building services costs	8,315	9,883	27,082
General, administrative and professional fees	115,106	98,510	74,537
Loss on extinguishment of debt, net	1,201	37,640	27,604
Litigation proceeds, net	—	—	(202,259)
Merger-related expenses and deal costs	21,634	63,183	153,923
Other	18,732	6,940	7,270
Total expenses	2,331,063	2,185,359	1,401,236
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	478,990	282,374	330,468
(Loss) income from unconsolidated entities	(508)	18,154	(52)
Income tax benefit	11,828	6,282	30,660
Income from continuing operations	490,310	306,810	361,076
Discontinued operations	(35,421)	54,965	2,185
Net income	454,889	361,775	363,261
Net income (loss) attributable to noncontrolling interest	1,380	(1,025)	(1,232)
Net income attributable to common stockholders	$453,509	$362,800	$364,493
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders	$1.67	$1.05	$1.59
Discontinued operations	(0.12)	0.19	0.01
Net income attributable to common stockholders	$1.55	$1.24	$1.60
Diluted:
Income from continuing operations attributable to common stockholders	$1.66	$1.04	$1.57
Discontinued operations	(0.12)	0.19	0.01
Net income attributable to common stockholders	$1.54	$1.23	$1.58
Weighted average shares used in computing earnings per common share:
Basic	292,654	292,064	228,453
Diluted	295,110	294,488	230,790
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)

Net income	$454,889	$361,775	$363,261
Other comprehensive income (loss):
Foreign currency translation	(5,422)	2,375	(1,944)
Change in unrealized gain on marketable debt securities	(1,023)	(1,296)	(2,691)
Other	2,750	213	(171)
Total other comprehensive (loss) income	(3,695)	1,292	(4,806)
Comprehensive income	451,194	363,067	358,455
Comprehensive income (loss) attributable to noncontrolling interest	1,380	(1,025)	(1,232)
Comprehensive income attributable to common stockholders	$449,814	$364,092	$359,687
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2013, 2012 and 2011

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2011	$39,391	$2,576,843	$26,868	$(255,628)	$(748)	$2,386,726	$3,479	$2,390,205
Net income (loss)	—	—	—	364,493	—	364,493	(1,232)	363,261
Other comprehensive loss	—	—	(4,806)	—	—	(4,806)	—	(4,806)
Acquisition-related activity	31,181	6,711,081	—	—	(4,326)	6,737,936	81,192	6,819,128
Net change in noncontrolling interest	—	(3,188)	—	—	—	(3,188)	(2,452)	(5,640)
Dividends to common stockholders—$2.30 per share	—	—	—	(521,046)	—	(521,046)	—	(521,046)
Issuance of common stock	1,627	297,931	—	—	—	299,558	—	299,558
Issuance of common stock for stock plans	9	18,999	—	—	3,293	22,301	—	22,301
Adjust redeemable OP unitholder interests to current fair value	—	(4,442)	—	—	—	(4,442)	—	(4,442)
Purchase of OP units	—	(52)	—	—	—	(52)	—	(52)
Grant of restricted stock, net of forfeitures	32	(3,589)	—	—	1,034	(2,523)	—	(2,523)
Balance at December 31, 2011	72,240	9,593,583	22,062	(412,181)	(747)	9,274,957	80,987	9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive income	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	73,904	9,920,962	23,354	(777,927)	(221,165)	9,019,128	70,235	9,089,363
Net income	—	—	—	453,509	—	453,509	1,380	454,889
Other comprehensive loss	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(8,202)	(8,202)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	$74,488	$10,078,592	$19,659	$(1,126,541)	$(221,917)	$8,824,281	$79,530	$8,903,811
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$454,889	$361,775	$363,261
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	769,881	764,775	459,704
Amortization of deferred revenue and lease intangibles, net	(15,793)	(17,118)	(12,159)
Other non-cash amortization	(16,745)	(39,943)	(13,163)
Stock-based compensation	20,653	20,784	19,346
Straight-lining of rental income, net	(30,540)	(24,042)	(14,885)
Loss on extinguishment of debt, net	1,048	37,640	27,604
Gain on real estate dispositions, net (including amounts in discontinued operations)	(3,617)	(80,952)	—
Gain on real estate loan investments	(5,056)	(5,230)	(3,255)
Gain on sale of marketable securities	(856)	—	(733)
Income tax benefit (including amounts in discontinued operations)	(11,828)	(6,286)	(31,137)
Loss (income) from unconsolidated entities	1,748	(1,509)	52
Gain on re-measurement of equity interest upon acquisition, net	(1,241)	(16,645)	—
Other	8,407	10,414	7,405
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(690)	3,756	424
Increase (decrease) in accrued interest	6,806	9,969	(9,150)
Decrease (increase) in accounts payable and other liabilities	17,689	(24,572)	(20,117)
Net cash provided by operating activities	1,194,755	992,816	773,197
Cash flows from investing activities:
Net investment in real estate property	(1,437,002)	(1,453,065)	(531,605)
Purchase of private investment funds	—	(276,419)	—
Purchase of noncontrolling interest	(14,331)	(3,934)	(3,319)
Investment in loans receivable and other	(37,963)	(452,558)	(628,133)
Proceeds from real estate disposals	35,591	149,045	20,618
Proceeds from loans receivable	325,518	43,219	220,179
Proceeds from sale or maturity of marketable securities	5,493	37,500	23,050
Funds held in escrow for future development expenditures	19,458	(28,050)	—
Development project expenditures	(95,741)	(114,002)	(47,591)
Capital expenditures	(81,614)	(69,430)	(50,473)
Other	(2,169)	(1,995)	(165)
Net cash used in investing activities	(1,282,760)	(2,169,689)	(997,439)
Cash flows from financing activities:
Net change in borrowings under credit facilities	(164,029)	84,938	537,452
Proceeds from debt	2,767,546	2,710,405	1,343,640
Repayment of debt	(1,792,492)	(1,193,023)	(1,388,962)
Payment of deferred financing costs	(31,277)	(23,770)	(20,040)
Issuance of common stock, net	141,343	342,469	299,847
Cash distribution to common stockholders	(802,123)	(728,546)	(521,046)
Cash distribution to redeemable OP unitholders	(5,040)	(4,446)	(2,359)
Purchases of redeemable OP units	(659)	(4,601)	(185)
Contributions from noncontrolling interest	2,395	38	2
Distributions to noncontrolling interest	(9,286)	(5,215)	(2,556)
Other	8,618	20,665	2,489
Net cash provided by financing activities	114,996	1,198,914	248,282
Net increase in cash and cash equivalents	26,991	22,041	24,040
Effect of foreign currency translation on cash and cash equivalents	(83)	60	(45)
Cash and cash equivalents at beginning of period	67,908	45,807	21,812
Cash and cash equivalents at end of period	$94,816	$67,908	$45,807

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2013, 2012 and 2011

	2013	2012	2011
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$338,311	$329,655	$257,175
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$223,955	$582,694	$10,973,093
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(134,003)	—
Other assets acquired	6,635	77,730	594,176
Debt assumed	183,848	412,825	3,651,089
Other liabilities	29,868	70,391	952,279
Deferred income tax liability	5,181	4,299	43,889
Redeemable OP unitholder interests	—	—	100,888
Noncontrolling interests	11,693	34,580	81,192
Equity issued	—	4,326	6,737,932
Debt transferred on the sale of assets	—	14,535	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States and Canada. As of December 31, 2013, we owned nearly 1,500 properties, including seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, in 46 states, the District of Columbia and two Canadian provinces, and we had three new properties under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2013, we leased a total of 907 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 239 of our seniors housing communities pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 142 properties, respectively, as of December 31, 2013.
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
U.S. generally accepted accounting principles (“GAAP”) requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; or (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we determine that we are its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We generally amortize any difference between our cost basis and the basis reflected at the joint venture level over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could record more or less income than the joint venture has generated, than actual cash distributions received or than the amount we may receive in the event of an actual liquidation.
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of December 31, 2013, third party investors owned 2,451,878 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.1% of the total units then outstanding, and we owned 6,287,831 Class B limited partnership units in NHP/PMB, representing the remaining 71.9%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2013 and 2012, the fair value of the redeemable OP unitholder interests was $111.6 million and $114.9 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2013 and 2012. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. With respect to these joint ventures, our joint venture partner has certain redemption rights that are outside our control and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Other than redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify such interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For earnings of consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the partners in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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
Business Combinations
We account for acquisitions using the acquisition method and allocate the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
The fair value of acquired lease-related intangibles, if any, reflects: (i) the estimated value of any above and/or below market leases, determined by discounting the difference between the estimated market rent and in-place lease rent; and (ii) the estimated value of in-place leases related to the cost to obtain tenants, including leasing commissions, and an estimated value of the absorption period to reflect the value of the rent and recovery costs foregone during a reasonable lease-up period as if the acquired space was vacant. We amortize any acquired lease-related intangibles to revenue or amortization expense over the remaining life of the associated lease plus any assumed bargain renewal periods. If a lease is terminated prior to its stated expiration or not renewed upon expiration, we recognize all unamortized amounts of lease-related intangibles associated with that lease in operations at that time.
We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate property for which we have recorded a tenant purchase option intangible liability (excluding properties classified as held for sale) was $386.4 million and $432.5 million at December 31, 2013 and 2012, respectively.
We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing business relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names and trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name or trademark.
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans on the same terms and having the same maturities would be made to borrowers with similar credit ratings. The estimated future cash flows already reflect our judgment regarding the uncertainty of those cash flows, so we do not establish a valuation allowance at the acquisition date. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance.
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
Impairment of Long-Lived and Intangible Assets
We periodically evaluate our long-lived assets, primarily consisting of investments in real estate, for impairment indicators. If indicators of impairment are present, we evaluate the carrying value of the related real estate investments in relation to the future undiscounted cash flows of the underlying operations. In performing this evaluation, we consider market conditions and our current intentions with respect to holding or disposing of the asset. We adjust the net book value of leased properties and other long-lived assets to fair value if the sum of the expected future undiscounted cash flows, including sales proceeds, is less than book value. We recognize an impairment loss at the time we make any such determination. We recorded real estate impairment charges of $51.5 million, $35.6 million, and $0 for the years ended December 31, 2013, 2012 and 2011, respectively, primarily related to our triple-net leased properties reportable business segment. These charges are recorded primarily as a component of depreciation and amortization in both continuing and discontinued operations in our Consolidated Statements of Income.
If impairment indicators arise with respect to intangible assets with finite useful lives, we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
We evaluate our investments in unconsolidated entities for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment. Our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. Qualitative factors we assess include current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of a reporting unit to all the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques, which are based, in turn, upon level three inputs, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Assets Held for Sale and Discontinued Operations
We sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. Discontinued operations is defined as a component of an entity that has either been disposed of or is deemed to be held for sale if both the operations and cash flows of the component have been or will be eliminated from ongoing operations as a result of the disposition and the entity will not have any significant continuing involvement in the operations of the component after the disposition. The results of operations and any gain or loss on assets sold or classified as held for sale are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We allocate estimated interest expense to discontinued operations based on property values and our weighted average interest rate or the property’s actual mortgage interest.
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable and investments, net or other assets, in the case of unsecured loans receivable) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
We regularly evaluate the collectibility of loans receivable based on factors such as corporate and facility-level financial and operational reports, compliance with financial covenants set forth in the applicable loan agreement, the financial strength of the borrower and any guarantor, the payment history of the borrower and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to collect all amounts due under the terms of the applicable loan agreement, we provide a reserve against the portion of the receivable that we estimate may not be collected.
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
Deferred Financing Costs
We amortize deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing costs, net of accumulated amortization, were approximately $62.2 million and $42.6 million at December 31, 2013 and 2012, respectively. Amortized costs of approximately $13.5 million, $10.5 million and $17.8 million were included in interest expense for the years ended December 31, 2013, 2012 and 2011, respectively.
Marketable Debt and Equity Securities
We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. Our interest in a government-sponsored pooled loan investment is classified as secured loans receivable and investments, net on our Consolidated Balance Sheets. We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Derivative Instruments
We recognize all derivative instruments in other assets or accounts payable and other liabilities on our Consolidated Balance Sheets at fair value as of the reporting date. We recognize changes in the fair value of derivative instruments in other expenses in our Consolidated Statements of Income or accumulated other comprehensive income on our Consolidated Balance Sheets, depending on the intended use of the derivative and our designation of the instrument.
We do not use our derivative financial instruments, including interest rate caps and interest rate swaps, for trading or speculative purposes. Our interest rate caps were designated as having a hedging relationship with the underlying securities and therefore meet the criteria for hedge accounting under GAAP. Accordingly, our interest rate caps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in accumulated other comprehensive income on our Consolidated Balance Sheets. Our interest rate swaps (excluding the interest rate swap contract of an unconsolidated joint venture described below) were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, our interest rate swaps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income. One of our unconsolidated joint ventures is party to an interest rate swap contract that was designated as effectively hedging the variability of expected cash flows related to variable rate debt secured by a portion of its real estate portfolio. We recognize our proportionate share of the change in fair value of this swap in accumulated other comprehensive income on our Consolidated Balance Sheets.
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
Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs are inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets, as well as other inputs for the asset or liability, such as interest rates, foreign exchange rates and yield curves, that are observable at commonly quoted intervals. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, as there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for such asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•
Cash and cash equivalents - The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans on the same terms and having the same maturities would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses, if any, on loans receivable using level three inputs.

•
Marketable debt securities - Whenever possible, we estimate the fair value of marketable debt securities using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. In other cases, we estimate the fair value of marketable debt securities using level three inputs: we consider credit spreads, underlying asset performance and credit quality, default rates and any other applicable criteria.

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps and interest rate swaps, using level two inputs: for interest rate caps, we observe

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings.

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level two inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2013 and 2012, this cumulative excess totaled $150.8 million (net of allowances of $101.4 million) and $120.3 million (net of allowances of $59.7 million), respectively.
Our four original master lease agreements with Kindred (the “Kindred Master Leases”) and certain of our other leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have a term of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and we defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant, and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to collect the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Stock-Based Compensation
We recognize share-based payments to employees and directors, including grants of stock options, in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the fair value of the award.
Gain on Sale of Assets
We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our Consolidated Balance Sheets. We recognize gains on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, we generally are not subject to federal income tax on net income that we distribute to our stockholders, provided that we continue to qualify as a REIT. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries,” we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations.
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
Foreign Currency
Certain of our subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets, and we record foreign currency transaction gains and losses in our Consolidated Statements of Income.
Segment Reporting
As of December 31, 2013, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. See “Note 20—Segment Information.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating Leases
We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for leases that provide for periodic and determinable increases in base rent.
Recently Issued or Adopted Accounting Standards
In January 2013, the FASB issued Accounting Standards Update 2013-02, Reporting of Amounts Reclassified Out of Accumulated Comprehensive Income (“ASU 2013-02”), which requires an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if GAAP requires the amount being reclassified to be reclassified in its entirety to net income.  For other amounts that are not required under GAAP to be reclassified in their entirety to net income within the same reporting period, an entity is required to cross-reference other disclosures that provide additional detail about the reclassified amounts.  Our adoption of ASU 2013-02 on January 1, 2013 did not have a significant impact on our consolidated financial statements or disclosures.
Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.
Note 3—Concentration of Credit Risk
As of December 31, 2013, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.9%, 13.9%, 9.7% and 3.2%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2013). Seniors housing communities constituted approximately 64.2% of our real estate investments based on gross book value (excluding properties classified as held for sale), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 35.8%. Our properties were located in 46 states, the District of Columbia and two Canadian provinces as of December 31, 2013, with properties in only one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the years ended December 31, 2013, 2012 and 2011, respectively.
Triple-Net Leased Properties
For the years ended December 31, 2013, 2012 and 2011, approximately 5.6%, 6.3% and 7.7%, respectively, of our total revenues and 9.2%, 10.5% and 12.5%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 8.1%, 10.3% and 14.3%, respectively, of our total revenues and 13.4%, 17.1% and 23.4%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and the Kindred Master Leases is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI and had a meaningful impact on our total revenues and NOI for the year ended December 31, 2013. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets whose current lease term was originally scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). The 48 re-leased properties consist of 26 skilled nursing facilities and 22 long-term acute care hospitals. New annual rent, commencing October 1, 2014, will be $95.9 million, an increase of $15 million over then current annual base rent. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

October 1, 2013, Kindred also paid us $20 million, which will be amortized over the new lease terms.
We have launched a comprehensive project to re-lease to qualified healthcare operators or otherwise reposition the remaining 60 skilled nursing facilities included in the 2015 Renewal Assets (the “Marketed Assets”). As part of our agreements, we and Kindred agreed to accelerate the expiration of the lease term for the Marketed Assets to September 30, 2014. Kindred is required to continue to perform all of its obligations, including without limitation, payment of all rental amounts, under the applicable Kindred Master Lease for the Marketed Assets until expiration of the current lease term. Subject to the terms of our agreements, we have the flexibility to transition the Marketed Assets either before or after the September 30, 2014 lease expiration date. Moreover, we own or have the rights to all licenses and CONs at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net and MOB leases as of December 31, 2013 (excluding properties included in investments in unconsolidated entities and properties classified as held for sale as of December 31, 2013):

	Brookdale Senior Living	Kindred	Other	Total
	(In thousands)
2014	$153,861	$208,883	$870,991	$1,233,735
2015	137,037	176,484	845,247	1,158,768
2016	135,267	178,383	795,119	1,108,769
2017	135,267	180,331	734,990	1,050,588
2018	135,267	146,025	697,882	979,174
Thereafter	164,725	616,588	4,371,185	5,152,498
Total	$861,424	$1,506,694	$8,315,414	$10,683,532
Senior Living Operations
As of December 31, 2013, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 237 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
As managers, Atria and Sunrise do not lease our properties, and, therefore, we are not directly exposed to their credit risk in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two directors to the Atria board of directors.
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living and Kindred is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Annual Report on Form 10-K has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Neither Atria nor Sunrise is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.
Note 4—Acquisitions of Real Estate Property
The following summarizes our acquisition and development activity in 2013, 2012 and 2011. We make acquisitions and investments in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2013 Acquisitions
Triple-Net Leased Properties
During the year ended December 31, 2013, we acquired 27 seniors housing communities (including one property acquired through a joint venture) for approximately $860 million. Aggregate revenues and NOI attributable to the acquired triple-net leased properties were $21.3 million for the year ended December 31, 2013.
Senior Living Operations
During the year ended December 31, 2013, we acquired 24 seniors housing communities for approximately $770 million. We were previously the tenant under a capital lease with respect to eight of the acquired properties (see “Note 10—Borrowing Arrangements”), and management of all of the acquired properties was transitioned to Atria at the time of closing. Aggregate revenues and NOI attributable to these seniors housing operating communities (excluding the eight capital lease assets) were $38.3 million and $15.4 million for the year ended December 31, 2013.
MOB Operations
During the year ended December 31, 2013, we acquired 11 MOBs (including two MOBs previously owned through a joint venture that we account for as an equity method investment; see “Note 7—Investments in Unconsolidated Entities”) for approximately $150 million. Aggregate revenues and NOI attributable to the acquired MOBs were $10.7 million and $6.8 million for the year ended December 31, 2013.
Completed Developments
During the year ended December 31, 2013, we completed the development of two seniors housing communities, one MOB, and one hospital. These completed developments represent $65.5 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2013 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and have completed our initial accounting, which is subject to further adjustment. We accounted for the acquisition of the eight seniors housing communities that we previously leased pursuant to a capital lease in accordance with ASC Topic 840, Leases. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations (1)	MOB Operations	Total
	(In thousands)
Land and improvements	$51,419	$45,566	$3,923	$100,908
Buildings and improvements	803,227	579,577	138,792	1,521,596
Acquired lease intangibles	8,945	16,920	10,362	36,227
Other assets	3,285	2,607	2,453	8,345
Total assets acquired	866,876	644,670	155,530	1,667,076
Notes payable and other debt	36,300	5,136	—	41,436
Other liabilities	11,423	12,285	6,510	30,218
Total liabilities assumed	47,723	17,421	6,510	71,654
Noncontrolling interest assumed	10,113	—	1,672	11,785
Net assets acquired	809,040	627,249	147,348	1,583,637
Cash acquired	753	—	1,397	2,150
Total cash used	$808,287	$627,249	$145,951	$1,581,487
________________
(1) Includes settlement of a $142.2 million capital lease obligation related to eight seniors housing communities.
Transaction Costs
As of December 31, 2013, we had incurred a total of $12.8 million of acquisition-related costs related to our 2013 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the year ended December 31, 2013, we expensed $12 million of these acquisition-related costs related to our 2013 acquisitions.
2012 Acquisitions
Funds Acquisition
In December 2012, we acquired 100% of certain private equity funds (the “Funds”) previously managed by Lazard Frères Real Estate Investments LLC (“LFREI”) or its affiliates. The acquired Funds primarily owned a 34% interest in Atria, which is recorded as an investment in unconsolidated entities on our Consolidated Balance Sheets, and approximately 3.7 million shares of our common stock. In conjunction with this acquisition, we also extinguished our obligation related to the “earnout,” a contingent performance-based payment arising out of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), for an additional $44 million. This amount represented the discounted net present value of the potential future payment, which was previously reflected on our Consolidated Balance Sheets as a liability.
Cogdell Acquisition
In April 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million. In addition, our joint venture partners’ share of net debt assumed was $36.3 million at the time of the acquisition.
Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of December 24, 2011, at the effective time of the merger, (a) each outstanding share of Cogdell common stock, and each outstanding unit of limited partnership interest in Cogdell’s operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell’s 8.500% Series A

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We financed our acquisition of Cogdell through the assumption of $203.8 million of existing Cogdell mortgage debt (inclusive of our joint venture partners’ share of $36.3 million) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.
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
Other 2012 Acquisitions
In May 2012, we acquired 16 seniors housing communities managed by Sunrise in an all-cash transaction. Sunrise continues to manage the acquired assets under existing long-term management agreements. During 2012, we also invested in 21 seniors housing communities, two skilled nursing facilities and 44 MOBs, including 36 MOBs that we had previously accounted for as investments in unconsolidated entities. See “Note 7—Investments in Unconsolidated Entities.”
Estimated Fair Value
We accounted for our 2012 acquisitions under the acquisition method in accordance with ASC 805, and we have completed our accounting for these acquisitions. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

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
______________
(1) Includes the Cogdell acquisition.
2011 Acquisitions
ASLG Acquisition
In May 2011, we acquired substantially all of the real estate assets and working capital of privately-owned ASLG. We funded a portion of the purchase price through the issuance of 24.96 million shares of our common stock (which shares had a total value of $1.38 billion based on the acquisition date closing price of our common stock of $55.33 per share).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As a result of the ASLG transaction, we added to our senior living operating portfolio 117 private pay seniors housing communities and one development land parcel, located primarily in affluent coastal markets such as the New York metropolitan area, New England and California. Prior to the closing, ASLG spun off its management operations to a newly formed entity, Atria, which continues to operate the acquired assets under long-term management agreements with us. As discussed above, in December 2012, we acquired a 34% interest in Atria.
NHP Acquisition
In July 2011, we acquired Nationwide Health Properties, Inc. (“NHP”) in a stock-for-stock transaction. Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of February 27, 2011, at the effective time of the merger, each outstanding share of NHP common stock (other than shares owned by us or any of our subsidiaries or any wholly owned subsidiary of NHP) was converted into the right to receive 0.7866 shares of our common stock, with cash paid in lieu of fractional shares. In connection with the acquisition, we paid $105 million at closing to repay amounts then outstanding and terminated the commitments under NHP’s revolving credit facility. The NHP acquisition added 643 seniors housing and healthcare properties to our portfolio (including properties owned through joint ventures).
Other 2011 Acquisitions
During 2011, we also invested approximately $329.5 million, including the assumption of $134.9 million in debt, in 14 MOBs and five seniors housing communities.
Note 5—Dispositions
2013 Activity
Triple-Net Leased Properties
During 2013, we sold seven seniors housing communities and 12 skilled nursing facilities for aggregate consideration of $31.7 million, including lease termination fees of $0.3 million, and recognized a net gain on the sales of these assets of $4.5 million.
Senior Living Operations
During 2013, we sold one seniors housing community for consideration of $1.6 million and recognized no gain or loss on the sale of this asset.
MOB Operations
During 2013, we sold two MOBs for aggregate consideration of $1.8 million and recognized a net gain on the sales of these assets of $0.5 million.
2012 Activity
Triple-Net Leased Properties
During 2012, we sold 36 seniors housing communities (ten of which were pursuant to the exercise of tenant purchase options) and two skilled nursing facilities for aggregate consideration of $318.9 million, including fees of $5.0 million. We recognized a net gain on the sales of these assets of $81.0 million. We deposited a majority of the proceeds from the sale of 21 seniors housing communities in a Code Section 1031 exchange escrow account with a qualified intermediary, and we used approximately $134.5 million of these proceeds for certain of our acquisitions during 2012. As of December 31, 2012, no proceeds remained in the 1031 exchange escrow account related to these sales.
Senior Living Operations
In June 2012, we declined to exercise our renewal option on the operating leases (in which we were the tenant) related to two seniors housing communities we acquired as part of the ASLG acquisition that expired on June 30, 2012.
MOB Operations
During 2012, we sold five MOBs for aggregate consideration of $27.2 million and recognized a gain on the sales of these assets of $4.5 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2011 Activity
During 2011, we sold two seniors housing communities and two skilled nursing facilities pursuant to the exercise of tenant purchase options for aggregate consideration of $20.6 million. We recognized no gain or loss from these sales.
Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of December 31, 2013, and all assets disposed of and all operating leases (under which we were the lessee) not renewed during the three-year period ended December 31, 2013. Set forth below is a summary of our results of operations for properties within discontinued operations for the three years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, we classified eight triple-net leased seniors housing communities, seven triple-net leased skilled nursing facilities, and four MOBs as assets held for sale. Assets classified as held for sale constituted $155.3 million and $111.6 million of other assets on our Consolidated Balance Sheets as of December 31, 2013 and 2012, respectively. Liabilities related to assets classified as held for sale were $64.5 million and $69.1 million as of December 31, 2013 and 2012, respectively, and reported within accounts payable and other liabilities on our Consolidated Balance Sheets. We recognized impairments of $39.7 million, $13.9 million and $0 for the years ended December 31, 2013, 2012 and 2011, respectively, representing our estimated aggregate loss on the expected sales of assets reported as discontinued operations. These charges are primarily recorded as a component of depreciation and amortization in the table below.

	2013	2012	2011
	(In thousands)
Revenues:
Rental income	$15,459	$36,722	$35,849
Resident fees and services	759	6,435	7,508
Interest and other income	—	5,052	1
	16,218	48,209	43,358
Expenses:
Interest	5,897	13,755	18,253
Depreciation and amortization	47,922	50,269	15,511
Property-level operating expenses	1,994	7,971	6,503
General, administrative and professional fees	3	303	—
Gain on extinguishment of debt, net	(153)	—	—
Other	(407)	1,902	1,383
	55,256	74,200	41,650
(Loss) income before income taxes and gain on real estate dispositions, net	(39,038)	(25,991)	1,708
Income tax benefit	—	4	477
Gain on real estate dispositions, net	3,617	80,952	—
Discontinued operations	$(35,421)	$54,965	$2,185
Note 6—Loans Receivable and Investments
As of December 31, 2013 and 2012, we had $414.7 million and $697.1 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties.
During 2013, we received aggregate proceeds of $102.3 million in final repayment of seven secured loans receivable and three unsecured loans receivable and recognized a gain of $5.1 million.
In May 2013, we acquired an interest in a government-sponsored pooled loan investment that matures in 2023 for $21.0 million. The investment is a marketable debt security classified as available-for-sale and included within secured loans receivable and investments, net on our Consolidated Balance Sheets. As of December 31, 2013, the investment had an amortized cost basis and fair value of $21.7 million and $21.5 million, respectively.
In December 2012, we made a secured loan in the aggregate principal amount of $375.0 million, bearing interest at a fixed rate of 8.0% per annum and maturing in 2017, and in March 2013, we sold a pari passu portion of the loan receivable, evidenced by a separate note, to a third party, at par. In July 2013, we sold a senior secured portion of our interest in the loan, evidenced by a separate note, which will accrue interest at a fixed rate of 4.5% per annum, to an institutional holder, at par, for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

$66.4 million. After these transactions, our remaining interest in the loan totals $182.1 million principal amount and bears interest at a fixed rate of 9.4% per annum. Under the terms of the loan agreement, we act as the administrative agent for the secured loan and will continue to receive the stated interest rate on our remaining loan receivable balance.
Also in December 2012, we made a secured loan in the aggregate principal amount of $50.0 million, bearing interest at a fixed rate of 12.0% per annum and maturing in 2017, and in May 2013, we sold a $25.0 million pari passu portion of the loan receivable, evidenced by a separate note, to a third party, at par. In December 2013, this loan was repaid in full (included in the repayments noted above), including $1.5 million of prepayment penalties and fees that we recognized as income from loans and investments in our Consolidated Statements of Income.
No gain or loss was recognized from the sales of a portion of our interests in the loans receivable described above.
During 2012, we received aggregate proceeds of $37.6 million in final repayment of three secured loans receivable and four unsecured loans receivable.
Note 7—Investments in Unconsolidated Entities
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered variable interest entities, as they are controlled by equity holders with sufficient capital. At December 31, 2013 and 2012, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 52 properties and 55 properties, respectively. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $5.8 million, $7.3 million and $5.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.6 million from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income. Operations relating to the acquired MOBs are now consolidated in our Consolidated Statements of Income.
In August 2012, we acquired 36 MOBs (plus one MOB that was being marketed for sale and has since been sold) from joint venture entities in which we had interests ranging between 5% and 20% and accounted for as equity method investments. We acquired these MOBs for approximately $350.0 million, including the assumption of $101.6 million in debt. In connection with this acquisition, we re-measured our previously held equity interests and recognized a net gain of $16.6 million, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.

Table of Contents

Note 8—Intangibles
The following is a summary of our intangibles as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$214,353	8.4	$215,367	9.5
In-place and other lease intangibles	795,829	24.1	766,337	23.3
Goodwill and other intangibles	489,346	8.6	523,830	8.6
Accumulated amortization	(458,919)	N/A	(352,692)	N/A
Net intangible assets	$1,040,609	19.8	$1,152,842	19.3
Intangible liabilities:
Below market lease intangibles	$429,199	14.7	$429,907	15.3
Other lease intangibles	32,103	24.8	28,966	15.8
Accumulated amortization	(119,549)	N/A	(78,560)	N/A
Purchase option intangibles	29,294	N/A	36,048	N/A
Net intangible liabilities	$371,047	15.1	$416,361	15.3
________
N/A—Not Applicable
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Goodwill and other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2013, 2012 and 2011, our net amortization expense related to these intangibles was $65.2 million, $123.3 million and $62.5 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2014—$57.8 million; 2015—$35.0 million; 2016—$24.0 million; 2017—$14.4 million; and 2018—$8.9 million.
Note 9—Other Assets
The following is a summary of our other assets as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Straight-line rent receivables, net	$150,829	$120,325
Unsecured loans receivable, net	38,512	62,118
Goodwill and other intangibles, net	476,483	515,429
Assets held for sale	155,340	111,556
Other	125,171	112,257
Total other assets	$946,335	$921,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements
The following is a summary of our senior notes payable and other debt as of December 31, 2013 and 2012:

	2013	2012
	(In thousands)
Unsecured revolving credit facilities	$376,343	$540,727
6.25% Senior Notes due 2013	—	269,850
Unsecured term loan due 2015 (1)	—	130,336
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	—
Unsecured term loan due 2017 (1)	—	375,000
Unsecured term loan due 2018	—	180,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	—
Unsecured term loan due 2019 (2)	800,702	—
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	—
5.70% Senior Notes due 2043	300,000	—
Mortgage loans and other (3) (4)	2,524,889	2,880,609
Total	9,320,477	8,186,315
Capital lease obligations	—	142,412
Unamortized fair value adjustment	69,611	111,623
Unamortized discounts	(25,096)	(26,704)
Senior notes payable and other debt	$9,364,992	$8,413,646
_______

(1)
These amounts represent in aggregate the approximate $500.0 million of borrowings outstanding under our previous unsecured term loan facility. Certain amounts included in the 2015 tranche were in the form of Canadian dollar borrowings.

(2)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our new unsecured credit facility. Certain amounts included in the 2019 tranche are in the form of Canadian dollar borrowings.

(3)
Excludes debt related to real estate assets classified as held for sale as of December 31, 2013 and 2012, respectively. The total mortgage debt for these properties as of December 31, 2013 and 2012 was $13.1 million and $23.2 million, respectively, and is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

(4)	Subsequent to December 31, 2013, we repaid in full approximately $42.7 million of the mortgage loans outstanding as of December 31, 2013.
Unsecured Revolving Credit Facility and Unsecured Term Loans
On December 9, 2013, we entered into a new $3.0 billion unsecured credit facility that replaced our previous $2.0 billion unsecured revolving credit facility, as well as our $125 million term loan that was scheduled to mature in 2015, our $375 million term loan that was scheduled to mature in 2017 and our $180 million term loan that was scheduled to mature in 2018. The new unsecured credit facility is comprised of a $2.0 billion revolving credit facility initially priced at LIBOR plus 1.0%, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each initially priced at LIBOR plus 1.05%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The new revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The new $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The new unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
Proceeds of the new term loans were used to repay amounts outstanding under our previous revolving credit facility and approximately $680 million outstanding under our previous term loans.
Our unsecured credit facility imposes certain customary restrictions on us, including restrictions pertaining to: (i) liens; (ii) investments; (iii) the incurrence of additional indebtedness; (iv) mergers and dissolutions; (v) certain dividend, distribution and other payments; (vi) permitted businesses; (vii) transactions with affiliates; (viii) agreements limiting certain liens; and (ix) the maintenance of certain consolidated total leverage, secured debt leverage, unsecured debt leverage and fixed charge coverage ratios and minimum consolidated adjusted net worth, and contains customary events of default.
As of December 31, 2013, we had $376.3 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.6 billion of unused borrowing capacity available under our unsecured revolving credit facility.
We recognized a loss on extinguishment of debt of $1.5 million and $2.4 million for the years ended December 31, 2013 and 2011, respectively, representing the write-off of unamortized deferred financing fees as a result of amending our previous unsecured revolving credit facilities.
Senior Notes
As of December 31, 2013, we had outstanding $5.1 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) ($4.3 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), and approximately $309.8 million aggregate principal amount of senior notes that were issued by NHP and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with the NHP acquisition.
In September 2013, we issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016 at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before the underwriting discount and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043 at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before the underwriting discount and expenses.
In March 2013, we issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043 at a public offering price equal to par, for total proceeds of $258.8 million before the underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020 at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before the underwriting discount and expenses.
In February 2013, we repaid in full, at par, $270.0 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.
In December 2012, we issued and sold $700.0 million aggregate principal amount of 2.00% senior notes due 2018 at a public offering price equal to 99.739% of par, for total proceeds of $698.2 million before the underwriting discount and expenses.
In August 2012, we initially issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 (the “2022 Notes”) at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. In December 2012, we issued and sold an additional $225.0 million principal amount of 2022 Notes at a public offering price equal to 98.509% of par, for total proceeds of $221.6 million before the underwriting discount and expenses.
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
During 2012, we repaid in full, at par, $155.4 million aggregate principal amount then outstanding of our 9% senior notes due 2012 and our 8.25% senior notes due 2012 upon maturity, and we redeemed: all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017 at a redemption price equal to 103.375% of par, plus accrued and unpaid interest to the redemption date; and all $200.0 million principal amount then outstanding of our 6½% senior notes due 2016 at a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, in each case pursuant to the terms of the applicable indenture governing the notes. As a result of these redemptions, we recognized a total loss on extinguishment of debt of $39.7 million.
In May 2011, we issued and sold $700.0 million aggregate principal amount of 4.750% senior notes due 2021 at a public offering price equal to 99.132% of par, for total proceeds of $693.9 million before the underwriting discount and expenses.
During 2011, we repaid in full, at par, $339.0 million principal amount then outstanding of our 6.50% senior notes due 2011 upon maturity, and we redeemed $200.0 million principal amount outstanding of our 6½% senior notes due 2016 at a redemption price equal to 103.25% of par, plus accrued and unpaid interest to the redemption date, pursuant to the terms of the indenture governing the notes. As a result of this redemption, we recognized a loss on extinguishment of debt of $8.7 million.
All of Ventas Realty’s senior notes are unconditionally guaranteed by Ventas. Ventas Realty’s senior notes are part of our and Ventas Realty’s general unsecured obligations, ranking equal in right of payment with all of our and Ventas Realty’s existing and future senior obligations and ranking senior in right of payment to all of our and Ventas Realty’s existing and future subordinated indebtedness. However, Ventas Realty’s senior notes are effectively subordinated to our and Ventas Realty’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Realty’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Realty and, with respect to those senior notes co-issued by Ventas Capital Corporation, Ventas Capital Corporation).
NHP LLC’s senior notes are part of NHP LLC’s general unsecured obligations, ranking equal in right of payment with all of NHP LLC’s existing and future senior obligations and ranking senior to all of NHP LLC’s existing and future subordinated indebtedness. However, NHP LLC’s senior notes are effectively subordinated to NHP LLC’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. NHP LLC’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of its subsidiaries.
Ventas Realty may redeem each series of its senior notes and NHP LLC may redeem each series of its senior notes (other than our 6.90% senior notes due 2037 and our 6.59% senior notes due 2038), in whole at any time or in part from time to time, prior to maturity at the redemption prices set forth in the applicable indenture (which include, in many instances, a make-whole premium), plus, in each case, accrued and unpaid interest thereon to the redemption date.
Our 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1 in each of 2017 and 2027, and our 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2018, 2023 and 2028.
Mortgages
At December 31, 2013, we had 201 mortgage loans outstanding in the aggregate principal amount of $2.5 billion and secured by 209 of our properties. Of these loans, 184 loans in the aggregate principal amount of $2.2 billion bear interest at fixed rates ranging from 3.9% to 8.6% per annum, and 17 loans in the aggregate principal amount of $369.7 million bear interest at variable rates ranging from 0.7% to 2.6% per annum as of December 31, 2013. At December 31, 2013, the weighted average annual rate on our fixed rate mortgage loans was 6.0%, and the weighted average annual rate on our variable rate mortgage loans was 1.7%. Our mortgage loans had a weighted average maturity of 5.5 years as of December 31, 2013.
During 2013, we assumed or originated mortgage debt of $178.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $493.7 million, and recognized a net gain on extinguishment of debt of $0.5 million in connection with these repayments.
During 2012, we assumed mortgage debt of $380.3 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $344.2 million, and recognized a gain on extinguishment of debt of $2.1 million in connection with these repayments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions
As of December 31, 2013, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2014	$95,657	$—	$45,952	$141,609
2015	929,941	—	40,730	970,671
2016	960,917	—	33,708	994,625
2017 (2)	540,072	—	21,964	562,036
2018	1,082,496	376,343	15,446	1,474,285
Thereafter (3)	5,030,288	—	146,963	5,177,251
Total maturities	$8,639,371	$376,343	$304,763	$9,320,477

(1)	At December 31, 2013, we had $94.8 million of unrestricted cash and cash equivalents, for $281.5 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $13.1 million of mortgage debt related to a real estate asset classified as held for sale as of December 31, 2013 that is scheduled to mature in 2017.

(3)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Ventas Realty’s senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured credit facility also requires us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.
As of December 31, 2013, we were in compliance with all of these covenants.
Derivatives and Hedging
In the normal course of our business, we are exposed to the effects of interest rate movements on future cash flows under our variable rate debt obligations, loans receivable and marketable debt securities and foreign currency exchange rate movements on our senior living operations. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate these risks.
For interest rate exposures, we use derivatives primarily to fix the rate on our variable rate debt and to manage our borrowing costs. We do not use derivative instruments for trading or speculative purposes, and we have a policy of entering into contracts only with major financial institutions based upon their credit ratings and other factors. When considered together with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future financial condition or results of operations.
As of December 31, 2013, our variable rate debt obligations of $1.7 billion reflect, in part, the effect of $153.7 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2013, our fixed rate debt obligations of $7.6 billion reflect, in part, the effect of $60.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt.
Capital Leases
As of December 31, 2012, we leased eight seniors housing communities pursuant to arrangements that were accounted for as capital leases. In January 2013, we acquired these facilities for aggregate consideration of $145.0 million, thereby eliminating our capital lease obligation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unamortized Fair Value Adjustment
As of December 31, 2013, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $69.6 million and will be recognized as effective yield adjustments over the remaining terms of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (which is reflected as a reduction of interest expense) was $33.5 million for the year ended December 31, 2013 and for each of the next five years will be as follows: 2014—$25.4 million; 2015—$15.7 million; 2016—$9.6 million; 2017—$5.6 million; and 2018—$2.0 million.
Note 11—Fair Values of Financial Instruments
As of December 31, 2013 and 2012, the carrying amounts and fair values of our financial instruments were as follows:

	2013		2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$94,816	$94,816	$67,908	$67,908
Secured loans receivable, net	354,775	355,223	635,002	636,714
Unsecured loans receivable, net	38,512	40,473	62,118	65,146
Marketable debt securities	21,454	21,454	5,400	5,400
Liabilities:
Senior notes payable and other debt, gross	9,320,477	9,405,259	8,186,315	8,600,450
Derivative instruments and other liabilities	11,105	11,105	45,966	45,966
Redeemable OP unitholder interests	111,607	111,607	114,933	114,933
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
Note 12—Stock-Based Compensation
Compensation Plans
We currently have: five plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been, or may in the future be, granted to our officers, employees and non-employee directors (the 2000 Incentive Compensation Plan (Employee Plan), the 2004 Stock Plan for Directors, the 2006 Incentive Plan, the 2006 Stock Plan for Directors, and the 2012 Incentive Plan); one plan under which executive officers may receive common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and one plan under which certain non-employee directors have received or may receive common stock in lieu of director fees (the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”
During the year ended December 31, 2013, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.
The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2013 were as follows:

•
Executive Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 500,000 shares were available for future issuance as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Nonemployee Directors’ Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 424,704 shares were available for future issuance as of December 31, 2013.

•
2012 Incentive Plan—8,836,614 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 8,169,232 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2013 that are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2013.

Under the Plans that provide for the issuance of stock options, outstanding options are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest over periods of two or three years. If provided in the applicable Plan or award agreement, the vesting of stock options may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.
In connection with the NHP acquisition, we assumed certain outstanding options, shares of restricted stock and restricted stock units previously issued to NHP employees pursuant to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, as amended (the “NHP Plan”). The outstanding awards continue to be subject to the terms and conditions of the NHP Plan and the applicable award agreements.
Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2013	2012	2011
Risk-free interest rate	0.59 - 0.63%	0.68 - 1.39%	1.22 - 2.78%
Dividend yield	5.00%	6.75%	6.75%
Volatility factors of the expected market price for our common stock	24.2 - 31.7%	35.9 - 42.9%	35.7 - 44.3%
Weighted average expected life of options	4.17 years	4.25 - 7.0 years	4.25 - 7.0 years
The following is a summary of stock option activity in 2013:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2012	1,909,999	$21.57 - $57.19	$47.20
Options granted	512,706	65.93 - 73.20	67.36
Options exercised	(149,340)	22.15 - 57.19	48.01
Options forfeited	(14,602)	55.39 - 70.34	67.98
Outstanding as of December 31, 2013	2,258,763	21.57 - 73.20	51.59	6.6	$17,870
Exercisable as of December 31, 2013	1,724,083	$21.57 - $65.93	$47.65	5.9	$17,613
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods. Compensation costs related to stock options for the years ended December 31, 2013, 2012 and 2011 were $4.5 million, $4.4 million and $4.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested stock options as of December 31, 2013 and changes during the year then ended follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	421,426	$10.86
Granted	512,706	9.25
Vested	(384,844)	10.66
Forfeited	(14,602)	7.88
Nonvested at end of year	534,686	$9.54
As of December 31, 2013, we had $1.9 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.3 years. Aggregate proceeds received from options exercised under the Plans or the NHP Plan for the years ended December 31, 2013, 2012 and 2011 were $7.2 million, $21.5 million and $2.5 million, respectively.
Restricted Stock and Restricted Stock Units
We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of approximately $16.1 million in 2013, $16.4 million in 2012 and $15.1 million in 2011. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.
A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2013, and changes during the year ended December 31, 2013 follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2012	591,884	$52.66	6,825	$50.34
Granted	189,659	67.05	4,635	64.72
Vested	(247,411)	55.09	(3,592)	46.68
Forfeited	(25,016)	56.31	(352)	53.74
Nonvested at December 31, 2013	509,116	$56.66	7,516	$60.80
As of December 31, 2013, we had $14.2 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 2.0 years.
Employee and Director Stock Purchase Plan
We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2013, 63,267 shares had been purchased under the ESPP and 2,436,733 shares were available for future issuance.
Employee Benefit Plan
We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2013, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2013, 2012 and 2011, our aggregate contributions were approximately $1,036,000, $768,000 and $267,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal and state income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 13.
Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2013, 2012 and 2011, our tax treatment of distributions per common share was as follows:

	2013	2012	2011
Tax treatment of distributions:
Ordinary income	$2.65787	$2.23124	$2.28131
Qualified ordinary income	0.03718	—	—
Long-term capital gain	0.03995	0.18884	0.01869
Unrecaptured Section 1250 gain	—	0.05992	—
Distribution reported for 1099-DIV purposes	$2.73500	$2.48000	$2.30000
We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2013, 2012 and 2011. Our consolidated benefit for income taxes for the years ended December 31, 2013, 2012 and 2011 was as follows:

	2013	2012	2011
	(In thousands)
Current	$2,684	$1,208	$(4,080)
Deferred	(14,512)	(7,490)	(26,580)
Total	$(11,828)	$(6,282)	$(30,660)
The income tax benefit for the year ended December 31, 2013 primarily relates to the release of valuation allowances against certain deferred tax assets of our TRS entities. The income tax benefit for the year ended December 31, 2012 primarily relates to the income tax benefit of ordinary losses related to our TRS entities, partially offset by a valuation allowance recorded against certain deferred tax assets of one of our other TRS entities. We did not recognize any income tax expense as a result of the litigation proceeds that we received in the third and fourth quarters of 2011, as no income taxes are payable on these proceeds.
For the tax years ended December 31, 2013, 2012 and 2011, the Canadian income tax provision included in the consolidated benefit for income taxes was a benefit of $0.3 million, a benefit of $0.7 million and an expense of $0.5 million, respectively.
Although the TRS entities have paid minimal cash federal income taxes, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income tax expense, which is computed by applying the federal corporate tax rate for the years ended December 31, 2013, 2012 and 2011, to the income tax benefit is as follows:

	2013	2012	2011
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$167,469	$105,185	$115,645
State income taxes, net of federal benefit	(1,857)	(842)	(2,364)
Increase in valuation allowance	7,145	33,577	8,783
Increase (decrease) in ASC 740 income tax liability	2,805	656	(4,084)
Tax at statutory rate on earnings not subject to federal income taxes	(186,938)	(144,698)	(150,331)
Other differences	(452)	(160)	1,691
Income tax benefit	$(11,828)	$(6,282)	$(30,660)
The REIT made no income tax payments for the years ended December 31, 2013, 2012 and 2011.
In connection with our acquisitions of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in 2007 and ASLG in 2011, we established a beginning net deferred tax liability of $306.3 million and $44.6 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards). No net deferred tax asset or liability was recorded for the Lillibridge acquisition in 2010.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2013, 2012 and 2011 are summarized as follows:

	2013	2012	2011
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(309,775)	$(310,756)	$(332,111)
Operating loss and interest deduction carryforwards	377,645	366,590	343,843
Expense accruals and other	13,421	13,984	11,511
Valuation allowance	(331,458)	(326,837)	(281,954)
Net deferred tax liabilities (1)	$(250,167)	$(257,019)	$(258,711)

(1)	Includes approximately $0.0 million, $2.7 million and $2.0 million, respectively, of deferred tax assets included in other assets on our Consolidated Balance Sheets.
Our net deferred tax liability decreased $6.9 million during 2013 primarily due to the reversal of valuation allowances against deferred tax assets. Our net deferred tax liability decreased $1.7 million during 2012 primarily due to the reversal of deferred liabilities.
Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforward related to the REIT.
For the years ended December 31, 2013 and 2012, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $4.7 billion and $5.1 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.
We are subject to corporate level taxes for any asset dispositions during the ten-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2010 and subsequent years and are subject to audit by state taxing authorities for the year ended

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2009 and subsequent years. The statute of limitations with respect to our 2009 U.S. federal income tax returns expired in September 2013. We are also subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities generally for periods subsequent to 2008 related to entities acquired or formed in connection with our Sunrise REIT acquisition.
At December 31, 2013, we had a combined NOL carryforward of $311 million related to the TRS entities and an NOL carryforward of $714 million related to the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge and ASLG NOL carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2016 for the REIT.
As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2013 and 2012. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes but cannot assure you as to the outcome of these matters.
The following table summarizes the activity related to our unrecognized tax benefits:

	2013	2012
	(In thousands)
Balance as of January 1	$19,466	$19,583
Additions to tax positions related to the current year	3,901	3,489
Additions to tax positions related to prior years	—	59
Subtractions to tax positions related to prior years	(513)	(968)
Subtractions to tax positions related to settlements	—	(47)
Subtractions to tax positions as a result of the lapse of the statute of limitations	(948)	(2,650)
Balance as of December 31	$21,906	$19,466
Included in these unrecognized tax benefits of $21.9 million and $19.5 million at December 31, 2013 and 2012, respectively, were $20.4 million and $17.9 million of tax benefits at December 31, 2013 and 2012, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued interest of $0.4 million related to the unrecognized tax benefits during 2013, but no penalties. We expect our unrecognized tax benefits to increase by $1.0 million during 2014.
Note 14—Commitments and Contingencies
Certain Obligations, Liabilities and Litigation
We may be subject to various obligations, liabilities and litigation assumed in connection with or arising out of our acquisitions or otherwise arising in connection with our business, some of which may be indemnifiable by third parties. However, if these liabilities are greater than expected or were not known to us at the time of acquisition, if we are not entitled to indemnification, or if the responsible third party fails to indemnify us, such obligations, liabilities and litigation could have a Material Adverse Effect on us. In addition, in connection with the sale or leasing of our properties, we may incur various obligations and liabilities, including indemnification obligations to the buyer or tenant, relating to the operations of those properties, which could have a Material Adverse Effect on us.
Other
With respect to certain of our properties, we are subject to operating and ground lease obligations that generally require fixed monthly or annual rent payments and may include escalation clauses and renewal options. These leases have terms that expire during the next 87 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2013 were $31.6 million in 2014, $30.2 million in 2015, $26.3 million in 2016, $19.1 million in 2017, $15.3 million in 2018, and $490.3 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$488,930	$307,835	$362,308
Discontinued operations	(35,421)	54,965	2,185
Net income attributable to common stockholders	$453,509	$362,800	$364,493
Denominator:
Denominator for basic earnings per share—weighted average shares	292,654	292,064	228,453
Effect of dilutive securities:
Stock options	534	496	449
Restricted stock awards	99	92	53
OP units	1,823	1,836	942
Convertible notes	—	—	893
Denominator for diluted earnings per share—adjusted weighted average shares	295,110	294,488	230,790
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.67	$1.05	$1.59
Discontinued operations	(0.12)	0.19	0.01
Net income attributable to common stockholders	$1.55	$1.24	$1.60
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.66	$1.04	$1.57
Discontinued operations	(0.12)	0.19	0.01
Net income attributable to common stockholders	$1.54	$1.23	$1.58
There were 504,815, 372,440 and 309,650 anti-dilutive options outstanding for the years ended December 31, 2013, 2012 and 2011, respectively.
Note 16—Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 16, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
Note 17—Permanent and Temporary Equity
Capital Stock
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. Through December 31, 2013, we issued and sold a total of 2,069,200 shares of common stock under the program for aggregate net proceeds of $141.5 million ($35.4 million of which was received in the fourth quarter of 2013), after sales agent commissions of $2.1 million. As of December 31, 2013, approximately $606.4 million of our common stock remained available for sale under our ATM equity offering program.
In December 2012, through our acquisition of the Funds, we acquired 3.7 million shares of our common stock that are reflected as treasury stock on our Consolidated Balance Sheets. See “Note 4—Acquisitions of Real Estate Property.”
In June 2012, we completed the public offering and sale of 5,980,000 shares of our common stock for $342.5 million in aggregate proceeds.
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
Distribution Reinvestment and Stock Purchase Plan
Under our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), existing stockholders may purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also may purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. We currently offer a 1% discount on the purchase price of our common stock to shareholders who reinvest their dividends or make optional cash purchases through the DRIP. The amount and availability of this discount is at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. In addition, we may change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market without prior notice to investors.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of December 31, 2013 and 2011:

	2013	2012
	(In thousands)
Foreign currency translation	$18,019	$23,441
Unrealized (loss) gain on marketable debt securities	(216)	807
Other	1,856	(894)
Total accumulated other comprehensive income	$19,659	$23,354
Redeemable OP Unitholder and Noncontrolling Interest
The following is a rollforward of our redeemable OP unitholder interests and noncontrolling interests, respectively for 2013:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2012	$114,933	$59,622	$174,555
New issuances	11,053	—	11,053
Change in valuation	(8,683)	11,861	3,178
Distributions and other	(5,139)	(1,052)	(6,191)
Redemptions	(557)	(25,378)	(25,935)
Balance as of December 31, 2013	$111,607	$45,053	$156,660

Note 18—Related Party Transactions
We own an MOB located on the Sutter Medical Center-Castro Valley campus that is subject to a ground lease from Sutter Health and is 100% leased by Sutter Health pursuant to long-term triple-net leases. We received $2.1 million of base rent from Sutter Health for this MOB in 2013. Robert D. Reed, Senior Vice President and Chief Financial Officer of Sutter Health, has served as a member of our Board of Directors since March 2008.
Upon consummation of the ASLG acquisition in May 2011, we entered into long-term management agreements with Atria to operate the acquired assets. During 2011 and 2012 we paid Atria $20.2 million and $33.9 million, respectively, in management fees under our agreements. Matthew J. Lustig, a member of our Board of Directors since May 2011, served as Chairman of Atria until our acquisition of the Funds on December 21, 2012 (see “Note 4—Acquisitions of Real Estate Property”) and is employed by affiliates of LFREI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2013 and 2012 is provided below.

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$682,509	$683,764	$710,924	$732,856
Income from continuing operations attributable to common stockholders (1)	$120,429	$132,895	$127,268	$108,338
Discontinued operations (1)	(8,236)	(18,315)	(8,972)	102
Net income attributable to common stockholders	$112,193	$114,580	$118,296	$108,440
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.41	$0.45	$0.43	$0.37
Discontinued operations	(0.03)	(0.06)	(0.03)	—
Net income attributable to common stockholders	$0.38	$0.39	$0.40	$0.37
Diluted:
Income from continuing operations attributable to common stockholders	$0.41	$0.45	$0.43	$0.37
Discontinued operations	(0.03)	(0.06)	(0.03)	—
Net income attributable to common stockholders	$0.38	$0.39	$0.40	$0.37
Dividends declared per share	$0.67	$0.67	$0.67	$0.725
________________________

(1)
The amounts presented for the three months ended March 31, 2013, June 30, 2013 and September 30, 2013 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of discontinued operations consisting of properties sold in 2013 or classified as held for sale as of December 31, 2013.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$684,868	$685,846	$712,386
Revenues, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	(2,359)	(2,082)	(1,462)
Total revenues disclosed in Form 10-K	$682,509	$683,764	$710,924
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q	$117,820	$132,635	$127,380
Income from continuing operations attributable to common stockholders, previously reported in Form 10-Q, subsequently reclassified to discontinued operations	2,609	260	(112)
Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$120,429	$132,895	$127,268
Discontinued operations, previously reported in Form 10-Q	$(5,627)	$(18,055)	$(9,084)
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	(2,609)	(260)	112
Discontinued operations disclosed in Form 10-K	$(8,236)	$(18,315)	$(8,972)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$564,597	$610,188	$637,218	$655,730
Income from continuing operations attributable to common stockholders (1)	$47,246	$43,413	$115,737	$101,439
Discontinued operations (1)	43,380	30,612	(3,855)	(15,172)
Net income attributable to common stockholders	$90,626	$74,025	$111,882	$86,267
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.16	$0.15	$0.39	$0.35
Discontinued operations	0.15	0.11	(0.01)	(0.05)
Net income attributable to common stockholders	$0.31	$0.26	$0.38	$0.30
Diluted:
Income from continuing operations attributable to common stockholders	$0.16	$0.15	$0.39	$0.35
Discontinued operations	0.15	0.10	(0.01)	(0.05)
Net income attributable to common stockholders	$0.31	$0.25	$0.38	$0.30
Dividends declared per share	$0.62	$0.62	$0.62	$0.62
________________________

(1)
The amounts presented for the three months ended March 31, 2012, June 30, 2012, September 30, 2012 and December 31, 2012 differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2012 as a result of discontinued operations consisting of properties sold in 2013 or classified as held for sale as of December 31, 2013.

	For the Three Months Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-K	$568,566	$614,502	$641,520	$660,711
Revenues, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(3,969)	(4,314)	(4,302)	(4,981)
Total revenues disclosed in Form 10-K	$564,597	$610,188	$637,218	$655,730
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K	$48,110	$43,496	$115,975	$97,992
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K, subsequently reclassified to discontinued operations	(864)	(83)	(238)	3,447
Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$47,246	$43,413	$115,737	$101,439
Discontinued operations, previously reported in Form 10-K	$42,516	$30,529	$(4,093)	$(11,725)
Discontinued operations from properties sold or held for sale subsequent to the respective reporting period	864	83	238	(3,447)
Discontinued operations disclosed in Form 10-K	$43,380	$30,612	$(3,855)	$(15,172)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information
As of December 31, 2013, we operated through three reportable business segments: triple-net leased properties; senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. Although we believe that net income, as defined by GAAP, is the most appropriate earnings measurement, we consider segment profit a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our historical consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:
For the year ended December 31, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$875,877	$—	$450,107	$—	$1,325,984
Resident fees and services	—	1,406,005	—	—	1,406,005
Medical office building and other services revenue	4,469	—	12,077	1,263	17,809
Income from loans and investments	—	—	—	58,208	58,208
Interest and other income	—	—	—	2,047	2,047
Total revenues	$880,346	$1,406,005	$462,184	$61,518	$2,810,053
Total revenues	$880,346	$1,406,005	$462,184	$61,518	$2,810,053
Less:
Interest and other income	—	—	—	2,047	2,047
Property-level operating expenses	—	956,684	152,948	—	1,109,632
Medical office building services costs	—	—	8,315	—	8,315
Segment NOI	880,346	449,321	300,921	59,471	1,690,059
Income (loss) from unconsolidated entities	475	(1,980)	1,451	(454)	(508)
Segment profit	$880,821	$447,341	$302,372	$59,017	1,689,551
Interest and other income					2,047
Interest expense					(334,484)
Depreciation and amortization					(721,959)
General, administrative and professional fees					(115,106)
Loss on extinguishment of debt, net					(1,201)
Merger-related expenses and deal costs					(21,634)
Other					(18,732)
Income tax benefit					11,828
Discontinued operations					(35,421)
Net income					$454,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$818,000	$—	$360,849	$—	$1,178,849
Resident fees and services	—	1,227,124	—	—	1,227,124
Medical office building and other services revenue	4,438	—	16,303	—	20,741
Income from loans and investments	—	—	—	39,913	39,913
Interest and other income	—	—	—	1,106	1,106
Total revenues	$822,438	$1,227,124	$377,152	$41,019	$2,467,733
Total revenues	$822,438	$1,227,124	$377,152	$41,019	$2,467,733
Less:
Interest and other income	—	—	—	1,106	1,106
Property-level operating expenses	—	841,022	125,400	—	966,422
Medical office building services costs	—	—	9,883	—	9,883
Segment NOI	822,438	386,102	241,869	39,913	1,490,322
Income (loss) from unconsolidated entities	1,313	(48)	16,889	—	18,154
Segment profit	$823,751	$386,054	$258,758	$39,913	1,508,476
Interest and other income					1,106
Interest expense					(288,276)
Depreciation and amortization					(714,505)
General, administrative and professional fees					(98,510)
Loss on extinguishment of debt, net					(37,640)
Merger-related expenses and deal costs					(63,183)
Other					(6,940)
Income tax benefit					6,282
Discontinued operations					54,965
Net income					$361,775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2011:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$627,723	$—	$166,079	$—	$793,802
Resident fees and services	—	865,800	—	—	865,800
Medical office building and other services revenue	2,217	—	34,254	—	36,471
Income from loans and investments	—	—	—	34,415	34,415
Interest and other income	—	—	—	1,216	1,216
Total revenues	$629,940	$865,800	$200,333	$35,631	$1,731,704
Total revenues	$629,940	$865,800	$200,333	$35,631	$1,731,704
Less:
Interest and other income	—	—	—	1,216	1,216
Property-level operating expenses	—	588,095	56,987	—	645,082
Medical office building services costs	—	—	27,082	—	27,082
Segment NOI	629,940	277,705	116,264	34,415	1,058,324
Income (loss) from unconsolidated entities	295	—	(347)	—	(52)
Segment profit	$630,235	$277,705	$115,917	$34,415	1,058,272
Interest and other income					1,216
Interest expense					(223,804)
Depreciation and amortization					(444,193)
General, administrative and professional fees					(74,537)
Loss on extinguishment of debt, net					(27,604)
Litigation proceeds, net					202,259
Merger-related expenses and deal costs					(153,923)
Other					(7,270)
Income tax benefit					30,660
Discontinued operations					2,185
Net income					$363,261
Assets by reportable business segment are as follows:

	As of December 31,
	2013		2012
	(Dollars in thousands)
Assets:
Triple-net leased properties	$8,919,360	45.2%	$8,368,186	44.1%
Senior living operations	6,648,754	33.7	6,274,207	33.1
MOB operations	3,701,344	18.8	3,703,453	19.5
All other assets	462,036	2.3	634,154	3.3
Total assets	$19,731,494	100.0%	$18,980,000	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2013	2012 (1)	2011
	(In thousands)
Capital expenditures:
Triple-net leased properties	$847,945	$139,680	$133,761
Senior living operations	576,459	758,371	370,455
MOB operations	189,953	1,003,865	125,453
Total capital expenditures	$1,614,357	$1,901,916	$629,669

(1)	Includes funds held in a Code Section 1031 exchange escrow account with a qualified intermediary as follows: triple-net leased – $58.1 million; senior living – $64.7 million; and MOB – $11.2 million.
Our portfolio of properties and mortgage loan and other investments are located in the United States and Canada. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2013	2012	2011
	(In thousands)
Revenues:
United States	$2,716,835	$2,371,764	$1,639,665
Canada	93,218	95,969	92,039
Total revenues	$2,810,053	$2,467,733	$1,731,704

	As of December 31,
	2013	2012
	(In thousands)
Net real estate property:
United States	$17,705,962	$16,711,508
Canada	369,624	400,024
Total net real estate property	$18,075,586	$17,111,532
Note 21—Condensed Consolidating Information
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct 100% owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (excluding Ventas Realty and Ventas Capital Corporation, the “Ventas Subsidiaries”) is obligated with respect to Ventas Realty’s outstanding senior notes.
In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.
Contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may under certain circumstances restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our guarantee of the payment of principal and interest on Ventas Realty’s senior notes. Certain of our real estate assets are also subject to mortgages.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes our condensed consolidating information as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011:
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,615	$412,362	$17,421,966	$—	$17,841,943
Cash and cash equivalents	16,734	—	51,174	—	67,908
Escrow deposits and restricted cash	7,565	1,952	96,396	—	105,913
Deferred financing costs, net	757	34,044	7,750	—	42,551
Investment in and advances to affiliates	8,979,830	3,201,998	—	(12,181,828)	—
Other assets	26,282	4,043	891,360	—	921,685
Total assets	$9,038,783	$3,654,399	$18,468,646	$(12,181,828)	$18,980,000
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$4,570,296	$3,843,350	$—	$8,413,646
Intercompany loans	2,061,334	(2,791,885)	730,551	—	—
Accrued interest	—	24,045	23,520	—	47,565
Accounts payable and other liabilities	99,631	7,776	887,749	—	995,156
Deferred income taxes	259,715	—	—	—	259,715
Total liabilities	2,420,680	1,810,232	5,485,170	—	9,716,082
Redeemable OP unitholder and noncontrolling interests	119,244	—	55,311	—	174,555
Total equity	6,498,859	1,844,167	12,928,165	(12,181,828)	9,089,363
Total liabilities and equity	$9,038,783	$3,654,399	$18,468,646	$(12,181,828)	$18,980,000

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,486	$277,779	$1,045,719	$—	$1,325,984
Resident fees and services	—	—	1,406,005	—	1,406,005
Medical office building and other services revenues	—	(11)	17,820	—	17,809
Income from loans and investments	1,262	908	56,038	—	58,208
Equity earnings in affiliates	449,677	—	800	(450,477)	—
Interest and other income	2,963	26	(942)	—	2,047
Total revenues	456,388	278,702	2,525,440	(450,477)	2,810,053
Expenses:
Interest	(2,167)	147,158	189,493	—	334,484
Depreciation and amortization	4,990	30,007	686,962	—	721,959
Property-level operating expenses	—	514	1,109,118	—	1,109,632
Medical office building services costs	—	—	8,315	—	8,315
General, administrative and professional fees	2,695	21,160	91,251	—	115,106
Loss (gain) on extinguishment of debt, net	3	1,510	(312)	—	1,201
Merger-related expenses and deal costs	11,917	—	9,717	—	21,634
Other	884	44	17,804	—	18,732
Total expenses	18,322	200,393	2,112,348	—	2,331,063
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	438,066	78,309	413,092	(450,477)	478,990
Income (loss) from unconsolidated entities	—	673	(1,181)	—	(508)
Income tax benefit	11,828	—	—	—	11,828
Income from continuing operations	449,894	78,982	411,911	(450,477)	490,310
Discontinued operations	3,615	1,012	(40,048)	—	(35,421)
Net income	453,509	79,994	371,863	(450,477)	454,889
Net income attributable to noncontrolling interest	—	—	1,380	—	1,380
Net income attributable to common stockholders	$453,509	$79,994	$370,483	$(450,477)	$453,509

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,538	$272,506	$903,805	$—	$1,178,849
Resident fees and services	—	—	1,227,124	—	1,227,124
Medical office building and other services revenues	—	—	20,741	—	20,741
Income from loans and investments	2,944	1,871	35,098	—	39,913
Equity earnings in affiliates	322,660	—	998	(323,658)	—
Interest and other income	476	25	605	—	1,106
Total revenues	328,618	274,402	2,188,371	(323,658)	2,467,733
Expenses:
Interest	(3,858)	92,597	199,537	—	288,276
Depreciation and amortization	2,777	35,414	676,314	—	714,505
Property-level operating expenses	—	535	965,887	—	966,422
Medical office building services costs	—	—	9,883	—	9,883
General, administrative and professional fees	3,682	30,317	64,511	—	98,510
Loss (gain) on extinguishment of debt, net	—	39,737	(2,097)	—	37,640
Merger-related expenses and deal costs	53,199	—	9,984	—	63,183
Other	78	—	6,862	—	6,940
Total expenses	55,878	198,600	1,930,881	—	2,185,359
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	272,740	75,802	257,490	(323,658)	282,374
Income (loss) from unconsolidated entities	—	18,266	(112)	—	18,154
Income tax benefit	6,282	—	—	—	6,282
Income from continuing operations	279,022	94,068	257,378	(323,658)	306,810
Discontinued operations	83,778	5,722	(34,535)	—	54,965
Net income	362,800	99,790	222,843	(323,658)	361,775
Net loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Net income attributable to common stockholders	$362,800	$99,790	$223,868	$(323,658)	$362,800

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,471	$265,039	$526,292	$—	$793,802
Resident fees and services	—	—	865,800	—	865,800
Medical office building and other services revenues	—	—	36,471	—	36,471
Income from loans and investments	6,305	8,570	19,540	—	34,415
Equity earnings in affiliates	231,779	—	1,447	(233,226)	—
Interest and other income	208	57	951	—	1,216
Total revenues	240,763	273,666	1,450,501	(233,226)	1,731,704
Expenses:
Interest	(1,897)	66,633	159,068	—	223,804
Depreciation and amortization	1,714	30,473	412,006	—	444,193
Property-level operating expenses	—	510	644,572	—	645,082
Medical office building services costs	—	—	27,082	—	27,082
General, administrative and professional fees	(5,322)	29,336	50,523	—	74,537
Loss on extinguishment of debt, net	2,071	8,769	16,764	—	27,604
Litigation proceeds, net	(202,259)	—	—	—	(202,259)
Merger-related expenses and deal costs	111,845	—	42,078	—	153,923
Other	778	—	6,492	—	7,270
Total expenses	(93,070)	135,721	1,358,585	—	1,401,236
Income from continuing operations before loss from unconsolidated entities, income taxes and noncontrolling interest	333,833	137,945	91,916	(233,226)	330,468
Loss from unconsolidated entities	—	(52)	—	—	(52)
Income tax benefit	30,660	—	—	—	30,660
Income from continuing operations	364,493	137,893	91,916	(233,226)	361,076
Discontinued operations	—	6,789	(4,604)	—	2,185
Net income	364,493	144,682	87,312	(233,226)	363,261
Net loss attributable to noncontrolling interest	—	—	(1,232)	—	(1,232)
Net income attributable to common stockholders	$364,493	$144,682	$88,544	$(233,226)	$364,493

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$453,509	$79,994	$371,863	$(450,477)	$454,889
Other comprehensive loss:
Foreign currency translation	—	—	(5,422)	—	(5,422)
Change in unrealized gain on marketable debt securities	(1,023)	—	—	—	(1,023)
Other	—	—	2,750	—	2,750
Total other comprehensive loss	(1,023)	—	(2,672)	—	(3,695)
Comprehensive income	452,486	79,994	369,191	(450,477)	451,194
Comprehensive income attributable to noncontrolling interest	—	—	1,380	—	1,380
Comprehensive income attributable to common stockholders	$452,486	$79,994	$367,811	$(450,477)	$449,814

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$362,800	$99,790	$222,843	$(323,658)	$361,775
Other comprehensive (loss) income:
Foreign currency translation	—	—	2,375	—	2,375
Change in unrealized gain on marketable debt securities	(1,296)	—	—	—	(1,296)
Other	—	—	213	—	213
Total other comprehensive (loss) income	(1,296)	—	2,588	—	1,292
Comprehensive income	361,504	99,790	225,431	(323,658)	363,067
Comprehensive loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Comprehensive income attributable to common stockholders	$361,504	$99,790	$226,456	$(323,658)	$364,092

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$364,493	$144,682	$87,312	$(233,226)	$363,261
Other comprehensive loss:
Foreign currency translation	—	—	(1,944)	—	(1,944)
Change in unrealized gain on marketable debt securities	(2,691)	—	—	—	(2,691)
Other	—	—	(171)	—	(171)
Total other comprehensive loss	(2,691)	—	(2,115)	—	(4,806)
Comprehensive income	361,802	144,682	85,197	(233,226)	358,455
Comprehensive loss attributable to noncontrolling interest	—	—	(1,232)	—	(1,232)
Comprehensive income attributable to common stockholders	$361,802	$144,682	$86,429	$(233,226)	$359,687

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(1,362)	$129,023	$1,067,094	$—	$1,194,755
Net cash (used in) provided by investing activities	(1,416,336)	22,835	110,741	—	(1,282,760)
Cash flows from financing activities:
Net change in borrowings under credit facilities	—	(168,000)	3,971	—	(164,029)
Proceeds from debt	—	2,330,435	437,111	—	2,767,546
Repayment of debt	—	(400,000)	(1,392,492)	—	(1,792,492)
Net change in intercompany debt	2,156,519	(1,890,234)	(266,285)	—	—
Payment of deferred financing costs	—	(29,586)	(1,691)	—	(31,277)
Issuance of common stock, net	141,343	—	—	—	141,343
Cash distribution (to) from affiliates	(69,525)	5,610	63,915	—	—
Cash distribution to common stockholders	(802,123)	—	—	—	(802,123)
Cash distribution to redeemable OP unitholders	(5,040)	—	—	—	(5,040)
Purchases of redeemable OP units	(659)	—	—	—	(659)
Contributions from noncontrolling interest	—	—	2,395	—	2,395
Distributions to noncontrolling interest	—	—	(9,286)	—	(9,286)
Other	8,618	—	—	—	8,618
Net cash provided by (used in) financing activities	1,429,133	(151,775)	(1,162,362)	—	114,996
Net increase in cash and cash equivalents	11,435	83	15,473	—	26,991
Effect of foreign currency translation on cash and cash equivalents	—	(83)	—	—	(83)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$28,169	$—	$66,647	$—	$94,816

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(761)	$193,544	$800,033	$—	$992,816
Net cash used in investing activities	(1,364,125)	(100)	(805,464)	—	(2,169,689)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	92,000	(7,062)	—	84,938
Proceeds from debt	—	2,364,360	346,045	—	2,710,405
Repayment of debt	—	(521,527)	(671,496)	—	(1,193,023)
Net change in intercompany debt	2,151,815	(2,085,801)	(66,014)	—	—
Payment of deferred financing costs	—	(21,404)	(2,366)	—	(23,770)
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution (to) from affiliates	(398,071)	(21,132)	419,203	—	—
Cash distribution to common stockholders	(728,546)	—	—	—	(728,546)
Cash distribution to redeemable OP unitholders	(4,446)	—	—	—	(4,446)
Purchases of redeemable OP units	(4,601)	—	—	—	(4,601)
Contributions from noncontrolling interest	—	—	38	—	38
Distributions to noncontrolling interest	—	—	(5,215)	—	(5,215)
Other	20,665	—	—	—	20,665
Net cash provided by (used in) financing activities	1,379,285	(193,504)	13,133	—	1,198,914
Net increase (decrease) in cash and cash equivalents	14,399	(60)	7,702	—	22,041
Effect of foreign currency translation on cash and cash equivalents	—	60	—	—	60
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$16,734	$—	$51,174	$—	$67,908

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2011

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by operating activities	$124,784	$199,431	$448,982	$—	$773,197
Net cash (used in) provided by investing activities	(618,663)	(500,879)	122,103	—	(997,439)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	405,000	132,452	—	537,452
Proceeds from debt	(230,000)	1,069,374	504,266	—	1,343,640
Repayment of debt	—	(206,500)	(1,182,462)	—	(1,388,962)
Net change in intercompany debt	1,363,963	(1,559,518)	195,555	—	—
Payment of deferred financing costs	—	(19,661)	(379)	—	(20,040)
Issuance of common stock, net	299,847	—	—	—	299,847
Cash distribution (to) from affiliates	(417,763)	612,798	(195,035)	—	—
Cash distribution to common stockholders	(521,046)	—	—	—	(521,046)
Cash distribution to redeemable OP unitholders	(2,359)	—	—	—	(2,359)
Purchases of redeemable OP units	—	—	(185)	—	(185)
Contributions from noncontrolling interest	—	—	2	—	2
Distributions to noncontrolling interest	—	—	(2,556)	—	(2,556)
Other	2,489	—	—	—	2,489
Net cash provided by (used in) financing activities	495,131	301,493	(548,342)	—	248,282
Net increase in cash and cash equivalents	1,252	45	22,743	—	24,040
Effect of foreign currency translation on cash and cash equivalents	—	(45)	—	—	(45)
Cash and cash equivalents at beginning of period	1,083	—	20,729	—	21,812
Cash and cash equivalents at end of period	$2,335	$—	$43,472	$—	$45,807

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(Dollars in Thousands)

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$18,763,903	$17,029,404	$6,600,886
Additions during period:
Acquisitions	1,623,648	1,889,592	10,491,275
Capital expenditures	183,929	184,675	102,918
Dispositions:
Sales and/or transfers to assets held for sale	(155,184)	(349,456)	(157,764)
Foreign currency translation	(22,885)	9,688	(7,911)
Balance at end of period	$20,393,411	$18,763,903	$17,029,404

Accumulated depreciation:
Balance at beginning of period	$2,289,783	$1,729,976	$1,368,219
Additions during period:
Depreciation expense	674,141	620,076	380,734
Dispositions:
Sales and/or transfers to assets held for sale	(78,061)	(61,583)	(16,536)
Foreign currency translation	(3,913)	1,314	(2,441)
Balance at end of period	$2,881,950	$2,289,783	$1,729,976

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2013
(Dollars in Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
KINDRED SKILLED NURSING FACILITIES
Whitesburg Gardens Health Care Center	Huntsville	AL	$—	$534	$4,216	$—	$534	$4,216	$4,750	$3,825	$925	1968	1991	25 years
Desert Life Rehabilitation and Care Center	Tucson	AZ	—	611	5,117	—	611	5,117	5,728	4,418	1,310	1979	1982	37 years
Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	2,121	2,064	1989	1989	45 years
The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	5,592	3,841	1967	1993	28 years
Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	480	977	1962	1996	20 years
Village Square Nursing and Rehabilitation Center	San Marcos	CA	—	766	3,507	—	766	3,507	4,273	1,754	2,519	1989	1993	42 years
Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	1,985	1,936	1988	1988	29 years
Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,680	845	1962	1995	30 years
Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	—	241	2,180	2,421	1,639	782	1960	1995	30 years
Parkway Pavilion Healthcare	Enfield	CT	—	337	3,607	—	337	3,607	3,944	2,938	1,006	1968	1994	28 years
The Crossings West Campus	New London	CT	—	202	2,363	—	202	2,363	2,565	1,788	777	1969	1994	28 years
The Crossings East Campus	New London	CT	—	401	2,776	—	401	2,776	3,177	2,263	914	1968	1992	29 years
Windsor Rehabilitation and Healthcare Center	Windsor	CT	—	368	2,520	—	368	2,520	2,888	2,044	844	1965	1994	30 years
Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	6,042	1,179	1989	1995	20 years
Savannah Specialty Care Center	Savannah	GA	—	157	2,219	—	157	2,219	2,376	1,908	468	1972	1991	26 years
Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	940	1,422	1974	1998	45 years
Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,297	51	1971	1984	25 years
Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,388	727	1964	1984	29 years
Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,402	430	1955	1990	25 years
Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,688	374	1950	1983	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,826	91	1963	1983	25 years
Meadowvale Health and Rehabilitation Center	Bluffton	IN	—	7	787	—	7	787	794	631	163	1962	1995	22 years
Bremen Health Care Center	Bremen	IN	—	109	3,354	—	109	3,354	3,463	2,135	1,328	1982	1996	45 years
Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	3,294	1,940	1985	1995	35 years
Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	6,130	1,032	1966	1991	25 years
Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	2,167	4,026	1998	1998	45 years
Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	2,210	542	1985	1993	25 years
Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	4,096	1,021	1988	1993	25 years
Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	4,162	2,719	1962	1995	35 years
Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,577	398	1984	1993	25 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	—	90	2,868	2,958	2,370	588	1988	1993	25 years
Rosewood Health Care Center	Bowling Green	KY	—	248	5,371	—	248	5,371	5,619	4,195	1,424	1970	1990	30 years
Riverside Manor Healthcare Center	Calhoun	KY	—	103	2,119	—	103	2,119	2,222	1,675	547	1963	1990	30 years
Danville Centre for Health and Rehabilitation	Danville	KY	—	322	3,538	—	322	3,538	3,860	2,399	1,461	1962	1995	30 years
Woodland Terrace Health Care Facility	Elizabethtown	KY	—	216	1,795	—	216	1,795	2,011	1,898	113	1969	1982	26 years
Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,514	732	1968	1990	30 years
Harrodsburg Health Care Center	Harrodsburg	KY	—	137	1,830	—	137	1,830	1,967	1,576	391	1974	1985	35 years
Hillcrest Health Care Center	Owensboro	KY	—	544	2,619	—	544	2,619	3,163	2,712	451	1963	1982	22 years
Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	—	129	4,290	—	129	4,290	4,419	3,324	1,095	1965	1968	40 years
Walden Rehabilitation and Nursing Center	Concord	MA	—	181	1,347	—	181	1,347	1,528	1,382	146	1969	1968	40 years
Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	—	127	1,109	—	127	1,109	1,236	1,112	124	1968	1982	29 years
Hillcrest Nursing and Rehabilitation Center	Fitchburg	MA	—	175	1,461	—	175	1,461	1,636	1,475	161	1957	1984	25 years
Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	—	156	757	—	156	757	913	798	115	1967	1969	40 years
Timberlyn Heights Nursing and Rehabilitation Center	Great Barrington	MA	—	120	1,305	—	120	1,305	1,425	1,275	150	1968	1982	29 years
Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	—	60	1,142	—	60	1,142	1,202	1,144	58	1967	1969	40 years
River Terrace Healthcare	Lancaster	MA	—	268	957	—	268	957	1,225	1,123	102	1969	1969	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hallmark Nursing and Rehabilitation Center	New Bedford	MA	—	202	2,694	—	202	2,694	2,896	2,474	422	1968	1982	26 years
Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	—	126	1,708	—	126	1,708	1,834	1,607	227	1806	1982	27 years
Quincy Rehabilitation and Nursing Center	Quincy	MA	—	216	2,911	—	216	2,911	3,127	2,770	357	1965	1984	24 years
Den-Mar Rehabilitation and Nursing Center	Rockport	MA	—	23	1,560	—	23	1,560	1,583	1,501	82	1963	1985	30 years
Hammersmith House Nursing Care Center	Saugus	MA	—	112	1,919	—	112	1,919	2,031	1,753	278	1965	1982	28 years
Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	3,850	3,342	1985	1987	50 years
Blue Hills Alzheimer's Care Center	Stoughton	MA	—	511	1,026	—	511	1,026	1,537	1,394	143	1965	1982	28 years
Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	—	415	2,675	—	415	2,675	3,090	2,507	583	1969	1984	27 years
Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,285	2,163	1991	1991	45 years
Oakwood Rehabilitation and Nursing Center	Webster	MA	—	102	1,154	—	102	1,154	1,256	1,173	83	1967	1982	31 years
Westgate Manor	Bangor	ME	—	287	2,718	—	287	2,718	3,005	2,492	513	1969	1985	31 years
Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	1,904	881	1965	1993	29 years
Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	4,624	2,287	1963	1993	28 years
Pettigrew Rehabilitation and Healthcare Center	Durham	NC	—	101	2,889	—	101	2,889	2,990	2,223	767	1969	1993	28 years
Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	3,035	692	1972	1991	26 years
Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,470	733	1957	1993	29 years
Lincoln Nursing Center	Lincolnton	NC	—	39	3,309	—	39	3,309	3,348	2,626	722	1976	1986	35 years
Rehabilitation and Nursing Center of Monroe	Monroe	NC	—	185	2,654	—	185	2,654	2,839	2,057	782	1963	1993	28 years
Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	—	187	3,409	—	187	3,409	3,596	3,066	530	1971	1991	25 years
Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	—	316	5,470	—	316	5,470	5,786	4,886	900	1969	1991	25 years
Guardian Care of Rocky Mount	Rocky Mount	NC	—	240	1,732	—	240	1,732	1,972	1,487	485	1975	1997	25 years
Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	—	233	3,710	—	233	3,710	3,943	2,872	1,071	1966	1993	28.5 years
Silas Creek Manor	Winston-Salem	NC	—	211	1,893	—	211	1,893	2,104	1,408	696	1966	1993	28.5 years
Guardian Care of Zebulon	Zebulon	NC	—	179	1,933	—	179	1,933	2,112	1,427	685	1973	1993	29 years
Hanover Terrace Healthcare	Hanover	NH	—	326	1,825	—	326	1,825	2,151	1,333	818	1969	1993	29 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	5,362	1,425	1963	1990	25 years
Cambridge Health & Rehabilitation Center	Cambridge	OH	—	108	2,642	—	108	2,642	2,750	2,201	549	1975	1993	25 years
Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	—	454	7,149	—	454	7,149	7,603	5,771	1,832	1974	1993	28 years
Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	—	190	4,712	—	190	4,712	4,902	2,742	2,160	1986	1992	38 years
Lebanon Country Manor	Lebanon	OH	—	105	3,617	—	105	3,617	3,722	2,452	1,270	1984	1986	43 years
Logan Health Care Center	Logan	OH	—	169	3,750	—	169	3,750	3,919	2,833	1,086	1979	1991	30 years
Pickerington Nursing & Rehabilitation Center	Pickerington	OH	—	312	4,382	—	312	4,382	4,694	2,589	2,105	1984	1992	37 years
Sunnyside Care Center	Salem	OR	—	1,512	2,249	—	1,512	2,249	3,761	1,511	2,250	1981	1991	30 years
Wyomissing Nursing and Rehabilitation Center	Reading	PA	—	61	5,095	—	61	5,095	5,156	2,276	2,880	1966	1993	45 years
Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	—	91	6,724	—	91	6,724	6,815	3,044	3,771	1966	1990	45 years
Masters Health Care Center	Algood	TN	—	524	4,370	—	524	4,370	4,894	3,249	1,645	1981	1987	38 years
Wasatch Care Center	Ogden	UT	—	373	597	—	373	597	970	600	370	1964	1990	25 years
St. George Care and Rehabilitation Center	St. George	UT	—	419	4,465	—	419	4,465	4,884	3,004	1,880	1976	1993	29 years
Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	4,923	2,601	1963	1991	32 years
River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	4,051	1,159	1953	1991	25 years
Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	2,075	1,236	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	4,317	354	1965	1990	27 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	—	145	2,563	2,708	1,932	776	1955	1992	29 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	—	520	4,780	5,300	2,666	2,634	1986	1991	40 years
Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	2,956	2,168	1950	1993	28.5 years
Lakewood Healthcare Center	Tacoma	WA	—	504	3,511	—	504	3,511	4,015	2,165	1,850	1989	1989	45 years
Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,239	1,174	1970	1993	28 years
Eastview Medical and Rehabilitation Center	Antigo	WI	—	200	4,047	—	200	4,047	4,247	3,542	705	1962	1991	28 years
Mount Carmel Medical and Rehabilitation Center	Burlington	WI	—	274	7,205	—	274	7,205	7,479	4,868	2,611	1971	1991	30 years
San Luis Medical and Rehabilitation Center	Green Bay	WI	—	259	5,299	—	259	5,299	5,558	4,421	1,137	1968	1996	25 years
Sheridan Medical Complex	Kenosha	WI	—	282	4,910	—	282	4,910	5,192	4,336	856	1964	1991	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Woodstock Health and Rehabilitation Center	Kenosha	WI	—	562	7,424	—	562	7,424	7,986	6,767	1,219	1970	1991	25 years
North Ridge Medical and Rehabilitation Center	Manitowoc	WI	—	206	3,785	—	206	3,785	3,991	2,927	1,064	1964	1992	29 years
Colonial Manor Medical and Rehabilitation Center	Wausau	WI	—	169	3,370	—	169	3,370	3,539	2,305	1,234	1964	1995	30 years
Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	—	342	3,468	—	342	3,468	3,810	2,492	1,318	1964	1992	29 years
South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	—	151	1,738	—	151	1,738	1,889	1,270	619	1955	1993	29 years
Wind River Healthcare and Rehabilitation Center	Riverton	WY	—	179	1,559	—	179	1,559	1,738	1,121	617	1967	1992	29 years
TOTAL KINDRED SKILLED NURSING FACILITIES			—	31,721	350,020	(380)	31,341	350,020	381,361	268,255	113,106

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
NON-KINDRED SKILLED NURSING FACILITIES
Heartland	Benton	AR	—	650	13,540	18	650	13,558	14,208	1,129	13,079	1992	2011	35 years
Southern Trace	Bryant	AR	—	480	12,455	—	480	12,455	12,935	1,044	11,891	1989	2011	35 years
Beverly Health Care Golflinks	Hot Springs	AR	—	500	11,311	—	500	11,311	11,811	991	10,820	1978	2011	35 years
Lake Village	Lake Village	AR	—	560	8,594	23	560	8,617	9,177	764	8,413	1998	2011	35 years
Belle View	Monticello	AR	—	260	9,542	—	260	9,542	9,802	798	9,004	1995	2011	35 years
River Chase	Morrilton	AR	—	240	9,476	—	240	9,476	9,716	794	8,922	1988	2011	35 years
Brookridge Cove	Morrilton	AR	—	410	11,069	4	410	11,073	11,483	945	10,538	1996	2011	35 years
River Ridge	Wynne	AR	—	290	10,763	1	290	10,764	11,054	894	10,160	1990	2011	35 years
Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	—	364	4,179	197	364	4,376	4,740	3,073	1,667	1983	1984	45 years
Villa Campana Health Care Center	Tucson	AZ	—	533	2,201	395	533	2,596	3,129	1,444	1,685	1983	1993	35 years
Bay View Nursing and Rehabilitation Center	Alameda	CA	—	1,462	5,981	282	1,462	6,263	7,725	4,597	3,128	1967	1993	45 years
Chowchilla Convalescent Center	Chowchilla	CA	—	1,780	5,097	—	1,780	5,097	6,877	453	6,424	1965	2011	35 years
Driftwood Gilroy	Gilroy	CA	—	3,330	13,665	—	3,330	13,665	16,995	1,170	15,825	1968	2011	35 years
Orange Hills Convalescent Hospital	Orange	CA	—	960	20,968	—	960	20,968	21,928	1,692	20,236	1987	2011	35 years
Brighton Care Center	Brighton	CO	—	282	3,377	306	282	3,683	3,965	2,559	1,406	1969	1992	30 years
Malley Healthcare and Rehabilitation Center	Northglenn	CO	—	501	8,294	243	501	8,537	9,038	5,868	3,170	1971	1993	29 years
Park Place Health Center	Hartford	CT	—	1,370	2,908	—	1,370	2,908	4,278	441	3,837	1969	2011	35 years
Spectrum Healthcare Torrington	Torrington	CT	—	1,770	2,716	420	1,770	3,136	4,906	610	4,296	1969	2011	35 years
Beverly Health - Ft. Pierce	Fort Pierce	FL	—	840	16,318	—	840	16,318	17,158	1,385	15,773	1960	2011	35 years
Willowwood Health & Rehab Center	Flowery Branch	GA	—	1,130	9,219	—	1,130	9,219	10,349	786	9,563	1970	2011	35 years
Specialty Care of Marietta	Marietta	GA	—	241	2,782	370	241	3,152	3,393	2,131	1,262	1968	1993	28.5 years
Savannah Rehabilitation & Nursing Center	Savannah	GA	—	213	2,772	325	213	3,097	3,310	2,053	1,257	1968	1993	28.5 years
Boise Health and Rehabilitation Center	Boise	ID	—	256	3,593	281	256	3,874	4,130	1,547	2,583	1977	1998	45 years
Westbury	Lisle	IL	—	730	9,270	—	730	9,270	10,000	1,860	8,140	1990	2009	35 years
Meadowbrooke Rehab Centre & Suites	Anderson	IN	—	1,600	6,710	—	1,600	6,710	8,310	617	7,693	1967	2011	35 years
Chalet Village	Berne	IN	—	590	1,654	—	590	1,654	2,244	229	2,015	1986	2011	35 years
Vermillion Convalescent Center	Clinton	IN	—	700	11,057	—	700	11,057	11,757	948	10,809	1971	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Willow Crossing Health & Rehab Center	Columbus	IN	—	880	4,963	—	880	4,963	5,843	480	5,363	1988	2011	35 years
Greenhill Manor	Fowler	IN	—	380	7,659	—	380	7,659	8,039	640	7,399	1973	2011	35 years
Twin City Healthcare	Gas City	IN	—	350	3,012	—	350	3,012	3,362	309	3,053	1974	2011	35 years
Hanover Nursing Center	Hanover	IN	—	1,070	3,903	—	1,070	3,903	4,973	458	4,515	1975	2011	35 years
Bridgewater Center for Health & Rehab	Hartford City	IN	—	470	1,855	—	470	1,855	2,325	241	2,084	1988	2011	35 years
Oakbrook Village	Huntington	IN	—	600	1,950	—	600	1,950	2,550	217	2,333	1987	2011	35 years
Lakeview Manor	Indianapolis	IN	—	2,780	7,927	—	2,780	7,927	10,707	806	9,901	1968	2011	35 years
Wintersong Village	Knox	IN	—	420	2,019	—	420	2,019	2,439	208	2,231	1984	2011	35 years
Woodland Hills Care Center	Lawrenceburg	IN	—	340	3,757	—	340	3,757	4,097	408	3,689	1966	2011	35 years
Parkwood Health Care Center	Lebanon	IN	—	121	4,512	721	121	5,233	5,354	3,730	1,624	1977	1993	25 years
Whispering Pines	Monticello	IN	—	460	8,461	—	460	8,461	8,921	715	8,206	1988	2011	35 years
Muncie Health & Rehabilitation Center	Muncie	IN	—	108	4,202	1,124	108	5,326	5,434	3,467	1,967	1980	1993	25 years
Willow Bend Living Center	Muncie	IN	—	1,080	4,026	—	1,080	4,026	5,106	374	4,732	1976	2011	35 years
Liberty Village	Muncie	IN	—	1,520	7,542	—	1,520	7,542	9,062	665	8,397	2001	2011	35 years
Petersburg Health Care Center	Petersburg	IN	—	310	8,443	—	310	8,443	8,753	732	8,021	1970	2011	35 years
Persimmon Ridge Center	Portland	IN	—	400	9,597	—	400	9,597	9,997	830	9,167	1964	2011	35 years
Oakridge Convalescent Center	Richmond	IN	—	640	11,128	—	640	11,128	11,768	968	10,800	1975	2011	35 years
Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	—	418	5,779	1,044	428	6,813	7,241	2,590	4,651	1995	1995	45 years
Westridge Healthcare Center	Terre Haute	IN	—	690	5,384	—	690	5,384	6,074	482	5,592	1965	2011	35 years
Washington Nursing Center	Washington	IN	—	220	10,054	—	220	10,054	10,274	886	9,388	1968	2011	35 years
Pine Knoll Rehabilitation Center	Winchester	IN	—	730	6,039	—	730	6,039	6,769	516	6,253	1986	2011	35 years
Belleville Health Care Center	Belleville	KS	—	590	4,170	—	590	4,170	4,760	399	4,361	1977	2011	35 years
Oak Ridge Acres	Hiawatha	KS	—	350	590	—	350	590	940	104	836	1974	2011	35 years
Smokey Hill Rehab Center	Salina	KS	—	360	3,705	—	360	3,705	4,065	410	3,655	1981	2011	35 years
Westwood Manor	Topeka	KS	—	250	3,735	—	250	3,735	3,985	347	3,638	1973	2011	35 years
Infinia at Wichita	Wichita	KS	—	350	13,065	—	350	13,065	13,415	1,054	12,361	1965	2011	35 years
Jackson Manor	Annville	KY	—	131	4,442	—	131	4,442	4,573	909	3,664	1989	2006	35 years
Colonial Health & Rehabilitation Center	Bardstown	KY	—	38	2,829	—	38	2,829	2,867	579	2,288	1968	2006	35 years
Oakview Nursing and Rehabilitation Center	Calvert City	KY	—	124	2,882	787	124	3,669	3,793	2,280	1,513	1967	1990	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Green Valley Health & Rehabilitation Center	Carrollton	KY	—	29	2,325	—	29	2,325	2,354	476	1,878	1978	2006	35 years
Summit Manor Health & Rehabilitation Center	Columbia	KY	—	38	12,510	—	38	12,510	12,548	2,562	9,986	1965	2006	35 years
Glasgow Health & Rehabilitation Center	Glasgow	KY	—	21	2,997	—	21	2,997	3,018	614	2,404	1968	2006	35 years
Professional Care Health & Rehabilitation Center	Hartford	KY	—	22	7,905	—	22	7,905	7,927	1,619	6,308	1967	2006	35 years
Hart County Health Center	Horse Cave	KY	—	68	6,059	—	68	6,059	6,127	1,241	4,886	1993	2006	35 years
Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	—	38	3,920	—	38	3,920	3,958	803	3,155	1973	2006	35 years
Tanbark Health & Rehabilitation Center	Lexington	KY	—	868	6,061	—	868	6,061	6,929	1,241	5,688	1989	2006	35 years
Northfield Centre for Health and Rehabilitation	Louisville	KY	—	285	1,555	583	285	2,138	2,423	1,354	1,069	1969	1985	30 years
Jefferson Manor	Louisville	KY	—	2,169	4,075	—	2,169	4,075	6,244	834	5,410	1982	2006	35 years
Jefferson Place	Louisville	KY	—	1,307	9,175	—	1,307	9,175	10,482	1,879	8,603	1991	2006	35 years
Meadowview Health & Rehabilitation Center	Louisville	KY	—	317	4,666	—	317	4,666	4,983	955	4,028	1973	2006	35 years
Rockford Health & Rehabilitation Center	Louisville	KY	—	364	9,568	—	364	9,568	9,932	1,959	7,973	1975	2006	35 years
Summerfield Health & Rehabilitation Center	Louisville	KY	—	1,089	10,756	—	1,089	10,756	11,845	2,202	9,643	1979	2006	35 years
McCreary Health & Rehabilitation Center	Pine Knot	KY	—	73	2,443	—	73	2,443	2,516	500	2,016	1990	2006	35 years
North Hardin Health & Rehabilitation Center	Radcliff	KY	—	218	11,944	—	218	11,944	12,162	2,446	9,716	1986	2006	35 years
Monroe Health & Rehabilitation Center	Tompkinsville	KY	—	32	8,756	—	32	8,756	8,788	1,793	6,995	1969	2006	35 years
Fountain Circle Health and Rehabilitation	Winchester	KY	—	137	6,120	707	137	6,827	6,964	4,817	2,147	1967	1990	30 years
Colony House Nursing and Rehabilitation Center	Abington	MA	—	132	999	194	132	1,193	1,325	1,108	217	1965	1969	40 years
Wingate at Andover	Andover	MA	—	1,450	14,798	—	1,450	14,798	16,248	1,288	14,960	1992	2011	35 years
Wingate at Brighton	Brighton	MA	—	1,070	7,383	—	1,070	7,383	8,453	733	7,720	1995	2011	35 years
Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	—	529	1,238	232	529	1,470	1,999	1,589	410	1968	1982	27 years
Chestnut Hill Rehab & Nursing	East Longmeadow	MA	—	3,050	5,392	—	3,050	5,392	8,442	576	7,866	1985	2011	35 years
Wingate at Haverhill	Haverhill	MA	—	810	9,288	—	810	9,288	10,098	884	9,214	1973	2011	35 years
Skilled Care Center at Silver Lake	Kingston	MA	—	3,230	19,870	—	3,230	19,870	23,100	1,864	21,236	1992	2011	35 years
Wentworth Skilled Care Center	Lowell	MA	—	820	11,220	—	820	11,220	12,040	966	11,074	1966	2011	35 years
Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	—	222	2,431	228	222	2,659	2,881	2,142	739	1973	1984	34.5 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Eliot Healthcare Center	Natick	MA	—	249	1,328	230	249	1,558	1,807	1,395	412	1996	1982	31 years
Wingate at Needham	Needham Heights	MA	—	920	9,236	—	920	9,236	10,156	881	9,275	1996	2011	35 years
Country Rehabilitation and Nursing Center	Newburyport	MA	—	199	3,004	378	199	3,382	3,581	2,820	761	1968	1982	27 years
Wingate at Reading	Reading	MA	—	920	7,499	—	920	7,499	8,419	726	7,693	1988	2011	35 years
Wingate at South Hadley	South Hadley	MA	—	1,870	15,572	—	1,870	15,572	17,442	1,331	16,111	1988	2011	35 years
Ring East	Springfield	MA	—	1,250	13,561	—	1,250	13,561	14,811	1,212	13,599	1987	2011	35 years
Wingate at Sudbury	Sudbury	MA	—	1,540	8,100	—	1,540	8,100	9,640	827	8,813	1997	2011	35 years
Newton and Wellesley Alzheimer Center	Wellesley	MA	—	297	3,250	172	297	3,422	3,719	2,882	837	1971	1984	30 years
Riverdale Gardens Rehab & Nursing	West Springfield	MA	—	2,140	6,997	107	2,140	7,104	9,244	828	8,416	1960	2011	35 years
Wingate at Wilbraham	Wilbraham	MA	—	4,070	10,777	—	4,070	10,777	14,847	1,008	13,839	1988	2011	35 years
Worcester Skilled Care Center	Worcester	MA	—	620	10,958	—	620	10,958	11,578	1,039	10,539	1970	2011	35 years
Cumberland Villa Nursing Center	Cumberland	MD	—	660	23,970	—	660	23,970	24,630	1,905	22,725	1968	2011	35 years
Colton Villa	Hagerstown	MD	—	1,550	16,973	—	1,550	16,973	18,523	1,436	17,087	1971	2011	35 years
Westminster Nursing & Convalescent Center	Westminster	MD	—	2,160	15,931	—	2,160	15,931	18,091	1,347	16,744	1973	2011	35 years
Augusta Rehabilitation Center	Augusta	ME	—	152	1,074	146	152	1,220	1,372	1,057	315	1968	1985	30 years
Eastside Rehabilitation and Living Center	Bangor	ME	—	316	1,349	134	316	1,483	1,799	1,278	521	1967	1985	30 years
Winship Green Nursing Center	Bath	ME	—	110	1,455	128	110	1,583	1,693	1,256	437	1974	1985	35 years
Brewer Rehabilitation and Living Center	Brewer	ME	—	228	2,737	304	228	3,041	3,269	2,260	1,009	1974	1985	33 years
Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	—	99	1,898	161	99	2,059	2,158	1,515	643	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	—	133	1,658	118	133	1,776	1,909	1,310	599	1972	1985	39 years
Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	—	181	2,789	146	181	2,935	3,116	2,261	855	1945	1985	45 years
Autumn Woods Residential Health Care Facility	Warren	MI	—	1,495	26,015	—	1,495	26,015	27,510	1,273	26,237	2012	2012	35 years
Hopkins Healthcare	Hopkins	MN	—	4,470	21,409	—	4,470	21,409	25,879	1,744	24,135	1961	2011	35 years
Andrew Care Home	Minneapolis	MN	—	3,280	5,083	80	3,280	5,163	8,443	745	7,698	1941	2011	35 years
Golden Living Center - Rochester East	Rochester	MN	—	639	3,497	—	639	3,497	4,136	3,558	578	1967	1982	28 years
Ashland Healthcare	Ashland	MO	—	770	4,400	—	770	4,400	5,170	396	4,774	1993	2011	35 years
South Hampton Place	Columbia	MO	—	710	11,279	—	710	11,279	11,989	943	11,046	1994	2011	35 years
Dixon Nursing & Rehab	Dixon	MO	—	570	3,342	—	570	3,342	3,912	321	3,591	1989	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Current River Nursing	Doniphan	MO	—	450	7,703	—	450	7,703	8,153	709	7,444	1991	2011	35 years
Forsyth Care Center	Forsyth	MO	—	710	6,731	—	710	6,731	7,441	644	6,797	1993	2011	35 years
Maryville Health Care Center	Maryville	MO	—	630	5,825	—	630	5,825	6,455	564	5,891	1972	2011	35 years
Glenwood Healthcare	Seymour	MO	—	670	3,737	—	670	3,737	4,407	349	4,058	1990	2011	35 years
Silex Community Care	Silex	MO	—	730	2,689	—	730	2,689	3,419	276	3,143	1991	2011	35 years
Gravios Nursing Center	St. Louis	MO	—	1,560	10,582	—	1,560	10,582	12,142	996	11,146	1954	2011	35 years
Bellefontaine Gardens	St. Louis	MO	—	1,610	4,314	—	1,610	4,314	5,924	451	5,473	1988	2011	35 years
Strafford Care Center	Strafford	MO	—	1,670	8,251	—	1,670	8,251	9,921	700	9,221	1995	2011	35 years
Windsor Healthcare	Windsor	MO	—	510	3,345	—	510	3,345	3,855	321	3,534	1996	2011	35 years
Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	—	347	3,029	429	347	3,458	3,805	2,330	1,475	1984	1993	28 years
Rehabilitation and Health Center of Gastonia	Gastonia	NC	—	158	2,359	422	158	2,781	2,939	1,834	1,105	1968	1992	29 years
Lakewood Manor	Hendersonville	NC	—	1,610	7,759	—	1,610	7,759	9,369	742	8,627	1979	2011	35 years
Kinston Rehabilitation and Healthcare Center	Kinston	NC	—	186	3,038	442	186	3,480	3,666	2,184	1,482	1961	1993	29 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	—	339	4,132	504	339	4,636	4,975	3,661	1,314	1967	1991	25 years
Dover Rehabilitation and Living Center	Dover	NH	—	355	3,797	217	355	4,014	4,369	3,680	689	1969	1990	25 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	4,463	9,363	1982	2004	30 years
Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	—	454	1,018	187	454	1,205	1,659	674	985	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	—	256	1,324	270	256	1,594	1,850	1,104	746	1971	1992	29 years
Wingate at St. Francis	Beacon	NY	—	1,900	18,115	—	1,900	18,115	20,015	1,553	18,462	2002	2011	35 years
Garden Gate	Cheektowaga	NY	—	760	15,643	30	760	15,673	16,433	1,378	15,055	1979	2011	35 years
Brookhaven	East Patchogue	NY	—	1,100	25,840	30	1,100	25,870	26,970	2,068	24,902	1988	2011	35 years
Wingate at Dutchess	Fishkill	NY	—	1,300	19,685	—	1,300	19,685	20,985	1,670	19,315	1996	2011	35 years
Autumn View	Hamburg	NY	—	1,190	24,687	34	1,190	24,721	25,911	2,072	23,839	1983	2011	35 years
Wingate at Ulster	Highland	NY	—	1,500	18,223	—	1,500	18,223	19,723	1,488	18,235	1998	2011	35 years
North Gate	North Tonawanda	NY	—	1,010	14,801	40	1,010	14,841	15,851	1,335	14,516	1982	2011	35 years
Seneca	West Seneca	NY	—	1,400	13,491	5	1,400	13,496	14,896	1,181	13,715	1974	2011	35 years
Harris Hill	Williamsville	NY	—	1,240	33,574	33	1,240	33,607	34,847	2,673	32,174	1992	2011	35 years
Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	—	128	3,481	312	128	3,793	3,921	2,965	956	1976	1985	34 years
Burlington House	Cincinnati	OH	—	918	5,087	—	918	5,087	6,005	1,615	4,390	1989	2004	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Minerva Park Nursing and Rehabilitation Center	Columbus	OH	—	210	3,684	339	210	4,023	4,233	1,617	2,616	1973	1997	45 years
Regency Manor	Columbus	OH	—	606	16,424	401	606	16,825	17,431	10,833	6,598	1883	2004	35 years
Coshocton Health & Rehabilitation Center	Coshocton	OH	—	203	1,979	324	203	2,303	2,506	1,655	851	1974	1993	25 years
Olentangy Woods	Galion	OH	—	540	6,324	(1,872)	540	4,452	4,992	437	4,555	1967	2011	35 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	2,780	719	1972	1993	25 years
Renaissance North	Warren	OH	—	1,100	8,196	(3,831)	1,059	4,406	5,465	4,566	899	1967	2011	35 years
Country Glenn	Washington Court House	OH	—	490	13,460	(1,700)	490	11,760	12,250	972	11,278	1984	2011	35 years
Willow Park Health Care Center	Lawton	OK	—	300	12,164	—	300	12,164	12,464	5,920	6,544	1985	2011	35 years
Temple Manor Nursing Home	Temple	OK	—	300	1,779	—	300	1,779	2,079	191	1,888	1971	2011	35 years
Tuttle Care Center	Tuttle	OK	—	150	1,377	—	150	1,377	1,527	167	1,360	1960	2011	35 years
Avamere Rehab of Coos Bay	Coos Bay	OR	—	1,920	3,394	—	1,920	3,394	5,314	332	4,982	1968	2011	35 years
Avamere Riverpark of Eugene	Eugene	OR	—	1,960	17,622	—	1,960	17,622	19,582	1,437	18,145	1988	2011	35 years
Avamere Rehab of Eugene	Eugene	OR	—	1,080	7,257	—	1,080	7,257	8,337	646	7,691	1966	2011	35 years
Avamere Rehab of Clackamas	Gladstone	OR	—	820	3,844	—	820	3,844	4,664	362	4,302	1961	2011	35 years
Avamere Rehab of Hillsboro	Hillsboro	OR	—	1,390	8,628	—	1,390	8,628	10,018	754	9,264	1973	2011	35 years
Avamere Rehab of Junction City	Junction City	OR	—	590	5,583	—	590	5,583	6,173	480	5,693	1966	2011	35 years
Avamere Rehab of King City	King City	OR	—	1,290	10,646	—	1,290	10,646	11,936	892	11,044	1975	2011	35 years
Avamere Rehab of Lebanon	Lebanon	OR	—	980	12,954	—	980	12,954	13,934	1,050	12,884	1974	2011	35 years
Medford Rehabilitation and Healthcare Center	Medford	OR	—	362	4,610	205	362	4,815	5,177	3,491	1,686	1961	1991	34 years
Newport Rehabilitation & Specialty Care Center	Newport	OR	—	380	3,420	775	380	4,195	4,575	319	4,256	1997	2011	35 years
Mountain View	Oregon City	OR	—	1,056	6,831	—	1,056	6,831	7,887	336	7,551	1977	2012	35 years
Avamere Crestview of Portland	Portland	OR	—	1,610	13,942	—	1,610	13,942	15,552	1,152	14,400	1964	2011	35 years
Avamere Twin Oaks of Sweet Home	Sweet Home	OR	—	290	4,536	—	290	4,536	4,826	386	4,440	1972	2011	35 years
Balanced Care at Bloomsburg	Bloomsburg	PA	—	621	1,371	—	621	1,371	1,992	281	1,711	1997	2006	35 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	2,593	5,432	1899	2004	30 years
Mountain View Nursing Home	Greensburg	PA	—	580	12,817	—	580	12,817	13,397	1,116	12,281	1971	2011	35 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	2,898	6,064	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	5,344	11,591	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	2,841	5,543	1875	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Epic- Bayview	Beaufort	SC	—	890	14,311	—	890	14,311	15,201	1,266	13,935	1970	2011	35 years
Dundee Nursing Home	Bennettsville	SC	—	320	8,693	—	320	8,693	9,013	768	8,245	1958	2011	35 years
Epic-Conway	Conway	SC	—	1,090	16,880	—	1,090	16,880	17,970	1,459	16,511	1975	2011	35 years
Mt. Pleasant Nursing Center	Mount Pleasant	SC	—	1,810	9,079	—	1,810	9,079	10,889	827	10,062	1977	2011	35 years
Firesteel	Mitchell	SD	—	690	15,360	—	690	15,360	16,050	1,303	14,747	1966	2011	35 years
Fountain Springs Healthcare Center	Rapid City	SD	—	940	28,647	—	940	28,647	29,587	2,198	27,389	1989	2011	35 years
Brookewood Health Care Center	Decatur	TN	—	470	4,617	—	470	4,617	5,087	447	4,640	1981	2011	35 years
Tri-State Comp Care Center	Harrogate	TN	—	1,520	11,515	—	1,520	11,515	13,035	974	12,061	1990	2011	35 years
Madison Healthcare and Rehabilitation Center	Madison	TN	—	168	1,445	269	168	1,714	1,882	1,124	758	1968	1992	29 years
Primacy Healthcare and Rehabilitation Center	Memphis	TN	—	1,222	8,344	294	1,222	8,638	9,860	5,547	4,313	1980	1990	37 years
Green Acres - Baytown	Baytown	TX	—	490	9,104	—	490	9,104	9,594	765	8,829	1970	2011	35 years
Allenbrook Healthcare	Baytown	TX	—	470	11,304	—	470	11,304	11,774	961	10,813	1975	2011	35 years
Summer Place Nursing and Rehab	Beaumont	TX	—	1,160	15,934	—	1,160	15,934	17,094	1,337	15,757	2009	2011	35 years
Green Acres - Center	Center	TX	—	200	5,446	—	200	5,446	5,646	510	5,136	1972	2011	35 years
Regency Nursing Home	Clarksville	TX	—	380	8,711	—	380	8,711	9,091	781	8,310	1989	2011	35 years
Park Manor - Conroe	Conroe	TX	—	1,310	22,318	—	1,310	22,318	23,628	1,759	21,869	2001	2011	35 years
Trisun Care Center Westwood	Corpus Christi	TX	—	440	8,624	—	440	8,624	9,064	741	8,323	1973	2011	35 years
Trisun Care Center River Ridge	Corpus Christi	TX	—	890	7,695	—	890	7,695	8,585	706	7,879	1994	2011	35 years
Heritage Oaks West	Corsicana	TX	—	510	15,806	—	510	15,806	16,316	1,320	14,996	1995	2011	35 years
Park Manor	DeSoto	TX	—	1,080	14,484	—	1,080	14,484	15,564	1,240	14,324	1987	2011	35 years
Hill Country Care	Dripping Springs	TX	—	740	3,973	16	756	3,973	4,729	371	4,358	1986	2011	35 years
Sandstone Ranch	El Paso	TX	—	1,580	8,396	—	1,580	8,396	9,976	1,066	8,910	2010	2011	35 years
Pecan Tree Rehab & Healthcare	Gainesville	TX	—	430	11,499	—	430	11,499	11,929	984	10,945	1990	2011	35 years
Pleasant Valley Health & Rehab	Garland	TX	—	1,040	9,383	—	1,040	9,383	10,423	856	9,567	2008	2011	35 years
Upshur Manor	Gilmer	TX	—	770	8,126	—	770	8,126	8,896	728	8,168	1990	2011	35 years
Beechnut Manor	Houston	TX	—	1,080	12,030	—	1,080	12,030	13,110	1,053	12,057	1982	2011	35 years
Park Manor - Cypress Station	Houston	TX	—	1,450	19,542	—	1,450	19,542	20,992	1,569	19,423	2003	2011	35 years
Park Manor of Westchase	Houston	TX	—	2,760	16,715	—	2,760	16,715	19,475	1,369	18,106	2005	2011	35 years
Park Manor - Cyfair	Houston	TX	—	1,720	14,717	—	1,720	14,717	16,437	1,212	15,225	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Green Acres - Humble	Humble	TX	—	2,060	6,738	—	2,060	6,738	8,798	643	8,155	1972	2011	35 years
Park Manor - Humble	Humble	TX	—	1,650	17,257	—	1,650	17,257	18,907	1,406	17,501	2003	2011	35 years
Green Acres - Huntsville	Huntsville	TX	—	290	2,568	—	290	2,568	2,858	296	2,562	1968	2011	35 years
Legend Oaks Healthcare	Jacksonville	TX	—	760	9,639	—	760	9,639	10,399	846	9,553	2006	2011	35 years
Avalon Kirbyville	Kirbyville	TX	—	260	7,713	—	260	7,713	7,973	700	7,273	1987	2011	35 years
Millbrook Healthcare	Lancaster	TX	—	750	7,480	—	750	7,480	8,230	722	7,508	2008	2011	35 years
Nexion Health at Linden	Linden	TX	—	680	3,495	—	680	3,495	4,175	401	3,774	1968	2011	35 years
SWLTC Marshall Conroe	Marshall	TX	—	810	10,093	—	810	10,093	10,903	909	9,994	2008	2011	35 years
McKinney Healthcare & Rehab	McKinney	TX	—	1,450	10,345	—	1,450	10,345	11,795	927	10,868	2006	2011	35 years
Park Manor of McKinney	McKinney	TX	—	1,540	11,049	(2,592)	1,540	8,457	9,997	792	9,205	1993	2011	35 years
Midland Nursing Center	Midland	TX	—	530	13,311	—	530	13,311	13,841	1,099	12,742	2008	2011	35 years
Park Manor of Quail Valley	Missouri City	TX	—	1,920	16,841	—	1,920	16,841	18,761	1,376	17,385	2005	2011	35 years
Nexion Health at Mt. Pleasant	Mount Pleasant	TX	—	520	5,050	—	520	5,050	5,570	525	5,045	1970	2011	35 years
The Meadows Nursing and Rehab	Orange	TX	—	380	10,777	—	380	10,777	11,157	943	10,214	2006	2011	35 years
Cypress Glen Nursing and Rehab	Port Arthur	TX	—	1,340	14,142	—	1,340	14,142	15,482	1,249	14,233	2000	2011	35 years
Cypress Glen East	Port Arthur	TX	—	490	10,663	—	490	10,663	11,153	924	10,229	1986	2011	35 years
Trisun Care Center Coastal Palms	Portland	TX	—	390	8,548	—	390	8,548	8,938	741	8,197	1998	2011	35 years
Legend Oaks Healthcare San Angelo	San Angelo	TX	—	870	12,282	—	870	12,282	13,152	1,048	12,104	2006	2011	35 years
Parklane West	San Antonio	TX	—	770	10,242	—	770	10,242	11,012	917	10,095	1988	2011	35 years
San Pedro Manor	San Antonio	TX	—	740	11,498	(2,768)	740	8,730	9,470	809	8,661	1986	2011	35 years
Nexion Health at Sherman	Sherman	TX	—	250	6,636	—	250	6,636	6,886	625	6,261	1971	2011	35 years
Avalon Trinity	Trinity	TX	—	330	9,413	—	330	9,413	9,743	826	8,917	1985	2011	35 years
Renfro Nursing Home	Waxahachie	TX	—	510	7,602	—	510	7,602	8,112	738	7,374	1976	2011	35 years
Avalon Wharton	Wharton	TX	—	270	5,107	—	270	5,107	5,377	521	4,856	1988	2011	35 years
Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	—	201	2,322	247	201	2,569	2,770	1,816	954	1962	1992	29 years
Infinia at Granite Hills	Salt Lake City	UT	—	740	1,247	700	756	1,931	2,687	245	2,442	1972	2011	35 years
Crosslands Rehabilitation & Healthcare Center	Sandy	UT	—	334	4,300	275	334	4,575	4,909	2,495	2,414	1987	1992	40 years
Sleepy Hollow Manor	Annandale	VA	—	7,210	13,562	—	7,210	13,562	20,772	1,286	19,486	1963	2011	35 years
The Cedars Nursing Home	Charlottesville	VA	—	2,810	10,763	—	2,810	10,763	13,573	973	12,600	1964	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Emporia Manor	Emporia	VA	—	620	7,492	15	635	7,492	8,127	699	7,428	1971	2011	35 years
Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	—	427	4,441	838	427	5,279	5,706	3,415	2,291	1969	1993	28 years
Walnut Hill Convalescent Center	Petersburg	VA	—	930	11,597	—	930	11,597	12,527	984	11,543	1972	2011	35 years
Battlefield Park Convalescent Center	Petersburg	VA	—	1,010	12,489	—	1,010	12,489	13,499	1,048	12,451	1976	2011	35 years
Bellingham Health Care and Rehabilitation Services	Bellingham	WA	—	441	3,824	153	441	3,977	4,418	2,863	1,555	1972	1993	28.5 years
St. Francis of Bellingham	Bellingham	WA	—	1,740	23,581	—	1,740	23,581	25,321	1,855	23,466	1984	2011	35 years
Evergreen North Cascades	Bellingham	WA	—	1,220	7,554	—	1,220	7,554	8,774	735	8,039	1999	2011	35 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	2,127	27,960	1995	2011	35 years
Avamere Georgian Lakewood	Lakewood	WA	—	620	3,896	—	620	3,896	4,516	378	4,138	1958	2011	35 years
SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	1,403	16,696	1972	2011	35 years
SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	747	8,779	1988	2011	35 years
Queen Anne Healthcare	Seattle	WA	—	570	2,750	228	570	2,978	3,548	2,136	1,412	1970	1993	29 years
Richmond Beach Rehab	Seattle	WA	—	2,930	16,199	—	2,930	16,199	19,129	1,372	17,757	1993	2011	35 years
Avamere Olympic Rehab of Sequim	Sequim	WA	—	590	16,896	—	590	16,896	17,486	1,382	16,104	1974	2011	35 years
Shelton Nursing Home	Shelton	WA	—	510	8,570	—	510	8,570	9,080	724	8,356	1998	2011	35 years
Avamere Heritage Rehab of Tacoma	Tacoma	WA	—	1,760	4,616	—	1,760	4,616	6,376	454	5,922	1968	2011	35 years
Avamere Skilled Nursing Tacoma	Tacoma	WA	—	1,320	1,544	—	1,320	1,544	2,864	264	2,600	1972	2011	35 years
Cascade Park Care Center	Vancouver	WA	—	1,860	14,854	—	1,860	14,854	16,714	1,193	15,521	1991	2011	35 years
Colony Oaks Care Center	Appleton	WI	—	353	3,571	138	353	3,709	4,062	2,875	1,187	1967	1993	29 years
Chilton Health and Rehab	Chilton	WI	—	440	6,114	—	440	6,114	6,554	2,703	3,851	1963	2011	35 years
Florence Villa	Florence	WI	—	340	5,631	—	340	5,631	5,971	514	5,457	1970	2011	35 years
Western Village	Green Bay	WI	—	1,310	4,882	—	1,310	4,882	6,192	512	5,680	1965	2011	35 years
Vallhaven Care Center	Neenah	WI	—	337	5,125	228	337	5,353	5,690	3,998	1,692	1966	1993	28 years
Kennedy Park Medical & Rehabilitation Center	Schofield	WI	—	301	3,596	271	301	3,867	4,168	3,685	483	1966	1982	29 years
Greendale Health & Rehab	Sheboygan	WI	—	880	1,941	—	880	1,941	2,821	232	2,589	1967	2011	35 years
South Shore Manor	St. Francis	WI	—	630	2,300	—	630	2,300	2,930	220	2,710	1960	2011	35 years
Waukesha Springs (Westmoreland)	Waukesha	WI	—	1,380	16,205	—	1,380	16,205	17,585	1,480	16,105	1973	2011	35 years
Wisconsin Dells Health & Rehab	Wisconsin Dells	WI	—	730	18,994	—	730	18,994	19,724	1,490	18,234	1972	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	1,018	12,241	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	1,001	12,029	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	1,921	22,944	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	1,035	12,270	1987	2011	35 years
Sage View Care Center	Rock Springs	WY	—	287	2,392	158	287	2,550	2,837	1,797	1,040	1964	1993	30 years
TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	225,246	2,233,284	8,938	225,262	2,242,206	2,467,468	356,452	2,111,016
TOTAL FOR SKILLED NURSING FACILITIES			—	256,967	2,583,304	8,558	256,603	2,592,226	2,848,829	624,707	2,224,122

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
KINDRED HOSPITALS
Kindred Hospital - Arizona - Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,512	1,073	1980	1992	30 years
Kindred Hospital - Scottsdale	Scottsdale	AZ	—	2,310	6,322	(6,578)	2,040	14	2,054	—	2,054	1986	2011	35 years
Kindred Hospital - Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,740	481	1969	1994	25 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,188	4,567	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,651	860	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	10,623	1,811	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	5,943	2,662	1962	1993	25 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,476	635	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,601	662	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,628	1,791	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	12,862	2,976	N/A	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,095	663	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,207	627	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	13,139	4,968	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	4,545	5,863	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	18,007	3,556	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,338	1,700	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	5,398	1,950	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	7,366	1,260	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,129	1,657	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	11,420	3,900	1964	1995	20 years
Kindred Hospital - New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	4,184	1,435	1968	1978	20 years
Kindred Hospital - Boston	Brighton	MA	—	1,551	9,796	—	1,551	9,796	11,347	8,858	2,489	1930	1994	25 years
Kindred Hospital - Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	5,279	2,832	1974	1993	40 years
Kindred Hospital - Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,482	709	N/A	1992	30 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,778	1,435	1984	1991	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,325	1,271	1964	1994	20 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,627	1,637	1985	1993	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,246	2,041	1980	1994	40 years
Kindred Hospital - Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	4,188	1,712	1958	1993	30 years
Kindred Hospital - Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	8,941	4,575	1972	1996	40 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	2,923	2,435	N/A	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	3,786	1,385	1975	1993	22 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,211	2,589	1987	1986	20 years
Kindred Hospital - Fort Worth	Fort Worth	TX	—	648	10,608	—	648	10,608	11,256	8,215	3,041	1960	1994	34 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	4,989	3,498	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,383	712	N/A	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,779	950	1983	1990	40 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	8,074	3,588	1981	1993	30 years
TOTAL FOR KINDRED HOSPITALS			—	40,482	279,282	(6,578)	40,212	272,974	313,186	229,136	84,050
NON-KINDRED HOSPITALS
Southern Arizone Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	1,910	24,449	1992	2011	35 years
HealthBridge Children's Hospital	Orange	CA	—	1,330	9,317	—	1,330	9,317	10,647	715	9,932	2000	2011	35 years
HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	1,920	26,138	1991	2011	35 years
Gateway Rehabilitation Hospital at Florence	Florence	KY	—	3,600	4,924	—	3,600	4,924	8,524	1,008	7,516	2001	2006	35 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	—	—	18,244	1,800	16,444	18,244	363	17,881	2013	2012	35 years
The Ranch/Touchstone	Conroe	TX	—	2,710	28,428	3,459	2,710	31,887	34,597	2,127	32,470	1992	2011	35 years
Highlands Regional Rehabilitation Hospital	El Paso	TX	—	1,900	23,616	—	1,900	23,616	25,516	4,836	20,680	1999	2006	35 years
Houston Children's Hospital	Houston	TX	—	1,800	15,770	—	1,800	15,770	17,570	1,197	16,373	1999	2011	35 years
Beacon Specialty Hospital	Spring	TX	—	960	6,498	—	960	6,498	7,458	506	6,952	1995	2011	35 years
TOTAL FOR NON-KINDRED HOSPITALS			—	15,880	139,390	21,703	17,680	159,293	176,973	14,582	162,391
TOTAL FOR HOSPITALS			—	56,362	418,672	15,125	57,892	432,267	490,159	243,718	246,441

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
BROOKDALE SENIORS HOUSING COMMUNITIES
Wellington Place at Muscle Shoals	Muscle Shoals	AL	—	340	4,017	—	340	4,017	4,357	365	3,992	1999	2011	35 years
Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	560	7,978	1998	2011	35 years
Park Regency Premier Club	Chandler	AZ	—	2,260	19,338	—	2,260	19,338	21,598	1,808	19,790	1992	2011	35 years
The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	8,272	19,393	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	2,297	5,356	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,025	4,810	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,599	3,871	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,335	3,342	1997	2005	35 years
Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,558	3,693	1998	2005	35 years
Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	22,389	51,971	1988	2005	35 years
The Atrium	San Jose	CA	—	6,240	66,329	1,608	6,240	67,937	74,177	21,177	53,000	1987	2005	35 years
Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	12,252	28,240	1987	2005	35 years
Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	1,644	20,329	1985	2011	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	3,046	6,948	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	5,082	840	9,403	—	840	9,403	10,243	3,087	7,156	1997	2005	35 years
The Gables at Farmington	Farmington	CT	—	3,995	36,310	—	3,995	36,310	40,305	12,048	28,257	1984	2005	35 years
Chatfield	West Hartford	CT	—	2,493	22,833	—	2,493	22,833	25,326	7,561	17,765	1989	2005	35 years
Clare Bridge of Ft. Myers	Fort Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	622	8,750	1996	2011	35 years
Wellington Place at Ft Walton	Fort Walton Beach	FL	—	2,610	11,041	—	2,610	11,041	13,651	872	12,779	2000	2011	35 years
Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	1,268	16,337	1997	2011	35 years
Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	753	10,206	1997	2011	35 years
Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	765	10,633	1997	2011	35 years
Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	728	8,929	1997	2011	35 years
Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	1,998	4,722	1998	2005	35 years
Sterling House of Englewood (FL)	Rotonda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	414	5,657	1997	2011	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	4,513	667	6,168	—	667	6,168	6,835	2,025	4,810	1998	2005	35 years
Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	1,216	15,044	1997	2011	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	6,431	586	5,481	—	586	5,481	6,067	1,799	4,268	2000	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Classic at West Palm Beach	West Palm Beach	FL	25,826	3,758	33,072	—	3,758	33,072	36,830	11,068	25,762	1990	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	987	2,251	1997	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	1,822	4,165	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	2,020	4,836	1997	2005	35 years
The Hallmark	Chicago	IL	—	11,057	107,517	3,266	11,057	110,783	121,840	35,120	86,720	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	8,957	20,783	1950	2005	35 years
The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	20,162	46,874	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	13,880	34,136	1987	2005	35 years
The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	23,523	54,830	1990	2005	35 years
Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	11,557	30,193	1999	2004	35 years
Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	12,087	27,396	1987	2005	35 years
The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	3,365	7,823	1999	2005	35 years
Sterling House of Evansville	Evansville	IN	3,620	357	3,765	—	357	3,765	4,122	1,236	2,886	1998	2005	35 years
Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	3,831	8,964	1986	2005	35 years
Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,172	2,605	1998	2005	35 years
Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,198	2,579	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,354	3,265	1998	2005	35 years
Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	358	4,504	1994	2011	35 years
Clare Bridge of Leawood	Leawood	KS	3,687	117	5,127	—	117	5,127	5,244	1,683	3,561	2000	2005	35 years
Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	461	5,496	1996	2011	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	4,937	370	6,825	—	370	6,825	7,195	2,241	4,954	2000	2005	35 years
Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	216	2,528	1994	2011	35 years
River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	18,991	44,972	1986	2005	35 years
Woven Hearts of Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	283	5,609	1997	2011	35 years
Clare Bridge of Delta Charter	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	890	11,311	1998	2011	35 years
Woven Hearts of Delta Charter	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	361	3,772	1998	2011	35 years
Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	917	10,160	1994	2011	35 years
Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	929	10,017	1994	2011	35 years
Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	540	6,934	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Clare Bridge of Grand Blanc I	Holly	MI	—	450	12,373	—	450	12,373	12,823	965	11,858	1998	2011	35 years
Wynwood of Grand Blanc II	Holly	MI	—	620	14,627	—	620	14,627	15,247	1,155	14,092	1998	2011	35 years
Wynwood of Northville	Northville	MI	7,261	407	6,068	—	407	6,068	6,475	1,992	4,483	1996	2005	35 years
Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	1,320	16,488	1998	2011	35 years
Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	1,036	12,417	1998	2011	35 years
Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	3,876	9,074	1996	2005	35 years
Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	717	8,640	1995	2011	35 years
Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	550	1,275	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	2,045	4,484	1998	2005	35 years
Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	111	1,504	1997	2011	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,857	253	2,655	—	253	2,655	2,908	872	2,036	1997	2005	35 years
Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	81	819	1996	2011	35 years
Edina Park Plaza	Minneapolis	MN	15,392	3,621	33,141	—	3,621	33,141	36,762	10,977	25,785	1998	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	2,723	6,630	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	2,848	6,506	1998	2005	35 years
Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	263	3,395	1997	2011	35 years
Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	379	4,924	1997	2011	35 years
Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	223	1,967	1997	2011	35 years
Wellington Place of Greenville	Greenville	MS	—	600	1,522	—	600	1,522	2,122	184	1,938	1999	2011	35 years
Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,123	5,067	1997	2005	35 years
Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	854	10,457	1997	2011	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,148	2,717	1997	2005	35 years
Brendenwood	Voorhees Township	NJ	17,989	3,158	29,909	—	3,158	29,909	33,067	9,819	23,248	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,557	4,065	1997	2005	35 years
Sterling House of Deptford	Woodbury	NJ	—	1,190	5,482	—	1,190	5,482	6,672	475	6,197	1998	2011	35 years
Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	8,970	19,208	1986	2005	35 years
Westwood Assisted Living	Sparks	NV	—	1,040	7,376	—	1,040	7,376	8,416	713	7,703	1991	2011	35 years
Westwood Active Retirement	Sparks	NV	—	1,520	9,280	—	1,520	9,280	10,800	948	9,852	1993	2011	35 years
Wynwood of Kenmore	Buffalo	NY	13,538	1,487	15,170	—	1,487	15,170	16,657	4,980	11,677	1995	2005	35 years
Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	2,471	6,004	1991	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	2,150	26,977	1994	2011	35 years
Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,335	3,342	1997	2005	35 years
The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	3,220	7,409	1988	2005	35 years
Clare Bridge of Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	2,735	6,619	1997	2005	35 years
Wynwood of Niskayuna	Schenectady	NY	17,013	1,884	16,103	—	1,884	16,103	17,987	5,286	12,701	1996	2005	35 years
Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	3,754	8,812	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	6,999	839	3,841	—	839	3,841	4,680	1,261	3,419	1997	2005	35 years
Sterling House of Alliance	Alliance	OH	2,302	392	6,283	—	392	6,283	6,675	2,063	4,612	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,013	2,225	1999	2005	35 years
Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	847	10,477	1997	2011	35 years
Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	1,767	4,201	1998	2005	35 years
Sterling House of Englewood (OH)	Clayton	OH	—	630	6,477	—	630	6,477	7,107	532	6,575	1997	2011	35 years
Sterling House of Westerville	Columbus	OH	1,883	267	3,600	—	267	3,600	3,867	1,182	2,685	1999	2005	35 years
Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	401	4,233	1997	2011	35 years
Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	403	4,719	1998	2011	35 years
Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	308	3,618	1998	2011	35 years
Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,529	3,764	1998	2005	35 years
Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	722	9,552	1997	2011	35 years
Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	806	9,973	1997	2011	35 years
Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	152	1,737	1994	2011	35 years
Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	507	13,155	1996	2011	35 years
Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	840	11,113	1994	2011	35 years
The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	793	10,710	1988	2011	35 years
McMinnville Residential Estates	McMinnville	OR	1,973	1,230	7,561	—	1,230	7,561	8,791	732	8,059	1989	2011	35 years
Homewood Residence at Deane Hill	Knoxville	TN	—	1,150	15,705	—	1,150	15,705	16,855	1,317	15,538	2001	2011	35 years
Wellington Place at Newport	Newport	TN	—	820	4,046	—	820	4,046	4,866	370	4,496	2000	2011	35 years
Trinity Towers	Corpus Christi	TX	—	1,920	71,661	—	1,920	71,661	73,581	5,578	68,003	1985	2011	35 years
Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	538	7,924	1996	2011	35 years
Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	289	3,455	1996	2011	35 years
Broadway Plaza at Westover Hill	Fort Worth	TX	—	1,660	25,703	—	1,660	25,703	27,363	1,997	25,366	2001	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hampton at Pinegate	Houston	TX	—	3,440	15,913	—	3,440	15,913	19,353	1,307	18,046	1998	2011	35 years
Hampton at Shadowlake	Houston	TX	—	2,520	13,770	—	2,520	13,770	16,290	1,153	15,137	1999	2011	35 years
Hampton at Spring Shadow	Houston	TX	—	1,250	15,760	—	1,250	15,760	17,010	1,253	15,757	1999	2011	35 years
Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	667	8,341	1997	2011	35 years
Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	164	1,724	1997	2011	35 years
Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	231	2,540	1996	2011	35 years
Hampton at Pearland	Pearland	TX	—	1,250	12,869	—	1,250	12,869	14,119	1,072	13,047	1998	2011	35 years
Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	796	10,655	1997	2011	35 years
Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	428	4,983	1997	2011	35 years
Clare Bridge of Lynwood	Lynnwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	3,143	7,649	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	9,867	1,055	8,298	—	1,055	8,298	9,353	2,724	6,629	1998	2005	35 years
Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	1,867	22,363	1990	2011	35 years
Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	4,439	10,078	1915	2005	35 years
Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	1,254	15,552	1997	2011	35 years
Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	419	4,617	1988	2011	35 years
Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	1,221	14,915	1998	2011	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	526	1,273	2000	2005	35 years
Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	2,208	6,546	2000	2005	35 years
Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	157	2,167	1997	2011	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,505	4,298	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	2,320	6,792	1998	2005	35 years
Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	397	5,004	1997	2011	35 years
Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	108	1,262	1996	2011	35 years
Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	387	4,812	1995	2011	35 years
Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	172	1,892	1996	2011	35 years
Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	115	1,366	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			216,170	188,370	1,854,131	20,362	189,303	1,873,560	2,062,863	437,527	1,625,336
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	129	4,344	14,584	18,928	883	18,045	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	368	2,255	27,917	30,172	5,738	24,434	2007	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of River Road	Tucson	AZ	—	2,971	12,399	26	2,971	12,425	15,396	688	14,708	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	13,213	11,759	37,424	(2,644)	11,001	35,538	46,539	7,239	39,300	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	311	6,665	32,232	38,897	7,114	31,783	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	12,559	8,332	29,970	(1,966)	7,808	28,528	36,336	5,946	30,390	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	847	4,920	21,407	26,327	5,014	21,313	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	27	1,269	14,625	15,894	853	15,041	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	10,799	1,456	23,679	1,458	2,190	24,403	26,593	5,346	21,247	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	897	3,821	25,438	29,259	5,620	23,639	1998	2007	35 years
Sunrise of Pacific Palisades	Pacific Palisades	CA	7,592	4,458	17,064	765	4,461	17,826	22,287	4,122	18,165	2001	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	753	5,515	20,382	25,897	4,593	21,304	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	561	1,409	24,095	25,504	5,013	20,491	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,124	2,686	36,455	39,141	7,448	31,693	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	604	2,948	34,950	37,898	7,226	30,672	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	17,043	3,868	29,293	3,561	3,966	32,756	36,722	7,170	29,552	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	594	4,947	31,304	36,251	6,484	29,767	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	850	1,714	26,065	27,779	5,350	22,429	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	749	1,702	29,038	30,740	6,144	24,596	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	1,269	1,431	32,140	33,571	7,059	26,512	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	10,727	1,813	22,183	1,032	1,846	23,182	25,028	5,128	19,900	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	7,679	2,649	16,243	891	2,686	17,097	19,783	3,880	15,903	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	1,200	4,629	29,716	34,345	6,584	27,761	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	27	2,392	17,696	20,088	1,044	19,044	2009	2012	35 years
Sunrise of Ivey Ridge	Alpharetta	GA	5,233	1,507	18,516	720	1,513	19,230	20,743	4,384	16,359	1998	2007	35 years
Sunrise of Huntcliff I	Atlanta	GA	31,200	4,232	66,161	11,031	4,226	77,198	81,424	14,368	67,056	1987	2007	35 years
Sunrise of Huntcliff II	Atlanta	GA	5,025	2,154	17,137	1,543	2,154	18,680	20,834	3,932	16,902	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	9,640	1,797	23,420	1,098	1,799	24,516	26,315	5,253	21,062	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	45	859	15,130	15,989	890	15,099	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	1,112	1,311	39,713	41,024	8,283	32,741	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	781	2,251	28,705	30,956	6,221	24,735	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	463	3,504	27,131	30,635	5,498	25,137	2003	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	947	2,475	34,991	37,466	7,585	29,881	2000	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	1,733	1,977	30,240	32,217	6,547	25,670	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	19,271	2,363	42,205	747	2,369	42,946	45,315	9,102	36,213	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	1,294	5,612	40,772	46,384	8,403	37,981	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	19,057	1,454	60,738	1,860	2,039	62,013	64,052	11,175	52,877	2000	2007	35 years
Sunrise of Old Meridian	Carmel	IN	—	8,550	31,746	18	8,550	31,764	40,314	1,862	38,452	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	113	719	16,446	17,165	875	16,290	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	41	650	11,056	11,706	659	11,047	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	8,237	1,212	23,547	902	1,236	24,425	25,661	5,191	20,470	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	17,645	86	34,393	696	107	35,068	35,175	7,614	27,561	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	1,313	2,258	32,253	34,511	6,640	27,871	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	1,535	1,855	24,543	26,398	5,166	21,232	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	767	1,066	39,956	41,022	8,029	32,993	1997	2007	35 years
Sunrise of North Ann Arbor	Ann Arbor	MI	—	1,703	15,857	819	1,673	16,706	18,379	3,710	14,669	2000	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,418	3,742	29,069	32,811	6,076	26,735	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	55	1,273	21,837	23,110	1,225	21,885	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	873	1,466	26,942	28,408	5,846	22,562	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	711	2,778	39,373	42,151	8,324	33,827	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	501	1,833	24,153	25,986	5,299	20,687	2001	2007	35 years
Sunrise of Edina	Edina	MN	9,102	3,181	24,224	1,861	3,212	26,054	29,266	5,660	23,606	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	929	1,988	20,389	22,377	4,477	17,900	1999	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	3,415	758	40,497	41,255	7,947	33,308	2000	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	1,344	2,813	27,488	30,301	6,126	24,175	1999	2007	35 years
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	93	4,014	15,117	19,131	917	18,214	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	18,762	1,492	32,052	1,246	1,510	33,280	34,790	6,921	27,869	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	17,424	2,985	36,795	1,228	2,998	38,010	41,008	7,782	33,226	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	9,757	1,053	19,101	538	1,063	19,629	20,692	4,381	16,311	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	13,841	1,288	24,990	1,193	1,300	26,171	27,471	5,569	21,902	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	18,341	5,057	23,803	1,174	5,068	24,966	30,034	5,353	24,681	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	839	3,502	31,631	35,133	7,027	28,106	2000	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	1,273	4,700	39,282	43,982	8,718	35,264	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	1,381	4,398	29,798	34,196	6,487	27,709	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	838	1,908	28,159	30,067	6,083	23,984	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	13,150	2,853	25,621	1,416	3,038	26,852	29,890	6,356	23,534	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	(58)	7,284	23,805	31,089	6,476	24,613	2006	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	808	720	17,424	18,144	3,695	14,449	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	668	631	10,902	11,533	2,438	9,095	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(1,923)	1,476	34,284	35,760	7,125	28,635	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	422	1,190	24,853	26,043	5,107	20,936	2001	2007	35 years
Sunrise of Unionville	Markham	ON	13,395	2,322	41,140	(1,853)	2,213	39,396	41,609	8,011	33,598	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	11,722	3,554	33,631	(1,716)	3,370	32,099	35,469	6,602	28,867	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(1,291)	1,834	25,852	27,686	5,704	21,982	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	660	2,756	38,146	40,902	7,751	33,151	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	11,042	2,155	41,254	(2,053)	2,024	39,332	41,356	7,902	33,454	2002	2007	35 years
Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	(465)	1,365	58,246	59,611	10,695	48,916	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	433	1,836	21,292	23,128	4,472	18,656	2001	2007	35 years
Sunrise of Abington	Abington	PA	23,570	1,838	53,660	2,523	1,875	56,146	58,021	11,484	46,537	1997	2007	35 years
Sunrise of Haverford	Ardmore	PA	7,395	941	25,872	1,137	962	26,988	27,950	5,627	22,323	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	1,506	1,814	25,377	27,191	5,635	21,556	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	1,064	1,151	18,801	19,952	4,198	15,754	2000	2007	35 years
Sunrise at Granite Run	Media	PA	11,381	1,272	31,781	1,507	1,335	33,225	34,560	6,774	27,786	1997	2007	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	987	1,566	23,964	25,530	5,594	19,936	1999	2007	35 years
Sunrise of Lower Makefield	Yardley	PA	—	3,165	21,337	41	3,165	21,378	24,543	1,257	23,286	2008	2012	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	413	2,624	28,085	30,709	5,953	24,756	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	45	2,024	18,632	20,656	1,079	19,577	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	49	2,535	14,584	17,119	761	16,358	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	45	2,524	21,633	24,157	1,234	22,923	2007	2012	35 years
Sunrise of Holladay	Holladay	UT	—	2,542	44,771	154	2,542	44,925	47,467	2,539	44,928	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	(103)	2,612	22,848	25,460	4,955	20,505	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	5,357	88	14,811	1,221	158	15,962	16,120	3,923	12,197	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,021	1,148	18,439	19,587	4,171	15,416	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Bon Air	Richmond	VA	—	2,047	22,079	32	2,047	22,111	24,158	1,311	22,847	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	8,468	4,440	18,834	1,201	4,454	20,021	24,475	4,367	20,108	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			387,627	254,131	2,599,161	71,812	254,376	2,670,728	2,925,104	516,487	2,408,617
ATRIA SENIORS HOUSING COMMUNITIES
Atria Regency	Mobile	AL	—	950	11,897	594	950	12,491	13,441	1,418	12,023	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	7,821	3,650	8,450	676	3,665	9,111	12,776	1,424	11,352	1988	2011	35 years
Atria Campana Del Rio	Tucson	AZ	—	5,861	37,284	560	5,892	37,813	43,705	4,142	39,563	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	192	1,709	252	1,961	90	1,871	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	18,681	3,010	30,969	320	3,010	31,289	34,299	3,031	31,268	1964	2011	35 years
Atria Burlingame	Burlingame	CA	7,422	2,494	12,373	464	2,501	12,830	15,331	1,326	14,005	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	321	4,508	28,749	33,257	2,724	30,533	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	19,284	2,118	49,694	—	2,118	49,694	51,812	628	51,184	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	1,164	6,971	33,441	40,412	3,305	37,107	1984	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	315	176	4,440	4,616	581	4,035	1977	2011	35 years
Atria Daly City	Daly City	CA	7,550	3,090	13,448	392	3,090	13,840	16,930	1,381	15,549	1975	2011	35 years
Atria Covell Gardens	Davis	CA	19,369	2,163	39,657	4,076	2,254	43,642	45,896	4,134	41,762	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	465	5,891	9,666	15,557	1,104	14,453	1984	2011	35 years
Atria Grass Valley	Grass Valley	CA	12,026	1,965	28,414	—	1,965	28,414	30,379	453	29,926	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	592	6,905	24,131	31,036	2,582	28,454	1985	2011	35 years
Atria Woodbridge	Irvine	CA	—	—	5	1,074	—	1,079	1,079	19	1,060	1997	2012	35 years
Atria Lafayette	Lafayette	CA	20,249	5,679	56,922	—	5,679	56,922	62,601	694	61,907	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	833	3,502	13,289	16,791	1,259	15,532	1985	2011	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	314	5,817	25,012	30,829	2,381	28,448	1978	2011	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	771	3,097	10,404	13,501	1,824	11,677	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	1,562	6,797	87,345	94,142	7,517	86,625	1989	2011	35 years
Atria Paradise	Paradise	CA	5,488	2,265	28,262	—	2,265	28,262	30,527	351	30,176	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	4,280	3,444	21,553	24,997	2,594	22,403	1987	2011	35 years
Atria Collwood	San Diego	CA	—	290	10,650	302	314	10,928	11,242	1,252	9,990	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	749	4,103	15,018	19,121	1,776	17,345	1975	2011	35 years
Atria Chateau Gardens	San Jose	CA	—	39	487	271	39	758	797	322	475	1977	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Willow Glen	San Jose	CA	—	8,521	43,168	1,617	8,526	44,780	53,306	3,147	50,159	1976	2011	35 years
Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	7,695	5,305	36,936	42,241	4,116	38,125	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	488	5,251	16,433	21,684	1,678	20,006	1986	2011	35 years
Atria Bayside Landing	Stockton	CA	—	—	467	301	—	768	768	308	460	1998	2011	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	1,077	6,211	31,054	37,265	2,894	34,371	1977	2011	35 years
Atria Tarzana	Tarzana	CA	—	960	47,547	—	960	47,547	48,507	426	48,081	2008	2013	35 years
Atria Vintage Hills	Temecula	CA	13,018	4,674	44,341	—	4,674	44,341	49,015	700	48,315	2000	2013	35 years
Atria Grand Oaks	Thousand Oaks	CA	22,350	5,994	50,309	—	5,994	50,309	56,303	795	55,508	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	8,879	6,393	34,141	40,534	2,826	37,708	1987	2011	35 years
Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	897	6,910	16,694	23,604	2,050	21,554	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	18,145	7,139	53,914	473	7,147	54,379	61,526	7,470	54,056	1977	2011	35 years
Atria Applewood	Lakewood	CO	—	3,656	48,657	—	3,656	48,657	52,313	936	51,377	2008	2013	35 years
Atria Inn at Lakewood	Lakewood	CO	22,260	6,281	50,095	338	6,281	50,433	56,714	4,417	52,297	1999	2011	35 years
Atria Vistas in Longmont	Longmont	CO	—	2,807	24,877	150	2,807	25,027	27,834	1,515	26,319	2009	2012	35 years
Atria Darien	Darien	CT	20,447	653	37,587	2,060	824	39,476	40,300	3,637	36,663	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	668	1,865	16,751	18,616	1,817	16,799	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	925	2,191	33,457	35,648	3,031	32,617	1998	2011	35 years
Atria Stamford	Stamford	CT	38,046	1,200	62,432	3,006	1,242	65,396	66,638	5,954	60,684	1975	2011	35 years
Atria Stratford	Stratford	CT	15,474	3,210	27,865	645	3,210	28,510	31,720	2,865	28,855	1999	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	1,112	2,401	37,607	40,008	3,359	36,649	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	1,477	3,151	16,120	19,271	2,003	17,268	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	559	1,612	32,989	34,601	3,485	31,116	1988	2011	35 years
Atria Baypoint Village	Hudson	FL	16,361	2,083	28,841	829	2,094	29,659	31,753	3,382	28,371	1986	2011	35 years
Atria San Pablo	Jacksonville	FL	5,781	1,620	14,920	283	1,636	15,187	16,823	1,437	15,386	1999	2011	35 years
Atria at St. Joseph's	Jupiter	FL	16,400	5,520	30,720	—	5,520	30,720	36,240	401	35,839	2007	2013	35 years
Atria Meridian	Lake Worth	FL	—	—	10	329	—	339	339	34	305	1986	2012	35 years
Atria Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	1,641	3,589	34,227	37,816	2,761	35,055	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	1,967	2,406	30,302	32,708	3,337	29,371	1981	2011	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	295	3,672	5,557	9,229	795	8,434	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	—	1,911	18,879	20,790	360	20,430	2000	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Johnson Ferry	Marietta	GA	—	990	6,453	136	990	6,589	7,579	747	6,832	1995	2011	35 years
Atria Tucker	Tucker	GA	—	1,103	20,679	—	1,103	20,679	21,782	388	21,394	2000	2013	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	256	1,150	23,136	24,286	2,153	22,133	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	470	1,167	20,997	22,164	2,092	20,072	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	713	1,230	29,092	30,322	3,091	27,231	1987	2011	35 years
Atria Highland Crossing	Covington	KY	11,299	1,677	14,393	618	1,680	15,008	16,688	1,813	14,875	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	6,212	1,780	15,769	524	1,784	16,289	18,073	1,686	16,387	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	233	869	12,724	13,593	1,242	12,351	1996	2011	35 years
Atria St. Matthews	Louisville	KY	7,521	939	9,274	454	939	9,728	10,667	1,347	9,320	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	303	1,888	17,836	19,724	1,839	17,885	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	352	1,410	17,054	18,464	1,757	16,707	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	1,734	1,834	36,323	38,157	3,259	34,898	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	22,944	5,310	58,021	757	5,310	58,778	64,088	5,054	59,034	1998	2011	35 years
Atria Fairhaven (Alden)	Fairhaven	MA	—	1,100	16,093	421	1,100	16,514	17,614	1,531	16,083	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	30,000	4,630	—	32,388	6,254	30,764	37,018	544	36,474	2013	2011	CIP
Atria Woodbriar	Falmouth	MA	—	1,970	43,693	1,640	1,974	45,329	47,303	3,774	43,529	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	583	1,154	18,363	19,517	1,744	17,773	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	800	2,800	41,419	44,219	3,558	40,661	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	818	2,605	34,702	37,307	3,258	34,049	1999	2011	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	701	4,450	19,444	23,894	1,858	22,036	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	224	1,940	24,724	26,664	2,206	24,458	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	402	1,092	23,896	24,988	2,269	22,719	1998	2011	35 years
Atria Kinghaven	Riverview	MI	14,003	1,440	26,260	529	1,496	26,733	28,229	2,807	25,422	1987	2011	35 years
Atria Shorehaven	Sterling Heights	MI	—	—	8	457	—	465	465	24	441	1989	2012	35 years
Atria Merrywood	Charlotte	NC	—	1,678	36,892	652	1,678	37,544	39,222	3,888	35,334	1991	2011	35 years
Atria Southpoint	Durham	NC	17,250	2,130	25,920	—	2,130	25,920	28,050	506	27,544	2009	2013	35 years
Atria Oakridge	Raleigh	NC	16,000	1,482	28,838	—	1,482	28,838	30,320	557	29,763	2009	2013	35 years
Atria Cranford	Cranford	NJ	26,922	8,260	61,411	2,092	8,310	63,453	71,763	5,771	65,992	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	644	6,584	13,898	20,482	1,696	18,786	1999	2011	35 years
Atria Vista del Rio	Albuquerque	NM	—	—	36	332	27	341	368	24	344	1997	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Sunlake	Las Vegas	NV	—	7	732	301	7	1,033	1,040	494	546	1998	2011	35 years
Atria Sutton	Las Vegas	NV	—	—	863	448	23	1,288	1,311	581	730	1998	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	379	—	1,175	1,175	512	663	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	143	4	550	554	276	278	1997	2011	35 years
Atria Shaker	Albany	NY	12,452	1,520	29,667	437	1,626	29,998	31,624	2,836	28,788	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	314	1,080	20,913	21,993	2,057	19,936	1980	2011	35 years
Atria Woodlands	Ardsley	NY	47,277	7,660	65,581	686	7,682	66,245	73,927	6,028	67,899	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	732	4,448	32,707	37,155	3,044	34,111	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	14,381	6,560	33,885	1,159	6,585	35,019	41,604	3,264	38,340	1997	2011	35 years
Atria Riverdale	Bronx	NY	22,076	1,020	24,149	3,239	1,035	27,373	28,408	2,667	25,741	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	—	1,201	24,850	26,051	—	26,051	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	1,219	9,960	35,686	45,646	3,430	42,216	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	714	2,049	25,890	27,939	4,561	23,378	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	397	3,390	54,448	57,838	4,723	53,115	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	35,532	2,750	47,919	485	2,756	48,398	51,154	4,369	46,785	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	928	8,207	2,080	10,287	703	9,584	1987	2011	35 years
Atria Hertlin House	Lake Ronkonkoma	NY	—	7,886	16,391	303	7,886	16,694	24,580	620	23,960	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	402	3,147	5,889	9,036	925	8,111	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	26,195	4,120	37,348	319	4,142	37,645	41,787	3,354	38,433	2005	2011	35 years
Atria 86th Street	New York	NY	—	80	73,685	2,828	122	76,471	76,593	7,067	69,526	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	2,049	8,141	65,120	73,261	6,280	66,981	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	366	622	22,400	23,022	2,140	20,882	1972	2011	35 years
Atria Plainview	Plainview	NY	13,740	2,480	16,060	477	2,492	16,525	19,017	1,666	17,351	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	44,418	9,660	74,936	569	9,665	75,500	85,165	6,739	78,426	2004	2011	35 years
Atria Kew Gardens	Queens	NY	28,453	3,051	66,013	2,012	3,051	68,025	71,076	5,742	65,334	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	287	2,050	16,967	19,017	1,699	17,318	2001	2011	35 years
Atria Greece	Rochester	NY	—	410	14,967	460	412	15,425	15,837	1,505	14,332	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	667	12,909	73,387	86,296	6,409	79,887	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	206	1,171	22,619	23,790	2,115	21,675	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	579	8,770	14,793	23,563	2,162	21,401	1967	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Northgate Park	Cincinnati	OH	—	—	—	201	—	201	201	20	181	1985	2012	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	305	2,479	23,175	25,654	2,395	23,259	1998	2011	35 years
Atria Center City	Philadelphia	PA	23,770	3,460	18,291	1,288	3,460	19,579	23,039	2,113	20,926	1964	2011	35 years
Atria Woodbridge Place	Phoenixville	PA	11,756	1,510	19,130	252	1,510	19,382	20,892	1,944	18,948	1996	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	257	895	11,126	12,021	1,323	10,698	1998	2011	35 years
Atria Bay Spring Village	Barrington	RI	13,383	2,000	33,400	1,667	2,066	35,001	37,067	3,621	33,446	2000	2011	35 years
Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	552	2,113	22,230	24,343	2,064	22,279	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	246	1,464	12,908	14,372	1,458	12,914	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	320	2,810	31,943	34,753	2,738	32,015	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	190	680	14,126	14,806	1,365	13,441	1999	2011	35 years
Atria Weston Place	Knoxville	TN	9,864	793	7,961	356	800	8,310	9,110	1,006	8,104	1993	2011	35 years
Atria Village at Arboretum	Austin	TX	—	8,280	61,764	185	8,292	61,937	70,229	2,272	67,957	2009	2012	35 years
Atria Collier Park	Beaumont	TX	—	—	—	358	2	356	358	34	324	1996	2012	35 years
Atria Carrollton	Carrollton	TX	7,458	360	20,465	476	364	20,937	21,301	2,029	19,272	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	177	2,070	23,281	25,351	2,226	23,125	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	213	2,318	22,491	24,809	2,209	22,600	1999	2011	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	110	1,173	4,625	5,798	642	5,156	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	—	1,932	30,382	32,314	590	31,724	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	—	3,110	45,999	49,109	887	48,222	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	317	1,590	23,979	25,569	2,265	23,304	1998	2011	35 years
Atria Cypresswood	Spring	TX	9,372	880	9,192	123	880	9,315	10,195	995	9,200	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	478	971	18,019	18,990	1,697	17,293	1999	2011	35 years
Atria Copeland	Tyler	TX	10,158	1,879	17,901	257	1,879	18,158	20,037	1,835	18,202	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	419	920	31,690	32,610	3,230	29,380	1985	2011	35 years
Atria Sandy	Sandy	UT	—	3,356	18,805	698	3,480	19,379	22,859	2,333	20,526	1986	2011	35 years
Atria Virginia Beach (Hilltop)	Virginia Beach	VA	—	1,749	33,004	341	1,749	33,345	35,094	3,224	31,870	1998	2011	35 years
Other Projects			—	—	1,662	—	—	1,662	1,662	—	1,662	CIP	CIP	CIP
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			868,883	419,260	3,647,066	140,122	424,171	3,782,277	4,206,448	317,214	3,889,234

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	392	1,046	19,531	20,577	1,565	19,012	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	399	1,720	11,669	13,389	1,012	12,377	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	367	1,020	10,608	11,628	933	10,695	2000	2011	35 years
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	1,121	4,575	1999	2006	35 years
Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	335	4,383	1998	2011	35 years
Four Season	Benton	AR	—	330	1,462	—	330	1,462	1,792	161	1,631	1990	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	—	1,326	10,904	12,230	2,702	9,528	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	1,556	7,297	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	1,837	7,338	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	1,166	5,847	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	—	9,066	3,094	8,882	11,976	651	11,325	2011	2011	35 years
Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	3,718	12,606	1986	2005	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	319	6,489	2012	2012	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	1,503	13,911	1999	2011	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	712	1,090	13,654	14,744	1,131	13,613	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	368	1,940	5,563	7,503	552	6,951	1999	2011	35 years
Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	2,286	8,086	1977	2005	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	1,416	17,591	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	6,239	25,990	1987	2006	35 years
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	857	9,922	1989	2011	35 years
Emeritus at Barrington Court	Danville	CA	—	360	4,640	—	360	4,640	5,000	1,076	3,924	1999	2006	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	6,682	28,741	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	479	5,849	1997	2011	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,249	7,283	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	12,152	56,301	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	367	46,252	1990	2013	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	3,163	13,375	1974	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	108	15,329	1986	2013	35 years
Villa de Palma	Placentia	CA	—	1,260	10,174	—	1,260	10,174	11,434	922	10,512	1982	2011	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	303	37,499	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	536	9,901	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	196	24,447	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	1,776	21,547	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,406	7,576	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	873	9,821	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	—	2,660	9,560	12,220	851	11,369	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	—	1,219	12,426	13,645	3,069	10,576	1977	2005	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	331	7,553	2006	2012	35 years
Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	3,494	10,912	1986	2005	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	278	37,763	2005	2013	35 years
Vista Village	Vista	CA	—	1,630	5,640	61	1,630	5,701	7,331	580	6,751	1980	2011	35 years
Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	4,470	24,088	1982	2006	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	—	1,700	11,514	13,214	944	12,270	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	222	28,720	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	646	13,644	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	699	8,142	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	242	2,823	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	177	22,266	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	183	22,909	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(3,501)	950	10,068	11,018	878	10,140	1979	2011	35 years
Gardenside Terrace	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	2,543	35,975	1999	2011	35 years
Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	3,402	42,530	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	289	36,802	2007	2013	35 years
Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	3,581	11,288	1999	2004	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	707	8,020	1988	2011	35 years
Emeritus at Bonita Springs	Bonita Springs	FL	9,155	1,540	10,783	—	1,540	10,783	12,323	3,481	8,842	1989	2005	35 years
Emeritus at Boynton Beach	Boynton Beach	FL	14,030	2,317	16,218	—	2,317	16,218	18,535	5,051	13,484	1999	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	487	5,845	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	1,039	14,118	1999	2011	35 years
Emeritus at Deer Creek	Deerfield Beach	FL	—	1,399	9,791	—	1,399	9,791	11,190	3,409	7,781	1999	2005	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	467	5,602	1999	2011	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	—	3,660	9,122	12,782	924	11,858	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	1,209	5,151	1998	2006	35 years
Emeritus at Jensen Beach	Jensen Beach	FL	12,590	1,831	12,820	—	1,831	12,820	14,651	4,123	10,528	1999	2005	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	530	6,583	1999	2011	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	5,810	80,687	N/A	2011	35 years
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	715	8,742	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	—	790	5,605	6,395	512	5,883	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	250	30,743	2009	2013	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	—	2,230	2,362	4,592	322	4,270	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	436	5,154	1999	2011	35 years
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	—	2,430	17,745	20,175	1,524	18,651	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	—	640	8,013	8,653	641	8,012	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	1,196	16,854	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	527	5,410	21,471	26,881	1,755	25,126	2001	2011	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	—	530	10,262	10,792	858	9,934	1997	2011	35 years
Elmcroft of Mt. Zion	Jonesboro	GA	—	1,140	15,447	466	1,142	15,911	17,053	1,335	15,718	2000	2011	35 years
Elmcroft of Milford Chase	Marietta	GA	—	3,350	7,431	470	3,350	7,901	11,251	789	10,462	2000	2011	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	1,256	5,916	1997	2007	35 years
Crownpointe of Carmel	Carmel	IN	—	1,110	1,933	—	1,110	1,933	3,043	231	2,812	1998	2011	35 years
Azalea Hills	Floyds Knobs	IN	—	2,370	8,708	—	2,370	8,708	11,078	739	10,339	2008	2011	35 years
Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	—	1,315	18,185	19,500	4,335	15,165	1987	2005	35 years
Crown Pointe Senior Living Community	Greensburg	IN	—	420	1,764	—	420	1,764	2,184	188	1,996	1999	2011	35 years
Summit West	Indianapolis	IN	—	1,240	7,922	—	1,240	7,922	9,162	709	8,453	1998	2011	35 years
The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,506	5,434	1985	2005	35 years
Lakeview Commons Assisted Living	Monticello	IN	—	250	5,263	—	250	5,263	5,513	420	5,093	1999	2011	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	2,083	9,379	1998	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	427	4,978	1990	2011	35 years
Drury Place at Alvamar	Lawrence	KS	—	1,700	9,156	—	1,700	9,156	10,856	794	10,062	1995	2011	35 years
Drury Place at Salina	Salina	KS	—	1,300	1,738	—	1,300	1,738	3,038	248	2,790	1989	2011	35 years
Drury Place Retirement Apartments	Topeka	KS	—	390	6,217	—	390	6,217	6,607	531	6,076	1986	2011	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	200	25,197	2001	2013	35 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	1,852	4,022	1997	2004	30 years
Emeritus at Farm Pond	Framingham	MA	—	5,819	33,361	—	5,819	33,361	39,180	8,908	30,272	1999	2004	35 years
Emeritus at Cape Cod (WhiteHall)	Hyannis	MA	6,481	1,277	9,063	—	1,277	9,063	10,340	2,338	8,002	1999	2005	35 years
Wingate at Silver Lake	Kingston	MA	—	3,330	20,624	—	3,330	20,624	23,954	1,873	22,081	1996	2011	35 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	260	32,696	1998	2013	35 years
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	—	2,010	1,293	3,303	226	3,077	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	—	1,400	26,895	28,295	2,313	25,982	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,360	34,619	35,979	2,564	33,415	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	257	32,085	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	380	46,639	2000	2013	35 years
Sentry Hill	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	1,594	21,765	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	2,285	320	32,652	334	371	32,935	33,306	2,537	30,769	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	7,289	1,956	18,122	—	1,956	18,122	20,078	836	19,242	1989	2012	35 years
Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	416	510	14,392	14,902	1,253	13,649	2001	2011	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	—	2,540	11,707	14,247	917	13,330	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	—	6,190	8,296	14,486	747	13,739	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	—	1,860	8,920	10,780	765	10,015	1999	2011	35 years
Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	4,274	9,287	2000	2006	35 years
Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,737	3,802	1981	2006	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	208	25,523	2002	2013	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	812	10,832	2011	2011	35 years
Springs at Missoula	Missoula	MT	16,608	1,975	34,390	—	1,975	34,390	36,365	1,370	34,995	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	1,223	14,827	1998	2011	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	1,040	4,287	1997	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	1,464	17,291	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	1,209	15,581	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	670	8,912	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	1,551	19,653	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	229	28,078	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	1,190	14,285	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	10,123	1,989	18,648	—	1,989	18,648	20,637	878	19,759	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	735	3,041	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	1,950	24,656	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	1,235	14,896	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	1,153	10,809	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	883	10,803	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	—	1,210	9,768	10,978	792	10,186	1994	2011	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	2,976	10,290	1985	2005	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	253	31,427	2009	2013	35 years
Brandywine at Brick	Brick	NJ	—	1,490	16,747	—	1,490	16,747	18,237	3,147	15,090	1999	2011	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	302	37,800	1997	2013	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	343	1,165	26,855	28,020	2,077	25,943	1998	2011	35 years
Cottonbloom Assisted Living	Las Cruces	NM	—	153	897	370	153	1,267	1,420	207	1,213	1996	2009	35 years
Peachtree Village Retirement Community	Roswell	NM	—	161	2,161	666	161	2,827	2,988	389	2,599	1999	2010	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	—	3,498	19,097	22,595	4,941	17,654	1988	2005	35 years
Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	1,956	22,416	1994	2011	35 years
Emeritus at Lakeview	Columbus	OH	—	770	11,220	—	770	11,220	11,990	936	11,054	1998	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	690	3,168	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	1,632	6,859	1998	2006	35 years
Emeritus at Camelot Place	Medina	OH	—	340	21,566	—	340	21,566	21,906	1,698	20,208	1995	2011	35 years
Emeritus at Medina	Medina	OH	—	1,110	24,700	—	1,110	24,700	25,810	1,918	23,892	2000	2011	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	2,004	8,445	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	2,582	11,264	1998	2006	35 years
Emeritus at Hillenvale	Mount Vernon	OH	—	1,100	12,493	—	1,100	12,493	13,593	1,031	12,562	2001	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Sagamore Hills	Northfield	OH	—	980	12,604	—	980	12,604	13,584	2,581	11,003	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	434	557	15,838	16,395	1,330	15,065	2000	2011	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	574	2,880	1999	2006	35 years
Emeritus at North Hills	Zanesville	OH	—	1,560	11,067	—	1,560	11,067	12,627	944	11,683	1996	2011	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	120	3,839	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	250	7,719	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	102	3,364	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	304	9,373	2004	2012	35 years
Elmcroft of Quail Springs	Oklahoma City	OK	—	500	16,632	290	500	16,922	17,422	1,396	16,026	1999	2011	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	698	15,563	1999	2012	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	131	17,701	1977	2013	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	301	4,400	8,654	13,054	791	12,263	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	35,992	4,689	55,035	—	4,689	55,035	59,724	1,264	58,460	2009	2013	35 years
Avamere court at Keizer	Keizer	OR	—	1,260	30,183	(6)	1,260	30,177	31,437	2,490	28,947	1970	2011	35 years
Keizer River ALZ Facility	Keizer	OR	—	—	—	970	800	170	970	—	970	2012	2012	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	—	1,800	16,122	17,922	1,376	16,546	2008	2011	35 years
The Pearl at Kruse Way	Lake Oswego	OR	—	2,000	12,880	—	2,000	12,880	14,880	1,071	13,809	2005	2011	35 years
Avamere at Three Fountains	Medford	OR	—	2,340	33,187	—	2,340	33,187	35,527	2,705	32,822	1974	2011	35 years
The Springs at Clackamas Woods (ILF)	Milwaukie	OR	10,896	1,264	22,429	—	1,264	22,429	23,693	894	22,799	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	5,829	681	12,077	—	681	12,077	12,758	481	12,277	1999	2012	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	241	1,320	4,905	6,225	467	5,758	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	609	1,910	4,858	6,768	481	6,287	1972	2011	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	—	3,150	16,740	19,890	1,410	18,480	2002	2011	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	98	1,000	7,407	8,407	665	7,742	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	—	1,940	4,027	5,967	466	5,501	1998	2011	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	100	1,010	7,151	8,161	647	7,514	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	345	5,402	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	103	1,410	10,599	12,009	897	11,112	2000	2011	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	1,164	5,693	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	1,758	8,222	1998	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	1,380	5,472	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	—	1,660	12,624	14,284	1,109	13,175	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	1,597	6,632	1998	2006	35 years
Elmcroft of Altoona	Hollidaysburg	PA	—	331	4,729	—	331	4,729	5,060	968	4,092	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	1,502	6,074	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	1,160	4,738	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	1,721	3,555	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	699	3,126	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	3,166	7,064	1997	2004	30 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,199	2,394	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,592	3,179	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	1,408	3,897	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	1,012	4,568	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	—	189	5,170	5,359	1,059	4,300	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	1,218	5,501	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,563	6,274	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,517	6,210	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	—	1,260	6,923	8,183	607	7,576	1999	2011	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	229	28,300	1997	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	—	108	7,620	7,728	1,560	6,168	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	—	850	659	1,509	128	1,381	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	—	310	3,242	3,552	275	3,277	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	734	8,848	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	—	2,180	12,936	15,116	1,103	14,013	2002	2011	35 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	—	470	16,006	16,476	1,263	15,213	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	870	3,465	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	413	582	7,979	8,561	755	7,806	1999	2011	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	545	6,206	2000	2011	35 years
Trenton Health Care Center	Humboldt	TN	—	460	6,058	—	460	6,058	6,518	570	5,948	1974	2011	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	—	590	10,043	10,633	818	9,815	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	1,600	6,237	2000	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	2,190	8,946	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,451	5,815	2000	2006	35 years
Elmcroft of Twin Hills	Madison	TN	—	860	8,208	399	862	8,605	9,467	799	8,668	1999	2011	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	281	570	25,833	26,403	2,019	24,384	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	304	1,820	5,052	6,872	632	6,240	1989	2011	35 years
Glenmary Senior Manor	Memphis	TN	—	510	5,860	46	510	5,906	6,416	670	5,746	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	—	940	8,030	8,970	685	8,285	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	567	960	22,587	23,547	1,829	21,718	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	446	2,650	14,506	17,156	1,230	15,926	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	190	6,182	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	467	2,770	26,287	29,057	2,085	26,972	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	7,242	770	19,691	431	770	20,122	20,892	1,612	19,280	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	242	30,380	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	597	860	33,268	34,128	2,577	31,551	1997	2011	35 years
Heritage Oaks Retirement Village	Corsicana	TX	—	790	30,636	—	790	30,636	31,426	2,446	28,980	1996	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	462	5,950	1995	2011	35 years
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	272	8,304	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	177	22,174	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	606	3,970	16,525	20,495	1,375	19,120	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	368	1,593	22,156	23,749	1,757	21,992	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	424	1,620	19,179	20,799	1,545	19,254	1999	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	862	4,238	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	334	710	15,099	15,809	1,239	14,570	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	344	10,788	2007	2012	35 years
Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	719	6,303	11,244	17,547	980	16,567	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	245	29,967	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	—	—	6,733	1,014	5,719	6,733	93	6,640	2013	2011	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	432	13,988	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	525	920	13,536	14,456	1,157	13,299	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	205	25,839	2007	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	225	6,998	2008	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	385	630	17,900	18,530	1,435	17,095	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	359	520	15,208	15,728	1,248	14,480	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	401	440	13,441	13,881	1,095	12,786	1997	2011	35 years
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	111	3,469	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	666	320	14,465	14,785	1,171	13,614	1996	2011	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	1,338	6,025	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	444	10,396	1999	2012	35 years
Emeritus at Ridgewood Gardens	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	4,733	13,386	1998	2011	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	—	520	6,144	6,664	554	6,110	1993	2011	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	—	1,490	13,724	15,214	1,154	14,060	1995	2011	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	297	37,154	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	—	210	14,145	14,355	1,087	13,268	1996	2011	35 years
Discovery Memory care	Sequim	WA	—	320	10,544	—	320	10,544	10,864	852	10,012	1961	2011	35 years
The Academy Retirement Comm	Spokane	WA	—	650	3,741	—	650	3,741	4,391	408	3,983	1959	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	—	2,200	5,938	8,138	663	7,475	1976	2011	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	160	1,763	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	(49)	140	1,967	2,107	175	1,932	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	206	2,434	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	—	150	4,356	4,506	345	4,161	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	348	4,332	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	160	2,293	2001	2011	35 years
Harmony of Denmark	Denmark	WI	1,137	220	2,228	—	220	2,228	2,448	196	2,252	1995	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	484	5,985	1996	2011	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	208	2,614	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	111	2,679	1999	2011	35 years
Harmony of Brenwood Park	Franklin	WI	5,939	1,870	13,804	—	1,870	13,804	15,674	1,070	14,604	2003	2011	35 years
Harmony of Green Bay	Green Bay	WI	2,961	640	5,008	—	640	5,008	5,648	420	5,228	1990	2011	35 years
Layton Terrace	Greenfield	WI	7,523	3,490	39,201	—	3,490	39,201	42,691	3,161	39,530	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	166	2,180	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	303	3,269	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	207	2,507	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Harmony of Kenosha	Kenosha	WI	3,853	1,180	8,717	—	1,180	8,717	9,897	689	9,208	1999	2011	35 years
Harbor House Kenosha	Kenosha	WI	—	710	3,254	—	710	3,254	3,964	269	3,695	1996	2011	35 years
Harmony of Madison	Madison	WI	3,989	650	4,279	—	650	4,279	4,929	384	4,545	1998	2011	35 years
Harmony of Manitowoc	Manitowoc	WI	4,681	450	10,101	—	450	10,101	10,551	797	9,754	1997	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	127	1,533	1997	2011	35 years
Harmony of McFarland	McFarland	WI	3,576	640	4,647	—	640	4,647	5,287	401	4,886	1998	2011	35 years
Adare II	Menasha	WI	—	110	537	20	110	557	667	59	608	1994	2011	35 years
Adare IV	Menasha	WI	—	110	537	5	110	542	652	57	595	1994	2011	35 years
Adare III	Menasha	WI	—	90	557	5	90	562	652	61	591	1993	2011	35 years
Adare I	Menasha	WI	—	90	557	5	90	562	652	59	593	1993	2011	35 years
Riverview Village	Menomonee Falls	WI	5,668	2,170	11,758	—	2,170	11,758	13,928	922	13,006	2003	2011	35 years
The Arboretum	Menomonee Falls	WI	5,185	5,640	49,083	—	5,640	49,083	54,723	4,065	50,658	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	108	2,746	1999	2011	35 years
Laurel Oaks	Milwaukee	WI	—	2,390	43,587	—	2,390	43,587	45,977	3,444	42,533	1988	2011	35 years
Hart Park Square	Milwaukee	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	1,756	21,772	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	400	5,054	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	62	713	1,216	1,929	127	1,802	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	209	2,800	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	117	1,326	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	191	2,774	1997	2011	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	996	12,540	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	104	1,035	1993	2011	35 years
Harmony of Racine	Racine	WI	9,377	590	11,726	—	590	11,726	12,316	908	11,408	1998	2011	35 years
Harmony of Commons of Racine	Racine	WI	—	630	11,245	—	630	11,245	11,875	879	10,996	2003	2011	35 years
Harmony of Sheboygan	Sheboygan	WI	8,677	810	17,908	—	810	17,908	18,718	1,394	17,324	1996	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	488	6,780	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	135	2,550	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	153	2,898	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	5,280	2,320	17,232	—	2,320	17,232	19,552	1,431	18,121	2001	2011	35 years
Harmony of Stevens Point	Stevens Point	WI	7,919	790	10,081	—	790	10,081	10,871	809	10,062	2002	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Harmony Commons of Stevens Point	Stevens Point	WI	—	760	2,242	—	760	2,242	3,002	239	2,763	2005	2011	35 years
Harmony of Stoughton	Stoughton	WI	1,573	490	9,298	—	490	9,298	9,788	734	9,054	1997	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	278	3,363	1992	2011	35 years
Harmony of Two Rivers	Two Rivers	WI	2,526	330	3,538	—	330	3,538	3,868	301	3,567	1998	2011	35 years
Matthews of Pewaukee	Waukesha	WI	—	1,180	4,124	204	1,197	4,311	5,508	388	5,120	2001	2011	35 years
Oak Hill Terrace	Waukesha	WI	5,105	2,040	40,298	—	2,040	40,298	42,338	3,258	39,080	1985	2011	35 years
Harmony of Terrace Court	Wausau	WI	7,047	430	5,037	—	430	5,037	5,467	417	5,050	1996	2011	35 years
Harmony of Terrace Commons	Wausau	WI	—	740	6,556	—	740	6,556	7,296	546	6,750	2000	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	278	3,485	1997	2011	35 years
Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	1,920	22,954	1996	2011	35 years
Harmony of Wisconsin Rapids	Wisconsin Rapids	WI	1,053	520	4,349	—	520	4,349	4,869	381	4,488	2000	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	60	468	1999	2011	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	—	1,950	14,489	16,439	1,139	15,300	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	1,704	6,864	1999	2006	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	214	3,338	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	171	21,983	2008	2013	35 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			243,339	420,377	3,964,503	38,110	422,686	4,000,304	4,422,990	376,059	4,046,931
TOTAL FOR SENIORS HOUSING COMMUNITIES			1,716,019	1,282,138	12,064,861	270,406	1,290,536	12,326,869	13,617,405	1,647,287	11,970,118

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
PERSONAL CARE FACILITIES
ResCare Tangram - Hacienda	Kingsbury	TX	—	31	841	83	31	924	955	644	311	N/A	1998	20 years
ResCare Tangram - Texas Hill Country School	Maxwell	TX	—	54	934	8	62	934	996	712	284	N/A	1998	20 years
ResCare Tangram - Chaparral	Maxwell	TX	—	82	552	150	82	702	784	421	363	N/A	1998	20 years
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell	TX	—	20	910	56	20	966	986	696	290	N/A	1998	20 years
ResCare Tangram - 618 W. Hutchinson	San Marcos	TX	—	226	1,175	(480)	126	795	921	606	315	N/A	1998	20 years
ResCare Tangram - Ranch	Seguin	TX	—	147	806	113	147	919	1,066	619	447	N/A	1998	20 years
ResCare Tangram - Mesquite	Seguin	TX	—	15	1,078	140	15	1,218	1,233	825	408	N/A	1998	20 years
ResCare Tangram - Loma Linda	Seguin	TX	—	40	220	—	40	220	260	168	92	N/A	1998	20 years
TOTAL FOR PERSONAL CARE FACILITIES			—	615	6,516	70	523	6,678	7,201	4,691	2,510
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	3,752	—	29,050	29,050	3,741	25,309	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	201	—	12,899	12,899	1,903	10,996	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	669	—	8,277	8,277	1,439	6,838	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	4,951	625	16,178	76	625	16,254	16,879	1,453	15,426	1994	2011	35 years
Canyon Springs Medical Plaza	Gilbert	AZ	15,966	—	27,497	14	—	27,511	27,511	1,947	25,564	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,805	720	11,277	—	720	11,277	11,997	1,210	10,787	2007	2011	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	10,144	—	12,904	244	—	13,148	13,148	965	12,183	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	6,651	—	8,100	38	—	8,138	8,138	672	7,466	2001	2011	35 years
Cobre Valley Medical Plaza	Globe	AZ	2,395	—	3,785	58	—	3,843	3,843	270	3,573	1998	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	—	—	32,768	32,768	866	31,902	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	7,506	—	11,923	220	—	12,143	12,143	836	11,307	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	5,589	—	7,395	44	—	7,439	7,439	593	6,846	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	9,596	—	13,665	173	—	13,838	13,838	1,073	12,765	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	13,584	—	22,663	402	12	23,053	23,065	1,703	21,362	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	11,198	—	19,521	3	12	19,512	19,524	1,433	18,091	2009	2011	35 years
Edwards Medical Plaza	Phoenix	AZ	12,006	—	18,999	440	—	19,439	19,439	1,788	17,651	1984	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Papago Medical Park	Phoenix	AZ	—	—	12,172	220	—	12,392	12,392	1,154	11,238	1989	2011	35 years
Burbank Medical Plaza	Burbank	CA	12,812	1,241	23,322	135	1,241	23,457	24,698	2,434	22,264	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	29,382	491	45,641	487	491	46,128	46,619	3,888	42,731	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	95	258	2,550	2,808	427	2,381	1998	2011	25 years
PMB Chula Vista	Chula Vista	CA	15,622	2,964	19,393	169	2,964	19,562	22,526	1,995	20,531	2001	2011	35 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	612	18,575	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	—	—	12,872	12,872	410	12,462	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	—	—	8,880	8,880	281	8,599	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	—	—	8,507	8,507	—	8,507	CIP	2013	CIP
Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	14	6,683	9,603	16,286	1,146	15,140	1972	2012	23 years
Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	(10)	4,464	3,721	8,185	623	7,562	1987	2012	19 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	445	688	8,830	9,518	1,269	8,249	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,745	15,468	34,861	50,329	1,136	49,193	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	45,118	1,916	77,022	140	1,916	77,162	79,078	6,517	72,561	2007	2011	35 years
PDP Orange	Orange	CA	47,590	1,752	61,647	53	1,761	61,691	63,452	5,421	58,031	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	60,000	3,138	83,412	7,289	3,138	90,701	93,839	8,264	85,575	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	2,518	29,096	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	2,852	3,233	74,287	77,520	6,596	70,924	2007	2011	35 years
NHP SB 399-401 East Highland	San Bernardino	CA	—	789	11,133	291	789	11,424	12,213	1,652	10,561	1971	2011	27 years
NHP SB 399-401 East Highland	San Bernardino	CA	—	416	5,625	299	416	5,924	6,340	907	5,433	1988	2011	26 years
Sutter Medical Center	San Diego	CA	—	—	25,088	1,371	—	26,459	26,459	796	25,663	2012	2012	35 years
San Gabriel Valley Medical	San Gabriel	CA	9,091	914	5,510	160	914	5,670	6,584	816	5,768	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	22,263	9,708	20,020	81	9,726	20,083	29,809	1,921	27,888	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	535	276	7,466	7,742	1,084	6,658	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	—	—	9,634	9,634	305	9,329	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	2,061	2,464	11,116	13,580	3,813	9,767	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	263	1,244	12,558	13,802	3,165	10,637	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	829	2,641	48,336	50,977	11,712	39,265	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	6,072	—	12,139	143	235	12,047	12,282	361	11,921	2007	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	947	—	11,383	11,383	1,566	9,817	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	—	—	4,393	4,393	10	4,383	2013	2013	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,335	—	18,665	18,665	3,340	15,325	2003	2009	35 years
The Sierra Medical Building	Parker	CO	491	1,444	14,059	2,641	1,444	16,700	18,144	3,305	14,839	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	—	852	5,210	6,062	95	5,967	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	691	—	3,346	3,346	586	2,760	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	648	—	7,914	7,914	1,106	6,808	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	10	—	11,957	11,957	1,729	10,228	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	1,359	—	7,783	7,783	1,733	6,050	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	521	—	2,994	2,994	710	2,284	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	296	2,933	1993	2011	30 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	473	5,343	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	327	4,260	1992	2011	35 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	429	4,851	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	338	4,528	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	562	1,741	1999	2004	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	45	965	2,723	3,688	741	2,947	2000	2004	35 years
Regency Medical Office Park Phase II	Melbourne	FL	—	770	3,809	277	781	4,075	4,856	1,114	3,742	1998	2004	35 years
Regency Medical Office Park Phase I	Melbourne	FL	—	590	3,156	250	616	3,380	3,996	908	3,088	1995	2004	35 years
Aventura Heart & Health	Miami	FL	16,257	—	25,361	2,961	—	28,322	28,322	7,600	20,722	2006	2007	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	327	4,551	1999	2011	35 years
Woodlands Center for Specialized Med	Pensacola	FL	15,661	2,518	24,006	29	2,518	24,035	26,553	1,627	24,926	2009	2012	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	422	5,125	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	378	5,425	1996	2011	35 years
University Medical Office Building	Tamarac	FL	—	—	6,690	132	—	6,822	6,822	1,724	5,098	2006	2007	35 years
UMC Tamarac	Tamarac	FL	—	2,039	2,936	(3,179)	1,385	411	1,796	140	1,656	1980	2011	22 years
RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	384	5,256	1997	2011	35 years
Augusta Medical Plaza	Augusta	GA	—	594	4,847	312	594	5,159	5,753	824	4,929	1972	2011	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Augusta Professional Building	Augusta	GA	—	687	6,057	349	687	6,406	7,093	1,063	6,030	1983	2011	27 years
Augusta POB I	Augusta	GA	—	233	7,894	309	233	8,203	8,436	1,400	7,036	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	102	735	13,819	14,554	1,774	12,780	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	(2)	535	3,855	4,390	596	3,794	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	686	675	2,868	3,543	329	3,214	1995	2012	23 years
Cobb Physicians Center	Austell	GA	8,499	1,145	16,805	308	1,145	17,113	18,258	2,122	16,136	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	5,096	1,821	2,974	(4)	1,821	2,970	4,791	439	4,352	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	10,829	981	13,818	(4)	981	13,814	14,795	966	13,829	1998	2012	35 years
Columbia Medical Plaza	Evans	GA	—	268	1,497	121	268	1,618	1,886	351	1,535	1940	2011	23 years
Parkway Physicians Center	Ringgold	GA	5,996	476	10,017	149	476	10,166	10,642	1,144	9,498	2004	2011	35 years
Eastside Physicians Center	Snellville	GA	—	1,289	25,019	1,177	1,289	26,196	27,485	5,214	22,271	1994	2008	35 years
Eastside Physicians Plaza	Snellville	GA	6,697	294	12,948	(56)	294	12,892	13,186	2,366	10,820	2003	2008	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	—	152	3,224	3,376	47	3,329	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	—	512	12,977	13,489	190	13,299	1996	2013	35 years
Buffalo Grove Acute Care	Buffalo Grove	IL	—	1,826	930	(766)	1,441	549	1,990	207	1,783	1992	2011	26 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	—	139	3,329	3,468	57	3,411	1971	2013	35 years
Physicians Plaza East	Decatur	IL	—	—	791	603	—	1,394	1,394	382	1,012	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	132	—	2,075	2,075	535	1,540	1987	2010	35 years
Physicians and Dental Building	Decatur	IL	—	—	676	1	—	677	677	221	456	1972	2010	35 years
Monroe Medical Center	Decatur	IL	—	—	93	8	—	101	101	29	72	1971	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	3,900	30	—	3,930	3,930	1,017	2,913	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	42	—	8,744	8,744	1,444	7,300	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	122	—	3,589	3,589	813	2,776	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	—	—	1,150	1,150	194	956	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	149	491	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	—	902	129	1,031	92	939	1991	2010	35 years
SIU Family Practice	Decatur	IL	—	—	1,689	19	—	1,708	1,708	360	1,348	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	—	934	1,386	2,320	287	2,033	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	109	785	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	137	713	1984	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	—	407	10,337	10,744	150	10,594	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	—	1,013	25,370	26,383	370	26,013	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	63	—	16,378	16,378	3,888	12,490	2005	2009	35 years
Grayslake MOB	Grayslake	IL	—	2,740	2,002	99	2,769	2,072	4,841	528	4,313	1996	2011	25 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	52	249	1,504	1,753	243	1,510	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	270	216	1,675	1,891	359	1,532	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	252	2,561	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	1,730	16,748	2001	2011	35 years
Gurnee Acute Care	Gurnee	IL	—	166	1,115	(1,018)	88	175	263	115	148	1996	2011	30 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	—	191	4,370	4,561	75	4,486	1989	2013	35 years
Doctors Office Building III ("DOB III")	Hoffman Estates	IL	—	—	24,550	66	—	24,616	24,616	5,113	19,503	2005	2009	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	812	479	4,470	4,949	982	3,967	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	66	214	2,696	2,910	414	2,496	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	1,710	16,486	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	—	658	16,421	17,079	241	16,838	1986	2013	35 years
Round Lake ACC	Round Lake	IL	—	758	370	58	785	401	1,186	205	981	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	116	3,376	810	4,186	266	3,920	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	363	—	3,016	3,016	615	2,401	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	964	—	5,230	5,230	1,081	4,149	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	275	—	2,556	2,556	562	1,994	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	33	466	5,987	6,453	489	5,964	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	29	455	6,005	6,460	452	6,008	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	46	422	6,240	6,662	433	6,229	2001	2012	35 years
Elkhart	Elkhart	IN	1,230	1,256	1,973	—	1,256	1,973	3,229	427	2,802	1994	2011	32 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	483	519	29,434	29,953	2,166	27,787	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	230	498	27,660	28,158	1,717	26,441	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	102	470	5,805	6,275	422	5,853	2003	2012	35 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	—	—	20,649	20,649	597	20,052	1995	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	1,742	61	39,153	39,214	3,237	35,977	1985	2012	25 years
LaPorte	La Porte	IN	764	553	1,309	—	553	1,309	1,862	184	1,678	1997	2011	34 years
Mishawaka	Mishawaka	IN	3,522	3,787	5,543	—	3,787	5,543	9,330	1,247	8,083	1993	2011	35 years
South Bend	South Bend	IN	1,450	792	2,530	—	792	2,530	3,322	295	3,027	1996	2011	34 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	57	101	19,123	19,224	1,524	17,700	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	(16)	345	12,774	13,119	842	12,277	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	78	402	8,357	8,759	733	8,026	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	—	—	673	673	—	673	CIP	2013	CIP
Lakeview MOB	Covington	LA	—	1,838	5,508	(2,307)	1,276	3,763	5,039	1,573	3,466	1994	2011	28 years
Medical Arts Courtyard	Lafayette	LA	—	388	1,893	280	388	2,173	2,561	473	2,088	1984	2011	18 years
SW Louisiana POB	Lafayette	LA	—	867	5,010	537	884	5,530	6,414	1,063	5,351	1984	2011	18 years
Lakeview Surgery Center	Mandeville	LA	—	753	956	(1,134)	570	5	575	1	574	1987	2011	16 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	41	168	17,305	17,473	1,825	15,648	1996	2012	32 years
East Jefferson MOB	Metairie	LA	7,943	107	15,137	50	107	15,187	15,294	1,634	13,660	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	939	3,334	5,913	9,247	1,061	8,186	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	289	1,046	1,091	2,137	358	1,779	1980	2011	7 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	210	2,006	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	11,494	—	13,795	780	—	14,575	14,575	3,118	11,457	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	661	—	19,903	19,903	2,908	16,995	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	478	—	7,706	7,706	1,116	6,590	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	399	1,992	1976	2010	35 years
Borgess Visiting Nurses	Kalamazoo	MI	—	90	2,328	107	90	2,435	2,525	350	2,175	1900	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	170	—	12,129	12,129	1,992	10,137	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	281	—	8,701	8,701	1,379	7,322	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	6	—	667	667	109	558	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	268	3,079	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	353	3,378	1997	2011	31 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	—	—	697	697	130	567	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	30	233	2,297	2,530	383	2,147	1996	2010	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	1,346	32,041	2012	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	35	2,492	15,729	18,221	1,172	17,049	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	40	1,058	596	1,654	199	1,455	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	6,456	996	10,045	70	996	10,115	11,111	1,056	10,055	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	6,664	910	12,169	206	910	12,375	13,285	961	12,324	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	2,497	103	2,780	306	103	3,086	3,189	291	2,898	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	(4)	183	2,710	2,893	399	2,494	2003	2011	35 years
Broadway Medical Office Building	Kansas City	MO	6,088	1,300	12,602	1,812	1,336	14,378	15,714	4,879	10,835	1976	2007	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,068	305	9,513	9,818	378	9,440	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	178	530	9,293	9,823	640	9,183	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	39	745	12,476	13,221	939	12,282	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	3,129	524	3,229	95	524	3,324	3,848	257	3,591	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	760	940	5,556	9	940	5,565	6,505	346	6,159	1992	2012	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	3,494	503	4,336	171	503	4,507	5,010	471	4,539	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	2,529	369	2,963	10	369	2,973	3,342	269	3,073	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	84	1,445	13,909	15,354	2,002	13,352	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	913	595	13,497	14,092	1,850	12,242	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	287	409	4,974	5,383	915	4,468	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	167	350	4,109	4,459	873	3,586	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	263	2,317	3,383	5,700	687	5,013	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	2,875	119	4,161	281	119	4,442	4,561	406	4,155	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	3,343	136	6,018	(11)	136	6,007	6,143	515	5,628	1969	2012	20 years
St. Joseph Endoscopy Center	St. Peters	MO	308	133	—	5	138	—	138	—	138	N/A	2012	N/A
University Physicians - Grants Ferry	Flowood	MS	9,805	2,796	12,125	(13)	2,796	12,112	14,908	897	14,011	2010	2012	35 years
Barclay Downs	Charlotte	NC	—	3,535	882	199	3,547	1,069	4,616	248	4,368	1987	2012	20 years
Randolph	Charlotte	NC	—	6,370	2,929	205	6,370	3,134	9,504	1,175	8,329	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	15	3,229	2,087	5,316	523	4,793	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	32	701	11,766	12,467	1,337	11,130	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	284	1,100	10,188	11,288	914	10,374	2005	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	256	1,980	3,102	5,082	416	4,666	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	4	574	692	1,266	110	1,156	2000	2012	27 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	76	833	24,961	25,794	1,922	23,872	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	(2)	679	1,644	2,323	135	2,188	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	254	1,339	2,546	3,885	452	3,433	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	(1)	623	277	900	97	803	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	—	—	22,823	22,823	719	22,104	2009	2012	35 years
Mulberry Medical Park	Lenoir	NC	—	211	2,589	(2)	211	2,587	2,798	376	2,422	1982	2012	23 years
Lincoln/Lakemont Family Practice	Lincolnton	NC	—	788	1,841	(3)	788	1,838	2,626	283	2,343	1998	2012	29 years
Alamance Regional Mebane Outpatient Ctr.	Mebane	NC	11,948	1,963	14,291	(16)	1,963	14,275	16,238	1,398	14,840	2008	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	12	1,221	859	2,080	194	1,886	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	(2)	803	996	1,799	140	1,659	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	39	479	1,336	1,815	179	1,636	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	61	2,552	7,840	10,392	777	9,615	1991	2012	30 years
English Road Medical Center	Rocky Mount	NC	4,719	1,321	3,747	(5)	1,321	3,742	5,063	475	4,588	2002	2012	35 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	403	5,815	2003	2012	35 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	385	1,028	17,378	18,406	1,990	16,416	1999	2011	35 years
The Terrace at South Meadows	Reno	NV	7,101	504	9,966	384	504	10,350	10,854	1,205	9,649	2004	2011	35 years
Central NY Medical Center	Syracuse	NY	24,500	1,786	26,101	386	1,786	26,487	28,273	2,173	26,100	1997	2012	33 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,475	—	11,107	11,107	2,843	8,264	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,159	—	17,282	17,282	4,029	13,253	2007	2007	35 years
745 W State Street	Columbus	OH	7,746	545	10,686	(5,689)	540	5,002	5,542	693	4,849	1999	2011	35 years
Riverside North Medical Office Building	Columbus	OH	8,420	785	8,519	122	785	8,641	9,426	889	8,537	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	6,311	586	7,298	26	586	7,324	7,910	670	7,240	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	5,862	10	9,443	411	10	9,854	9,864	670	9,194	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	3,288	61	4,760	5	61	4,765	4,826	435	4,391	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	1,544	80	1,113	(7)	80	1,106	1,186	157	1,029	1971	2012	14 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Doctors West Medical Office Building	Columbus	OH	4,705	414	5,362	391	414	5,753	6,167	446	5,721	1998	2012	35 years
Eastside Health Center	Columbus	OH	4,399	956	3,472	(2)	956	3,470	4,426	459	3,967	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	5,226	440	4,771	(24)	440	4,747	5,187	305	4,882	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	11,201	1,063	12,140	76	1,063	12,216	13,279	851	12,428	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	(111)	123	17,951	18,074	1,053	17,021	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	1,824	239	2,263	178	239	2,441	2,680	240	2,440	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	3,118	342	3,278	12	342	3,290	3,632	268	3,364	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	9,684	2,449	7,025	(66)	2,449	6,959	9,408	538	8,870	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	818	8,757	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	—	534	855	1,389	202	1,187	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	455	3,864	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	110	436	2,508	2,944	425	2,519	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	229	490	6,237	6,727	1,081	5,646	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	206	1,136	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	—	130	1,344	1,474	303	1,171	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	200	1,423	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	184	1,122	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	540	2,488	16,389	18,877	1,967	16,910	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	272	422	6,569	6,991	993	5,998	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	86	591	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	12	193	1,144	1,337	171	1,166	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	19,489	1,516	24,638	331	1,516	24,969	26,485	2,560	23,925	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	1,149	—	7,432	7,432	2,707	4,725	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,198	—	11,622	11,622	4,452	7,170	1984	2004	30 years
Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	6,820	48,619	2008	2010	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	10,894	959	16,610	(16)	959	16,594	17,553	1,161	16,392	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	9,507	593	17,117	(14)	593	17,103	17,696	1,326	16,370	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	715	—	11,538	11,538	1,596	9,942	2006	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	148	4,497	17,486	21,983	1,525	20,458	2001	2012	34 years
Beaufort Medical Plaza	Beaufort	SC	—	593	9,593	(9)	593	9,584	10,177	979	9,198	1999	2012	35 years
Roper Medical Office Building	Charleston	SC	8,768	127	14,737	927	127	15,664	15,791	1,521	14,270	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	166	447	4,112	4,559	432	4,127	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	23	225	4,297	4,522	685	3,837	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	12	122	1,846	1,968	296	1,672	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	188	766	4,594	5,360	519	4,841	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	(7)	214	7,928	8,142	1,082	7,060	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	24	40	10,674	10,714	1,206	9,508	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	15,641	—	13,062	10,453	—	23,515	23,515	4,902	18,613	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	(4)	789	2,010	2,799	392	2,407	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	101	501	7,762	8,263	607	7,656	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	(16)	1,007	16,522	17,529	1,328	16,201	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	135	360	6,454	6,814	688	6,126	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	(6)	322	4,871	5,193	701	4,492	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	5	88	5,881	5,969	618	5,351	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	7,529	1,726	5,414	56	1,726	5,470	7,196	766	6,430	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	(2)	1,406	1,811	3,217	259	2,958	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	48	670	4,503	5,173	538	4,635	2001	2012	34 years
Carolina Forest Medical Plaza	Myrtle Beach	SC	—	1,742	5,279	(6)	1,742	5,273	7,015	580	6,435	2007	2012	35 years
Medical Arts Center of Orangeburg	Orangeburg	SC	—	823	3,299	8	823	3,307	4,130	452	3,678	1984	2012	28 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	35	291	5,092	5,383	517	4,866	1991	2012	31 years
Colleton Medical Arts	Walterboro	SC	—	983	2,780	(1,837)	782	1,144	1,926	358	1,568	1998	2011	27 years
Health Park Medical Office Building	Chattanooga	TN	6,555	2,305	8,949	2	2,305	8,951	11,256	693	10,563	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	6,910	1,217	6,464	(7)	1,217	6,457	7,674	479	7,195	2006	2012	35 years
Medical Center Physicians Tower	Jackson	TN	13,885	549	27,074	(16)	549	27,058	27,607	2,050	25,557	2010	2012	35 years
Grandview MOB	Jasper	TN	—	1,011	5,322	(4,750)	901	682	1,583	369	1,214	1998	2011	29.5 years
Abilene Medical Commons I	Abilene	TX	—	179	1,611	43	179	1,654	1,833	444	1,389	2000	2004	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Seton Medical Park Tower	Austin	TX	—	805	41,527	820	805	42,347	43,152	2,268	40,884	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	1,032	444	23,664	24,108	1,457	22,651	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	7	294	5,318	5,612	319	5,293	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	14	447	10,168	10,615	554	10,061	2009	2012	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	(486)	328	2,419	2,747	659	2,088	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	269	671	695	1,366	287	1,079	1982	2011	11 years
Mansfield MOB	Mansfield	TX	—	411	1,133	4	411	1,137	1,548	285	1,263	1998	2011	27 years
Bayshore Surgery Center MOB	Pasadena	TX	—	765	9,123	359	765	9,482	10,247	7,896	2,351	2001	2005	35 years
Bayshore Rehabilitation Center MOB	Pasadena	TX	—	95	1,128	—	95	1,128	1,223	287	936	1988	2005	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	419	—	15,493	15,493	2,524	12,969	2008	2010	35 years
251 Medical Center	Webster	TX	—	1,158	12,078	31	1,158	12,109	13,267	946	12,321	2006	2011	35 years
253 Medical Center	Webster	TX	—	1,181	11,862	—	1,181	11,862	13,043	886	12,157	2009	2011	35 years
MRMC MOB I	Mechanicsville	VA	5,600	1,669	7,024	131	1,669	7,155	8,824	869	7,955	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	250	968	6,439	7,407	983	6,424	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	(4)	227	2,957	3,184	456	2,728	1968	2012	22 years
Bonney Lake Medical Office Building	Bonney Lake	WA	11,160	5,176	14,375	120	5,176	14,495	19,671	1,138	18,533	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	14,701	781	30,368	(133)	781	30,235	31,016	1,886	29,130	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	—	—	19,085	19,085	619	18,466	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	123	1,411	33,062	34,473	3,464	31,009	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	778	7,374	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	1,186	1,225	32,432	33,657	3,021	30,636	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	131	663	12,757	13,420	1,283	12,137	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	905	9,658	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	640	6,370	1995	2011	34 years
Healthy Steps Clinic	Vancouver	WA	—	626	1,505	(1,088)	553	490	1,043	100	943	1997	2011	35 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	109	281	5,375	5,656	567	5,089	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	1	—	7,776	7,776	1,230	6,546	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	6	—	5,762	5,762	889	4,873	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	167	—	9,225	9,225	1,404	7,821	1983	2010	39 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	498	6,233	1999	2011	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	523	4,848	1994	2011	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	33	—	7,113	7,113	1,008	6,105	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	—	—	4,462	4,462	608	3,854	2006	2010	39 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	793	7,006	1999	2011	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	1,309	11,163	1997	2011	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	323	3,077	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	534	4,957	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	1,388	14,620	2008	2011	35 years
Casper WY MOB	Casper	WY	—	3,015	26,513	99	3,017	26,610	29,627	5,019	24,608	2008	2008	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			808,868	252,017	3,107,833	69,967	250,414	3,179,403	3,429,817	361,547	3,068,270
TOTAL FOR ALL PROPERTIES			$2,524,887	$1,848,099	$18,181,186	$364,126	$1,855,968	$18,537,443	$20,393,411	$2,881,950	$17,511,461

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Not applicable.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2013, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2014.
ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2014.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2014.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2014.

ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of Ernst & Young as Our Independent Registered Public Accounting Firm for Fiscal Year 2014” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2014.

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

4.3
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.4
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.5
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.6
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.7
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.8
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.9
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.10
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

Exhibit Number	Description of Document	Location of Document
4.11
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.12
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.13	First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.14	Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.15	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

4.16	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.17	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

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

10.3
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.4*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.5.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.6.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.7.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.10.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.10.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.11.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.12*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.14.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.15.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.15.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.15.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.16.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.16.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Filed herewith

10.19*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.20*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 18, 2014

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 18, 2014
Debra A. Cafaro

/s/ RICHARD A. SCHWEINHART	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 18, 2014
Richard A. Schweinhart

/s/ ROBERT J. BREHL	Chief Accounting Officer and Controller (Principal Accounting Officer)	February 18, 2014
Robert J. Brehl

/s/ DOUGLAS CROCKER II	Director	February 18, 2014
Douglas Crocker II

/s/ RONALD G. GEARY	Director	February 18, 2014
Ronald G. Geary

/s/ JAY M. GELLERT	Director	February 18, 2014
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 18, 2014
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 18, 2014
Matthew J. Lustig

/s/ DOUGLAS M. PASQUALE	Director	February 18, 2014
Douglas M. Pasquale

/s/ ROBERT D. REED	Director	February 18, 2014
Robert D. Reed

Signature	Title	Date

/s/ SHELI Z. ROSENBERG	Director	February 18, 2014
Sheli Z. Rosenberg

/s/ GLENN J. RUFRANO	Director	February 18, 2014
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 18, 2014
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2012.

4.2	Ventas, Inc. Distribution Reinvestment and Stock Purchase Plan.	Incorporated by reference to the Prospectus included in our Registration Statement on Form S-3, filed on November 25, 2011, File No. 333-178185.

4.3
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.4
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.5
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.6
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.7
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.8
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.9
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.10
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

Exhibit Number	Description of Document	Location of Document
4.11
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.12
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.13	First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.14	Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.15	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

4.16	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.17	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.2.1	Form of Property Lease Agreement with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.13 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

10.2.2	Form of Lease Guaranty with respect to the Brookdale properties.	Incorporated by reference to Exhibit 10.16 to Amendment No. 2 to Provident Senior Living Trust’s Registration Statement on Form S-11, filed on January 18, 2005, File No. 333-120206.

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

10.3
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.4*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.5.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Exhibit Number	Description of Document	Location of Document
10.6.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.6.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.7.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.10.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.10.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.11.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.12*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.14.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.15.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.15.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.15.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.16.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.16.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Filed herewith

10.19*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

Exhibit Number	Description of Document	Location of Document
10.20*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.