Form 10-Q
period 2014-03-31
VENTAS INC
filed 2014-04-29
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 22, 2014:
Common Stock, $0.25 par value	294,336,962

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2014	December 31, 2013
Assets
Real estate investments:
Land and improvements	$1,867,146	$1,855,968
Buildings and improvements	18,658,616	18,457,028
Construction in progress	71,862	80,415
Acquired lease intangibles	1,014,711	1,010,181
	21,612,335	21,403,592
Accumulated depreciation and amortization	(3,515,868)	(3,328,006)
Net real estate property	18,096,467	18,075,586
Secured loans receivable and investments, net	376,074	376,229
Investments in unconsolidated entities	90,929	91,656
Net real estate investments	18,563,470	18,543,471
Cash and cash equivalents	59,791	94,816
Escrow deposits and restricted cash	76,110	84,657
Deferred financing costs, net	59,726	62,215
Other assets	943,671	946,335
Total assets	$19,702,768	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$9,481,051	$9,364,992
Accrued interest	61,083	54,349
Accounts payable and other liabilities	938,098	1,001,515
Deferred income taxes	252,499	250,167
Total liabilities	10,732,731	10,671,023
Redeemable OP unitholder and noncontrolling interests	160,115	156,660
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 294,346 and 297,901 shares issued at March 31, 2014 and December 31, 2013, respectively	73,599	74,488
Capital in excess of par value	9,858,733	10,078,592
Accumulated other comprehensive income	18,464	19,659
Retained earnings (deficit)	(1,218,967)	(1,126,541)
Treasury stock, 3 and 3,712 shares at March 31, 2014 and December 31, 2013, respectively	(162)	(221,917)
Total Ventas stockholders' equity	8,731,667	8,824,281
Noncontrolling interest	78,255	79,530
Total equity	8,809,922	8,903,811
Total liabilities and equity	$19,702,768	$19,731,494
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2014	2013
Revenues:
Rental income:
Triple-net leased	$237,846	$212,534
Medical office buildings	115,223	110,416
	353,069	322,950
Resident fees and services	371,061	339,170
Medical office building and other services revenue	6,300	3,648
Income from loans and investments	10,767	16,103
Interest and other income	273	1,038
Total revenues	741,470	682,909
Expenses:
Interest	87,841	78,634
Depreciation and amortization	193,594	175,468
Property-level operating expenses:
Senior living	248,295	230,908
Medical office buildings	39,345	36,293
	287,640	267,201
Medical office building services costs	3,371	1,639
General, administrative and professional fees	32,866	28,774
Gain on extinguishment of debt, net	(259)	—
Merger-related expenses and deal costs	10,760	4,262
Other	5,229	4,587
Total expenses	621,042	560,565
Income before income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	120,428	122,344
Income from unconsolidated entities	248	929
Income tax expense	(3,433)	(1,744)
Income from continuing operations	117,243	121,529
Discontinued operations	3,031	(8,431)
Gain on real estate dispositions, net	1,000	—
Net income	121,274	113,098
Net income attributable to noncontrolling interest	227	905
Net income attributable to common stockholders	$121,047	$112,193
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.41
Discontinued operations	0.01	(0.03)
Net income attributable to common stockholders	$0.41	$0.38
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.41
Discontinued operations	0.01	(0.03)
Net income attributable to common stockholders	$0.41	$0.38
Weighted average shares used in computing earnings per common share:
Basic	293,875	291,455
Diluted	296,245	293,924
Dividends declared per common share	$0.725	$0.67
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Net income	$121,274	$113,098
Other comprehensive loss:
Foreign currency translation	(3,334)	(2,091)
Change in unrealized gain on intra-entity currency loan	594	—
Change in unrealized gain on marketable debt securities	1,306	61
Other	239	504
Total other comprehensive loss	(1,195)	(1,526)
Comprehensive income	120,079	111,572
Comprehensive income attributable to noncontrolling interest	227	905
Comprehensive income attributable to common stockholders	$119,852	$110,667

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2014 and the Year Ended December 31, 2013
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$73,904	$9,920,962	$23,354	$(777,927)	$(221,165)	$9,019,128	$70,235	$9,089,363
Net income	—	—	—	453,509	—	453,509	1,380	454,889
Other comprehensive loss	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(8,202)	(8,202)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	74,488	10,078,592	19,659	(1,126,541)	(221,917)	8,824,281	79,530	8,903,811
Net income	—	—	—	121,047	—	121,047	227	121,274
Other comprehensive loss	—	—	(1,195)	—	—	(1,195)	—	(1,195)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Net change in noncontrolling interest	—	—	—	—	—	—	(2,237)	(2,237)
Dividends to common stockholders—$0.725 per share	—	—	—	(213,473)	—	(213,473)	—	(213,473)
Issuance of common stock for stock plans	2	1,760	—	—	1,417	3,179	—	3,179
Change in redeemable noncontrolling interest	—	1,463	—	—	—	1,463	735	2,198
Adjust redeemable OP unitholder interests to current fair value	—	(6,982)	—	—	—	(6,982)	—	(6,982)
Grant of restricted stock, net of forfeitures	33	4,052	—	—	(738)	3,347	—	3,347
Balance at March 31, 2014	$73,599	$9,858,733	$18,464	$(1,218,967)	$(162)	$8,731,667	$78,255	$8,809,922
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net income	$121,274	$113,098
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	193,876	186,943
Amortization of deferred revenue and lease intangibles, net	(5,383)	(3,310)
Other non-cash amortization	(1,965)	(5,329)
Stock-based compensation	6,044	5,662
Straight-lining of rental income, net	(7,914)	(7,865)
Gain on extinguishment of debt, net	(259)	—
Gain on real estate dispositions, net (including amounts in discontinued operations)	(2,437)	(477)
Gain on real estate loan investments	—	(340)
Income tax expense (including amounts in discontinued operations)	3,433	1,744
(Income) loss from unconsolidated entities	(248)	312
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)
Other	3,076	2,905
Changes in operating assets and liabilities:
Decrease (increase) in other assets	6,241	(10,459)
Increase in accrued interest	6,753	10,530
Decrease in accounts payable and other liabilities	(38,070)	(61,868)
Net cash provided by operating activities	284,421	230,305
Cash flows from investing activities:
Net investment in real estate property	(181,866)	(56,175)
Purchase of noncontrolling interest	—	(3,186)
Investment in loans receivable and other	(1,192)	(2,789)
Proceeds from real estate disposals	26,150	11,250
Proceeds from loans receivable	1,163	146,394
Purchase of marketable debt securities	(25,000)	—
Funds held in escrow for future development expenditures	2,602	5,440
Development project expenditures	(23,948)	(21,588)
Capital expenditures	(16,134)	(19,795)
Other	(125)	(78)
Net cash (used in) provided by investing activities	(218,350)	59,473
Cash flows from financing activities:
Net change in borrowings under credit facilities	181,754	(375,916)
Proceeds from debt	—	916,871
Repayment of debt	(67,773)	(635,793)
Payment of deferred financing costs	(167)	(13,808)
Issuance of common stock, net	—	5,050
Cash distribution to common stockholders	(213,473)	(195,700)
Cash distribution to redeemable OP unitholders	(1,402)	(1,151)
Purchases of redeemable OP units	—	(108)
Distributions to noncontrolling interest	(2,237)	(1,450)
Other	1,641	2,058
Net cash used in financing activities	(101,657)	(299,947)
Net decrease in cash and cash equivalents	(35,586)	(10,169)
Effect of foreign currency translation on cash and cash equivalents	561	(49)
Cash and cash equivalents at beginning of period	94,816	67,908
Cash and cash equivalents at end of period	$59,791	$57,690
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2014	2013
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,952	$8,839
Other assets acquired	—	668
Other liabilities	2,952	6,422
Deferred income tax liability	—	1,532
Noncontrolling interests	—	1,553
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2014, we owned nearly 1,500 properties, including seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had two new properties under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2014, we leased a total of 912 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 239 of our seniors housing communities pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 136 properties, respectively, as of March 31, 2014.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of March 31, 2014, third party investors owned 2,451,878 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.9% of the total units then outstanding, and we owned 6,326,112 Class B limited partnership units in NHP/PMB, representing the remaining 72.1%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of March 31, 2014 and December 31, 2013, the fair value of the redeemable OP unitholder interests was $117.3 million and $111.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2014 and December 31, 2013. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interest in these joint ventures that are outside our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For earnings of consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the joint venture partners based on the hypothetical liquidation at book value method (the “HLBV method”). We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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

Level one inputs utilize unadjusted quoted prices for identical assets or liabilities in active markets that we have the ability to access. Level two inputs consist of inputs other than quoted prices included in level one that are directly or indirectly observable for the asset or liability. Level two inputs may include quoted prices for similar assets and liabilities in active markets and other inputs for the asset or liability that are observable at commonly quoted intervals, such as interest rates, foreign exchange rates and yield curves. Level three inputs are unobservable inputs for the asset or liability, which typically are based on our own assumptions, because there is little, if any, related market activity. If the determination of the fair value measurement is based on inputs from different levels of the hierarchy, the level within which the entire fair value measurement falls is the lowest level input that is significant to the fair value measurement in its entirety. If the volume and level of market activity for an asset or liability has decreased significantly relative to the normal market activity for that asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value. In addition, if there is evidence that a transaction for an asset or liability is not orderly, little, if any, weight is placed on that transaction price as an indicator of fair value. Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.
We use the following methods and assumptions in estimating the fair value of our financial instruments.

•
Cash and cash equivalents - The carrying amount of unrestricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount the future cash flows using current interest rates at which similar loans on the same terms and having the same maturities would be made to borrowers with similar credit ratings. Additionally, we determine the valuation allowance for losses, if any, on loans receivable using level three inputs.

•
Marketable debt securities - We estimate the fair value of corporate bonds using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs: we consider credit spreads, underlying asset performance and credit quality, default rates and any other applicable criteria.

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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2014 and December 31, 2013, this cumulative excess totaled $158.7 million (net of allowances of $115.3 million) and $150.8 million (net of allowances of $101.4 million), respectively.
Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or to increase or reduce the reserve against the previously recognized straight-line rent receivable asset.
Assets Held for Sale and Discontinued Operations
We sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets meeting this criteria are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated.
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements. We adopted ASU 2014-08 for the quarter ended March 31, 2014.
The results of operations for assets meeting the definition of discontinued operations are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We allocate estimated interest expense to discontinued operations based on property values and our weighted average interest rate or the property’s actual mortgage interest.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of March 31, 2014, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 19.8%, 13.7%, 9.6% and 3.0%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2014). Seniors housing communities constituted approximately 63.7% of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2014), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 36.3%. Our properties were located in

46 states, the District of Columbia, two Canadian provinces and the United Kingdom as of March 31, 2014, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended March 31, 2014 and 2013, approximately 5.5% and 5.7%, respectively, of our total revenues and 9.0% and 9.5%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 7.4% and 9.3%, respectively, of our total revenues and 12.2% and 15.4%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred currently account for a significant portion of our triple-net leased properties segment revenues and NOI and have a meaningful impact on our total revenues and NOI. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In February 2014, Brookdale Senior Living announced that it had entered into a definitive agreement to acquire Emeritus Corporation, another operator of our triple-net leased properties. We do not expect the transaction, when completed, to have a material impact on our financial condition or results of operations.
In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets whose lease terms were originally scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). The 48 re-leased properties consist of 26 skilled nursing facilities and 22 long-term acute care hospitals. New annual base rent, commencing October 1, 2014, for the 48 re-leased properties will be $95.9 million, an increase of $15 million over then current annual base rent. On October 1, 2013, Kindred also paid us $20 million, which is being amortized over the new lease terms. As part of our agreements, we and Kindred agreed to accelerate the expiration of the lease terms for the 60 non-renewed assets to September 30, 2014.
We currently have signed leases for 55 of the 60 skilled nursing facilities that were not re-leased by Kindred, six of which have already been transitioned to the replacement tenant. We intend to sell the remaining five skilled nursing facilities, four of which are under contract for sale. Although we expect to successfully complete all of these transactions by the fourth quarter of 2014, they remain subject to regulatory approval and other conditions, and we cannot assure you that we will be able to do so on a timely basis, if at all, or that expected financial results will be achieved.
Kindred is required to continue to perform all of its obligations, including without limitation, payment of all rental amounts, under the applicable master lease for the non-renewed assets until expiration of the current lease term. Subject to the terms of our agreements, we have the flexibility to transition the non-renewed assets either before or after the September 30, 2014 lease expiration date. Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Senior Living Operations
As of March 31, 2014, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 237 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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
As a result of the recapitalization of Sunrise in April 2014, Health Care REIT, Inc. now owns a 24% interest in Sunrise, and Revera Inc. owns the remainder. We are currently evaluating the impact, if any, this transaction may have on Sunrise or us.
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
NOTE 4—DISPOSITIONS
2014 Activity
During the three months ended March 31, 2014, we sold two seniors housing communities, one skilled nursing facility (all part of our triple-net leased properties reportable business segment), and three MOBs for aggregate consideration of $26.2 million and recognized a net gain on the sales of these assets of $2.9 million, of which $1.7 million is reported within discontinued operations in our Consolidated Statements of Income.
2013 Activity
During the three months ended March 31, 2013, we sold four seniors housing communities, two skilled nursing facilities (all part of our triple-net leased properties reportable business segment), and one MOB for aggregate consideration of $11.5 million, including lease termination fees of $0.3 million, and recognized a net gain on the sales of these assets of $0.3 million, which is reported within discontinued operations in our Consolidated Statements of Income.
Discontinued Operations

We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of March 31, 2014, and all assets disposed of during the period from January 1, 2013 through March 31, 2014, that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of March 31, 2014 and December 31, 2013, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	March 31, 2014			December 31, 2013
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (2)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)

Triple-net leased properties	14	$110,440	$48,823	15	$125,981	$50,456
MOB operations	2	13,075	82	4	29,359	14,044
Total	16	$123,515	$48,905	19	$155,340	$64,500

(1) The operations for ten triple-net leased properties and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.
(2) The operations for all properties listed are reported in discontinued operations in our Consolidated Statements of Income.

We recognized impairments of $4.8 million and $8.6 million for the three months ended March 31, 2014 and 2013, respectively, which are recorded primarily as a component of depreciation and amortization. $0.4 million and $7.3 million of these impairments were recorded in discontinued operations for the three months ended March 31, 2014 and 2013, respectively.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three months ended March 31, 2014 and 2013.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
Rental income	$2,200	$4,032
Resident fees and services	—	618
Interest and other income	750	—
	2,950	4,650
Expenses:
Interest	678	1,695
Depreciation and amortization	281	11,475
Property-level operating expenses	281	912
Other	116	(524)
	1,356	13,558
Income (loss) before gain on real estate dispositions, net	1,594	(8,908)
Gain on real estate dispositions, net	1,437	477
Discontinued operations	$3,031	$(8,431)
NOTE 5—LOANS RECEIVABLE AND INVESTMENTS
As of March 31, 2014 and December 31, 2013, we had $442.1 million and $414.7 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties.
In January 2014, we purchased $25.0 million principal amount of senior unsecured corporate bonds maturing in 2022. The investment is a marketable debt security classified as available-for-sale and included within other assets on our Consolidated Balance Sheets. As of March 31, 2014, the investment had a cost basis and fair value of $25.0 million and $26.2 million, respectively.

We own an interest in a government-sponsored pooled loan investment that matures in 2023. The investment is a marketable debt security classified as available-for-sale and included within secured loans receivable and investments, net on our Consolidated Balance Sheets. As of March 31, 2014, the investment had an amortized cost basis and fair value of $22.0 million and $21.9 million, respectively.
In 2013, we sold portions of a $375.0 million secured loan receivable to third parties in separate transactions, as evidenced by separate notes. As of March 31, 2014, we have a $179.5 million remaining investment in this loan receivable, which bears interest at a fixed rate of 9.4% per annum. Under the terms of the loan agreement, we act as the administrative agent and will continue to receive the stated interest rate on our remaining loan receivable balance.
NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2014 and December 31, 2013, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 52 properties. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.2 million and $1.5 million for the three months ended March 31, 2014 and 2013, respectively.
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.6 million from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income for the three months ended March 31, 2013. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$214,152	8.3	$214,353	8.4
In-place and other lease intangibles	800,559	24.8	795,829	24.1
Goodwill and other intangibles	488,551	8.6	489,346	8.6
Accumulated amortization	(484,791)	N/A	(458,919)	N/A
Net intangible assets	$1,018,471	20.3	$1,040,609	19.8
Intangible liabilities:
Below market lease intangibles	$429,106	14.7	$429,199	14.7
Other lease intangibles	32,103	25.1	32,103	24.8
Accumulated amortization	(131,659)	N/A	(119,549)	N/A
Purchase option intangibles	29,294	N/A	29,294	N/A
Net intangible liabilities	$358,844	15.2	$371,047	15.1

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
NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$158,721	$150,829
Unsecured loans receivable and investments, net	66,003	38,512
Goodwill and other intangibles, net	474,635	476,483
Assets held for sale	123,515	155,340
Other	120,797	125,171
Total other assets	$943,671	$946,335
NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Unsecured revolving credit facility (1)	$559,299	$376,343
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	550,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	796,165	800,702
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
Mortgage loans and other (3)	2,468,629	2,524,889
Total	9,442,636	9,320,477
Unamortized fair value adjustment	62,578	69,611
Unamortized discounts	(24,163)	(25,096)
Senior notes payable and other debt	$9,481,051	$9,364,992

(1)
$192.3 million of aggregate borrowings were in the form of Canadian dollars or pounds sterling as of March 31, 2014. Subsequent to March 31, 2014, we repaid substantially all amounts outstanding under our unsecured revolving credit facility.

(2)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility. $112.6 million of borrowings included in the 2019 tranche are in the form of Canadian dollars.

(3)
Excludes debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. The total mortgage debt for this property as of December 31, 2013 was $13.1 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheets.

As of March 31, 2014, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2014	$62,634	$—	$34,197	$96,831
2015	918,459	—	40,730	959,189
2016	960,917	—	33,708	994,625
2017	540,072	—	21,964	562,036
2018	1,082,497	559,299	15,446	1,657,242
Thereafter (2)	5,025,751	—	146,962	5,172,713
Total maturities	$8,590,330	$559,299	$293,007	$9,442,636

(1)
As of March 31, 2014, we had $59.8 million of unrestricted cash and cash equivalents, for $499.5 million of net borrowings outstanding under our unsecured revolving credit facility. Subsequent to March 31, 2014, we repaid substantially all amounts outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of March 31, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2014, we had $559.3 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility. Subsequent to March 31, 2014, we repaid substantially all amounts outstanding under our unsecured revolving credit facility.
Senior Notes
In April 2014, we issued and sold $300.0 million aggregate principal amount of 1.250% senior notes due 2017 at a public offering price equal to 99.815% of par, for total proceeds of $299.4 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.750% senior notes due 2024 at a public offering price equal to 99.304% of par, for total proceeds of $397.2 million before the underwriting discount and expenses. We used a portion of these proceeds to repay substantially all amounts outstanding under our unsecured revolving credit facility.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$59,791	$59,791	$94,816	$94,816
Secured loans receivable, net	354,219	353,117	354,775	355,223
Unsecured loans receivable, net	39,805	41,939	38,512	40,473
Marketable debt securities	48,053	48,053	21,454	21,454
Liabilities:
Senior notes payable and other debt, gross	9,442,636	9,655,319	9,320,477	9,405,259
Derivative instruments and other liabilities	10,744	10,744	11,105	11,105
Redeemable OP unitholder interests	117,261	117,261	111,607	111,607
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
Although the TRS entities have paid minimal cash federal income taxes for the three months ended March 31, 2014, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended March 31, 2014 and 2013 was an expense of $3.4 million and $1.7 million, respectively. The income tax expense for the three months ended March 31, 2014 is due primarily to operating income at our TRS entities. The income tax expense for the three months ended March 31, 2013 was due primarily to additions to income tax contingency reserves.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $252.5 million and $250.2 million as of March 31, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to NOLs.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2010 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2009 and subsequent years. We are also subject to audit by the Canada Revenue Agency and provincial authorities generally for periods subsequent to 2008 related to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust.
NOTE 13—STOCKHOLDERS’ EQUITY
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
Foreign currency translation	$14,685	$18,019
Unrealized gain on intra-entity foreign currency loan	594	—
Unrealized gain (loss) on marketable debt securities	1,090	(216)
Other	2,095	1,856
Total accumulated other comprehensive income	$18,464	$19,659

NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$118,016	$120,624
Discontinued operations	3,031	(8,431)
Net income attributable to common stockholders	$121,047	$112,193
Denominator:
Denominator for basic earnings per share—weighted average shares	293,875	291,455
Effect of dilutive securities:
Stock options	394	573
Restricted stock awards	47	120
OP units	1,929	1,776
Denominator for diluted earnings per share—adjusted weighted average shares	296,245	293,924
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.41
Discontinued operations	0.01	(0.03)
Net income attributable to common stockholders	$0.41	$0.38
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.41
Discontinued operations	0.01	(0.03)
Net income attributable to common stockholders	$0.41	$0.38

NOTE 15—SEGMENT INFORMATION
As of March 31, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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
Summary information by reportable business segment is as follows:
For the three months ended March 31, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$237,846	$—	$115,223	$—	$353,069
Resident fees and services	—	371,061	—	—	371,061
Medical office building and other services revenue	1,148	—	4,652	500	6,300
Income from loans and investments	—	—	—	10,767	10,767
Interest and other income	—	—	—	273	273
Total revenues	$238,994	$371,061	$119,875	$11,540	$741,470
Total revenues	$238,994	$371,061	$119,875	$11,540	$741,470
Less:
Interest and other income	—	—	—	273	273
Property-level operating expenses	—	248,295	39,345	—	287,640
Medical office building services costs	—	—	3,371	—	3,371
Segment NOI	238,994	122,766	77,159	11,267	450,186
Income (loss) from unconsolidated entities	569	(144)	(47)	(130)	248
Segment profit	$239,563	$122,622	$77,112	$11,137	450,434
Interest and other income					273
Interest expense					(87,841)
Depreciation and amortization					(193,594)
General, administrative and professional fees					(32,866)
Gain on extinguishment of debt, net					259
Merger-related expenses and deal costs					(10,760)
Other					(5,229)
Income tax expense					(3,433)
Discontinued operations					3,031
Gain on real estate dispositions, net					1,000
Net income					$121,274

For the three months ended March 31, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$212,534	$—	$110,416	$—	$322,950
Resident fees and services	—	339,170	—	—	339,170
Medical office building and other services revenue	1,111	—	2,537	—	3,648
Income from loans and investments	—	—	—	16,103	16,103
Interest and other income	—	—	—	1,038	1,038
Total revenues	$213,645	$339,170	$112,953	$17,141	$682,909
Total revenues	$213,645	$339,170	$112,953	$17,141	$682,909
Less:
Interest and other income	—	—	—	1,038	1,038
Property-level operating expenses	—	230,908	36,293	—	267,201
Medical office building services costs	—	—	1,639	—	1,639
Segment NOI	213,645	108,262	75,021	16,103	413,031
Income (loss) from unconsolidated entities	187	(600)	1,342	—	929
Segment profit	$213,832	$107,662	$76,363	$16,103	413,960
Interest and other income					1,038
Interest expense					(78,634)
Depreciation and amortization					(175,468)
General, administrative and professional fees					(28,774)
Merger-related expenses and deal costs					(4,262)
Other					(4,587)
Income tax expense					(1,744)
Discontinued operations					(8,431)
Net income					$113,098

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Capital expenditures:
Triple-net leased properties	$192,052	$13,180
Senior living operations	16,863	20,168
MOB operations	13,033	64,210
Total capital expenditures	$221,948	$97,558

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues:
United States	$720,107	$659,529
Canada	21,218	23,380
United Kingdom	145	—
Total revenues	$741,470	$682,909

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Net real estate property:
United States	$17,556,584	$17,705,962
Canada	356,580	369,624
United Kingdom	183,303	—
Total net real estate property	$18,096,467	$18,075,586
NOTE 16—CONDENSED CONSOLIDATING INFORMATION
We have fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct 100% owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (excluding Ventas Realty and Ventas Capital Corporation, the “Ventas Subsidiaries”) is obligated with respect to Ventas Realty’s outstanding senior notes.
In connection with the acquisition of Nationwide Health Properties, Inc. (“NHP”), our 100% owned subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.
Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantee with respect to Ventas Realty’s senior notes. Certain of our real estate assets are also subject to mortgages.

The following summarizes our condensed consolidating information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,858	$369,528	$18,187,084	$—	$18,563,470
Cash and cash equivalents	20,912	—	38,879	—	59,791
Escrow deposits and restricted cash	2,104	1,268	72,738	—	76,110
Deferred financing costs, net	758	51,945	7,023	—	59,726
Investment in and advances to affiliates	10,232,196	3,201,998	—	(13,434,194)	—
Other assets	57,552	14,495	871,624	—	943,671
Total assets	$10,320,380	$3,639,234	$19,177,348	$(13,434,194)	$19,702,768
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,520,142	$2,960,909	$—	$9,481,051
Intercompany loans	4,475,259	(4,887,411)	412,152	—	—
Accrued interest	—	40,032	21,051	—	61,083
Accounts payable and other liabilities	94,841	29,488	813,769	—	938,098
Deferred income taxes	252,499	—	—	—	252,499
Total liabilities	4,822,599	1,702,251	4,207,881	—	10,732,731
Redeemable OP unitholder and noncontrolling interests	—	—	160,115	—	160,115
Total equity	5,497,781	1,936,983	14,809,352	(13,434,194)	8,809,922
Total liabilities and equity	$10,320,380	$3,639,234	$19,177,348	$(13,434,194)	$19,702,768

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$618	$69,755	$282,696	$—	$353,069
Resident fees and services	—	—	371,061	—	371,061
Medical office building and other services revenue	—	—	6,300	—	6,300
Income from loans and investments	306	—	10,461	—	10,767
Equity earnings in affiliates	126,085	—	140	(126,225)	—
Interest and other income	152	5	116	—	273
Total revenues	127,161	69,760	670,774	(126,225)	741,470
Expenses:
Interest	(647)	43,094	45,394	—	87,841
Depreciation and amortization	1,422	7,653	184,519	—	193,594
Property-level operating expenses	—	150	287,490	—	287,640
Medical office building services costs	—	—	3,371	—	3,371
General, administrative and professional fees	1,887	5,613	25,366	—	32,866
(Gain) loss on extinguishment of debt, net	(3)	3	(259)	—	(259)
Merger-related expenses and deal costs	1,753	—	9,007	—	10,760
Other	707	319	4,203	—	5,229
Total expenses	5,119	56,832	559,091	—	621,042
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	122,042	12,928	111,683	(126,225)	120,428
Income (loss) from unconsolidated entities	—	522	(274)	—	248
Income tax expense	(3,433)	—	—	—	(3,433)
Income from continuing operations	118,609	13,450	111,409	(126,225)	117,243
Discontinued operations	1,438	556	1,037	—	3,031
Gain on real estate dispositions, net	1,000	—	—	—	1,000
Net income	121,047	14,006	112,446	(126,225)	121,274
Net income attributable to noncontrolling interest	—	—	227	—	227
Net income attributable to common stockholders	$121,047	$14,006	$112,219	$(126,225)	$121,047

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$640	$69,287	$253,023	$—	$322,950
Resident fees and services	—	—	339,170	—	339,170
Medical office building and other services revenue	—	—	3,648	—	3,648
Income from loans and investments	103	294	15,706	—	16,103
Equity earnings in affiliates	116,077	—	250	(116,327)	—
Interest and other income	37	5	996	—	1,038
Total revenues	116,857	69,586	612,793	(116,327)	682,909
Expenses:
Interest	(467)	32,331	46,770	—	78,634
Depreciation and amortization	1,077	7,216	167,175	—	175,468
Property-level operating expenses	—	102	267,099	—	267,201
Medical office building services costs	—	—	1,639	—	1,639
General, administrative and professional fees	(13)	5,622	23,165	—	28,774
Merger-related expenses and deal costs	2,749	—	1,513	—	4,262
Other	40	21	4,526	—	4,587
Total expenses	3,386	45,292	511,887	—	560,565
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	113,471	24,294	100,906	(116,327)	122,344
Income from unconsolidated entities	—	288	641	—	929
Income tax (expense) benefit	(1,745)	—	1	—	(1,744)
Income from continuing operations	111,726	24,582	101,548	(116,327)	121,529
Discontinued operations	467	428	(9,326)	—	(8,431)
Net income	112,193	25,010	92,222	(116,327)	113,098
Net income attributable to noncontrolling interest	—	—	905	—	905
Net income attributable to common stockholders	$112,193	$25,010	$91,317	$(116,327)	$112,193

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$121,047	$14,006	$112,446	$(126,225)	$121,274
Other comprehensive income (loss):
Foreign currency translation	—	—	(3,334)	—	(3,334)
Change in unrealized gain on intra-entity currency loan	594	—	—	—	594
Change in unrealized gain on marketable debt securities	1,306	—	—	—	1,306
Other	—	—	239	—	239
Total other comprehensive income (loss)	1,900	—	(3,095)	—	(1,195)
Comprehensive income	122,947	14,006	109,351	(126,225)	120,079
Comprehensive income attributable to noncontrolling interest	—	—	227	—	227
Comprehensive income attributable to common stockholders	$122,947	$14,006	$109,124	$(126,225)	$119,852

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$112,193	$25,010	$92,222	$(116,327)	$113,098
Other comprehensive income (loss):
Foreign currency translation	—	—	(2,091)	—	(2,091)
Change in unrealized gain on marketable debt securities	61	—	—	—	61
Other	—	—	504	—	504
Total other comprehensive income (loss)	61	—	(1,587)	—	(1,526)
Comprehensive income	112,254	25,010	90,635	(116,327)	111,572
Comprehensive income attributable to noncontrolling interest	—	—	905	—	905
Comprehensive income attributable to common stockholders	$112,254	$25,010	$89,730	$(116,327)	$110,667

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(46,025)	$20,487	$309,959	$—	$284,421
Net cash (used in) provided by investing activities	(155,716)	5,190	(67,824)	—	(218,350)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	182,969	(1,215)	—	181,754
Repayment of debt	—	—	(67,773)	—	(67,773)
Net change in intercompany debt	227,406	(205,292)	(22,114)	—	—
Payment of deferred financing costs	—	(154)	(13)	—	(167)
Cash distribution from (to) affiliates	179,724	(2,618)	(177,106)	—	—
Cash distribution to common stockholders	(213,473)	—	—	—	(213,473)
Cash distribution to redeemable OP unitholders	(1,402)	—	—	—	(1,402)
Distributions to noncontrolling interest	—	—	(2,237)	—	(2,237)
Other	1,636	5	—	—	1,641
Net cash provided by (used in) financing activities	193,891	(25,090)	(270,458)	—	(101,657)
Net (decrease) increase in cash and cash equivalents	(7,850)	587	(28,323)	—	(35,586)
Effect of foreign currency translation on cash and cash equivalents	593	(587)	555	—	561
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$20,912	$—	$38,879	$—	$59,791

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(26,368)	$51,309	$205,364	$—	$230,305
Net cash (used in) provided by investing activities	(47,169)	(5,835)	112,477	—	59,473
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(376,000)	84	—	(375,916)
Proceeds from debt	—	758,460	158,411	—	916,871
Repayment of debt	(11,420)	—	(624,373)	—	(635,793)
Net change in intercompany debt	279,196	(415,487)	136,291	—	—
Payment of deferred financing costs	—	(12,160)	(1,648)	—	(13,808)
Cash distribution (to) from affiliates	(17,903)	(238)	18,141	—	—
Issuance of common stock, net	5,050	—	—	—	5,050
Cash distribution to common stockholders	(195,700)	—	—	—	(195,700)
Cash distribution to redeemable OP unitholders	(1,151)	—	—	—	(1,151)
Purchases of redeemable OP units	(108)	—	—	—	(108)
Distributions to noncontrolling interest	—	—	(1,450)	—	(1,450)
Other	2,058	—	—	—	2,058
Net cash provided by (used in) financing activities	60,022	(45,425)	(314,544)	—	(299,947)
Net (decrease) increase in cash and cash equivalents	(13,515)	49	3,297	—	(10,169)
Effect of foreign currency translation on cash and cash equivalents	—	(49)	—	—	(49)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$3,219	$—	$54,471	$—	$57,690

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

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

•
The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant or manager, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant or manager;

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

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index or the UK Retail Price Index and the effect of those changes on the rent escalators contained in our leases and our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

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

•
Merger and acquisition activity in the seniors housing and healthcare industries resulting in a change of control of, or a competitor’s investment in, one or more of our tenants, operators, borrowers or managers or significant changes in the senior management of our tenants, operators, borrowers or managers; and

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2014, we owned nearly 1,500 properties, including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had two new properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2014, we leased a total of 912 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 239 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 136 properties, respectively, as of March 31, 2014.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At March 31, 2014, 20.4% of our consolidated debt was variable rate debt. Immediately following our April 2014 issuance of $700.0 million aggregate principal amount of senior notes and repayment of substantially all borrowings outstanding under our unsecured revolving credit facility, approximately 14% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2014 Highlights to Date

•	We paid the first quarterly installment of our 2014 dividend in the amount of $0.725 per share, which represents an 8% increase over the same period in the prior year.

•
During the first quarter of 2014, we invested approximately $208 million in healthcare assets, including the acquisition of three high-quality private hospitals located in the United Kingdom. The hospitals are leased to the second largest private hospital operator in the United Kingdom under long-term triple-net leases, with annual rent escalators equaling or exceeding 3%.

•	In April, we issued and sold $700 million aggregate principal amount of senior notes with a weighted average interest rate of 2.75% and a weighted average maturity of seven years.

Concentration Risk
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

	As of March 31, 2014	As of December 31, 2013
Investment mix by asset type (1):
Seniors housing communities	63.7%	64.2%
MOBs	18.0	18.2
Skilled nursing and other facilities	13.5	13.6
Hospitals	3.1	2.3
Secured loans receivable and investments, net	1.7	1.7
Investment mix by tenant, operator and manager (1):
Atria	19.8%	19.9%
Sunrise	13.7	13.9
Brookdale Senior Living	9.6	9.7
Kindred	3.0	3.2
All other	53.9	53.3

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2014	2013
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	50.4%	50.1%
Kindred	7.4	9.3
Brookdale Senior Living	5.5	5.7
All others	36.7	34.9
Adjusted EBITDA (2):
Senior living operations	28.5%	27.1%
Kindred	12.1	15.1
Brookdale Senior Living	9.2	9.5
All others	50.2	48.3
NOI (3):
Senior living operations	27.3%	26.2%
Kindred	12.2	15.4
Brookdale Senior Living	9.0	9.5
All others	51.5	48.9
Operations mix by geographic location (4):
California	15.3%	14.0%
New York	9.9	10.2
Texas	7.1	6.5
Illinois	4.7	4.7
Florida	4.2	4.2
All others	58.8	60.4

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations).

(3)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (excluding amounts in discontinued operations).

(4)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2014, none of our triple-net leases were renewed or expired without renewal that had a material impact on our financial condition or results of operations for that period.

In September 2013, we entered into favorable agreements with Kindred to extend the leases with respect to 48 of the 108 licensed healthcare assets whose lease terms were originally scheduled to expire on April 30, 2015 (the “2015 Renewal Assets”). At the time of our agreements, aggregate annual rent for the 2015 Renewal Assets was $138 million. The 48 re-leased properties consist of 26 skilled nursing facilities and 22 long-term acute care hospitals. New annual rent, commencing October 1, 2014, for the 48 re-leased properties will be $95.9 million, an increase of $15 million over then current annual base rent. On October 1, 2013, Kindred also paid us $20 million, which is being amortized over the new lease terms. As part of our agreements, we and Kindred agreed to accelerate the expiration of the lease terms for the 60 non-renewed assets to September 30, 2014.
We currently have signed leases for 55 of the 60 skilled nursing facilities that were not re-leased by Kindred, six of which have already been transitioned to the replacement tenant. We intend to sell the remaining five skilled nursing facilities, four of which are under contract for sale. Although we expect to successfully complete all of these transactions by the fourth quarter of 2014, they remain subject to regulatory approval and other conditions, and we cannot assure you that we will be able to do so on a timely basis, if at all.
Kindred is required to continue to perform all of its obligations, including without limitation, payment of all rental amounts, under the applicable master lease for the non-renewed assets until expiration of the current lease term. Subject to the terms of our agreements, we have the flexibility to transition the non-renewed assets either before or after the September 30, 2014 lease expiration date. Moreover, we own or have the rights to all licenses and certificates of need (“CONs”) at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
We do not expect that the re-leasing or repositioning of the non-renewed assets will materially impact our results of operations in 2014 or 2015. However, we cannot provide any assurances of the actual impact these transactions will have on our future operations, nor can we assure you as to whether, when or on what terms we will be able to re-lease or reposition any or all of the non-renewed assets to qualified healthcare operators. Our ability to re-lease or reposition the non-renewed assets could be significantly delayed or limited by state licensing, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of-ownership proceedings. In addition, we may be required to fund certain expenses and incur obligations to preserve the value of, and avoid the imposition of liens on, the non-renewed assets while they are being re-leased or repositioned.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption. We adopted ASU 2014-08 for the quarter ended March 31, 2014.

Results of Operations
As of March 31, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
Three Months Ended March 31, 2014 and 2013
The table below shows our results of operations for the three months ended March 31, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$238,994	$213,645	$25,349	11.9%
Senior Living Operations	122,766	108,262	14,504	13.4
MOB Operations	77,159	75,021	2,138	2.8
All Other	11,267	16,103	(4,836)	(30.0)
Total segment NOI	450,186	413,031	37,155	9.0
Interest and other income	273	1,038	(765)	(73.7)
Interest expense	(87,841)	(78,634)	(9,207)	(11.7)
Depreciation and amortization	(193,594)	(175,468)	(18,126)	(10.3)
General, administrative and professional fees	(32,866)	(28,774)	(4,092)	(14.2)
Gain on extinguishment of debt, net	259	—	259	nm
Merger-related expenses and deal costs	(10,760)	(4,262)	(6,498)	( > 100 )
Other	(5,229)	(4,587)	(642)	(14.0)
Income before income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	120,428	122,344	(1,916)	(1.6)
Income from unconsolidated entities	248	929	(681)	(73.3)
Income tax expense	(3,433)	(1,744)	(1,689)	(96.8)
Income from continuing operations	117,243	121,529	(4,286)	(3.5)
Discontinued operations	3,031	(8,431)	11,462	> 100
Gain on real estate dispositions, net	1,000	—	1,000	nm
Net income	121,274	113,098	8,176	7.2
Net income attributable to noncontrolling interest	227	905	678	74.9
Net income attributable to common stockholders	$121,047	$112,193	8,854	7.9

nm - not meaningful

Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$237,846	$212,534	$25,312	11.9%
Other services revenue	1,148	1,111	37	3.3
Segment NOI	$238,994	$213,645	25,349	11.9
Triple-net leased properties segment NOI increased during the three months ended March 31, 2014 over the prior year primarily due to rent from the properties we acquired after January 1, 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2014 for the fourth quarter of 2013 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2013 for the fourth quarter of 2012.

	Number of Properties Owned at March 31, 2014 (1)	Average Occupancy For the Three Months Ended December 31, 2013 (1)	Number of Properties Owned at March 31, 2013 (1)	Average Occupancy For the Three Months Ended December 31, 2012 (1)
Seniors housing communities	444	88.2%	417	86.5%
Skilled nursing facilities	305	80.5	305	81.9
Hospitals	46	53.7	46	56.7

(1)
Excludes properties classified as held for sale, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended March 31, 2014 and 2013, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 845 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2013 through March 31, 2014.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$220,310	$212,335	$7,975	3.8%
Other services revenue	1,148	1,111	37	3.3
Segment NOI	$221,458	$213,446	8,012	3.8
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.

Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$371,061	$339,170	$31,891	9.4%
Less:
Property-level operating expenses	(248,295)	(230,908)	(17,387)	(7.5)
Segment NOI	$122,766	$108,262	14,504	13.4
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the first quarter of 2014 over the first quarter of 2013 primarily due to the seniors housing communities we acquired after January 1, 2013 and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended March 31, 2014 over the same period in 2013 primarily due to the acquired properties described above, increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 222 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$346,471	$339,170	$7,301	2.2%
Less:
Property-level operating expenses	(233,354)	(230,908)	(2,446)	(1.1)
Segment NOI	$113,117	$108,262	4,855	4.5
Same-store senior living operations NOI increased year over year primarily due to higher average monthly revenue per occupied room, partially offset by increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended March 31, 2014 and 2013:

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Total communities	239	222	90.6%	91.0%	$5,541	$5,492
Same-store communities	222	222	90.8	91.0	5,628	5,492

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$115,223	$110,416	$4,807	4.4%
Medical office building services revenue	4,652	2,537	2,115	83.4
Total revenues	119,875	112,953	6,922	6.1
Less:
Property-level operating expenses	(39,345)	(36,293)	(3,052)	(8.4)
Medical office building services costs	(3,371)	(1,639)	(1,732)	( > 100 )
Segment NOI	$77,159	$75,021	2,138	2.8
The increases in our MOB operations segment revenues and property-level operating expenses in the first quarter of 2014 over the same period in 2013 are attributed primarily to the MOBs we acquired after January 1, 2013 and slightly higher base rents, partially offset by increased weather-related expenses.
Medical office building services revenue and costs both increased year over year primarily due to increased construction activity during the first quarter of 2014 over the same period in 2013.
The following table compares results of continuing operations for our 296 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Three Months Ended March 31,		Increase (Decrease) to Income
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$109,580	$109,383	$197	0.2%
Less:
Property-level operating expenses	(37,301)	(35,979)	(1,322)	(3.7)
Segment NOI	$72,279	$73,404	(1,125)	(1.5)
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended March 31, 2014 and 2013:

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	300	90.0%	90.5%	$30	$30
Same-store MOBs	296	296	89.9	90.4	29	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments decreased for the three months ended March 31, 2014 over the same period in 2013 primarily due to final repayments and sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $8.2 million increase in total interest expense, including interest allocated to discontinued operations of $0.7 million and $1.7 million for the three months ended March 31, 2014 and 2013, respectively, is attributed primarily to $8.4 million of additional interest due to higher debt balances, partially offset by a $0.6 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for the three months ended March 31, 2014 and 2013.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to the $1.8 billion of acquisitions we made in 2013.
General, Administrative and Professional Fees
General, administrative and professional fees increased $4.1 million during the three months ended March 31, 2014 compared to the same period in 2013 primarily due to our continued organizational growth.
Gain on Extinguishment of Debt, Net
The gain on extinguishment of debt for the three months ended March 31, 2014 resulted primarily from early mortgage repayments. There were no similar transactions during the three months ended March 31, 2013.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions as required by GAAP to be expensed rather than capitalized into the asset value. The $6.5 million increase during the three months ended March 31, 2014 over the prior year is primarily due to increased investment activity in the first quarter of 2014 compared to the first quarter of 2013.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio. The increase in other during the three months ended March 31, 2014 compared to the same period in 2013 is due primarily to costs associated with re-leasing certain triple-net leased assets.
Income Tax Expense
Income tax expense for the three months ended March 31, 2014 was due primarily to operating income at our TRS entities. Income tax expense for the three months ended March 31, 2013 was due primarily to additions to income tax contingency reserves.
Discontinued Operations
Discontinued operations for the three months ended March 31, 2014 reflects activity related to 17 properties, five of which were sold during the first quarter of 2014 and 12 of which were classified as held for sale as of March 31, 2014. We recognized a net gain of $1.4 million on real estate dispositions during the three months ended March 31, 2014. Discontinued operations for the comparable 2013 period reflects activity related to 39 properties, seven of which were sold during the first quarter of 2013, resulting in a net gain of $0.5 million.
Gain on Real Estate Dispositions, Net
The net gain on real estate dispositions for the three months ended March 31, 2014 resulted primarily from the sale of an MOB that was not reported in discontinued operations. Net gains on real estate dispositions for the three months ended March 31, 2013 are classified in discontinued operations.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended March 31, 2014 and 2013 represents our partners’ joint venture interests in 51 properties and 57 properties, respectively.

Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to their most directly comparable GAAP measures.
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

Our FFO and normalized FFO for the three months ended March 31, 2014 and 2013 are summarized in the following table. The increase in normalized FFO for the three months ended March 31, 2014 over the same period in 2013 is due primarily to our 2013 investments, strong same-store growth in our senior living operations segment, rental increases from our triple-net leased portfolio and receipt of other payments. These benefits were partially offset by higher debt balances, increases in general and administrative expenses and asset sales and loan repayments.

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income attributable to common stockholders	$121,047	$112,193
Adjustments:
Real estate depreciation and amortization	192,043	174,190
Real estate depreciation related to noncontrolling interest	(2,644)	(2,502)
Real estate depreciation related to unconsolidated entities	1,494	1,646
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)
Gain on real estate dispositions, net	(1,000)	—
Discontinued operations:
Gain on real estate dispositions, net	(1,438)	(477)
Depreciation on real estate assets	281	11,475
FFO	309,783	295,284
Adjustments:
Change in fair value of financial instruments	(68)	25
Income tax expense	3,433	1,744
Gain on extinguishment of debt, net	(810)	—
Merger-related expenses and deal costs	10,761	4,262
Amortization of other intangibles	256	256
Normalized FFO	$323,355	$301,571

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$121,274	$113,098
Adjustments:
Interest	88,519	80,329
Gain on extinguishment of debt, net	(810)	—
Taxes (including amounts in general, administrative and professional fees)	4,660	2,893
Depreciation and amortization	193,875	186,943
Non-cash stock-based compensation expense	6,044	5,662
Merger-related expenses and deal costs	10,760	4,262
Gain on real estate dispositions, net	(2,437)	(477)
Change in fair value of financial instruments	(68)	25
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)
Adjusted EBITDA	$421,817	$391,494

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(In thousands)
Net income	$121,274	$113,098
Adjustments:
Interest and other income	(1,023)	(1,038)
Interest	88,519	80,329
Depreciation and amortization	193,875	186,943
General, administrative and professional fees	32,866	28,774
Gain on extinguishment of debt, net	(259)	—
Merger-related expenses and deal costs	10,760	4,262
Other	5,345	4,063
Income from unconsolidated entities	(248)	(929)
Income tax expense	3,433	1,744
Gain on real estate dispositions, net	(2,437)	(477)
NOI	452,105	416,769
Discontinued operations	(1,919)	(3,738)
NOI (excluding amounts in discontinued operations)	$450,186	$413,031
Liquidity and Capital Resources
As of March 31, 2014, we had a total of $59.8 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2014, we also had escrow deposits and restricted cash of $76.1 million and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the three months ended March 31, 2014, our principal sources of liquidity were cash flows from operations, net borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.
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
Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of March 31, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2014, we had $559.3 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility. Subsequent to March 31, 2014, we repaid substantially all amounts outstanding under our unsecured revolving credit facility.
Senior Notes
In April 2014, we issued and sold $300.0 million aggregate principal amount of 1.250% senior notes due 2017 at a public offering price equal to 99.815% of par, for total proceeds of $299.4 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.750% senior notes due 2024 at a public offering price equal to 99.304% of par, for total proceeds of $397.2 million before the underwriting discount and expenses. We used a portion of these proceeds to repay substantially all amounts outstanding under our unsecured revolving credit facility.
Cash Flows
The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2014	2013	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$94,816	$67,908	$26,908	39.6%
Net cash provided by operating activities	284,421	230,305	54,116	23.5
Net cash (used in) provided by investing activities	(218,350)	59,473	(277,823)	( > 100 )
Net cash used in financing activities	(101,657)	(299,947)	198,290	66.1
Effect of foreign currency translation on cash and cash equivalents	561	(49)	610	> 100
Cash and cash equivalents at end of period	$59,791	$57,690	2,101	3.6
Cash Flows from Operating Activities
Cash flows from operating activities increased during the three months ended March 31, 2014 over the same period in 2013 primarily due to the increases in NOI and FFO as previously described.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2014 and 2013 consisted primarily of cash paid for our investments in real estate ($181.9 million and $56.2 million in 2014 and 2013, respectively), purchase of marketable debt securities ($25.0 million in 2014), capital expenditures ($16.1 million and $19.8 million in 2014 and 2013, respectively) and development project expenditures ($23.9 million and $21.6 million in 2014 and 2013, respectively). Cash provided by investing activities during the three months ended March 31, 2014 and 2013 consisted primarily of proceeds from loans receivable ($1.2 million and $146.4 million in 2014 and 2013, respectively) and proceeds from real estate disposals ($26.2 million and $11.3 million in 2014 and 2013, respectively).
Cash Flows from Financing Activities
Cash used in financing activities during the three months ended March 31, 2014 and 2013 consisted primarily of net payments made on our unsecured revolving credit facility and term loans ($375.9 million in 2013), debt repayments ($67.8 million and $635.8 million in 2014 and 2013, respectively) and cash distributions to common stockholders, unitholders and noncontrolling interest parties ($217.1 million and $198.3 million in 2014 and 2013, respectively). These cash outflows were partially offset by net proceeds from the issuance of debt ($916.9 million in 2013) and net borrowings under our unsecured revolving credit facility ($181.8 million in 2014).
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which may increase the amount of rent payable with respect to the properties in certain cases. We expect to fund any capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases with cash flows from operations or through additional borrowings.
We also expect to fund capital expenditures related to our senior living operations and MOB operations reportable business segments with the cash flows from the properties or through additional borrowings. To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of March 31, 2014, we had two properties in various stages of development pursuant to these agreements. Through March 31, 2014, we have funded $2.9 million of our estimated total commitment over the projected development period ($11.0 million to $12.0 million) toward these projects.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The following discussion of our exposure to various market risks contains forward-looking statements that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in light of information currently available to us. Nevertheless, because of the inherent unpredictability of interest rates and other factors, actual results could differ materially from those projected in such forward-looking information.
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
For fixed rate debt, interest rate fluctuations generally affect the fair value, but not our earnings or cash flows. Therefore, interest rate risk does not have a significant impact on our fixed rate debt obligations until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by additional borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs.
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of March 31, 2014 and December 31, 2013:

	As of March 31, 2014	As of December 31, 2013
	(In thousands)
Gross book value	$7,517,498	$7,573,698
Fair value (1)	7,740,732	7,690,196
Fair value reflecting change in interest rates (1):
-100 basis points	8,125,779	8,069,013
+100 basis points	7,371,979	7,320,251

(1)	The change in fair value of our fixed rate debt from December 31, 2013 to March 31, 2014 was due primarily to 2014 mortgage loan repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2014	As of December 31, 2013	As of March 31, 2013
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$5,418,543	$5,418,543	$4,568,543
Mortgage loans and other (1)	2,098,955	2,155,155	2,384,126
Variable rate:
Unsecured revolving credit facilities (2)	559,299	376,343	164,734
Unsecured term loans	996,165	1,000,702	682,282
Mortgage loans and other	369,674	369,734	429,904
Total	$9,442,636	$9,320,477	$8,229,589
Percentage of total debt:
Fixed rate:
Senior notes and other	57.4%	58.1%	55.5%
Mortgage loans and other (1)	22.2	23.2	29.0
Variable rate:
Unsecured revolving credit facilities (2)	5.9	4.0	2.0
Unsecured term loans	10.6	10.7	8.3
Mortgage loans and other	3.9	4.0	5.2
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.7%	3.7%	3.8%
Mortgage loans and other (1)	6.0	6.0	6.1
Variable rate:
Unsecured revolving credit facilities (2)	1.3	1.2	1.4
Unsecured term loans	1.3	1.3	1.6
Mortgage loans and other	1.7	1.7	1.9
Total	3.7	3.8	4.1

(1)
Borrowings as of December 31, 2013 exclude $13.1 million of debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. Borrowings as of March 31, 2013 exclude $23.0 million of debt related to a real estate asset classified as held for sale as of March 31, 2013, which matured in September 2013. Both amounts were included in accounts payable and other liabilities on our Consolidated Balance Sheets.

(2)	Subsequent to March 31, 2014, we repaid substantially all amounts outstanding under our unsecured revolving credit facility.
The variable rate debt in the table above reflects, in part, the effect of $153.7 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $59.6 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt at March 31, 2014 compared to December 31, 2013 is primarily attributable to additional borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2014, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2014, interest expense for 2014 would increase by approximately $19.2 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.

As of March 31, 2014 and December 31, 2013, our joint venture and operating partners’ aggregate share of total debt was $172.5 million and $174.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $88.7 million and $89.3 million as of March 31, 2014 and December 31, 2013, respectively.
As of March 31, 2014 and December 31, 2013, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $395.1 million and $395.7 million, respectively.
We are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and results of operations. Based solely on our operating results for the three months ended March 31, 2014, if the value of the U.S. dollar relative to these foreign currencies were to increase or decrease by 10%, our NOI would have decreased or increased, as applicable, by less than approximately $0.3 million and less than $0.4 million, respectively, and net income would have decreased or increased, as applicable, each by less than $0.1 million, for the three-month period. We currently have in place, and may in the future pursue, various hedging arrangements or borrowings in local currencies (including under our unsecured credit facility) to mitigate the impact of foreign currency exchange rate fluctuations, depending on our assessment of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies.  Nevertheless, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2014, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the first quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 11—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2013.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2014:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	52,105	$61.33
February 1 through February 28	1,553	61.49
March 1 through March 31	9,713	60.50

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock or restricted stock units granted to employees under our 2006 Incentive Plan or 2012 Incentive Plan or under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of exercise, as the case may be.

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.
4.2	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas, Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 28, 2014

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.
4.2	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas, Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.