Form 10-Q
period 2014-06-30
VENTAS INC
filed 2014-08-11
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 6, 2014:
Common Stock, $0.25 par value	294,336,401

EXPLANATORY NOTE
As previously disclosed, on July 3, 2014, after the close of business, Ernst & Young LLP (“EY”) notified Ventas, Inc. (the “Company”) that, in each case, due solely to a determination that EY was not independent of the Company for the referenced periods: (i) it was withdrawing its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and its reports on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2013, and that such reports should no longer be relied upon, and (ii) its quarterly review procedures with respect to the Company’s financial statements for the quarterly period ended March 31, 2014 should no longer be relied upon.  EY stated that it had concluded it was not independent of the Company due solely to an inappropriate personal relationship between an EY partner, who, until June 30, 2014, was the EY lead audit partner on the Company’s 2014 audit and quarterly review and was previously an audit engagement partner on the Company’s 2013 and 2012 audits, and an individual in a financial reporting oversight role at the Company. EY did not bring any other matters to the Company’s attention that would affect the Company’s financial statements or internal control over financial reporting, and the Company continues to believe that the Company’s financial statements covering the referenced periods present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company as of the end of and for the referenced periods and may continue to be relied upon, and that the Company’s internal control over financial reporting was effective during these periods.
On July 5, 2014, the Company terminated EY as the Company’s registered public accounting firm, effective immediately, due to EY’s determination that it was not independent of the Company with respect to the above referenced periods, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices.
Effective on July 9, 2014, the Company’s Audit Committee engaged KPMG LLP (“KPMG”) as the Company’s new independent public accounting firm: (i) to perform independent audit services for the fiscal year ending December 31, 2014, (ii) to re-audit the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and the Company’s internal controls over financial reporting for 2013 and (iii) to perform quarterly review procedures for the Company’s Quarterly Reports on Form 10-Q filed in 2014.  The Company’s unaudited interim financial statements for the quarter ended June 30, 2014 that are presented in this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. Securities and Exchange Commission rules. The Company expects KPMG to complete its re-audits of the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and its re-review of the Company’s financial statements for the quarter ended March 31, 2014 by the end of the third quarter of 2014, although there can be no assurance as to the timing of such completion. There also can be no assurance that KPMG will reach the same conclusions as EY regarding the application of accounting standards, management estimates or other factors affecting the Company’s financial statements in connection with such re-audits and re-review, or that adjustments to or restatements of the Company’s financial statements for such periods will not be required as a result.
See “Note 2—Accounting Policies” and “Note 17—Subsequent Events” of the Notes to Consolidated Financial Statements included herein for information on the matters discussed above.

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2014	December 31, 2013
Assets
Real estate investments:
Land and improvements	$1,848,922	$1,855,968
Buildings and improvements	18,591,786	18,457,028
Construction in progress	93,629	80,415
Acquired lease intangibles	1,009,474	1,010,181
	21,543,811	21,403,592
Accumulated depreciation and amortization	(3,657,541)	(3,328,006)
Net real estate property	17,886,270	18,075,586
Secured loans receivable and investments, net	414,051	376,229
Investments in unconsolidated entities	89,423	91,656
Net real estate investments	18,389,744	18,543,471
Cash and cash equivalents	86,635	94,816
Escrow deposits and restricted cash	75,514	84,657
Deferred financing costs, net	63,399	62,215
Other assets	1,175,494	946,335
Total assets	$19,790,786	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$9,602,439	$9,364,992
Accrued interest	56,722	54,349
Accounts payable and other liabilities	975,282	1,001,515
Deferred income taxes	256,392	250,167
Total liabilities	10,890,835	10,671,023
Redeemable OP unitholder and noncontrolling interests	169,292	156,660
Commitments and contingencies
Equity:
Ventas stockholders' equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 294,358 and 297,901 shares issued at June 30, 2014 and December 31, 2013, respectively	73,602	74,488
Capital in excess of par value	9,849,301	10,078,592
Accumulated other comprehensive income	26,255	19,659
Retained earnings (deficit)	(1,294,048)	(1,126,541)
Treasury stock, 0 and 3,712 shares at June 30, 2014 and December 31, 2013, respectively	—	(221,917)
Total Ventas stockholders' equity	8,655,110	8,824,281
Noncontrolling interest	75,549	79,530
Total equity	8,730,659	8,903,811
Total liabilities and equity	$19,790,786	$19,731,494
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenues:
Rental income:
Triple-net leased	$242,726	$213,171	$480,572	$425,705
Medical office buildings	114,890	110,277	230,113	220,693
	357,616	323,448	710,685	646,398
Resident fees and services	374,473	341,594	745,534	680,764
Medical office building and other services revenue	4,367	3,537	10,667	7,185
Income from loans and investments	14,625	14,733	25,392	30,836
Interest and other income	173	797	446	1,835
Total revenues	751,254	684,109	1,492,724	1,367,018
Expenses:
Interest	91,501	82,237	179,342	160,871
Depreciation and amortization	190,818	171,527	384,412	346,995
Property-level operating expenses:
Senior living	249,424	231,337	497,719	462,245
Medical office buildings	39,335	38,151	78,680	74,444
	288,759	269,488	576,399	536,689
Medical office building services costs	1,626	1,667	4,997	3,306
General, administrative and professional fees	31,306	27,324	64,172	56,098
Loss (gain) on extinguishment of debt, net	2,924	(720)	2,665	(720)
Merger-related expenses and deal costs	9,599	6,667	20,359	10,929
Other	4,863	4,385	10,092	8,972
Total expenses	621,396	562,575	1,242,438	1,123,140
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	129,858	121,534	250,286	243,878
Income (loss) from unconsolidated entities	348	(506)	596	423
Income tax (expense) benefit	(3,274)	12,064	(6,707)	10,320
Income from continuing operations	126,932	133,092	244,175	254,621
Discontinued operations	(255)	(18,559)	2,776	(26,990)
Gain on real estate dispositions	11,889	—	12,889	—
Net income	138,566	114,533	259,840	227,631
Net income (loss) attributable to noncontrolling interest	168	(47)	395	858
Net income attributable to common stockholders	$138,398	$114,580	$259,445	$226,773
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.47	$0.45	$0.87	$0.87
Discontinued operations	(0.00)	(0.06)	0.01	(0.09)
Net income attributable to common stockholders	$0.47	$0.39	$0.88	$0.78
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.47	$0.45	$0.87	$0.86
Discontinued operations	(0.00)	(0.06)	0.01	(0.09)
Net income attributable to common stockholders	$0.47	$0.39	$0.88	$0.77
Weighted average shares used in computing earnings per common share:
Basic	293,988	292,635	293,932	292,049
Diluted	296,504	295,123	296,369	294,584
Dividends declared per common share	$0.725	$0.67	$1.45	$1.34
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Net income	$138,566	$114,533	$259,840	$227,631
Other comprehensive income (loss):
Foreign currency translation	2,761	(2,722)	(573)	(4,813)
Change in unrealized gain on intra-entity currency loan	4,958	—	5,552	—
Change in unrealized gain on marketable securities	265	(868)	1,571	(807)
Other	(193)	1,514	46	2,018
Total other comprehensive income (loss)	7,791	(2,076)	6,596	(3,602)
Comprehensive income	146,357	112,457	266,436	224,029
Comprehensive income (loss) attributable to noncontrolling interest	168	(47)	395	858
Comprehensive income attributable to common stockholders	$146,189	$112,504	$266,041	$223,171

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2014 and the Year Ended December 31, 2013
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$73,904	$9,920,962	$23,354	$(777,927)	$(221,165)	$9,019,128	$70,235	$9,089,363
Net income	—	—	—	453,509	—	453,509	1,380	454,889
Other comprehensive loss	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(8,202)	(8,202)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	74,488	10,078,592	19,659	(1,126,541)	(221,917)	8,824,281	79,530	8,903,811
Net income	—	—	—	259,445	—	259,445	395	259,840
Other comprehensive income	—	—	6,596	—	—	6,596	—	6,596
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Net change in noncontrolling interest	—	(2,689)	—	—	—	(2,689)	(5,807)	(8,496)
Dividends to common stockholders—$1.45 per share	—	—	—	(426,952)	—	(426,952)	—	(426,952)
Issuance of common stock for stock plans	3	3,289	—	—	2,176	5,468	—	5,468
Change in redeemable noncontrolling interest	—	(2,062)	—	—	—	(2,062)	1,431	(631)
Adjust redeemable OP unitholder interests to current fair value	—	(14,778)	—	—	—	(14,778)	—	(14,778)
Purchase of OP units	1	87	—	—	—	88	—	88
Grant of restricted stock, net of forfeitures	34	7,014	—	—	(1,335)	5,713	—	5,713
Balance at June 30, 2014	$73,602	$9,849,301	$26,255	$(1,294,048)	$—	$8,655,110	$75,549	$8,730,659
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net income	$259,840	$227,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	385,940	380,932
Amortization of deferred revenue and lease intangibles, net	(9,879)	(7,003)
Other non-cash amortization	(2,928)	(9,401)
Stock-based compensation	11,411	10,800
Straight-lining of rental income, net	(17,231)	(14,330)
Loss (gain) on extinguishment of debt, net	2,665	(873)
Gain on real estate dispositions (including amounts in discontinued operations)	(14,142)	(2,195)
Gain on real estate loan investments	—	(1,099)
Gain on sale of marketable securities	—	(856)
Income tax expense (benefit)	6,407	(10,320)
(Income) loss from unconsolidated entities	(596)	818
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)
Other	6,494	3,872
Changes in operating assets and liabilities:
Decrease (increase) in other assets	11,208	(16,415)
Increase in accrued interest	2,374	3,315
Decrease in accounts payable and other liabilities	(45,861)	(55,947)
Net cash provided by operating activities	595,702	507,688
Cash flows from investing activities:
Net investment in real estate property	(271,526)	(283,622)
Purchase of noncontrolling interest	(3,588)	(6,124)
Investment in loans receivable and other	(44,488)	(32,332)
Proceeds from real estate disposals	52,350	24,290
Proceeds from loans receivable	5,980	218,043
Purchase of marketable securities	(46,689)	—
Proceeds from sale or maturity of marketable securities	—	5,493
Funds held in escrow for future development expenditures	2,602	11,816
Development project expenditures	(44,423)	(48,284)
Capital expenditures	(35,526)	(32,459)
Other	(125)	(411)
Net cash used in investing activities	(385,433)	(143,590)
Cash flows from financing activities:
Net change in borrowings under credit facilities	(199,951)	(280,926)
Proceeds from debt	696,661	918,455
Repayment of debt	(272,726)	(685,518)
Payment of deferred financing costs	(6,846)	(12,997)
Issuance of common stock, net	—	82,384
Cash distribution to common stockholders	(426,952)	(392,230)
Cash distribution to redeemable OP unitholders	(2,762)	(2,313)
Purchases of redeemable OP units	—	(208)
Contributions from noncontrolling interest	—	2,094
Distributions to noncontrolling interest	(4,908)	(5,045)
Other	(574)	6,808
Net cash used in financing activities	(218,058)	(369,496)
Net decrease in cash and cash equivalents	(7,789)	(5,398)
Effect of foreign currency translation on cash and cash equivalents	(392)	(89)
Cash and cash equivalents at beginning of period	94,816	67,908
Cash and cash equivalents at end of period	$86,635	$62,421
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$54,282	$90,020
Other assets acquired	1,634	2,562
Debt assumed	51,115	68,602
Other liabilities	3,675	10,493
Deferred income tax liability	1,126	1,794
Noncontrolling interests	—	11,693
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2014, we owned nearly 1,500 properties, including seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had two properties under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2014, we leased a total of 906 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 241 of our seniors housing communities pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 99 properties, respectively, as of June 30, 2014.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Consolidated Balance Sheet as of December 31, 2013 was derived from our financial statements for the fiscal year then ended previously audited by Ernst & Young LLP (“EY”), who was terminated as our registered public accounting firm, effective July 5, 2014, due to EY’s determination that it was not independent of us for the referenced period (see “Note 17—Subsequent Events”).  The Audit Committee of our Board of Directors and our management believe that the interim financial information presented herein presents fairly, in all material respects, our financial condition, results of operations and cash flows as of and for the three and six months ended June 30, 2014.  We plan to file amendments to our Annual Reports on Form 10-K for the fiscal years ended December 31, 2012 and 2013 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 as soon as practicable following the completion of the re-audit of our financial statements for 2012 and 2013 and the re-review of our financial statements for the first quarter of 2014 by KPMG LLP (“KPMG”), who was appointed by our Audit Committee as our new independent registered public accounting firm, effective on July 9, 2014.
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

GAAP requires us to identify entities for which control is achieved through means other than voting rights and to determine which business enterprise is the primary beneficiary of variable interest entities (“VIEs”). A VIE is broadly defined as an entity with one or more of the following characteristics: (a) the total equity investment at risk is insufficient to finance the entity’s activities without additional subordinated financial support; (b) as a group, the holders of the equity investment at risk lack (i) the ability to make decisions about the entity’s activities through voting or similar rights, (ii) the obligation to absorb the expected losses of the entity, or (iii) the right to receive the expected residual returns of the entity; and (c) the equity investors have voting rights that are not proportional to their economic interests, and substantially all of the entity’s activities either involve, or are conducted on behalf of, an investor that has disproportionately few voting rights. We consolidate our investment in a VIE when we determine that we are its primary beneficiary. We may change our original assessment of a VIE upon subsequent events such as the modification of contractual arrangements that affects the characteristics or adequacy of the entity’s equity investments at risk and the disposition of all or a portion of an interest held by the primary beneficiary.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of June 30, 2014, third party investors owned 2,447,878 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.1% of the total units then outstanding, and we owned 6,597,865 Class B limited partnership units in NHP/PMB, representing the remaining 72.9%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of June 30, 2014 and December 31, 2013, the fair value of the redeemable OP unitholder interests was $123.6 million and $111.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2014 and December 31, 2013. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In other cases, net income or loss is allocated between the joint venture partners based on the hypothetical liquidation at book value method (the “HLBV method”). We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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

•
Marketable equity securities - We estimate the fair value of marketable equity securities (publicly traded equity securities) using level one inputs: we observe quoted prices for identical assets or liabilities in active markets.

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

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2014 and December 31, 2013, this cumulative excess totaled $166.9 million (net of allowances of $127.8 million) and $150.8 million (net of allowances of $101.4 million), respectively.
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
Other
We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectibility is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to or less than our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables, and defer recognition of revenue if collectibility is not reasonably assured. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we defer recognition of the straight-line rental revenue and, in certain circumstances, provide a reserve against the previously recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized and/or we may increase or reduce our reserve against the previously recognized straight-line rent receivable asset.
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
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for our financial statements beginning January 1, 2017; however, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements, as the majority of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of June 30, 2014, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 20.5%, 13.6%, 9.6% and 2.3%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2014). Seniors housing communities constituted approximately 64.4% of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2014), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 35.6%. Our properties were located in 46 states, the District of Columbia, two Canadian provinces and the United Kingdom as of June 30, 2014, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended June 30, 2014 and 2013, approximately 5.3% and 5.7%, respectively, of our total revenues and 8.6% and 9.5%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 6.5% and 8.2%, respectively, of our total revenues and 10.6% and 13.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
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
In July 2014, Brookdale Senior Living completed its acquisition of Emeritus Corporation (“Emeritus”), which operates 15 of our triple-net leased properties (excluding one property classified as held for sale as of June 30, 2014). In connection with the transaction, we entered into favorable arrangements with Brookdale Senior Living and Emeritus regarding the terms of our existing leases.  We do not expect the transaction or those arrangements to have a material impact on our financial condition or results of operations.
Currently, we have re-leased to Kindred, transitioned to new operators or sold 103 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014.  We expect to transition or sell by the end of 2014 the remaining five skilled nursing facilities whose leases were not renewed by Kindred, although these transactions remain subject to regulatory approval and other conditions, and we cannot assure you that we will be able to successfully complete them on a timely basis, if at all, or that expected financial results will be achieved.
Kindred must continue to perform all of its obligations under the applicable master lease, including without limitation, payment of all rental amounts, for the remaining non-renewed assets until expiration of their current lease terms. Kindred is also required to continue to pay full rent through December 31, 2014 on four of those five assets if the transitions have not yet occurred (and the fifth asset is currently under contract for sale). Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Senior Living Operations
As of June 30, 2014, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 239 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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

NOTE 4—DISPOSITIONS
2014 Activity
During the six months ended June 30, 2014, we sold eight triple-net leased properties and four properties included in our MOB operations reportable business segment for aggregate consideration of $52.4 million. We recognized a net gain on the sales of these assets of $14.3 million, $1.1 million of which is reported within discontinued operations in our Consolidated Statements of Income.
2013 Activity
During the six months ended June 30, 2013, we sold fourteen triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and two properties included in our MOB operations reportable business segment for aggregate consideration of $24.5 million, including lease termination fees of $0.3 million. We recognized a net gain on the sales of these assets of $2.4 million, all of which is reported within discontinued operations in our Consolidated Statements of Income.
Discontinued Operations
We present separately, as discontinued operations in all periods presented, the results of operations for all assets classified as held for sale as of June 30, 2014, and all assets disposed of during the period from January 1, 2013 through June 30, 2014, that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of June 30, 2014 and December 31, 2013, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	June 30, 2014			December 31, 2013
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (2)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)

Triple-net leased properties	11	$111,099	$49,145	15	$125,981	$50,456
MOB operations (3)	36	179,486	50,394	4	29,359	14,044
Total	47	$290,585	$99,539	19	$155,340	$64,500

(1)	The operations for eight triple-net leased properties and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.

(2)	The operations for all properties listed are reported in discontinued operations in our Consolidated Statements of Income.

(3)
Includes 34 MOBs that are being marketed for sale and were classified as held for sale as of June 30, 2014. Aggregate NOI for this portfolio of assets was $6.2 million and $7.6 million for the six months ended June 30, 2014 and 2013, respectively. The sale of these MOBs does not meet the criteria for reporting as discontinued operations.

We recognized impairments of $6.8 million and $27.5 million for the six months ended June 30, 2014 and 2013, respectively, which are recorded primarily as a component of depreciation and amortization. A portion of these impairments ($1.5 million and $26.1 million, respectively) was recorded in discontinued operations for the six months ended June 30, 2014 and 2013.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three and six months ended June 30, 2014 and 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Rental income	$1,808	$3,853	$4,008	$7,885
Resident fees and services	—	141	—	759
Interest and other income	—	—	750	—
	1,808	3,994	4,758	8,644
Expenses:
Interest	503	1,459	1,181	3,154
Depreciation and amortization	1,247	22,463	1,528	33,938
Property-level operating expenses	(1)	470	280	1,382
General, administrative and professional expenses	—	3	—	3
Gain on extinguishment of debt, net	—	(153)	—	(153)
Other	130	29	246	(495)
	1,879	24,271	3,235	37,829
(Loss) income before (loss) gain on real estate dispositions	(71)	(20,277)	1,523	(29,185)
(Loss) gain on real estate dispositions	(184)	1,718	1,253	2,195
Discontinued operations	$(255)	$(18,559)	$2,776	$(26,990)
NOTE 5—LOANS RECEIVABLE AND INVESTMENTS
As of June 30, 2014 and December 31, 2013, we had $503.5 million and $414.8 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of June 30, 2014, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$353,089	$353,089	$352,211	$—
Government-sponsored pooled loan investments	60,962	61,000	60,962	(38)
Total investments reported as Secured loans receivable and investments, net	414,051	414,089	413,173	(38)

Unsecured loans receivable	41,365	41,365	42,031	—
Marketable securities	48,082	46,689	48,082	1,393
Total investments reported as Other assets	89,447	88,054	90,113	1,393

Total net loans receivable and investments	$503,498	$502,143	$503,286	$1,355
During the six months ended June 30, 2014, we purchased $25.0 million principal amount of senior unsecured corporate bonds, a $38.7 million interest in a government-sponsored pooled loan investment, and $21.7 million of marketable equity securities. Our investments in marketable debt and equity securities are classified as available-for-sale, and the contractual maturity dates of our marketable debt securities range from 2022 to 2023.

In June 2014, we recognized a $2.8 million gain on the repayment of loans receivable that is recorded in income from loans and investments in our Consolidated Statements of Income for the three and six months ended June 30, 2014.
In 2013, we sold portions of a $375.0 million secured loan receivable to third parties in separate transactions, as evidenced by separate notes. As of June 30, 2014, our remaining investment in this loan receivable was $175.4 million and bears interest at an all-in rate of 10.6% per annum. Under the terms of the loan agreement, we act as the administrative agent and will continue to receive the stated interest rate on our remaining loan receivable balance.
NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2014 and December 31, 2013, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 50 properties. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.0 million and $1.4 million for the three months ended June 30, 2014 and 2013, respectively, and $4.2 million and $2.9 million for the six months ended June 30, 2014 and 2013, respectively.
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.6 million from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income for the six months ended June 30, 2013. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$211,818	8.3	$214,353	8.4
In-place and other lease intangibles	797,656	24.5	795,829	24.1
Goodwill and other intangibles	487,761	8.7	489,346	8.6
Accumulated amortization	(498,932)	N/A	(458,919)	N/A
Net intangible assets	$998,303	20.3	$1,040,609	19.8
Intangible liabilities:
Below market lease intangibles	$428,404	14.7	$429,199	14.7
Other lease intangibles	32,103	25.4	32,103	24.8
Accumulated amortization	(141,797)	N/A	(119,549)	N/A
Purchase option intangibles	29,294	N/A	29,294	N/A
Net intangible liabilities	$348,004	15.2	$371,047	15.1

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

NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$166,862	$150,829
Unsecured loans receivable and investments, net	41,365	38,542
Goodwill and other intangibles, net	472,756	476,483
Assets held for sale	290,585	155,340
Marketable securities	48,082	—
Other	155,844	125,141
Total other assets	$1,175,494	$946,335
NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Unsecured revolving credit facility (1)	$179,373	$376,343
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	—
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	800,175	800,702
4.00% Senior Notes due 2019	600,000	600,000
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.750% Senior Notes due 2024	400,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
Mortgage loans and other (3)	2,278,686	2,524,889
Total	9,576,777	9,320,477
Unamortized fair value adjustment	52,140	69,611
Unamortized discounts	(26,478)	(25,096)
Senior notes payable and other debt	$9,602,439	$9,364,992

(1)	$6.4 million of aggregate borrowings were in the form of Canadian dollars as of June 30, 2014.

(2)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility. $116.6 million of borrowings included in the 2019 tranche are in the form of Canadian dollars.

(3)
2014 excludes debt related to real estate assets classified as held for sale as of June 30, 2014. The total mortgage debt for these properties as of June 30, 2014 was $44.1 million and is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2013 excludes debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. The total mortgage debt for this property as of December 31, 2013 was $13.1 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheet.

As of June 30, 2014, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2014	$15,176	$—	$20,883	$36,059
2015	786,891	—	38,390	825,281
2016	950,020	—	33,957	983,977
2017	821,947	—	22,571	844,518
2018	1,075,209	179,373	16,220	1,270,802
Thereafter (2)	5,466,151	—	149,989	5,616,140
Total maturities	$9,115,394	$179,373	$282,010	$9,576,777

(1)	As of June 30, 2014, we had $86.6 million of unrestricted cash and cash equivalents, for $92.7 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of June 30, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2014, we had $179.4 million of borrowings outstanding, $15.8 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$86,635	$86,635	$94,816	$94,816
Secured loans receivable, net	353,089	352,211	354,775	355,223
Unsecured loans receivable, net	41,365	42,031	38,542	40,473
Marketable securities	109,044	109,044	21,454	21,454
Liabilities:
Senior notes payable and other debt, gross	9,576,777	9,874,595	9,320,477	9,405,259
Derivative instruments and other liabilities	10,993	10,993	11,105	11,105
Redeemable OP unitholder interests	123,609	123,609	111,607	111,607
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
NOTE 11—LITIGATION
Litigation Relating to the HCT Acquisition
In the weeks following the announcement of our pending acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”) on June 2, 2014, a total of 13 putative class actions were filed by purported HCT stockholders challenging the transaction. Certain of the actions also purport to bring derivative claims on behalf of HCT. Among other things, the lawsuits allege that the directors of HCT breached their fiduciary duties by approving the transaction and that Ventas, Inc. and our subsidiaries, Stripe Sub, LLC and Stripe OP, LP, aided and abetted this purported breach of fiduciary duty. The complaints seek injunctive relief and damages.
Ten of these actions were filed in the Circuit Court for Baltimore City, Maryland, two actions were filed in the Supreme Court of the State of New York, County of New York, and one action was filed in the United States District Court of Maryland.
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
Although the TRS entities have paid minimal cash federal income taxes for the six months ended June 30, 2014, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended June 30, 2014 and 2013 was an expense of $3.3 million and a benefit of $12.1 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2014 and 2013 was an expense of $6.7 million and a benefit of $10.3 million, respectively. The income tax expense for the six months ended June 30, 2014 is due primarily to operating income at our TRS entities. The income tax benefit for the six months ended June 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $256.4 million and $250.2 million as of June 30, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to NOL carryforwards.
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

NOTE 13—STOCKHOLDERS’ EQUITY
In February 2014, we canceled 3.7 million shares of our common stock held as treasury stock. These shares were owned by certain wholly-owned funds that we acquired in December 2012.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(In thousands)
Foreign currency translation	$17,446	$18,019
Unrealized gain on intra-entity foreign currency loan	5,552	—
Unrealized gain (loss) on marketable securities	1,355	(216)
Other	1,902	1,856
Total accumulated other comprehensive income	$26,255	$19,659
NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$138,653	$133,139	$256,669	$253,763
Discontinued operations	(255)	(18,559)	2,776	(26,990)
Net income attributable to common stockholders	$138,398	$114,580	$259,445	$226,773
Denominator:
Denominator for basic earnings per share—weighted average shares	293,988	292,635	293,932	292,049
Effect of dilutive securities:
Stock options	530	567	456	627
Restricted stock awards	59	148	53	134
OP units	1,927	1,773	1,928	1,774
Denominator for diluted earnings per share—adjusted weighted average shares	296,504	295,123	296,369	294,584
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.47	$0.45	$0.87	$0.87
Discontinued operations	(0.00)	(0.06)	0.01	(0.09)
Net income attributable to common stockholders	$0.47	$0.39	$0.88	$0.78
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.47	$0.45	$0.87	$0.86
Discontinued operations	(0.00)	(0.06)	0.01	(0.09)
Net income attributable to common stockholders	$0.47	$0.39	$0.88	$0.77

NOTE 15—SEGMENT INFORMATION
As of June 30, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We consider segment profit useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows:
For the three months ended June 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$242,726	$—	$114,890	$—	$357,616
Resident fees and services	—	374,473	—	—	374,473
Medical office building and other services revenue	1,145	—	2,722	500	4,367
Income from loans and investments	—	—	—	14,625	14,625
Interest and other income	—	—	—	173	173
Total revenues	$243,871	$374,473	$117,612	$15,298	$751,254
Total revenues	$243,871	$374,473	$117,612	$15,298	$751,254
Less:
Interest and other income	—	—	—	173	173
Property-level operating expenses	—	249,424	39,335	—	288,759
Medical office building services costs	—	—	1,626	—	1,626
Segment NOI	243,871	125,049	76,651	15,125	460,696
Income (loss) from unconsolidated entities	17	160	307	(136)	348
Segment profit	$243,888	$125,209	$76,958	$14,989	461,044
Interest and other income					173
Interest expense					(91,501)
Depreciation and amortization					(190,818)
General, administrative and professional fees					(31,306)
Loss on extinguishment of debt, net					(2,924)
Merger-related expenses and deal costs					(9,599)
Other					(4,863)
Income tax expense					(3,274)
Discontinued operations					(255)
Gain on real estate dispositions					11,889
Net income					$138,566

For the three months ended June 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$213,171	$—	$110,277	$—	$323,448
Resident fees and services	—	341,594	—	—	341,594
Medical office building and other services revenue	1,115	—	2,159	263	3,537
Income from loans and investments	—	—	—	14,733	14,733
Interest and other income	—	—	—	797	797
Total revenues	$214,286	$341,594	$112,436	$15,793	$684,109
Total revenues	$214,286	$341,594	$112,436	$15,793	$684,109
Less:
Interest and other income	—	—	—	797	797
Property-level operating expenses	—	231,337	38,151	—	269,488
Medical office building services costs	—	—	1,667	—	1,667
Segment NOI	214,286	110,257	72,618	14,996	412,157
Income (loss) from unconsolidated entities	183	(541)	43	(191)	(506)
Segment profit	$214,469	$109,716	$72,661	$14,805	411,651
Interest and other income					797
Interest expense					(82,237)
Depreciation and amortization					(171,527)
General, administrative and professional fees					(27,324)
Gain on extinguishment of debt, net					720
Merger-related expenses and deal costs					(6,667)
Other					(4,385)
Income tax benefit					12,064
Discontinued operations					(18,559)
Net income					$114,533

For the six months ended June 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$480,572	$—	$230,113	$—	$710,685
Resident fees and services	—	745,534	—	—	745,534
Medical office building and other services revenue	2,293	—	7,374	1,000	10,667
Income from loans and investments	—	—	—	25,392	25,392
Interest and other income	—	—	—	446	446
Total revenues	$482,865	$745,534	$237,487	$26,838	$1,492,724
Total revenues	$482,865	$745,534	$237,487	$26,838	$1,492,724
Less:
Interest and other income	—	—	—	446	446
Property-level operating expenses	—	497,719	78,680	—	576,399
Medical office building services costs	—	—	4,997	—	4,997
Segment NOI	482,865	247,815	153,810	26,392	910,882
Income (loss) from unconsolidated entities	586	16	260	(266)	596
Segment profit	$483,451	$247,831	$154,070	$26,126	911,478
Interest and other income					446
Interest expense					(179,342)
Depreciation and amortization					(384,412)
General, administrative and professional fees					(64,172)
Loss on extinguishment of debt, net					(2,665)
Merger-related expenses and deal costs					(20,359)
Other					(10,092)
Income tax expense					(6,707)
Discontinued operations					2,776
Gain on real estate dispositions					12,889
Net income					$259,840

For the six months ended June 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$425,705	$—	$220,693	$—	$646,398
Resident fees and services	—	680,764	—	—	680,764
Medical office building and other services revenue	2,226	—	4,696	263	7,185
Income from loans and investments	—	—	—	30,836	30,836
Interest and other income	—	—	—	1,835	1,835
Total revenues	$427,931	$680,764	$225,389	$32,934	$1,367,018
Total revenues	$427,931	$680,764	$225,389	$32,934	$1,367,018
Less:
Interest and other income	—	—	—	1,835	1,835
Property-level operating expenses	—	462,245	74,444	—	536,689
Medical office building services costs	—	—	3,306	—	3,306
Segment NOI	427,931	218,519	147,639	31,099	825,188
Income (loss) from unconsolidated entities	370	(1,141)	1,385	(191)	423
Segment profit	$428,301	$217,378	$149,024	$30,908	825,611
Interest and other income					1,835
Interest expense					(160,871)
Depreciation and amortization					(346,995)
General, administrative and professional fees					(56,098)
Gain on extinguishment of debt, net					720
Merger-related expenses and deal costs					(10,929)
Other					(8,972)
Income tax benefit					10,320
Discontinued operations					(26,990)
Net income					$227,631
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Capital expenditures:
Triple-net leased properties	$57,380	$31,824	$249,432	$45,004
Senior living operations	62,317	224,921	79,180	245,089
MOB operations	9,830	10,062	22,863	74,272
Total capital expenditures	$129,527	$266,807	$351,475	$364,365

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
United States	$724,725	$660,657	$1,444,833	$1,320,186
Canada	21,821	23,452	43,038	46,832
United Kingdom	4,708	—	4,853	—
Total revenues	$751,254	$684,109	$1,492,724	$1,367,018

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Net real estate property:
United States	$17,336,386	$17,705,962
Canada	362,736	369,624
United Kingdom	187,148	—
Total net real estate property	$17,886,270	$18,075,586
NOTE 16—CONDENSED CONSOLIDATING INFORMATION
Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct 100% owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (such subsidiaries, excluding Ventas Realty and Ventas Capital Corporation, the “Ventas Subsidiaries”) is obligated with respect to Ventas Realty’s outstanding senior notes.
In connection with the acquisition of Nationwide Health Properties, Inc. (“NHP”), our 100% owned subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to NHP LLC’s outstanding senior notes.
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

The following summarizes our condensed consolidating information as of June 30, 2014 and December 31, 2013 and for the three and six months ended June 30, 2014 and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,707	$362,627	$18,020,410	$—	$18,389,744
Cash and cash equivalents	50,226	—	36,409	—	86,635
Escrow deposits and restricted cash	2,102	1,317	72,095	—	75,514
Deferred financing costs, net	758	55,200	7,441	—	63,399
Investment in and advances to affiliates	10,290,091	3,201,998	—	(13,492,089)	—
Other assets	117,625	23,235	1,034,634	—	1,175,494
Total assets	$10,467,509	$3,644,377	$19,170,989	$(13,492,089)	$19,790,786
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,838,858	$2,763,581	$—	$9,602,439
Intercompany loans	4,845,322	(5,232,101)	386,779	—	—
Accrued interest	—	43,239	13,483	—	56,722
Accounts payable and other liabilities	89,220	36,757	849,305	—	975,282
Deferred income taxes	256,392	—	—	—	256,392
Total liabilities	5,190,934	1,686,753	4,013,148	—	10,890,835
Redeemable OP unitholder and noncontrolling interests	5,659	—	163,633	—	169,292
Total equity	5,270,916	1,957,624	14,994,208	(13,492,089)	8,730,659
Total liabilities and equity	$10,467,509	$3,644,377	$19,170,989	$(13,492,089)	$19,790,786

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$626	$70,859	$286,131	$—	$357,616
Resident fees and services	—	—	374,473	—	374,473
Medical office building and other services revenue	—	—	4,367	—	4,367
Income from loans and investments	931	—	13,694	—	14,625
Equity earnings in affiliates	132,423	—	73	(132,496)	—
Interest and other income	34	5	134	—	173
Total revenues	134,014	70,864	678,872	(132,496)	751,254
Expenses:
Interest	(4,225)	46,935	48,791	—	91,501
Depreciation and amortization	1,478	7,753	181,587	—	190,818
Property-level operating expenses	—	99	288,660	—	288,759
Medical office building services costs	—	—	1,626	—	1,626
General, administrative and professional fees	(12)	5,752	25,566	—	31,306
Loss on extinguishment of debt, net	—	—	2,924	—	2,924
Merger-related expenses and deal costs	6,482	2,110	1,007	—	9,599
Other	324	83	4,456	—	4,863
Total expenses	4,047	62,732	554,617	—	621,396
Income from continuing operations before income from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	129,967	8,132	124,255	(132,496)	129,858
Income from unconsolidated entities	—	320	28	—	348
Income tax (expense) benefit	(3,274)	—	—	—	(3,274)
Income from continuing operations	126,693	8,452	124,283	(132,496)	126,932
Discontinued operations	(184)	(1,329)	1,258	—	(255)
Gain on real estate dispositions	11,889	—	—	—	11,889
Net income	138,398	7,123	125,541	(132,496)	138,566
Net income attributable to noncontrolling interest	—	—	168	—	168
Net income attributable to common stockholders	$138,398	$7,123	$125,373	$(132,496)	$138,398

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$619	$69,830	$252,999	$—	$323,448
Resident fees and services	—	—	341,594	—	341,594
Medical office building and other services revenue	—	—	3,537	—	3,537
Income from loans and investments	1,159	493	13,081	—	14,733
Equity earnings in affiliates	105,136	—	223	(105,359)	—
Interest and other income	259	5	533	—	797
Total revenues	107,173	70,328	611,967	(105,359)	684,109
Expenses:
Interest	(474)	35,766	46,945	—	82,237
Depreciation and amortization	1,213	7,510	162,804	—	171,527
Property-level operating expenses	—	140	269,348	—	269,488
Medical office building services costs	—	—	1,667	—	1,667
General, administrative and professional fees	1,155	5,165	21,004	—	27,324
Gain on extinguishment of debt, net	—	—	(720)	—	(720)
Merger-related expenses and deal costs	4,227	—	2,440	—	6,667
Other	254	—	4,131	—	4,385
Total expenses	6,375	48,581	507,619	—	562,575
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	100,798	21,747	104,348	(105,359)	121,534
Income (loss) from unconsolidated entities	—	217	(723)	—	(506)
Income tax benefit	12,064	—	—	—	12,064
Income from continuing operations	112,862	21,964	103,625	(105,359)	133,092
Discontinued operations	1,718	303	(20,580)	—	(18,559)
Net income	114,580	22,267	83,045	(105,359)	114,533
Net loss attributable to noncontrolling interest	—	—	(47)	—	(47)
Net income attributable to common stockholders	$114,580	$22,267	$83,092	$(105,359)	$114,580

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,244	$140,615	$568,826	$—	$710,685
Resident fees and services	—	—	745,534	—	745,534
Medical office building and other services revenue	—	—	10,667	—	10,667
Income from loans and investments	1,236	—	24,156	—	25,392
Equity earnings in affiliates	258,510	—	211	(258,721)	—
Interest and other income	185	11	250	—	446
Total revenues	261,175	140,626	1,349,644	(258,721)	1,492,724
Expenses:
Interest	(4,872)	90,029	94,185	—	179,342
Depreciation and amortization	2,898	15,406	366,108	—	384,412
Property-level operating expenses	—	248	576,151	—	576,399
Medical office building services costs	—	—	4,997	—	4,997
General, administrative and professional fees	1,875	11,365	50,932	—	64,172
(Gain) loss on extinguishment of debt, net	(3)	3	2,665	—	2,665
Merger-related expenses and deal costs	8,235	2,110	10,014	—	20,359
Other	1,031	402	8,659	—	10,092
Total expenses	9,164	119,563	1,113,711	—	1,242,438
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	252,011	21,063	235,933	(258,721)	250,286
Income (loss) from unconsolidated entities	—	841	(245)	—	596
Income tax expense	(6,707)	—	—	—	(6,707)
Income from continuing operations	245,304	21,904	235,688	(258,721)	244,175
Discontinued operations	1,252	(774)	2,298	—	2,776
Gain on real estate dispositions	12,889	—	—	—	12,889
Net income	259,445	21,130	237,986	(258,721)	259,840
Net income attributable to noncontrolling interest	—	—	395	—	395
Net income attributable to common stockholders	$259,445	$21,130	$237,591	$(258,721)	$259,445

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,259	$139,117	$506,022	$—	$646,398
Resident fees and services	—	—	680,764	—	680,764
Medical office building and other services revenue	—	—	7,185	—	7,185
Income from loans and investments	1,262	787	28,787	—	30,836
Equity earnings in affiliates	221,203	—	473	(221,676)	—
Interest and other income	297	11	1,527	—	1,835
Total revenues	224,021	139,915	1,224,758	(221,676)	1,367,018
Expenses:
Interest	(941)	68,096	93,716	—	160,871
Depreciation and amortization	2,292	14,726	329,977	—	346,995
Property-level operating expenses	—	242	536,447	—	536,689
Medical office building services costs	—	—	3,306	—	3,306
General, administrative and professional fees	1,143	10,786	44,169	—	56,098
Gain on extinguishment of debt, net	—	—	(720)	—	(720)
Merger-related expenses and deal costs	6,976	—	3,953	—	10,929
Other	293	21	8,658	—	8,972
Total expenses	9,763	93,871	1,019,506	—	1,123,140
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	214,258	46,044	205,252	(221,676)	243,878
Income (loss) from unconsolidated entities	—	505	(82)	—	423
Income tax benefit	10,320	—	—	—	10,320
Income from continuing operations	224,578	46,549	205,170	(221,676)	254,621
Discontinued operations	2,195	731	(29,916)	—	(26,990)
Net income	226,773	47,280	175,254	(221,676)	227,631
Net income attributable to noncontrolling interest	—	—	858	—	858
Net income attributable to common stockholders	$226,773	$47,280	$174,396	$(221,676)	$226,773

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$138,398	$7,123	$125,541	$(132,496)	$138,566
Other comprehensive income:
Foreign currency translation	—	—	2,761	—	2,761
Change in unrealized gain on intra-entity currency loan	4,958	—	—	—	4,958
Change in unrealized gain on marketable securities	265	—	—	—	265
Other	—	—	(193)	—	(193)
Total other comprehensive income	5,223	—	2,568	—	7,791
Comprehensive income	143,621	7,123	128,109	(132,496)	146,357
Comprehensive income attributable to noncontrolling interest	—	—	168	—	168
Comprehensive income attributable to common stockholders	$143,621	$7,123	$127,941	$(132,496)	$146,189

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$114,580	$22,267	$83,045	$(105,359)	$114,533
Other comprehensive loss:
Foreign currency translation	—	—	(2,722)	—	(2,722)
Change in unrealized gain on marketable securities	(868)	—	—	—	(868)
Other	—	—	1,514	—	1,514
Total other comprehensive loss	(868)	—	(1,208)	—	(2,076)
Comprehensive income	113,712	22,267	81,837	(105,359)	112,457
Comprehensive loss attributable to noncontrolling interest	—	—	(47)	—	(47)
Comprehensive income attributable to common stockholders	$113,712	$22,267	$81,884	$(105,359)	$112,504

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$259,445	$21,130	$237,986	$(258,721)	$259,840
Other comprehensive income (loss):
Foreign currency translation	—	—	(573)	—	(573)
Change in unrealized gain on intra-entity currency loan	5,552	—	—	—	5,552
Change in unrealized gain on marketable securities	1,571	—	—	—	1,571
Other	—	—	46	—	46
Total other comprehensive income (loss)	7,123	—	(527)	—	6,596
Comprehensive income	266,568	21,130	237,459	(258,721)	266,436
Comprehensive income attributable to noncontrolling interest	—	—	395	—	395
Comprehensive income attributable to common stockholders	$266,568	$21,130	$237,064	$(258,721)	$266,041

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$226,773	$47,280	$175,254	$(221,676)	$227,631
Other comprehensive loss:
Foreign currency translation	—	—	(4,813)	—	(4,813)
Change in unrealized gain on marketable securities	(807)	—	—	—	(807)
Other	—	—	2,018	—	2,018
Total other comprehensive loss	(807)	—	(2,795)	—	(3,602)
Comprehensive income	225,966	47,280	172,459	(221,676)	224,029
Comprehensive income attributable to noncontrolling interest	—	—	858	—	858
Comprehensive income attributable to common stockholders	$225,966	$47,280	$171,601	$(221,676)	$223,171

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(87,463)	$45,070	$638,095	$—	$595,702
Net cash (used in) provided by investing activities	(185,723)	6,516	(206,226)	—	(385,433)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(196,000)	(3,951)	—	(199,951)
Proceeds from debt	—	696,661	—	—	696,661
Repayment of debt	—	—	(272,726)	—	(272,726)
Net change in intercompany debt	597,469	(549,982)	(47,487)	—	—
Payment of deferred financing costs	—	(5,966)	(880)	—	(6,846)
Cash distribution from (to) affiliates	118,030	3,696	(121,726)	—	—
Cash distribution to common stockholders	(426,952)	—	—	—	(426,952)
Cash distribution to redeemable OP unitholders	(1,402)	—	(1,360)	—	(2,762)
Distributions to noncontrolling interest	—	—	(4,908)	—	(4,908)
Other	2,546	5	(3,125)	—	(574)
Net cash provided by (used in) financing activities	289,691	(51,586)	(456,163)	—	(218,058)
Net increase (decrease) in cash and cash equivalents	16,505	—	(24,294)	—	(7,789)
Effect of foreign currency translation on cash and cash equivalents	5,552	—	(5,944)	—	(392)
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$50,226	$—	$36,409	$—	$86,635

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(23,942)	$77,988	$453,642	$—	$507,688
Net cash (used in) provided by investing activities	(266,378)	(1,773)	124,561	—	(143,590)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(279,000)	(1,926)	—	(280,926)
Proceeds from debt	—	758,460	159,995	—	918,455
Repayment of debt	(11,420)	—	(674,098)	—	(685,518)
Net change in intercompany debt	637,204	(551,660)	(85,544)	—	—
Payment of deferred financing costs	—	(11,327)	(1,670)	—	(12,997)
Cash distribution (to) from affiliates	(36,854)	7,401	29,453	—	—
Issuance of common stock, net	82,384	—	—	—	82,384
Cash distribution to common stockholders	(392,230)	—	—	—	(392,230)
Cash distribution to redeemable OP unitholders	(2,313)	—	—	—	(2,313)
Purchases of redeemable OP units	(208)	—	—	—	(208)
Contributions from noncontrolling interest	—	—	2,094	—	2,094
Distributions to noncontrolling interest	—	—	(5,045)	—	(5,045)
Other	6,808	—	—	—	6,808
Net cash provided by (used in) financing activities	283,371	(76,126)	(576,741)	—	(369,496)
Net (decrease) increase in cash and cash equivalents	(6,949)	89	1,462	—	(5,398)
Effect of foreign currency translation on cash and cash equivalents	—	(89)	—	—	(89)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$9,785	$—	$52,636	$—	$62,421

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTE 17—SUBSEQUENT EVENTS
In June 2014, we announced that we had entered into a definitive agreement to acquire 29 independent living communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”).  The purchase price is currently CAD 957 million in cash. We expect to fund the Holiday Canada Acquisition through borrowings under our new CAD 791 million unsecured term loan that we closed in July 2014 and the assumption of debt.  We expect to complete the Holiday Canada Acquisition by September 1, 2014, although we cannot provide any assurances as to whether or when the transaction will be completed.
In June 2014, we announced that we had entered into a definitive agreement to acquire HCT in a stock and cash transaction valued at approximately $2.9 billion, or $11.33 per share of HCT common stock, including investments expected to be made by HCT prior to completion of our acquisition, the majority of which have now been completed.  We expect to fund the transaction through the issuance of our common stock, valued at $67.13 per share (for aggregate consideration of between $1.8 billion and $2.0 billion), the assumption of debt and cash.  Completion of the transaction is subject to the approval of HCT stockholders and customary closing conditions.  We expect to complete the HCT transaction in accordance with its terms, although we cannot provide any assurances as to whether or when the transaction will be completed.
On July 3, 2014, after the close of business, EY notified us that, in each case, due solely to a determination that EY was not independent of us for the referenced periods: (i) it was withdrawing its audit reports on our financial statements for the fiscal years ended December 31, 2012 and 2013 and its reports on the effectiveness of our internal control over financial reporting as of December 31, 2012 and 2013, and that such reports should no longer be relied upon, and (ii) its quarterly review procedures with respect to our financial statements for the quarterly period ended March 31, 2014 should no longer be relied upon.  EY stated that it had concluded it was not independent of us due solely to an inappropriate personal relationship between an EY partner, who, until June 30, 2014, was the EY lead audit partner on our 2014 audit and quarterly review and was previously an audit engagement partner on our 2013 and 2012 audits, and an individual in a financial reporting oversight role at Ventas. EY did not bring any other matters to our attention that would affect our financial statements or internal control over financial reporting, and our Audit Committee and management continue to believe that our financial statements covering the referenced periods present fairly, in all material respects, our financial condition, results of operations and cash flows as of the end of and for the referenced periods and may continue to be relied upon, and that our internal control over financial reporting was effective during these periods.
On July 5, 2014, we terminated EY as our registered public accounting firm, effective immediately, due to EY’s determination that it was not independent of us with respect to the above referenced periods, and not for any reason related to our financial reporting or accounting operations, policies or practices.
Effective on July 9, 2014, our Audit Committee engaged KPMG LLP (“KPMG”) as our new independent public accounting firm: (i) to perform independent audit services for the fiscal year ending December 31, 2014, (ii) to re-audit our financial statements for the fiscal years ended December 31, 2012 and 2013 and our internal controls over financial reporting for 2013 and (iii) to perform quarterly review procedures for our Quarterly Reports on Form 10-Q filed in 2014. Our unaudited interim financial statements for the quarter ended June 30, 2014 that are presented in this Quarterly Report on Form 10-Q have been prepared in accordance with SEC rules. We expect KPMG to complete its re-audits of our financial statements for the fiscal years ended December 31, 2012 and 2013 and its re-review of our financial statements for the quarter ended March 31, 2014 by the end of the third quarter of 2014, although there can be no assurance as to the timing of such completion.
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

•
Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments, including our pending acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”) and investments in different asset types and outside the United States;

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

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers;

•
Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings; and

•	The impact of expenses related to the re-audit and re-review of our historical financial statements and related matters.
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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2014, we owned nearly 1,500 properties, including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had two properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2014, we leased a total of 906 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 241 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 99 properties, respectively, as of June 30, 2014.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At June 30, 2014, 16.2% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2014 Highlights to Date

•	We paid the first and second quarterly installments of our 2014 dividend each in the amount of $0.725 per share, which represents an 8% increase over the same periods in the prior year.

•
During the first six months of 2014, we invested approximately $341 million in healthcare assets, including the acquisition of three high-quality private hospitals located in the United Kingdom. The hospitals are leased to the second largest private hospital operator in the United Kingdom under long-term triple-net leases, with annual rent escalators equaling or exceeding 3%.

•	In April, we issued and sold $700 million aggregate principal amount of senior notes with a weighted average interest rate of 2.75% and a weighted average maturity of seven years.

•
In June 2014, we announced that we had entered into a definitive agreement to acquire 29 independent living communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”).  The purchase price is currently CAD 957 million. We expect to fund the acquisition through borrowings under our new CAD 791 million unsecured term loan that we closed in July 2014 and the assumption of debt.

•
In June 2014, we entered into a definitive agreement to acquire HCT in a stock and cash transaction valued at approximately $2.9 billion, or $11.33 per share of HCT common stock, including investments expected to be made by HCT prior to completion of our acquisition, the majority of which have now been completed.

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

	As of June 30, 2014	As of December 31, 2013
Investment mix by asset type (1):
Seniors housing communities	64.4%	64.2%
MOBs	17.0	18.2
Skilled nursing and other facilities	13.6	13.6
Hospitals	3.1	2.3
Secured loans receivable and investments, net	1.9	1.7
Investment mix by tenant, operator and manager (1):
Atria	20.5%	19.9%
Sunrise	13.6	13.9
Brookdale Senior Living	9.6	9.7
Kindred	2.3	3.2
All other	54.0	53.3

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	49.8%	50.4%	50.1%	50.3%
Kindred	6.5	8.2	6.9	8.7
Brookdale Senior Living	5.3	5.7	5.4	5.7
All others	38.4	35.7	37.6	35.3
Adjusted EBITDA (2):
Senior living operations	27.7%	27.5%	28.1%	27.3%
Kindred	10.4	13.5	11.2	14.3
Brookdale Senior Living	8.7	9.6	9.0	9.6
All others	53.2	49.4	51.7	48.8
NOI (3):
Senior living operations	27.1%	26.8%	27.2%	26.5%
Kindred	10.6	13.6	11.4	14.5
Brookdale Senior Living	8.6	9.5	8.8	9.5
All others	53.7	50.1	52.6	49.5
Operations mix by geographic location (4):
California	15.2%	14.1%	15.2%	14.0%
New York	9.8	10.2	9.9	10.2
Texas	7.2	6.6	7.2	6.6
Illinois	4.6	4.6	4.6	4.7
Florida	4.1	4.1	4.2	4.2
All others	59.1	60.4	58.9	60.3

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

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
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding Adjusted EBITDA and NOI and reconciliations to our net income, as computed in accordance with GAAP.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease terms are staggered, the non-renewal of some or all of our triple-net leases in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three and six months ended June 30, 2014, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for those periods.
Currently, we have re-leased to Kindred, transitioned to new operators or sold 103 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014.  We expect to transition or sell by the end of 2014 the remaining five skilled nursing facilities whose leases were not renewed by Kindred, although these transactions remain subject to regulatory approval and other conditions, and we cannot assure you that we will be able to successfully complete them on a timely basis, if at all, or that expected financial results will be achieved.

Kindred must continue to perform all of its obligations under the applicable master lease, including without limitation, payment of all rental amounts, for the remaining non-renewed assets until expiration of their current lease terms.  Kindred is also required to continue to pay full rent through December 31, 2014 on four of those five assets if the transitions have not yet occurred (and the fifth asset is currently under contract for sale). Moreover, we own or have the rights to all licenses and certificates of need (“CONs”) at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.

We do not expect that these transactions will materially impact our results of operations in 2014 or 2015.  However, we cannot provide any assurances of the actual impact these transactions will have on our future operations, nor can we assure you as to whether, when or on what terms we will be able to transition to qualified healthcare operators or sell any or all of the remaining non-renewed assets. Our ability to do so could be significantly delayed or limited by state licensing, CON or other laws, as well as by the Medicare and Medicaid change-of-ownership rules, and we could incur substantial additional expenses in connection with any licensing or change-of ownership proceedings. We may also be required to fund certain expenses and incur obligations to preserve the value of, and avoid the imposition of liens on, the remaining non-renewed assets while they are being transitioned or sold.
Recent Developments Regarding Government Regulation
Medicare Reimbursement: Long-Term Acute Care Hospitals
On August 4, 2014, the Centers for Medicare & Medicaid Services (“CMS”) released its final rule updating the prospective payment system for long-term acute care hospitals (LTAC PPS) for the 2015 fiscal year (October 1, 2014 through September 30, 2015). Under the final rule, the LTAC PPS standard federal payment rate will increase by 2.2% in fiscal year 2015, reflecting a 2.9% increase in the market basket index, less both a 0.5% productivity adjustment and a 0.2% adjustment mandated by the Patient Protection and Affordable Care Act and its reconciliation measure, the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”). After taking into account the last year of the three-year phase in of the permanent one-time budget neutrality adjustment (-1.3%), the LTAC PPS standard federal payment rate in fiscal year 2015 will increase under the final rule by slightly more than 1% over the rate for fiscal year 2014. In addition, the final rule provides for: the retroactive reinstatement and extension, for an additional four years, of the moratorium on the full implementation of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals established under the Medicare, Medicaid and SCHIP Extension Act of 2007 and amended by subsequent legislation; and implementation of the moratorium on the establishment of new long-term acute care hospitals and satellite facilities and the moratorium on bed increases in long-term acute care hospitals under the Pathway for SGR Reform Act of 2013, as amended by the Protecting Access to Medicare Act of 2014, effective for the period beginning April 1, 2014 and ending September 30, 2017. CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $62 million, or 1.1%, in fiscal year 2015 due to the update to the standard federal payment rate, changes to the area wage adjustment and expected changes to short-stay and high-cost outlier payments. However, after taking into account the reinstatement of the moratorium on the implementation of the 25-percent rule, the implementation of the moratoria on the development of new long-term acute care hospitals and satellite facilities and additional beds, and the impact of certain other policy changes, CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $178 million in fiscal year 2015 relative to fiscal year 2014.

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

Medicare Reimbursement: Skilled Nursing Facilities
On July 31, 2014, CMS released its final rule updating the prospective payment system for skilled nursing facilities (SNF PPS) for the 2015 fiscal year (October 1, 2014 through September 30, 2015). Under the final rule, the SNF PPS standard federal payment rate will increase by 2.0% in fiscal year 2015, reflecting a 2.5% increase in the market basket index, less a 0.5% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will increase by approximately $750 million in fiscal year 2015.

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
In 2014, the FASB issued Accounting Standards Update 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for our financial statements beginning January 1, 2017; however, we do not expect the adoption of this guidance to have a significant impact on our consolidated financial statements, as the majority of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
Results of Operations
As of June 30, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
Three Months Ended June 30, 2014 and 2013
The table below shows our results of operations for the three months ended June 30, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$243,871	$214,286	$29,585	13.8%
Senior Living Operations	125,049	110,257	14,792	13.4
MOB Operations	76,651	72,618	4,033	5.6
All Other	15,125	14,996	129	0.9
Total segment NOI	460,696	412,157	48,539	11.8
Interest and other income	173	797	(624)	(78.3)
Interest expense	(91,501)	(82,237)	(9,264)	(11.3)
Depreciation and amortization	(190,818)	(171,527)	(19,291)	(11.2)
General, administrative and professional fees	(31,306)	(27,324)	(3,982)	(14.6)
(Loss) gain on extinguishment of debt, net	(2,924)	720	(3,644)	( > 100 )
Merger-related expenses and deal costs	(9,599)	(6,667)	(2,932)	(44.0)
Other	(4,863)	(4,385)	(478)	(10.9)
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	129,858	121,534	8,324	6.8
Income (loss) from unconsolidated entities	348	(506)	854	> 100
Income tax (expense) benefit	(3,274)	12,064	(15,338)	( > 100 )
Income from continuing operations	126,932	133,092	(6,160)	(4.6)
Discontinued operations	(255)	(18,559)	18,304	98.6
Gain on real estate dispositions	11,889	—	11,889	nm
Net income	138,566	114,533	24,033	21.0
Net income (loss) attributable to noncontrolling interest	168	(47)	(215)	( > 100 )
Net income attributable to common stockholders	$138,398	$114,580	23,818	20.8

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$242,726	$213,171	$29,555	13.9%
Other services revenue	1,145	1,115	30	2.7
Segment NOI	$243,871	$214,286	29,585	13.8
Triple-net leased properties segment NOI increased during the three months ended June 30, 2014 over the prior year primarily due to rent from the properties we acquired after April 1, 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2014 for the first quarter of 2014 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2013 for the first quarter of 2013.

	Number of Properties Owned at June 30, 2014 (1)	Average Occupancy For the Three Months Ended March 31, 2014 (1)	Number of Properties Owned at June 30, 2013 (1)	Average Occupancy For the Three Months Ended March 31, 2013 (1)
Seniors housing communities	444	87.7%	416	86.1%
Skilled nursing facilities	281	80.7	265	82.1
Hospitals	47	59.4	46	59.7

(1)
Excludes properties sold or classified as held for sale as of June 30, 2014, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2014 and 2013, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 841 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from April 1, 2013 through June 30, 2014.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$221,065	$211,302	$9,763	4.6%
Other services revenue	1,145	1,115	30	2.7
Segment NOI	$222,210	$212,417	9,793	4.6
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.

Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$374,473	$341,594	$32,879	9.6%
Less:
Property-level operating expenses	(249,424)	(231,337)	(18,087)	(7.8)
Segment NOI	$125,049	$110,257	14,792	13.4
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the second quarter of 2014 over the second quarter of 2013 primarily due to the seniors housing communities we acquired after April 1, 2013 and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased for the three months ended June 30, 2014 over the same period in 2013 primarily due to the acquired properties described above, increases in salaries, utilities, real estate taxes and food costs and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 222 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$347,148	$340,814	$6,334	1.9%
Less:
Property-level operating expenses	(232,829)	(230,930)	(1,899)	(0.8)
Segment NOI	$114,319	$109,884	4,435	4.0
Same-store senior living operations NOI increased year over year primarily due to higher average monthly revenue per occupied room, partially offset by increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended June 30, 2014 and 2013:

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Total communities	241	229	90.3%	90.9%	$5,551	$5,521
Same-store communities	222	222	90.5	90.9	5,654	5,529

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$114,890	$110,277	$4,613	4.2%
Medical office building services revenue	2,722	2,159	563	26.1
Total revenues	117,612	112,436	5,176	4.6
Less:
Property-level operating expenses	(39,335)	(38,151)	(1,184)	(3.1)
Medical office building services costs	(1,626)	(1,667)	41	2.5
Segment NOI	$76,651	$72,618	4,033	5.6
The increases in our MOB operations segment rental income and property-level operating expenses in the second quarter of 2014 over the same period in 2013 are attributed primarily to the MOBs we acquired after April 1, 2013 and slightly higher base rents, partially offset by a decrease in repairs and maintenance and property tax expenses as a result of expense controls.
Medical office building services revenue, net of applicable costs, increased year over year primarily due to increased construction activity during the second quarter of 2014 over the same period in 2013.
The following table compares results of continuing operations for our 297 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$110,440	$109,412	$1,028	0.9%
Less:
Property-level operating expenses	(37,731)	(37,894)	163	0.4
Segment NOI	$72,709	$71,518	1,191	1.7
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended June 30, 2014 and 2013:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	300	90.1%	90.6%	$30	$29
Same-store MOBs	297	297	90.1	90.5	30	30
Interest Expense
The $8.3 million increase in total interest expense, including interest allocated to discontinued operations of $0.5 million and $1.5 million for the three months ended June 30, 2014 and 2013, respectively, is attributed primarily to $13.1 million of additional interest due to higher debt balances, partially offset by a $5.4 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for the three months ended June 30, 2014, compared to 3.9% for the same period in 2013.

Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to the real estate acquisitions we made in 2013.
General, Administrative and Professional Fees
General, administrative and professional fees increased $4.0 million during the three months ended June 30, 2014 compared to the same period in 2013 primarily due to our continued organizational growth.
(Loss) Gain on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the three months ended June 30, 2014 resulted primarily from early mortgage repayments. There were no similar transactions during the three months ended June 30, 2013.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to consummated transactions as required by GAAP to be expensed rather than capitalized into the asset value. The $2.9 million increase during the three months ended June 30, 2014 over the prior year is primarily due to increased investment activity in the second quarter of 2014 compared to the second quarter of 2013.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio.
Income Tax (Expense) Benefit
Income tax expense for the three months ended June 30, 2014 was due primarily to operating income at our taxable REIT subsidiaries (“TRS” or “TRS entities”). Income tax benefit for the three months ended June 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets.
Discontinued Operations
Discontinued operations for the three months ended June 30, 2014 reflects activity related to 12 properties, two of which were sold during the second quarter of 2014 and ten of which were classified as held for sale as of June 30, 2014. We recognized a net loss of $0.2 million on real estate dispositions during the three months ended June 30, 2014. Discontinued operations for the comparable 2013 period reflects activity related to 33 properties, ten of which were sold during the second quarter of 2013, resulting in a net gain of $1.7 million.
Gain on Real Estate Dispositions
The $11.9 million gain on real estate dispositions for the three months ended June 30, 2014 resulted primarily from the sale of four properties that are not classified in discontinued operations. Gains on real estate dispositions for the three months ended June 30, 2013 are classified in discontinued operations.
Net Income (Loss) Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the three months ended June 30, 2014 and net loss attributable to noncontrolling interest for the same period in 2013 represent our partners’ joint venture interests in 51 properties and 58 properties, respectively.

Six Months Ended June 30, 2014 and 2013
The table below shows our results of operations for the six months ended June 30, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$482,865	$427,931	$54,934	12.8%
Senior Living Operations	247,815	218,519	29,296	13.4
MOB Operations	153,810	147,639	6,171	4.2
All Other	26,392	31,099	(4,707)	(15.1)
Total segment NOI	910,882	825,188	85,694	10.4
Interest and other income	446	1,835	(1,389)	(75.7)
Interest expense	(179,342)	(160,871)	(18,471)	(11.5)
Depreciation and amortization	(384,412)	(346,995)	(37,417)	(10.8)
General, administrative and professional fees	(64,172)	(56,098)	(8,074)	(14.4)
(Loss) gain on extinguishment of debt, net	(2,665)	720	(3,385)	( > 100 )
Merger-related expenses and deal costs	(20,359)	(10,929)	(9,430)	(86.3)
Other	(10,092)	(8,972)	(1,120)	(12.5)
Income before income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	250,286	243,878	6,408	2.6
Income from unconsolidated entities	596	423	173	40.9
Income tax (expense) benefit	(6,707)	10,320	(17,027)	( > 100 )
Income from continuing operations	244,175	254,621	(10,446)	(4.1)
Discontinued operations	2,776	(26,990)	29,766	> 100
Gain on real estate dispositions	12,889	—	12,889	nm
Net income	259,840	227,631	32,209	14.1
Net income attributable to noncontrolling interest	395	858	463	54.0
Net income attributable to common stockholders	$259,445	$226,773	32,672	14.4

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$480,572	$425,705	$54,867	12.9%
Other services revenue	2,293	2,226	67	3.0
Segment NOI	$482,865	$427,931	54,934	12.8
Triple-net leased properties segment NOI increased during the six months ended June 30, 2014 over the prior year primarily due to rent from the properties we acquired after January 1, 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.

The following table compares results of continuing operations for our 840 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2013 through June 30, 2014.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$440,620	$422,180	$18,440	4.4%
Other services revenue	2,293	2,226	67	3.0
Segment NOI	$442,913	$424,406	18,507	4.4
The year-over-year increase in same-store triple-net leased properties NOI is due to the contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$745,534	$680,764	$64,770	9.5%
Less:
Property-level operating expenses	(497,719)	(462,245)	(35,474)	(7.7)
Segment NOI	$247,815	$218,519	29,296	13.4
Our senior living operations segment revenues increased during the six months ended June 30, 2014 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2013 and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses increased during the six months ended June 30, 2014 over the same period in 2013 primarily due to the acquired properties described above, increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 222 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$693,619	$679,985	$13,634	2.0%
Less:
Property-level operating expenses	(466,183)	(461,838)	(4,345)	(0.9)
Segment NOI	$227,436	$218,147	9,289	4.3
Same-store senior living operations NOI increased year over year primarily due to higher average monthly revenue per occupied room, partially offset by increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.

The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the six months ended June 30, 2014 and 2013:

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Total communities	241	229	90.4%	90.9%	$5,546	$5,507
Same-store communities	222	222	90.6	90.9	5,641	5,511
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$230,113	$220,693	$9,420	4.3%
Medical office building services revenue	7,374	4,696	2,678	57.0
Total revenues	237,487	225,389	12,098	5.4
Less:
Property-level operating expenses	(78,680)	(74,444)	(4,236)	(5.7)
Medical office building services costs	(4,997)	(3,306)	(1,691)	(51.1)
Segment NOI	$153,810	$147,639	6,171	4.2
The increases in our MOB operations segment rental income and property-level operating expenses during the six months ended June 30, 2014 over the same period in 2013 are attributed primarily to the MOBs we acquired after January 1, 2013, slightly higher base rents and increased first quarter 2014 weather-related expenses, partially offset by a decrease in repairs and maintenance, cleaning and property tax expenses as a result of expense controls.
Medical office building services revenue and costs both increased year over year primarily due to increased construction activity during the six months ended June 30, 2014 over the same period in 2013.
The following table compares results of continuing operations for our 295 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$218,128	$216,940	$1,188	0.5%
Less:
Property-level operating expenses	(74,482)	(73,263)	(1,219)	(1.7)
Segment NOI	$143,646	$143,677	(31)	(0.0)

The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the six months ended June 30, 2014 and 2013:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	300	90.1%	90.6%	$30	$29
Same-store MOBs	295	295	90.0	90.4	30	29
Segment NOI—All Other
All other NOI consists primarily of income from loans and investments. Income from loans and investments decreased for the six months ended June 30, 2014 over the same period in 2013 primarily due to final repayments and sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $16.5 million increase in total interest expense, including interest allocated to discontinued operations of $1.2 million and $3.2 million for the six months ended June 30, 2014 and 2013, respectively, is attributed primarily to $21.4 million of additional interest due to higher debt balances, partially offset by a $6.0 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for the six months ended June 30, 2014, compared to 3.8% for the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to the real estate acquisitions we made in 2013.
General, Administrative and Professional Fees
General, administrative and professional fees increased $8.1 million during the six months ended June 30, 2014 compared to the same period in 2013 primarily due to our continued organizational growth.
(Loss) Gain on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the six months ended June 30, 2014 resulted primarily from early mortgage repayments. There were no similar transactions during the six months ended June 30, 2013.
Merger-Related Expenses and Deal Costs
The $9.4 million increase during the six months ended June 30, 2014 over the prior year is primarily due to increased investment activity in the first half of 2014 compared to the first half of 2013.
Income Tax (Expense) Benefit
Income tax expense for the six months ended June 30, 2014 was due primarily to operating income at our TRS entities. Income tax benefit for the six months ended June 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our taxable REIT subsidiaries.
Discontinued Operations
Discontinued operations for the six months ended June 30, 2014 reflects activity related to 17 properties, seven of which were sold during the first half of 2014 and ten of which were classified as held for sale as of June 30, 2014. We recognized a net gain of $1.3 million on real estate dispositions during the six months ended June 30, 2014. Discontinued operations for the comparable 2013 period reflects activity related to 40 properties, 17 of which were sold during the first half of 2013, resulting in a net gain of $2.2 million.
Gain on Real Estate Dispositions
The gain on real estate dispositions for the six months ended June 30, 2014 resulted primarily from the sale of five properties that are not classified in discontinued operations. Gains on real estate dispositions for the six months ended June 30, 2013 are classified in discontinued operations.

Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the six months ended June 30, 2014 and 2013 represents our partners’ joint venture interests in 51 properties and 58 properties, respectively.
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
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review of our historical financial statements and related matters.

Our FFO and normalized FFO for the three and six months ended June 30, 2014 and 2013 are summarized in the following table. The increase in normalized FFO for the six months ended June 30, 2014 over the same period in 2013 is due primarily to our 2013 investments, same-store growth across our portfolio of properties, rental increases from our triple-net leased portfolio and receipt of fees and other income. These benefits were partially offset by higher general and administrative expenses and the impact of asset sales and loan repayments since the third quarter of 2013.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to common stockholders	$138,398	$114,580	$259,445	$226,773
Adjustments:
Real estate depreciation and amortization	189,219	170,111	381,262	344,301
Real estate depreciation related to noncontrolling interest	(2,661)	(2,617)	(5,305)	(5,119)
Real estate depreciation related to unconsolidated entities	1,495	1,622	2,989	3,268
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(1,241)
Gain on real estate dispositions	(11,889)	—	(12,889)	—
Discontinued operations:
Gain on real estate dispositions	(45)	(1,718)	(1,483)	(2,195)
Depreciation on real estate assets	1,247	22,463	1,528	33,938
FFO	315,764	304,441	625,547	599,725
Adjustments:
Change in fair value of financial instruments	109	—	41	25
Non-cash income tax expense (benefit)	2,974	(12,064)	6,407	(10,320)
Loss (gain) on extinguishment of debt, net	2,924	(873)	2,114	(873)
Merger-related expenses and deal costs	9,602	6,592	20,363	10,854
Amortization of other intangibles	255	255	511	511
Normalized FFO	$331,628	$298,351	$654,983	$599,922

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$138,566	$114,533	$259,840	$227,631
Adjustments:
Interest	92,004	83,696	180,523	164,025
Loss (gain) on extinguishment of debt, net	2,924	(873)	2,114	(873)
Taxes (including amounts in general, administrative and professional fees)	4,577	(10,867)	9,237	(7,974)
Depreciation and amortization	192,065	193,990	385,940	380,933
Non-cash stock-based compensation expense	5,367	5,138	11,411	10,800
Merger-related expenses and deal costs	9,599	6,667	20,359	10,929
Gain on real estate dispositions	(11,705)	(1,718)	(14,142)	(2,195)
Change in fair value of financial instruments	109	—	41	25
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(1,241)
Adjusted EBITDA	$433,506	$390,566	$855,323	$782,060

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$138,566	$114,533	$259,840	$227,631
Adjustments:
Interest and other income	(173)	(797)	(1,196)	(1,835)
Interest	92,004	83,696	180,523	164,025
Depreciation and amortization	192,065	193,990	385,940	380,933
General, administrative and professional fees	31,306	27,327	64,172	56,101
Loss (gain) on extinguishment of debt, net	2,924	(873)	2,665	(873)
Merger-related expenses and deal costs	9,599	6,667	20,359	10,929
Other	4,993	4,414	10,338	8,477
(Income) loss from unconsolidated entities	(348)	506	(596)	(423)
Income tax expense (benefit)	3,274	(12,064)	6,707	(10,320)
Gain on real estate dispositions	(11,705)	(1,718)	(14,142)	(2,195)
NOI	462,505	415,681	914,610	832,450
Discontinued operations	(1,809)	(3,524)	(3,728)	(7,262)
NOI (excluding amounts in discontinued operations)	$460,696	$412,157	$910,882	$825,188
Liquidity and Capital Resources
As of June 30, 2014, we had a total of $86.6 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2014, we also had escrow deposits and restricted cash of $75.5 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2014, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including our new CAD unsecured term loan; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including our pending acquisitions and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple such sources concurrently could have a Material Adverse Effect on us.
We expect to fund the Holiday Canada Acquisition through borrowings under our new CAD 791 million unsecured term loan that we closed in July 2014 and the assumption of debt. We expect to fund our pending acquisition of HCT through the issuance of our common stock, valued at $67.13 per share (for aggregate consideration of between $1.8 billion and $2.0 billion), the assumption of debt and cash.

Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of June 30, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2014, we had $179.4 million of borrowings outstanding, $15.8 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In July 2014, we entered into a new CAD 791 million unsecured term loan that matures on July 30, 2015 to fund the majority of the Holiday Canada Acquisition.
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
Cash Flows
The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2014 and 2013:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2014	2013	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$94,816	$67,908	$26,908	39.6%
Net cash provided by operating activities	595,702	507,688	88,014	17.3
Net cash used in investing activities	(385,433)	(143,590)	(241,843)	( > 100 )
Net cash used in financing activities	(218,058)	(369,496)	151,438	41.0
Effect of foreign currency translation on cash and cash equivalents	(392)	(89)	(303)	( > 100 )
Cash and cash equivalents at end of period	$86,635	$62,421	24,214	38.8
Cash Flows from Operating Activities
Cash flows from operating activities increased during the six months ended June 30, 2014 over the same period in 2013 primarily due to the increases in FFO as previously described.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2014 and 2013 consisted primarily of cash paid for our investments in real estate ($271.5 million and $283.6 million in 2014 and 2013, respectively), purchase of marketable securities ($46.7 million in 2014), investment in loans receivable and other ($44.5 million and $32.3 million in 2014 and 2013, respectively), capital expenditures ($35.5 million and $32.5 million in 2014 and 2013, respectively) and development project expenditures ($44.4 million and $48.3 million in 2014 and 2013, respectively). These cash outflows were partially offset by proceeds from loans receivable ($6.0 million and $218.0 million in 2014 and 2013, respectively) and proceeds from real estate disposals ($52.4 million and $24.3 million in 2014 and 2013, respectively).
Cash Flows from Financing Activities
Cash used in financing activities during the six months ended June 30, 2014 and 2013 consisted primarily of net payments made on our unsecured revolving credit facility and term loans ($200.0 million and $280.9 million in 2014 and 2013, respectively), debt repayments ($272.7 million and $685.5 million in 2014 and 2013, respectively) and cash distributions to common stockholders, unitholders and noncontrolling interest parties ($434.6 million and $399.6 million in 2014 and 2013, respectively). These cash outflows were partially offset by net proceeds from the issuance of debt ($696.7 million and $918.5 million in 2014 and 2013) and net proceeds from the issuance of common stock ($82.4 million in 2013).

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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of June 30, 2014, we had two properties in various stages of development pursuant to these agreements. Through June 30, 2014, we have funded $3.9 million of our estimated total commitment over the projected development period ($18.0 million to $20.0 million) toward these projects.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of June 30, 2014 and December 31, 2013:

	As of June 30, 2014	As of December 31, 2013
	(In thousands)
Gross book value	$8,027,784	$7,573,698
Fair value (1)	8,334,862	7,690,196
Fair value reflecting change in interest rates (1):
-100 basis points	8,754,400	8,069,013
+100 basis points	7,932,387	7,320,251

(1)	The change in fair value of our fixed rate debt from December 31, 2013 to June 30, 2014 was due primarily to 2014 senior note issuances, partially offset by mortgage loan repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2014	As of December 31, 2013	As of June 30, 2013
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$6,118,543	$5,418,543	$4,568,543
Mortgage loans and other (1)	1,909,241	2,155,155	2,433,617
Variable rate:
Unsecured revolving credit facilities	179,373	376,343	259,616
Unsecured term loans	1,000,175	1,000,702	678,306
Mortgage loans and other (1)	369,445	369,734	422,627
Total	$9,576,777	$9,320,477	$8,362,709
Percentage of total debt:
Fixed rate:
Senior notes and other	63.9%	58.1%	54.6%
Mortgage loans and other (1)	19.9	23.2	29.1
Variable rate:
Unsecured revolving credit facilities	1.9	4.0	3.1
Unsecured term loans	10.4	10.7	8.1
Mortgage loans and other (1)	3.9	4.0	5.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.7%	3.8%
Mortgage loans and other (1)	6.0	6.0	6.0
Variable rate:
Unsecured revolving credit facilities	1.2	1.2	1.8
Unsecured term loans	1.3	1.3	1.6
Mortgage loans and other (1)	1.7	1.7	1.8
Total	3.7	3.8	4.1

(1)
Borrowings as of June 30, 2014 exclude $44.1 million of debt related to real estate assets classified as held for sale as of June 30, 2014. Borrowings as of December 31, 2013 exclude $13.1 million of debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. Borrowings as of June 30, 2013 exclude $22.7 million of debt related to a real estate asset classified as held for sale as of June 30, 2013, which matured in September 2013. All amounts were included in accounts payable and other liabilities on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $153.6 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $59.2 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at June 30, 2014 compared to December 31, 2013 is primarily attributable to repayments made under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2014, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2014, interest expense for

2014 would increase by approximately $15.4 million, or $0.05 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of June 30, 2014 and December 31, 2013, our joint venture and operating partners’ aggregate share of total debt was $166.2 million and $174.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $87.8 million and $89.3 million as of June 30, 2014 and December 31, 2013, respectively.
As of June 30, 2014 and December 31, 2013, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $394.2 million and $395.7 million, respectively.
We are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and results of operations. Based solely on our operating results for the three months ended June 30, 2014, excluding the impact of existing hedging arrangements, if the value of the U.S. dollar relative to the Canadian dollar was to increase or decrease by 10%, our NOI and net income would have decreased or increased, as applicable, each by less than $0.5 million and $0.1 million, respectively, for the three-month period. In addition, if the value of the U.S. dollar relative to the pound sterling was to increase or decrease by 10%, our NOI and net income would have decreased or increased, as applicable, each by less than $0.6 million and $0.4 million, respectively, for the three-month period. We currently have in place, and may in the future pursue, various hedging arrangements or borrowings in local currencies (including under our unsecured credit facility and CAD unsecured term loan) to mitigate the impact of foreign currency exchange rate fluctuations, depending on our assessment of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies.  Nevertheless, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2014, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the second quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2014, we voluntarily contacted the Securities and Exchange Commission (“SEC”) to advise it of the determination by our former registered public accounting firm, Ernst & Young LLP, that it was not independent of us due solely to an inappropriate personal relationship between an EY partner, who until June 30, 2014 was the lead audit partner on our 2014 audit and quarterly review and was previously an audit engagement partner on our 2013 and 2012 audits, and an individual in a financial reporting oversight role at Ventas. See "Note 17—Subsequent Events" of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. We have cooperated with the SEC and intend to continue to do so with respect to its inquiries related to this matter. At this time, this matter is in its early stages and we cannot reasonably assess its timing or outcome.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2014:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	11,255	$64.00
May 1 through May 31	39	67.88
June 1 through June 30	—	—

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
2.1
Agreement and Plan of Merger dated as of June 1, 2014 by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 1014.
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
Date: August 11, 2014

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1
Agreement and Plan of Merger dated as of June 1, 2014 by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 5, 1014.
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