Form 10-K/A
period 2013-12-31
VENTAS INC
filed 2014-09-04
CIK 740260

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
As of August 29, 2014, 294,335,008 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders held on May 15, 2014 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

Explanatory Note
This Amendment No. 1 to Ventas, Inc.’s (the “Company’s”) Annual Report on Form 10-K (the “Amendment”) for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2014 (the “Original Filing”), is being filed to amend Part II, Items 8 and 9A, Part III, Item 14 and Part IV, Item 15 of the Original Filing following the re-audit of the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 and the related financial statement schedule and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 under Section 404 of the Sarbanes-Oxley Act of 2002, as amended (collectively, the “Re-audit”), by its current independent registered public accounting firm, KPMG LLP (“KPMG”). The Re-audit by KPMG did not result in any adjustments or changes to the Company’s consolidated financial statements or related notes for the fiscal years ended December 31, 2013 and 2012 or the related financial statement schedule.
Part II, Item 8 of the Original Filing has been amended solely to include KPMG’s audit report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2013 and 2012 and the related financial statement schedule and KPMG’s audit report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, which replace the corresponding reports of Ernst & Young LLP (“EY”) in the Original Filing that were withdrawn due solely to EY’s determination subsequent to the date of the Original Filing that it was not independent of the Company for the referenced periods. Part II, Item 9A of the Original Filing has been amended solely to disclose under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” that KPMG, not EY, audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and issued a report thereon, which is included in this Amendment. Part III, Item 14 of the Original Filing has been amended to include disclosure regarding KPMG’s fees for completing the Re-Audit. Part IV, Item 15 of the Original Filing has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1, and 32.2, a consent from the Company’s current independent registered public accounting firm, KPMG, as reflected in Exhibit 23.1, and a new consent from the Company’s predecessor independent registered public accounting firm, EY, as reflected in Exhibit 23.2. No other changes have been made to the Original Filing.
This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.
Background
As previously disclosed, on July 3, 2014, after the close of business, EY notified the Company that, in each case, due solely to a determination that EY was not independent of the Company for the referenced periods: (i) it was withdrawing its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and its reports on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2013, and that such reports should no longer be relied upon, and (ii) its quarterly review procedures with respect to the Company’s financial statements for the quarterly period ended March 31, 2014 should no longer be relied upon.  EY stated that it had concluded it was not independent of the Company due solely to an inappropriate personal relationship between an EY partner, who, until June 30, 2014, was the EY lead audit partner on the Company’s 2014 audit and quarterly review and was previously an audit engagement partner on the Company’s 2013 and 2012 audits, and an individual in a financial reporting oversight role at the Company. EY did not bring any other matters to the Company’s attention that would affect the Company’s financial statements or internal control over financial reporting, and the Company continues to believe that the Company’s financial statements covering the referenced periods present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company as of the end of and for the referenced periods and that the Company’s internal control over financial reporting was effective during these periods.
On July 5, 2014, the Company terminated EY as the Company’s registered public accounting firm, effective immediately, due to EY’s determination that it was not independent of the Company with respect to the above referenced periods, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices.
Effective on July 9, 2014, the Company’s Audit Committee engaged KPMG as the Company’s new independent registered public accounting firm: (i) to perform independent audit services for the fiscal year ending December 31, 2014, (ii) to re-audit the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 and (iii) to perform quarterly review procedures for the Company’s Quarterly Reports on Form 10-Q filed in 2014.

3

PART II
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
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.:
We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years ended December 31, 2013 and 2012, respectively. In connection with our audits of the consolidated financial statements, we also have audited the 2013 and 2012 information in financial statement Schedule III. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventas, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years ended December 31, 2013 and 2012, respectively, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement Schedule III when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the 2013 and 2012 information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated September 4, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ KPMG LLP
Chicago, Illinois
September 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.

We have audited the accompanying consolidated statements of income, comprehensive income, equity, and cash flows of Ventas, Inc. for the year ended December 31, 2011. Our audit also included the 2011 information in financial statement Schedule III. These financial statements and financial statement schedule are the responsibility of Ventas, Inc.’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Ventas, Inc. for the year ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the 2011 information set forth therein.

/s/ Ernst & Young LLP
Chicago, Illinois
September 2, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.:
We have audited Ventas, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, Ventas, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the years ended December 31, 2013 and 2012, respectively, and our report dated September 4, 2014 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Chicago, Illinois
September 4, 2014

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living and Kindred is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Annual Report on Form 10-K/A has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.
Neither Atria nor Sunrise is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to in this Annual Report on Form 10-K/A has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.
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
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of December 31, 2013 and 2012:

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
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. Although we believe that net income, as defined by GAAP, is the most appropriate earnings measurement, we consider segment profit a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our historical consolidated historical operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K/A.
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
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K/A is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2013, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III
ITEM 14.    Principal Accountant Fees and Services
KPMG LLP (“KPMG”) re-audited our financial statements for the years ended December 31, 2013 and 2012 and has been our independent registered public accounting firm since July 2014. Audit fees for professional services rendered by KPMG for the years ended December 31, 2013 and 2012 are approximately $2.5 million and $1.7 million, respectively.
All audit-related services, tax services and other services provided by KPMG since the date of its engagement were pre-approved by the Audit and Compliance Committee (the “Audit Committee”) of our Board of Directors in accordance with the Audit Committee’s pre-approval policies described in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, which we filed with the SEC on April 4, 2014 (the “Proxy Statement”). The Audit Committee determined that the provision of these services performed in 2014 by KPMG did not compromise KPMG’s independence and was consistent with its role as our independent registered public accounting firm.
The other information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of Ernst & Young as Our Independent Registered Public Accounting Firm for Fiscal Year 2014—Policy on Pre-Approval of Audit and Permissible Non-Audit Services” in the Proxy Statement.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules
The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K/A:

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

10.2.3
Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K/A, pursuant to Instruction 2 to Item 601 of Regulation S-K.
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.4*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.5.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

Exhibit Number	Description of Document	Location of Document
10.6.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.7.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.10.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.10.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.11.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.12*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.14.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.15.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.15.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.15.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.16.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.16.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.19*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

10.20*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12 to our Annual Report on Form 10-K for the year ended December 31, 2013.

Exhibit Number	Description of Document	Location of Document
21	Subsidiaries of Ventas, Inc.	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2013.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 4, 2014

VENTAS, INC.

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

10.2.3
Schedule of Agreements Substantially Identical in All Material Respects to the agreements incorporated by reference as Exhibits 10.2.1 and 10.2.2 to this Annual Report on Form 10-K/A, pursuant to Instruction 2 to Item 601 of Regulation S-K.
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.4*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.5.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.6.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Exhibit Number	Description of Document	Location of Document
10.6.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.6.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.6.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.7.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.2 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.3 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.10.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.10.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.11.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.12*	Amended and Restated Deferred Compensation Plan of Nationwide Health Properties, Inc. dated October 28, 2008.	Incorporated by reference to Exhibit 10.6 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.14.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.14.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.14.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.15.1*	Amended and Restated Employment Agreement dated as of December 31, 2004 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed on January 6, 2005.

10.15.2*	Amendment dated as of March 19, 2007 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 23, 2007.

10.15.3*	Amendment dated as of December 31, 2008 to Amended and Restated Employment Agreement between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.16.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.16.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.16.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.16.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.19*	Letter Agreement dated as of June 30, 2011 between Ventas, Inc. and Douglas M. Pasquale.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on July 11, 2011.

Exhibit Number	Description of Document	Location of Document
10.20*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12 to our Annual Report on Form 10-K for the year ended December 31, 2013.

21	Subsidiaries of Ventas, Inc.	Incorporated by reference to Exhibit 21 to our Annual Report on Form 10-K for the year ended December 31, 2013.

23.1	Consent of KPMG LLP.	Filed herewith.

23.2	Consent of Ernst & Young LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.