Form 10-Q/A
period 2014-03-31
VENTAS INC
filed 2014-09-04
CIK 740260

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at August 29, 2014:
Common Stock, $0.25 par value	294,335,008

Explanatory Note
This Amendment No. 1 to Ventas, Inc.’s (the “Company’s”) Quarterly Report on Form 10-Q (the “Amendment”) for the quarterly period ended March 31, 2014, as filed with the Securities and Exchange Commission (the “SEC”) on April 29, 2014 (the “Original Filing”), is being filed to amend Part I, Item 1 and Part II, Item 6 of the Original Filing following the re-review of the Company’s unaudited interim financial information for the quarterly period ended March 31, 2014 (the “Re-review”) by its current independent registered public accounting firm, KPMG LLP (“KPMG”).
This Amendment is being filed to disclose that KPMG completed its Statement of Auditing Standards No. 100, or SAS 100, review of the unaudited interim financial information presented in the Original Filing. In addition, “Note 2—Accounting Policies” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of the Original Filing has been amended to reflect the re-audit of the Company’s financial statements for the fiscal year ended December 31, 2013 by KPMG. Part II, Item 6 of the Original Filing has been amended to include new certifications, as reflected in Exhibits 31.1, 31.2, 32.1, and 32.2, and an acknowledgment from KPMG regarding the unaudited interim financial statements, as reflected in Exhibit 15.1. No other changes have been made to the Original Filing.
This Amendment does not reflect events or transactions occurring after the date of the Original Filing or modify or update those disclosures that may have been affected by events or transactions occurring subsequent to such filing date, and, except as described above, all information and exhibits included in the Original Filing remain unchanged.
Background
As previously disclosed, on July 3, 2014, after the close of business, Ernst & Young LLP (“EY”), notified the Company that, in each case, due solely to a determination that EY was not independent of the Company for the referenced periods: (i) it was withdrawing its audit reports on the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and its reports on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 and 2013, and that such reports should no longer be relied upon, and (ii) its quarterly review procedures with respect to the Company’s financial statements for the quarterly period ended March 31, 2014 should no longer be relied upon.  EY stated that it had concluded it was not independent of the Company due solely to an inappropriate personal relationship between an EY partner, who, until June 30, 2014, was the EY lead audit partner on the Company’s 2014 audit and quarterly review and was previously an audit engagement partner on the Company’s 2013 and 2012 audits, and an individual in a financial reporting oversight role at the Company. EY did not bring any other matters to the Company’s attention that would affect the Company’s financial statements or internal control over financial reporting, and the Company continues to believe that the Company’s financial statements covering the referenced periods present fairly, in all material respects, the financial condition, results of operations and cash flows of the Company as of the end of and for the referenced periods and that the Company’s internal control over financial reporting was effective during these periods.
On July 5, 2014, the Company terminated EY as the Company’s registered public accounting firm, effective immediately, due to EY’s determination that it was not independent of the Company with respect to the above referenced periods, and not for any reason related to the Company’s financial reporting or accounting operations, policies or practices.
Effective on July 9, 2014, the Company’s Audit Committee engaged KPMG as the Company’s new independent registered public accounting firm: (i) to perform independent audit services for the fiscal year ending December 31, 2014, (ii) to re-audit the Company’s financial statements for the fiscal years ended December 31, 2012 and 2013 and the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2013 and (iii) to perform quarterly review procedures for the Quarterly Reports on Form 10-Q filed in 2014.  The Company’s unaudited interim financial statements for the quarter ended March 31, 2014 that are presented in this quarterly report have been prepared in accordance with U.S. Securities and Exchange Commission (“SEC”) rules.

VENTAS, INC.
FORM 10-Q/A

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Ventas, Inc.:
We have reviewed the consolidated balance sheet of Ventas, Inc. and subsidiaries (the Company) as of March 31, 2014, the related consolidated statements of income, comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013, and the consolidated statement of equity for the three-month period ended March 31, 2014. These consolidated financial statements are the responsibility of the Company’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.
We have audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Ventas, Inc. and subsidiaries as of December 31, 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for the year then ended (not presented herein); and in our report dated September 4, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2013 and the consolidated statement of equity for the year ended December 31, 2013, is fairly stated, in all material respects, in relation to the consolidated financial statements from which it has been derived.

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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on September 4, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.
The Consolidated Balance Sheet as of December 31, 2013 was derived from our financial statements for the fiscal year then ended previously audited by Ernst & Young LLP (“EY”), who was terminated as our registered public accounting firm, effective July 5, 2014, due to EY’s determination that it was not independent of us for the referenced period, and re-audited by our new independent registered public accounting firm, KPMG LLP, as reflected in Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on September 4, 2014.
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
Brookdale Senior Living, Kindred, Atria and Sunrise Information
Each of Brookdale Senior Living and Kindred is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q/A has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.
Neither Atria nor Sunrise is currently subject to the reporting requirements of the SEC. The information related to Atria and Sunrise contained or referred to within this Quarterly Report on Form 10-Q/A has been derived from publicly available information or was provided to us by Atria or Sunrise, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.
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
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. Although we believe that net income, as defined by GAAP, is the most appropriate earnings measurement, we consider segment profit a useful supplement to net income because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies and between periods on a consistent basis. Segment profit should not be considered as an alternative to net income (determined in accordance with GAAP) as an indicator of our financial performance. In order to facilitate a clear understanding of our historical consolidated operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q/A.
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

The following summarizes our condensed consolidating information as of March 31, 2014 and December 31, 2013 and for the three months ended March 31, 2014 and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,858	$369,528	$18,187,084	$—	$18,563,470
Cash and cash equivalents	20,912	—	38,879	—	59,791
Escrow deposits and restricted cash	2,104	1,268	72,738	—	76,110
Deferred financing costs, net	758	51,945	7,023	—	59,726
Investment in and advances to affiliates	10,232,196	3,201,998	—	(13,434,194)	—
Other assets	57,552	14,495	871,624	—	943,671
Total assets	$10,320,380	$3,639,234	$19,177,348	$(13,434,194)	$19,702,768
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,520,142	$2,960,909	$—	$9,481,051
Intercompany loans	4,475,259	(4,887,411)	412,152	—	—
Accrued interest	—	40,032	21,051	—	61,083
Accounts payable and other liabilities	94,841	29,488	813,769	—	938,098
Deferred income taxes	252,499	—	—	—	252,499
Total liabilities	4,822,599	1,702,251	4,207,881	—	10,732,731
Redeemable OP unitholder and noncontrolling interests	—	—	160,115	—	160,115
Total equity	5,497,781	1,936,983	14,809,352	(13,434,194)	8,809,922
Total liabilities and equity	$10,320,380	$3,639,234	$19,177,348	$(13,434,194)	$19,702,768

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$618	$69,755	$282,696	$—	$353,069
Resident fees and services	—	—	371,061	—	371,061
Medical office building and other services revenue	—	—	6,300	—	6,300
Income from loans and investments	306	—	10,461	—	10,767
Equity earnings in affiliates	126,085	—	140	(126,225)	—
Interest and other income	152	5	116	—	273
Total revenues	127,161	69,760	670,774	(126,225)	741,470
Expenses:
Interest	(647)	43,094	45,394	—	87,841
Depreciation and amortization	1,422	7,653	184,519	—	193,594
Property-level operating expenses	—	150	287,490	—	287,640
Medical office building services costs	—	—	3,371	—	3,371
General, administrative and professional fees	1,887	5,613	25,366	—	32,866
(Gain) loss on extinguishment of debt, net	(3)	3	(259)	—	(259)
Merger-related expenses and deal costs	1,753	—	9,007	—	10,760
Other	707	319	4,203	—	5,229
Total expenses	5,119	56,832	559,091	—	621,042
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	122,042	12,928	111,683	(126,225)	120,428
Income (loss) from unconsolidated entities	—	522	(274)	—	248
Income tax expense	(3,433)	—	—	—	(3,433)
Income from continuing operations	118,609	13,450	111,409	(126,225)	117,243
Discontinued operations	1,438	556	1,037	—	3,031
Gain on real estate dispositions, net	1,000	—	—	—	1,000
Net income	121,047	14,006	112,446	(126,225)	121,274
Net income attributable to noncontrolling interest	—	—	227	—	227
Net income attributable to common stockholders	$121,047	$14,006	$112,219	$(126,225)	$121,047

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$640	$69,287	$253,023	$—	$322,950
Resident fees and services	—	—	339,170	—	339,170
Medical office building and other services revenue	—	—	3,648	—	3,648
Income from loans and investments	103	294	15,706	—	16,103
Equity earnings in affiliates	116,077	—	250	(116,327)	—
Interest and other income	37	5	996	—	1,038
Total revenues	116,857	69,586	612,793	(116,327)	682,909
Expenses:
Interest	(467)	32,331	46,770	—	78,634
Depreciation and amortization	1,077	7,216	167,175	—	175,468
Property-level operating expenses	—	102	267,099	—	267,201
Medical office building services costs	—	—	1,639	—	1,639
General, administrative and professional fees	(13)	5,622	23,165	—	28,774
Merger-related expenses and deal costs	2,749	—	1,513	—	4,262
Other	40	21	4,526	—	4,587
Total expenses	3,386	45,292	511,887	—	560,565
Income from continuing operations before income from unconsolidated entities, income taxes and noncontrolling interest	113,471	24,294	100,906	(116,327)	122,344
Income from unconsolidated entities	—	288	641	—	929
Income tax (expense) benefit	(1,745)	—	1	—	(1,744)
Income from continuing operations	111,726	24,582	101,548	(116,327)	121,529
Discontinued operations	467	428	(9,326)	—	(8,431)
Net income	112,193	25,010	92,222	(116,327)	113,098
Net income attributable to noncontrolling interest	—	—	905	—	905
Net income attributable to common stockholders	$112,193	$25,010	$91,317	$(116,327)	$112,193

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$121,047	$14,006	$112,446	$(126,225)	$121,274
Other comprehensive income (loss):
Foreign currency translation	—	—	(3,334)	—	(3,334)
Change in unrealized gain on intra-entity currency loan	594	—	—	—	594
Change in unrealized gain on marketable debt securities	1,306	—	—	—	1,306
Other	—	—	239	—	239
Total other comprehensive income (loss)	1,900	—	(3,095)	—	(1,195)
Comprehensive income	122,947	14,006	109,351	(126,225)	120,079
Comprehensive income attributable to noncontrolling interest	—	—	227	—	227
Comprehensive income attributable to common stockholders	$122,947	$14,006	$109,124	$(126,225)	$119,852

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$112,193	$25,010	$92,222	$(116,327)	$113,098
Other comprehensive income (loss):
Foreign currency translation	—	—	(2,091)	—	(2,091)
Change in unrealized gain on marketable debt securities	61	—	—	—	61
Other	—	—	504	—	504
Total other comprehensive income (loss)	61	—	(1,587)	—	(1,526)
Comprehensive income	112,254	25,010	90,635	(116,327)	111,572
Comprehensive income attributable to noncontrolling interest	—	—	905	—	905
Comprehensive income attributable to common stockholders	$112,254	$25,010	$89,730	$(116,327)	$110,667

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(46,025)	$20,487	$309,959	$—	$284,421
Net cash (used in) provided by investing activities	(155,716)	5,190	(67,824)	—	(218,350)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	182,969	(1,215)	—	181,754
Repayment of debt	—	—	(67,773)	—	(67,773)
Net change in intercompany debt	227,406	(205,292)	(22,114)	—	—
Payment of deferred financing costs	—	(154)	(13)	—	(167)
Cash distribution from (to) affiliates	179,724	(2,618)	(177,106)	—	—
Cash distribution to common stockholders	(213,473)	—	—	—	(213,473)
Cash distribution to redeemable OP unitholders	(1,402)	—	—	—	(1,402)
Distributions to noncontrolling interest	—	—	(2,237)	—	(2,237)
Other	1,636	5	—	—	1,641
Net cash provided by (used in) financing activities	193,891	(25,090)	(270,458)	—	(101,657)
Net (decrease) increase in cash and cash equivalents	(7,850)	587	(28,323)	—	(35,586)
Effect of foreign currency translation on cash and cash equivalents	593	(587)	555	—	561
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$20,912	$—	$38,879	$—	$59,791

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(26,368)	$51,309	$205,364	$—	$230,305
Net cash (used in) provided by investing activities	(47,169)	(5,835)	112,477	—	59,473
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(376,000)	84	—	(375,916)
Proceeds from debt	—	758,460	158,411	—	916,871
Repayment of debt	(11,420)	—	(624,373)	—	(635,793)
Net change in intercompany debt	279,196	(415,487)	136,291	—	—
Payment of deferred financing costs	—	(12,160)	(1,648)	—	(13,808)
Cash distribution (to) from affiliates	(17,903)	(238)	18,141	—	—
Issuance of common stock, net	5,050	—	—	—	5,050
Cash distribution to common stockholders	(195,700)	—	—	—	(195,700)
Cash distribution to redeemable OP unitholders	(1,151)	—	—	—	(1,151)
Purchases of redeemable OP units	(108)	—	—	—	(108)
Distributions to noncontrolling interest	—	—	(1,450)	—	(1,450)
Other	2,058	—	—	—	2,058
Net cash provided by (used in) financing activities	60,022	(45,425)	(314,544)	—	(299,947)
Net (decrease) increase in cash and cash equivalents	(13,515)	49	3,297	—	(10,169)
Effect of foreign currency translation on cash and cash equivalents	—	(49)	—	—	(49)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$3,219	$—	$54,471	$—	$57,690

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

PART II—OTHER INFORMATION
ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.
4.2	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
15.1	Letter from KPMG LLP regarding unaudited interim financial information.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: September 4, 2014

VENTAS, INC.

By:	/s/ Richard A. Schweinhart
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.
4.2	Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Incorporated by reference to Exhibit 12.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.
15.1	Letter from KPMG LLP regarding unaudited interim financial information.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.