Form 10-Q
period 2014-09-30
VENTAS INC
filed 2014-10-24
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 22, 2014:
Common Stock, $0.25 par value	294,318,374

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2014	December 31, 2013
Assets
Real estate investments:
Land and improvements	$1,937,888	$1,855,968
Buildings and improvements	19,664,973	18,457,028
Construction in progress	116,975	80,415
Acquired lease intangibles	1,039,949	1,010,181
	22,759,785	21,403,592
Accumulated depreciation and amortization	(3,833,974)	(3,328,006)
Net real estate property	18,925,811	18,075,586
Secured loans receivable and investments, net	407,551	376,229
Investments in unconsolidated entities	88,175	91,656
Net real estate investments	19,421,537	18,543,471
Cash and cash equivalents	64,595	94,816
Escrow deposits and restricted cash	78,746	84,657
Deferred financing costs, net	64,898	62,215
Other assets	1,021,389	946,335
Total assets	$20,651,165	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,469,106	$9,364,992
Accrued interest	69,112	54,349
Accounts payable and other liabilities	965,240	1,001,515
Deferred income taxes	361,454	250,167
Total liabilities	11,864,912	10,671,023
Redeemable OP unitholder and noncontrolling interests	163,080	156,660
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 294,359 and 297,901 shares issued at September 30, 2014 and December 31, 2013, respectively	73,603	74,488
Capital in excess of par value	9,859,490	10,078,592
Accumulated other comprehensive income	16,156	19,659
Retained earnings (deficit)	(1,398,378)	(1,126,541)
Treasury stock, 32 and 3,712 shares at September 30, 2014 and December 31, 2013, respectively	(2,075)	(221,917)
Total Ventas stockholders’ equity	8,548,796	8,824,281
Noncontrolling interest	74,377	79,530
Total equity	8,623,173	8,903,811
Total liabilities and equity	$20,651,165	$19,731,494
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues:
Rental income:
Triple-net leased	$244,206	$218,698	$724,778	$644,403
Medical office buildings	116,598	114,779	346,711	335,472
	360,804	333,477	1,071,489	979,875
Resident fees and services	396,247	359,112	1,141,781	1,039,876
Medical office building and other services revenue	7,573	4,146	18,240	11,331
Income from loans and investments	14,043	14,448	39,435	45,284
Interest and other income	368	66	814	1,901
Total revenues	779,035	711,249	2,271,759	2,078,267
Expenses:
Interest	98,469	83,764	277,811	244,635
Depreciation and amortization	201,224	177,038	585,636	524,033
Property-level operating expenses:
Senior living	265,274	244,316	762,993	706,561
Medical office buildings	41,147	40,566	119,827	115,010
	306,421	284,882	882,820	821,571
Medical office building services costs	4,568	1,651	9,565	4,957
General, administrative and professional fees	29,466	28,659	93,638	84,757
Loss (gain) on extinguishment of debt, net	2,414	(189)	5,079	(909)
Merger-related expenses and deal costs	16,749	6,208	37,108	17,137
Other	15,229	4,353	25,321	13,325
Total expenses	674,540	586,366	1,916,978	1,709,506
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	104,495	124,883	354,781	368,761
(Loss) income from unconsolidated entities	(47)	110	549	533
Income tax benefit (expense)	1,887	2,780	(4,820)	13,100
Income from continuing operations	106,335	127,773	350,510	382,394
Discontinued operations	(259)	(9,174)	2,517	(36,164)
Gain on real estate dispositions	3,625	—	16,514	—
Net income	109,701	118,599	369,541	346,230
Net income attributable to noncontrolling interest	569	303	964	1,161
Net income attributable to common stockholders	$109,132	$118,296	$368,577	$345,069
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.43	$1.24	$1.30
Discontinued operations	(0.00)	(0.03)	0.01	(0.12)
Net income attributable to common stockholders	$0.37	$0.40	$1.25	$1.18
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.43	$1.23	$1.29
Discontinued operations	(0.00)	(0.03)	0.01	(0.12)
Net income attributable to common stockholders	$0.37	$0.40	$1.24	$1.17
Weighted average shares used in computing earnings per common share:
Basic	294,030	292,818	293,965	292,308
Diluted	296,495	295,190	296,411	294,788
Dividends declared per common share	$0.725	$0.67	$2.175	$2.01
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$109,701	$118,599	$369,541	$346,230
Other comprehensive (loss) income:
Foreign currency translation	(2,747)	1,665	(3,320)	(3,148)
Change in unrealized gain on intra-entity currency loan	(10,138)	—	(4,586)	—
Change in unrealized gain on marketable securities	(334)	(208)	1,237	(1,015)
Other	3,120	84	3,166	2,102
Total other comprehensive (loss) income	(10,099)	1,541	(3,503)	(2,061)
Comprehensive income	99,602	120,140	366,038	344,169
Comprehensive income attributable to noncontrolling interest	569	303	964	1,161
Comprehensive income attributable to common stockholders	$99,033	$119,837	$365,074	$343,008

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2014 and the Year Ended December 31, 2013
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$73,904	$9,920,962	$23,354	$(777,927)	$(221,165)	$9,019,128	$70,235	$9,089,363
Net income	—	—	—	453,509	—	453,509	1,380	454,889
Other comprehensive loss	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(8,202)	(8,202)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	74,488	10,078,592	19,659	(1,126,541)	(221,917)	8,824,281	79,530	8,903,811
Net income	—	—	—	368,577	—	368,577	964	369,541
Other comprehensive income	—	—	(3,503)	—	—	(3,503)	—	(3,503)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Net change in noncontrolling interest	—	(2,689)	—	—	—	(2,689)	(7,658)	(10,347)
Dividends to common stockholders—$2.175 per share	—	—	—	(640,414)	—	(640,414)	—	(640,414)
Issuance of common stock for stock plans	3	4,725	—	—	2,215	6,943	—	6,943
Change in redeemable noncontrolling interest	—	(31)	—	—	—	(31)	1,541	1,510
Adjust redeemable OP unitholder interests to current fair value	—	(12,157)	—	—	—	(12,157)	—	(12,157)
Purchase of OP units	1	87	—	—	—	88	—	88
Grant of restricted stock, net of forfeitures	35	11,115	—	—	(3,449)	7,701	—	7,701
Balance at September 30, 2014	$73,603	$9,859,490	$16,156	$(1,398,378)	$(2,075)	$8,548,796	$74,377	$8,623,173
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$369,541	$346,230
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	587,176	569,325
Amortization of deferred revenue and lease intangibles, net	(14,775)	(11,159)
Other non-cash amortization	(616)	(13,376)
Stock-based compensation	16,792	15,010
Straight-lining of rental income, net	(29,644)	(21,165)
Loss (gain) on extinguishment of debt, net	5,079	(1,062)
Gain on real estate dispositions (including amounts in discontinued operations)	(17,726)	(2,241)
Gain on real estate loan investments	(249)	(3,598)
Gain on sale of marketable securities	—	(856)
Income tax expense (benefit)	4,420	(13,100)
(Income) loss from unconsolidated entities	(549)	707
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)
Other	13,599	6,133
Changes in operating assets and liabilities:
Increase in other assets	(3,306)	(28,132)
Increase in accrued interest	14,835	14,624
Decrease in accounts payable and other liabilities	(24,605)	(20,670)
Net cash provided by operating activities	919,972	835,429
Cash flows from investing activities:
Net investment in real estate property	(1,184,036)	(1,358,766)
Purchase of noncontrolling interest	(3,588)	(7,895)
Investment in loans receivable and other	(66,436)	(34,717)
Proceeds from real estate disposals	112,746	29,191
Proceeds from loans receivable	55,573	299,156
Purchase of marketable securities	(46,689)	—
Proceeds from sale or maturity of marketable securities	21,689	5,493
Funds held in escrow for future development expenditures	2,602	15,189
Development project expenditures	(71,375)	(74,707)
Capital expenditures	(56,235)	(50,634)
Other	(421)	(411)
Net cash used in investing activities	(1,236,170)	(1,178,101)
Cash flows from financing activities:
Net change in borrowings under credit facilities	(153,684)	(92,586)
Proceeds from debt	2,007,707	1,766,844
Repayment of debt	(905,117)	(840,532)
Payment of deferred financing costs	(14,946)	(19,977)
Issuance of common stock, net	—	106,002
Cash distribution to common stockholders	(640,414)	(588,770)
Cash distribution to redeemable OP unitholders	(4,214)	(3,479)
Purchases of redeemable OP units	—	(317)
Contributions from noncontrolling interest	—	2,094
Distributions to noncontrolling interest	(6,760)	(7,614)
Other	(551)	7,830
Net cash provided by financing activities	282,021	329,495
Net decrease in cash and cash equivalents	(34,177)	(13,177)
Effect of foreign currency translation on cash and cash equivalents	3,956	(59)
Cash and cash equivalents at beginning of period	94,816	67,908
Cash and cash equivalents at end of period	$64,595	$54,672
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$353,995	$221,447
Other assets acquired	3,683	6,526
Debt assumed	228,150	183,848
Other liabilities	19,441	27,583
Deferred income tax liability	110,087	4,849
Noncontrolling interests	—	11,693
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2014, we owned more than 1,500 properties (including properties classified as held for sale), including seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had two properties under development. Our company is currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2014, we leased a total of 907 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 270 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 161 properties (excluding six properties included in investments in unconsolidated entities) and 86 properties, respectively, as of September 30, 2014.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on September 4, 2014. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of September 30, 2014, third party investors owned 2,447,878 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.1% of the total units then outstanding, and we owned 6,597,865 Class B limited partnership units in NHP/PMB, representing the remaining 72.9%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2014 and December 31, 2013, the fair value of the redeemable OP unitholder interests was $119.5 million and $111.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2014 and December 31, 2013. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
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

•
Cash and cash equivalents - The carrying amount of unrestricted and restricted cash and cash equivalents reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2014 and December 31, 2013, this cumulative excess totaled $179.1 million (net of allowances of $138.3 million) and $150.8 million (net of allowances of $101.4 million), respectively.
Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have terms of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements. We initially adopted ASU 2014-08 for the quarter ended March 31, 2014.
The results of operations for assets meeting the definition of discontinued operations are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We allocate estimated interest expense to discontinued operations based on property values and either our weighted average interest rate or the property’s actual mortgage interest.
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of September 30, 2014, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 24.3%, 12.6%, 10.4% and 2.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2014). Seniors housing communities constituted approximately 66.4% of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2014), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 33.6%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2014, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended September 30, 2014 and 2013, approximately 5.6% and 5.5%, respectively, of our total revenues and 9.4% and 9.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.4% and 7.5%, respectively, of our total revenues and 9.0% and 12.5%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior

Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
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
In July 2014, Brookdale Senior Living completed its acquisition of Emeritus Corporation (“Emeritus”), which operates 15 of our triple-net leased properties (excluding one property classified as held for sale as of September 30, 2014). In connection with the transaction, we entered into favorable arrangements with Brookdale Senior Living and Emeritus regarding the terms of our existing leases.  We do not expect the transaction or those arrangements to have a material impact on our financial condition or results of operations.
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
With respect to four of the five remaining assets, Kindred must still continue to perform all of its obligations under the applicable master lease, including without limitation, payment of all rental amounts, through December 31, 2014 if the transitions have not yet occurred (and the fifth asset is currently under contract for sale).  Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Senior Living Operations
As of September 30, 2014, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of five directors to the Atria Board of Directors.
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
NOTE 4—ACQUISITIONS
The following summarizes our acquisition and development activities during the nine months ended September 30, 2014 and the year ended December 31, 2013. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2014 Acquisitions
Holiday Canada Acquisition
In August 2014, we acquired 29 independent living communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”) for a purchase price of CAD 957 million. We also paid CAD 26.9 million in early debt repayment costs relating to debt that was repaid in full at closing. The Holiday Canada Acquisition was funded initially through borrowings under a CAD 791 million unsecured term loan that we entered into in July 2014 and the assumption of CAD 193.7 million of debt.
Other 2014 Acquisitions
During the nine months ended September 30, 2014, we also acquired three triple-net leased private hospitals (located in the United Kingdom), seven triple-net leased seniors housing communities and four seniors housing communities that are being operated by independent third-party managers for aggregate consideration of approximately $519.8 million. We also paid $10.3 million in early debt repayment costs relating to debt that was repaid in full at closing of the applicable transactions.
Completed Developments
During 2014, we completed the development of one MOB. This completed development represents $10.5 million of net real estate property on our Consolidated Balance Sheets as of September 30, 2014.

Estimated Fair Value
We are accounting for our 2014 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). We have finalized our initial accounting for all acquisitions completed during the nine months ended September 30, 2013, and the remainder of our 2013 acquisitions is still subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Total
	(In thousands)
Land and improvements	$25,771	$92,192	$117,963
Buildings and improvements	275,984	1,089,295	1,365,279
Acquired lease intangibles	18,336	36,452	54,788
Other assets	—	12,387	12,387
Total assets acquired	320,091	1,230,326	1,550,417
Notes payable and other debt	—	228,150	228,150
Other liabilities	4,630	124,897	129,527
Total liabilities assumed	4,630	353,047	357,677
Net assets acquired	315,461	877,279	1,192,740
Cash acquired	—	8,704	8,704
Total cash used	$315,461	$868,575	$1,184,036
Aggregate Revenue and NOI
For the three months ended September 30, 2014, aggregate revenues and NOI derived from our 2014 real estate acquisitions were $25.3 million and $14.1 million, respectively. For the nine months ended September 30, 2014, aggregate revenues and NOI derived from our 2014 real estate acquisitions were $33.1 million and $20.2 million, respectively.
Transaction Costs
As of September 30, 2014, we had incurred a total of $24.9 million of acquisition-related costs related to our completed 2014 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the three and nine months ended September 30, 2014, we expensed $9.8 million and $22.6 million, respectively, of these acquisition-related costs related to our completed 2014 acquisitions.
2013 Acquisitions
During the year ended December 31, 2013, we acquired 27 triple-net leased seniors housing communities (eight of which we previously leased pursuant to a capital lease), 24 seniors housing communities that are being operated by independent third-party managers and 11 MOBs for aggregate consideration of approximately $1.8 billion.
Completed Developments
During the year ended December 31, 2013, we completed the development of two seniors housing communities, one MOB, and one hospital. These completed developments represented $65.5 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2013.

Estimated Fair Value
We are accounting for our 2013 acquisitions under the acquisition method in accordance with ASC Topic 805, and have completed our initial accounting, which is subject to further adjustment. We accounted for the acquisition of the eight seniors housing communities that we previously leased pursuant to a capital lease in accordance with ASC Topic 840, Leases. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

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
Pending Acquisition
In June 2014, we announced that we had entered into a definitive agreement to acquire American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction valued at approximately $2.9 billion, or $11.33 per share of HCT common stock, including investments expected to be made by HCT prior to completion of our acquisition, substantially all of which have now been completed.  We expect to fund the transaction through the issuance of our common stock, valued at $67.13 per share (for aggregate consideration of between $1.8 billion and $2.0 billion), the assumption of debt and cash.  Completion of the transaction is subject to the approval of HCT stockholders and customary closing conditions.  We expect to complete the HCT transaction late in the fourth quarter of 2014, although we cannot provide any assurances as to whether or when the transaction will be completed.
NOTE 5—DISPOSITIONS
2014 Activity
During the nine months ended September 30, 2014, we sold 15 triple-net leased properties and four properties included in our MOB operations reportable business segment for aggregate consideration of $112.7 million. We recognized a net gain on the sales of these assets of $19.9 million, $1.5 million of which is reported within discontinued operations in our Consolidated Statements of Income.
2013 Activity
During the nine months ended September 30, 2013, we sold sixteen triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and two properties included in our MOB operations reportable business segment for aggregate consideration of $28.7 million, including lease termination fees of $0.3 million. We recognized a net gain on the sales of these assets of $2.5 million, all of which is reported within discontinued operations in our Consolidated Statements of Income.

Discontinued Operations and Assets Held for Sale
We present separately, as discontinued operations in all periods presented, the results of operations for all real estate assets classified as held for sale as of September 30, 2014, and all real estate assets disposed of during the period from January 1, 2013 through September 30, 2014, that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of September 30, 2014 and December 31, 2013, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	September 30, 2014			December 31, 2013
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (2)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)
Triple-net leased properties	10	$17,307	$794	15	$125,981	$50,456
Senior living operations	2	3,709	194	—	—	—
MOB operations (3)	36	179,334	50,445	4	29,359	14,044
Total	48	$200,350	$51,433	19	$155,340	$64,500

(1)	The operations for three triple-net leased properties and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.

(2)	The operations for all properties listed are reported in discontinued operations in our Consolidated Statements of Income.

(3)
Includes 34 MOBs that are being marketed for sale and were classified as held for sale as of September 30, 2014. Aggregate NOI for this portfolio of assets was $8.7 million and $10.6 million for the nine months ended September 30, 2014 and 2013, respectively. The sale of these MOBs does not meet the criteria for reporting as discontinued operations.

We recognized impairments of $17.2 million and $38.1 million for the nine months ended September 30, 2014 and 2013, respectively, which are recorded primarily as a component of depreciation and amortization. A portion of these impairments ($1.5 million and $36.7 million, respectively) was recorded in discontinued operations for the nine months ended September 30, 2014 and 2013.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three and nine months ended September 30, 2014 and 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
Rental income	$261	$3,672	$4,269	$11,557
Resident fees and services	—	—	—	759
Interest and other income	—	—	750	—
	261	3,672	5,019	12,316
Expenses:
Interest	281	1,235	1,462	4,389
Depreciation and amortization	12	11,354	1,540	45,292
Property-level operating expenses	123	310	403	1,692
General, administrative and professional expenses	—	—	—	3
Gain on extinguishment of debt, net	—	—	—	(153)
Other	63	(7)	309	(502)
	479	12,892	3,714	50,721
(Loss) income before (loss) gain on real estate dispositions	(218)	(9,220)	1,305	(38,405)
(Loss) gain on real estate dispositions	(41)	46	1,212	2,241
Discontinued operations	$(259)	$(9,174)	$2,517	$(36,164)
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of September 30, 2014 and December 31, 2013, we had $456.5 million and $414.8 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of September 30, 2014, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$344,948	$344,948	$355,559	$—
Government-sponsored pooled loan investments	62,603	61,182	62,603	1,421
Total investments reported as Secured loans receivable and investments, net	407,551	406,130	418,162	1,421

Unsecured loans receivable	22,898	22,898	23,333	—
Marketable securities	26,059	25,000	26,059	1,059
Total investments reported as Other assets	48,957	47,898	49,392	1,059

Total net loans receivable and investments	$456,508	$454,028	$467,554	$2,480
During the nine months ended September 30, 2014, we purchased $25.0 million principal amount of senior unsecured corporate bonds, a $38.7 million interest in a government-sponsored pooled loan investment, and $21.7 million of marketable equity securities. During the three months ended September 30, 2014, we sold all of our marketable equity securities for $22.3 million and recognized a gain of $0.6 million. Our investments in marketable debt securities are classified as available-for-sale, with contractual maturity dates ranging from 2022 to 2023.

During the nine months ended September 30, 2014, we received aggregate proceeds of $52.1 million in final repayment of two secured and two unsecured loans receivable. We recognized aggregate gains of $4.0 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the nine months ended September 30, 2014.
In 2013, we sold portions of a $375.0 million secured loan receivable to third parties in separate transactions, as evidenced by separate notes. As of September 30, 2014, our remaining investment in this loan receivable was $175.1 million, which bears interest at an all-in rate of 10.6% per annum. Under the terms of the loan agreement, we act as the administrative agent and will continue to receive the stated interest rate on our remaining loan receivable balance.
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2014 and December 31, 2013, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 50 properties. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.0 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, and $6.2 million and $4.9 million for the nine months ended September 30, 2014 and 2013, respectively.
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.6 million from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income for the nine months ended September 30, 2013. Operations relating to these properties are now consolidated in our Consolidated Statements of Income.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$210,633	8.2	$214,353	8.4
In-place and other lease intangibles	829,315	23.2	795,829	24.1
Goodwill and other intangibles	479,513	8.8	489,346	8.6
Accumulated amortization	(522,407)	N/A	(458,919)	N/A
Net intangible assets	$997,054	19.5	$1,040,609	19.8
Intangible liabilities:
Below market lease intangibles	$425,183	14.7	$429,199	14.7
Other lease intangibles	32,103	25.7	32,103	24.8
Accumulated amortization	(149,164)	N/A	(119,549)	N/A
Purchase option intangibles	22,900	N/A	29,294	N/A
Net intangible liabilities	$331,022	15.2	$371,047	15.1

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
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Straight-line rent receivables, net	$179,069	$150,829
Unsecured loans receivable and investments, net	22,898	38,542
Goodwill and other intangibles, net	463,458	476,483
Assets held for sale	200,350	155,340
Marketable securities	26,059	—
Other	129,555	125,141
Total other assets	$1,021,389	$946,335

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Unsecured revolving credit facility (1)	$225,359	$376,343
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
Unsecured term loan due 2015 (2)	117,006	—
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	—
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (3)	200,000	200,000
Unsecured term loan due 2019 (3)	794,697	800,702
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (2)	357,270	—
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.750% Senior Notes due 2024	400,000	—
4.125% Senior Notes, Series B due 2024 (2)	223,294	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
Mortgage loans and other (4)	2,414,695	2,524,889
Total	10,450,864	9,320,477
Unamortized fair value adjustment	45,571	69,611
Unamortized discounts	(27,329)	(25,096)
Senior notes payable and other debt	$10,469,106	$9,364,992

(1)	$5.4 million and $7.3 million of aggregate borrowings were in the form of Canadian dollars as of September 30, 2014 and December 31, 2013, respectively.

(2)	These borrowings are in the form of Canadian dollars.

(3)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility, of which $111.1 million of borrowings included in the 2019 tranche are in the form of Canadian dollars.

(4)
2014 excludes debt related to real estate assets classified as held for sale as of September 30, 2014. The total mortgage debt for these properties as of September 30, 2014 was $43.7 million and is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2013 excludes debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. The total mortgage debt for this property as of December 31, 2013 was $13.1 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheet.

As of September 30, 2014, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2014	$7,372	$—	$11,581	$18,953
2015	877,650	—	41,652	919,302
2016	921,817	—	37,833	959,650
2017	777,127	—	27,413	804,540
2018	1,075,209	225,359	21,489	1,322,057
Thereafter (2)	6,267,876	—	158,486	6,426,362
Total maturities	$9,927,051	$225,359	$298,454	$10,450,864

(1)	As of September 30, 2014, we had $64.6 million of unrestricted cash and cash equivalents, for $160.8 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of September 30, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of September 30, 2014, we had $225.4 million of borrowings outstanding, $21.8 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In July 2014, we entered into a new CAD 791 million unsecured term loan that matures on July 30, 2015 to initially fund a majority of the Holiday Canada Acquisition. In September 2014, we repaid CAD 660 million of the unsecured term loan principally with proceeds from the sale of unsecured senior notes issued by our wholly owned subsidiary, Ventas Canada Finance Limited.
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
In September 2014, our wholly owned subsidiary, Ventas Canada Finance Limited, issued and sold CAD 400 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes are guaranteed by Ventas, Inc. and were offered on a private placement basis in Canada. We used the proceeds from the issuance to repay a portion of the CAD 791 million unsecured term loan.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2014 and December 31, 2013, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$64,595	$64,595	$94,816	$94,816
Secured loans receivable, net	344,948	355,559	354,775	355,223
Unsecured loans receivable, net	22,898	23,333	38,542	40,473
Marketable securities	88,662	88,662	21,454	21,454
Liabilities:
Senior notes payable and other debt, gross	10,450,864	10,761,254	9,320,477	9,405,259
Derivative instruments and other liabilities	4,238	4,238	11,105	11,105
Redeemable OP unitholder interests	119,537	119,537	111,607	111,607
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
NOTE 12—LITIGATION
Litigation Relating to the HCT Acquisition
In the weeks following the announcement of our pending acquisition of HCT on June 2, 2014, a total of 13 putative class actions were filed by purported HCT stockholders challenging the transaction. Certain of the actions also purport to bring derivative claims on behalf of HCT. Among other things, the lawsuits allege that the directors of HCT breached their fiduciary duties by approving the transaction and that Ventas, Inc. and our subsidiaries, Stripe Sub, LLC and Stripe OP, LP, aided and abetted this purported breach of fiduciary duty. The complaints seek injunctive relief and damages.
Ten of these actions were filed in the Circuit Court for Baltimore City, Maryland and consolidated under the caption In re: American Realty Capital, Healthcare Trust, Inc. Shareholder & Derivative Litigation, Case No. 24-C-14-003534, two actions were filed in the Supreme Court of the State of New York, County of New York, and one action was filed in the United States District Court of Maryland.
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
Although the TRS entities have paid minimal cash federal income taxes for the nine months ended September 30, 2014, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2014 and 2013 was a benefit of $1.9 million and $2.8 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2014 and 2013 was an expense of $4.8 million and a benefit of $13.1 million, respectively. The income tax expense for the nine months ended September 30, 2014 is due primarily to operating income at our TRS entities. The income tax benefit for the nine months ended September 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $361.5 million and $250.2 million as of September 30, 2014 and December 31, 2013, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards. The increase in the net deferred tax liability from 2013 was due primarily to approximately $107.7 million of recorded deferred tax liability as a result of the Holiday Canada Acquisition and $2.3 million of recorded deferred tax liability due to other acquisitions.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2011 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2010 and subsequent years. We are subject to audit by the Canada Revenue Agency and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in connection with the Holiday Canada Acquisition.

NOTE 14—STOCKHOLDERS’ EQUITY
In February 2014, we canceled 3.7 million shares of our common stock held as treasury stock. These shares were owned by certain wholly owned private investment funds that we acquired in December 2012.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(In thousands)
Foreign currency translation	$14,699	$18,019
Unrealized gain on intra-entity foreign currency loan	(4,586)	—
Unrealized gain (loss) on marketable securities	1,021	(216)
Other	5,022	1,856
Total accumulated other comprehensive income	$16,156	$19,659
NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$109,391	$127,470	$366,060	$381,233
Discontinued operations	(259)	(9,174)	2,517	(36,164)
Net income attributable to common stockholders	$109,132	$118,296	$368,577	$345,069
Denominator:
Denominator for basic earnings per share—weighted average shares	294,030	292,818	293,965	292,308
Effect of dilutive securities:
Stock options	492	483	468	578
Restricted stock awards	47	75	51	114
OP units	1,926	1,814	1,927	1,788
Denominator for diluted earnings per share—adjusted weighted average shares	296,495	295,190	296,411	294,788
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.43	$1.24	$1.30
Discontinued operations	(0.00)	(0.03)	0.01	(0.12)
Net income attributable to common stockholders	$0.37	$0.40	$1.25	$1.18
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.43	$1.23	$1.29
Discontinued operations	(0.00)	(0.03)	0.01	(0.12)
Net income attributable to common stockholders	$0.37	$0.40	$1.24	$1.17

NOTE 16—SEGMENT INFORMATION
As of September 30, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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

Summary information by reportable business segment is as follows:
For the three months ended September 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$244,206	$—	$116,598	$—	$360,804
Resident fees and services	—	396,247	—	—	396,247
Medical office building and other services revenue	1,136	—	5,937	500	7,573
Income from loans and investments	—	—	—	14,043	14,043
Interest and other income	—	—	—	368	368
Total revenues	$245,342	$396,247	$122,535	$14,911	$779,035
Total revenues	$245,342	$396,247	$122,535	$14,911	$779,035
Less:
Interest and other income	—	—	—	368	368
Property-level operating expenses	—	265,274	41,147	—	306,421
Medical office building services costs	—	—	4,568	—	4,568
Segment NOI	245,342	130,973	76,820	14,543	467,678
Income (loss) from unconsolidated entities	252	(225)	66	(140)	(47)
Segment profit	$245,594	$130,748	$76,886	$14,403	467,631
Interest and other income					368
Interest expense					(98,469)
Depreciation and amortization					(201,224)
General, administrative and professional fees					(29,466)
Loss on extinguishment of debt, net					(2,414)
Merger-related expenses and deal costs					(16,749)
Other					(15,229)
Income tax benefit					1,887
Discontinued operations					(259)
Gain on real estate dispositions					3,625
Net income					$109,701

For the three months ended September 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$218,698	$—	$114,779	$—	$333,477
Resident fees and services	—	359,112	—	—	359,112
Medical office building and other services revenue	1,116	—	2,530	500	4,146
Income from loans and investments	—	—	—	14,448	14,448
Interest and other income	—	—	—	66	66
Total revenues	$219,814	$359,112	$117,309	$15,014	$711,249
Total revenues	$219,814	$359,112	$117,309	$15,014	$711,249
Less:
Interest and other income	—	—	—	66	66
Property-level operating expenses	—	244,316	40,566	—	284,882
Medical office building services costs	—	—	1,651	—	1,651
Segment NOI	219,814	114,796	75,092	14,948	424,650
Income (loss) from unconsolidated entities	203	(32)	71	(132)	110
Segment profit	$220,017	$114,764	$75,163	$14,816	424,760
Interest and other income					66
Interest expense					(83,764)
Depreciation and amortization					(177,038)
General, administrative and professional fees					(28,659)
Gain on extinguishment of debt, net					189
Merger-related expenses and deal costs					(6,208)
Other					(4,353)
Income tax benefit					2,780
Discontinued operations					(9,174)
Net income					$118,599

For the nine months ended September 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$724,778	$—	$346,711	$—	$1,071,489
Resident fees and services	—	1,141,781	—	—	1,141,781
Medical office building and other services revenue	3,429	—	13,311	1,500	18,240
Income from loans and investments	—	—	—	39,435	39,435
Interest and other income	—	—	—	814	814
Total revenues	$728,207	$1,141,781	$360,022	$41,749	$2,271,759
Total revenues	$728,207	$1,141,781	$360,022	$41,749	$2,271,759
Less:
Interest and other income	—	—	—	814	814
Property-level operating expenses	—	762,993	119,827	—	882,820
Medical office building services costs	—	—	9,565	—	9,565
Segment NOI	728,207	378,788	230,630	40,935	1,378,560
Income (loss) from unconsolidated entities	838	(209)	326	(406)	549
Segment profit	$729,045	$378,579	$230,956	$40,529	1,379,109
Interest and other income					814
Interest expense					(277,811)
Depreciation and amortization					(585,636)
General, administrative and professional fees					(93,638)
Loss on extinguishment of debt, net					(5,079)
Merger-related expenses and deal costs					(37,108)
Other					(25,321)
Income tax expense					(4,820)
Discontinued operations					2,517
Gain on real estate dispositions					16,514
Net income					$369,541

For the nine months ended September 30, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$644,403	$—	$335,472	$—	$979,875
Resident fees and services	—	1,039,876	—	—	1,039,876
Medical office building and other services revenue	3,342	—	7,226	763	11,331
Income from loans and investments	—	—	—	45,284	45,284
Interest and other income	—	—	—	1,901	1,901
Total revenues	$647,745	$1,039,876	$342,698	$47,948	$2,078,267
Total revenues	$647,745	$1,039,876	$342,698	$47,948	$2,078,267
Less:
Interest and other income	—	—	—	1,901	1,901
Property-level operating expenses	—	706,561	115,010	—	821,571
Medical office building services costs	—	—	4,957	—	4,957
Segment NOI	647,745	333,315	222,731	46,047	1,249,838
Income (loss) from unconsolidated entities	573	(1,173)	1,456	(323)	533
Segment profit	$648,318	$332,142	$224,187	$45,724	1,250,371
Interest and other income					1,901
Interest expense					(244,635)
Depreciation and amortization					(524,033)
General, administrative and professional fees					(84,757)
Gain on extinguishment of debt, net					909
Merger-related expenses and deal costs					(17,137)
Other					(13,325)
Income tax benefit					13,100
Discontinued operations					(36,164)
Net income					$346,230
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Capital expenditures:
Triple-net leased properties	$99,590	$793,594	$349,022	$838,598
Senior living operations	853,723	226,442	932,903	471,531
MOB operations	6,858	99,706	29,721	173,978
Total capital expenditures	$960,171	$1,119,742	$1,311,646	$1,484,107

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Revenues:
United States	$739,320	$687,925	$2,184,152	$2,008,111
Canada	35,129	23,324	78,168	70,156
United Kingdom	4,586	—	9,439	—
Total revenues	$779,035	$711,249	$2,271,759	$2,078,267

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Net real estate property:
United States	$17,420,653	$17,705,962
Canada	1,328,742	369,624
United Kingdom	176,416	—
Total net real estate property	$18,925,811	$18,075,586
NOTE 17—CONDENSED CONSOLIDATING INFORMATION
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

The following summarizes our condensed consolidating information as of September 30, 2014 and December 31, 2013 and for the three and nine months ended September 30, 2014 and 2013:

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,555	$359,392	$19,055,590	$—	$19,421,537
Cash and cash equivalents	19,143	—	45,452	—	64,595
Escrow deposits and restricted cash	2,102	1,361	75,283	—	78,746
Deferred financing costs, net	758	53,195	10,945	—	64,898
Investment in and advances to affiliates	10,519,811	3,466,998	—	(13,986,809)	—
Other assets	54,879	19,645	946,865	—	1,021,389
Total assets	$10,603,248	$3,900,591	$20,134,135	$(13,986,809)	$20,651,165
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,886,912	$3,582,194	$—	$10,469,106
Intercompany loans	5,207,673	(5,039,728)	(167,945)	—	—
Accrued interest	—	48,404	20,708	—	69,112
Accounts payable and other liabilities	100,676	38,456	826,108	—	965,240
Deferred income taxes	361,454	—	—	—	361,454
Total liabilities	5,669,803	1,934,044	4,261,065	—	11,864,912
Redeemable OP unitholder and noncontrolling interests	1,377	—	161,703	—	163,080
Total equity	4,932,068	1,966,547	15,711,367	(13,986,809)	8,623,173
Total liabilities and equity	$10,603,248	$3,900,591	$20,134,135	$(13,986,809)	$20,651,165

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$629	$70,761	$289,414	$—	$360,804
Resident fees and services	—	—	396,247	—	396,247
Medical office building and other services revenue	—	—	7,573	—	7,573
Income from loans and investments	1,049	—	12,994	—	14,043
Equity earnings in affiliates	124,735	—	45	(124,780)	—
Interest and other income	109	10	249	—	368
Total revenues	126,522	70,771	706,522	(124,780)	779,035
Expenses:
Interest	(6,199)	51,951	52,717	—	98,469
Depreciation and amortization	1,489	8,964	190,771	—	201,224
Property-level operating expenses	—	140	306,281	—	306,421
Medical office building services costs	—	—	4,568	—	4,568
General, administrative and professional fees	1,147	5,284	23,035	—	29,466
Loss on extinguishment of debt, net	—	—	2,414	—	2,414
Merger-related expenses and deal costs	13,848	—	2,901	—	16,749
Other	12,569	42	2,618	—	15,229
Total expenses	22,854	66,381	585,305	—	674,540
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	103,668	4,390	121,217	(124,780)	104,495
Income (loss) from unconsolidated entities	—	315	(362)	—	(47)
Income tax benefit	1,887	—	—	—	1,887
Income from continuing operations	105,555	4,705	120,855	(124,780)	106,335
Discontinued operations	(48)	(190)	(21)	—	(259)
Gain on real estate dispositions	3,625	—	—	—	3,625
Net income	109,132	4,515	120,834	(124,780)	109,701
Net income attributable to noncontrolling interest	—	—	569	—	569
Net income attributable to common stockholders	$109,132	$4,515	$120,265	$(124,780)	$109,132

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$609	$69,375	$263,493	$—	$333,477
Resident fees and services	—	—	359,112	—	359,112
Medical office building and other services revenue	—	—	4,146	—	4,146
Income from loans and investments	—	90	14,358	—	14,448
Equity earnings in affiliates	118,150	—	201	(118,351)	—
Interest and other income	18	10	38	—	66
Total revenues	118,777	69,475	641,348	(118,351)	711,249
Expenses:
Interest	(512)	36,518	47,758	—	83,764
Depreciation and amortization	1,308	7,694	168,036	—	177,038
Property-level operating expenses	—	154	284,728	—	284,882
Medical office building services costs	—	—	1,651	—	1,651
General, administrative and professional fees	437	5,375	22,847	—	28,659
Gain on extinguishment of debt, net	—	—	(189)	—	(189)
Merger-related expenses and deal costs	2,037	—	4,171	—	6,208
Other	23	17	4,313	—	4,353
Total expenses	3,293	49,758	533,315	—	586,366
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	115,484	19,717	108,033	(118,351)	124,883
Income (loss) from unconsolidated entities	—	271	(161)	—	110
Income tax benefit	2,780	—	—	—	2,780
Income from continuing operations	118,264	19,988	107,872	(118,351)	127,773
Discontinued operations	32	199	(9,405)	—	(9,174)
Net income	118,296	20,187	98,467	(118,351)	118,599
Net income attributable to noncontrolling interest	—	—	303	—	303
Net income attributable to common stockholders	$118,296	$20,187	$98,164	$(118,351)	$118,296

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,873	$211,376	$858,240	$—	$1,071,489
Resident fees and services	—	—	1,141,781	—	1,141,781
Medical office building and other services revenue	—	—	18,240	—	18,240
Income from loans and investments	2,285	—	37,150	—	39,435
Equity earnings in affiliates	383,245	—	257	(383,502)	—
Interest and other income	294	21	499	—	814
Total revenues	387,697	211,397	2,056,167	(383,502)	2,271,759
Expenses:
Interest	(11,071)	141,980	146,902	—	277,811
Depreciation and amortization	4,387	24,370	556,879	—	585,636
Property-level operating expenses	—	388	882,432	—	882,820
Medical office building services costs	—	—	9,565	—	9,565
General, administrative and professional fees	3,022	16,649	73,967	—	93,638
(Gain) loss on extinguishment of debt, net	(3)	3	5,079	—	5,079
Merger-related expenses and deal costs	22,083	2,110	12,915	—	37,108
Other	13,600	444	11,277	—	25,321
Total expenses	32,018	185,944	1,699,016	—	1,916,978
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	355,679	25,453	357,151	(383,502)	354,781
Income (loss) from unconsolidated entities	—	1,156	(607)	—	549
Income tax expense	(4,820)	—	—	—	(4,820)
Income from continuing operations	350,859	26,609	356,544	(383,502)	350,510
Discontinued operations	1,204	(964)	2,277	—	2,517
Gain on real estate dispositions	16,514	—	—	—	16,514
Net income	368,577	25,645	358,821	(383,502)	369,541
Net income attributable to noncontrolling interest	—	—	964	—	964
Net income attributable to common stockholders	$368,577	$25,645	$357,857	$(383,502)	$368,577

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,868	$208,492	$769,515	$—	$979,875
Resident fees and services	—	—	1,039,876	—	1,039,876
Medical office building and other services revenue	—	—	11,331	—	11,331
Income from loans and investments	1,262	877	43,145	—	45,284
Equity earnings in affiliates	339,353	—	675	(340,028)	—
Interest and other income	315	21	1,565	—	1,901
Total revenues	342,798	209,390	1,866,107	(340,028)	2,078,267
Expenses:
Interest	(1,453)	104,614	141,474	—	244,635
Depreciation and amortization	3,600	22,420	498,013	—	524,033
Property-level operating expenses	—	396	821,175	—	821,571
Medical office building services costs	—	—	4,957	—	4,957
General, administrative and professional fees	1,580	16,161	67,016	—	84,757
Gain on extinguishment of debt, net	—	—	(909)	—	(909)
Merger-related expenses and deal costs	9,013	—	8,124	—	17,137
Other	316	38	12,971	—	13,325
Total expenses	13,056	143,629	1,552,821	—	1,709,506
Income from continuing operations before income (loss) from unconsolidated entities, income taxes and noncontrolling interest	329,742	65,761	313,286	(340,028)	368,761
Income (loss) from unconsolidated entities	—	776	(243)	—	533
Income tax benefit	13,100	—	—	—	13,100
Income from continuing operations	342,842	66,537	313,043	(340,028)	382,394
Discontinued operations	2,227	930	(39,321)	—	(36,164)
Net income	345,069	67,467	273,722	(340,028)	346,230
Net income attributable to noncontrolling interest	—	—	1,161	—	1,161
Net income attributable to common stockholders	$345,069	$67,467	$272,561	$(340,028)	$345,069

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$109,132	$4,515	$120,834	$(124,780)	$109,701
Other comprehensive (loss) income:
Foreign currency translation	—	—	(2,747)	—	(2,747)
Change in unrealized gain on intra-entity currency loan	(10,138)	—	—	—	(10,138)
Change in unrealized gain on marketable securities	(334)	—	—	—	(334)
Other	—	—	3,120	—	3,120
Total other comprehensive (loss) income	(10,472)	—	373	—	(10,099)
Comprehensive income	98,660	4,515	121,207	(124,780)	99,602
Comprehensive income attributable to noncontrolling interest	—	—	569	—	569
Comprehensive income attributable to common stockholders	$98,660	$4,515	$120,638	$(124,780)	$99,033

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$118,296	$20,187	$98,467	$(118,351)	$118,599
Other comprehensive income (loss):
Foreign currency translation	—	—	1,665	—	1,665
Change in unrealized gain on marketable securities	(208)	—	—	—	(208)
Other	—	—	84	—	84
Total other comprehensive (loss) income	(208)	—	1,749	—	1,541
Comprehensive income	118,088	20,187	100,216	(118,351)	120,140
Comprehensive income attributable to noncontrolling interest	—	—	303	—	303
Comprehensive income attributable to common stockholders	$118,088	$20,187	$99,913	$(118,351)	$119,837

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$368,577	$25,645	$358,821	$(383,502)	$369,541
Other comprehensive loss:
Foreign currency translation	—	—	(3,320)	—	(3,320)
Change in unrealized gain on intra-entity currency loan	(4,586)	—	—	—	(4,586)
Change in unrealized gain on marketable securities	1,237	—	—	—	1,237
Other	—	—	3,166	—	3,166
Total other comprehensive loss	(3,349)	—	(154)	—	(3,503)
Comprehensive income	365,228	25,645	358,667	(383,502)	366,038
Comprehensive income attributable to noncontrolling interest	—	—	964	—	964
Comprehensive income attributable to common stockholders	$365,228	$25,645	$357,703	$(383,502)	$365,074

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$345,069	$67,467	$273,722	$(340,028)	$346,230
Other comprehensive loss:
Foreign currency translation	—	—	(3,148)	—	(3,148)
Change in unrealized gain on marketable securities	(1,015)	—	—	—	(1,015)
Other	—	—	2,102	—	2,102
Total other comprehensive loss	(1,015)	—	(1,046)	—	(2,061)
Comprehensive income	344,054	67,467	272,676	(340,028)	344,169
Comprehensive income attributable to noncontrolling interest	—	—	1,161	—	1,161
Comprehensive income attributable to common stockholders	$344,054	$67,467	$271,515	$(340,028)	$343,008

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(23,288)	$77,227	$866,033	$—	$919,972
Net cash used in investing activities	(1,073,979)	(4,080)	(158,111)	—	(1,236,170)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(149,000)	(4,684)	—	(153,684)
Proceeds from debt	—	696,661	1,311,046	—	2,007,707
Repayment of debt	—	—	(905,117)	—	(905,117)
Net change in intercompany debt	959,820	(357,609)	(602,211)	—	—
Payment of deferred financing costs	—	(6,561)	(8,385)	—	(14,946)
Cash distribution from (to) affiliates	775,066	(256,643)	(518,423)	—	—
Cash distribution to common stockholders	(640,414)	—	—	—	(640,414)
Cash distribution to redeemable OP unitholders	(4,214)	—	—	—	(4,214)
Distributions to noncontrolling interest	—	—	(6,760)	—	(6,760)
Other	2,569	5	(3,125)	—	(551)
Net cash provided by (used in) financing activities	1,092,827	(73,147)	(737,659)	—	282,021
Net decrease in cash and cash equivalents	(4,440)	—	(29,737)	—	(34,177)
Effect of foreign currency translation on cash and cash equivalents	(4,586)	—	8,542	—	3,956
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$19,143	$—	$45,452	$—	$64,595

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(11,070)	$114,924	$731,575	$—	$835,429
Net cash (used in) provided by investing activities	(1,338,064)	(3,492)	163,455	—	(1,178,101)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(90,000)	(2,586)	—	(92,586)
Proceeds from debt	—	1,606,849	159,995	—	1,766,844
Repayment of debt	(11,420)	—	(829,112)	—	(840,532)
Net change in intercompany debt	1,874,740	(1,615,925)	(258,815)	—	—
Payment of deferred financing costs	—	(18,291)	(1,686)	—	(19,977)
Cash distribution (to) from affiliates	(38,168)	5,994	32,174	—	—
Issuance of common stock, net	106,002	—	—	—	106,002
Cash distribution to common stockholders	(588,770)	—	—	—	(588,770)
Cash distribution to redeemable OP unitholders	(3,479)	—	—	—	(3,479)
Purchases of redeemable OP units	(317)	—	—	—	(317)
Contributions from noncontrolling interest	—	—	2,094	—	2,094
Distributions to noncontrolling interest	—	—	(7,614)	—	(7,614)
Other	7,830	—	—	—	7,830
Net cash provided by (used in) financing activities	1,346,418	(111,373)	(905,550)	—	329,495
Net (decrease) increase in cash and cash equivalents	(2,716)	59	(10,520)	—	(13,177)
Effect of foreign currency translation on cash and cash equivalents	—	(59)	—	—	(59)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$14,018	$—	$40,654	$—	$54,672

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2014;

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2014, we owned more than 1,500 properties (including properties classified as held for sale), including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had two properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2014, we leased a total of 907 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 270 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 161 properties (excluding six properties included in investments in unconsolidated entities) and 86 properties, respectively, as of September 30, 2014.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At September 30, 2014, 18.0% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2014 Highlights

•	We paid the first three quarterly installments of our 2014 dividend each in the amount of $0.725 per share, which represents an 8% increase over the same periods in the prior year.

•
During the first nine months of 2014, we invested approximately $1.5 billion in healthcare assets, including the acquisition of 29 independent living communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”) and three high-quality private hospitals located in the United Kingdom.

•	During the first nine months of 2014, we sold 19 properties for $114.2 million and received loans receivable repayments of $52.1 million.

•	In April, we issued and sold $700 million aggregate principal amount of senior notes with a weighted average interest rate of 2.75% and a weighted average maturity of seven years.

•
In June, we entered into a definitive agreement to acquire HCT in a stock and cash transaction valued at approximately $2.9 billion, or $11.33 per share of HCT common stock, including investments expected to be made by HCT prior to completion of our acquisition, substantially all of which have now been completed.

•
In September, we issued and sold CAD 650 million aggregate principal amount of senior notes, with an effective weighted average interest rate of 3.5% and a weighted average maturity of 6.9 years, on a private placement basis in Canada. We used the net proceeds from the sale to repay a portion of a CAD 791 million unsecured term loan we entered into to initially fund the Holiday Canada Acquisition.

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

	As of September 30, 2014	As of December 31, 2013
Investment mix by asset type (1):
Seniors housing communities	66.4%	64.2%
MOBs	16.2	18.2
Skilled nursing and other facilities	12.8	13.6
Hospitals	2.9	2.3
Secured loans receivable and investments, net	1.7	1.7
Investment mix by tenant, operator and manager (1):
Atria	24.3%	19.9%
Sunrise	12.6	13.9
Brookdale Senior Living	10.4	9.7
Kindred	2.1	3.2
All other	50.6	53.3

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	50.9%	50.8%	50.4%	50.4%
Kindred	5.4	7.5	6.4	8.3
Brookdale Senior Living (2)	5.6	5.5	5.5	5.6
All others	38.1	36.2	37.7	35.7
Adjusted EBITDA (3):
Senior living operations	28.6%	27.8%	28.2%	27.5%
Kindred	8.8	12.4	10.4	13.7
Brookdale Senior Living (2)	9.3	9.3	9.1	9.5
All others	53.3	50.5	52.3	49.3
NOI (4):
Senior living operations	28.0%	27.0%	27.5%	26.7%
Kindred	9.0	12.5	10.6	13.8
Brookdale Senior Living (2)	9.4	9.2	9.0	9.4
All others	53.6	51.3	52.9	50.1
Operations mix by geographic location (5):
California	15.0%	14.5%	15.2%	14.2%
New York	9.5	9.9	9.7	10.1
Texas	6.7	7.0	7.0	6.7
Illinois	4.4	4.8	4.6	4.7
Florida	4.1	4.1	4.1	4.1
All others	60.3	59.7	59.4	60.2

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
“Adjusted EBITDA” is defined as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations).

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
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a

“Material Adverse Effect”). During the three and nine months ended September 30, 2014, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for those periods.
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
With respect to four of the five remaining assets, Kindred must still continue to perform all of its obligations under the applicable master lease, including without limitation, payment of all rental amounts, through December 31, 2014 if the transitions have not yet occurred (and the fifth asset is currently under contract for sale).  Moreover, we own or have the rights to all licenses and certificates of need at the properties, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
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
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 18, 2014, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A, filed with the SEC on September 4, 2014, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption. We initially adopted ASU 2014-08 for the quarter ended March 31, 2014.
In 2014, the FASB issued Accounting Standards Update 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
Results of Operations
As of September 30, 2014, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.

Three Months Ended September 30, 2014 and 2013
The table below shows our results of operations for the three months ended September 30, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$245,342	$219,814	$25,528	11.6%
Senior Living Operations	130,973	114,796	16,177	14.1
MOB Operations	76,820	75,092	1,728	2.3
All Other	14,543	14,948	(405)	(2.7)
Total segment NOI	467,678	424,650	43,028	10.1
Interest and other income	368	66	302	> 100
Interest expense	(98,469)	(83,764)	(14,705)	(17.6)
Depreciation and amortization	(201,224)	(177,038)	(24,186)	(13.7)
General, administrative and professional fees	(29,466)	(28,659)	(807)	(2.8)
(Loss) gain on extinguishment of debt, net	(2,414)	189	(2,603)	( > 100 )
Merger-related expenses and deal costs	(16,749)	(6,208)	(10,541)	( > 100 )
Other	(15,229)	(4,353)	(10,876)	( > 100 )
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	104,495	124,883	(20,388)	(16.3)
(Loss) income from unconsolidated entities	(47)	110	(157)	( > 100 )
Income tax benefit	1,887	2,780	(893)	(32.1)
Income from continuing operations	106,335	127,773	(21,438)	(16.8)
Discontinued operations	(259)	(9,174)	8,915	97.2
Gain on real estate dispositions	3,625	—	3,625	nm
Net income	109,701	118,599	(8,898)	(7.5)
Net income attributable to noncontrolling interest	569	303	(266)	(87.8)
Net income attributable to common stockholders	$109,132	$118,296	(9,164)	(7.7)

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$244,206	$218,698	$25,508	11.7%
Other services revenue	1,136	1,116	20	1.8
Segment NOI	$245,342	$219,814	25,528	11.6

Triple-net leased properties segment NOI increased during the three months ended September 30, 2014 over the prior year primarily due to rent from the properties we acquired after July 1, 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2014 for the second quarter of 2014 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2013 for the second quarter of 2013.

	Number of Properties Owned at September 30, 2014 (1)	Average Occupancy For the Three Months Ended June 30, 2014 (1)	Number of Properties Owned at September 30, 2013 (1)	Average Occupancy For the Three Months Ended June 30, 2013 (1)
Seniors housing communities	444	87.6%	417	86.4%
Skilled nursing facilities	270	79.3	247	80.4
Hospitals	47	57.5	46	56.1

(1)
Excludes properties sold or classified as held for sale as of September 30, 2014, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended September 30, 2014 and 2013, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 836 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$221,929	$214,382	$7,547	3.5%
Other services revenue	1,136	1,116	20	1.8
Segment NOI	$223,065	$215,498	7,567	3.5
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$396,247	$359,112	$37,135	10.3%
Less:
Property-level operating expenses	(265,274)	(244,316)	(20,958)	(8.6)
Segment NOI	$130,973	$114,796	16,177	14.1
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the third quarter of 2014 over the third quarter of 2013 primarily due to the seniors housing communities we acquired after July 1, 2013, including the Holiday Canada Acquisition.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended September 30, 2014 over the same period in 2013 primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 227 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$358,977	$351,936	$7,041	2.0%
Less:
Property-level operating expenses	(243,767)	(239,749)	(4,018)	(1.7)
Segment NOI	$115,210	$112,187	3,023	2.7
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended September 30, 2014 and 2013:

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Total communities	272	237	91.3%	91.4%	$5,389	$5,457
Same-store communities	227	227	91.4	91.6	5,596	5,476
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$116,598	$114,779	$1,819	1.6%
Medical office building services revenue	5,937	2,530	3,407	> 100
Total revenues	122,535	117,309	5,226	4.5
Less:
Property-level operating expenses	(41,147)	(40,566)	(581)	(1.4)
Medical office building services costs	(4,568)	(1,651)	(2,917)	( > 100 )
Segment NOI	$76,820	$75,092	1,728	2.3
The increase in our MOB operations segment rental income in the third quarter of 2014 over the same period in 2013 is attributed primarily to the MOBs we acquired after July 1, 2013 and slightly higher base rents. The $0.6 million increase in our MOB property-level operating expenses in the third quarter of 2014 over the same period in 2013 is attributed primarily to the MOBs we acquired after July 1, 2013 and increases in payroll, insurance and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue, net of applicable costs, increased year over year primarily due to increased construction activity during the third quarter of 2014 over the same period in 2013.

The following table compares results of continuing operations for our 297 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$112,468	$111,370	$1,098	1.0%
Less:
Property-level operating expenses	(39,574)	(39,224)	(350)	(0.9)
Segment NOI	$72,894	$72,146	748	1.0
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended September 30, 2014 and 2013:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	306	90.0%	90.2%	$31	$30
Same-store MOBs	297	297	90.0	90.2	31	30
Interest Expense
The $13.8 million increase in total interest expense, including interest allocated to discontinued operations of $0.3 million and $1.2 million for the three months ended September 30, 2014 and 2013, respectively, is attributed primarily to $17.6 million of additional interest due to higher debt balances, partially offset by a $5.1 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the three months ended September 30, 2014, compared to 3.8% for the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to the real estate acquisitions we made in 2013 and 2014.
General, Administrative and Professional Fees
General, administrative and professional fees increased $0.8 million during the three months ended September 30, 2014 compared to the same period in 2013 primarily due to our continued organizational growth.
(Loss) Gain on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the three months ended September 30, 2014 resulted primarily from various debt repayments. The gain on extinguishment of debt, net for the three months ended September 30, 2013 resulted primarily from early mortgage repayments.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $10.5 million increase during the three months ended September 30, 2014 over the prior year is primarily due to increased 2014 investment activity related to pending and completed transactions.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio. For the three months ended September 30, 2014, other also includes expenses related to the re-audit and re-review of our historical financial statements.

Income Tax Benefit
Income tax benefit for the three months ended September 30, 2014 was due primarily to the release of income tax reserves at entities other than our taxable REIT subsidiaries (“TRS” or “TRS entities”) and the release of valuation allowances at our TRS subsidiaries. Income tax benefit for the three months ended September 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2014 reflects activity related to ten properties, five of which we sold during the third quarter of 2014 and five of which were classified as held for sale as of September 30, 2014. We recognized a minimal net loss on real estate dispositions during the three months ended September 30, 2014. Discontinued operations for the comparable 2013 period reflects activity related to 23 properties, two of which we sold during the third quarter of 2013, resulting in a minimal net gain.
Gain on Real Estate Dispositions
The $3.6 million gain on real estate dispositions for the three months ended September 30, 2014 resulted primarily from the sale of two properties that are not classified in discontinued operations. Gains on real estate dispositions for the three months ended September 30, 2013 are classified in discontinued operations.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for both the three months ended September 30, 2014 and 2013 represent our partners’ joint venture interests in 51 properties.

Nine Months Ended September 30, 2014 and 2013
The table below shows our results of operations for the nine months ended September 30, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$728,207	$647,745	$80,462	12.4%
Senior Living Operations	378,788	333,315	45,473	13.6
MOB Operations	230,630	222,731	7,899	3.5
All Other	40,935	46,047	(5,112)	(11.1)
Total segment NOI	1,378,560	1,249,838	128,722	10.3
Interest and other income	814	1,901	(1,087)	(57.2)
Interest expense	(277,811)	(244,635)	(33,176)	(13.6)
Depreciation and amortization	(585,636)	(524,033)	(61,603)	(11.8)
General, administrative and professional fees	(93,638)	(84,757)	(8,881)	(10.5)
(Loss) gain on extinguishment of debt, net	(5,079)	909	(5,988)	( > 100 )
Merger-related expenses and deal costs	(37,108)	(17,137)	(19,971)	( > 100 )
Other	(25,321)	(13,325)	(11,996)	(90.0)
Income before income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	354,781	368,761	(13,980)	(3.8)
Income from unconsolidated entities	549	533	16	3.0
Income tax (expense) benefit	(4,820)	13,100	(17,920)	( > 100 )
Income from continuing operations	350,510	382,394	(31,884)	(8.3)
Discontinued operations	2,517	(36,164)	38,681	> 100
Gain on real estate dispositions	16,514	—	16,514	nm
Net income	369,541	346,230	23,311	6.7
Net income attributable to noncontrolling interest	964	1,161	197	17.0
Net income attributable to common stockholders	$368,577	$345,069	23,508	6.8

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$724,778	$644,403	$80,375	12.5%
Other services revenue	3,429	3,342	87	2.6
Segment NOI	$728,207	$647,745	80,462	12.4
Triple-net leased properties segment NOI increased during the nine months ended September 30, 2014 over the prior year primarily due to rent from the properties we acquired after January 1, 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.

The following table compares results of continuing operations for our 834 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$659,120	$633,629	$25,491	4.0%
Other services revenue	3,429	3,342	87	2.6
Segment NOI	$662,549	$636,971	25,578	4.0
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,141,781	$1,039,876	$101,905	9.8%
Less:
Property-level operating expenses	(762,993)	(706,561)	(56,432)	(8.0)
Segment NOI	$378,788	$333,315	45,473	13.6
Our senior living operations segment revenues increased during the nine months ended September 30, 2014 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2013, including the Holiday Canada Acquisition, and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses also increased during the nine months ended September 30, 2014 over the same period in 2013 primarily due to the acquired properties described above and increases in salaries, utilities, food costs, repairs and maintenance and referral fees, partially offset by decreases in bonus expense and real estate taxes.
The following table compares results of continuing operations for our 220 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,041,918	$1,021,245	$20,673	2.0%
Less:
Property-level operating expenses	(703,311)	(694,789)	(8,522)	(1.2)
Segment NOI	$338,607	$326,456	12,151	3.7

The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the nine months ended September 30, 2014 and 2013:

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Total communities	272	237	90.8%	91.1%	$5,489	$5,480
Same-store communities	220	220	90.9	91.1	5,659	5,531
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$346,711	$335,472	$11,239	3.4%
Medical office building services revenue	13,311	7,226	6,085	84.2
Total revenues	360,022	342,698	17,324	5.1
Less:
Property-level operating expenses	(119,827)	(115,010)	(4,817)	(4.2)
Medical office building services costs	(9,565)	(4,957)	(4,608)	(93.0)
Segment NOI	$230,630	$222,731	7,899	3.5
The increase in our MOB operations segment rental income during the nine months ended September 30, 2014 over the same period in 2013 is attributed primarily to the MOBs we acquired after January 1, 2013 and slightly higher base rents. The increase in our MOB property-level operating expenses is due primarily to the MOBs we acquired after January 1, 2013 and increases in utilities, snow removal, payroll and insurance expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue and costs both increased year over year primarily due to increased construction activity during the nine months ended September 30, 2014 over the same period in 2013.
The following table compares results of continuing operations for our 295 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$329,119	$326,758	$2,361	0.7%
Less:
Property-level operating expenses	(113,623)	(111,995)	(1,628)	(1.5)
Segment NOI	$215,496	$214,763	733	0.3

The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the nine months ended September 30, 2014 and 2013:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	306	90.0%	90.2%	$31	$30
Same-store MOBs	295	295	90.0	90.1	30	30
Segment NOI—All Other
All other NOI consists primarily of income from loans and investments. Income from loans and investments decreased for the nine months ended September 30, 2014 over the same period in 2013 primarily due to final repayments and sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $30.2 million increase in total interest expense, including interest allocated to discontinued operations of $1.5 million and $4.4 million for the nine months ended September 30, 2014 and 2013, respectively, is attributed primarily to $39.0 million of additional interest due to higher debt balances, partially offset by a $11.1 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for the nine months ended September 30, 2014, compared to 3.8% for the same period in 2013.
Depreciation and Amortization
Depreciation and amortization expense increased during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to the real estate acquisitions we made in 2013 and 2014.
General, Administrative and Professional Fees
General, administrative and professional fees increased $8.9 million during the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to our continued organizational growth.
(Loss) Gain on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the nine months ended September 30, 2014 resulted primarily from various debt repayments. Transactions related to the extinguishment of debt during the nine months ended September 30, 2013 were not material to our results.
Merger-Related Expenses and Deal Costs
The $20.0 million increase during the nine months ended September 30, 2014 over the prior year is primarily due to increased investment activity for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio. For the nine months ended September 30, 2014, other also includes expenses related to the re-audit and re-review of our historical financial statements.
Income Tax (Expense) Benefit
Income tax expense for the nine months ended September 30, 2014 was due primarily to operating income at our TRS entities. Income tax benefit for the nine months ended September 30, 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2014 reflects activity related to 17 properties, twelve of which we sold during the nine months ended September 30, 2014 and five of which were classified as held for sale as of September 30, 2014. We recognized a net gain of $1.2 million on real estate dispositions during the nine months ended

September 30, 2014. Discontinued operations for the comparable 2013 period reflects activity related to 40 properties, 19 of which we sold during the nine months ended September 30, 2013, resulting in a net gain of $2.2 million.
Gain on Real Estate Dispositions
The gain on real estate dispositions for the nine months ended September 30, 2014 resulted primarily from the sale of seven properties that are not classified in discontinued operations. Gains on real estate dispositions for the nine months ended September 30, 2013 are classified in discontinued operations.
Net Income Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for the nine months ended September 30, 2014 and 2013 represents our partners’ joint venture interests in 51 properties and 58 properties, respectively.
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
Our FFO and normalized FFO for the three and nine months ended September 30, 2014 and 2013 are summarized in the following table. The increase in normalized FFO for the nine months ended September 30, 2014 over the same period in 2013 is due primarily to our 2013 and 2014 investments, net of capital costs, and same-store growth across our portfolio of properties, partially offset by higher general and administrative expenses and loan repayments since January 1, 2013.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income attributable to common stockholders	$109,132	$118,296	$368,577	$345,069
Adjustments:
Real estate depreciation and amortization	199,617	175,591	580,879	519,892
Real estate depreciation related to noncontrolling interest	(2,503)	(2,719)	(7,808)	(7,838)
Real estate depreciation related to unconsolidated entities	1,471	1,634	4,460	4,902
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(1,241)
Gain on real estate dispositions	(3,625)	—	(16,514)	—
Discontinued operations:
Loss (gain) on real estate dispositions	41	(488)	(1,442)	(2,683)
Depreciation on real estate assets	12	11,354	1,540	45,292
FFO	304,145	303,668	929,692	903,393
Adjustments:
Change in fair value of financial instruments	4,595	—	4,636	25
Non-cash income tax (benefit) expense	(1,987)	(2,780)	4,420	(13,100)
Loss (gain) on extinguishment of debt, net	2,414	(189)	4,528	(1,062)
Merger-related expenses, deal costs and re-audit costs	23,401	6,209	43,764	17,063
Amortization of other intangibles	255	256	766	767
Normalized FFO	$332,823	$307,164	$987,806	$907,086

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)
Net income	$109,701	$118,599	$369,541	$346,230
Adjustments:
Interest	98,750	84,999	279,273	249,024
Loss (gain) on extinguishment of debt, net	2,414	(189)	5,079	(1,062)
Taxes (including tax amounts in general, administrative and professional fees)	(1,642)	(1,462)	7,595	(9,436)
Depreciation and amortization	201,236	188,392	587,176	569,325
Non-cash stock-based compensation expense	5,381	4,210	16,792	15,010
Merger-related expenses, deal costs and re-audit costs	23,293	6,208	43,652	17,137
Gain on real estate dispositions	(3,584)	(488)	(17,726)	(2,683)
Change in fair value of financial instruments	4,595	—	4,636	25
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(1,241)
Adjusted EBITDA	$440,144	$400,269	$1,296,018	$1,182,329

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2014 and 2013:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2014	2013	2014	2013
	(In thousands)		(In thousands)
Net income	$109,701	$118,599	$369,541	$346,230
Adjustments:
Interest and other income	(368)	(66)	(1,564)	(1,901)
Interest	98,750	84,999	279,273	249,024
Depreciation and amortization	201,236	188,392	587,176	569,325
General, administrative and professional fees	29,466	28,659	93,638	84,760
Loss (gain) on extinguishment of debt, net	2,414	(189)	5,079	(1,062)
Merger-related expenses and deal costs	16,749	6,208	37,108	17,137
Other	15,292	4,346	25,630	12,823
Loss (income) from unconsolidated entities	47	(110)	(549)	(533)
Income tax (benefit) expense	(1,887)	(2,780)	4,820	(13,100)
Gain on real estate dispositions	(3,584)	(46)	(17,726)	(2,241)
NOI	467,816	428,012	1,382,426	1,260,462
Discontinued operations	(138)	(3,362)	(3,866)	(10,624)
NOI (excluding amounts in discontinued operations)	$467,678	$424,650	$1,378,560	$1,249,838
Liquidity and Capital Resources
As of September 30, 2014, we had a total of $64.6 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2014, we also had escrow deposits and restricted cash of $78.7 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the nine months ended September 30, 2014, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured revolving credit facility and CAD unsecured term loan, proceeds from the issuance of debt securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including the remaining balance of our CAD unsecured term loan; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including our pending HCT acquisition and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple such sources concurrently could have a Material Adverse Effect on us.
We expect to fund our pending acquisition of HCT through the issuance of our common stock, valued at $67.13 per share (for aggregate consideration of between $1.8 billion and $2.0 billion), the assumption of debt and cash.

Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of September 30, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of September 30, 2014, we had $225.4 million of borrowings outstanding, $21.8 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In July 2014, we entered into a new CAD 791 million unsecured term loan that matures on July 30, 2015 to initially fund a majority of the Holiday Canada Acquisition. In September 2014, we repaid CAD 660 million of the unsecured term loan principally with proceeds from the sale of unsecured senior notes issued by our wholly owned subsidiary, Ventas Canada Finance Limited.
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
In September 2014, our wholly owned subsidiary, Ventas Canada Finance Limited, issued and sold CAD 400 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes are guaranteed by Ventas, Inc. and were offered on a private placement basis in Canada. We used the proceeds from the issuance to repay a portion of the CAD 791 million unsecured term loan.
Cash Flows
The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2014 and 2013:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2014	2013	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$94,816	$67,908	$26,908	39.6%
Net cash provided by operating activities	919,972	835,429	84,543	10.1
Net cash used in investing activities	(1,236,170)	(1,178,101)	(58,069)	(4.9)
Net cash provided by financing activities	282,021	329,495	(47,474)	(14.4)
Effect of foreign currency translation on cash and cash equivalents	3,956	(59)	4,015	> 100
Cash and cash equivalents at end of period	$64,595	$54,672	9,923	18.2
Cash Flows from Operating Activities
Cash flows from operating activities increased during the nine months ended September 30, 2014 over the same period in 2013 primarily due to our 2013 and 2014 investments, net of capital costs, and same-store growth across our portfolio of properties, partially offset by higher general and administrative expenses.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2014 and 2013 consisted primarily of cash paid for our investments in real estate ($1.2 billion and $1.4 billion in 2014 and 2013, respectively), purchase of marketable securities ($46.7 million in 2014), investment in loans receivable and other ($66.4 million and $34.7 million in 2014 and 2013, respectively), capital expenditures ($56.2 million and $50.6 million in 2014 and 2013, respectively) and development project expenditures ($71.4 million and $74.7 million in 2014 and 2013, respectively). These cash outflows were partially offset by proceeds from loans receivable ($55.6 million and $299.2 million in 2014 and 2013, respectively), proceeds from real estate disposals ($112.7 million and $29.2 million in 2014 and 2013, respectively) and proceeds from the sale or maturity of marketable securities ($21.7 million and $5.5 million in 2014 and 2013, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2014 and 2013 consisted primarily of net proceeds from the issuance of debt ($2.0 billion and $1.8 billion in 2014 and 2013) and net proceeds from the issuance of common stock ($106.0 million in 2013), These cash inflows were partially offset by net payments made on our unsecured revolving credit facilities and term loans ($153.7 million and $92.6 million in 2014 and 2013, respectively), debt repayments ($905.1 million and $840.5 million in 2014 and 2013, respectively) and cash distributions to common stockholders, unitholders and noncontrolling interest parties ($651.4 million and $599.9 million in 2014 and 2013, respectively).
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of September 30, 2014, we had two properties in various stages of development pursuant to these agreements. Through September 30, 2014, we have funded $6.0 million of our estimated total commitment over the projected development period ($18.0 million to $20.0 million) toward these projects.
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
We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.
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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of September 30, 2014 and December 31, 2013:

	As of September 30, 2014	As of December 31, 2013
	(In thousands)
Gross book value	$8,571,850	$7,573,698
Fair value (1)	8,881,142	7,690,196
Fair value reflecting change in interest rates (1):
-100 basis points	9,322,009	8,069,013
+100 basis points	8,457,423	7,320,251

(1)	The change in fair value of our fixed rate debt from December 31, 2013 to September 30, 2014 was due primarily to 2014 senior note issuances, partially offset by mortgage loan repayments.
The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2014	As of December 31, 2013	As of September 30, 2013
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$6,699,106	$5,418,543	$5,418,543
Mortgage loans and other (1)	1,872,744	2,155,155	2,407,718
Variable rate:
Unsecured revolving credit facilities	225,359	376,343	447,970
Unsecured term loans	1,111,704	1,000,702	680,739
Mortgage loans and other (1)	541,951	369,734	404,048
Total	$10,450,864	$9,320,477	$9,359,018
Percentage of total debt:
Fixed rate:
Senior notes and other	64.1%	58.1%	57.9%
Mortgage loans and other (1)	17.9	23.2	25.7
Variable rate:
Unsecured revolving credit facilities	2.2	4.0	4.8
Unsecured term loans	10.6	10.7	7.3
Mortgage loans and other (1)	5.2	4.0	4.3
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.7%	3.7%
Mortgage loans and other (1)	5.9	6.0	6.0
Variable rate:
Unsecured revolving credit facilities	2.2	1.2	1.3
Unsecured term loans	1.4	1.3	1.6
Mortgage loans and other (1)	2.2	1.7	1.8
Total	3.6	3.8	3.9

(1)
Borrowings as of September 30, 2014 exclude $43.7 million of debt related to real estate assets classified as held for sale as of September 30, 2014. Borrowings as of December 31, 2013 exclude $13.1 million of debt related to a real estate asset classified as held for sale as of December 31, 2013 and sold in March 2014. All amounts were included in accounts payable and other liabilities on our Consolidated Balance Sheets.
The variable rate debt in the table above reflects, in part, the effect of $153.6 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $59.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt at September 30, 2014 compared to December 31, 2013 is primarily attributable to 2014 senior note issuances and the remaining balance of our CAD unsecured term loan, partially offset by the repayment of borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2014, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2014, interest expense for 2014 would increase by approximately $18.7 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of September 30, 2014 and December 31, 2013, our joint venture and operating partners’ aggregate share of total debt was $167.4 million and $174.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $87.8 million and $89.3 million as of September 30, 2014 and December 31, 2013, respectively.
As of September 30, 2014 and December 31, 2013, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $378.9 million and $395.7 million, respectively.
We are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and results of operations. Based solely on our operating results for the three months ended September 30, 2014, including the impact of existing hedging arrangements, if the value of the U.S. dollar relative to the pound sterling were to increase or decrease by 10% compared to the average exchange rate during the quarter then ended, our NOI and normalized FFO would have decreased or increased, as applicable, each by less than $0.5 million and $0.3 million, respectively, for the three-month period.  In addition, on a pro forma basis which includes the impact of the Holiday Canada Acquisition and issuance of Canadian debt, if the value of the U.S. dollar relative to the Canadian dollar were to increase or decrease by 10% compared to the average exchange rate during the quarter then ended, our NOI and normalized FFO would have decreased or increased, as applicable, each by less than $2.1 million and $1.1 million, respectively, for the three-month period ended September 30, 2014. We currently have in place, and may in the future pursue, various hedging arrangements or borrowings in local currencies to mitigate the impact of foreign currency exchange rate fluctuations, depending on our assessment of the interest rate and foreign currency exchange rate environments and the costs and risks of such strategies.  Nevertheless, we cannot assure you that any such fluctuations will not have a Material Adverse Effect on us.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2014, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the third quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In July 2014, we voluntarily contacted the Securities and Exchange Commission (“SEC”) to advise it of the determination by our former registered public accounting firm, Ernst & Young LLP (“EY”), that it was not independent of us due solely to an inappropriate personal relationship between an EY partner, who until June 30, 2014 was the lead audit partner on our 2014 audit and quarterly review and was previously an audit engagement partner on our 2013 and 2012 audits, and an individual in a financial reporting oversight role at Ventas. We have cooperated with the SEC and intend to continue to do so with respect to its inquiries related to this matter. At this time, this matter is in its early stages and we cannot reasonably assess its timing or outcome.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2014:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	14,716	$64.33
August 1 through August 31	217	64.93
September 1 through September 30	50	64.75

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
2.1
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2014, by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 16, 2014.
4.1	Indenture dated as of September 24, 2014 between Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Filed herewith.
4.2
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.

Filed herewith.
4.3
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.

Filed herewith.
10.1	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.
10.2	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 24, 2014

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ RICHARD A. SCHWEINHART
Richard A. Schweinhart Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1
First Amendment to Agreement and Plan of Merger, dated as of September 15, 2014, by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on September 16, 2014.
4.1	Indenture dated as of September 24, 2014 between Ventas, Inc., Ventas Canada Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.	Filed herewith.
4.2
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Filed herewith.
4.3
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Filed herewith.
10.1	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.
10.2	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Richard A. Schweinhart, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.