Form 10-K
period 2014-12-31
VENTAS INC
filed 2015-02-13
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant, computed by reference to the closing price of the common stock as reported on the New York Stock Exchange as of June 30, 2014, was $18.8 billion. For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 10, 2015, 330,809,789 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 14, 2015 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and capital sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2014 and for the year ending December 31, 2015;

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

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index (“CPI”) or the UK Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

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

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers; and

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings.
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

ii

iii

PART I
ITEM 1.    Business
BUSINESS
Overview
Ventas, Inc., an S&P 500 company, is a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2014, we owned more than 1,500 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had one new property under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2014, we leased a total of 922 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 270 seniors housing communities for us pursuant to long-term management agreements.
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
Generating Reliable and Growing Cash Flows
Generating reliable and growing cash flows from our seniors housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase shareholder value through profitable investments. The combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments and stable cash flows from our MOBs with the higher growth potential inherent in our seniors housing operating communities drives our ability to generate sustainable, growing cash flows that are resilient to economic downturns.
Maintaining a Balanced, Diversified Portfolio
We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any individual tenant, operator or manager and making us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.
Preserving Our Financial Strength, Flexibility and Liquidity
A strong, flexible balance sheet and excellent liquidity position us favorably to capitalize on strategic growth opportunities in the seniors housing and healthcare industries through acquisitions, investments, and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of liquidity, including unsecured bank debt, mortgage financings and public debt and equity markets.

2014 Highlights and Other Recent Developments

•	In 2014, we paid an annual cash dividend on our common stock of $2.965 per share.

•
During 2014, we made investments totaling approximately $2.4 billion in seniors housing and healthcare assets, including 29 seniors housing communities located in Canada that we acquired from Holiday Retirement (the “Holiday Canada Acquisition”), three high-quality private hospitals located in the United Kingdom and a $425.0 million secured mezzanine loan investment that has a blended annual interest rate of 8.1% and has contractual maturities ranging between 2016 and 2019.

•
In January 2015, we acquired publicly traded American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction (the “HCT Acquisition”), which added 152 properties (some of which are located on the same campus) to our portfolio. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock, 1.1 million limited partnership units that are redeemable for shares of our common stock, cash and the assumption of debt.

•	In 2015, we made other investments totaling approximately $320 million, including the acquisition of five triple-net leased properties in the United Kingdom and 12 skilled nursing facilities.

•	In April 2014, we issued and sold $700 million aggregate principal amount of senior notes with a weighted average interest rate of 2.75% and a weighted average maturity of seven years.

•
In September 2014, we issued and sold CAD 650.0 million aggregate principal amount of senior notes, with an effective weighted average interest rate of 3.5% and a weighted average maturity of 6.9 years, on a private placement basis in Canada. We used the net proceeds from the sale to repay a portion of the CAD 791.0 million unsecured term loan we incurred to initially fund the Holiday Canada Acquisition.

•
In January 2015, we issued and sold $900 million aggregate principal amount of senior notes, with a weighted average interest rate of 3.8% and a weighted average maturity of 16.7 years, and we issued and sold CAD 250.0 million aggregate principal amount of senior notes, with an interest rate of 3.3% and a maturity of seven years, on a private placement basis in Canada.

•
Under our “at-the-market” equity offering program, during 2014 and 2015 we issued and sold a total of approximately 7.1 million shares of our common stock at a weighted average price of $75.18 per share for aggregate net proceeds (after sales agent commissions) of $528.1 million.

•	During 2014, we sold 22 properties for $118.2 million and received loans receivable repayments of $55.9 million.

•	In 2015, we sold 17 properties for $275.1 million, including $5.5 million of lease termination fees.

•
By the end of 2014, we had re-leased to Kindred, transitioned to new operators or sold 107 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014, and we expect to sell the remaining asset during 2015. See “Triple-Net Lease Expirations.”

Portfolio Summary
The following table summarizes our consolidated portfolio of properties and other investments (excluding properties included in discontinued operations during 2014 and properties classified as held for sale as of December 31, 2014) as of and for the year ended December 31, 2014:

			Real Estate Property Investments			Revenues (3)
Asset Type	# of Properties(1)	# of Units/ Sq. Ft./Beds (2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	746	67,189	$15,636,077	65.6%	$232.7	$2,029,003	66.6%
MOBs (4)	275	15,246,181	3,766,871	15.8	0.2	438,610	15.4
Skilled nursing and other facilities	365	41,148	3,109,556	13.0	75.6	362,746	11.9
Hospitals	47	3,820	498,441	2.1	130.5	127,975	4.2
Total properties	1,433		23,010,945	96.5		2,958,334	98.1
Loans and investments			829,756	3.5		55,169	1.8
Other			—	—		4,267	0.1
Total			$23,840,701	100.0%		$3,017,770	100.0%

(1)
As of December 31, 2014, we also owned 20 seniors housing communities, 17 MOBs and 14 skilled nursing facilities through investments in unconsolidated entities, and we classified five seniors housing communities, nine skilled nursing facilities, and 36 MOBs as held for sale. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom and, excluding MOBs, were operated or managed by 94 unaffiliated healthcare operating companies, including the following publicly traded companies or their subsidiaries: Brookdale (161 properties) (excluding six properties owned through investments in unconsolidated entities); Kindred (83 properties); 21st Century Oncology Holdings, Inc. (12 properties); Capital Senior Living Corporation (12 properties); Spire Healthcare plc (three properties); and HealthSouth Corp. (two properties).

(2)	Seniors housing communities are measured in units; MOBs are measured by square footage; and skilled nursing and other facilities and hospitals are measured by bed count.

(3)	Total revenues exclude revenues attributable to properties included in discontinued operations during 2014 and properties classified as held for sale as of December 31, 2014.

(4)
As of December 31, 2014, we leased 30 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 246 of our consolidated MOBs and 29 of our consolidated MOBs were managed by nine unaffiliated managers. Through Lillibridge and PMBRES, we also provided management and leasing services for 75 MOBs owned by third parties as of December 31, 2014.

Seniors Housing and Healthcare Properties
As of December 31, 2014, we owned a total of 1,484 seniors housing and healthcare properties (excluding properties classified as held for sale), including through our investments in unconsolidated entities, as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	731	15	20	766
MOBs	247	28	17	292
Skilled nursing and other facilities	359	6	14	379
Hospitals	46	1	—	47
Total	1,383	50	51	1,484
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
Medical Office Buildings
Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2014, we owned or managed for third parties approximately 21 million square feet of MOBs that are predominantly located on or near an acute care hospital campus (“on campus”).
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
Hospitals
Substantially all of our hospitals are operated as long-term acute care hospitals, which have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these hospitals have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our long-term acute care hospitals are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two hospitals focused on providing children’s care and five rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.
Geographic Diversification of Properties
Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the year ended December 31, 2014.

The following table shows our rental income and resident fees and services by geographic location for the year ended December 31, 2014:

	Rental Income and Resident Fees and Services (1)	Percent of Total Revenues (1)
	(Dollars in thousands)
Geographic Location
California	$462,467	15.0%
New York	295,783	9.6
Texas	213,094	6.9
Illinois	139,138	4.5
Florida	124,374	4.0
Massachusetts	114,076	3.7
Pennsylvania	109,452	3.6
North Carolina	90,186	2.9
Colorado	89,555	2.9
New Jersey	89,275	2.9
Other (36 states and the District of Columbia)	1,119,438	36.5
Total U.S	2,846,838	92.5%
Canada (seven provinces)	126,321	4.1
United Kingdom	13,787	0.5
Total	$2,986,946	97.1%	(2)

(1)	This presentation excludes revenues from properties included in discontinued operations during 2014.

(2)	The remainder of our total revenues is medical office building and other services revenue, income from loans and investments and interest and other income.

The following table shows our NOI by geographic location for the year ended December 31, 2014:

	NOI (1)	Percent of Total NOI (1)
	(Dollars in thousands)
Geographic Location
California	$255,427	13.7%
Texas	148,418	8.0
New York	125,707	6.8
Illinois	87,742	4.7
Florida	83,693	4.5
Massachusetts	73,847	4.0
Indiana	62,642	3.4
North Carolina	62,349	3.4
Pennsylvania	55,125	3.0
Ohio	52,317	2.8
Other (36 states and the District of Columbia)	774,613	41.6
Total U.S	1,781,880	95.9%
Canada (seven provinces)	63,622	3.4
United Kingdom	13,787	0.7
Total	$1,859,289	100.0%

(1)	This presentation excludes NOI from properties included in discontinued operations during 2014.
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
The following table shows the percentages of our rental income (excluding amounts in discontinued operations) for the year ended December 31, 2014 that are derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	65.5%	42.3%	59.2%
States without CON requirements	34.5	57.7	40.8
Total	100.0%	100.0%	100.0%
Loans and Investments
As of December 31, 2014, we had $927.7 million of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6—Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Development and Redevelopment Projects
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2014, we had one new property under development pursuant to these agreements. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Segment Information
We evaluate our operating performance and allocate resources based on three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable. For further information regarding our business segments, see “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Significant Tenants, Operators and Managers
The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2014 (excluding properties included in discontinued operations during 2014 and properties owned through investments in unconsolidated entities):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations	270	36.0%	50.6%	27.8%
Brookdale Senior Living (2)	160	10.2	5.5	9.2
Kindred	83	2.1	6.2	10.2

(1)	Based on gross book value.

(2)	Excludes six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement.
Triple-Net Leased Properties
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
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2014. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations or liquidity and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risks Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living and Kindred account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases
As of December 31, 2014, after giving effect to Brookdale Senior Living’s acquisition of Emeritus Senior Living on July 31, 2014, we leased 160 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement) to Brookdale Senior Living pursuant to multiple lease agreements.
Pursuant to our lease agreements, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2014, the aggregate 2015 contractual cash rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, was approximately $186.8 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, was approximately $182.5 million (in each case, excluding six properties owned through investments in unconsolidated entities as of December 31, 2014). See “Note 3—Concentration of Credit Risk” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Kindred Leases
As of December 31, 2014, we leased 83 properties to Kindred pursuant to multiple lease agreements. The properties leased pursuant to our Kindred master leases are grouped into bundles, or “renewal groups,” with each renewal group containing a varying number of geographically diversified properties. All properties within a single renewal group have the same current lease term of five to 12 years, and each renewal group is currently subject to one or more successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group.
The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in the case of the remaining three original Kindred master leases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under two Kindred master leases is 2.7%, and the annual rent escalator under the other two Kindred master leases is based on year-over-year changes in CPI, subject to floors and caps.
As of December 31, 2014, we had re-leased to Kindred, transitioned to new operators or sold 107 of the 108 licensed healthcare assets whose lease terms were scheduled to expire on September 30, 2014. We expect to sell the remaining asset during 2015; however, the transaction remains subject to customary due diligence conditions, and we cannot assure you that we will be able to successfully complete the sale on a timely basis or at all.
In December 2014, we entered into favorable agreements with Kindred to transition the operations of nine licensed healthcare assets, make certain modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which will be amortized over the remaining lease term for the 34 assets governed by the modified master leases.  We own or have the rights to all licenses and CONs at the nine properties to be transitioned, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Senior Living Operations
As of December 31, 2014, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 seniors housing communities included in our senior living operations reportable business segment, for which we pay annual management fees pursuant to long-term management agreements. Most of our management agreements with Atria have initial terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). The management fees payable to Sunrise under the Sunrise management agreements range from 5% to 7% of revenues generated by the applicable properties. For the year ended December 31, 2014, the management fees (including incentive fees) we paid pursuant to our Sunrise management agreements were equal to 6.5% of revenues generated by the applicable properties. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under those agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Item 1A of this Annual Report on Form 10-K.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of five members on the Atria board of directors.
Competition
We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our pursuit of investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations” included in Item 1A of this Annual Report on Form 10-K and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our tenants, operators and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Seniors housing community, skilled nursing facility and hospital operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2014, we had 479 employees, including 299 employees associated with our MOB operations reportable business segment, but excluding 1,261 employees at our Canadian seniors housing communities under the supervision and control of our independent managers. Although the applicable manager is responsible for hiring and maintaining the labor force at each of our Canadian seniors housing communities, we bear many of the costs and risks generally borne by employers, particularly with respect to those properties with unionized labor. None of our employees is subject to a collective bargaining agreement, other than those employees in the Canadian seniors housing communities managed by Sunrise or Atria. We believe that relations with our employees are positive. See “Risk Factors—Risks Arising from Our Business—Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

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
We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

GOVERNMENTAL REGULATION
Healthcare Regulation
Overview
For the year ended December 31, 2014, approximately 16% of our total revenues and 26% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to skilled nursing and other facilities and hospitals in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those facilities.
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
Compared to skilled nursing facilities and hospitals, seniors housing communities are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future. Similarly, in Canada, seniors housing communities are currently generally subject to significantly less regulation than skilled nursing facilities and hospitals, and the regulation of such facilities is principally a matter of provincial and municipal jurisdiction. As a result, the regulatory regimes that apply to seniors housing communities vary depending on the province (and in certain circumstances, the city) in which a facility is located.  Recently, certain Canadian provinces have taken steps to implement regulatory measures that could result in enhanced regulation for seniors housing communities in such provinces.
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
In October 2014, President Obama signed into law The Improving Medicare Post-Acute Transformation Act of 2014 (the “IMPACT Act”), which standardizes patient assessments among post-acute care providers (home health providers, skilled nursing facilities, long-term care hospitals and rehabilitation providers) and is designed to to give Congress the data needed for major payment reforms, such as site-neutral and bundled payments, in the future. We have not yet determined the effect, if any, that the IMPACT Act may have on our operators or on us.
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
On December 26, 2013, President Obama signed into law the Pathway for SGR Reform Act of 2013 (the “Pathway for SGR Reform Act”), which prevented a scheduled cut to the Medicare Part B physician fee schedules from taking effect on January 1, 2014. Also known as the “doc fix,” this reprieve from the Medicare payment cut was effective for a period of 90 days (until March 31, 2014), while Congress worked to find a permanent solution, and included several provisions impacting payments to long-term acute care hospitals. Among other things, the Pathway for SGR Reform Act established new patient criteria for long-term acute care hospitals to receive reimbursement for services to Medicare beneficiaries at the LTAC PPS rate, rather than the acute inpatient prospective payment system (“IPPS”) rate, and required CMS to establish a process for a long-term acute care hospital subject to the IPPS payment rate to re-qualify for payment under LTAC PPS. The Pathway for SGR Reform Act also delayed full implementation of the 25-percent rule for three years, through fiscal year 2017, and extended the current moratorium on establishing or increasing long-term acute care beds (with certain exceptions) through September 30, 2017.
On August 4, 2014, CMS released its final rule updating LTAC PPS for the 2015 fiscal year (October 1, 2014 through September 30, 2015). Under the final rule, the LTAC PPS standard federal payment rate will increase by 2.2% in fiscal year 2015, reflecting a 2.9% increase in the market basket index, less both a 0.5% productivity adjustment and a 0.2% adjustment mandated by the Affordable Care Act. After taking into account the last year of the three-year phase in of the permanent one-time budget neutrality adjustment (-1.3%), the LTAC PPS standard federal payment rate in fiscal year 2015 will increase under the final rule by slightly more than 1% over the rate for fiscal year 2014. In addition, the final rule provides for: the retroactive reinstatement and extension, for an additional four years, of the moratorium on the full implementation of the 25-percent rule to freestanding and grandfathered long-term acute care hospitals established under the Medicare, Medicaid and SCHIP Extension Act of 2007 and amended by subsequent legislation; and implementation of the moratorium on the establishment of new long-term acute care hospitals and satellite facilities and the moratorium on bed increases in long-term acute care hospitals under the Pathway for SGR Reform Act of 2013, as amended by the Protecting Access to Medicare Act of 2014, effective for the period beginning April 1, 2014 and ending September 30, 2017. CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $62 million, or 1.1%, in fiscal year 2015 due to the update to the standard federal payment rate, changes to the area wage adjustment and expected changes to short-stay and high-cost outlier payments. However, after taking into account the reinstatement of the moratorium on the implementation of the 25-percent rule, the implementation of the moratoria on the development of new long-term acute care hospitals and satellite facilities and additional beds, and the impact of certain other policy changes, CMS estimates that net payments to long-term acute care hospitals under the final rule will increase by approximately $178 million in fiscal year 2015 relative to fiscal year 2014.
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
In its final rule updating the Medicare physician fee schedule for the 2012 calendar year, CMS set a $1,880 cap on physical therapy and speech-language pathology services and a separate $1,880 cap on occupational therapy services, including therapy provided in skilled nursing facilities, both without an exceptions process. However, in January 2013, the Middle Class Tax Relief and Job Creation Act of 2012 (Pub. L. No. 112-96) was enacted to lift the caps on therapy services and require a manual review process for those exceptions for which the beneficiary therapy services exceed $3,700 in a year. The Pathway for SGR Reform Act maintained the status quo for outpatient therapy services by extending the exceptions process for outpatient therapy caps through March 31, 2014.
On August 4, 2014, CMS released its final rule updating SNF PPS for the 2015 fiscal year (October 1, 2014 through September 30, 2015). Under the final rule, the SNF PPS standard federal payment rate will increase by 2.0% in fiscal year 2015, reflecting a 2.5% increase in the market basket index, less a 0.5% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities as a result of the final rule will increase by approximately $750 million in fiscal year 2015.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2014 and do not expect that we will be required to make any such material capital expenditures during 2015.
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS
The following discussion summarizes certain U.S. federal income tax considerations that may be relevant to you as a holder of our stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “—Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S.

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
Federal Income Taxation of Ventas
We elected REIT status beginning with the year ended December 31, 1999. We believe that we have satisfied the requirements to qualify as a REIT for federal income tax purposes for all tax years starting in 1999, and we intend to continue to do so. By qualifying for taxation as a REIT, we generally are not subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
Notwithstanding such qualification, we are subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we are subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “—Requirements for Qualification as a REIT—Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have net income from the sale or other disposition of “foreclosure property” (as described below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we are subject to tax at the highest corporate rate on that income. See “—Requirements for Qualification as a REIT—Foreclosure Property.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income is subject to a 100% tax.
We also may be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation. If we dispose of any such asset and recognize gain on the disposition during the ten-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally are subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset.
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
Requirements for Qualification as a REIT
To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to our stockholders.
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
Foreclosure Property
The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in such a case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “—Annual Distribution Requirements”. The corporate tax imposed on non-qualifying income would not apply to income that qualifies as “good REIT income,” such as a lease of qualified healthcare property to a taxable REIT subsidiary, where the taxable REIT subsidiary engages an “eligible independent contractor” to manage and operate the property.
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
Taxable REIT Subsidiaries
A taxable REIT subsidiary, or “TRS,” is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT directly and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. Notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the properties and instead engages an eligible independent contractor to manage them. We are permitted to own up to 100% of a TRS, subject to the 25% TRS test, but the Code imposes certain limits on the ability of the TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments received by us or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.
Annual Distribution Requirements
In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus the sum of certain items of non-cash income. These dividends must be paid in the taxable year to which they relate, but may be paid in the following taxable year if (i) they are declared in October, November or December, payable to stockholders of record on a specified date in one of those months and actually paid during January of such following year or (ii) they are declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration, and we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend treated as paid in the prior year. To the extent we do not distribute all of our net capital gain or at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates, except to the extent of our net operating loss or capital loss carryforwards. If we pay any

Built-in Gains Taxes, those taxes will be deductible in computing REIT taxable income. Moreover, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such year) at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.
We believe, but cannot assure you, that we have satisfied the annual distribution requirements for the year of our initial REIT election and each subsequent year through the year ended December 31, 2014. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2015 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
If our election to be taxed as a REIT is revoked or terminated in any taxable year (e.g., due to a failure to meet the REIT qualification tests without qualifying for any applicable relief provisions), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated), and we would not be required to make distributions to stockholders, nor would we be entitled to deduct any such distributions. All distributions to stockholders (to the extent of our current and accumulated earnings and profits) would be taxable as ordinary income, except to the extent such dividends are eligible for the qualified dividends rate generally available to non-corporate holders, and, subject to certain limitations, corporate stockholders would be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. We cannot predict whether we would be entitled to such relief.
Federal Income Taxation of U.S. Stockholders
As used in this discussion, the term “U.S. Stockholder” refers to any beneficial owner of our stock that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia, an estate the income of which must be included in gross income for U.S. federal income tax purposes regardless of its source, or a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (ii) the trust has elected under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If an entity treated as a partnership for U.S. federal income tax purposes holds our stock, the tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. Partners in partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our stock as a capital asset (that is, for investment).
Provided we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a long-term capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held our stock. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the U.S. Stockholder’s adjusted basis of our stock (determined on a share-by-share basis), but rather will reduce the U.S. Stockholder’s adjusted basis of our stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the U.S. Stockholder’s adjusted basis of our stock, such distributions will be included in income as capital gains and taxable at a rate that will depend on the U.S. Stockholder’s holding period for our stock. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year.

We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders. If we so elect, our U.S. Stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each U.S. Stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the U.S. Stockholder. In addition, the U.S. Stockholder’s tax basis of our stock would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.
U.S. Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, we may carry over those losses for potential offset against our future income, subject to certain limitations. Taxable distributions from us and gain from the disposition of our stock will not be treated as passive activity income, and, therefore, U.S. Stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the U.S. Stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.
We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent that a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “20% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 20% rate gain distribution is a capital gain distribution to U.S. Stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 20%. An unrecaptured Section 1250 gain distribution is taxable to U.S. Stockholders that are individuals, estates or trusts at a maximum rate of 25%.
Taxation of U.S. Stockholders on the Disposition of Shares of Stock
In general, a U.S. Stockholder must treat any gain or loss realized upon a taxable disposition of our stock as long-term capital gain or loss if the U.S. Stockholder has held the stock for more than one year, and otherwise as short-term capital gain or loss. However, a U.S. Stockholder must treat any loss upon a sale or exchange of shares of our stock held for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us which the U.S. Stockholder treats as long-term capital gain. All or a portion of any loss that a U.S. Stockholder realizes upon a taxable disposition of our stock may be disallowed if the U.S. Stockholder purchases other shares of our stock (or certain options to acquire our stock) within 30 days before or after the disposition.
Medicare Tax on Investment Income
Certain U.S. Stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our stock.
Treatment of Tax-Exempt Stockholders
Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from U.S. federal income taxation but are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, a ruling published by the IRS states that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI, and in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.
Special Tax Considerations for Non-U.S. Stockholders
As used herein, the term “Non-U.S. Stockholder” refers to any beneficial owner of our stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, is subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax” on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.
Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) are treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily are subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits are not taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the Non-U.S. Stockholder’s adjusted basis of our stock (determined on a share-by-share basis), but rather reduce the Non-U.S. Stockholder’s adjusted basis of our stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the Non-U.S. Stockholder’s adjusted basis of our stock, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of our stock, as described below.
We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required IRS Form W-8BEN or IRS Form W-8BEN-E evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent properly claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.
For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 5% of our shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 5% of our shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and would be required to file a U.S. federal income tax return. Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a corporate Non-U.S. Stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 5% of our shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability.
If a Non-U.S. Stockholder does not own more than 5% of our shares at any time during the one-year period ending on the date of a distribution, any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return solely as a result of receiving such a distribution. In that case, the distribution will be treated as an ordinary dividend to that Non-U.S. Stockholder and taxed as an ordinary dividend that is not a capital gain distribution (and subject to withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our shares owned by a Non-U.S. Stockholder). For so long as our stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Five Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain (net of certain sources within the U.S., if any) will be subject to a 30% tax on a gross basis). A “Five Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 5% of the total fair market value of our stock (as outstanding from time to time).
In general, the sale or other taxable disposition of our stock by a Five Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. Because our common stock is publicly traded, we believe, but cannot assure you, that we currently qualify as a domestically controlled REIT, nor can we assure you that we will so qualify at any time in the future.

If we do not constitute a domestically controlled REIT, a Five Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals).
A 30% withholding tax will currently be imposed on dividends paid on our stock and will be imposed on gross proceeds from a sale or redemption of our stock paid after December 31, 2016 to (i) foreign financial institutions including non-U.S. investment funds, unless they agree to collect and disclose to the IRS information regarding their direct and indirect U.S. account holders and (ii) certain other foreign entities, unless they certify certain information regarding their direct and indirect U.S. owners.  To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect U.S. account holders, comply with due diligence procedures with respect to the identification of U.S. accounts, report to the IRS certain information with respect to U.S. accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, provide local revenue authorities with similar account holder information or otherwise comply with the terms of the intergovernmental agreement and implementing legislation. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial U.S. owner or certifications of no substantial U.S. ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.
Information Reporting Requirements and Backup Withholding
Information returns may be filed with the IRS and backup withholding (at a rate of 28%) may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our stock by a stockholder, unless such stockholder is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.
Backup withholding is not an additional tax. Rather, the U.S. federal income tax liability of persons subject to backup withholding will be offset by the amount of tax withheld. If backup withholding results in an overpayment of U.S. federal income taxes, a refund or credit may be obtained from the IRS, provided the required information is furnished timely thereto.
As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our stock by a foreign office of a broker that is a U.S. person, a foreign partnership that engaged during certain periods in the conduct of a trade or business in the United States or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, any foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.
Other Tax Consequences
State and Local Taxes
We and our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. State and local tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to federal, foreign and other tax laws, in connection with an investment in our stock.
Possible Legislative or Other Actions Affecting Tax Consequences
You should recognize that future legislative, judicial and administrative actions or decisions, which may be retroactive in effect, could adversely affect our federal income tax treatment or the tax consequences of an investment in shares of our stock. The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. We cannot predict the likelihood of passage of any new tax legislation or other provisions, either directly or indirectly, affecting us or our stockholders or the value of an investment in our stock.
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
As of December 31, 2014, Atria and Sunrise, collectively, managed 269 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, any adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could impair its ability to manage our properties efficiently and effectively and could have a Material Adverse Effect on us. If Atria or Sunrise experiences any significant financial, legal, accounting or regulatory difficulties due to a weak economy or otherwise, such difficulties could result in, among other adverse events, acceleration of its indebtedness, impairment of its continued access to capital, the enforcement of default remedies by its counterparties, or the commencement of insolvency proceedings by or against it under the U.S. Bankruptcy Code, any one or a combination of which indirectly could have a Material Adverse Effect on us.
Our leases with Brookdale Senior Living and Kindred account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us.
The properties we lease to Brookdale Senior Living and Kindred account for a significant portion of our triple-net leased properties segment revenues and NOI, and because our leases with Brookdale Senior Living and the Kindred Master Leases are triple-net leases, we depend on Brookdale Senior Living and Kindred to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a Material Adverse Effect on us. In addition, any failure by Brookdale Senior Living or Kindred to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Brookdale Senior Living and Kindred have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.
We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may become bankrupt or insolvent. Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, federal laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject our lease in a bankruptcy proceeding, in which case our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that our lease should be re-characterized as a financing agreement, in which case our rights and remedies as a lender, compared to a landlord, generally would be more limited. If a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.
We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.
We are parties to long-term management agreements pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities as of December 31, 2014. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
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
We cannot predict whether our tenants will renew existing leases beyond their current term. If our leases with Brookdale Senior Living, the Kindred Master Leases or any of our other triple-net leases are not renewed, we would attempt to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a Material Adverse Effect on us.
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
An important part of our business strategy is to continue to expand and diversify our portfolio through accretive acquisition, investment, development and redevelopment opportunities in domestic and international seniors housing and healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective clients, our ability to obtain debt and equity capital at costs comparable to or better than our competitors, and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities, our growth and profitability may be adversely affected.
Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Investments outside the United States raise legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations, costly regulatory requirements and foreign tax risks. Domestic and international real estate development and redevelopment projects present additional risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant costs prior to completion of the project. Furthermore, healthcare properties are often highly customized and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition, investment, development and redevelopment opportunities.
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
We expect to incur substantial expenses related to our acquisition of HCT.
The HCT Acquisition was completed in January 2015. We may incur substantial expenses in connection with integrating HCT’s business, operations, networks, systems, technologies, policies and procedures with ours. While we expect to incur a certain level of integration expenses, factors beyond our control could affect the total amount or the timing of integration expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. As a result, the integration expenses associated with the HCT Acquisition could, particularly in the near term, exceed any savings that we expect to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the integration of the businesses.
Our future results will suffer if we do not effectively manage our expanded portfolio and operations following the acquisition of HCT.
As a result of the HCT Acquisition, we have an expanded portfolio and operations and likely will continue to expand operations through additional acquisitions and other strategic transactions, some of which may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new operations into our existing business in an efficient and timely manner, successfully monitor our operations, costs, regulatory compliance and service quality, and maintain other necessary internal controls. It is possible that our expansion or acquisition opportunities will not be successful. It is also possible that we will not realize expected operating efficiencies, cost savings, revenue enhancements, synergies or other benefits.
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
Our ownership of properties outside the United States exposes us to different risks than those associated with our domestic properties.
Our current or future ownership of properties outside the United States subjects us to risks that may be different or greater than those we face with our domestic properties. These risks include, but are not limited to:

•	Challenges with respect to repatriation on foreign earnings and cash;

•	Foreign ownership restrictions with respect to operations in countries;

•	Regional or country-specific business cycles and economic instability;

•	Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings;

•	Differences in lending practices and the willingness of domestic or foreign lenders to provide financing; and

•	Failure to comply with applicable laws and regulations in the United States that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
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
We derive a significant portion of our revenues from leasing properties pursuant to long-term triple-net leases that generally provide for fixed rental rates, subject to annual escalations. In certain cases, the annual escalations are contingent upon the achievement of specified revenue parameters or based on changes in CPI, with caps and floors. If, as a result of weak economic conditions or other factors, the properties subject to these leases do not generate sufficient revenue to achieve the specified rent escalation parameters or CPI does not increase, our growth and profitability may be hindered. If strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability also may be limited.
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
Some of our loan investments are subordinated to loans held by third parties.
Our mezzanine loan investments are subordinated to senior secured loans held by other investors that encumber the same real estate. If a senior secured loan is foreclosed, that foreclosure would extinguish our rights in the collateral for our mezzanine loan. In order to protect our economic interest in that collateral, we would need to be prepared, on an expedited basis, to advance funds to the senior lenders in order to cure defaults under the senior secured loans and prevent such a foreclosure. If a senior secured loan has matured or has been accelerated, then in order to protect our economic interest in the collateral, we would need to be prepared, on an expedited basis, to purchase or pay off that senior secured loan, which could require an infusion of fresh capital as large or larger than our initial investment. Our ability to sell or syndicate a mezzanine loan could be limited by transfer restrictions in the intercreditor agreement with the senior secured lenders. Our ability to negotiate modifications to the mezzanine loan documents with our borrowers could be limited by restrictions on modifications in the intercreditor agreement. Since mezzanine loans are typically secured by pledges of equity rather than direct liens on real estate, our mezzanine loan investments are more vulnerable than our mortgage loan investments to losses caused by competing creditor claims, unauthorized transfers, or bankruptcies.
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
As of December 31, 2014, we owned 28 MOBs, 15 seniors housing communities, six skilled nursing facilities and one hospital through consolidated joint ventures, and we had ownership interests ranging between 5% and 25% in 17 MOBs, 20 seniors housing communities and 14 skilled nursing facilities through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria as of December 31, 2014. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

Significant legal actions or regulatory proceedings could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers for which such tenants, operators and managers may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a Material Adverse Effect on us.
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
The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.
As our reliance on technology has increased, our business is subject to greater risk from cyber incidents, including attempts to gain unauthorized access to our or our managers’ systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we and our managers have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident could disrupt our operations, or the operations of our managers, compromise the confidential information of our employees or the residents in our seniors housing communities, and/or damage our business relationships and reputation.
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
Interest rate fluctuations, financial market volatility or credit market disruptions could limit the ability of our tenants, operators and managers to obtain capital to finance their businesses on acceptable terms, which could adversely affect their ability to satisfy their obligations to us. In addition, any difficulty in accessing capital or other financing sources experienced by our other counterparties, such as letters of credit issuers, insurance carriers, banking institutions, title companies and escrow agents, could prevent those counterparties from remaining viable entities or satisfying their obligations to us, which could have a Material Adverse Effect on us.
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
For the year ended December 31, 2014, approximately 37.7% of our total NOI (excluding amounts in discontinued operations) was derived from properties located in California (13.7%), Texas (8.0%), New York (6.8%), Illinois (4.7%), and Florida (4.5%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
We may be adversely affected by fluctuations in currency exchange rates.
Our ownership of properties in Canada and the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and Canadian dollars or the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, Canada or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a Material Adverse Effect on us.
Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2014, we had approximately $10.9 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2014, we owned more than 1,500 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had one new property under development. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2014, we had $2.3 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 178 of our properties. Excluding those portions attributed to our joint venture and operating partners, our share of mortgage loan indebtedness outstanding was $2.2 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2014 (including properties owned through investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		Skilled Nursing and Other Facilities		MOBs		Hospitals
Geographic Location	Number of Properties	Units	Number of Properties	Licensed Beds	Number of Properties	Square Feet	Number of Properties	Licensed Beds
Alabama	7	435	2	329	4	468,887	—	—
Arizona	26	2,378	2	232	11	773,109	3	169
Arkansas	4	286	8	875	—	—	—	—
California	85	9,734	9	1,115	24	1,970,387	7	530
Colorado	19	1,742	4	460	12	828,693	1	68
Connecticut	14	1,626	4	432	—	—	—	—
District of Columbia	—	—	—	—	2	101,580	—	—
Florida	46	4,493	1	171	14	315,405	6	511
Georgia	12	1,217	5	620	14	1,152,857	—	—
Idaho	1	70	7	624	—	—	—	—
Illinois	17	2,606	1	82	30	1,109,898	4	430
Indiana	16	1,235	34	3,782	15	947,857	1	59
Kansas	12	724	4	325	—	—	—	—
Kentucky	10	910	29	3,273	4	172,977	2	424
Louisiana	1	58	—	—	4	343,223	1	168
Maine	6	879	8	654	—	—	—	—
Maryland	5	360	3	445	2	82,663	—	—
Massachusetts	20	2,176	42	4,882	—	—	2	109
Michigan	24	1,642	1	330	10	414,518	—	—
Minnesota	18	1,041	3	466	3	243,098	—	—
Mississippi	1	52	—	—	1	50,575	—	—
Missouri	1	87	12	1,086	19	1,053,579	2	227
Montana	2	189	2	276	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—
Nevada	6	611	3	299	2	149,248	1	52
New Hampshire	1	125	3	502	—	—	—	—
New Jersey	14	1,241	1	153	—	—	—	—
New Mexico	4	482	—	—	—	—	1	61
New York	42	4,684	9	1,566	1	111,634	—	—
North Carolina	22	2,179	17	1,876	18	797,628	1	124
North Dakota	1	48	—	—	—	—	—	—
Ohio	26	1,753	20	2,624	28	1,221,020	1	50
Oklahoma	8	431	—	—	—	—	1	59
Oregon	24	2,528	14	1,112	1	105,375	—	—
Pennsylvania	32	2,351	7	934	7	565,562	2	115
Rhode Island	6	648	1	129	—	—	—	—
South Carolina	4	340	4	602	18	1,012,959	—	—
South Dakota	4	182	2	246	—	—	—	—
Tennessee	20	1,575	5	601	10	381,234	1	49
Texas	58	4,942	51	5,375	13	1,032,552	10	615
Utah	4	501	5	476	—	—	—	—
Vermont	—	—	1	144	—	—	—	—
Virginia	8	655	9	1,323	3	126,500	—	—
Washington	21	2,183	18	1,788	10	578,975	—	—
West Virginia	2	124	4	326	—	—	—	—
Wisconsin	68	2,932	17	1,968	12	482,093	—	—
Wyoming	2	168	4	371	—	—	—	—
Total U.S.	725	64,758	376	42,874	292	16,594,086	47	3,820
Canada	41	4,478	—	—	—	—	—	—
United Kingdom	—	—	3	121	—	—	—	—
Total	766	69,236	379	42,995	292	16,594,086	47	3,820

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
In July 2014, we voluntarily contacted the SEC to advise it of the determination by our former registered public accounting firm, Ernst & Young LLP (“EY”), that it was not independent of us due solely to an inappropriate personal relationship between an EY partner, who until June 30, 2014 was the lead audit partner on our 2014 audit and quarterly review and was previously an audit engagement partner on our 2013 and 2012 audits, and an individual in a financial reporting oversight role at our company. We have cooperated with the SEC and intend to continue to do so with respect to its inquiries related to this matter. At this time, the matter is ongoing and we cannot reasonably assess its timing or outcome.
ITEM 4.    Mine Safety Disclosures
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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2013
First Quarter	$73.20	$64.68	$0.67
Second Quarter	82.93	64.38	0.67
Third Quarter	72.16	58.86	0.67
Fourth Quarter	67.33	55.26	0.725
2014
First Quarter	$63.67	$56.79	$0.725
Second Quarter	68.40	61.29	0.725
Third Quarter	66.04	60.70	0.725
Fourth Quarter	74.44	62.48	0.79
As of February 10, 2015, we had 330,809,789 shares of our common stock outstanding held by approximately 5,284 stockholders of record.
Dividends and Distributions
We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. In connection with the HCT Acquisition, on January 5, 2015, our Board of Directors declared a prorated first quarter dividend on our common stock in the amount of $0.2107 per share, which was paid in cash on January 27, 2015 to stockholders of record on January 15, 2015. On February 13, 2015, our Board of Directors declared another prorated dividend on our common stock in the amount of $0.5793 per share, payable in cash on March 31, 2015 to stockholders of record on March 6, 2015. Together, these two prorated amounts equate to the first quarterly installment of our 2015 dividend of $0.79 per share.

We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2015. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
Prior to its suspension in July 2014, our stockholders were entitled to reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), subject to the terms of the plan. See “Note 17—Permanent and Temporary Equity” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.
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
Stock Repurchases
The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2014:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	$—
November 1 through November 30	988	$61.50
December 1 through December 31	7,125	$71.70

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2006 Incentive Plan or 2012 Incentive Plan or restricted stock units granted to employees under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of the exercise, as the case may be.

Unregistered Sales of Equity Securities
On November 14, 2014, we issued 92,993 shares of our common stock to Sarah M. Jensen as consideration for our acquisition of all of the outstanding shares of Jensen Construction Management, Inc. (“Jensen Construction”). In connection with the acquisition, we entered into waiver and release agreements with two Jensen Construction employees pursuant to which we issued 53,469 shares and 1,779 shares, respectively, of our common stock to those employees in exchange for, and in full satisfaction of, any right, interest, ownership or claim that they may have had with respect to any interest in, or securities or assets of, Jensen Construction. The shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(2) of the Securities Act and Rule 506(b) promulgated thereunder.

On December 1, 2014, NHP/PMB L.P. (“NHP/PMB”), a limited partnership in which we own a majority interest, issued 383,062 Class A limited partnership units (“OP Units”) in connection with the contribution of an MOB to NHP/PMB. At any time following the first anniversary of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. The OP Units were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.
Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2009 through December 31, 2014, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2009 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Ventas	$100	$125.41	$137.67	$168.38	$155.51	$203.61
NYSE Composite Index	$100	$113.76	$109.70	$127.54	$161.21	$172.27
Composite REIT Index	$100	$127.56	$136.88	$163.89	$167.72	$213.39
S&P 500 Index	$100	$115.06	$117.48	$136.27	$180.39	$205.07

ITEM 6.    Selected Financial Data
You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,433,995	$1,327,383	$1,180,731	$795,214	$518,616
Resident fees and services	1,552,951	1,406,005	1,227,124	865,800	445,157
Interest expense	376,842	334,909	288,717	224,344	170,133
Property-level operating expenses	1,195,098	1,109,632	966,422	645,082	314,985
General, administrative and professional fees	121,746	115,106	98,510	74,537	49,830
Income from continuing operations attributable to common stockholders, including real estate dispositions	473,661	489,788	308,814	362,900	212,284
Discontinued operations	2,106	(36,279)	53,986	1,593	33,883
Net income attributable to common stockholders	475,767	453,509	362,800	364,493	246,167
Per Share Data
Income from continuing operations attributable to common stockholders, including real estate dispositions:
Basic	$1.61	$1.67	$1.06	$1.59	$1.35
Diluted	$1.59	$1.66	$1.05	$1.57	$1.35
Net income attributable to common stockholders:
Basic	$1.62	$1.55	$1.24	$1.60	$1.57
Diluted	$1.60	$1.54	$1.23	$1.58	$1.56
Dividends declared per common share	$2.965	$2.735	$2.48	$2.30	$2.14
Other Data
Net cash provided by operating activities	$1,254,845	$1,194,755	$992,816	$773,197	$447,622
Net cash used in investing activities	(2,055,040)	(1,282,760)	(2,169,689)	(997,439)	(301,920)
Net cash provided by (used in) financing activities	758,057	114,996	1,198,914	248,282	(231,452)
FFO (1)	1,273,680	1,208,458	1,024,567	824,851	421,506
Normalized FFO (1)	1,330,018	1,220,709	1,120,225	776,963	453,981
Balance Sheet Data
Real estate investments, at cost	$23,010,945	$21,403,592	$19,745,607	$17,830,262	$6,747,699
Cash and cash equivalents	55,348	94,816	67,908	45,807	21,812
Total assets	21,226,171	19,731,494	18,980,000	17,271,910	5,758,021
Senior notes payable and other debt	10,888,092	9,364,992	8,413,646	6,429,116	2,900,044
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

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions, divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO (or either measure adjusted for non-cash items) should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO (or either measure adjusted for non-cash items) necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2014 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.
Corporate and Operating Environment
We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2014, we owned more than 1,500 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had one new property under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2014, we leased a total of 922 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 270 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”), leased from us 160 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement) and 83 properties, respectively, as of December 31, 2014.
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
As of December 31, 2014, our consolidated portfolio included 100% ownership interests in 1,383 properties and controlling joint venture interests in 50 properties, and we had non-controlling ownership interests in 51 properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 75 MOBs as of December 31, 2014.
We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of: (1) generating reliable and growing cash flows; (2) maintaining a balanced, diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time all impact our access to and cost of external capital. For that reason, we generally attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At December 31, 2014, 21.9% of our consolidated debt (excluding debt related to properties classified as held for sale) was variable rate debt.
2014 Highlights and Other Recent Developments

•	In 2014, we paid an annual cash dividend on our common stock of $2.965 per share.

•
During 2014, we made investments totaling approximately $2.4 billion in seniors housing and healthcare assets, including 29 seniors housing communities located in Canada that we acquired from Holiday Retirement (the “Holiday Canada Acquisition”), three high-quality private hospitals located in the United Kingdom and a $425.0 million secured mezzanine loan investment that has a blended annual interest rate of 8.1% and has contractual maturities ranging between 2016 and 2019.

•
In January 2015, we acquired publicly traded American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction (the “HCT Acquisition”), which added 152 properties (some of which are located on the same campus) to our portfolio. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock, 1.1 million limited partnership units that are redeemable for shares of our common stock, cash and the assumption of debt.

•	In 2015, we made other investments totaling approximately $320 million, including the acquisition of five triple-net leased properties in the United Kingdom and 12 skilled nursing facilities.

•	In April 2014, we issued and sold $700 million aggregate principal amount of senior notes with a weighted average interest rate of 2.75% and a weighted average maturity of seven years.

•
In September 2014, we issued and sold CAD 650.0 million aggregate principal amount of senior notes, with an effective weighted average interest rate of 3.5% and a weighted average maturity of 6.9 years, on a private placement basis in Canada. We used the net proceeds from the sale to repay a portion of the CAD 791.0 million unsecured term loan we incurred initially to fund the Holiday Canada Acquisition.

•
In January 2015, we issued and sold $900 million aggregate principal amount of senior notes, with a weighted average interest rate of 3.8% and a weighted average maturity of 16.7 years, and we issued and sold CAD 250.0 million aggregate principal amount of senior notes, with an interest rate of 3.3% and a maturity of seven years, on a private placement basis in Canada.

•
Under our “at-the-market” equity offering program, during 2014 and 2015 we issued and sold a total of approximately 7.1 million shares of our common stock at a weighted average price of $75.18 per share for aggregate net proceeds (after sales agent commissions) of $528.1 million.

•	During 2014, we sold 22 properties for $118.2 million and received loans receivable repayments of $55.9 million.

•	In 2015, we sold 17 properties for $275.1 million, including $5.5 million of lease termination fees.

•
As of December 31, 2014, we had re-leased to Kindred, transitioned to new operators or sold 107 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014, and we expect to sell the remaining asset during 2015. See “Triple-Net Lease Expirations.”

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

As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we perform a reassessment when there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
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
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, as applicable, at fair value and amortize that asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans on the same terms with the same length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.
We estimate the fair value of noncontrolling interests assumed consistent with the manner in which we value all of the underlying assets and liabilities.
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
We evaluate our investments in unconsolidated entities for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment, and our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon various estimates and assumptions, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
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

Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements. We adopted ASU 2014-08 during the quarter ended March 31, 2014.
In 2014, the FASB also issued Accounting Standards Update 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
Results of Operations
As of December 31, 2014, we operated through three reportable business segments: triple-net leased properties; senior living operations and MOB operations. In our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease our properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and miscellaneous accounts receivable.

Years Ended December 31, 2014 and 2013
The table below shows our results of operations for the years ended December 31, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$974,942	$881,745	$93,197	10.6%
Senior Living Operations	516,395	449,321	67,074	14.9
MOB Operations	310,513	300,921	9,592	3.2
All Other	57,439	59,471	(2,032)	(3.4)
Total segment NOI	1,859,289	1,691,458	167,831	9.9
Interest and other income	4,267	2,047	2,220	> 100
Interest expense	(376,842)	(334,909)	(41,933)	(12.5)
Depreciation and amortization	(826,911)	(722,075)	(104,836)	(14.5)
General, administrative and professional fees	(121,746)	(115,106)	(6,640)	(5.8)
Loss on extinguishment of debt, net	(5,564)	(1,201)	(4,363)	( > 100 )
Merger-related expenses and deal costs	(45,051)	(21,634)	(23,417)	( > 100 )
Other	(38,925)	(18,732)	(20,193)	( > 100 )
Income before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	448,517	479,848	(31,331)	(6.5)
Loss from unconsolidated entities	(139)	(508)	369	72.6
Income tax benefit	8,732	11,828	(3,096)	(26.2)
Income from continuing operations	457,110	491,168	(34,058)	(6.9)
Discontinued operations	2,106	(36,279)	38,385	> 100
Gain on real estate dispositions	17,970	—	17,970	nm
Net income	477,186	454,889	22,297	4.9
Net income attributable to noncontrolling interest	1,419	1,380	(39)	(2.8)
Net income attributable to common stockholders	$475,767	$453,509	22,258	4.9

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$970,377	$877,276	$93,101	10.6%
Other services revenue	4,565	4,469	96	2.1
Segment NOI	$974,942	$881,745	93,197	10.6

Triple-net leased properties segment NOI increased in 2014 over the prior year primarily due to rent from the properties we acquired during 2014 and 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2014 for the trailing 12 months ended September 30, 2014 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2013 for the trailing 12 months ended September 30, 2013.

	Number of Properties at December 31, 2014 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2014 (1)	Number of Properties at December 31, 2013 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2013 (1)
Seniors Housing Communities	439	88.3%	412	87.1%
Skilled Nursing Facilities	242	80.1	242	80.8
Hospitals	46	56.4	46	56.6

(1)
Excludes properties included in discontinued operations during 2014 and properties classified as held for sale as of December 31, 2014, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the years ended December 31, 2014 and 2013, respectively, and properties that transitioned operators for which we do not have eight full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 829 same-store triple-net leased properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$876,846	$846,552	$30,294	3.6%
Other services revenue	4,565	4,469	96	2.1
Segment NOI	$881,411	$851,021	30,390	3.6
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,552,951	$1,406,005	$146,946	10.5%
Less:
Property-level operating expenses	(1,036,556)	(956,684)	(79,872)	(8.3)
Segment NOI	$516,395	$449,321	67,074	14.9
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in 2014 over the prior year primarily due to the Holiday Canada Acquisition and other seniors housing communities we acquired during 2014 and 2013.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased year over year primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 220 same-store senior living operating communities.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,391,869	$1,363,696	$28,173	2.1%
Less:
Property-level operating expenses	(942,169)	(929,968)	(12,201)	(1.3)
Segment NOI	$449,700	$433,728	15,972	3.7
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2014 and 2013:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Total seniors housing communities	270	237	91.1%	91.1%	$5,407	$5,470
Same-store seniors housing communities	220	220	91.1	91.2	5,653	5,533
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$463,618	$450,107	$13,511	3.0%
Medical office building services revenue	22,529	12,077	10,452	86.5
Total revenues	486,147	462,184	23,963	5.2
Less:
Property-level operating expenses	(158,542)	(152,948)	(5,594)	(3.7)
Medical office building services costs	(17,092)	(8,315)	(8,777)	(105.6)
Segment NOI	$310,513	$300,921	9,592	3.2
The increase in our MOB operations segment rental income in 2014 over the prior year is attributed primarily to the MOBs we acquired during 2014 and 2013 and slightly higher base rents. The increase in our MOB property-level operating expenses is due primarily to those acquired MOBs and increases in utilities, snow removal, payroll and insurance expenses, partially offset by decreases in operating costs resulting from expense controls.

Medical office building services revenue and costs both increased in 2014 over the prior year primarily due to increased construction activity during 2014 compared to 2013.
The following table compares results of continuing operations for our 295 same-store MOBs.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$440,463	$435,494	$4,969	1.1%
Less:
Property-level operating expenses	(150,282)	(147,693)	(2,589)	(1.8)
Segment NOI	$290,181	$287,801	2,380	0.8
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2014 and 2013:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended Ended December 31,
	2014	2013	2014	2013	2014	2013
Total MOBs	309	307	90.1%	90.2%	$31	$29
Same-store MOBs	295	295	90.1	90.1	30	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments decreased in 2014 over the prior year due primarily to final repayments and sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $38.2 million increase in total interest expense, including interest allocated to discontinued operations of $1.7 million and $5.5 million for the years ended December 31, 2014 and 2013, respectively, is attributed primarily to $50.9 million of additional interest due to higher debt balances, partially offset by a $15.6 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for 2014, compared to 3.8% for 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $104.8 million in 2014 primarily due to real estate acquisitions we made in 2013 and 2014.
General, Administrative and Professional Fees
General, administrative and professional fees increased $6.6 million in 2014 primarily due to our continued organizational growth.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2014 resulted primarily from various debt repayments. The loss on extinguishment of debt, net in 2013 resulted primarily from the write-off of unamortized deferred financing fees as a result of replacing our previous $2.0 billion unsecured revolving credit facility with a new $3.0 billion unsecured credit facility and the repayment of certain mortgage debt.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $23.4 million increase in merger-related expenses and deal costs in 2014 over the prior year is primarily due to increased 2014 investment activity.

Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio. For the year ended December 31, 2014, other also includes expenses related to the re-audit and re-review of our historical financial statements.
Income Tax Benefit
Income tax benefit for 2014 was due primarily to the income tax benefit of ordinary losses and restructuring related to certain taxable REIT subsidiaries (“TRS” or “TRS entities”). Income tax benefit for 2013 was due primarily to the release of valuation allowances against certain deferred tax assets of one of our TRS entities.
Discontinued Operations
Discontinued operations for 2014 reflects activity related to 17 properties, 12 of which were sold during 2014, resulting in a net gain of $1.2 million, and five of which were classified as held for sale as of December 31, 2014. Discontinued operations for 2013 reflects activity related to 39 properties, 22 of which were sold during 2013, resulting in a net gain of $3.6 million.
Gain on Real Estate Dispositions
The gain on real estate dispositions in 2014 resulted primarily from the sale of ten properties that are not classified as discontinued operations in accordance with ASU 2014-08, resulting in a net gain of $18.0 million. Gains on real estate dispositions in 2013 are classified in discontinued operations.
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for 2014 represents our partners’ joint venture interests in 51 properties. Net loss attributable to noncontrolling interest for 2013 represents our partners’ joint venture interests in 58 properties.

Years Ended December 31, 2013 and 2012
The table below shows our results of operations for the years ended December 31, 2013 and 2012 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$881,745	$824,320	$57,425	7.0%
Senior Living Operations	449,321	386,102	63,219	16.4
MOB Operations	300,921	241,869	59,052	24.4
All Other	59,471	39,913	19,558	49.0
Total segment NOI	1,691,458	1,492,204	199,254	13.4
Interest and other income	2,047	1,106	941	85.1
Interest expense	(334,909)	(288,717)	(46,192)	(16.0)
Depreciation and amortization	(722,075)	(714,967)	(7,108)	(1.0)
General, administrative and professional fees	(115,106)	(98,510)	(16,596)	(16.8)
Loss on extinguishment of debt, net	(1,201)	(37,640)	36,439	96.8
Merger-related expenses and deal costs	(21,634)	(63,183)	41,549	65.8
Other	(18,732)	(6,940)	(11,792)	( > 100 )
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	479,848	283,353	196,495	69.3
(Loss) income from unconsolidated entities	(508)	18,154	(18,662)	( > 100 )
Income tax benefit	11,828	6,282	5,546	88.3
Income from continuing operations	491,168	307,789	183,379	59.6
Discontinued operations	(36,279)	53,986	(90,265)	( > 100 )
Net income	454,889	361,775	93,114	25.7
Net income (loss) attributable to noncontrolling interest, net of tax	1,380	(1,025)	(2,405)	( > 100 )
Net income attributable to common stockholders	$453,509	$362,800	95,519	26.3
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$877,276	$819,882	$57,394	7.0%
Other services revenue	4,469	4,438	31	0.7
Segment NOI	$881,745	$824,320	57,425	7.0
Triple-net leased properties segment NOI increased in 2013 over the prior year primarily due to contractual rent escalations pursuant to the terms of our leases, increases in base and other rent under certain of our existing triple-net leases and rent from the properties we acquired during 2013 and 2012.

The following table compares results of continuing operations for our 807 same-store triple-net leased properties.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$823,380	$806,267	$17,113	2.1%
Other services revenue	4,469	4,438	31	0.7
Segment NOI	$827,849	$810,705	17,144	2.1
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,406,005	$1,227,124	$178,881	14.6%
Less:
Property-level operating expenses	(956,684)	(841,022)	(115,662)	(13.8)
Segment NOI	$449,321	$386,102	63,219	16.4
Our senior living operations segment revenues increased in 2013 over the prior year primarily due to the seniors housing communities we acquired during 2013 and 2012, including 16 seniors housing communities managed by Sunrise that we acquired in May 2012 (the “Sunrise-Managed 16 Communities”) and 25 seniors housing communities whose operations we transitioned to Atria at the time of closing, and higher average unit occupancy rates and higher average monthly revenue per occupied room in our communities.
Property-level operating expenses increased in 2013 over the prior year primarily due to the acquired properties described above, increases in salaries, taxes and insurance costs and higher management fees as a result of increased revenues.
The following table compares results of continuing operations for our 195 same-store senior living operating communities.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,215,185	$1,158,422	$56,763	4.9%
Less:
Property-level operating expenses	(830,076)	(793,828)	(36,248)	(4.6)
Segment NOI	$385,109	$364,594	20,515	5.6
Same-store senior living operations NOI increased in 2013 over the prior year primarily due to higher average unit occupancy rates and higher average monthly revenue per occupied room, partially offset by increases in salaries, taxes and insurance costs and higher management fees as a result of increased revenues.

The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2013 and 2012:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2013	2012	2013	2012	2013	2012
Total seniors housing communities	237	220	91.1%	89.8%	$5,470	$5,349
Same-store seniors housing communities	195	195	91.3	90.0	5,557	5,356
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$450,107	$360,849	$89,258	24.7%
Medical office building services revenue	12,077	16,303	(4,226)	(25.9)
Total revenues	462,184	377,152	85,032	22.5
Less:
Property-level operating expenses	(152,948)	(125,400)	(27,548)	(22.0)
Medical office building services costs	(8,315)	(9,883)	1,568	15.9
Segment NOI	$300,921	$241,869	59,052	24.4
The increases in our MOB operations segment revenues and property-level operating expenses in 2013 over the prior year are primarily due to our acquisition of Cogdell Spencer Inc. (“Cogdell”) in April 2012, the August 2012 and March 2013 acquisitions of the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities and other MOBs we acquired during 2013 and 2012.
Medical office building services revenue and costs both decreased year over year primarily due to a reduction in construction activity during 2013 compared to 2012 and our acquisitions of the controlling interests in 38 MOBs that we had previously accounted for as investments in unconsolidated entities, which reduced our management fee revenue.
The following table compares results of continuing operations for our 184 same-store MOBs.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2013	2012	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$257,085	$256,684	$401	0.2%
Less:
Property-level operating expenses	(85,219)	(86,890)	1,671	1.9
Segment NOI	$171,866	$169,794	2,072	1.2
Same-store MOB operations NOI increased primarily due to lower expenses as a result of savings in contract cleaning, real estate taxes, repairs and maintenance, and management fees throughout 2013.

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
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2013 over the prior year due primarily to $446.0 million aggregate amount of secured loans and other investments we made in December 2012 and thereafter, which had a weighted average effective interest rate of 9.3% at issuance, partially offset by final repayments on and the sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $38.4 million increase in total interest expense, including interest allocated to discontinued operations of $5.5 million and $13.3 million for the years ended December 31, 2013 and 2012, respectively, is attributed primarily to $55.3 million of additional interest due to higher debt balances, partially offset by a $14.8 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate, excluding activity related to our capital leases in 2012, was 3.8% for 2013, as compared to 4.0% for 2012.
General, Administrative and Professional Fees
General, administrative and professional fees increased in 2013 primarily due to our continued organizational growth, as a result of the Cogdell acquisition and subsequent thereto.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2013 resulted primarily from the write-off of unamortized deferred financing fees as a result of replacing our previous $2.0 billion unsecured revolving credit facility with a new $3.0 billion unsecured credit facility and the repayment of certain mortgage debt. The loss on extinguishment of debt, net in 2012 resulted primarily from our redemption in March 2012 of all $200.0 million principal amount outstanding of our 6½% senior notes due 2016 and our redemption in May 2012 of all $225.0 million principal amount then outstanding of our 6¾% senior notes due 2017, partially offset by gains recognized on the repayment of certain mortgage debt.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition and integration expenses related to consummated transactions and deal costs required by GAAP to be expensed rather than capitalized into the asset value. The $41.5 million decrease in merger-related expenses and deal costs in 2013 over the prior year reflects lower transition and integration costs attributable to a decline in investment activity in 2013 compared to 2012.
Other
Other consists primarily of building rent expense paid to lease certain of our senior living operating communities. Certain of these leasing arrangements were acquired in late December 2012.
Loss/Income from Unconsolidated Entities
Loss/income from unconsolidated entities in 2013 and 2012 relates to our interests in joint ventures that we account for under the equity method of accounting. Income from unconsolidated entities for the year ended December 31, 2012 is attributed primarily to a gain of $16.6 million as a result of the re-measurement of equity interest upon our acquisition of the controlling interests (ranging from 80% to 95%) in 36 MOBs that we previously accounted for as investments in unconsolidated entities. Since the acquisition date, operations relating to these properties have been consolidated in our Consolidated Statements of Income. As of December 31, 2013, we had ownership interests ranging between 5% and 25% in joint ventures with respect to 18 MOBs, 20 seniors housing communities and 14 skilled nursing facilities, and we had a 34% ownership interest in Atria, which we acquired in late December 2012.

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
Discontinued Operations
Discontinued operations for 2013 reflects activity related to 39 properties, 22 of which were sold during 2013, resulting in a net gain of $3.6 million. Discontinued operations for 2012 reflects activity related to 82 properties, 43 of which were sold during 2012, resulting in a net gain of $81.0 million.
Net Income/Loss Attributable to Noncontrolling Interest
Net income attributable to noncontrolling interest for 2013 represents our partners’ joint venture interests in 58 properties. Net loss attributable to noncontrolling interest for 2012 represents our partners’ joint venture interests in 57 properties.
Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.
The non-GAAP financial measures we present in this Annual Report on Form 10-K may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions, divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.
The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2014. Our normalized FFO for the year ended December 31, 2014 increased over the prior year due primarily to our 2014 and 2013 investments, net of capital costs, and same-store growth across our portfolio of properties, partially offset by higher general and administrative expenses and loan repayments since January 1, 2013.

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income attributable to common stockholders	$475,767	$453,509	$362,800	$364,493	$246,167
Adjustments:
Real estate depreciation and amortization	820,344	716,412	710,544	442,046	197,650
Real estate depreciation related to noncontrolling interest	(10,314)	(10,512)	(8,503)	(3,471)	(6,217)
Real estate depreciation related to unconsolidated entities	5,792	6,543	7,516	6,552	2,367
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)	(16,645)	—	—
Gain on real estate dispositions	(17,970)	—	—	—	—
Discontinued operations:
Gain on real estate dispositions	(1,494)	(4,059)	(80,952)	—	(25,241)
Depreciation on real estate assets	1,555	47,806	49,807	15,231	6,780
FFO	1,273,680	1,208,458	1,024,567	824,851	421,506
Adjustments:
Litigation proceeds, net	—	—	—	(202,259)	—
Change in fair value of financial instruments	5,121	449	99	2,959	—
Income tax (benefit) expense	(9,431)	(11,828)	(6,286)	(31,137)	2,930
Loss on extinguishment of debt, net	5,013	1,048	37,640	27,604	9,791
Merger-related expenses, deal costs and re-audit costs	54,389	21,560	63,183	153,923	19,243
Amortization of other intangibles	1,246	1,022	1,022	1,022	511
Normalized FFO	$1,330,018	$1,220,709	$1,120,225	$776,963	$453,981

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of our Adjusted EBITDA to net income (including amounts in discontinued operations) for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$477,186	$454,889	$361,775
Adjustments:
Interest	378,556	340,381	302,031
Loss on extinguishment of debt, net	5,564	1,048	37,640
Taxes (including amounts in general, administrative and professional fees)	(4,770)	(7,166)	(2,627)
Depreciation and amortization	828,466	769,881	764,774
Non-cash stock-based compensation expense	20,994	20,653	20,784
Merger-related expenses, deal costs and re-audit costs	53,847	21,634	63,183
Gain on real estate dispositions	(19,183)	(3,617)	(80,952)
Changes in fair value of financial instruments	5,121	449	99
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)	(16,645)
Adjusted EBITDA	$1,745,781	$1,596,911	$1,450,062

NOI
We also consider NOI an important supplemental measure to net income because it enables investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of our NOI to net income (including amounts in discontinued operations) for the years ended December 31, 2014, 2013 and 2012:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Net income	$477,186	$454,889	$361,775
Adjustments:
Interest and other income	(5,017)	(2,047)	(6,158)
Interest	378,556	340,381	302,031
Depreciation and amortization	828,466	769,881	764,774
General, administrative and professional fees	121,746	115,109	98,813
Loss on extinguishment of debt, net	5,564	1,048	37,640
Merger-related expenses and deal costs	45,051	21,634	63,183
Other	39,337	18,325	8,842
Loss (income) from unconsolidated entities	139	508	(18,154)
Income tax benefit	(8,732)	(11,828)	(6,286)
Gain on real estate dispositions	(19,183)	(3,617)	(80,952)
NOI	1,863,113	1,704,283	1,525,508
Discontinued operations	(3,824)	(12,825)	(33,304)
NOI (excluding amounts in discontinued operations)	$1,859,289	$1,691,458	$1,492,204
Asset/Liability Management
Asset/liability management, a key element of enterprise risk management, is designed to support the achievement of our business strategy, while ensuring that we maintain appropriate and tolerable levels of market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk. Effective management of these risks is a contributing factor to the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments.
Market Risk
Market risk related to changes in interest rates, such as LIBOR or prime rates, has a direct impact on borrowings under our unsecured revolving credit facility and our unsecured term loans, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and marketable debt securities. To mitigate these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our expectations regarding current and future economic conditions.

The table below sets forth certain information with respect to our debt, excluding premiums, discounts and capital lease obligations.

	As of December 31,
	2014	2013	2012
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$6,677,875	$5,418,543	$4,079,643
Mortgage loans and other (1)	1,810,716	2,155,155	2,442,652
Variable rate:
Unsecured revolving credit facilities	919,099	376,343	540,727
Unsecured term loans	990,634	1,000,702	685,336
Mortgage loans and other	474,047	369,734	437,957
Total	$10,872,371	$9,320,477	$8,186,315
Percent of total debt:
Fixed rate:
Senior notes and other	61.4%	58.1%	49.8%
Mortgage loans and other (1)	16.6	23.1	29.8
Variable rate:
Unsecured revolving credit facilities	8.5	4.0	6.6
Unsecured term loans	9.1	10.7	8.4
Mortgage loans and other	4.4	4.1	5.4
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.7%	4.0%
Mortgage loans and other (1)	5.9	6.0	6.1
Variable rate:
Unsecured revolving credit facilities	1.4	1.2	1.5
Unsecured term loans	1.3	1.3	1.6
Mortgage loans and other	2.3	1.7	1.9
Total	3.5	3.8	4.1

(1)
Excludes mortgage debt of $43.5 million, $13.1 million and $23.2 million related to real estate assets classified as held for sale as of December 31, 2014, 2013 and 2012, respectively, which debt is included in accounts payable and other liabilities on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $153.6 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $59.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The increase in our outstanding variable rate debt at December 31, 2014 compared to December 31, 2013 is attributable primarily to 2014 borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2014, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming no change in our variable rate debt outstanding as of December 31, 2014, if the weighted average interest rate related to our variable rate debt were to increase 100 basis points, interest expense for 2015 would increase by approximately $23.8 million, or $0.08 per diluted common share.

As of December 31, 2014 and 2013, our joint venture and operating partners’ aggregate share of total debt was $141.4 million and $174.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $97.5 million and $89.3 million as of December 31, 2014 and 2013, respectively.
The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings. For fixed rate debt, interest rate fluctuations generally affect fair value, but not our earnings or cash flows. Therefore, interest rate risk does not significantly impact our fixed rate debt obligations until their maturity or earlier prepayment and refinancing. If interest rates have risen at the time we seek to refinance our fixed rate debt, whether at maturity or otherwise, our future earnings and cash flows could be adversely affected by increased borrowing costs. Conversely, lower interest rates at the time of refinancing may reduce our overall borrowing costs.
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of December 31, 2014 and 2013:

	As of December 31,
	2014	2013
	(In thousands)
Gross book value	$8,488,591	$7,573,698
Fair value (1)	8,817,982	7,690,196
Fair value reflecting change in interest rates (1):
-100 BPS	9,256,492	8,069,013
+100 BPS	8,406,735	7,320,251

(1)	The change in fair value of our fixed rate debt from December 31, 2013 to December 31, 2014 was due primarily to 2014 senior note issuances, partially offset by mortgage loan repayments.
As of December 31, 2014 and 2013, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $798.0 million and $395.7 million, respectively. See “Note 6—Loans Receivable and Investments” and “Note 11—Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2014 (on a pro forma basis after giving effect to the Holiday Canada Acquisition, our 2014 Canadian senior note issuances, our U.K. hospital acquisition, and including the impact of existing hedging arrangements ), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by 10% compared to the average exchange rate during that year, our 2014 normalized FFO per share would have decreased or increased, as applicable, by less than $0.02 and $0.02 per share, respectively. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2014	2013
Investment mix by asset type (1):
Seniors housing communities	65.5%	64.2%
MOBs	15.8	18.2
Skilled nursing and other facilities	13.1	13.6
Hospitals	2.1	2.3
Secured loans receivable and investments, net	3.5	1.7
Investment mix by tenant, operator and manager (1):
Atria	23.6%	19.9%
Sunrise	12.3	13.9
Brookdale Senior Living	10.2	9.7
Kindred	2.0	3.2
All other	51.9	53.3

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2014	2013	2012
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	50.6%	50.2%	49.8%
Kindred	6.2	8.1	10.3
Brookdale Senior Living (2)	5.5	5.6	6.3
All others	37.7	36.1	33.6
Adjusted EBITDA (3):
Senior living operations	28.4%	27.1%	26.0%
Kindred	10.1	13.3	16.1
Brookdale Senior Living (2)	9.2	9.4	10.9
All others	52.3	50.2	47.0
NOI (4):
Senior living operations	27.8%	26.6%	25.9%
Kindred	10.2	13.4	17.1
Brookdale Senior Living (2)	9.2	9.2	10.5
All others	52.8	50.8	46.5
Operations mix by geographic location (5):
California	15.0%	14.5%	14.1%
New York	9.6	10.0	10.0
Texas	6.9	6.8	6.0
Illinois	4.5	4.7	5.0
Florida	4.0	4.1	4.1
All others	60.0	59.9	60.8

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of Adjusted EBITDA and NOI to our net income as computed in accordance with GAAP.
We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2014, 44.0% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and MOB operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.
The concentration of our triple-net leased properties segment revenues and operating income that are attributed to Brookdale Senior Living and Kindred creates credit risk. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us, our financial condition and results of operations could be weakened and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a Material Adverse Effect on us. In addition, any failure, inability or unwillingness by Brookdale Senior Living or Kindred to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have an indirect Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living and Kindred account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.
In December 2012, we acquired a 34% ownership interest in Atria, which entitles us to certain rights and minority protections as well as the right to appoint two of five members on the Atria board of directors.
Triple-Net Lease Expirations
As our triple-net leases expire, we face the risk that our tenants may elect not to renew those leases and, in the event of non-renewal, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although the non-renewal of some or all of our triple-net leases could have a Material Adverse Effect on us, during the year ended December 31, 2014, none of our triple-net lease renewals or expirations without renewal had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2014):

	Number of Properties	2014 Annual Rental Income	% of 2014 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2015	14	$8,016	0.8%
2016	13	8,023	0.8
2017	28	20,425	2.1
2018	37	59,088	6.1
2019	87	129,617	13.4
2020	140	123,390	12.7
2021	82	72,704	7.5
2022	51	58,893	6.1
2023	64	78,203	8.1
2024	45	27,880	2.9
As of December 31, 2014, we had re-leased to Kindred, transitioned to new operators or sold 107 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014, and we expect to sell the remaining asset during 2015; however, this transaction remains subject to customary due diligence conditions, and we cannot assure you that we will be able to successfully complete the sale on a timely basis or at all.
Liquidity and Capital Resources
As of December 31, 2014, we had a total of $55.3 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2014, we also had escrow deposits and restricted cash of $71.8 million and $1.1 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During 2014, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured revolving credit facility and CAD unsecured term loan, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $634.4 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.
In January 2015, we funded the HCT Acquisition through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock, the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares) and the assumption or repayment of debt, net of HCT cash in hand.

Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of December 31, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of December 31, 2014, we had $919.1 million of borrowings outstanding, $13.3 million of letters of credit outstanding and $1.1 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In July 2014, we entered into a new CAD 791.0 million unsecured term loan to initially fund the Holiday Canada Acquisition. The term loan was scheduled to mature on July 30, 2015, but in September 2014, we repaid CAD 660.0 million of borrowings principally with proceeds from the sale of unsecured senior notes issued by our wholly owned subsidiary, Ventas Canada Finance Limited, and in December 2014, we repaid in full all remaining amounts outstanding under the term loan.
The agreement governing our unsecured credit facility requires us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2014.
Senior Notes
As of December 31, 2014, we had $5.8 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), and guaranteed by Ventas, Inc. outstanding as follows:
•$400.0 million principal amount of 3.125% senior notes due 2015;
•$550.0 million principal amount of 1.55% senior notes due 2016;
•$300.0 million principal amount of 1.250% senior notes due 2017;

•	$700.0 million principal amount of 2.00% senior notes due 2018;

•	$600.0 million principal amount of 4.00% senior notes due 2019;

•	$500.0 million principal amount of 2.700% senior notes due 2020;

•	$700.0 million principal amount of 4.750% senior notes due 2021;

•	$600.0 million principal amount of 4.25% senior notes due 2022;

•	$500.0 million principal amount of 3.25% senior notes due 2022;

•	$400.0 million principal amount of 3.750% senior notes due 2024;

•	$258.8 million principal amount of 5.45% senior notes due 2043; and

•	$300.0 million principal amount of 5.70% senior notes due 2043.
With the exception of the senior notes due 2016, the senior notes due 2017, the senior notes due 2024, and the 5.70% senior notes due 2043, all of these senior notes were co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation.
As of December 31, 2014, we had $309.8 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$234.4 million principal amount of 6% senior notes due 2015;

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).

In addition, as of December 31, 2014, we had $559.3 million aggregate principal amount of senior notes of our wholly owned subsidiary, Ventas Canada Finance Limited, and guaranteed by Ventas, Inc. outstanding as follows:

•	$344.2 million (CAD 400.0 million) principal amount of 3.00% senior notes, series A due 2019; and

•	$215.1 million (CAD 250.0 million) principal amount of 4.125% senior notes, series B due 2024.
In January 2015, we issued and sold $600.0 million aggregate principal amount of 3.500% senior notes due 2025 at a public offering price equal to 99.663% of par, for total proceeds of $598.0 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.375% senior notes due 2045 at a public offering price equal to 99.500% of par, for total proceeds of $298.5 million before the underwriting discount and expenses. The notes are guaranteed by Ventas, Inc.
Also in January 2015, our wholly owned subsidiary, Ventas Canada Finance Limited, issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes are guaranteed by Ventas, Inc. and were offered on a private placement basis in Canada.
2014 Activity
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
In September 2014, our wholly owned subsidiary, Ventas Canada Finance Limited, issued and sold CAD 400.0 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250.0 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used the proceeds from the issuance to repay a portion of the CAD 791.0 million unsecured term loan.
2013 Activity
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
2012 Activity
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
We may, from time to time, seek to retire or purchase our outstanding senior notes for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.
The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2014.
Mortgage Loan Obligations
As of December 31, 2014 and 2013, our consolidated aggregate principal amount of mortgage debt outstanding was $2.3 billion and $2.5 billion, respectively, of which our share was $2.2 billion and $2.4 billion, respectively.
During 2014, we assumed or originated mortgage debt of $246.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $398.0 million. We recognized a net loss on extinguishment of debt of $2.3 million in connection with these repayments.
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
Dividends
In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2014, our Board of Directors declared and we paid cash dividends on our common stock aggregating $2.965 per share, which exceeds 100% of our 2014 estimated taxable income after the use of any net operating loss carryforwards. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2015. In connection with the HCT Acquisition, on January 5, 2015, our Board of Directors declared a prorated first quarter dividend on our common stock in the amount of $0.2107 per share, which was paid in cash on January 27, 2015 to stockholders of record on January 15, 2015. On February 13, 2015, our Board of Directors declared another prorated dividend on our common stock in the amount of $0.5793 per share, payable in cash on March 31, 2015 to stockholders of record on March 6, 2015. Together, these two prorated amounts equate to the first quarterly installment of our 2015 dividend of $0.79 per share.
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
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which may increase the amount of rent payable with respect to the properties in certain cases. We expect to fund any capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases with cash flows from operations or through additional borrowings.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2014, we had one new property under development pursuant to these agreements. Through December 31, 2014, we have funded $3.4 million of our estimated total commitment over the projected development period ($10.0 million to $11.0 million) toward these projects. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. During the year ended December 31, 2014, we issued and sold a total of 3,381,678 shares of common stock under the program for aggregate net proceeds of $242.3 million (all of which was received in the fourth quarter of 2014), after sales agent commissions of $3.7 million. As of December 31, 2014, approximately $360.4 million of our common stock remained available for sale under our ATM equity offering program. In January 2015, we issued and sold a total of 3,750,202 shares of common stock under the ATM program for aggregate net proceeds of $285.8 million, after sales agent commissions of $4.4 million.
During the year ended December 31, 2013, we issued and sold a total of 2,069,200 shares of common stock under the ATM program for aggregate net proceeds of $141.5 million, after sales agent commissions of $2.1 million.
In December 2012, through our acquisition of certain private equity funds, we acquired 3.7 million shares of our common stock that were held in treasury and subsequently canceled in February 2014. See “Note 4—Acquisitions of Real Estate Property.”
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
Other
We received proceeds of $26.2 million and $6.1 million for the years ended December 31, 2014 and 2013, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding increased to 2,460,628 as of December 31, 2014, from 2,258,763 as of December 31, 2013. The weighted average exercise price was $57.45 as of December 31, 2014.
We issued approximately 19,000 and 29,000 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) for net proceeds of $1.2 million and $1.9 million for the years ended December 31, 2014 and 2013, respectively. The DRIP was suspended effective July 3, 2014. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.

Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2014 and 2013:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2014	2013	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$94,816	$67,908	$26,908	39.6%
Net cash provided by operating activities	1,254,845	1,194,755	60,090	5.0
Net cash used in investing activities	(2,055,040)	(1,282,760)	(772,280)	(60.2)
Net cash provided by financing activities	758,057	114,996	643,061	> 100
Effect of foreign currency translation on cash and cash equivalents	2,670	(83)	2,753	> 100
Cash and cash equivalents at end of period	$55,348	$94,816	(39,468)	(41.6)
Cash Flows from Operating Activities
Cash flows from operating activities increased in 2014 over the prior year primarily due to our 2013 and 2014 investments, net of capital costs, and same-store growth across our portfolio of properties, partially offset by higher general and administrative expenses and merger-related expenses and deal costs, and expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.
Cash Flows from Investing Activities
Cash used in investing activities during 2014 and 2013 consisted primarily of cash paid for our investments in real estate ($1.5 billion and $1.4 billion in 2014 and 2013, respectively), investments in loans receivable ($499.0 million and $38.0 million in 2014 and 2013, respectively), purchase of marketable securities ($96.7 million in 2014), capital expenditures ($87.5 million and $81.6 million in 2014 and 2013, respectively) and development project expenditures ($107.0 million and $95.7 million in 2014 and 2013, respectively). These uses were partially offset by proceeds from loans receivable ($73.6 million and $325.5 million in 2014 and 2013, respectively), proceeds from the sale or maturity of marketable debt securities ($21.7 million and $5.5 million in 2014 and 2013, respectively), and proceeds from real estate dispositions ($118.2 million and $35.6 million in 2014 and 2013, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during 2014 and 2013 consisted primarily of net borrowings under our unsecured revolving credit facility ($540.2 million in 2014), net proceeds from the issuance of debt ($2.0 billion and $2.8 billion in 2014 and 2013, respectively) and net proceeds from the issuance of common stock ($242.1 million and $141.3 million in 2014 and 2013, respectively). These cash inflows were partially offset by debt repayments ($1.2 billion and $1.8 billion in 2014 and 2013, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($890.9 million and $816.4 million in 2014 and 2013, respectively), net payments made on our unsecured revolving credit facility ($164.0 million in 2013) and payments for deferred financing costs ($14.2 million and $31.3 million in 2014 and 2013, respectively).

Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2014:

	Total	Less than 1 year (4)	1 - 3 years (5)	3 - 5 years (6)	More than 5 years (7)
	(In thousands)
Long-term debt obligations (1) (2) (3)	$13,732,517	$1,115,801	$2,353,837	$4,800,182	$5,462,697
Operating obligations, including ground lease obligations	628,432	33,259	52,307	33,682	509,184
Total	$14,360,949	$1,149,060	$2,406,144	$4,833,864	$5,971,881

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2014.

(3)	Excludes $43.5 million of mortgage debt related to real estate assets classified as held for sale as of December 31, 2014 that is scheduled to mature between 2015 and 2018.

(4)	Includes $400.0 million outstanding principal amount of our 3.125% senior notes due 2015 and $234.4 million outstanding principal amount of our 6% senior notes due 2015.

(5)	Includes $550.0 million outstanding principal amount of our 1.55% senior notes due 2016 and $300.0 million outstanding principal amount of our 1.250% senior notes due 2017.

(6)
Includes $919.1 million of borrowings outstanding on our unsecured revolving credit facility, $700.0 million outstanding principal amount of our 2.00% senior notes due 2018, $200.0 million of borrowings under our unsecured term loan due 2018, $790.6 million of borrowings under our unsecured term loan due 2019, $600.0 million outstanding principal amount of our 4.00% senior notes due 2019 and $344.2 million outstanding principal amount of our 3.00% senior notes, series A due 2019.

(7)
Includes $3.5 billion aggregate principal amount outstanding of our senior notes maturing between 2020 and 2043. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

As of December 31, 2014, we had $25.4 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.
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

ITEM 8.    Financial Statements and Supplementary Data
Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Management of Ventas, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting based on the original framework (1992 framework) established in a report entitled Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, management has determined that the Company’s internal control over financial reporting as of December 31, 2014 was effective.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2014 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.:
We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited the information in financial statement Schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventas, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the financial statement Schedules II, III and IV when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 13, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.:
We have audited Ventas, Inc. and subsidiaries (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on the Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ventas Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2014, respectively, and our report dated February 13, 2015 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for discontinued operations.
/s/ KPMG LLP
Chicago, Illinois
February 13, 2015

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2014 and 2013
(In thousands, except per share amounts)

	2014	2013
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$1,956,128	$1,855,968
Buildings and improvements	19,895,043	18,457,028
Construction in progress	120,123	80,415
Acquired lease intangibles	1,039,651	1,010,181
	23,010,945	21,403,592
Accumulated depreciation and amortization	(4,025,386)	(3,328,006)
Net real estate property	18,985,559	18,075,586
Secured loans receivable and investments, net	829,756	376,229
Investments in unconsolidated entities	91,872	91,656
Net real estate investments	19,907,187	18,543,471
Cash and cash equivalents	55,348	94,816
Escrow deposits and restricted cash	71,771	84,657
Deferred financing costs, net	60,328	62,215
Other assets	1,131,537	946,335
Total assets	$21,226,171	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,888,092	$9,364,992
Accrued interest	62,097	54,349
Accounts payable and other liabilities	1,005,232	1,001,515
Deferred income taxes	344,337	250,167
Total liabilities	12,299,758	10,671,023
Redeemable OP unitholder and noncontrolling interests	172,016	156,660
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 298,478 and 297,901 shares issued at December 31, 2014 and 2013, respectively	74,656	74,488
Capital in excess of par value	10,119,306	10,078,592
Accumulated other comprehensive income	13,121	19,659
Retained earnings (deficit)	(1,526,388)	(1,126,541)
Treasury stock, 7 and 3,712 shares at December 31, 2014 and 2013, respectively	(511)	(221,917)
Total Ventas stockholders’ equity	8,680,184	8,824,281
Noncontrolling interest	74,213	79,530
Total equity	8,754,397	8,903,811
Total liabilities and equity	$21,226,171	$19,731,494
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net leased	$970,377	$877,276	$819,882
Medical office buildings	463,618	450,107	360,849
	1,433,995	1,327,383	1,180,731
Resident fees and services	1,552,951	1,406,005	1,227,124
Medical office building and other services revenue	29,364	17,809	20,741
Income from loans and investments	55,169	58,208	39,913
Interest and other income	4,267	2,047	1,106
Total revenues	3,075,746	2,811,452	2,469,615
Expenses:
Interest	376,842	334,909	288,717
Depreciation and amortization	826,911	722,075	714,967
Property-level operating expenses:
Senior living	1,036,556	956,684	841,022
Medical office buildings	158,542	152,948	125,400
	1,195,098	1,109,632	966,422
Medical office building services costs	17,092	8,315	9,883
General, administrative and professional fees	121,746	115,106	98,510
Loss on extinguishment of debt, net	5,564	1,201	37,640
Merger-related expenses and deal costs	45,051	21,634	63,183
Other	38,925	18,732	6,940
Total expenses	2,627,229	2,331,604	2,186,262
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	448,517	479,848	283,353
(Loss) income from unconsolidated entities	(139)	(508)	18,154
Income tax benefit	8,732	11,828	6,282
Income from continuing operations	457,110	491,168	307,789
Discontinued operations	2,106	(36,279)	53,986
Gain on real estate dispositions	17,970	—	—
Net income	477,186	454,889	361,775
Net income (loss) attributable to noncontrolling interest	1,419	1,380	(1,025)
Net income attributable to common stockholders	$475,767	$453,509	$362,800
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.61	$1.67	$1.06
Discontinued operations	0.01	(0.12)	0.18
Net income attributable to common stockholders	$1.62	$1.55	$1.24
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.59	$1.66	$1.05
Discontinued operations	0.01	(0.12)	0.18
Net income attributable to common stockholders	$1.60	$1.54	$1.23
Weighted average shares used in computing earnings per common share:
Basic	294,175	292,654	292,064
Diluted	296,677	295,110	294,488
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)

Net income	$477,186	$454,889	$361,775
Other comprehensive (loss) income:
Foreign currency translation	(17,153)	(5,422)	2,375
Change in unrealized gain on marketable debt securities	7,001	(1,023)	(1,296)
Other	3,614	2,750	213
Total other comprehensive (loss) income	(6,538)	(3,695)	1,292
Comprehensive income	470,648	451,194	363,067
Comprehensive income (loss) attributable to noncontrolling interest	1,419	1,380	(1,025)
Comprehensive income attributable to common stockholders	$469,229	$449,814	$364,092
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2014, 2013 and 2012

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2012	$72,240	$9,593,583	$22,062	$(412,181)	$(747)	$9,274,957	$80,987	$9,355,944
Net income (loss)	—	—	—	362,800	—	362,800	(1,025)	361,775
Other comprehensive loss	—	—	1,292	—	—	1,292	—	1,292
Acquisition-related activity	—	(8,571)	—	—	(221,076)	(229,647)	(9,429)	(239,076)
Net change in noncontrolling interest	—	—	—	—	—	—	(5,194)	(5,194)
Dividends to common stockholders—$2.48 per share	—	—	—	(728,546)	—	(728,546)	—	(728,546)
Issuance of common stock	1,495	340,974	—	—	—	342,469	—	342,469
Issuance of common stock for stock plans	128	22,126	—	—	2,841	25,095	—	25,095
Change in redeemable noncontrolling interest	—	(17,317)	—	—	—	(17,317)	4,896	(12,421)
Adjust redeemable OP unitholder interests to current fair value	—	(19,819)	—	—	—	(19,819)	—	(19,819)
Purchase of OP units	3	(1,651)	—	—	324	(1,324)	—	(1,324)
Grant of restricted stock, net of forfeitures	38	11,637	—	—	(2,507)	9,168	—	9,168
Balance at December 31, 2012	73,904	9,920,962	23,354	(777,927)	(221,165)	9,019,128	70,235	9,089,363
Net income (loss)	—	—	—	453,509	—	453,509	1,380	454,889
Other comprehensive income	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(8,202)	(8,202)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	74,488	10,078,592	19,659	(1,126,541)	(221,917)	8,824,281	79,530	8,903,811
Net income	—	—	—	475,767	—	475,767	1,419	477,186
Other comprehensive loss	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,662)	(7,499)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	$74,656	$10,119,306	$13,121	$(1,526,388)	$(511)	$8,680,184	$74,213	$8,754,397
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Cash flows from operating activities:
Net income	$477,186	$454,889	$361,775
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	828,467	769,881	764,775
Amortization of deferred revenue and lease intangibles, net	(18,871)	(15,793)	(17,118)
Other non-cash amortization	(312)	(16,745)	(39,943)
Stock-based compensation	20,994	20,653	20,784
Straight-lining of rental income, net	(38,687)	(30,540)	(24,042)
Loss on extinguishment of debt, net	5,564	1,048	37,640
Gain on real estate dispositions (including amounts in discontinued operations)	(19,183)	(3,617)	(80,952)
Gain on real estate loan investments	(1,455)	(5,056)	(5,230)
Gain on sale of marketable securities	—	(856)	—
Income tax benefit (including amounts in discontinued operations)	(9,431)	(11,828)	(6,286)
Loss (income) from unconsolidated entities	139	1,748	(1,509)
Gain on re-measurement of equity interest upon acquisition, net	—	(1,241)	(16,645)
Other	15,739	8,407	10,414
Changes in operating assets and liabilities:
Decrease (increase) in other assets	5,317	(690)	3,756
Increase in accrued interest	7,958	6,806	9,969
(Decrease) increase in accounts payable and other liabilities	(18,580)	17,689	(24,572)
Net cash provided by operating activities	1,254,845	1,194,755	992,816
Cash flows from investing activities:
Net investment in real estate property	(1,468,286)	(1,437,002)	(1,453,065)
Purchase of private investment funds	—	—	(276,419)
Purchase of noncontrolling interest	(9,115)	(14,331)	(3,934)
Investment in loans receivable and other	(498,992)	(37,963)	(452,558)
Proceeds from real estate disposals	118,246	35,591	149,045
Proceeds from loans receivable	73,557	325,518	43,219
Purchase of marketable securities	(96,689)	—	—
Proceeds from sale or maturity of marketable securities	21,689	5,493	37,500
Funds held in escrow for future development expenditures	4,590	19,458	(28,050)
Development project expenditures	(106,988)	(95,741)	(114,002)
Capital expenditures	(87,454)	(81,614)	(69,430)
Other	(5,598)	(2,169)	(1,995)
Net cash used in investing activities	(2,055,040)	(1,282,760)	(2,169,689)
Cash flows from financing activities:
Net change in borrowings under credit facilities	540,203	(164,029)	84,938
Proceeds from debt	2,007,707	2,767,546	2,710,405
Repayment of debt	(1,151,395)	(1,792,492)	(1,193,023)
Payment of deferred financing costs	(14,220)	(31,277)	(23,770)
Issuance of common stock, net	242,107	141,343	342,469
Cash distribution to common stockholders	(875,614)	(802,123)	(728,546)
Cash distribution to redeemable OP unitholders	(5,762)	(5,040)	(4,446)
Purchases of redeemable OP units	(503)	(659)	(4,601)
Contributions from noncontrolling interest	491	2,395	38
Distributions to noncontrolling interest	(9,559)	(9,286)	(5,215)
Other	24,602	8,618	20,665
Net cash provided by financing activities	758,057	114,996	1,198,914
Net (decrease) increase in cash and cash equivalents	(42,138)	26,991	22,041
Effect of foreign currency translation on cash and cash equivalents	2,670	(83)	60
Cash and cash equivalents at beginning of period	94,816	67,908	45,807
Cash and cash equivalents at end of period	$55,348	$94,816	$67,908

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2014, 2013 and 2012

	2014	2013	2012
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$361,144	$338,311	$329,655
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$370,741	$223,955	$582,694
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	—	(134,003)
Other assets acquired	15,280	6,635	77,730
Debt assumed	241,076	183,848	412,825
Other liabilities	24,039	29,868	70,391
Deferred income tax liability	110,728	5,181	4,299
Noncontrolling interests	—	11,693	34,580
Equity issued	10,178	—	4,326
Debt transferred on the sale of assets	—	—	14,535
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2014, we owned more than 1,500 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had one property under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2014, we leased a total of 922 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 270 seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 160 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement) and 83 properties, respectively, as of December 31, 2014.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of December 31, 2014, third party investors owned 2,821,627 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 29.6% of the total units then outstanding, and we owned 6,710,261 Class B limited partnership units in NHP/PMB, representing the remaining 70.4%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2014 and 2013, the fair value of the redeemable OP unitholder interests was $159.1 million and $111.6 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2014 and 2013. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the joint venture partners based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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
We estimate the fair value of purchase option intangible assets and liabilities by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale. Net real estate property for which we have recorded a tenant purchase option intangible liability (excluding properties classified as held for sale) was $354.1 million and $386.4 million at December 31, 2014 and 2013, respectively.
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
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.
We estimate the fair value of noncontrolling interests assumed consistent with the manner in which we value all of the underlying assets and liabilities.
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
We evaluate our investments in unconsolidated entities for impairment at least annually, and whenever events or changes in circumstances indicate that the carrying value of our investment may exceed its fair value. If we determine that a decline in the fair value of our investment in an unconsolidated entity is other-than-temporary, and if such reduced fair value is below the carrying value, we record an impairment. The determination of the fair value of investments in unconsolidated entities involves significant judgment, and our estimates consider all available evidence, including, as appropriate, the present value of the expected future cash flows discounted at market rates, general economic conditions and trends and other relevant factors.
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill, investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon level three inputs, such as revenue and expense growth rates, capitalization rates, discount rates or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In 2014, the FASB issued Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity (“ASU 2014-08”), which raises the threshold for disposals to qualify as discontinued operations. A discontinued operation is defined as: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. ASU 2014-08 also requires additional disclosures regarding discontinued operations, as well as material disposals that do not meet the definition of discontinued operations. The application of this guidance is prospective from the date of adoption and applies only to disposals (or new classifications to held for sale) that have not been reported as discontinued operations in our previously issued financial statements. We adopted ASU 2014-08 during the quarter ended March 31, 2014.
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
Deferred Financing Costs
We amortize deferred financing costs as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Deferred financing costs, net of accumulated amortization, were approximately $60.3 million and $62.2 million at December 31, 2014 and 2013, respectively. Amortized costs of approximately $16.9 million, $13.5 million and $10.5 million were included in interest expense for the years ended December 31, 2014, 2013 and 2012, respectively.
Marketable Debt and Equity Securities
We record marketable debt and equity securities (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets) as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets. We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.
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
We do not use our derivative financial instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in accumulated other comprehensive income on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these interest rate swaps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income.
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

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

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

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs.

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2014 and 2013, this cumulative excess totaled $188.0 million (net of allowances of $145.1 million) and $150.8 million (net of allowances of $101.4 million), respectively.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Stock-Based Compensation
We recognize share-based payments to employees and directors, including grants of stock options, included in General, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award.
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
Segment Reporting
As of December 31, 2014, 2013 and 2012, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. In our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs throughout the United States. See “Note 20—Segment Information.”

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
Note 3—Concentration of Credit Risk
As of December 31, 2014, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 23.6%, 12.3%, 10.2% and 2.0%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2014). Seniors housing communities constituted approximately 65.5% of our real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2014), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 34.5% Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2014, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for each of the years ended December 31, 2014, 2013 and 2012.
Triple-Net Leased Properties
For the years ended December 31, 2014, 2013 and 2012, approximately 5.5%, 5.6% and 6.3%, respectively, of our total revenues and 9.2%, 9.2% and 10.5%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 6.2%, 8.1% and 10.3%, respectively, of our total revenues and 10.2%, 13.4% and 17.1%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2014, 2013 and 2012. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In July 2014, Brookdale Senior Living completed its acquisition of Emeritus Corporation (“Emeritus”), which operates 15 of our triple-net leased properties. In connection with the transaction, we entered into favorable arrangements with Brookdale Senior Living and Emeritus regarding the terms of our existing leases.  The transaction and those arrangements have not had, nor do we expect them to have, a material impact on our financial condition or results of operations.
As of December 31, 2014, we had re-leased to Kindred, transitioned to new operators or sold 107 of the 108 licensed healthcare assets whose lease terms with Kindred were scheduled to expire on September 30, 2014.  We expect to sell the remaining asset during 2015; however, this transaction remains subject to customary due diligence conditions, and we cannot assure you that we will be able to successfully complete the sale on a timely basis or at all.
In December 2014, we entered into favorable agreements with Kindred to transition the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which will be amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net and MOB leases as of December 31, 2014 (excluding properties owned through investments in unconsolidated entities and properties classified as held for sale as of December 31, 2014):

	Brookdale Senior Living	Kindred	Other	Total
	(In thousands)
2015	$182,472	$189,183	$944,348	$1,316,003
2016	182,625	181,470	911,457	1,275,552
2017	183,115	185,082	861,983	1,230,180
2018	183,321	154,440	822,930	1,160,691
2019	173,397	140,593	791,043	1,105,033
Thereafter	203,335	585,303	4,760,264	5,548,902
Total	$1,108,265	$1,436,071	$9,092,025	$11,636,361
Senior Living Operations
As of December 31, 2014, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of five members on the Atria board of directors.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 4—Acquisitions of Real Estate Property
The following summarizes our acquisition and development activities during 2014, 2013 and 2012. We invest in seniors housing and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2014 Acquisitions
Holiday Canada Acquisition
In August 2014, we acquired 29 seniors housing communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”) for a purchase price of CAD 957.0 million. We also paid CAD 26.9 million in costs relating to the early repayment of debt at closing. We funded the Holiday Canada Acquisition initially through borrowings under a CAD 791.0 million unsecured term loan that we incurred in July 2014 (and subsequently repaid primarily through a private placement of senior notes in Canada) and the assumption of CAD 193.7 million of debt.
Other 2014 Acquisitions
During the year ended December 31, 2014, we also acquired three triple-net leased private hospitals (located in the United Kingdom), 26 triple-net leased seniors housing communities and four seniors housing communities that are being operated by independent third-party managers for aggregate consideration of approximately $812.0 million. We also paid $18.8 million in costs relating to the early repayment of debt at closing of the applicable transactions. In addition, we acquired a construction design, planning and consulting business to complement our MOB operations through the issuance of 148,241 shares of our common stock.
Completed Developments
During 2014, we completed the development of two MOBs and one seniors housing community, representing $41.2 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2014 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”), and have completed our initial accounting, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2014 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Total
	(In thousands)
Land and improvements	$45,586	$100,281	$145,867
Buildings and improvements	546,849	1,081,207	1,628,056
Acquired lease intangibles	28,883	36,452	65,335
Other assets	227	12,387	12,614
Total assets acquired	621,545	1,230,327	1,851,872
Notes payable and other debt	12,927	228,150	241,077
Other liabilities	8,609	124,897	133,506
Total liabilities assumed	21,536	353,047	374,583
Net assets acquired	600,009	877,280	1,477,289
Cash acquired	227	8,704	8,931
Total cash used	$599,782	$868,576	$1,468,358
Aggregate Revenue and NOI
For the year ended December 31, 2014, aggregate revenues and NOI derived from our 2014 real estate acquisitions (for our period of ownership) were $75.9 million and $41.5 million, respectively.
Transaction Costs
As of December 31, 2014, we had incurred a total of $26.2 million of acquisition-related costs related to our completed 2014 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the year ended December 31, 2014, we expensed $23.8 million of these acquisition-related costs related to our completed 2014 acquisitions.
2013 Acquisitions
During the year ended December 31, 2013, we acquired 27 triple-net leased seniors housing communities, 24 seniors housing communities that are being operated by independent third-party managers (eight of which we previously leased pursuant to a capital lease) and 11 MOBs for aggregate consideration of approximately $1.8 billion.
Completed Developments
During the year ended December 31, 2013, we completed the development of two seniors housing communities, one MOB, and one hospital, representing $65.5 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We accounted for our 2013 acquisitions under the acquisition method in accordance with ASC 805, and we have completed our accounting for these acquisitions. We accounted for the acquisition of the eight seniors housing communities that we previously leased pursuant to a capital lease in accordance with ASC Topic 840, Leases. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2013 real estate acquisitions, which we determined using level two and level three inputs:

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
2012 Acquisitions
Funds Acquisition
In December 2012, we acquired 100% of certain private equity funds previously managed by Lazard Frères Real Estate Investments LLC (“LFREI”) or its affiliates. The acquired funds primarily owned a 34% interest in Atria, which is recorded as an investment in unconsolidated entities on our Consolidated Balance Sheets, and approximately 3.7 million shares of our common stock. In conjunction with this acquisition, we also extinguished our obligation related to the “earnout,” a contingent performance-based payment arising out of our 2011 acquisition of the real estate assets of Atria Senior Living Group, Inc. (together with its affiliates, “ASLG”), for an additional $44 million. This amount represented the discounted net present value of the potential future payment, which was previously reflected on our Consolidated Balance Sheets as a liability.
Cogdell Acquisition
In April 2012, we acquired Cogdell Spencer Inc. (together with its subsidiaries, “Cogdell”), including its 71 real estate assets (including properties owned through joint ventures) and its MOB property management business, which had existing agreements with third parties to manage 44 MOBs, in an all-cash transaction. At closing, our investment in Cogdell, including our share of debt, was approximately $760 million and our joint venture partners’ share of net debt assumed was $36.3 million.
Pursuant to the terms and subject to the conditions set forth in the agreement and plan of merger dated as of December 24, 2011, at the effective time of the merger, (a) each outstanding share of Cogdell common stock, and each outstanding unit of limited partnership interest in Cogdell’s operating partnership, Cogdell Spencer LP, that was not owned by subsidiaries of Cogdell was converted into the right to receive $4.25 in cash, and (b) each outstanding share of Cogdell’s 8.500% Series A Cumulative Redeemable Perpetual Preferred Stock was converted into the right to receive an amount in cash equal to $25.00, plus accrued and unpaid dividends through the date of closing. We funded the Cogdell acquisition through the assumption of $203.8 million of existing Cogdell mortgage debt (inclusive of our joint venture partners’ share of $36.3 million) and borrowings under our unsecured revolving credit facility. Prior to the closing, Cogdell completed the sale of its design-build and development business to an unaffiliated third party.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Completed Developments
During 2012, we completed the development of three MOBs and two seniors housing communities, representing $116.9 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2012.
Estimated Fair Value
We accounted for our 2012 acquisitions under the acquisition method in accordance with ASC 805, and we have completed our accounting for these acquisitions. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2012 real estate acquisitions, which we determined using level two and level three inputs:

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
______________
(1) Includes the Cogdell acquisition.
HCT Acquisition
In January 2015, we acquired American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties (some of which are located on the same campus) to our portfolio.  At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were cancelled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock and the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed $167 million of mortgage debt and repaid approximately $740 million of debt, net of HCT cash on hand.
For the year ended December 31, 2014, we incurred a total of $8.8 million of acquisition-related costs related to the HCT acquisition, all of which we expensed as incurred and included in merger-related expenses and deal costs on our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share if we had consummated the HCT acquisition as of January 1, 2013.

For the Year Ended December 31, 2014
(In thousands, except per share amounts)
Revenues	$3,369,214
Income from continuing operations attributable to common stockholders, including real estate dispositions	$483,585
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.50
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.48
Weighted average shares used in computing earnings per common share:
Basic	322,590
Diluted	326,211
Acquisition-related costs related to the HCT acquisition are not expected to have a continuing impact and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the HCT acquisition, any lower costs of borrowing resulting from the acquisition or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the HCT acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $320 million, including the acquisition of five triple-net leased properties in the United Kingdom and 12 skilled nursing facilities.
Note 5—Dispositions
2014 Activity
During the year ended December 31, 2014, we sold 16 triple-net leased properties, two seniors housing communities included in our seniors housing operations reportable business segment and four properties included in our MOB operations reportable business segment for aggregate consideration of $118.2 million. We recognized a net gain on the sales of these assets of $21.3 million, $1.5 million of which is reported within discontinued operations in our Consolidated Statements of Income.
2013 Activity
During 2013, we sold 19 triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and two properties included in our MOB operations reportable business segment for aggregate consideration of $35.1 million, including lease termination fees of $0.3 million. We recognized a net gain on the sales of these assets of $5.0 million, all of which is reported within discontinued operations in our Consolidated Statements of Income.
2012 Activity
During 2012, we sold 38 triple-net leased properties (ten of which were pursuant to the exercise of tenant purchase options) and five properties included in our MOB operations reportable business segment for aggregate consideration of $346.1 million, including fees of $5.0 million. We recognized a net gain on the sales of these assets of $85.5 million, all of which is reported within discontinued operations in our Consolidated Statements of Income. In June 2012, we declined to exercise our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

renewal option on the operating leases (in which we were the tenant) related to two seniors housing communities we acquired as part of the ASLG acquisition that expired on June 30, 2012.
Discontinued Operations and Assets Held for Sale
We present separately, as discontinued operations in all periods presented, the results of operations for all real estate assets classified as held for sale as of December 31, 2014 and all real estate assets disposed of during the three-year period then ended that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of December 31, 2014 and 2013, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	December 31, 2014			December 31, 2013
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (2)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)
Triple-net leased properties	14	$34,097	$1,330	15	$125,981	$50,456
MOB operations (3)	36	176,366	48,895	4	29,359	14,044
Total	50	$210,463	$50,225	19	$155,340	$64,500

(1)	The operations for three triple-net leased properties and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.

(2)	The operations for all properties listed are reported in discontinued operations in our Consolidated Statements of Income.

(3)
Includes 34 MOBs that are being marketed for sale and were classified as held for sale as of December 31, 2014. Aggregate NOI for this portfolio of assets was $11.9 million, $13.8 million, and $14.1 million for the years ended December 31, 2014, 2013, and 2012 respectively. The sale of these MOBs does not meet the criteria for reporting as discontinued operations.

We recognized impairments of $56.6 million, $51.5 million and $35.6 million for the years ended December 31, 2014, 2013 and 2012 respectively, which are recorded primarily as a component of depreciation and amortization. A portion of these impairments ($1.5 million, $39.7 million, and $13.9 million, respectively) was recorded in discontinued operations for the years ended December 31, 2014 and 2013. For both 2014 and 2013, our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In each case, we recognized an impairment in the periods in which our change in intent was made. In December 2014, we executed an agreement to sell four triple-net leased seniors housing assets for a sales price of $20.0 million. We recognized a $30.6 million impairment loss on these assets, as the assets’ carrying amount of $49.5 million exceeded the estimated fair value (less costs to sell) of $19.0 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Set forth below is a summary of our results of operations for properties within discontinued operations for the three years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
	(In thousands)
Revenues:
Rental income	$4,331	$14,060	$34,840
Resident fees and services	—	759	6,435
Interest and other income	750	—	5,052
	5,081	14,819	46,327
Expenses:
Interest	1,714	5,472	13,314
Depreciation and amortization	1,555	47,806	49,807
Property-level operating expenses	507	1,994	7,971
General, administrative and professional fees	—	3	303
Gain on extinguishment of debt, net	—	(153)	—
Other	412	(407)	1,902
	4,188	54,715	73,297
Income (loss) before income taxes and gain on real estate dispositions	893	(39,896)	(26,970)
Income tax benefit	—	—	4
Gain on real estate dispositions	1,213	3,617	80,952
Discontinued operations	$2,106	$(36,279)	$53,986
Note 6—Loans Receivable and Investments
As of December 31, 2014 and 2013, we had $927.7 million and $414.8 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of December 31, 2014 and 2013, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	December 31, 2014
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$766,641	$766,641	$774,789	$—
Government-sponsored pooled loan investments	63,115	61,377	63,115	1,738
Total investments reported as Secured loans receivable and investments, net	829,756	828,018	837,904	1,738

Unsecured loans receivable	21,862	21,862	23,164	—
Marketable securities	76,046	71,000	76,046	5,046
Total investments reported as Other assets	97,908	92,862	99,210	5,046

Total net loans receivable and investments	$927,664	$920,880	$937,114	$6,784

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	December 31, 2013
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$354,775	$354,775	$355,223	$—
Government-sponsored pooled loan investments	21,454	21,671	21,454	(217)
Total investments reported as Secured loans receivable and investments, net	376,229	376,446	376,677	(217)

Unsecured loans receivable	38,542	38,542	40,473	—
Total investments reported as Other assets	38,542	38,542	40,473	—

Total net loans receivable and investments	$414,771	$414,988	$417,150	$(217)
During the year ended December 31, 2014, we made a $425.0 million secured mezzanine loan investment that has a blended annual interest rate of 8.1% and has contractual maturities ranging between 2016 and 2019, and we purchased $71.0 million principal amount of senior unsecured corporate bonds, a $38.7 million interest in a government-sponsored pooled loan investment, and $21.7 million of marketable equity securities. During the year ended December 31, 2014, we sold all of our marketable equity securities for $22.3 million and recognized a gain of $0.6 million. Our investments in marketable debt securities and government-sponsored pooled loans are classified as available-for-sale, with contractual maturity dates in 2022 and 2023.

During the year ended December 31, 2014, we received aggregate proceeds of $55.9 million in final repayment of three secured and two unsecured loans receivable. We recognized aggregate gains of $5.2 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2014.
In 2013, we sold portions of a $375.0 million secured loan receivable to third parties in separate transactions, as evidenced by separate notes. As of December 31, 2014, our remaining investment in this loan receivable was $174.8 million, which bears interest at an all-in rate of 10.6% per annum. Under the terms of the loan agreement, we act as the administrative agent and will continue to receive the stated interest rate on our remaining loan receivable balance.
During 2013, we received aggregate proceeds of $102.3 million in final repayment of seven secured and three unsecured loans receivable and recognized aggregate gains of $5.1 million.
Note 7—Investments in Unconsolidated Entities
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At December 31, 2014 and 2013, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 51 properties and 52 properties, respectively. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $8.4 million, $7.0 million and $7.3 million for the years ended December 31, 2014, 2013 and 2012, respectively (which is included in Medical office building and other services revenue in our Consolidated Statements of Income).
In March 2013, we acquired two MOBs for aggregate consideration of approximately $55.6 million from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Since the acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.
In August 2012, we acquired 36 MOBs (plus one MOB that was being marketed for sale and has since been sold) from joint venture entities in which we had interests ranging between 5% and 20% and accounted for as equity method investments. We acquired these MOBs for approximately $350.0 million, including the assumption of $101.6 million in debt. In connection with this acquisition, we re-measured our previously held equity interests and recognized a net gain of $16.6 million, which is

Table of Contents

included in income from unconsolidated entities in our Consolidated Statements of Income. Since the acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.
Note 8—Intangibles
The following is a summary of our intangibles as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$210,573	8.2	$214,353	8.4
In-place and other lease intangibles	829,078	23.9	795,829	24.1
Goodwill and other intangibles	489,384	7.9	489,346	8.6
Accumulated amortization	(549,026)	N/A	(458,919)	N/A
Net intangible assets	$980,009	19.9	$1,040,609	19.8
Intangible liabilities:
Below market lease intangibles	$425,092	14.7	$429,199	14.7
Other lease intangibles	32,103	26.1	32,103	24.8
Accumulated amortization	(158,480)	N/A	(119,549)	N/A
Purchase option intangibles	22,900	N/A	29,294	N/A
Net intangible liabilities	$321,615	15.2	$371,047	15.1
________
N/A—Not Applicable
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Goodwill and other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2014, 2013 and 2012, our net amortization expense related to these intangibles was $51.2 million, $65.2 million and $123.3 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2015—$58.8 million; 2016—$29.1 million; 2017—$16.2 million; 2018—$10.0 million; and 2019—$5.7 million.
Note 9—Other Assets
The following is a summary of our other assets as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Straight-line rent receivables, net	$187,969	$150,829
Unsecured loans receivable, net	21,862	38,542
Goodwill and other intangibles, net	472,052	476,483
Assets held for sale	210,463	155,340
Marketable securities	76,046	—
Other	163,145	125,141
Total other assets	$1,131,537	$946,335

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements
The following is a summary of our senior notes payable and other debt as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Unsecured revolving credit facility (1)	$919,099	$376,343
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	—
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	790,634	800,702
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	344,204	—
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.750% Senior Notes due 2024	400,000	—
4.125% Senior Notes, Series B due 2024 (3)	215,128	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
Mortgage loans and other (4)	2,284,763	2,524,889
Total	10,872,371	9,320,477
Unamortized fair value adjustment	41,853	69,611
Unamortized discounts	(26,132)	(25,096)
Senior notes payable and other debt	$10,888,092	$9,364,992
_______

(1)	$164.1 million and $7.3 million of aggregate borrowings are denominated in Canadian dollars as of December 31, 2014 and 2013, respectively.

(2)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility, of which $107.0 million of borrowings included in the 2019 tranche are denominated in Canadian dollar borrowings.

(3)	These senior notes are denominated in Canadian dollars.

(4)
2014 excludes $43.5 million of mortgage debt related to real estate assets classified as held for sale as of December 31, 2014 that is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2013 excludes $13.1 million of mortgage debt that is included in accounts payable and other liabilities on our Consolidated Balance Sheet.

Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2014, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of December 31, 2014. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2014, we had $919.1 million of borrowings outstanding, $13.3 million of letters of credit outstanding and $1.1 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In July 2014, we entered into a new CAD 791.0 million unsecured term loan to initially fund the Holiday Canada Acquisition. The term loan was scheduled to mature on July 30, 2015, but in September 2014, we repaid CAD 660.0 million of the unsecured term loan principally with proceeds from the sale of unsecured senior notes issued by our wholly owned subsidiary, Ventas Canada Finance Limited, and in December 2014, we repaid in full the remaining borrowings outstanding under the term loan.
We recognized a loss on extinguishment of debt of $1.5 million for the year ended December 31, 2013 representing the write-off of unamortized deferred financing fees as a result of the replacement of our previous unsecured revolving credit facility.
Senior Notes
As of December 31, 2014, we had outstanding $5.8 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) ($4.3 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $309.8 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and CAD 650.0 million aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited. All of the senior notes issued by Ventas Realty and Ventas Canada Finance Limited are unconditionally guaranteed by Ventas, Inc.
In January 2015, Ventas Realty issued and sold $600.0 million aggregate principal amount of 3.500% senior notes due 2025 at a public offering price equal to 99.663% of par, for total proceeds of $598.0 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.375% senior notes due 2045 at a public offering price equal to 99.500% of par, for total proceeds of $298.5 million before the underwriting discount and expenses.
Also in January 2015, Ventas Canada Finance Limited issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
In September 2014, Ventas Canada Finance Limited issued and sold CAD 400.0 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250.0 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
In April 2014, Ventas Realty issued and sold $300.0 million aggregate principal amount of 1.250% senior notes due 2017 at a public offering price equal to 99.815% of par, for total proceeds of $299.4 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.750% senior notes due 2024 at a public offering price equal to 99.304% of par, for total proceeds of $397.2 million before the underwriting discount and expenses.
In September 2013, Ventas Realty issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016 at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before the underwriting discount and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043 at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before the underwriting discount and expenses.
In March 2013, Ventas Realty issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043 at a public offering price equal to par, for total proceeds of $258.8 million before the underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020 at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before the underwriting discount and expenses.
In February 2013, we repaid in full, at par, $270.0 million principal amount then outstanding of our 6.25% senior notes due 2013 upon maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In December 2012, Ventas Realty issued and sold $700.0 million aggregate principal amount of 2.00% senior notes due 2018 at a public offering price equal to 99.739% of par, for total proceeds of $698.2 million before the underwriting discount and expenses.
In August 2012, Ventas Realty initially issued and sold $275.0 million aggregate principal amount of 3.25% senior notes due 2022 (the “2022 Notes”) at a public offering price equal to 99.027% of par, for total proceeds of $272.3 million before the underwriting discount and expenses. In December 2012, Ventas Realty issued and sold an additional $225.0 million principal amount of 2022 Notes at a public offering price equal to 98.509% of par, for total proceeds of $221.6 million before the underwriting discount and expenses.
In April 2012, Ventas Realty issued and sold $600.0 million aggregate principal amount of 4.00% senior notes due 2019 at a public offering price equal to 99.489% of par, for total proceeds of $596.9 million before the underwriting discount and expenses.
In February 2012, Ventas Realty issued and sold $600.0 million aggregate principal amount of 4.25% senior notes due 2022 at a public offering price equal to 99.214% of par, for total proceeds of $595.3 million before the underwriting discount and expenses.
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
Ventas Canada Finance Limited’s senior notes are part of our and Ventas Canada Finance Limited’s general unsecured obligations, ranking equal in right of payment with all of Ventas Canada Finance Limited’s existing and future subordinated indebtedness. However, Ventas Canada Finance Limited’s senior notes are effectively subordinated to our and Ventas Canada Finance Limited’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Canada Finance Limited’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Canada Finance Limited).
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
Ventas Realty, Ventas Canada Finance Limited and NHP LLC may redeem each series of their respective senior notes (other than NHP LLC’s 6.90% senior notes due 2037 and 6.59% senior notes due 2038), in whole at any time or in part from time to time, prior to maturity at the redemption prices set forth in the applicable indenture (which include, in many instances, a make-whole premium), plus, in each case, accrued and unpaid interest thereon to the redemption date.
NHP LLC’s 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1 in each of 2017 and 2027, and its 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2018, 2023 and 2028.
Mortgages
At December 31, 2014, we had 160 mortgage loans outstanding in the aggregate principal amount of $2.3 billion and secured by 178 of our properties. Of these loans, 143 loans in the aggregate principal amount of $1.8 billion bear interest at fixed rates ranging from 3.6% to 8.6% per annum, and 17 loans in the aggregate principal amount of $474.0 million bear

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest at variable rates ranging from 0.7% to 3.5% per annum as of December 31, 2014. At December 31, 2014, the weighted average annual rate on our fixed rate mortgage loans was 5.9%, and the weighted average annual rate on our variable rate mortgage loans was 2.3%. Our mortgage loans had a weighted average maturity of 5.6 years as of December 31, 2014.
During 2014, we assumed or originated mortgage debt of $246.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $398.0 million, and recognized a net loss on extinguishment of debt of $2.3 million in connection with these repayments.
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
Scheduled Maturities of Borrowing Arrangements and Other Provisions
As of December 31, 2014, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2015 (2)	$704,082	$—	$41,765	$745,847
2016 (2)	861,817	—	37,913	899,730
2017 (2)	777,127	—	27,500	804,627
2018 (2)	1,075,209	919,099	21,585	2,015,893
2019	2,294,979	—	13,985	2,308,964
Thereafter (3)	3,952,366	—	144,944	4,097,310
Total maturities	$9,665,580	$919,099	$287,692	$10,872,371

(1)	At December 31, 2014, we had $55.3 million of unrestricted cash and cash equivalents, for $863.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $43.5 million of mortgage debt related to real estate assets classified as held for sale as of December 31, 2014 that is scheduled to mature between 2015 and 2018.

(3)
Includes $52.4 million aggregate principal amount of 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Ventas Realty’s and Ventas Canada Finance Limited’s senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured credit facility also requires us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.
As of December 31, 2014, we were in compliance with all of these covenants.
Derivatives and Hedging
In the normal course of our business, interest rate fluctuations affect future cash flows under our variable rate debt obligations, loans receivable and marketable debt securities and foreign currency exchange rate fluctuations affect our operating results. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate the impact of these risks.
For interest rate exposures, we use derivatives primarily to fix the rate on our variable rate debt and to manage our borrowing costs. We do not use derivative instruments for trading or speculative purposes, and we have a policy of entering

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

into contracts only with major financial institutions based upon their credit ratings and other factors. When considered together with the underlying exposure that the derivative is designed to hedge, we do not expect that the use of derivatives in this manner would have any material adverse effect on our future financial condition or results of operations.
As of December 31, 2014, our variable rate debt obligations of $2.4 billion reflect, in part, the effect of $153.6 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2014, our fixed rate debt obligations of $8.5 billion reflect, in part, the effect of $59.0 million notional amount of interest rate swaps with maturities ranging from March 2, 2015 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt.
Unamortized Fair Value Adjustment
As of December 31, 2014, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $41.9 million and will be recognized as effective yield adjustments over the remaining terms of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (which is reflected as a reduction of interest expense) was $20.6 million for the year ended December 31, 2014 and for each of the next five years will be as follows: 2015—$13.6 million; 2016—$9.2 million; 2017—$5.4 million; 2018—$2.1 million; and 2019—$1.5 million.
Note 11—Fair Values of Financial Instruments
As of December 31, 2014 and 2013, the carrying amounts and fair values of our financial instruments were as follows:

	2014		2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$55,348	$55,348	$94,816	$94,816
Secured loans receivable, net	766,641	774,789	354,775	355,223
Unsecured loans receivable, net	21,862	23,164	38,542	40,473
Government-sponsored pooled loan investments	63,115	63,115	21,454	21,454
Marketable securities	76,046	76,046	—	—
Liabilities:
Senior notes payable and other debt, gross	10,872,371	11,197,131	9,320,477	9,405,259
Derivative instruments and other liabilities	2,743	2,743	11,230	11,230
Redeemable OP unitholder interests	159,134	159,134	111,607	111,607
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
During the year ended December 31, 2014, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.
The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2014 were as follows:

•
Executive Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 500,000 shares were available for future issuance as of December 31, 2014.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—500,000 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 411,745 shares were available for future issuance as of December 31, 2014.

•
2012 Incentive Plan—8,836,614 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 7,170,536 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2014 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2014.

Outstanding options issued under the Plans are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest or have vested over periods of two or three years. If provided in the applicable Plan or award agreement, the vesting of stock options may accelerate upon a change of control (as defined in the applicable Plan) of Ventas, Inc. and other specified events.
In connection with the NHP acquisition, we assumed certain outstanding options, shares of restricted stock and restricted stock units previously issued to NHP employees pursuant to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, as amended (the “NHP Plan”). Any remaining outstanding awards continue to be subject to the terms and conditions of the NHP Plan and the applicable award agreements.
Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2014	2013	2012
Risk-free interest rate	1.3 - 1.4%	0.59 - 0.63%	0.68 - 1.39%
Dividend yield	5.00%	5.00%	6.75%
Volatility factors of the expected market price for our common stock	17.8 - 18.0%	24.2 - 31.7%	35.9 - 42.9%
Weighted average expected life of options	4.17 years	4.17 years	4.25 - 7.0 years
The following is a summary of stock option activity in 2014:

	Shares	Range of Exercise Prices	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2013	2,258,763	$21.57- $73.20	$51.59
Options granted	918,225	60.50 - 61.60	61.37
Options exercised	(634,299)	21.57 - 70.34	41.26
Options forfeited	(82,061)	55.39 - 73.20	65.10
Outstanding as of December 31, 2014	2,460,628	28.96 - 70.34	57.45	7.3	$35,068
Exercisable as of December 31, 2014	1,670,864	$28.96 - $70.34	$54.99	6.6	$27,921
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods. Compensation costs related to stock options for the years ended December 31, 2014, 2013 and 2012 were $4.7 million, $4.5 million and $4.4 million, respectively. The total intrinsic value at the vesting date of options vested during the years ended December 31, 2014, 2013 and 2012 was $0.7 million, $3.0 million and $1.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our nonvested stock options as of December 31, 2014 and changes during the year then ended follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at beginning of year	534,686	$9.54
Granted	918,225	4.37
Vested	(594,751)	7.30
Forfeited	(68,396)	6.35
Nonvested at end of year	789,764	$5.49
As of December 31, 2014, we had $1.5 million of total unrecognized compensation cost related to nonvested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.2 years. Aggregate proceeds received from options exercised under the Plans or the NHP Plan for the years ended December 31, 2014, 2013 and 2012 were $26.2 million, $7.2 million and $21.5 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2014, 2013 and 2012 was $19.3 million, $4.0 million and $14.7 million, respectively.
Restricted Stock and Restricted Stock Units
We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of approximately $16.2 million in 2014, $16.1 million in 2013 and $16.4 million in 2012. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.
A summary of the status of our nonvested restricted stock and restricted stock units as of December 31, 2014, and changes during the year ended December 31, 2014 follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2013	509,116	$56.66	7,516	$60.80
Granted	207,182	61.60	9,076	57.28
Vested	(282,448)	57.41	(5,155)	59.10
Forfeited	(31,109)	58.74	(45)	53.74
Nonvested at December 31, 2014	402,741	$58.51	11,392	$58.79
As of December 31, 2014, we had $10.7 million of unrecognized compensation cost related to nonvested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.6 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2014, 2013 and 2012 was $17.7 million, $16.9 million and $17.5 million, respectively.
Employee and Director Stock Purchase Plan
We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,500,000 shares for issuance under the ESPP. As of December 31, 2014, 69,395 shares had been purchased under the ESPP and 2,430,605 shares were available for future issuance.
Employee Benefit Plan
We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2014, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2014, 2013 and 2012, our aggregate contributions were approximately $1,136,000, $1,036,000 and $768,000, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 13—Income Taxes
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 13. Certain REIT entities are subject to foreign income tax.
Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2014, 2013 and 2012, our tax treatment of distributions per common share was as follows:

	2014	2013	2012
Tax treatment of distributions:
Ordinary income	$2.61271	$2.65787	$2.23124
Qualified ordinary income	0.10474	0.03718	—
Long-term capital gain	0.16224	0.03995	0.18884
Unrecaptured Section 1250 gain	0.08531	—	0.05992
Distribution reported for 1099-DIV purposes	$2.96500	$2.73500	$2.48000
We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2014, 2013 and 2012. Our consolidated benefit for income taxes for the years ended December 31, 2014, 2013 and 2012 was as follows:

	2014	2013	2012
	(In thousands)
Current - Federal and state	$878	$2,684	$1,208
Deferred - Federal and state	(5,110)	(14,256)	(6,789)
Current - Foreign	327	—	—
Deferred - Foreign	(4,827)	(256)	(701)
Total	$(8,732)	$(11,828)	$(6,282)
The income tax benefit for the year ended December 31, 2014 is due primarily to the income tax benefit of ordinary losses and restructuring related to certain TRS entities. The income tax benefit for the year ended December 31, 2013 primarily relates to the release of valuation allowances against certain deferred tax assets of our TRS entities.
Although the TRS entities have paid minimal cash federal income taxes for the year ended December 31, 2014, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2014, 2013 and 2012, to the income tax benefit is as follows:

	2014	2013	2012
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$156,981	$167,947	$99,174
State income taxes, net of federal benefit	(1,152)	(1,857)	(842)
Increase in valuation allowance	23,122	7,145	33,577
Increase (decrease) in ASC 740 income tax liability	878	2,805	656
Tax at statutory rate on earnings not subject to federal income taxes	(185,290)	(187,416)	(138,687)
Foreign rate differential and foreign taxes	3,230	—	—
Change in tax status of TRS	(7,380)	—	—
Other differences	879	(452)	(160)
Income tax expense (benefit)	$(8,732)	$(11,828)	$(6,282)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The REIT made minimal state and foreign income tax payments and no Federal income tax payments for the years ended December 31, 2014, 2013 and 2012.
In connection with our acquisitions of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in 2007, and ASLG in 2011, and the Holiday Canada Acquisition in 2014, we established a beginning net deferred tax liability of $306.3 million, $44.6 million and $107.7 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards). No net deferred tax asset or liability was recorded for the Lillibridge acquisition in 2010 or the acquisition of three triple-net leased private hospitals (located in the United Kingdom) in 2014.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards (in addition to the REIT carryforwards) included in the net deferred tax liabilities at December 31, 2014, 2013 and 2012 are summarized as follows:

	2014	2013	2012
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(406,023)	$(309,775)	$(310,756)
Operating loss and interest deduction carryforwards	398,859	377,645	366,590
Expense accruals and other	15,355	13,421	13,984
Valuation allowance	(352,528)	(331,458)	(326,837)
Net deferred tax liabilities (1)	$(344,337)	$(250,167)	$(257,019)

(1)	Includes approximately $0 million, $0 million and $2.7 million, respectively, of deferred tax assets included in other assets on our Consolidated Balance Sheets.
Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforward related to the REIT.
A rollforward of valuation allowances, for the years ended December 31, 2014, 2013 and 2012, is as follows:

	2014	2013	2012
	(In thousands)
Beginning Balance	$331,458	$326,837	$281,954
Additions:
Purchase accounting	—	613	3,987
Expenses	28,364	31,540	41,445
Subtractions:
Deductions	(2,344)	(23,622)	(3,611)
Other activity (not resulting in expense or deduction)	(4,950)	(3,910)	3,062
Ending balance	$352,528	$331,458	$326,837
Our net deferred tax liability increased $94.2 million during 2014 primarily due to $107.7 million of recorded deferred tax liability as a result of the Holiday Canada Acquisition. Our net deferred tax liability decreased $6.9 million during 2013 primarily due to the reversal of valuation allowances against deferred tax assets.
For the years ended December 31, 2014 and 2013, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $4.1 billion and $4.7 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2011 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2010 and subsequent years. We are subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in connection with the Holiday Canada Acquisition.
At December 31, 2014, we had a combined NOL carryforward of $363.2 million related to the TRS entities and an NOL carryforward of $717.3 million related to the REIT. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge and ASLG NOL carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2016 for the REIT.
As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2014 and 2013. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes but cannot assure you as to the outcome of these matters.
The following table summarizes the activity related to our unrecognized tax benefits:

	2014	2013
	(In thousands)
Balance as of January 1	$21,906	$19,466
Additions to tax positions related to the current year	4,507	3,901
Additions to tax positions related to prior years	126	—
Subtractions to tax positions related to prior years	(129)	(513)
Subtractions to tax positions related to settlements	—	—
Subtractions to tax positions as a result of the lapse of the statute of limitations	(964)	(948)
Balance as of December 31	$25,446	$21,906
Included in these unrecognized tax benefits of $25.4 million and $21.9 million at December 31, 2014 and 2013, respectively, were $23.9 million and $20.4 million of tax benefits at December 31, 2014 and 2013, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued interest of $0.4 million related to the unrecognized tax benefits during 2014, but no penalties. We expect our unrecognized tax benefits to decrease by $1.0 million during 2015.
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
Other
With respect to certain of our properties, we are subject to operating and ground lease obligations that generally require fixed monthly or annual rent payments and may include escalation clauses and renewal options. These leases have terms that expire during the next 86 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2014 were $33.3 million in 2015, $29.6 million in 2016, $22.7 million in 2017, $18.4 million in 2018, $15.3 million in 2019, and $509.2 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$473,661	$489,788	$308,814
Discontinued operations	2,106	(36,279)	53,986
Net income attributable to common stockholders	$475,767	$453,509	$362,800
Denominator:
Denominator for basic earnings per share—weighted average shares	294,175	292,654	292,064
Effect of dilutive securities:
Stock options	495	534	496
Restricted stock awards	55	99	92
OP units	1,952	1,823	1,836
Denominator for diluted earnings per share—adjusted weighted average shares	296,677	295,110	294,488
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.61	$1.67	$1.06
Discontinued operations	0.01	(0.12)	0.18
Net income attributable to common stockholders	$1.62	$1.55	$1.24
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.59	$1.66	$1.05
Discontinued operations	0.01	(0.12)	0.18
Net income attributable to common stockholders	$1.60	$1.54	$1.23
There were 479,291, 504,815 and 372,440 anti-dilutive options outstanding for the years ended December 31, 2014, 2013 and 2012, respectively.
Note 16—Litigation
Litigation Relating to the HCT Acquisition
In the weeks following the announcement on June 2, 2014 of our agreement to acquire HCT, a total of 13 putative class actions were filed by purported HCT stockholders challenging the transaction. Certain of the actions also purport to bring derivative claims on behalf of HCT. Among other things, the lawsuits allege that the directors of HCT breached their fiduciary duties by approving the transaction and that we and our subsidiaries, Stripe Sub, LLC and Stripe OP, LP, aided and abetted this purported breach of fiduciary duty. The complaints seek injunctive relief and damages.
Ten of these actions were filed in the Circuit Court for Baltimore City, Maryland and consolidated under the caption In re: American Realty Capital, Healthcare Trust, Inc. Shareholder & Derivative Litigation, Case No. 24-C-14-003534, two actions were filed in the Supreme Court of the State of New York, County of New York, and one action was filed in the United States District Court of Maryland.
On January 2, 2015, the parties to the consolidated state court action agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of each alleged class of HCT stockholders. In connection with the settlement contemplated by that memorandum of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. The proposed settlement terms require HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 2, 2015. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to HCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
On January 5, 2015, the parties to the federal action also agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of each alleged class of HCT stockholders. In connection with the settlement contemplated by that memorandum of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. The proposed settlement terms require HCT to make certain additional disclosures related to the merger,which were set forth in HCT's Current Report on Form 8-K dated January 5, 2015. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to HCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Permanent and Temporary Equity
Capital Stock
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we may sell from time to time up to an aggregate of $750 million of our common stock. For the year ended December 31, 2014, we issued and sold a total of 3,381,678 shares of common stock under the program for aggregate net proceeds of $242.3 million (all of which was received in the fourth quarter of 2014), after sales agent commissions of $3.7 million. As of December 31, 2014, approximately $360.4 million of our common stock remained available for sale under our ATM equity offering program.
In January 2015, we issued and sold an additional 3,750,202 shares of common stock under the ATM for aggregate net proceeds of $285.8 million, after sales agent commissions of $4.4 million.
For the year ended December 31, 2013, we issued and sold a total of 2,069,200 shares of common stock under the ATM program for aggregate net proceeds of $141.5 million, after sales agent commissions of $2.1 million.
In December 2012, through our acquisition of certain private equity funds, we acquired 3.7 million shares of our common stock that we subsequently canceled in February 2014. See “Note 4—Acquisitions of Real Estate Property.”
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
Distribution Reinvestment and Stock Purchase Plan
Prior to its suspension in July 2014, our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) enabled existing stockholders to purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also could purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. In 2014, we offered a 1% discount on the purchase price of our common stock to shareholders who reinvested their dividends or made optional cash purchases through the DRIP. We may determine whether or not to reinstate the DRIP at any time at our sole discretion, and if so, the amount and availability of this discount will be at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. In addition, we may change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market without prior notice to investors.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of December 31, 2014 and 2013:

	2014	2013
	(In thousands)
Foreign currency translation	$866	$18,019
Unrealized gain (loss) on marketable securities	6,785	(216)
Other	5,470	1,856
Total accumulated other comprehensive income	$13,121	$19,659

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable OP Unitholder and Noncontrolling Interest
The following is a rollforward of our redeemable OP unitholder interests and noncontrolling interests for 2014:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2013	$111,607	$45,053	$156,660
New issuances	20,643	—	20,643
Change in valuation	33,062	(4,020)	29,042
Distributions and other	(5,757)	(1,982)	(7,739)
Redemptions	(421)	(26,169)	(26,590)
Balance as of December 31, 2014	$159,134	$12,882	$172,016

Note 18—Related Party Transactions
We own an MOB located on the Sutter Medical Center-Castro Valley campus that is subject to a ground lease from Sutter Health and is 100% leased by Sutter Health pursuant to long-term triple-net leases. We received $2.2 million and $2.1 million of base rent from Sutter Health for this MOB in 2014 and 2013, respectively. In 2014, we acquired an interest in another MOB (through our investment in an unconsolidated joint venture entity) that is 100% leased by Sutter Health. Our unconsolidated joint venture entity received $0.8 million of base rent from Sutter Health for this MOB in 2014. Robert D. Reed, who was Senior Vice President and Chief Financial Officer of Sutter Health until his retirement on January 1, 2015, has served as a member of our Board of Directors since March 2008.
Upon consummation of the ASLG acquisition in May 2011, we entered into long-term management agreements with Atria to operate the acquired assets. During 2012, we paid Atria $33.9 million in management fees under our agreements. Matthew J. Lustig, a member of our Board of Directors since May 2011, served as Chairman of Atria until our acquisition of certain private equity funds on December 21, 2012 (see “Note 4—Acquisitions of Real Estate Property”) and is employed by affiliates of LFREI.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2014 and 2013 is provided below.

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$741,470	$751,254	$779,035	$803,987
Income from continuing operations attributable to common stockholders, including real estate dispositions	$118,016	$138,653	$109,391	$107,601
Discontinued operations	3,031	(255)	(259)	(411)
Net income attributable to common stockholders	$121,047	$138,398	$109,132	$107,190
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.47	$0.37	$0.36
Discontinued operations	0.01	(0.00)	(0.00)	(0.00)
Net income attributable to common stockholders	$0.41	$0.47	$0.37	$0.36
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.40	$0.47	$0.37	$0.36
Discontinued operations	0.01	(0.00)	(0.00)	(0.00)
Net income attributable to common stockholders	$0.41	$0.47	$0.37	$0.36
Dividends declared per share	$0.725	$0.725	$0.725	$0.79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$682,909	$684,109	$711,249	$733,185
Income from continuing operations attributable to common stockholders (1)	$120,624	$133,139	$127,470	$108,555
Discontinued operations (1)	(8,431)	(18,559)	(9,174)	(115)
Net income attributable to common stockholders	$112,193	$114,580	$118,296	$108,440
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders	$0.41	$0.45	$0.43	$0.37
Discontinued operations	(0.03)	(0.06)	(0.03)	(0.00)
Net income attributable to common stockholders	$0.38	$0.39	$0.40	$0.37
Diluted:
Income from continuing operations attributable to common stockholders	$0.41	$0.45	$0.43	$0.37
Discontinued operations	(0.03)	(0.06)	(0.03)	(0.00)
Net income attributable to common stockholders	$0.38	$0.39	$0.40	$0.37
Dividends declared per share	$0.67	$0.67	$0.67	$0.725
________________________

(1)
The amounts presented for the three months ended March 31, 2013, June 30, 2013, September 30, 2013 and December 31, 2013 differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2013 as a result of properties previously included in discontinued operations as of December 31, 2013.

	For the Three Months Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-K	$682,509	$683,764	$710,924	$732,856
Revenues, previously reported in discontinued operations in Form 10-K	400	345	325	329
Total revenues disclosed in Form 10-K	$682,909	$684,109	$711,249	$733,185
Income from continuing operations attributable to common stockholders, previously reported in Form 10-K	$120,429	$132,895	$127,268	$108,338
Income from continuing operations attributable to common stockholders, previously reported in discontinued operations in Form 10-K	195	244	202	217
Income from continuing operations attributable to common stockholders disclosed in Form 10-K	$120,624	$133,139	$127,470	$108,555
Discontinued operations, previously reported in Form 10-K	$(8,236)	$(18,315)	$(8,972)	$102
Operations from properties previously reported in discontinued operations in Form 10-K	(195)	(244)	(202)	(217)
Discontinued operations disclosed in Form 10-K	$(8,431)	$(18,559)	$(9,174)	$(115)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information
As of December 31, 2014, 2013 and 2012 we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:
For the year ended December 31, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$970,377	$—	$463,618	$—	$1,433,995
Resident fees and services	—	1,552,951	—	—	1,552,951
Medical office building and other services revenue	4,565	—	22,529	2,270	29,364
Income from loans and investments	—	—	—	55,169	55,169
Interest and other income	—	—	—	4,267	4,267
Total revenues	$974,942	$1,552,951	$486,147	$61,706	$3,075,746
Total revenues	$974,942	$1,552,951	$486,147	$61,706	$3,075,746
Less:
Interest and other income	—	—	—	4,267	4,267
Property-level operating expenses	—	1,036,556	158,542	—	1,195,098
Medical office building services costs	—	—	17,092	—	17,092
Segment NOI	974,942	516,395	310,513	57,439	1,859,289
Income (loss) from unconsolidated entities	859	(658)	398	(738)	(139)
Segment profit	$975,801	$515,737	$310,911	$56,701	1,859,150
Interest and other income					4,267
Interest expense					(376,842)
Depreciation and amortization					(826,911)
General, administrative and professional fees					(121,746)
Loss on extinguishment of debt, net					(5,564)
Merger-related expenses and deal costs					(45,051)
Other					(38,925)
Income tax benefit					8,732
Discontinued operations					2,106
Gain on real estate dispositions					17,970
Net income					$477,186

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$877,276	$—	$450,107	$—	$1,327,383
Resident fees and services	—	1,406,005	—	—	1,406,005
Medical office building and other services revenue	4,469	—	12,077	1,263	17,809
Income from loans and investments	—	—	—	58,208	58,208
Interest and other income	—	—	—	2,047	2,047
Total revenues	$881,745	$1,406,005	$462,184	$61,518	$2,811,452
Total revenues	$881,745	$1,406,005	$462,184	$61,518	$2,811,452
Less:
Interest and other income	—	—	—	2,047	2,047
Property-level operating expenses	—	956,684	152,948	—	1,109,632
Medical office building services costs	—	—	8,315	—	8,315
Segment NOI	881,745	449,321	300,921	59,471	1,691,458
Income (loss) from unconsolidated entities	475	(1,980)	1,451	(454)	(508)
Segment profit	$882,220	$447,341	$302,372	$59,017	1,690,950
Interest and other income					2,047
Interest expense					(334,909)
Depreciation and amortization					(722,075)
General, administrative and professional fees					(115,106)
Loss on extinguishment of debt, net					(1,201)
Merger-related expenses and deal costs					(21,634)
Other					(18,732)
Income tax benefit					11,828
Discontinued operations					(36,279)
Net income					$454,889

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2012:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$819,882	$—	$360,849	$—	$1,180,731
Resident fees and services	—	1,227,124	—	—	1,227,124
Medical office building and other services revenue	4,438	—	16,303	—	20,741
Income from loans and investments	—	—	—	39,913	39,913
Interest and other income	—	—	—	1,106	1,106
Total revenues	$824,320	$1,227,124	$377,152	$41,019	$2,469,615
Total revenues	$824,320	$1,227,124	$377,152	$41,019	$2,469,615
Less:
Interest and other income	—	—	—	1,106	1,106
Property-level operating expenses	—	841,022	125,400	—	966,422
Medical office building services costs	—	—	9,883	—	9,883
Segment NOI	824,320	386,102	241,869	39,913	1,492,204
Income (loss) from unconsolidated entities	1,313	(48)	16,889	—	18,154
Segment profit	$825,633	$386,054	$258,758	$39,913	1,510,358
Interest and other income					1,106
Interest expense					(288,717)
Depreciation and amortization					(714,967)
General, administrative and professional fees					(98,510)
Loss on extinguishment of debt, net					(37,640)
Merger-related expenses and deal costs					(63,183)
Other					(6,940)
Income tax benefit					6,282
Discontinued operations					53,986
Net income					$361,775
Assets by reportable business segment are as follows:

	As of December 31,
	2014		2013
	(Dollars in thousands)
Assets:
Triple-net leased properties	$9,176,159	43.2%	$8,919,360	45.2%
Senior living operations	7,421,924	35.0	6,648,754	33.7
MOB operations	3,526,217	16.6	3,701,344	18.8
All other assets	1,101,871	5.2	462,036	2.3
Total assets	$21,226,171	100.0%	$19,731,494	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2014	2013	2012 (1)
	(In thousands)
Capital expenditures:
Triple-net leased properties	$647,870	$847,945	$139,680
Senior living operations	977,997	576,459	758,371
MOB operations	36,861	189,953	1,003,865
Total capital expenditures	$1,662,728	$1,614,357	$1,901,916

(1)	Includes funds held in a Code Section 1031 exchange escrow account with a qualified intermediary as follows: triple-net leased – $58.1 million; senior living – $64.7 million; and MOB – $11.2 million.
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2014	2013	2012
	(In thousands)
Revenues:
United States	$2,935,524	$2,718,234	$2,373,646
Canada	126,435	93,218	95,969
United Kingdom	13,787	—	—
Total revenues	$3,075,746	$2,811,452	$2,469,615

	As of December 31,
	2014	2013
	(In thousands)
Net real estate property:
United States	$17,547,255	$17,705,962
Canada	1,269,710	369,624
United Kingdom	168,594	—
Total net real estate property	$18,985,559	$18,075,586
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
Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Canada Finance Limited. None of our other subsidiaries is obligated with respect to Ventas Canada Finance Limited’s outstanding senior notes, all of which were issued on a private placement basis in Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.
Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada Finance Limited’s senior notes. Certain of our real estate assets are also subject to mortgages.
The following summarizes our condensed consolidating information as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012:
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,515	$355,803	$19,545,869	$—	$19,907,187
Cash and cash equivalents	24,857	—	30,491	—	55,348
Escrow deposits and restricted cash	2,102	1,424	68,245	—	71,771
Deferred financing costs, net	759	50,669	8,900	—	60,328
Investment in and advances to affiliates	10,827,772	3,466,998	—	(14,294,770)	—
Other assets	103,534	57,912	970,091	—	1,131,537
Total assets	$10,964,539	$3,932,806	$20,623,596	$(14,294,770)	$21,226,171
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$7,422,975	$3,465,117	$—	$10,888,092
Intercompany loans	5,555,128	(5,586,891)	31,763	—	—
Accrued interest	—	43,212	18,885	—	62,097
Accounts payable and other liabilities	105,037	83,158	817,037	—	1,005,232
Deferred income taxes	344,337	—	—	—	344,337
Total liabilities	6,004,502	1,962,454	4,332,802	—	12,299,758
Redeemable OP unitholder and noncontrolling interests	—	—	172,016	—	172,016
Total equity	4,960,037	1,970,352	16,118,778	(14,294,770)	8,754,397
Total liabilities and equity	$10,964,539	$3,932,806	$20,623,596	$(14,294,770)	$21,226,171

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$7,009	$374,590	$18,161,872	$—	$18,543,471
Cash and cash equivalents	28,169	—	66,647	—	94,816
Escrow deposits and restricted cash	2,104	1,211	81,342	—	84,657
Deferred financing costs, net	758	54,022	7,435	—	62,215
Investment in and advances to affiliates	10,481,466	3,201,998	—	(13,683,464)	—
Other assets	29,450	14,102	902,783	—	946,335
Total assets	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$6,336,240	$3,028,752	$—	$9,364,992
Intercompany loans	4,247,853	(4,682,119)	434,266	—	—
Accrued interest	—	39,561	14,788	—	54,349
Accounts payable and other liabilities	94,495	28,152	878,868	—	1,001,515
Deferred income taxes	250,167	—	—	—	250,167
Total liabilities	4,592,515	1,721,834	4,356,674	—	10,671,023
Redeemable OP unitholder and noncontrolling interests	—	—	156,660	—	156,660
Total equity	5,956,441	1,924,089	14,706,745	(13,683,464)	8,903,811
Total liabilities and equity	$10,548,956	$3,645,923	$19,220,079	$(13,683,464)	$19,731,494

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,789	$282,174	$1,149,032	$—	$1,433,995
Resident fees and services	—	—	1,552,951	—	1,552,951
Medical office building and other services revenues	—	—	29,364	—	29,364
Income from loans and investments	3,052	—	52,117	—	55,169
Equity earnings in affiliates	480,273	—	281	(480,554)	—
Interest and other income	3,314	26	927	—	4,267
Total revenues	489,428	282,200	2,784,672	(480,554)	3,075,746
Expenses:
Interest	(18,209)	197,704	197,347	—	376,842
Depreciation and amortization	5,860	32,736	788,315	—	826,911
Property-level operating expenses	1	481	1,194,616	—	1,195,098
Medical office building services costs	—	—	17,092	—	17,092
General, administrative and professional fees	3,910	20,569	97,267	—	121,746
(Gain) loss on extinguishment of debt, net	(3)	3	5,564	—	5,564
Merger-related expenses and deal costs	27,841	2,110	15,100	—	45,051
Other	22,169	488	16,268	—	38,925
Total expenses	41,569	254,091	2,331,569	—	2,627,229
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	447,859	28,109	453,103	(480,554)	448,517
Income (loss) from unconsolidated entities	—	1,250	(1,389)	—	(139)
Income tax benefit (expense)	8,732	—	—	—	8,732
Income from continuing operations	456,591	29,359	451,714	(480,554)	457,110
Discontinued operations	1,206	(1,198)	2,098	—	2,106
Gain on real estate dispositions	17,970	—	—	—	17,970
Net income	475,767	28,161	453,812	(480,554)	477,186
Net income attributable to noncontrolling interest	—	—	1,419	—	1,419
Net income attributable to common stockholders	$475,767	$28,161	$452,393	$(480,554)	$475,767

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,486	$278,288	$1,046,609	$—	$1,327,383
Resident fees and services	—	—	1,406,005	—	1,406,005
Medical office building and other services revenues	—	(11)	17,820	—	17,809
Income from loans and investments	1,262	908	56,038	—	58,208
Equity earnings in affiliates	449,678	—	800	(450,478)	—
Interest and other income	2,963	26	(942)	—	2,047
Total revenues	456,389	279,211	2,526,330	(450,478)	2,811,452
Expenses:
Interest	(2,167)	147,250	189,826	—	334,909
Depreciation and amortization	4,991	30,018	687,066	—	722,075
Property-level operating expenses	—	514	1,109,118	—	1,109,632
Medical office building services costs	—	—	8,315	—	8,315
General, administrative and professional fees	2,695	21,160	91,251	—	115,106
Loss (gain) on extinguishment of debt, net	3	1,510	(312)	—	1,201
Merger-related expenses and deal costs	11,917	—	9,717	—	21,634
Other	884	44	17,804	—	18,732
Total expenses	18,323	200,496	2,112,785	—	2,331,604
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	438,066	78,715	413,545	(450,478)	479,848
Income (loss) from unconsolidated entities	—	673	(1,181)	—	(508)
Income tax benefit	11,828	—	—	—	11,828
Income from continuing operations	449,894	79,388	412,364	(450,478)	491,168
Discontinued operations	3,615	605	(40,499)	—	(36,279)
Net income	453,509	79,993	371,865	(450,478)	454,889
Net income attributable to noncontrolling interest	—	—	1,380	—	1,380
Net income attributable to common stockholders	$453,509	$79,993	$370,485	$(450,478)	$453,509

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,538	$273,524	$904,669	$—	$1,180,731
Resident fees and services	—	—	1,227,124	—	1,227,124
Medical office building and other services revenues	—	—	20,741	—	20,741
Income from loans and investments	2,944	1,871	35,098	—	39,913
Equity earnings in affiliates	322,662	—	997	(323,659)	—
Interest and other income	476	25	605	—	1,106
Total revenues	328,620	275,420	2,189,234	(323,659)	2,469,615
Expenses:
Interest	(3,858)	92,692	199,883	—	288,717
Depreciation and amortization	2,777	35,511	676,679	—	714,967
Property-level operating expenses	—	535	965,887	—	966,422
Medical office building services costs	—	—	9,883	—	9,883
General, administrative and professional fees	3,682	30,317	64,511	—	98,510
Loss (gain) on extinguishment of debt, net	—	39,737	(2,097)	—	37,640
Merger-related expenses and deal costs	53,200	—	9,983	—	63,183
Other	79	—	6,861	—	6,940
Total expenses	55,880	198,792	1,931,590	—	2,186,262
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations, and noncontrolling interest	272,740	76,628	257,644	(323,659)	283,353
Income (loss) from unconsolidated entities	—	18,266	(112)	—	18,154
Income tax benefit	6,282	—	—	—	6,282
Income from continuing operations	279,022	94,894	257,532	(323,659)	307,789
Discontinued operations	83,778	4,897	(34,689)	—	53,986
Net income	362,800	99,791	222,843	(323,659)	361,775
Net loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Net income attributable to common stockholders	$362,800	$99,791	$223,868	$(323,659)	$362,800

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$475,767	$28,161	$453,812	$(480,554)	$477,186
Other comprehensive loss:
Foreign currency translation	—	—	(17,153)	—	(17,153)
Change in unrealized gain on marketable debt securities	7,001	—	—	—	7,001
Other	—	—	3,614	—	3,614
Total other comprehensive loss	7,001	—	(13,539)	—	(6,538)
Comprehensive income	482,768	28,161	440,273	(480,554)	470,648
Comprehensive income attributable to noncontrolling interest	—	—	1,419	—	1,419
Comprehensive income attributable to common stockholders	$482,768	$28,161	$438,854	$(480,554)	$469,229

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$453,509	$79,993	$371,865	$(450,478)	$454,889
Other comprehensive loss:
Foreign currency translation	—	—	(5,422)	—	(5,422)
Change in unrealized gain on marketable debt securities	(1,023)	—	—	—	(1,023)
Other	—	—	2,750	—	2,750
Total other comprehensive loss	(1,023)	—	(2,672)	—	(3,695)
Comprehensive income	452,486	79,993	369,193	(450,478)	451,194
Comprehensive loss attributable to noncontrolling interest	—	—	1,380	—	1,380
Comprehensive income attributable to common stockholders	$452,486	$79,993	$367,813	$(450,478)	$449,814

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$362,800	$99,791	$222,843	$(323,659)	$361,775
Other comprehensive (loss) income:
Foreign currency translation	—	—	2,375	—	2,375
Change in unrealized gain on marketable debt securities	(1,296)	—	—	—	(1,296)
Other	—	—	213	—	213
Total other comprehensive (loss) income	(1,296)	—	2,588	—	1,292
Comprehensive income	361,504	99,791	225,431	(323,659)	363,067
Comprehensive loss attributable to noncontrolling interest	—	—	(1,025)	—	(1,025)
Comprehensive income attributable to common stockholders	$361,504	$99,791	$226,456	$(323,659)	$364,092

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(57,307)	$93,013	$1,219,139	$—	$1,254,845
Net cash used in investing activities	(1,358,256)	(7,725)	(689,059)	—	(2,055,040)
Cash flows from financing activities:
Net change in borrowings under credit facilities	—	386,000	154,203	—	540,203
Proceeds from debt	—	696,661	1,311,046	—	2,007,707
Repayment of debt	—	—	(1,151,395)	—	(1,151,395)
Net change in intercompany debt	1,344,782	(904,772)	(440,010)	—	—
Payment of deferred financing costs	—	(6,608)	(7,612)	—	(14,220)
Issuance of common stock, net	242,107	—	—	—	242,107
Cash distribution from (to) affiliates	694,481	(256,574)	(437,907)	—	—
Cash distribution to common stockholders	(875,614)	—	—	—	(875,614)
Cash distribution to redeemable OP unitholders	(5,762)	—	—	—	(5,762)
Purchases of redeemable OP units	(503)	—	—	—	(503)
Contributions from noncontrolling interest	—	—	491	—	491
Distributions to noncontrolling interest	—	—	(9,559)	—	(9,559)
Other	24,597	5	—	—	24,602
Net cash provided by (used in) financing activities	1,424,088	(85,288)	(580,743)	—	758,057
Net increase (decrease) in cash and cash equivalents	8,525	—	(50,663)	—	(42,138)
Effect of foreign currency translation on cash and cash equivalents	(11,837)	—	14,507	—	2,670
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$24,857	$—	$30,491	$—	$55,348

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(1,362)	$129,023	$1,067,094	$—	$1,194,755
Net cash (used in) provided by investing activities	(1,416,336)	22,835	110,741	—	(1,282,760)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(168,000)	3,971	—	(164,029)
Proceeds from debt	—	2,330,435	437,111	—	2,767,546
Repayment of debt	—	(400,000)	(1,392,492)	—	(1,792,492)
Net change in intercompany debt	2,186,519	(1,890,234)	(296,285)	—	—
Payment of deferred financing costs	—	(29,586)	(1,691)	—	(31,277)
Issuance of common stock, net	141,343	—	—	—	141,343
Cash distribution (to) from affiliates	(99,525)	5,610	93,915	—	—
Cash distribution to common stockholders	(802,123)	—	—	—	(802,123)
Cash distribution to redeemable OP unitholders	(5,040)	—	—	—	(5,040)
Purchases of redeemable OP units	(659)	—	—	—	(659)
Contributions from noncontrolling interest	—	—	2,395	—	2,395
Distributions to noncontrolling interest	—	—	(9,286)	—	(9,286)
Other	8,618	—	—	—	8,618
Net cash provided by (used in) financing activities	1,429,133	(151,775)	(1,162,362)	—	114,996
Net increase in cash and cash equivalents	11,435	83	15,473	—	26,991
Effect of foreign currency translation on cash and cash equivalents	—	(83)	—	—	(83)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$28,169	$—	$66,647	$—	$94,816

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2012

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(761)	$193,544	$800,033	$—	$992,816
Net cash used in investing activities	(1,364,125)	(100)	(805,464)	—	(2,169,689)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	92,000	(7,062)	—	84,938
Proceeds from debt	—	2,364,360	346,045	—	2,710,405
Repayment of debt	—	(521,527)	(671,496)	—	(1,193,023)
Net change in intercompany debt	2,151,815	(2,085,801)	(66,014)	—	—
Payment of deferred financing costs	—	(21,404)	(2,366)	—	(23,770)
Issuance of common stock, net	342,469	—	—	—	342,469
Cash distribution (to) from affiliates	(398,071)	(21,132)	419,203	—	—
Cash distribution to common stockholders	(728,546)	—	—	—	(728,546)
Cash distribution to redeemable OP unitholders	(4,446)	—	—	—	(4,446)
Purchases of redeemable OP units	(4,601)	—	—	—	(4,601)
Contributions from noncontrolling interest	—	—	38	—	38
Distributions to noncontrolling interest	—	—	(5,215)	—	(5,215)
Other	20,665	—	—	—	20,665
Net cash provided by (used in) financing activities	1,379,285	(193,504)	13,133	—	1,198,914
Net increase (decrease) in cash and cash equivalents	14,399	(60)	7,702	—	22,041
Effect of foreign currency translation on cash and cash equivalents	—	60	—	—	60
Cash and cash equivalents at beginning of period	2,335	—	43,472	—	45,807
Cash and cash equivalents at end of period	$16,734	$—	$51,174	$—	$67,908

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2014
(Dollars in Thousands)

Allowance Accounts		Additions		Deductions

Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2014
Allowance for doubtful accounts	11,017	8,204	—	(4,272)	(419)	$14,530
Straight-line rent receivable allowance	101,436	46,502	—	462	(3,253)	$145,147
	112,453	54,706	—	(3,810)	(3,672)	159,677

2013
Allowance for doubtful accounts	10,960	6,071	—	(6,013)	(1)	$11,017
Straight-line rent receivable allowance	59,731	42,940	—	(1,252)	17	$101,436
	70,691	49,011	—	(7,265)	16	112,453

2012
Allowance for doubtful accounts	10,850	8,235	—	(7,739)	(386)	$10,960
Straight-line rent receivable allowance	17,552	43,042	—	(636)	(227)	$59,731
	28,402	51,277	—	(8,375)	(613)	70,691

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in Thousands)

	For the Years Ended December 31,
	2014	2013	2012
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$20,393,411	$18,763,903	$17,029,404
Additions during period:
Acquisitions	1,769,790	1,623,648	1,889,592
Capital expenditures	189,711	183,929	184,675
Dispositions:
Sales and/or transfers to assets held for sale	(293,842)	(155,184)	(349,456)
Foreign currency translation	(87,776)	(22,885)	9,688
Balance at end of period	$21,971,294	$20,393,411	$18,763,903

Accumulated depreciation:
Balance at beginning of period	$2,881,950	$2,289,783	$1,729,976
Additions during period:
Depreciation expense	725,485	674,141	620,076
Dispositions:
Sales and/or transfers to assets held for sale	(107,663)	(78,061)	(61,583)
Foreign currency translation	(6,081)	(3,913)	1,314
Balance at end of period	$3,493,691	$2,881,950	$2,289,783

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2014
(Dollars in Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
KINDRED SKILLED NURSING FACILITIES
Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	2,208	1,977	1989	1989	45 years
The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	5,837	3,596	1967	1993	28 years
Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	496	961	1962	1996	20 years
Village Square Nursing and Rehabilitation Center	San Marcos	CA	—	766	3,507	—	766	3,507	4,273	1,838	2,435	1989	1993	42 years
Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	2,059	1,862	1988	1988	29 years
Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,755	770	1962	1995	30 years
Windsor Rehabilitation and Healthcare Center	Windsor	CT	—	368	2,520	—	368	2,520	2,888	2,138	750	1965	1994	30 years
Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	6,410	811	1989	1995	20 years
Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	979	1,383	1974	1998	45 years
Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,304	44	1971	1984	25 years
Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,490	625	1964	1984	29 years
Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,501	331	1955	1990	25 years
Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,700	362	1950	1983	25 years
Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,827	90	1963	1983	25 years
Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	3,477	1,757	1985	1995	35 years
Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	6,408	754	1966	1991	25 years
Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	2,307	3,886	1998	1998	45 years
Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	2,319	433	1985	1993	25 years
Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	4,306	811	1988	1993	25 years
Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	4,379	2,502	1962	1995	35 years
Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,654	321	1984	1993	25 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	—	90	2,868	2,958	2,491	467	1988	1993	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,621	625	1968	1990	30 years
Great Barrington Rehabilitation and Nursing Center	Great Barrington	MA	—	60	1,142	—	60	1,142	1,202	1,147	55	1967	1969	40 years
Hallmark Nursing and Rehabilitation Center	New Bedford	MA	—	202	2,694	—	202	2,694	2,896	2,535	361	1968	1982	26 years
Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	3,991	3,201	1985	1987	50 years
Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,384	2,064	1991	1991	45 years
Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	1,984	801	1965	1993	29 years
Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	4,829	2,082	1963	1993	28 years
Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	3,167	560	1972	1991	26 years
Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,530	673	1957	1993	29 years
Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	5,587	1,200	1963	1990	25 years
Wasatch Care Center	Ogden	UT	—	373	597	—	373	597	970	603	367	1964	1990	25 years
St. George Care and Rehabilitation Center	St. George	UT	—	419	4,465	—	419	4,465	4,884	3,112	1,772	1976	1993	29 years
Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	5,143	2,381	1963	1991	32 years
River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	4,224	986	1953	1991	25 years
Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	2,159	1,152	1971	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	4,506	165	1965	1990	27 years
Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	3,081	2,043	1950	1993	28.5 years
Lakewood Healthcare Center	Tacoma	WA	—	504	3,511	—	504	3,511	4,015	2,268	1,747	1989	1989	45 years
Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,333	1,080	1970	1993	28 years
Mountain Towers Healthcare and Rehabilitation Center	Cheyenne	WY	—	342	3,468	—	342	3,468	3,810	2,608	1,202	1964	1992	29 years
South Central Wyoming Healthcare and Rehabilitation	Rawlins	WY	—	151	1,738	—	151	1,738	1,889	1,326	563	1955	1993	29 years
Wind River Healthcare and Rehabilitation Center	Riverton	WY	—	179	1,559	—	179	1,559	1,738	1,168	570	1967	1992	29 years
TOTAL KINDRED SKILLED NURSING FACILITIES			—	16,444	162,335	(380)	16,064	162,335	178,399	125,821	52,578
NON-KINDRED SKILLED NURSING FACILITIES
Whitesburg Gardens Health Care Center	Huntsville	AL	—	534	4,216	328	534	4,544	5,078	4,025	1,053	1968	1991	25 years
Azalea Gardens of Mobile	Mobile	AL	—	5	2,981	319	8	3,297	3,305	2,426	879	1967	1992	29 years
Heartland	Benton	AR	—	650	13,540	18	650	13,558	14,208	1,581	12,627	1992	2011	35 years
Southern Trace	Bryant	AR	—	480	12,455	—	480	12,455	12,935	1,462	11,473	1989	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Beverly Health Care Golflinks	Hot Springs	AR	—	500	11,311	—	500	11,311	11,811	1,387	10,424	1978	2011	35 years
Lake Village	Lake Village	AR	—	560	8,594	23	560	8,617	9,177	1,071	8,106	1998	2011	35 years
Belle View	Monticello	AR	—	260	9,542	—	260	9,542	9,802	1,121	8,681	1995	2011	35 years
River Chase	Morrilton	AR	—	240	9,476	—	240	9,476	9,716	1,111	8,605	1988	2011	35 years
Brookridge Cove	Morrilton	AR	—	410	11,069	4	410	11,073	11,483	1,323	10,160	1996	2011	35 years
River Ridge	Wynne	AR	—	290	10,763	1	290	10,764	11,054	1,251	9,803	1990	2011	35 years
Kachina Point Health Care and Rehabilitation Center	Sedona	AZ	—	364	4,179	197	364	4,376	4,740	3,214	1,526	1983	1984	45 years
Villa Campana Health Care Center	Tucson	AZ	—	533	2,201	395	533	2,596	3,129	1,584	1,545	1983	1993	35 years
Bay View Nursing and Rehabilitation Center	Alameda	CA	—	1,462	5,981	282	1,462	6,263	7,725	4,862	2,863	1967	1993	45 years
Chowchilla Convalescent Center	Chowchilla	CA	—	1,780	5,097	—	1,780	5,097	6,877	634	6,243	1965	2011	35 years
Driftwood Gilroy	Gilroy	CA	—	3,330	13,665	—	3,330	13,665	16,995	1,638	15,357	1968	2011	35 years
Orange Hills Convalescent Hospital	Orange	CA	—	960	20,968	—	960	20,968	21,928	2,369	19,559	1987	2011	35 years
Brighton Care Center	Brighton	CO	—	282	3,377	468	282	3,845	4,127	2,741	1,386	1969	1992	30 years
Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	194	241	2,374	2,615	1,724	891	1960	1995	30 years
Malley Healthcare and Rehabilitation Center	Northglenn	CO	—	501	8,294	243	501	8,537	9,038	6,182	2,856	1971	1993	29 years
Parkway Pavilion Healthcare	Enfield	CT	—	337	3,607	203	337	3,810	4,147	3,077	1,070	1968	1994	28 years
The Crossings West Campus	New London	CT	—	202	2,363	129	202	2,492	2,694	1,877	817	1969	1994	28 years
The Crossings East Campus	New London	CT	—	401	2,776	263	401	3,039	3,440	2,371	1,069	1968	1992	29 years
Beverly Health - Ft. Pierce	Fort Pierce	FL	—	840	16,318	—	840	16,318	17,158	1,939	15,219	1960	2011	35 years
Willowwood Health & Rehab Center	Flowery Branch	GA	—	1,130	9,219	—	1,130	9,219	10,349	1,100	9,249	1970	2011	35 years
Specialty Care of Marietta	Marietta	GA	—	241	2,782	377	241	3,159	3,400	2,269	1,131	1968	1993	28.5 years
Savannah Rehabilitation & Nursing Center	Savannah	GA	—	213	2,772	345	213	3,117	3,330	2,192	1,138	1968	1993	28.5 years
Savannah Specialty Care Center	Savannah	GA	—	157	2,219	228	157	2,447	2,604	2,023	581	1972	1991	26 years
Boise Health and Rehabilitation Center	Boise	ID	—	256	3,593	281	256	3,874	4,130	1,677	2,453	1977	1998	45 years
Westbury	Lisle	IL	—	730	9,270	—	730	9,270	10,000	2,128	7,872	1990	2009	35 years
Meadowbrooke Rehab Centre & Suites	Anderson	IN	—	1,600	6,710	—	1,600	6,710	8,310	864	7,446	1967	2011	35 years
Chalet Village	Berne	IN	—	590	1,654	—	590	1,654	2,244	320	1,924	1986	2011	35 years
Meadowvale Health and Rehabilitation Center	Bluffton	IN	—	7	787	576	7	1,363	1,370	689	681	1962	1995	22 years
Bremen Health Care Center	Bremen	IN	—	109	3,354	548	109	3,902	4,011	2,256	1,755	1982	1996	45 years
Vermillion Convalescent Center	Clinton	IN	—	700	11,057	—	700	11,057	11,757	1,328	10,429	1971	2011	35 years
Willow Crossing Health & Rehab Center	Columbus	IN	—	880	4,963	—	880	4,963	5,843	672	5,171	1988	2011	35 years
Greenhill Manor	Fowler	IN	—	380	7,659	—	380	7,659	8,039	896	7,143	1973	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Twin City Healthcare	Gas City	IN	—	350	3,012	—	350	3,012	3,362	433	2,929	1974	2011	35 years
Hanover Nursing Center	Hanover	IN	—	1,070	3,903	—	1,070	3,903	4,973	641	4,332	1975	2011	35 years
Bridgewater Center for Health & Rehab	Hartford City	IN	—	470	1,855	—	470	1,855	2,325	337	1,988	1988	2011	35 years
Oakbrook Village	Huntington	IN	—	600	1,950	—	600	1,950	2,550	303	2,247	1987	2011	35 years
Lakeview Manor	Indianapolis	IN	—	2,780	7,927	—	2,780	7,927	10,707	1,128	9,579	1968	2011	35 years
Wintersong Village	Knox	IN	—	420	2,019	—	420	2,019	2,439	291	2,148	1984	2011	35 years
Woodland Hills Care Center	Lawrenceburg	IN	—	340	3,757	—	340	3,757	4,097	571	3,526	1966	2011	35 years
Parkwood Health Care Center	Lebanon	IN	—	121	4,512	1,291	121	5,803	5,924	4,003	1,921	1977	1993	25 years
Whispering Pines	Monticello	IN	—	460	8,461	—	460	8,461	8,921	1,001	7,920	1988	2011	35 years
Muncie Health & Rehabilitation Center	Muncie	IN	—	108	4,202	1,259	170	5,399	5,569	3,786	1,783	1980	1993	25 years
Willow Bend Living Center	Muncie	IN	—	1,080	4,026	—	1,080	4,026	5,106	524	4,582	1976	2011	35 years
Liberty Village	Muncie	IN	—	1,520	7,542	—	1,520	7,542	9,062	931	8,131	2001	2011	35 years
Petersburg Health Care Center	Petersburg	IN	—	310	8,443	—	310	8,443	8,753	1,025	7,728	1970	2011	35 years
Persimmon Ridge Center	Portland	IN	—	400	9,597	—	400	9,597	9,997	1,163	8,834	1964	2011	35 years
Oakridge Convalescent Center	Richmond	IN	—	640	11,128	—	640	11,128	11,768	1,355	10,413	1975	2011	35 years
Royal Oaks Health Care and Rehabilitation Center	Terre Haute	IN	—	418	5,779	1,209	428	6,978	7,406	2,869	4,537	1995	1995	45 years
Westridge Healthcare Center	Terre Haute	IN	—	690	5,384	—	690	5,384	6,074	675	5,399	1965	2011	35 years
Washington Nursing Center	Washington	IN	—	220	10,054	—	220	10,054	10,274	1,240	9,034	1968	2011	35 years
Pine Knoll Rehabilitation Center	Winchester	IN	—	730	6,039	—	730	6,039	6,769	722	6,047	1986	2011	35 years
Belleville Health Care Center	Belleville	KS	—	590	4,170	—	590	4,170	4,760	558	4,202	1977	2011	35 years
Smokey Hill Rehab Center	Salina	KS	—	360	3,705	—	360	3,705	4,065	575	3,490	1981	2011	35 years
Westwood Manor	Topeka	KS	—	250	3,735	—	250	3,735	3,985	486	3,499	1973	2011	35 years
Infinia at Wichita	Wichita	KS	—	350	13,065	—	350	13,065	13,415	1,476	11,939	1965	2011	35 years
Jackson Manor	Annville	KY	—	131	4,442	—	131	4,442	4,573	1,036	3,537	1989	2006	35 years
Colonial Health & Rehabilitation Center	Bardstown	KY	—	38	2,829	—	38	2,829	2,867	660	2,207	1968	2006	35 years
Rosewood Health Care Center	Bowling Green	KY	—	248	5,371	496	248	5,867	6,115	4,434	1,681	1970	1990	30 years
Riverside Manor Healthcare Center	Calhoun	KY	—	103	2,119	184	103	2,303	2,406	1,772	634	1963	1990	30 years
Oakview Nursing and Rehabilitation Center	Calvert City	KY	—	124	2,882	1,005	124	3,887	4,011	2,459	1,552	1967	1990	30 years
Green Valley Health & Rehabilitation Center	Carrollton	KY	—	29	2,325	—	29	2,325	2,354	542	1,812	1978	2006	35 years
Summit Manor Health & Rehabilitation Center	Columbia	KY	—	38	12,510	—	38	12,510	12,548	2,919	9,629	1965	2006	35 years
Danville Centre for Health and Rehabilitation	Danville	KY	—	322	3,538	536	322	4,074	4,396	2,574	1,822	1962	1995	30 years
Woodland Terrace Health Care Facility	Elizabethtown	KY	—	216	1,795	315	216	2,110	2,326	1,938	388	1969	1982	26 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Glasgow Health & Rehabilitation Center	Glasgow	KY	—	21	2,997	—	21	2,997	3,018	699	2,319	1968	2006	35 years
Harrodsburg Health Care Center	Harrodsburg	KY	—	137	1,830	642	137	2,472	2,609	1,694	915	1974	1985	35 years
Professional Care Health & Rehabilitation Center	Hartford	KY	—	22	7,905	—	22	7,905	7,927	1,844	6,083	1967	2006	35 years
Hart County Health Center	Horse Cave	KY	—	68	6,059	—	68	6,059	6,127	1,414	4,713	1993	2006	35 years
Heritage Hall Health & Rehabilitation Center	Lawrenceburg	KY	—	38	3,920	—	38	3,920	3,958	915	3,043	1973	2006	35 years
Tanbark Health & Rehabilitation Center	Lexington	KY	—	868	6,061	—	868	6,061	6,929	1,414	5,515	1989	2006	35 years
Northfield Centre for Health and Rehabilitation	Louisville	KY	—	285	1,555	692	285	2,247	2,532	1,491	1,041	1969	1985	30 years
Jefferson Manor	Louisville	KY	—	2,169	4,075	—	2,169	4,075	6,244	951	5,293	1982	2006	35 years
Jefferson Place	Louisville	KY	—	1,307	9,175	—	1,307	9,175	10,482	2,141	8,341	1991	2006	35 years
Meadowview Health & Rehabilitation Center	Louisville	KY	—	317	4,666	—	317	4,666	4,983	1,089	3,894	1973	2006	35 years
Rockford Health & Rehabilitation Center	Louisville	KY	—	364	9,568	—	364	9,568	9,932	2,233	7,699	1975	2006	35 years
Summerfield Health & Rehabilitation Center	Louisville	KY	—	1,089	10,756	—	1,089	10,756	11,845	2,510	9,335	1979	2006	35 years
Hillcrest Health Care Center	Owensboro	KY	—	544	2,619	993	544	3,612	4,156	2,782	1,374	1963	1982	22 years
McCreary Health & Rehabilitation Center	Pine Knot	KY	—	73	2,443	—	73	2,443	2,516	570	1,946	1990	2006	35 years
North Hardin Health & Rehabilitation Center	Radcliff	KY	—	218	11,944	—	218	11,944	12,162	2,787	9,375	1986	2006	35 years
Monroe Health & Rehabilitation Center	Tompkinsville	KY	—	32	8,756	—	32	8,756	8,788	2,043	6,745	1969	2006	35 years
Fountain Circle Health and Rehabilitation	Winchester	KY	—	137	6,120	1,055	137	7,175	7,312	5,123	2,189	1967	1990	30 years
Colony House Nursing and Rehabilitation Center	Abington	MA	—	132	999	194	132	1,193	1,325	1,153	172	1965	1969	40 years
Wingate at Andover	Andover	MA	—	1,450	14,798	—	1,450	14,798	16,248	1,803	14,445	1992	2011	35 years
Blueberry Hill Skilled Nursing & Rehabilitation Center	Beverly	MA	—	129	4,290	571	129	4,861	4,990	3,462	1,528	1965	1968	40 years
Wingate at Brighton	Brighton	MA	—	1,070	7,383	—	1,070	7,383	8,453	1,026	7,427	1995	2011	35 years
Walden Rehabilitation and Nursing Center	Concord	MA	—	181	1,347	178	181	1,525	1,706	1,403	303	1969	1968	40 years
Sachem Skilled Nursing & Rehabilitation Center	East Bridgewater	MA	—	529	1,238	232	529	1,470	1,999	1,655	344	1968	1982	27 years
Chestnut Hill Rehab & Nursing	East Longmeadow	MA	—	3,050	5,392	—	3,050	5,392	8,442	806	7,636	1985	2011	35 years
Crawford Skilled Nursing and Rehabilitation Center	Fall River	MA	—	127	1,109	312	127	1,421	1,548	1,144	404	1968	1982	29 years
Franklin Skilled Nursing and Rehabilitation Center	Franklin	MA	—	156	757	158	156	915	1,071	815	256	1967	1969	40 years
Wingate at Haverhill	Haverhill	MA	—	810	9,288	—	810	9,288	10,098	1,238	8,860	1973	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Skilled Care Center at Silver Lake	Kingston	MA	—	3,230	19,870	—	3,230	19,870	23,100	2,610	20,490	1992	2011	35 years
River Terrace Healthcare	Lancaster	MA	—	268	957	147	268	1,104	1,372	1,144	228	1969	1969	40 years
Wentworth Skilled Care Center	Lowell	MA	—	820	11,220	—	820	11,220	12,040	1,352	10,688	1966	2011	35 years
Bolton Manor Nursing and Rehabilitation Center	Marlborough	MA	—	222	2,431	228	222	2,659	2,881	2,247	634	1973	1984	34.5 years
The Eliot Healthcare Center	Natick	MA	—	249	1,328	230	249	1,558	1,807	1,452	355	1996	1982	31 years
Wingate at Needham	Needham Heights	MA	—	920	9,236	—	920	9,236	10,156	1,234	8,922	1996	2011	35 years
Brigham Manor Nursing and Rehabilitation Center	Newburyport	MA	—	126	1,708	134	126	1,842	1,968	1,665	303	1806	1982	27 years
Country Rehabilitation and Nursing Center	Newburyport	MA	—	199	3,004	378	199	3,382	3,581	2,965	616	1968	1982	27 years
Quincy Rehabilitation and Nursing Center	Quincy	MA	—	216	2,911	204	216	3,115	3,331	2,854	477	1965	1984	24 years
Wingate at Reading	Reading	MA	—	920	7,499	—	920	7,499	8,419	1,016	7,403	1988	2011	35 years
Den-Mar Rehabilitation and Nursing Center	Rockport	MA	—	23	1,560	187	23	1,747	1,770	1,547	223	1963	1985	30 years
Wingate at South Hadley	South Hadley	MA	—	1,870	15,572	—	1,870	15,572	17,442	1,864	15,578	1988	2011	35 years
Ring East	Springfield	MA	—	1,250	13,561	—	1,250	13,561	14,811	1,697	13,114	1987	2011	35 years
Blue Hills Alzheimer's Care Center	Stoughton	MA	—	511	1,026	175	511	1,201	1,712	1,425	287	1965	1982	28 years
Wingate at Sudbury	Sudbury	MA	—	1,540	8,100	—	1,540	8,100	9,640	1,158	8,482	1997	2011	35 years
Country Gardens Skilled Nursing & Rehabilitation Center	Swansea	MA	—	415	2,675	180	415	2,855	3,270	2,590	680	1969	1984	27 years
Brookside Rehabilitation and Nursing Center	Webster	MA	—	102	1,154	173	102	1,327	1,429	1,193	236	1967	1982	31 years
Newton and Wellesley Alzheimer Center	Wellesley	MA	—	297	3,250	172	297	3,422	3,719	2,970	749	1971	1984	30 years
Riverdale Gardens Rehab & Nursing	West Springfield	MA	—	2,140	6,997	107	2,140	7,104	9,244	1,178	8,066	1960	2011	35 years
Wingate at Wilbraham	Wilbraham	MA	—	4,070	10,777	—	4,070	10,777	14,847	1,411	13,436	1988	2011	35 years
Worcester Skilled Care Center	Worcester	MA	—	620	10,958	—	620	10,958	11,578	1,459	10,119	1970	2011	35 years
Cumberland Villa Nursing Center	Cumberland	MD	—	660	23,970	—	660	23,970	24,630	2,667	21,963	1968	2011	35 years
Colton Villa	Hagerstown	MD	—	1,550	16,973	—	1,550	16,973	18,523	2,011	16,512	1971	2011	35 years
Westminster Nursing & Convalescent Center	Westminster	MD	—	2,160	15,931	—	2,160	15,931	18,091	1,886	16,205	1973	2011	35 years
Augusta Rehabilitation Center	Augusta	ME	—	152	1,074	146	152	1,220	1,372	1,120	252	1968	1985	30 years
Eastside Rehabilitation and Living Center	Bangor	ME	—	316	1,349	134	316	1,483	1,799	1,354	445	1967	1985	30 years
Westgate Manor	Bangor	ME	—	287	2,718	151	287	2,869	3,156	2,607	549	1969	1985	31 years
Winship Green Nursing Center	Bath	ME	—	110	1,455	128	110	1,583	1,693	1,320	373	1974	1985	35 years
Brewer Rehabilitation and Living Center	Brewer	ME	—	228	2,737	304	228	3,041	3,269	2,407	862	1974	1985	33 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kennebunk Nursing and Rehabilitation Center	Kennebunk	ME	—	99	1,898	161	99	2,059	2,158	1,601	557	1977	1985	35 years
Norway Rehabilitation & Living Center	Norway	ME	—	133	1,658	118	133	1,776	1,909	1,376	533	1972	1985	39 years
Brentwood Rehabilitation and Nursing Center	Yarmouth	ME	—	181	2,789	146	181	2,935	3,116	2,347	769	1945	1985	45 years
Autumn Woods Residential Health Care Facility	Warren	MI	—	1,495	26,015	—	1,495	26,015	27,510	2,292	25,218	2012	2012	35 years
Hopkins Healthcare	Hopkins	MN	—	4,470	21,409	—	4,470	21,409	25,879	2,442	23,437	1961	2011	35 years
Andrew Care Home	Minneapolis	MN	—	3,280	5,083	243	3,280	5,326	8,606	1,043	7,563	1941	2011	35 years
Golden Living Center - Rochester East	Rochester	MN	—	639	3,497	—	639	3,497	4,136	3,561	575	1967	1982	28 years
Ashland Healthcare	Ashland	MO	—	770	4,400	—	770	4,400	5,170	555	4,615	1993	2011	35 years
South Hampton Place	Columbia	MO	—	710	11,279	—	710	11,279	11,989	1,320	10,669	1994	2011	35 years
Dixon Nursing & Rehab	Dixon	MO	—	570	3,342	—	570	3,342	3,912	449	3,463	1989	2011	35 years
Current River Nursing	Doniphan	MO	—	450	7,703	—	450	7,703	8,153	992	7,161	1991	2011	35 years
Forsyth Care Center	Forsyth	MO	—	710	6,731	—	710	6,731	7,441	902	6,539	1993	2011	35 years
Maryville Health Care Center	Maryville	MO	—	630	5,825	—	630	5,825	6,455	790	5,665	1972	2011	35 years
Glenwood Healthcare	Seymour	MO	—	670	3,737	—	670	3,737	4,407	488	3,919	1990	2011	35 years
Silex Community Care	Silex	MO	—	730	2,689	—	730	2,689	3,419	387	3,032	1991	2011	35 years
Gravios Nursing Center	St. Louis	MO	—	1,560	10,582	301	1,560	10,883	12,443	1,394	11,049	1954	2011	35 years
Bellefontaine Gardens	St. Louis	MO	—	1,610	4,314	—	1,610	4,314	5,924	631	5,293	1988	2011	35 years
Strafford Care Center	Strafford	MO	—	1,670	8,251	—	1,670	8,251	9,921	980	8,941	1995	2011	35 years
Windsor Healthcare	Windsor	MO	—	510	3,345	—	510	3,345	3,855	449	3,406	1996	2011	35 years
Chapel Hill Rehabilitation and Healthcare Center	Chapel Hill	NC	—	347	3,029	450	347	3,479	3,826	2,478	1,348	1984	1993	28 years
Pettigrew Rehabilitation and Healthcare Center	Durham	NC	—	101	2,889	223	101	3,112	3,213	2,345	868	1969	1993	28 years
Rehabilitation and Health Center of Gastonia	Gastonia	NC	—	158	2,359	450	158	2,809	2,967	1,969	998	1968	1992	29 years
Lakewood Manor	Hendersonville	NC	—	1,610	7,759	—	1,610	7,759	9,369	1,039	8,330	1979	2011	35 years
Kinston Rehabilitation and Healthcare Center	Kinston	NC	—	186	3,038	502	186	3,540	3,726	2,342	1,384	1961	1993	29 years
Lincoln Nursing Center	Lincolnton	NC	—	39	3,309	197	39	3,506	3,545	2,746	799	1976	1986	35 years
Rehabilitation and Nursing Center of Monroe	Monroe	NC	—	185	2,654	368	185	3,022	3,207	2,187	1,020	1963	1993	28 years
Sunnybrook Healthcare and Rehabilitation Specialists	Raleigh	NC	—	187	3,409	360	187	3,769	3,956	3,244	712	1971	1991	25 years
Raleigh Rehabilitation & Healthcare Center	Raleigh	NC	—	316	5,470	581	316	6,051	6,367	5,182	1,185	1969	1991	25 years
Guardian Care of Roanoke Rapids	Roanoke Rapids	NC	—	339	4,132	550	339	4,682	5,021	3,898	1,123	1967	1991	25 years
Guardian Care of Rocky Mount	Rocky Mount	NC	—	240	1,732	302	240	2,034	2,274	1,573	701	1975	1997	25 years
Cypress Pointe Rehabilitation and Health Care Centre	Wilmington	NC	—	233	3,710	258	233	3,968	4,201	3,013	1,188	1966	1993	28.5 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Silas Creek Manor	Winston-Salem	NC	—	211	1,893	408	211	2,301	2,512	1,520	992	1966	1993	28.5 years
Guardian Care of Zebulon	Zebulon	NC	—	179	1,933	150	179	2,083	2,262	1,507	755	1973	1993	29 years
Dover Rehabilitation and Living Center	Dover	NH	—	355	3,797	217	355	4,014	4,369	3,840	529	1969	1990	25 years
Hanover Terrace Healthcare	Hanover	NH	—	326	1,825	252	326	2,077	2,403	1,415	988	1969	1993	29 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	4,855	8,971	1982	2004	30 years
Las Vegas Healthcare and Rehabilitation Center	Las Vegas	NV	—	454	1,018	187	454	1,205	1,659	746	913	1940	1992	30 years
Torrey Pines Care Center	Las Vegas	NV	—	256	1,324	270	256	1,594	1,850	1,203	647	1971	1992	29 years
Hearthstone of Northern Nevada	Sparks	NV	—	1,400	9,365	—	1,400	9,365	10,765	1,210	9,555	1988	2011	35 years
Wingate at St. Francis	Beacon	NY	—	1,900	18,115	—	1,900	18,115	20,015	2,174	17,841	2002	2011	35 years
Garden Gate	Cheektowaga	NY	—	760	15,643	30	760	15,673	16,433	1,931	14,502	1979	2011	35 years
Brookhaven	East Patchogue	NY	—	1,100	25,840	30	1,100	25,870	26,970	2,897	24,073	1988	2011	35 years
Wingate at Dutchess	Fishkill	NY	—	1,300	19,685	—	1,300	19,685	20,985	2,338	18,647	1996	2011	35 years
Autumn View	Hamburg	NY	—	1,190	24,687	34	1,190	24,721	25,911	2,902	23,009	1983	2011	35 years
Wingate at Ulster	Highland	NY	—	1,500	18,223	—	1,500	18,223	19,723	2,083	17,640	1998	2011	35 years
North Gate	North Tonawanda	NY	—	1,010	14,801	40	1,010	14,841	15,851	1,870	13,981	1982	2011	35 years
Seneca	West Seneca	NY	—	1,400	13,491	5	1,400	13,496	14,896	1,654	13,242	1974	2011	35 years
Harris Hill	Williamsville	NY	—	1,240	33,574	33	1,240	33,607	34,847	3,744	31,103	1992	2011	35 years
Cambridge Health & Rehabilitation Center	Cambridge	OH	—	108	2,642	199	108	2,841	2,949	2,336	613	1975	1993	25 years
Winchester Place Nursing and Rehabilitation Center	Canal Winchester	OH	—	454	7,149	283	454	7,432	7,886	6,015	1,871	1974	1993	28 years
Chillicothe Nursing & Rehabilitation Center	Chillicothe	OH	—	128	3,481	313	128	3,794	3,922	3,114	808	1976	1985	34 years
Burlington House	Cincinnati	OH	—	918	5,087	3,010	918	8,097	9,015	1,752	7,263	1989	2004	35 years
Franklin Woods Nursing and Rehabilitation Center	Columbus	OH	—	190	4,712	202	190	4,914	5,104	2,890	2,214	1986	1992	38 years
Minerva Park Nursing and Rehabilitation Center	Columbus	OH	—	210	3,684	354	210	4,038	4,248	1,744	2,504	1973	1997	45 years
Regency Manor	Columbus	OH	—	606	16,424	401	606	16,825	17,431	11,275	6,156	1883	2004	35 years
Coshocton Health & Rehabilitation Center	Coshocton	OH	—	203	1,979	326	203	2,305	2,508	1,778	730	1974	1993	25 years
Olentangy Woods	Galion	OH	—	540	6,324	(1,463)	540	4,861	5,401	611	4,790	1967	2011	35 years
Lebanon Country Manor	Lebanon	OH	—	105	3,617	140	105	3,757	3,862	2,565	1,297	1984	1986	43 years
Logan Health Care Center	Logan	OH	—	169	3,750	271	169	4,021	4,190	2,996	1,194	1979	1991	30 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	2,922	577	1972	1993	25 years
Pickerington Nursing & Rehabilitation Center	Pickerington	OH	—	312	4,382	349	312	4,731	5,043	2,754	2,289	1984	1992	37 years
Renaissance North	Warren	OH	—	1,100	8,196	(3,182)	1,059	5,055	6,114	4,566	1,548	1967	2011	35 years
Country Glenn	Washington Court House	OH	—	490	13,460	(1,120)	490	12,340	12,830	1,361	11,469	1984	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Avamere Rehab of Coos Bay	Coos Bay	OR	—	1,920	3,394	—	1,920	3,394	5,314	464	4,850	1968	2011	35 years
Avamere Riverpark of Eugene	Eugene	OR	—	1,960	17,622	—	1,960	17,622	19,582	2,012	17,570	1988	2011	35 years
Avamere Rehab of Eugene	Eugene	OR	—	1,080	7,257	—	1,080	7,257	8,337	904	7,433	1966	2011	35 years
Avamere Rehab of Clackamas	Gladstone	OR	—	820	3,844	—	820	3,844	4,664	507	4,157	1961	2011	35 years
Avamere Rehab of Hillsboro	Hillsboro	OR	—	1,390	8,628	—	1,390	8,628	10,018	1,056	8,962	1973	2011	35 years
Avamere Rehab of Junction City	Junction City	OR	—	590	5,583	—	590	5,583	6,173	671	5,502	1966	2011	35 years
Avamere Rehab of King City	King City	OR	—	1,290	10,646	—	1,290	10,646	11,936	1,249	10,687	1975	2011	35 years
Avamere Rehab of Lebanon	Lebanon	OR	—	980	12,954	—	980	12,954	13,934	1,470	12,464	1974	2011	35 years
Medford Rehabilitation and Healthcare Center	Medford	OR	—	362	4,610	222	362	4,832	5,194	3,687	1,507	1961	1991	34 years
Newport Rehabilitation & Specialty Care Center	Newport	OR	—	380	3,420	813	380	4,233	4,613	488	4,125	1997	2011	35 years
Mountain View	Oregon City	OR	—	1,056	6,831	—	1,056	6,831	7,887	560	7,327	1977	2012	35 years
Avamere Crestview of Portland	Portland	OR	—	1,610	13,942	—	1,610	13,942	15,552	1,613	13,939	1964	2011	35 years
Sunnyside Care Center	Salem	OR	—	1,512	2,249	217	1,512	2,466	3,978	1,597	2,381	1981	1991	30 years
Avamere Twin Oaks of Sweet Home	Sweet Home	OR	—	290	4,536	—	290	4,536	4,826	541	4,285	1972	2011	35 years
Balanced Care at Bloomsburg	Bloomsburg	PA	—	621	1,371	—	621	1,371	1,992	320	1,672	1997	2006	35 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	2,823	5,202	1899	2004	30 years
Mountain View Nursing Home	Greensburg	PA	—	580	12,817	223	580	13,040	13,620	1,563	12,057	1971	2011	35 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	3,146	5,816	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	5,960	10,975	1948	2004	30 years
Wyomissing Nursing and Rehabilitation Center	Reading	PA	—	61	5,095	272	61	5,367	5,428	2,439	2,989	1966	1993	45 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	3,168	5,216	1875	2004	30 years
Oak Hill Nursing and Rehabilitation Center	Pawtucket	RI	—	91	6,724	335	91	7,059	7,150	3,248	3,902	1966	1990	45 years
Epic- Bayview	Beaufort	SC	—	890	14,311	—	890	14,311	15,201	1,773	13,428	1970	2011	35 years
Dundee Nursing Home	Bennettsville	SC	—	320	8,693	—	320	8,693	9,013	1,076	7,937	1958	2011	35 years
Epic-Conway	Conway	SC	—	1,090	16,880	—	1,090	16,880	17,970	2,042	15,928	1975	2011	35 years
Mt. Pleasant Nursing Center	Mount Pleasant	SC	—	1,810	9,079	—	1,810	9,079	10,889	1,158	9,731	1977	2011	35 years
Firesteel	Mitchell	SD	—	690	15,360	—	690	15,360	16,050	1,824	14,226	1966	2011	35 years
Fountain Springs Healthcare Center	Rapid City	SD	—	940	28,647	—	940	28,647	29,587	3,078	26,509	1989	2011	35 years
Masters Health Care Center	Algood	TN	—	524	4,370	390	524	4,760	5,284	3,410	1,874	1981	1987	38 years
Brookewood Health Care Center	Decatur	TN	—	470	4,617	—	470	4,617	5,087	625	4,462	1981	2011	35 years
Tri-State Comp Care Center	Harrogate	TN	—	1,520	11,515	—	1,520	11,515	13,035	1,364	11,671	1990	2011	35 years
Madison Healthcare and Rehabilitation Center	Madison	TN	—	168	1,445	269	168	1,714	1,882	1,219	663	1968	1992	29 years
Primacy Healthcare and Rehabilitation Center	Memphis	TN	—	1,222	8,344	294	1,222	8,638	9,860	5,852	4,008	1980	1990	37 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Green Acres - Baytown	Baytown	TX	—	490	9,104	—	490	9,104	9,594	1,070	8,524	1970	2011	35 years
Allenbrook Healthcare	Baytown	TX	—	470	11,304	—	470	11,304	11,774	1,345	10,429	1975	2011	35 years
Summer Place Nursing and Rehab	Beaumont	TX	—	1,160	15,934	—	1,160	15,934	17,094	1,872	15,222	2009	2011	35 years
Green Acres - Center	Center	TX	—	200	5,446	—	200	5,446	5,646	714	4,932	1972	2011	35 years
Regency Nursing Home	Clarksville	TX	—	380	8,711	—	380	8,711	9,091	1,093	7,998	1989	2011	35 years
Park Manor - Conroe	Conroe	TX	—	1,310	22,318	—	1,310	22,318	23,628	2,463	21,165	2001	2011	35 years
Trisun Care Center Westwood	Corpus Christi	TX	—	440	8,624	—	440	8,624	9,064	1,038	8,026	1973	2011	35 years
Trisun Care Center River Ridge	Corpus Christi	TX	—	890	7,695	—	890	7,695	8,585	988	7,597	1994	2011	35 years
Heritage Oaks West	Corsicana	TX	—	510	15,806	—	510	15,806	16,316	1,848	14,468	1995	2011	35 years
Park Manor	DeSoto	TX	—	1,080	14,484	—	1,080	14,484	15,564	1,736	13,828	1987	2011	35 years
Hill Country Care	Dripping Springs	TX	—	740	3,973	16	756	3,973	4,729	521	4,208	1986	2011	35 years
Sandstone Ranch	El Paso	TX	—	1,580	8,396	—	1,580	8,396	9,976	1,492	8,484	2010	2011	35 years
Pecan Tree Rehab & Healthcare	Gainesville	TX	—	430	11,499	—	430	11,499	11,929	1,378	10,551	1990	2011	35 years
Pleasant Valley Health & Rehab	Garland	TX	—	1,040	9,383	—	1,040	9,383	10,423	1,198	9,225	2008	2011	35 years
Upshur Manor	Gilmer	TX	—	770	8,126	—	770	8,126	8,896	1,019	7,877	1990	2011	35 years
Beechnut Manor	Houston	TX	—	1,080	12,030	—	1,080	12,030	13,110	1,474	11,636	1982	2011	35 years
Park Manor - Cypress Station	Houston	TX	—	1,450	19,542	—	1,450	19,542	20,992	2,196	18,796	2003	2011	35 years
Park Manor of Westchase	Houston	TX	—	2,760	16,715	—	2,760	16,715	19,475	1,917	17,558	2005	2011	35 years
Park Manor - Cyfair	Houston	TX	—	1,720	14,717	—	1,720	14,717	16,437	1,697	14,740	1999	2011	35 years
Green Acres - Humble	Humble	TX	—	2,060	6,738	—	2,060	6,738	8,798	900	7,898	1972	2011	35 years
Park Manor - Humble	Humble	TX	—	1,650	17,257	—	1,650	17,257	18,907	1,968	16,939	2003	2011	35 years
Green Acres - Huntsville	Huntsville	TX	—	290	2,568	—	290	2,568	2,858	414	2,444	1968	2011	35 years
Legend Oaks Healthcare	Jacksonville	TX	—	760	9,639	—	760	9,639	10,399	1,184	9,215	2006	2011	35 years
Avalon Kirbyville	Kirbyville	TX	—	260	7,713	—	260	7,713	7,973	980	6,993	1987	2011	35 years
Millbrook Healthcare	Lancaster	TX	—	750	7,480	—	750	7,480	8,230	1,011	7,219	2008	2011	35 years
Nexion Health at Linden	Linden	TX	—	680	3,495	—	680	3,495	4,175	562	3,613	1968	2011	35 years
SWLTC Marshall Conroe	Marshall	TX	—	810	10,093	—	810	10,093	10,903	1,272	9,631	2008	2011	35 years
McKinney Healthcare & Rehab	McKinney	TX	—	1,450	10,345	—	1,450	10,345	11,795	1,297	10,498	2006	2011	35 years
Park Manor of McKinney	McKinney	TX	—	1,540	11,049	(2,345)	1,540	8,704	10,244	1,116	9,128	1993	2011	35 years
Midland Nursing Center	Midland	TX	—	530	13,311	—	530	13,311	13,841	1,538	12,303	2008	2011	35 years
Park Manor of Quail Valley	Missouri City	TX	—	1,920	16,841	—	1,920	16,841	18,761	1,926	16,835	2005	2011	35 years
Nexion Health at Mt. Pleasant	Mount Pleasant	TX	—	520	5,050	—	520	5,050	5,570	735	4,835	1970	2011	35 years
The Meadows Nursing and Rehab	Orange	TX	—	380	10,777	—	380	10,777	11,157	1,321	9,836	2006	2011	35 years
Cypress Glen Nursing and Rehab	Port Arthur	TX	—	1,340	14,142	—	1,340	14,142	15,482	1,749	13,733	2000	2011	35 years
Cypress Glen East	Port Arthur	TX	—	490	10,663	—	490	10,663	11,153	1,293	9,860	1986	2011	35 years
Trisun Care Center Coastal Palms	Portland	TX	—	390	8,548	—	390	8,548	8,938	1,037	7,901	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Legend Oaks Healthcare San Angelo	San Angelo	TX	—	870	12,282	—	870	12,282	13,152	1,467	11,685	2006	2011	35 years
Parklane West	San Antonio	TX	—	770	10,242	—	770	10,242	11,012	1,283	9,729	1988	2011	35 years
San Pedro Manor	San Antonio	TX	—	740	11,498	(2,768)	740	8,730	9,470	1,132	8,338	1986	2011	35 years
Nexion Health at Sherman	Sherman	TX	—	250	6,636	—	250	6,636	6,886	875	6,011	1971	2011	35 years
Avalon Trinity	Trinity	TX	—	330	9,413	—	330	9,413	9,743	1,156	8,587	1985	2011	35 years
Renfro Nursing Home	Waxahachie	TX	—	510	7,602	—	510	7,602	8,112	1,033	7,079	1976	2011	35 years
Avalon Wharton	Wharton	TX	—	270	5,107	—	270	5,107	5,377	729	4,648	1988	2011	35 years
Federal Heights Rehabilitation and Nursing Center	Salt Lake City	UT	—	201	2,322	247	201	2,569	2,770	1,939	831	1962	1992	29 years
Infinia at Granite Hills	Salt Lake City	UT	—	740	1,247	700	756	1,931	2,687	404	2,283	1972	2011	35 years
Crosslands Rehabilitation & Healthcare Center	Sandy	UT	—	334	4,300	275	334	4,575	4,909	2,666	2,243	1987	1992	40 years
Sleepy Hollow Manor	Annandale	VA	—	7,210	13,562	—	7,210	13,562	20,772	1,801	18,971	1963	2011	35 years
The Cedars Nursing Home	Charlottesville	VA	—	2,810	10,763	—	2,810	10,763	13,573	1,362	12,211	1964	2011	35 years
Emporia Manor	Emporia	VA	—	620	7,492	15	635	7,492	8,127	980	7,147	1971	2011	35 years
Harbour Pointe Medical and Rehabilitation Center	Norfolk	VA	—	427	4,441	1,033	427	5,474	5,901	3,698	2,203	1969	1993	28 years
Walnut Hill Convalescent Center	Petersburg	VA	—	930	11,597	—	930	11,597	12,527	1,378	11,149	1972	2011	35 years
Battlefield Park Convalescent Center	Petersburg	VA	—	1,010	12,489	—	1,010	12,489	13,499	1,467	12,032	1976	2011	35 years
Bellingham Health Care and Rehabilitation Services	Bellingham	WA	—	441	3,824	153	441	3,977	4,418	3,023	1,395	1972	1993	28.5 years
St. Francis of Bellingham	Bellingham	WA	—	1,740	23,581	—	1,740	23,581	25,321	2,598	22,723	1984	2011	35 years
Evergreen North Cascades	Bellingham	WA	—	1,220	7,554	—	1,220	7,554	8,774	1,029	7,745	1999	2011	35 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	2,978	27,109	1995	2011	35 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,031	848	1955	1992	29 years
SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	1,964	16,135	1972	2011	35 years
SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	1,046	8,480	1988	2011	35 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	2,819	2,786	1986	1991	40 years
Queen Anne Healthcare	Seattle	WA	—	570	2,750	228	570	2,978	3,548	2,267	1,281	1970	1993	29 years
Richmond Beach Rehab	Seattle	WA	—	2,930	16,199	231	2,930	16,430	19,360	1,921	17,439	1993	2011	35 years
Avamere Olympic Rehab of Sequim	Sequim	WA	—	590	16,896	—	590	16,896	17,486	1,935	15,551	1974	2011	35 years
Shelton Nursing Home	Shelton	WA	—	510	8,570	—	510	8,570	9,080	1,013	8,067	1998	2011	35 years
Avamere Heritage Rehab of Tacoma	Tacoma	WA	—	1,760	4,616	—	1,760	4,616	6,376	635	5,741	1968	2011	35 years
Avamere Skilled Nursing Tacoma	Tacoma	WA	—	1,320	1,544	2,050	1,320	3,594	4,914	370	4,544	1972	2011	35 years
Cascade Park Care Center	Vancouver	WA	—	1,860	14,854	—	1,860	14,854	16,714	1,670	15,044	1991	2011	35 years
Eastview Medical and Rehabilitation Center	Antigo	WI	—	200	4,047	236	200	4,283	4,483	3,727	756	1962	1991	28 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Colony Oaks Care Center	Appleton	WI	—	353	3,571	280	353	3,851	4,204	2,994	1,210	1967	1993	29 years
Mount Carmel Medical and Rehabilitation Center	Burlington	WI	—	274	7,205	299	274	7,504	7,778	5,122	2,656	1971	1991	30 years
Chilton Health and Rehab	Chilton	WI	—	440	6,114	—	440	6,114	6,554	2,932	3,622	1963	2011	35 years
Florence Villa	Florence	WI	—	340	5,631	—	340	5,631	5,971	719	5,252	1970	2011	35 years
San Luis Medical and Rehabilitation Center	Green Bay	WI	—	259	5,299	224	259	5,523	5,782	4,582	1,200	1968	1996	25 years
Western Village	Green Bay	WI	—	1,310	4,882	—	1,310	4,882	6,192	716	5,476	1965	2011	35 years
Sheridan Medical Complex	Kenosha	WI	—	282	4,910	134	282	5,044	5,326	4,542	784	1964	1991	25 years
Woodstock Health and Rehabilitation Center	Kenosha	WI	—	562	7,424	331	562	7,755	8,317	7,096	1,221	1970	1991	25 years
North Ridge Medical and Rehabilitation Center	Manitowoc	WI	—	206	3,785	147	206	3,932	4,138	3,066	1,072	1964	1992	29 years
Vallhaven Care Center	Neenah	WI	—	337	5,125	368	337	5,493	5,830	4,201	1,629	1966	1993	28 years
Kennedy Park Medical & Rehabilitation Center	Schofield	WI	—	301	3,596	399	301	3,995	4,296	3,748	548	1966	1982	29 years
Greendale Health & Rehab	Sheboygan	WI	—	880	1,941	—	880	1,941	2,821	325	2,496	1967	2011	35 years
South Shore Manor	St. Francis	WI	—	630	2,300	—	630	2,300	2,930	309	2,621	1960	2011	35 years
Waukesha Springs (Westmoreland)	Waukesha	WI	—	1,380	16,205	—	1,380	16,205	17,585	2,072	15,513	1973	2011	35 years
Colonial Manor Medical and Rehabilitation Center	Wausau	WI	—	169	3,370	183	169	3,553	3,722	2,419	1,303	1964	1995	30 years
Wisconsin Dells Health & Rehab	Wisconsin Dells	WI	—	730	18,994	—	730	18,994	19,724	2,086	17,638	1972	2011	35 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	1,426	11,833	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	1,402	11,628	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	2,690	22,175	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	1,450	11,855	1987	2011	35 years
Sage View Care Center	Rock Springs	WY	—	287	2,392	158	287	2,550	2,837	1,903	934	1964	1993	30 years
TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	236,050	2,398,083	35,259	236,131	2,433,261	2,669,392	575,467	2,093,925
TOTAL FOR SKILLED NURSING FACILITIES			—	252,494	2,560,418	34,879	252,195	2,595,596	2,847,791	701,288	2,146,503
KINDRED HOSPITALS
Kindred Hospital - Arizona - Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,604	981	1980	1992	30 years
Kindred Hospital - Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,827	394	1969	1994	25 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,258	4,497	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,759	752	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	10,940	1,494	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,059	2,546	1962	1993	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,549	562	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,664	599	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,724	1,695	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	13,282	2,556	N/A	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,247	511	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,220	614	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	13,624	4,483	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	4,760	5,648	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	18,697	2,866	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,381	1,657	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	5,609	1,739	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	7,732	894	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,243	1,543	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	11,776	3,544	1964	1995	20 years
Kindred Hospital - New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	4,330	1,289	1968	1978	20 years
Kindred Hospital - Boston	Brighton	MA	—	1,551	9,796	—	1,551	9,796	11,347	9,003	2,344	1930	1994	25 years
Kindred Hospital - Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	5,418	2,693	1974	1993	40 years
Kindred Hospital - Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,561	630	N/A	1992	30 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,830	1,383	1984	1991	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,490	1,106	1964	1994	20 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,713	1,551	1985	1993	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,299	1,988	1980	1994	40 years
Kindred Hospital - Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	4,368	1,532	1958	1993	30 years
Kindred Hospital - Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	9,398	4,118	1972	1996	40 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,072	2,286	N/A	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	3,915	1,256	1975	1993	22 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,352	2,448	1987	1986	20 years
Kindred Hospital - Fort Worth	Fort Worth	TX	—	648	10,608	—	648	10,608	11,256	8,506	2,750	1960	1994	34 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	5,238	3,249	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,575	520	N/A	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,843	886	1983	1990	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	8,445	3,217	1981	1993	30 years
TOTAL FOR KINDRED HOSPITALS			—	38,172	272,960	—	38,172	272,960	311,132	236,311	74,821
NON-KINDRED HOSPITALS
Southern Arizone Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	2,673	23,686	1992	2011	35 years
HealthBridge Children's Hospital	Orange	CA	—	1,330	9,317	—	1,330	9,317	10,647	1,002	9,645	2000	2011	35 years
HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	2,688	25,370	1991	2011	35 years
Gateway Rehabilitation Hospital at Florence	Florence	KY	—	3,600	4,924	—	3,600	4,924	8,524	1,149	7,375	2001	2006	35 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	827	17,417	2013	2012	35 years
The Ranch/Touchstone	Conroe	TX	—	2,710	28,428	8,500	2,710	36,928	39,638	2,999	36,639	1992	2011	35 years
Highlands Regional Rehabilitation Hospital	El Paso	TX	—	1,900	23,616	—	1,900	23,616	25,516	5,510	20,006	1999	2006	35 years
Houston Children's Hospital	Houston	TX	—	1,800	15,770	—	1,800	15,770	17,570	1,676	15,894	1999	2011	35 years
Beacon Specialty Hospital	Spring	TX	—	960	6,498	—	960	6,498	7,458	708	6,750	1995	2011	35 years
TOTAL FOR NON-KINDRED HOSPITALS			—	17,680	155,834	8,500	17,680	164,334	182,014	19,232	162,782
TOTAL FOR HOSPITALS			—	55,852	428,794	8,500	55,852	437,294	493,146	255,543	237,603

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
BROOKDALE SENIORS HOUSING COMMUNITIES
Wellington Place at Muscle Shoals	Muscle Shoals	AL	—	340	4,017	—	340	4,017	4,357	511	3,846	1999	2011	35 years
Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	784	7,754	1998	2011	35 years
Park Regency Premier Club	Chandler	AZ	—	2,260	19,338	—	2,260	19,338	21,598	2,531	19,067	1992	2011	35 years
The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	8,902	18,763	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	2,475	5,178	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,182	4,653	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,723	3,747	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,438	3,239	1997	2005	35 years
Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,678	3,573	1998	2005	35 years
Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	2,501	7,871	1977	2005	35 years
Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	24,066	50,294	1988	2005	35 years
The Atrium	San Jose	CA	—	6,240	66,329	8,970	6,240	75,299	81,539	22,886	58,653	1987	2005	35 years
Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	13,159	27,333	1987	2005	35 years
Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	3,864	10,542	1986	2005	35 years
Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	2,301	19,672	1985	2011	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	3,282	6,712	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	5,012	840	9,403	—	840	9,403	10,243	3,326	6,917	1997	2005	35 years
The Gables at Farmington	Farmington	CT	—	3,995	36,310	—	3,995	36,310	40,305	12,966	27,339	1984	2005	35 years
Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	3,937	10,932	1999	2004	35 years
Chatfield	West Hartford	CT	—	2,493	22,833	1,644	2,493	24,477	26,970	8,139	18,831	1989	2005	35 years
Emeritus at Bonita Springs	Bonita Springs	FL	9,029	1,540	10,783	—	1,540	10,783	12,323	3,756	8,567	1989	2005	35 years
Emeritus at Boynton Beach	Boynton Beach	FL	13,838	2,317	16,218	—	2,317	16,218	18,535	5,471	13,064	1999	2005	35 years
Emeritus at Deer Creek	Deerfield Beach	FL	—	1,399	9,791	—	1,399	9,791	11,190	3,649	7,541	1999	2005	35 years
Clare Bridge of Ft. Myers	Fort Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	871	8,501	1996	2011	35 years
Wellington Place at Ft Walton	Fort Walton Beach	FL	—	2,610	11,041	—	2,610	11,041	13,651	1,221	12,430	2000	2011	35 years
Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	1,775	15,830	1997	2011	35 years
Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	1,054	9,905	1997	2011	35 years
Emeritus at Jensen Beach	Jensen Beach	FL	12,417	1,831	12,820	—	1,831	12,820	14,651	4,450	10,201	1999	2005	35 years
Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	1,071	10,327	1997	2011	35 years
Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	1,020	8,637	1997	2011	35 years
Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	2,153	4,567	1998	2005	35 years
Sterling House of Englewood (FL)	Rotonda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	580	5,491	1997	2011	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	4,451	667	6,168	—	667	6,168	6,835	2,182	4,653	1998	2005	35 years
Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	1,702	14,558	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Clare Bridge of West Melbourne	West Melbourne	FL	6,343	586	5,481	—	586	5,481	6,067	1,939	4,128	2000	2005	35 years
The Classic at West Palm Beach	West Palm Beach	FL	25,512	3,758	33,072	—	3,758	33,072	36,830	11,901	24,929	1990	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,063	2,175	1997	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	1,963	4,024	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	2,176	4,680	1997	2005	35 years
The Hallmark	Chicago	IL	—	11,057	107,517	3,266	11,057	110,783	121,840	38,314	83,526	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	9,628	20,112	1950	2005	35 years
The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	21,676	45,360	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	15,025	32,991	1987	2005	35 years
The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	25,297	53,056	1990	2005	35 years
Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	12,671	29,079	1999	2004	35 years
Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	12,956	26,527	1987	2005	35 years
The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	3,618	7,570	1999	2005	35 years
Sterling House of Evansville	Evansville	IN	3,571	357	3,765	—	357	3,765	4,122	1,332	2,790	1998	2005	35 years
Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	4,122	8,673	1986	2005	35 years
Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,263	2,514	1998	2005	35 years
Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,291	2,486	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,459	3,160	1998	2005	35 years
Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	502	4,360	1994	2011	35 years
Clare Bridge of Leawood	Leawood	KS	3,637	117	5,127	—	117	5,127	5,244	1,814	3,430	2000	2005	35 years
Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	646	5,311	1996	2011	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	4,870	370	6,825	—	370	6,825	7,195	2,414	4,781	2000	2005	35 years
Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	303	2,441	1994	2011	35 years
Emeritus at Farm Pond	Framingham	MA	—	5,819	33,361	1,894	5,819	35,255	41,074	9,852	31,222	1999	2004	35 years
Emeritus at Cape Cod (WhiteHall)	Hyannis	MA	6,372	1,277	9,063	—	1,277	9,063	10,340	2,594	7,746	1999	2005	35 years
River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	20,462	43,501	1986	2005	35 years
Woven Hearts of Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	717	5,175	1997	2011	35 years
Clare Bridge of Delta Charter	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	1,246	10,955	1998	2011	35 years
Woven Hearts of Delta Charter	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	505	3,628	1998	2011	35 years
Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	1,283	9,794	1994	2011	35 years
Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	1,300	9,646	1994	2011	35 years
Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	756	6,718	1998	2011	35 years
Clare Bridge of Grand Blanc I	Holly	MI	—	450	12,373	—	450	12,373	12,823	1,350	11,473	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wynwood of Grand Blanc II	Holly	MI	—	620	14,627	—	620	14,627	15,247	1,618	13,629	1998	2011	35 years
Wynwood of Northville	Northville	MI	7,161	407	6,068	—	407	6,068	6,475	2,146	4,329	1996	2005	35 years
Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	1,848	15,960	1998	2011	35 years
Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	1,451	12,002	1998	2011	35 years
Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	4,177	8,773	1996	2005	35 years
Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	1,004	8,353	1995	2011	35 years
Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	593	1,232	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	2,203	4,326	1998	2005	35 years
Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	156	1,459	1997	2011	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,825	253	2,655	—	253	2,655	2,908	939	1,969	1997	2005	35 years
Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	113	787	1996	2011	35 years
Edina Park Plaza	Minneapolis	MN	15,040	3,621	33,141	7,271	3,621	40,412	44,033	11,816	32,217	1998	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	2,934	6,419	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	3,068	6,286	1998	2005	35 years
Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	369	3,289	1997	2011	35 years
Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	531	4,772	1997	2011	35 years
Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	312	1,878	1997	2011	35 years
The Solana West County	Ballwin	MO	—	3,100	35,074	—	3,100	35,074	38,174	470	37,704	2012	2014	35 years
Wellington Place of Greenville	Greenville	MS	—	600	1,522	—	600	1,522	2,122	258	1,864	1999	2011	35 years
Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,287	4,903	1997	2005	35 years
Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	1,196	10,115	1997	2011	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,237	2,628	1997	2005	35 years
Brendenwood	Voorhees Township	NJ	17,770	3,158	29,909	—	3,158	29,909	33,067	10,580	22,487	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,677	3,945	1997	2005	35 years
Sterling House of Deptford	Woodbury	NJ	—	1,190	5,482	—	1,190	5,482	6,672	665	6,007	1998	2011	35 years
Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	9,697	18,481	1986	2005	35 years
Westwood Assisted Living	Sparks	NV	—	1,040	7,376	—	1,040	7,376	8,416	1,015	7,401	1991	2011	35 years
Westwood Active Retirement	Sparks	NV	—	1,520	9,280	—	1,520	9,280	10,800	1,353	9,447	1993	2011	35 years
Wynwood of Kenmore	Buffalo	NY	13,352	1,487	15,170	—	1,487	15,170	16,657	5,366	11,291	1995	2005	35 years
Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	2,663	5,812	1991	2005	35 years
Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	3,010	26,117	1994	2011	35 years
Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,438	3,239	1997	2005	35 years
The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	3,457	7,172	1988	2005	35 years
Clare Bridge of Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	2,947	6,407	1997	2005	35 years
Wynwood of Niskayuna	Schenectady	NY	16,758	1,884	16,103	—	1,884	16,103	17,987	5,696	12,291	1996	2005	35 years
Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	4,044	8,522	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	6,903	839	3,841	—	839	3,841	4,680	1,359	3,321	1997	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Alliance	Alliance	OH	2,263	392	6,283	—	392	6,283	6,675	2,222	4,453	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,092	2,146	1999	2005	35 years
Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	1,186	10,138	1997	2011	35 years
Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	1,903	4,065	1998	2005	35 years
Sterling House of Englewood (OH)	Clayton	OH	—	630	6,477	—	630	6,477	7,107	745	6,362	1997	2011	35 years
Emeritus at Lakeview	Columbus	OH	—	770	11,220	—	770	11,220	11,990	1,310	10,680	1998	2011	35 years
Sterling House of Westerville	Columbus	OH	1,857	267	3,600	—	267	3,600	3,867	1,274	2,593	1999	2005	35 years
Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	562	4,072	1997	2011	35 years
Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	564	4,558	1998	2011	35 years
Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	432	3,494	1998	2011	35 years
Emeritus at Camelot Place	Medina	OH	—	340	21,566	—	340	21,566	21,906	2,377	19,529	1995	2011	35 years
Emeritus at Medina	Medina	OH	—	1,110	24,700	—	1,110	24,700	25,810	2,685	23,125	2000	2011	35 years
Emeritus at Hillenvale	Mount Vernon	OH	—	1,100	12,493	—	1,100	12,493	13,593	1,443	12,150	2001	2011	35 years
Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,648	3,645	1998	2005	35 years
Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	1,011	9,263	1997	2011	35 years
Emeritus at North Hills	Zanesville	OH	—	1,560	11,067	—	1,560	11,067	12,627	1,322	11,305	1996	2011	35 years
Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	1,129	9,650	1997	2011	35 years
Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	213	1,676	1994	2011	35 years
Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	996	12,666	1996	2011	35 years
Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	1,176	10,777	1994	2011	35 years
The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	1,110	10,393	1988	2011	35 years
McMinnville Residential Estates	McMinnville	OR	1,771	1,230	7,561	—	1,230	7,561	8,791	1,025	7,766	1989	2011	35 years
Homewood Residence at Deane Hill	Knoxville	TN	—	1,150	15,705	—	1,150	15,705	16,855	1,844	15,011	2001	2011	35 years
Wellington Place at Newport	Newport	TN	—	820	4,046	—	820	4,046	4,866	518	4,348	2000	2011	35 years
Trinity Towers	Corpus Christi	TX	—	1,920	71,661	—	1,920	71,661	73,581	7,809	65,772	1985	2011	35 years
Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	753	7,709	1996	2011	35 years
Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	404	3,340	1996	2011	35 years
Broadway Plaza at Westover Hill	Fort Worth	TX	—	1,660	25,703	—	1,660	25,703	27,363	2,796	24,567	2001	2011	35 years
Hampton at Pinegate	Houston	TX	—	3,440	15,913	—	3,440	15,913	19,353	1,830	17,523	1998	2011	35 years
Hampton at Shadowlake	Houston	TX	—	2,520	13,770	—	2,520	13,770	16,290	1,615	14,675	1999	2011	35 years
Hampton at Spring Shadow	Houston	TX	—	1,250	15,760	—	1,250	15,760	17,010	1,754	15,256	1999	2011	35 years
Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	933	8,075	1997	2011	35 years
Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	230	1,658	1997	2011	35 years
Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	323	2,448	1996	2011	35 years
Hampton at Pearland	Pearland	TX	—	1,250	12,869	—	1,250	12,869	14,119	1,500	12,619	1998	2011	35 years
Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	1,115	10,336	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	599	4,812	1997	2011	35 years
Emeritus at Ridgewood Gardens	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	5,238	12,881	1998	2011	35 years
Clare Bridge of Lynwood	Lynnwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	3,386	7,406	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	9,732	1,055	8,298	—	1,055	8,298	9,353	2,935	6,418	1998	2005	35 years
Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	2,613	21,617	1990	2011	35 years
Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	4,759	9,758	1915	2005	35 years
Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	1,756	15,050	1997	2011	35 years
Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	586	4,450	1988	2011	35 years
Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	1,709	14,427	1998	2011	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	567	1,232	2000	2005	35 years
Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	2,425	6,329	2000	2005	35 years
Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	220	2,104	1997	2011	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,640	4,163	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	2,544	6,568	1998	2005	35 years
Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	555	4,846	1997	2011	35 years
Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	151	1,219	1996	2011	35 years
Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	542	4,657	1995	2011	35 years
Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	241	1,823	1996	2011	35 years
Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	161	1,320	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			255,484	218,194	2,112,392	38,533	219,127	2,149,992	2,369,119	546,213	1,822,906
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	246	4,439	14,606	19,045	1,423	17,622	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	466	2,255	28,015	30,270	6,570	23,700	2007	2007	35 years
Sunrise of River Road	Tucson	AZ	—	2,971	12,399	65	2,971	12,464	15,435	1,117	14,318	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(6,469)	10,057	32,657	42,714	7,599	35,115	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	445	6,663	32,368	39,031	7,992	31,039	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(4,863)	7,144	26,295	33,439	6,261	27,178	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,067	4,960	21,587	26,547	5,607	20,940	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	210	1,269	14,808	16,077	1,368	14,709	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	10,452	1,456	23,679	1,471	2,265	24,341	26,606	6,049	20,557	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	1,036	3,827	25,571	29,398	6,346	23,052	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	1,023	5,530	20,637	26,167	5,186	20,981	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	651	1,413	24,181	25,594	5,734	19,860	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,255	2,686	36,586	39,272	8,570	30,702	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	715	2,948	35,061	38,009	8,278	29,731	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	16,495	3,868	29,293	3,811	3,966	33,006	36,972	8,289	28,683	1998	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	842	5,006	31,493	36,499	7,406	29,093	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	1,066	1,714	26,281	27,995	6,163	21,832	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	836	1,703	29,124	30,827	7,027	23,800	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	1,457	1,431	32,328	33,759	8,040	25,719	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	10,382	1,813	22,183	1,040	1,846	23,190	25,036	5,825	19,211	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	7,432	2,649	16,243	1,020	2,686	17,226	19,912	4,299	15,613	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	1,228	4,646	29,727	34,373	7,511	26,862	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	39	2,405	17,695	20,100	1,674	18,426	2009	2012	35 years
Sunrise of Ivey Ridge	Alpharetta	GA	5,064	1,507	18,516	908	1,513	19,418	20,931	4,949	15,982	1998	2007	35 years
Sunrise of Huntcliff I	Atlanta	GA	30,197	4,232	66,161	13,563	4,226	79,730	83,956	17,802	66,154	1987	2007	35 years
Sunrise of Huntcliff II	Atlanta	GA	4,864	2,154	17,137	1,577	2,160	18,708	20,868	4,667	16,201	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	9,330	1,797	23,420	1,248	1,799	24,666	26,465	5,970	20,495	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	248	859	15,333	16,192	1,442	14,750	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	1,289	1,382	39,819	41,201	9,430	31,771	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	824	2,251	28,748	30,999	7,076	23,923	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	534	3,504	27,202	30,706	6,304	24,402	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	1,711	1,990	30,205	32,195	7,451	24,744	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	18,651	2,363	42,205	893	2,369	43,092	45,461	10,271	35,190	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	1,831	5,612	41,309	46,921	9,592	37,329	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	18,515	1,454	60,738	1,934	2,047	62,079	64,126	13,030	51,096	2000	2007	35 years
Sunrise of Old Meridian	Carmel	IN	—	8,550	31,746	43	8,550	31,789	40,339	2,995	37,344	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	317	719	16,650	17,369	1,426	15,943	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	308	651	11,322	11,973	1,070	10,903	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	7,972	1,212	23,547	1,160	1,253	24,666	25,919	5,889	20,030	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	17,077	86	34,393	712	107	35,084	35,191	8,609	26,582	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	1,509	2,269	32,438	34,707	7,666	27,041	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	1,682	1,855	24,690	26,545	5,966	20,579	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	990	1,066	40,179	41,245	9,238	32,007	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,296	3,742	28,947	32,689	6,887	25,802	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	112	1,284	21,883	23,167	1,980	21,187	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	860	1,525	26,870	28,395	6,653	21,742	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,003	2,778	39,665	42,443	9,427	33,016	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	577	1,833	24,229	26,062	6,001	20,061	2001	2007	35 years
Sunrise of Edina	Edina	MN	8,809	3,181	24,224	2,287	3,212	26,480	29,692	6,481	23,211	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	1,524	1,988	20,984	22,972	5,021	17,951	1999	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	3,411	762	40,489	41,251	9,451	31,800	2000	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	1,432	3,031	27,358	30,389	6,976	23,413	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	174	4,014	15,198	19,212	1,497	17,715	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	18,473	1,492	32,052	1,471	1,517	33,498	35,015	7,906	27,109	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	17,156	2,985	36,795	1,446	3,033	38,193	41,226	9,028	32,198	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	9,443	1,053	19,101	627	1,063	19,718	20,781	4,973	15,808	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	13,627	1,288	24,990	1,360	1,352	26,286	27,638	6,372	21,266	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	18,058	5,057	23,803	1,457	5,117	25,200	30,317	6,173	24,144	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	984	3,537	31,741	35,278	7,853	27,425	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	1,396	4,700	39,405	44,105	9,917	34,188	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	1,776	4,400	30,191	34,591	7,439	27,152	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	935	1,948	28,216	30,164	6,947	23,217	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	12,727	2,853	25,621	1,509	3,038	26,945	29,983	7,123	22,860	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	(21)	7,284	23,842	31,126	7,462	23,664	2006	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	912	806	17,442	18,248	4,230	14,018	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	778	631	11,012	11,643	2,795	8,848	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(4,750)	1,349	31,584	32,933	7,459	25,474	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	455	1,193	24,883	26,076	5,809	20,267	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(5,300)	2,038	36,124	38,162	8,417	29,745	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(4,412)	3,080	29,693	32,773	6,915	25,858	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(3,670)	1,676	23,631	25,307	5,938	19,369	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	641	2,756	38,127	40,883	8,779	32,104	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(5,486)	1,850	36,073	37,923	8,266	29,657	2002	2007	35 years
Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	(5,551)	1,251	53,274	54,525	11,357	43,168	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	587	1,836	21,446	23,282	5,087	18,195	2001	2007	35 years
Sunrise of Abington	Abington	PA	23,207	1,838	53,660	3,069	1,980	56,587	58,567	13,247	45,320	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	1,877	1,814	25,748	27,562	6,427	21,135	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	1,171	1,155	18,904	20,059	4,734	15,325	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	7,281	941	25,872	1,419	962	27,270	28,232	6,481	21,751	1997	2007	35 years
Sunrise at Granite Run	Media	PA	11,206	1,272	31,781	1,739	1,341	33,451	34,792	7,800	26,992	1997	2007	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	1,116	1,566	24,093	25,659	6,319	19,340	1999	2007	35 years
Sunrise of Lower Makefield	Yardley	PA	—	3,165	21,337	198	3,165	21,535	24,700	2,024	22,676	2008	2012	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	444	2,626	28,114	30,740	6,801	23,939	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	316	2,017	18,910	20,927	1,747	19,180	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	108	2,535	14,643	17,178	1,224	15,954	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	333	2,538	21,907	24,445	2,003	22,442	2007	2012	35 years
Sunrise of Holladay	Holladay	UT	—	2,542	44,771	241	2,542	45,012	47,554	4,070	43,484	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	(66)	2,618	22,879	25,497	5,655	19,842	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	5,185	88	14,811	1,312	171	16,040	16,211	4,374	11,837	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,054	1,148	18,472	19,620	4,702	14,918	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Bon Air	Richmond	VA	—	2,047	22,079	293	2,032	22,387	24,419	2,089	22,330	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	8,337	4,440	18,834	2,210	4,454	21,030	25,484	4,999	20,485	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			309,940	245,515	2,532,176	58,592	244,300	2,591,983	2,836,283	576,492	2,259,791
ATRIA SENIORS HOUSING COMMUNITIES
Arbour Lake	Calgary	AB	—	2,512	39,188	—	2,512	39,188	41,700	460	41,240	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	—	1,617	30,803	32,420	371	32,049	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	—	2,865	30,482	33,347	374	32,973	1999	2014	35 years
View at Lethbridge	Lethbridge	AB	—	2,503	24,770	—	2,503	24,770	27,273	325	26,948	2007	2014	35 years
Victoria Park	Red Deer	AB	9,952	1,188	22,554	—	1,188	22,554	23,742	298	23,444	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	—	3,639	22,519	26,158	295	25,863	1998	2014	35 years
Atria Regency	Mobile	AL	—	950	11,897	824	953	12,718	13,671	1,987	11,684	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	7,570	3,650	8,450	873	3,692	9,281	12,973	2,004	10,969	1988	2011	35 years
Atria Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	—	10,930	65,372	76,302	887	75,415	2000	2014	35 years
Atria Campana Del Rio	Tucson	AZ	—	5,861	37,284	1,072	5,896	38,321	44,217	5,712	38,505	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	288	1,709	348	2,057	148	1,909	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	18,170	3,010	30,969	537	3,016	31,500	34,516	4,190	30,326	1964	2011	35 years
Longlake Chateau	Nanaimo	BC	10,401	1,874	22,910	—	1,874	22,910	24,784	304	24,480	1990	2014	35 years
Prince George	Prince George	BC	10,239	2,066	22,761	—	2,066	22,761	24,827	305	24,522	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	—	3,419	16,351	19,770	230	19,540	1988	2014	35 years
Victorian at McKenzie	Victoria	BC	—	4,801	25,712	—	4,801	25,712	30,513	329	30,184	2003	2014	35 years
Atria Burlingame	Burlingame	CA	7,291	2,494	12,373	738	2,523	13,082	15,605	1,870	13,735	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	509	4,508	28,937	33,445	3,771	29,674	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	18,993	2,118	49,694	632	2,128	50,316	52,444	2,569	49,875	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	1,660	6,971	33,937	40,908	4,608	36,300	1984	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	388	184	4,505	4,689	825	3,864	1977	2011	35 years
Atria Daly City	Daly City	CA	7,425	3,090	13,448	632	3,090	14,080	17,170	1,939	15,231	1975	2011	35 years
Atria Covell Gardens	Davis	CA	18,788	2,163	39,657	7,159	2,272	46,707	48,979	5,970	43,009	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	721	5,891	9,922	15,813	1,563	14,250	1984	2011	35 years
Atria Escondido	Escondido	CA	—	1,196	7,155	—	1,196	7,155	8,351	179	8,172	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	11,840	1,965	28,414	181	1,983	28,577	30,560	1,583	28,977	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	671	6,921	24,194	31,115	3,548	27,567	1985	2011	35 years
Atria Woodbridge	Irvine	CA	—	—	5	1,173	9	1,169	1,178	148	1,030	1997	2012	35 years
Atria Lafayette	Lafayette	CA	19,942	5,679	56,922	83	5,686	56,998	62,684	2,804	59,880	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	3,579	3,502	16,035	19,537	1,769	17,768	1985	2011	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	417	5,827	25,105	30,932	3,329	27,603	1978	2011	35 years
Atria Pacific Palisades	Pacific Palisades	CA	7,348	4,458	17,064	863	4,461	17,924	22,385	4,715	17,670	2001	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	876	3,100	10,506	13,606	2,594	11,012	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	1,770	6,805	87,545	94,350	10,535	83,815	1989	2011	35 years
Atria Paradise	Paradise	CA	5,245	2,265	28,262	346	2,309	28,564	30,873	1,459	29,414	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	4,380	3,446	21,651	25,097	3,809	21,288	1987	2011	35 years
Atria Collwood	San Diego	CA	—	290	10,650	444	316	11,068	11,384	1,744	9,640	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	946	4,556	14,762	19,318	2,492	16,826	1975	2011	35 years
Atria Chateau Gardens	San Jose	CA	—	39	487	379	39	866	905	459	446	1977	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	1,824	8,526	44,987	53,513	4,774	48,739	1976	2011	35 years
Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	7,900	5,305	37,141	42,446	6,145	36,301	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	1,036	5,251	16,981	22,232	2,332	19,900	1986	2011	35 years
Atria Bayside Landing	Stockton	CA	—	—	467	351	—	818	818	437	381	1998	2011	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	3,296	6,217	33,267	39,484	4,018	35,466	1977	2011	35 years
Atria Tarzana	Tarzana	CA	—	960	47,547	301	960	47,848	48,808	2,203	46,605	2008	2013	35 years
Atria Vintage Hills	Temecula	CA	—	4,674	44,341	817	4,713	45,119	49,832	2,488	47,344	2000	2013	35 years
Atria Grand Oaks	Thousand Oaks	CA	22,350	5,994	50,309	119	6,024	50,398	56,422	2,754	53,668	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	9,187	6,612	34,230	40,842	4,920	35,922	1987	2011	35 years
Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	11,189	6,910	26,986	33,896	2,808	31,088	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	17,558	7,139	53,914	1,448	7,147	55,354	62,501	10,442	52,059	1977	2011	35 years
Atria Applewood	Lakewood	CO	—	3,656	48,657	108	3,656	48,765	52,421	2,830	49,591	2008	2013	35 years
Atria Inn at Lakewood	Lakewood	CO	—	6,281	50,095	1,047	6,311	51,112	57,423	6,104	51,319	1999	2011	35 years
Atria Vistas in Longmont	Longmont	CO	—	2,807	24,877	209	2,815	25,078	27,893	2,381	25,512	2009	2012	35 years
Atria Darien	Darien	CT	19,986	653	37,587	2,415	816	39,839	40,655	5,179	35,476	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	919	1,873	16,994	18,867	2,518	16,349	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	1,234	2,367	33,590	35,957	4,227	31,730	1998	2011	35 years
Atria Stamford	Stamford	CT	37,188	1,200	62,432	3,304	1,373	65,563	66,936	8,365	58,571	1975	2011	35 years
Atria Stratford	Stratford	CT	—	3,210	27,865	919	3,210	28,784	31,994	3,985	28,009	1999	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	6,028	2,537	42,387	44,924	4,653	40,271	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	1,712	3,151	16,355	19,506	2,836	16,670	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	863	1,624	33,281	34,905	4,798	30,107	1988	2011	35 years
Atria Baypoint Village	Hudson	FL	15,912	2,083	28,841	3,801	2,139	32,586	34,725	4,773	29,952	1986	2011	35 years
Atria San Pablo	Jacksonville	FL	5,691	1,620	14,920	570	1,636	15,474	17,110	2,008	15,102	1999	2011	35 years
Atria at St. Joseph's	Jupiter	FL	16,361	5,520	30,720	225	5,543	30,922	36,465	1,646	34,819	2007	2013	35 years
Atria Meridian	Lake Worth	FL	—	—	10	755	12	753	765	136	629	1986	2012	35 years
Atria Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	2,241	3,594	34,822	38,416	4,137	34,279	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	2,606	2,497	30,850	33,347	4,765	28,582	1981	2011	35 years
Atria North Point	Alpharetta	GA	42,431	4,830	78,318	—	4,830	78,318	83,148	1,824	81,324	2007	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Buckhead	Atlanta	GA	—	3,660	5,274	544	3,678	5,800	9,478	1,102	8,376	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	97	1,912	18,975	20,887	1,108	19,779	2000	2013	35 years
Atria Johnson Ferry	Marietta	GA	—	990	6,453	212	990	6,665	7,655	1,037	6,618	1995	2011	35 years
Atria Tucker	Tucker	GA	—	1,103	20,679	127	1,103	20,806	21,909	1,197	20,712	2000	2013	35 years
Atria Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	1,597	2,475	35,641	38,116	8,633	29,483	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	401	1,150	23,281	24,431	2,965	21,466	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	567	1,167	21,094	22,261	2,911	19,350	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	1,209	1,230	29,588	30,818	4,295	26,523	1987	2011	35 years
Atria Highland Crossing	Covington	KY	11,062	1,677	14,393	905	1,687	15,288	16,975	2,526	14,449	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	6,081	1,780	15,769	614	1,784	16,379	18,163	2,352	15,811	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	364	869	12,855	13,724	1,733	11,991	1996	2011	35 years
Atria St. Matthews	Louisville	KY	7,324	939	9,274	512	941	9,784	10,725	1,874	8,851	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	403	1,888	17,936	19,824	2,540	17,284	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	582	1,410	17,284	18,694	2,436	16,258	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	12,635	1,834	47,224	49,058	4,483	44,575	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	878	5,310	58,899	64,209	6,994	57,215	1998	2011	35 years
Atria Fairhaven (Alden)	Fairhaven	MA	—	1,100	16,093	511	1,100	16,604	17,704	2,127	15,577	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	30,000	4,630	—	32,630	6,433	30,827	37,260	1,983	35,277	2013	2011	CIP
Atria Woodbriar	Falmouth	MA	—	1,970	43,693	6,422	1,974	50,111	52,085	5,203	46,882	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	968	1,154	18,748	19,902	2,416	17,486	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	931	2,801	41,549	44,350	4,933	39,417	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	1,002	2,606	34,885	37,491	4,494	32,997	1999	2011	35 years
Riverheights Terrace	Brandon	MB	10,716	799	27,708	—	799	27,708	28,507	351	28,156	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	—	3,047	17,821	20,868	260	20,608	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	—	871	23,162	24,033	302	23,731	1988	2014	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	1,123	4,449	19,867	24,316	2,638	21,678	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	306	1,940	24,806	26,746	3,055	23,691	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	586	1,096	24,076	25,172	3,161	22,011	1998	2011	35 years
Atria Ann Arbor	Ann Arbor	MI	—	1,703	15,857	1,486	1,674	17,372	19,046	4,297	14,749	2001	2007	35 years
Atria Kinghaven	Riverview	MI	13,781	1,440	26,260	886	1,496	27,090	28,586	3,833	24,753	1987	2011	35 years
Atria Shorehaven	Sterling Heights	MI	—	—	8	610	—	618	618	90	528	1989	2012	35 years
Ste. Anne’s Court	Fredericton	NB	—	1,221	29,626	—	1,221	29,626	30,847	369	30,478	2002	2014	35 years
Chateau De Champlain	St. John	NB	10,065	796	24,577	—	796	24,577	25,373	320	25,053	2002	2014	35 years
Atria Merrywood	Charlotte	NC	—	1,678	36,892	1,653	1,678	38,545	40,223	5,397	34,826	1991	2011	35 years
Atria Southpoint	Durham	NC	16,936	2,130	25,920	87	2,130	26,007	28,137	1,531	26,606	2009	2013	35 years
Atria Oakridge	Raleigh	NC	15,708	1,482	28,838	139	1,512	28,947	30,459	1,713	28,746	2009	2013	35 years
Atria Cranford	Cranford	NJ	26,511	8,260	61,411	2,586	8,313	63,944	72,257	8,225	64,032	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	845	6,593	14,090	20,683	2,377	18,306	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Vista del Rio	Albuquerque	NM	—	—	36	641	27	650	677	102	575	1997	2012	35 years
Atria Sunlake	Las Vegas	NV	—	7	732	463	7	1,195	1,202	676	526	1998	2011	35 years
Atria Sutton	Las Vegas	NV	—	—	863	707	35	1,535	1,570	824	746	1998	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	632	11	1,417	1,428	727	701	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	249	4	656	660	377	283	1997	2011	35 years
Atria Shaker	Albany	NY	12,103	1,520	29,667	653	1,626	30,214	31,840	3,919	27,921	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	402	1,080	21,001	22,081	2,840	19,241	1980	2011	35 years
Atria Woodlands	Ardsley	NY	46,880	7,660	65,581	1,208	7,682	66,767	74,449	8,346	66,103	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	919	4,448	32,894	37,342	4,263	33,079	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	1,396	6,585	35,256	41,841	4,638	37,203	1997	2011	35 years
Atria Riverdale	Bronx	NY	21,612	1,020	24,149	6,664	1,035	30,798	31,833	3,733	28,100	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	242	1,204	25,089	26,293	869	25,424	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	10,973	9,960	45,440	55,400	4,715	50,685	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	759	2,049	25,935	27,984	6,450	21,534	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	1,033	3,390	55,084	58,474	6,521	51,953	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	34,937	2,750	47,919	1,411	2,756	49,324	52,080	6,022	46,058	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	1,342	8,207	2,494	10,701	1,012	9,689	1987	2011	35 years
Atria Hertlin House	Lake Ronkonkoma	NY	—	7,886	16,391	770	7,886	17,161	25,047	1,312	23,735	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	533	3,147	6,020	9,167	1,308	7,859	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	25,670	4,120	37,348	380	4,142	37,706	41,848	4,626	37,222	2005	2011	35 years
Atria 86th Street	New York	NY	—	80	73,685	3,903	167	77,501	77,668	9,878	67,790	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	2,285	8,141	65,356	73,497	8,733	64,764	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	417	622	22,451	23,073	2,977	20,096	1972	2011	35 years
Atria Plainview	Plainview	NY	13,430	2,480	16,060	820	2,630	16,730	19,360	2,361	16,999	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	43,757	9,660	74,936	788	9,682	75,702	85,384	9,287	76,097	2004	2011	35 years
Atria Kew Gardens	Queens	NY	27,855	3,051	66,013	2,728	3,051	68,741	71,792	8,001	63,791	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	494	2,050	17,174	19,224	2,376	16,848	2001	2011	35 years
Atria Greece	Rochester	NY	—	410	14,967	723	610	15,490	16,100	2,109	13,991	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	987	12,965	73,651	86,616	8,879	77,737	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	277	1,171	22,690	23,861	2,917	20,944	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	785	8,776	14,993	23,769	3,016	20,753	1967	2011	35 years
Atria Northgate Park	Cincinnati	OH	—	—	—	335	—	335	335	81	254	1985	2012	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	—	2,515	35,602	38,117	424	37,693	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	—	7,560	50,744	58,304	583	57,721	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	15,881	1,799	34,633	—	1,799	34,633	36,432	415	36,017	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	16,640	2,221	36,272	—	2,221	36,272	38,493	435	38,058	2000	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	—	1,587	37,243	38,830	443	38,387	2000	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	—	1,778	33,922	35,700	409	35,291	2004	2014	35 years
Stamford Estates	Niagara Falls	ON	12,922	1,414	29,439	—	1,414	29,439	30,853	362	30,491	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	15,922	2,485	33,747	—	2,485	33,747	36,232	410	35,822	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	15,034	8,214	24,056	—	8,214	24,056	32,270	332	31,938	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	—	2,965	39,206	42,171	472	41,699	2002	2014	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	360	2,479	23,230	25,709	3,300	22,409	1998	2011	35 years
Atria Center City	Philadelphia	PA	23,234	3,460	18,291	1,561	3,460	19,852	23,312	2,975	20,337	1964	2011	35 years
Atria Woodbridge Place	Phoenixville	PA	—	1,510	19,130	387	1,510	19,517	21,027	2,695	18,332	1996	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	283	895	11,152	12,047	1,820	10,227	1998	2011	35 years
La Residence Steger	Saint-Laurent	QC	6,355	1,995	10,926	—	1,995	10,926	12,921	178	12,743	1999	2014	35 years
Primrose Chateau	Saskatoon	QC	15,845	2,611	32,729	—	2,611	32,729	35,340	396	34,944	1996	2014	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	1,821	2,074	35,147	37,221	5,047	32,174	2000	2011	35 years
Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	651	2,113	22,329	24,442	2,921	21,521	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	465	1,464	13,127	14,591	2,034	12,557	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	402	2,810	32,025	34,835	3,825	31,010	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	488	680	14,424	15,104	1,887	13,217	1999	2011	35 years
Mulberry Estates	Moose Jaw	SK	15,909	2,173	31,791	—	2,173	31,791	33,964	391	33,573	2003	2014	35 years
Queen Victoria	Regina	SK	—	3,018	34,109	—	3,018	34,109	37,127	409	36,718	2000	2014	35 years
Atria Weston Place	Knoxville	TN	9,703	793	7,961	811	967	8,598	9,565	1,374	8,191	1993	2011	35 years
Atria Village at Arboretum	Austin	TX	—	8,280	61,764	289	8,292	62,041	70,333	4,573	65,760	2009	2012	35 years
Atria Collier Park	Beaumont	TX	—	—	—	520	2	518	520	133	387	1996	2012	35 years
Atria Carrollton	Carrollton	TX	7,189	360	20,465	815	364	21,276	21,640	2,824	18,816	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	254	2,070	23,358	25,428	3,055	22,373	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	401	2,318	22,679	24,997	3,043	21,954	1999	2011	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	334	1,179	4,843	6,022	886	5,136	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	343	1,955	30,702	32,657	1,835	30,822	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	304	3,125	46,288	49,413	2,718	46,695	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	505	1,590	24,167	25,757	3,127	22,630	1998	2011	35 years
Atria Cypresswood	Spring	TX	9,175	880	9,192	336	880	9,528	10,408	1,371	9,037	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	532	971	18,073	19,044	2,359	16,685	1999	2011	35 years
Atria Copeland	Tyler	TX	9,945	1,879	17,901	410	1,881	18,309	20,190	2,520	17,670	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	532	927	31,796	32,723	4,430	28,293	1985	2011	35 years
Atria Sandy	Sandy	UT	—	3,356	18,805	1,453	3,499	20,115	23,614	3,245	20,369	1986	2011	35 years
Atria Virginia Beach (Hilltop)	Virginia Beach	VA	—	1,749	33,004	411	1,749	33,415	35,164	4,446	30,718	1998	2011	35 years
Other Projects			—	—	1,938	—	—	1,938	1,938	—	1,938	CIP	CIP	CIP
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			959,138	520,385	4,710,535	233,570	527,898	4,936,592	5,464,490	498,245	4,966,245

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	474	1,046	19,613	20,659	2,237	18,422	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	440	1,723	11,707	13,430	1,460	11,970	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	458	1,020	10,699	11,719	1,349	10,370	2000	2011	35 years
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	1,278	4,418	1999	2006	35 years
Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	469	4,249	1998	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	—	1,326	10,904	12,230	3,009	9,221	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	1,774	7,079	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	2,093	7,082	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	1,328	5,685	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	—	9,066	3,094	8,882	11,976	977	10,999	2011	2011	35 years
Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	4,144	12,180	1986	2005	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	532	6,276	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	39	15,165	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	41	15,345	1999	2014	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	2,179	13,235	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	—	1,931	33,576	35,507	93	35,414	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	(5,365)	2,040	1,227	3,267	—	3,267	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	37	13,482	1999	2014	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	734	1,090	13,676	14,766	1,623	13,143	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	405	1,940	5,600	7,540	806	6,734	1999	2011	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	49	6,703	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	1,982	17,025	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	7,110	25,119	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	42	15,956	1998	2014	35 years
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	1,202	9,577	1989	2011	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	157	20,818	2003	2014	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	7,614	27,809	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	670	5,658	1997	2011	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,424	7,108	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	13,848	54,605	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	1,836	44,783	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	29	11,148	1999	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	21	8,187	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	3,605	12,933	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	540	14,897	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	23	8,694	1999	2014	35 years
Villa de Palma	Placentia	CA	—	1,260	10,174	—	1,260	10,174	11,434	1,290	10,144	1982	2011	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	1,516	36,286	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	752	9,685	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	979	23,664	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	2,487	20,836	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,602	7,380	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	1,229	9,465	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	—	2,660	9,560	12,220	1,191	11,029	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	—	1,219	12,426	13,645	3,419	10,226	1977	2005	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	229	30,058	1996	2014	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	44	6,377	1999	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	551	7,333	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	1,388	36,653	2005	2013	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	24	9,654	1998	2014	35 years
Vista Village	Vista	CA	—	1,630	5,640	61	1,630	5,701	7,331	816	6,515	1980	2011	35 years
Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	5,093	23,465	1982	2006	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	—	1,700	11,514	13,214	1,321	11,893	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	1,110	27,832	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	1,077	13,213	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	979	7,862	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	339	2,726	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	884	21,559	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	913	22,179	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(3,501)	950	10,068	11,018	1,229	9,789	1979	2011	35 years
Gardenside Terrace	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	3,561	34,957	1999	2011	35 years
Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	4,763	41,169	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	1,445	35,646	2007	2013	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	990	7,737	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	682	5,650	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	1,455	13,702	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	654	5,415	1999	2011	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	—	3,660	9,122	12,782	1,294	11,488	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	1,378	4,982	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	742	6,371	1999	2011	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	8,393	78,104	N/A	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	2014	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	1,002	8,455	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	—	790	5,605	6,395	717	5,678	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	1,250	29,743	2009	2013	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	—	2,230	2,362	4,592	451	4,141	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	611	4,979	1999	2011	35 years
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	—	2,430	17,745	20,175	2,133	18,042	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	—	640	8,013	8,653	897	7,756	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	1,674	16,376	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	601	5,410	21,545	26,955	2,513	24,442	2001	2011	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	—	530	10,262	10,792	1,201	9,591	1997	2011	35 years
Elmcroft of Mt. Zion	Jonesboro	GA	—	1,140	15,447	(16,587)	—	—	—	—	—	2000	2011	35 years
Elmcroft of Milford Chase	Marietta	GA	—	3,350	7,431	(10,781)	—	—	—	—	—	2000	2011	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	1,449	5,723	1997	2007	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	—	1,867	15,835	17,702	—	17,702	1997	2014	35 years
Crownpointe of Carmel	Carmel	IN	—	1,110	1,933	—	1,110	1,933	3,043	324	2,719	1998	2011	35 years
Azalea Hills	Floyds Knobs	IN	—	2,370	8,708	—	2,370	8,708	11,078	1,035	10,043	2008	2011	35 years
Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	—	1,315	18,185	19,500	4,853	14,647	1987	2005	35 years
Crown Pointe Senior Living Community	Greensburg	IN	—	420	1,764	—	420	1,764	2,184	263	1,921	1999	2011	35 years
Summit West	Indianapolis	IN	—	1,240	7,922	—	1,240	7,922	9,162	992	8,170	1998	2011	35 years
The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,664	5,276	1985	2005	35 years
Lakeview Commons Assisted Living	Monticello	IN	—	250	5,263	—	250	5,263	5,513	588	4,925	1999	2011	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	2,404	9,058	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	598	4,807	1990	2011	35 years
Drury Place at Alvamar	Lawrence	KS	—	1,700	9,156	40	1,700	9,196	10,896	1,112	9,784	1995	2011	35 years
Drury Place at Salina	Salina	KS	—	1,300	1,738	26	1,302	1,762	3,064	348	2,716	1989	2011	35 years
Drury Place Retirement Apartments	Topeka	KS	—	390	6,217	29	390	6,246	6,636	743	5,893	1986	2011	35 years
Elmcroft of Florence	Florence	KY	—	1,535	21,826	—	1,535	21,826	23,361	—	23,361	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	1,000	24,397	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	—	758	12,048	12,806	—	12,806	2005	2014	35 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	1,990	3,884	1997	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wingate at Silver Lake	Kingston	MA	—	3,330	20,624	—	3,330	20,624	23,954	2,622	21,332	1996	2011	35 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	1,301	31,655	1998	2013	35 years
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	—	2,010	1,293	3,303	316	2,987	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	—	1,400	26,895	28,295	3,238	25,057	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	3,648	32,331	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	1,286	31,056	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	1,898	45,121	2000	2013	35 years
Sentry Hill	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	2,232	21,127	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	415	371	33,016	33,387	3,596	29,791	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	7,025	1,956	18,122	—	1,956	18,122	20,078	1,393	18,685	1989	2012	35 years
Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	499	510	14,475	14,985	1,804	13,181	2001	2011	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	—	2,540	11,707	14,247	1,284	12,963	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	—	6,190	8,296	14,486	1,045	13,441	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	—	1,860	8,920	10,780	1,070	9,710	1999	2011	35 years
Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	4,571	8,990	2000	2006	35 years
Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,858	3,681	1981	2006	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	1,041	24,690	2002	2013	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	1,172	10,472	2011	2011	35 years
Springs at Missoula	Missoula	MT	16,318	1,975	34,390	—	1,975	34,390	36,365	2,546	33,819	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	1,713	14,337	1998	2011	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	1,185	4,142	1997	2006	35 years
Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	2,050	16,705	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	1,692	15,098	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	937	8,645	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	2,172	19,032	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	1,146	27,161	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	1,665	13,810	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	9,757	1,989	18,648	—	1,989	18,648	20,637	1,464	19,173	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	838	2,938	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	2,730	23,876	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	1,730	14,401	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	1,461	10,501	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	1,236	10,450	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	—	1,210	9,768	10,978	1,108	9,870	1994	2011	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	3,311	9,955	1985	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	1,263	30,417	2009	2013	35 years
Brandywine at Brick	Brick	NJ	—	1,490	16,747	—	1,490	16,747	18,237	3,996	14,241	1999	2011	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	1,512	36,590	1997	2013	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	406	1,165	26,918	28,083	2,941	25,142	1998	2011	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	—	3,498	19,097	22,595	5,471	17,124	1988	2005	35 years
Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	2,912	21,460	1994	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	786	3,072	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	1,859	6,632	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	2,284	8,165	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	2,943	10,903	1998	2006	35 years
Elmcroft of Sagamore Hills	Northfield	OH	—	980	12,604	—	980	12,604	13,584	2,941	10,643	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	499	557	15,903	16,460	1,902	14,558	2000	2011	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	654	2,800	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	240	3,719	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	501	7,468	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	204	3,262	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	608	9,069	2004	2012	35 years
Elmcroft of Quail Springs	Oklahoma City	OK	—	500	16,632	(17,132)	—	—	—	—	—	1999	2011	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	1,164	15,097	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	44	6,697	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	655	17,177	1977	2013	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,065	4,400	9,418	13,818	1,107	12,711	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	35,354	4,689	55,035	—	4,689	55,035	59,724	3,431	56,293	2009	2013	35 years
Avamere court at Keizer	Keizer	OR	—	1,260	30,183	—	1,260	30,183	31,443	3,486	27,957	1970	2011	35 years
Keizer River ALZ Facility	Keizer	OR	—	—	—	7,382	922	6,460	7,382	53	7,329	2012	2012	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	—	1,800	16,122	17,922	1,926	15,996	2008	2011	35 years
The Pearl at Kruse Way	Lake Oswego	OR	—	2,000	12,880	—	2,000	12,880	14,880	1,500	13,380	2005	2011	35 years
Avamere at Three Fountains	Medford	OR	—	2,340	33,187	—	2,340	33,187	35,527	3,787	31,740	1974	2011	35 years
The Springs at Clackamas Woods (ILF)	Milwaukie	OR	10,731	1,264	22,429	—	1,264	22,429	23,693	1,661	22,032	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	5,741	681	12,077	—	681	12,077	12,758	894	11,864	1999	2012	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	383	1,320	5,047	6,367	654	5,713	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,147	1,910	6,396	8,306	674	7,632	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	217	29,020	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	—	3,150	16,740	19,890	1,973	17,917	2002	2011	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	226	1,000	7,535	8,535	931	7,604	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	—	1,940	4,027	5,967	652	5,315	1998	2011	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	203	1,010	7,254	8,264	906	7,358	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	483	5,264	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	378	1,410	10,874	12,284	1,256	11,028	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	144	19,273	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	1,327	5,530	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	2,003	7,977	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	1,573	5,279	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	—	1,660	12,624	14,284	1,552	12,732	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	1,819	6,410	1998	2006	35 years
Elmcroft of Altoona	Hollidaysburg	PA	—	331	4,729	—	331	4,729	5,060	1,104	3,956	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	1,712	5,864	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	1,322	4,576	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	1,917	3,359	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	796	3,029	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	3,461	6,769	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	—	619	11,662	12,281	—	12,281	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,300	2,293	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,727	3,044	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	1,568	3,737	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	1,153	4,427	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	—	189	5,170	5,359	1,206	4,153	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	1,388	5,331	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,781	6,056	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,728	5,999	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	—	1,260	6,923	8,183	849	7,334	1999	2011	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	1,145	27,384	1997	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	—	108	7,620	7,728	1,778	5,950	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	—	850	659	1,509	179	1,330	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	—	310	3,242	3,552	385	3,167	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	1,028	8,554	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	—	2,180	12,936	15,116	1,544	13,572	2002	2011	35 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	—	470	16,006	16,476	1,769	14,707	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	991	3,344	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	455	582	8,021	8,603	1,097	7,506	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	—	600	5,304	5,904	—	5,904	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	764	5,987	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	—	768	16,840	17,608	—	17,608	1998	2014	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	—	590	10,043	10,633	1,145	9,488	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	1,823	6,014	2000	2006	35 years
Elmcroft of Halls	Knoxville	TN	—	387	4,948	—	387	4,948	5,335	—	5,335	1998	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	2,496	8,640	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,653	5,613	2000	2006	35 years
Elmcroft of Twin Hills	Madison	TN	—	860	8,208	(9,068)	—	—	—	—	—	1999	2011	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	343	570	25,895	26,465	2,860	23,605	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	761	1,820	5,509	7,329	911	6,418	1989	2011	35 years
Glenmary Senior Manor	Memphis	TN	—	510	5,860	224	510	6,084	6,594	946	5,648	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	—	940	8,030	8,970	959	8,011	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	603	960	22,623	23,583	2,610	20,973	1998	2011	35 years
Trenton Health Care Center	Trenton	TN	—	460	6,058	—	460	6,058	6,518	3,560	2,958	1974	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	473	2,650	14,533	17,183	1,768	15,415	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	374	5,998	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	534	2,770	26,354	29,124	2,969	26,155	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	493	770	20,184	20,954	2,306	18,648	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	1,210	29,412	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	689	860	33,360	34,220	3,679	30,541	1997	2011	35 years
Heritage Oaks Retirement Village	Corsicana	TX	—	790	30,636	—	790	30,636	31,426	3,425	28,001	1996	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	646	5,766	1995	2011	35 years
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	544	8,032	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	883	21,468	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	626	3,970	16,545	20,515	1,979	18,536	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	419	1,593	22,207	23,800	2,501	21,299	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	455	1,620	19,210	20,830	2,208	18,622	1999	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	1,008	4,092	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	417	710	15,182	15,892	1,777	14,115	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	688	10,444	2007	2012	35 years
Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	654	6,303	11,179	17,482	1,442	16,040	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	1,225	28,987	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	—	—	6,733	1,014	5,719	6,733	284	6,449	2013	2011	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	864	13,556	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	526	920	13,537	14,457	1,667	12,790	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	1,027	25,017	2007	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	450	6,773	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	405	630	17,920	18,550	2,045	16,505	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	504	520	15,353	15,873	1,786	14,087	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	425	440	13,465	13,905	1,573	12,332	1997	2011	35 years
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	223	3,357	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	658	320	14,457	14,777	1,708	13,069	1996	2011	35 years
Mountain Ridge	South Ogden	UT	11,840	1,243	24,659	—	1,243	24,659	25,902	68	25,834	2001	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	1,525	5,838	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	741	10,099	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	180	7,527	1995	2014	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	—	520	6,144	6,664	775	5,889	1993	2011	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	—	1,490	13,724	15,214	1,615	13,599	1995	2011	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	34	35,354	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	1,483	35,968	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	—	210	14,145	14,355	1,522	12,833	1996	2011	35 years
Discovery Memory care	Sequim	WA	—	320	10,544	—	320	10,544	10,864	1,193	9,671	1961	2011	35 years
The Academy Retirement Comm	Spokane	WA	—	650	3,741	—	650	3,741	4,391	571	3,820	1959	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	—	2,200	5,938	8,138	928	7,210	1976	2011	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	225	1,698	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	(49)	140	1,967	2,107	245	1,862	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	289	2,351	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	—	150	4,356	4,506	483	4,023	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	487	4,193	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	224	2,229	2001	2011	35 years
Harmony of Denmark	Denmark	WI	1,112	220	2,228	—	220	2,228	2,448	274	2,174	1995	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	677	5,792	1996	2011	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	292	2,530	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	165	2,625	1999	2011	35 years
Harmony of Brenwood Park	Franklin	WI	5,810	1,870	13,804	—	1,870	13,804	15,674	1,498	14,176	2003	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	—	2,390	43,587	45,977	4,821	41,156	1988	2011	35 years
Harmony of Green Bay	Green Bay	WI	2,896	640	5,008	—	640	5,008	5,648	587	5,061	1990	2011	35 years
Layton Terrace	Greenfield	WI	7,195	3,490	39,201	—	3,490	39,201	42,691	4,426	38,265	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	243	2,103	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	433	3,139	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	289	2,425	1997	2011	35 years
Harmony of Kenosha	Kenosha	WI	3,769	1,180	8,717	—	1,180	8,717	9,897	964	8,933	1999	2011	35 years
Harbor House Kenosha	Kenosha	WI	—	710	3,254	520	710	3,774	4,484	376	4,108	1996	2011	35 years
Harmony of Madison	Madison	WI	3,902	650	4,279	—	650	4,279	4,929	537	4,392	1998	2011	35 years
Harmony of Manitowoc	Manitowoc	WI	4,579	450	10,101	—	450	10,101	10,551	1,116	9,435	1997	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	178	1,482	1997	2011	35 years
Harmony of McFarland	McFarland	WI	3,498	640	4,647	—	640	4,647	5,287	561	4,726	1998	2011	35 years
Adare II	Menasha	WI	—	110	537	20	110	557	667	84	583	1994	2011	35 years
Adare IV	Menasha	WI	—	110	537	5	110	542	652	80	572	1994	2011	35 years
Adare III	Menasha	WI	—	90	557	5	90	562	652	86	566	1993	2011	35 years
Adare I	Menasha	WI	—	90	557	5	90	562	652	82	570	1993	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Riverview Village	Menomonee Falls	WI	5,545	2,170	11,758	—	2,170	11,758	13,928	1,291	12,637	2003	2011	35 years
The Arboretum	Menomonee Falls	WI	4,920	5,640	49,083	583	5,640	49,666	55,306	5,694	49,612	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	164	2,690	1999	2011	35 years
Hart Park Square	Milwaukee	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	2,458	21,070	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	559	4,895	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	184	1,747	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	305	2,704	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	172	1,271	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	275	2,690	1997	2011	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	1,395	12,141	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	146	993	1993	2011	35 years
Harmony of Racine	Racine	WI	9,173	590	11,726	—	590	11,726	12,316	1,271	11,045	1998	2011	35 years
Harmony of Commons of Racine	Racine	WI	—	630	11,245	—	630	11,245	11,875	1,231	10,644	2003	2011	35 years
Harmony of Sheboygan	Sheboygan	WI	8,488	810	17,908	—	810	17,908	18,718	1,952	16,766	1996	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	684	6,584	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	198	2,487	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	225	2,826	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	5,040	2,320	17,232	—	2,320	17,232	19,552	2,004	17,548	2001	2011	35 years
Harmony of Stevens Point	Stevens Point	WI	7,746	790	10,081	—	790	10,081	10,871	1,133	9,738	2002	2011	35 years
Harmony Commons of Stevens Point	Stevens Point	WI	—	760	2,242	—	760	2,242	3,002	334	2,668	2005	2011	35 years
Harmony of Stoughton	Stoughton	WI	1,539	490	9,298	—	490	9,298	9,788	1,028	8,760	1997	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	389	3,252	1992	2011	35 years
Harmony of Two Rivers	Two Rivers	WI	2,471	330	3,538	—	330	3,538	3,868	421	3,447	1998	2011	35 years
Matthews of Pewaukee	Waukesha	WI	—	1,180	4,124	206	1,197	4,313	5,510	564	4,946	2001	2011	35 years
Oak Hill Terrace	Waukesha	WI	4,975	2,040	40,298	—	2,040	40,298	42,338	4,561	37,777	1985	2011	35 years
Harmony of Terrace Court	Wausau	WI	6,894	430	5,037	—	430	5,037	5,467	583	4,884	1996	2011	35 years
Harmony of Terrace Commons	Wausau	WI	—	740	6,556	—	740	6,556	7,296	765	6,531	2000	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	389	3,374	1997	2011	35 years
Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	2,687	22,187	1996	2011	35 years
Harmony of Wisconsin Rapids	Wisconsin Rapids	WI	1,030	520	4,349	—	520	4,349	4,869	533	4,336	2000	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	85	443	1999	2011	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	—	1,950	14,489	16,439	1,594	14,845	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	1,941	6,627	1999	2006	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	321	3,231	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	854	21,300	2008	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			199,098	427,854	4,125,784	(10,950)	424,333	4,118,355	4,542,688	450,160	4,092,528
TOTAL FOR SENIORS HOUSING COMMUNITIES			1,723,660	1,411,948	13,480,887	319,745	1,415,658	13,796,922	15,212,580	2,071,110	13,141,470
PERSONAL CARE AND OTHER FACILITIES
ResCare Tangram - Hacienda	Kingsbury	TX	—	31	841	84	78	878	956	692	264	N/A	1998	20 years
ResCare Tangram - Texas Hill Country School	Maxwell	TX	—	54	934	8	62	934	996	759	237	N/A	1998	20 years
ResCare Tangram - Chaparral	Maxwell	TX	—	82	552	150	82	702	784	465	319	N/A	1998	20 years
ResCare Tangram - Sierra Verde & Roca Vista	Maxwell	TX	—	20	910	56	20	966	986	748	238	N/A	1998	20 years
ResCare Tangram - 618 W. Hutchinson	San Marcos	TX	—	226	1,175	(480)	126	795	921	646	275	N/A	1998	20 years
ResCare Tangram - Ranch	Seguin	TX	—	147	806	113	147	919	1,066	669	397	N/A	1998	20 years
ResCare Tangram - Mesquite	Seguin	TX	—	15	1,078	140	15	1,218	1,233	882	351	N/A	1998	20 years
ResCare Tangram - Loma Linda	Seguin	TX	—	40	220	—	40	220	260	179	81	N/A	1998	20 years
Spire Hull and East Riding Hospital	Anlaby	Hull	—	3,194	81,613	—	3,194	81,613	84,807	1,250	83,557	1986	2014	50 years
Spire Fylde Coast Hospital	Blackpool	Lan-cashire	—	2,446	28,896	—	2,446	28,896	31,342	449	30,893	1980	2014	50 years
Spire Clare Park Hospital	Farnham	Surrey	—	6,263	26,119	—	6,263	26,119	32,382	422	31,960	1980	2014	50 years
TOTAL FOR PERSONAL CARE FACILITIES			—	12,518	143,144	71	12,473	143,260	155,733	7,161	148,572

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	3,820	—	29,118	29,118	4,836	24,282	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	391	—	13,089	13,089	2,356	10,733	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	923	—	8,531	8,531	1,821	6,710	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	4,553	625	16,178	76	625	16,254	16,879	2,040	14,839	1994	2011	35 years
Canyon Springs Medical Plaza	Gilbert	AZ	15,653	—	27,497	66	—	27,563	27,563	2,941	24,622	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,779	720	11,277	273	720	11,550	12,270	1,701	10,569	2007	2011	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	509	—	13,413	13,413	1,448	11,965	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	222	—	8,322	8,322	996	7,326	2001	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	11	—	32,779	32,779	1,895	30,884	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	—	—	11,923	445	—	12,368	12,368	1,300	11,068	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	—	—	7,395	44	—	7,439	7,439	895	6,544	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	—	—	13,665	657	—	14,322	14,322	1,572	12,750	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	13,261	—	22,663	492	14	23,141	23,155	2,522	20,633	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	10,931	—	19,521	21	12	19,530	19,542	2,123	17,419	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	305	—	12,477	12,477	1,622	10,855	1989	2011	35 years
Burbank Medical Plaza	Burbank	CA	—	1,241	23,322	412	1,241	23,734	24,975	3,352	21,623	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	35,606	491	45,641	156	491	45,797	46,288	5,258	41,030	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	139	258	2,594	2,852	591	2,261	1998	2011	25 years
PMB Chula Vista	Chula Vista	CA	15,421	2,964	19,393	169	2,964	19,562	22,526	2,797	19,729	2001	2011	35 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	1,225	17,962	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	24	—	12,896	12,896	820	12,076	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	—	—	8,880	8,880	562	8,318	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	460	10,327	CIP	2013	CIP
Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	115	6,683	9,704	16,387	1,771	14,616	1972	2012	23 years
Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	179	4,464	3,910	8,374	962	7,412	1987	2012	19 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	532	688	8,917	9,605	1,810	7,795	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	2,099	48,214	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	44,242	1,916	77,022	183	1,916	77,205	79,121	9,153	69,968	2007	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
PDP Orange	Orange	CA	47,267	1,752	61,647	85	1,761	61,723	63,484	7,571	55,913	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	8,484	3,138	91,896	95,034	12,075	82,959	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	3,525	28,089	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	2,852	3,233	74,287	77,520	9,538	67,982	2007	2011	35 years
Sutter Medical Center	San Diego	CA	—	—	25,088	1,371	—	26,459	26,459	1,549	24,910	2012	2012	35 years
San Gabriel Valley Medical	San Gabriel	CA	8,881	914	5,510	186	914	5,696	6,610	1,142	5,468	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	21,850	9,708	20,020	325	9,726	20,327	30,053	2,690	27,363	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	749	291	7,665	7,956	1,564	6,392	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	—	—	9,634	9,634	609	9,025	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	2,081	2,464	11,136	13,600	4,279	9,321	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	300	1,244	12,595	13,839	3,588	10,251	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	1,420	2,641	48,927	51,568	13,399	38,169	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,939	—	12,139	144	235	12,048	12,283	736	11,547	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,330	—	11,766	11,766	2,043	9,723	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	5	—	4,398	4,398	134	4,264	2013	2013	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,644	—	18,974	18,974	4,088	14,886	2003	2009	35 years
The Sierra Medical Building	Parker	CO	491	1,444	14,059	3,071	1,474	17,100	18,574	4,168	14,406	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	—	852	5,210	6,062	286	5,776	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	819	—	3,474	3,474	782	2,692	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	883	—	8,149	8,149	1,455	6,694	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	11	—	11,958	11,958	2,177	9,781	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	1,775	—	8,199	8,199	2,126	6,073	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	509	—	2,982	2,982	898	2,084	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	415	2,814	1993	2011	30 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	662	5,154	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	458	4,129	1992	2011	35 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	601	4,679	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	474	4,392	1987	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	632	1,671	1999	2004	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	45	965	2,723	3,688	825	2,863	2000	2004	35 years
Aventura Heart & Health	Miami	FL	15,978	—	25,361	2,961	—	28,322	28,322	8,899	19,423	2006	2007	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	458	4,420	1999	2011	35 years
Woodlands Center for Specialized Med	Pensacola	FL	15,298	2,518	24,006	29	2,518	24,035	26,553	2,570	23,983	2009	2012	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	591	4,956	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	529	5,274	1996	2011	35 years
University Medical Office Building	Tamarac	FL	—	—	6,690	132	—	6,822	6,822	2,020	4,802	2006	2007	35 years
RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	537	5,103	1997	2011	35 years
Augusta Medical Plaza	Augusta	GA	—	594	4,847	422	594	5,269	5,863	1,159	4,704	1972	2011	25 years
Augusta Professional Building	Augusta	GA	—	687	6,057	458	691	6,511	7,202	1,499	5,703	1983	2011	27 years
Augusta POB I	Augusta	GA	—	233	7,894	502	233	8,396	8,629	2,176	6,453	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	1	735	13,718	14,453	2,569	11,884	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	144	535	4,001	4,536	865	3,671	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	827	675	3,009	3,684	621	3,063	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	867	1,145	17,672	18,817	2,896	15,921	1992	2011	35 years
Columbia Medical Plaza	Evans	GA	—	268	1,497	131	268	1,628	1,896	482	1,414	1940	2011	23 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	366	476	10,383	10,859	1,601	9,258	2004	2011	35 years
Eastside Physicians Center	Snellville	GA	—	1,289	25,019	1,814	1,296	26,826	28,122	6,163	21,959	1994	2008	35 years
Eastside Physicians Plaza	Snellville	GA	6,533	294	12,948	(28)	297	12,917	13,214	2,777	10,437	2003	2008	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	59	152	3,283	3,435	160	3,275	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	106	512	13,083	13,595	657	12,938	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	11	139	3,340	3,479	193	3,286	1971	2013	35 years
Physicians Plaza East	Decatur	IL	—	—	791	612	—	1,403	1,403	498	905	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	226	—	2,169	2,169	656	1,513	1987	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	3,900	39	—	3,939	3,939	1,156	2,783	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	146	—	8,848	8,848	1,784	7,064	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	122	—	3,589	3,589	990	2,599	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	—	—	1,150	1,150	249	901	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	192	448	1980	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
South Shore Medical Building	Decatur	IL	—	902	129	—	902	129	1,031	119	912	1991	2010	35 years
SIU Family Practice	Decatur	IL	—	—	1,689	19	—	1,708	1,708	411	1,297	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	—	934	1,386	2,320	368	1,952	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	140	754	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	176	674	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	115	407	10,452	10,859	514	10,345	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	43	1,013	25,413	26,426	1,257	25,169	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	93	—	16,408	16,408	4,683	11,725	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	62	249	1,514	1,763	333	1,430	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	297	216	1,702	1,918	487	1,431	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	353	2,460	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	2,421	16,057	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	2	191	4,372	4,563	250	4,313	1989	2013	35 years
Doctors Office Building III ("DOB III")	Hoffman Estates	IL	—	—	24,550	66	—	24,616	24,616	6,115	18,501	2005	2009	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	885	479	4,543	5,022	1,406	3,616	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	122	214	2,752	2,966	561	2,405	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	2,394	15,802	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	1	658	16,422	17,080	814	16,266	1986	2013	35 years
Round Lake ACC	Round Lake	IL	—	758	370	80	785	423	1,208	286	922	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	153	3,413	810	4,223	370	3,853	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	562	—	3,215	3,215	777	2,438	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,077	—	5,343	5,343	1,364	3,979	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	422	—	2,703	2,703	685	2,018	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	38	466	5,992	6,458	820	5,638	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	71	455	6,047	6,502	779	5,723	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	53	422	6,247	6,669	696	5,973	2001	2012	35 years
Elkhart	Elkhart	IN	1,201	1,256	1,973	—	1,256	1,973	3,229	598	2,631	1994	2011	32 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	783	519	29,734	30,253	3,707	26,546	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	344	498	27,774	28,272	2,908	25,364	1995	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	152	470	5,855	6,325	735	5,590	2003	2012	35 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	469	—	21,118	21,118	1,333	19,785	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	2,142	61	39,553	39,614	4,993	34,621	1985	2012	25 years
LaPorte	La Porte	IN	746	553	1,309	—	553	1,309	1,862	258	1,604	1997	2011	34 years
Mishawaka	Mishawaka	IN	3,440	3,787	5,543	—	3,787	5,543	9,330	1,746	7,584	1993	2011	35 years
South Bend	South Bend	IN	1,416	792	2,530	—	792	2,530	3,322	412	2,910	1996	2011	34 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	144	101	19,210	19,311	2,401	16,910	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	(16)	345	12,774	13,119	1,353	11,766	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	702	402	8,981	9,383	1,189	8,194	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	32	2,659	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	81	168	17,345	17,513	2,881	14,632	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	154	107	15,291	15,398	2,528	12,870	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	1,979	3,334	6,953	10,287	1,510	8,777	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	419	1,046	1,221	2,267	501	1,766	1980	2011	7 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	294	1,922	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	11,298	—	13,795	1,290	—	15,085	15,085	3,989	11,096	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	952	—	20,194	20,194	3,564	16,630	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	617	—	7,845	7,845	1,383	6,462	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	509	1,882	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	170	—	12,129	12,129	2,555	9,574	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	345	—	8,765	8,765	1,805	6,960	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	6	—	667	667	139	528	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	376	2,971	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	494	3,237	1997	2011	31 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	—	—	697	697	166	531	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	30	233	2,297	2,530	452	2,078	1996	2010	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	2,300	31,087	2012	2012	35 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	46	2,503	15,729	18,232	1,837	16,395	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	82	1,097	599	1,696	282	1,414	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
DePaul Health Center North	Bridgeton	MO	—	996	10,045	472	996	10,517	11,513	1,788	9,725	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	358	910	12,527	13,437	1,652	11,785	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	438	103	3,218	3,321	563	2,758	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	137	183	2,851	3,034	559	2,475	2003	2011	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,154	305	9,599	9,904	795	9,109	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	183	530	9,298	9,828	1,095	8,733	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	389	745	12,826	13,571	1,587	11,984	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	142	524	3,371	3,895	460	3,435	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	9	940	5,565	6,505	592	5,913	1992	2012	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	306	503	4,642	5,145	852	4,293	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	85	369	3,048	3,417	461	2,956	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	278	1,445	14,103	15,548	2,833	12,715	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	1,061	595	13,645	14,240	2,620	11,620	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	487	409	5,174	5,583	1,250	4,333	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	235	350	4,177	4,527	1,202	3,325	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	285	2,339	3,383	5,722	977	4,745	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	570	119	4,731	4,850	723	4,127	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	230	136	6,248	6,384	877	5,507	1969	2012	20 years
University Physicians - Grants Ferry	Flowood	MS	9,579	2,796	12,125	(13)	2,796	12,112	14,908	1,410	13,498	2010	2012	35 years
Randolph	Charlotte	NC	—	6,370	2,929	332	6,370	3,261	9,631	1,839	7,792	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	351	3,229	2,423	5,652	834	4,818	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	170	701	11,904	12,605	2,016	10,589	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	284	1,100	10,188	11,288	1,590	9,698	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	256	1,980	3,102	5,082	684	4,398	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	4	574	692	1,266	171	1,095	2000	2012	27 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	593	833	25,478	26,311	2,923	23,388	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	5	679	1,651	2,330	212	2,118	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	148	1,339	2,440	3,779	646	3,133	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	(1)	623	277	900	153	747	1993	2012	22 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	—	—	22,823	22,823	1,437	21,386	2009	2012	35 years
Alamance Regional Mebane Outpatient Ctr.	Mebane	NC	11,793	1,963	14,291	(9)	1,963	14,282	16,245	2,197	14,048	2008	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	19	1,221	866	2,087	303	1,784	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	(2)	803	996	1,799	220	1,579	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	39	479	1,336	1,815	285	1,530	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	292	2,577	8,046	10,623	1,238	9,385	1991	2012	30 years
English Road Medical Center	Rocky Mount	NC	4,519	1,321	3,747	4	1,321	3,751	5,072	717	4,355	2002	2012	35 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	633	5,585	2003	2012	35 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	844	1,028	17,837	18,865	2,786	16,079	1999	2011	35 years
The Terrace at South Meadows	Reno	NV	6,835	504	9,966	442	504	10,408	10,912	1,705	9,207	2004	2011	35 years
Central NY Medical Center	Syracuse	NY	24,500	1,786	26,101	1,219	1,786	27,320	29,106	3,459	25,647	1997	2012	33 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,617	—	11,249	11,249	3,352	7,897	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,247	—	17,370	17,370	4,772	12,598	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	8,420	785	8,519	658	785	9,177	9,962	1,508	8,454	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	6,311	586	7,298	526	586	7,824	8,410	1,067	7,343	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	5,862	10	9,443	443	10	9,886	9,896	1,178	8,718	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	3,288	61	4,760	43	61	4,803	4,864	733	4,131	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	1,544	80	1,113	(1)	80	1,112	1,192	268	924	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	4,705	414	5,362	505	414	5,867	6,281	750	5,531	1998	2012	35 years
Eastside Health Center	Columbus	OH	4,399	956	3,472	(2)	956	3,470	4,426	785	3,641	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	5,226	440	4,771	47	440	4,818	5,258	532	4,726	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	157	1,063	12,297	13,360	1,494	11,866	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	26	123	18,088	18,211	1,766	16,445	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	1,824	239	2,263	253	239	2,516	2,755	430	2,325	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	3,118	342	3,278	12	342	3,290	3,632	462	3,170	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	9,684	2,449	7,025	(66)	2,449	6,959	9,408	917	8,491	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	1,145	8,430	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Dialysis Center	Zanesville	OH	—	534	855	28	534	883	1,417	284	1,133	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	638	3,681	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	115	436	2,513	2,949	599	2,350	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	289	490	6,297	6,787	1,530	5,257	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	289	1,053	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	79	130	1,423	1,553	383	1,170	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	281	1,342	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	257	1,049	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	540	2,488	16,389	18,877	2,787	16,090	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	292	422	6,589	7,011	1,396	5,615	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	120	557	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	116	193	1,248	1,441	242	1,199	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	19,054	1,516	24,638	338	1,516	24,976	26,492	3,616	22,876	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	1,251	—	7,534	7,534	3,055	4,479	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,213	—	11,637	11,637	4,897	6,740	1984	2004	30 years
Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	8,768	46,671	2008	2010	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	1,824	15,729	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	9,272	593	17,117	(4)	593	17,113	17,706	2,112	15,594	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	784	—	11,607	11,607	2,076	9,531	2006	2010	35 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	286	4,497	17,624	22,121	2,426	19,695	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	8,571	127	14,737	1,595	127	16,332	16,459	2,316	14,143	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	298	447	4,244	4,691	679	4,012	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	79	225	4,353	4,578	1,056	3,522	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	12	122	1,846	1,968	457	1,511	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	221	766	4,627	5,393	832	4,561	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	116	214	8,051	8,265	1,662	6,603	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	326	40	10,976	11,016	1,879	9,137	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	15,358	—	13,062	10,495	30	23,527	23,557	6,124	17,433	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	51	789	2,065	2,854	622	2,232	1994	2012	29 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Francis CMOB	Greenville	SC	—	501	7,661	528	501	8,189	8,690	957	7,733	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	(16)	1,007	16,522	17,529	2,087	15,442	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	283	360	6,602	6,962	1,049	5,913	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	70	322	4,947	5,269	1,078	4,191	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	27	88	5,903	5,991	966	5,025	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	—	1,726	5,414	64	1,726	5,478	7,204	1,070	6,134	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	19	1,406	1,832	3,238	404	2,834	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	72	670	4,527	5,197	976	4,221	2001	2012	34 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	81	291	5,138	5,429	819	4,610	1991	2012	31 years
Health Park Medical Office Building	Chattanooga	TN	6,421	2,305	8,949	26	2,305	8,975	11,280	1,099	10,181	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	6,781	1,217	6,464	(7)	1,217	6,457	7,674	752	6,922	2006	2012	35 years
Medical Center Physicians Tower	Jackson	TN	13,575	549	27,074	(7)	549	27,067	27,616	3,222	24,394	2010	2012	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	1,028	805	42,555	43,360	3,918	39,442	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	1,299	444	23,931	24,375	2,411	21,964	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	32	294	5,343	5,637	526	5,111	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	20	447	10,174	10,621	946	9,675	2009	2012	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	(286)	328	2,619	2,947	1,010	1,937	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	275	671	701	1,372	413	959	1982	2011	11 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	428	—	15,502	15,502	3,155	12,347	2008	2010	35 years
251 Medical Center	Webster	TX	—	1,158	12,078	31	1,158	12,109	13,267	1,363	11,904	2006	2011	35 years
253 Medical Center	Webster	TX	—	1,181	11,862	—	1,181	11,862	13,043	1,279	11,764	2009	2011	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	307	1,669	7,331	9,000	1,373	7,627	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	263	968	6,452	7,420	1,385	6,035	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	196	227	3,157	3,384	641	2,743	1968	2012	22 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,943	5,176	14,375	156	5,176	14,531	19,707	1,806	17,901	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	14,320	781	30,368	(130)	781	30,238	31,019	3,042	27,977	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	230	—	19,315	19,315	1,239	18,076	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	253	1,411	33,192	34,603	4,842	29,761	2001	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	1,090	7,062	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	1,626	1,225	32,872	34,097	4,222	29,875	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	215	690	12,814	13,504	1,777	11,727	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	1,267	9,296	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	896	6,114	1995	2011	34 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	131	281	5,397	5,678	788	4,890	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	1	—	7,776	7,776	1,453	6,323	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	18	—	5,774	5,774	1,068	4,706	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	167	—	9,225	9,225	1,727	7,498	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	697	6,034	1999	2011	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	733	4,638	1994	2011	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	96	—	7,176	7,176	1,267	5,909	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	—	—	4,462	4,462	807	3,655	2006	2010	39 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	1,110	6,689	1999	2011	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	1,832	10,640	1997	2011	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	453	2,947	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	748	4,743	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	1,943	14,065	2008	2011	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			561,101	219,188	2,925,201	117,655	219,950	3,042,094	3,262,044	458,589	2,803,455
TOTAL FOR ALL PROPERTIES			$2,284,761	$1,952,000	$19,538,444	$480,850	$1,956,128	$20,015,166	$21,971,294	$3,493,691	$18,477,603

VENTAS, INC.
SCHEDULE IV
REAL ESTATE MORTGAGE LOANS
December 31, 2014
(Dollars in Thousands)

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens

First Mortgages
Florida	1	9.75%	F	12/31/2018	$50	$5,564	$5,249	$—
Washington	1	8.00%	F	8/1/2020	167	25,000	24,795	—
Washington	1	6.00%	F	7/5/2017	44	6,335	6,208	—
Multiple	27	8.93%	V	3/31/2017	577	83,107	83,107	—
California	11	9.42%	F	12/31/2017	1,627	179,495	174,790	—
Multiple	3	9.21%	V	6/30/2019	131	17,023	17,023	—
Texas	1	9.00%	F	12/1/2017	13	419	—	—

Second Mortgages
Multiple	9	10.50%	V	10/23/2019	45	5,000	4,959	*

Mezzanine Loans
Virginia	1	10.00%	F	12/10/2019	16	3,131	3,131	—
Multiple**	217	8.14%	F/V	12/9/2016	2,953	421,268	421,268	2,191,230

Construction Loans
Colorado	1	8.75%	V	2/6/2021	4	1,114	229	—

* The Second Mortgage loan is a $5 million participation in a second lien term loan with an aggregate commitment of $215 million
** The variable portion of this investment has a maturity date of 12/9/2016, with extension options to 12/9/2019.

Mortgage Loan Reconciliation

	2014	2013	2012
	(in thousands)
Beginning Balance	$335,656	$622,139	$206,050
Additions:
New Loans	451,269	3,500	440,000
Construction Draws	—	694	12,119
Total additions	451,269	4,194	452,119

Deductions:
Principal Repayments	(15,548)	(75,738)	(36,030)
Conversions to Real Property	(18,310)	—	—
Sales and Syndications	(5,611)	(214,939)	—
Total deductions	(39,469)	(290,677)	(36,030)

Ending Balance	$747,456	$335,656	$622,139

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2014, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2014, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.

PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2015.
ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2015.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2015.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance

Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2015.
ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2015” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2015.

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
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 5, 2014.

2.2
First Amendment to Agreement and Plan of Merger dated as of September 15, 2014 by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
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

Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2015.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.4
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.5
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.6
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.7
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.

Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Exhibit Number	Description of Document	Location of Document
4.8
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.

Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.9
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.

Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

4.10
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.11
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.

Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.12
First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.550% Senior Notes due 2016.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.13
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.

Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.14
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.15
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.16
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.

Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.

4.17
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.

4.18	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

Exhibit Number	Description of Document	Location of Document
4.19	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.20	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

4.21
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.22
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.23
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.24
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.3*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.4.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.4.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.4.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.5.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Exhibit Number	Description of Document	Location of Document

10.5.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.5.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.6.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.6.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.

10.6.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.

10.6.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.9.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.9.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.10.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.10.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.12.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.12.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.12.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.12.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.12.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.13*	Consulting Agreement dated December 31, 2014 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015.

10.14.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.14.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.16*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.17.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.

10.17.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014.

10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 13, 2015

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2015
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President, Chief Financial Officer and Acting Chief Accounting Officer (Principal Financial and Accounting Officer)	February 13, 2015
Robert F. Probst

/s/ MELODY C. BARNES	Director	February 13, 2015
Melody C. Barnes

/s/ DOUGLAS CROCKER II	Director	February 13, 2015
Douglas Crocker II

/s/ RONALD G. GEARY	Director	February 13, 2015
Ronald G. Geary

/s/ JAY M. GELLERT	Director	February 13, 2015
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 13, 2015
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 13, 2015
Matthew J. Lustig

/s/ DOUGLAS M. PASQUALE	Director	February 13, 2015
Douglas M. Pasquale

Signature	Title	Date
/s/ ROBERT D. REED	Director	February 13, 2015
Robert D. Reed

/s/ GLENN J. RUFRANO	Director	February 13, 2015
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 13, 2015
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1
Agreement and Plan of Merger dated as of June 1, 2014 by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on June 5, 2014.

2.2
First Amendment to Agreement and Plan of Merger dated as of September 15, 2014 by and among Ventas, Inc., Stripe Sub, LLC, Stripe OP, LP, American Realty Capital Healthcare Trust, Inc. and American Realty Capital Healthcare Trust Operating Partnership, L.P.
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
Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Third Supplemental Indenture dated as of November 16, 2010 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2015.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on November 18, 2010.

4.4
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.5
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.6
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.7
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

Exhibit Number	Description of Document	Location of Document
4.8
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.9
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

4.10
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.11
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.12
First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.550% Senior Notes due 2016.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.13
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.14
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.15
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.16
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.

4.17
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.

4.18	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

Exhibit Number	Description of Document	Location of Document
4.19	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.20	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

4.21
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.22
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.23
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.24
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Filed herewith.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, File No. 333-89312.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.3*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.4.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.4.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.4.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

Exhibit Number	Description of Document	Location of Document

10.5.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.5.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.5.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.5.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.6.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.6.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.

10.6.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.

10.6.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.6.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.7.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.7.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.8.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.9.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.9.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
10.10.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.10.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.11*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.12.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.12.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.12.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.12.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.12.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.13*	Consulting Agreement dated December 31, 2014 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015.

10.14.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.14.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.14.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.15*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.16*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.17.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.

10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

Exhibit Number	Description of Document	Location of Document
21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.