Form 10-Q
period 2015-03-31
VENTAS INC
filed 2015-04-24
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 22, 2015:
Common Stock, $0.25 par value	330,882,196

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2015	December 31, 2014
Assets
Real estate investments:
Land and improvements	$2,252,402	$1,956,128
Buildings and improvements	21,933,742	19,895,043
Construction in progress	134,195	120,123
Acquired lease intangibles	1,300,654	1,039,651
	25,620,993	23,010,945
Accumulated depreciation and amortization	(4,202,334)	(4,025,386)
Net real estate property	21,418,659	18,985,559
Secured loans receivable and investments, net	773,773	829,756
Investments in unconsolidated entities	95,147	91,872
Net real estate investments	22,287,579	19,907,187
Cash and cash equivalents	120,225	55,348
Escrow deposits and restricted cash	223,772	71,771
Deferred financing costs, net	71,386	60,328
Other assets	1,736,909	1,131,537
Total assets	$24,439,871	$21,226,171
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,603,925	$10,888,092
Accrued interest	77,359	62,097
Accounts payable and other liabilities	1,016,592	1,005,232
Deferred income taxes	371,785	344,337
Total liabilities	13,069,661	12,299,758
Redeemable OP unitholder and noncontrolling interests	257,246	172,016
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 330,913 and 298,478 shares issued at March 31, 2015 and December 31, 2014, respectively	82,718	74,656
Capital in excess of par value	12,616,056	10,119,306
Accumulated other comprehensive income	4,357	13,121
Retained earnings (deficit)	(1,660,856)	(1,526,388)
Treasury stock, 32 and 7 shares at March 31, 2015 and December 31, 2014, respectively	(2,385)	(511)
Total Ventas stockholders’ equity	11,039,890	8,680,184
Noncontrolling interest	73,074	74,213
Total equity	11,112,964	8,754,397
Total liabilities and equity	$24,439,871	$21,226,171
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2015	2014
Revenues:
Rental income:
Triple-net leased	$266,206	$237,846
Medical office buildings	136,990	115,223
	403,196	353,069
Resident fees and services	446,914	371,061
Medical office building and other services revenue	10,543	6,300
Income from loans and investments	22,899	10,767
Interest and other income	472	273
Total revenues	884,024	741,470
Expenses:
Interest	106,590	87,841
Depreciation and amortization	247,441	193,594
Property-level operating expenses:
Senior living	298,362	248,295
Medical office buildings	42,349	39,345
	340,711	287,640
Medical office building services costs	6,918	3,371
General, administrative and professional fees	34,330	32,866
Loss (gain) on extinguishment of debt, net	21	(259)
Merger-related expenses and deal costs	35,172	10,760
Other	5,296	5,229
Total expenses	776,479	621,042
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	107,545	120,428
(Loss) income from unconsolidated entities	(251)	248
Income tax benefit (expense)	7,250	(3,433)
Income from continuing operations	114,544	117,243
Discontinued operations	(423)	3,031
Gain on real estate dispositions	6,686	1,000
Net income	120,807	121,274
Net income attributable to noncontrolling interest	365	227
Net income attributable to common stockholders	$120,442	$121,047
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.40
Discontinued operations	(0.00)	0.01
Net income attributable to common stockholders	$0.37	$0.41
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.40
Discontinued operations	(0.00)	0.01
Net income attributable to common stockholders	$0.37	$0.41
Weighted average shares used in computing earnings per common share:
Basic	325,454	293,875
Diluted	329,203	296,245
Dividends declared per common share	$0.79	$0.725
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Net income	$120,807	$121,274
Other comprehensive loss:
Foreign currency translation	(10,872)	(2,740)
Change in unrealized gain on marketable securities	1,349	1,306
Other	759	239
Total other comprehensive loss	(8,764)	(1,195)
Comprehensive income	112,043	120,079
Comprehensive income attributable to noncontrolling interest	365	227
Comprehensive income attributable to common stockholders	$111,678	$119,852

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2015 and the Year Ended December 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$74,488	$10,078,592	$19,659	$(1,126,541)	$(221,917)	$8,824,281	$79,530	$8,903,811
Net income	—	—	—	475,767	—	475,767	1,419	477,186
Other comprehensive loss	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,662)	(7,499)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	74,656	10,119,306	13,121	(1,526,388)	(511)	8,680,184	74,213	8,754,397
Net income	—	—	—	120,442	—	120,442	365	120,807
Other comprehensive loss	—	—	(8,764)	—	—	(8,764)	—	(8,764)
Acquisition-related activity	7,103	2,209,172	—	—	—	2,216,275	—	2,216,275
Net change in noncontrolling interest	—	—	—	—	—	—	(1,822)	(1,822)
Dividends to common stockholders—$0.79 per share	—	—	—	(254,910)	—	(254,910)	—	(254,910)
Issuance of common stock	938	284,389	—	—	—	285,327	—	285,327
Issuance of common stock for stock plans	21	3,252	—	—	3,890	7,163	—	7,163
Change in redeemable noncontrolling interest	—	787	—	—	—	787	318	1,105
Adjust redeemable OP unitholder interests to current fair value	—	(4,525)	—	—	—	(4,525)	—	(4,525)
Purchase of OP units	—	(159)	—	—	—	(159)	—	(159)
Grant of restricted stock, net of forfeitures	—	3,834	—	—	(5,764)	(1,930)	—	(1,930)
Balance at March 31, 2015	$82,718	$12,616,056	$4,357	$(1,660,856)	$(2,385)	$11,039,890	$73,074	$11,112,964
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net income	$120,807	$121,274
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	247,453	193,876
Amortization of deferred revenue and lease intangibles, net	(6,603)	(5,383)
Other non-cash amortization	(519)	(1,965)
Stock-based compensation	6,307	6,044
Straight-lining of rental income, net	(8,679)	(7,914)
Loss (gain) on extinguishment of debt, net	21	(259)
Gain on real estate dispositions (including amounts in discontinued operations)	(6,686)	(2,437)
Income tax (benefit) expense	(7,850)	3,433
Loss (income) from unconsolidated entities	251	(248)
Other	2,860	3,076
Changes in operating assets and liabilities:
Decrease in other assets	4,615	6,241
Increase in accrued interest	15,792	6,753
Decrease in accounts payable and other liabilities	(23,600)	(38,070)
Net cash provided by operating activities	344,169	284,421
Cash flows from investing activities:
Net investment in real estate property	(1,072,539)	(181,866)
Investment in loans receivable and other	(39,573)	(1,192)
Proceeds from real estate disposals	166,341	26,150
Proceeds from loans receivable	92,056	1,163
Purchase of marketable securities	—	(25,000)
Funds held in escrow for future development expenditures	4,003	2,602
Development project expenditures	(33,467)	(23,948)
Capital expenditures	(21,171)	(16,134)
Other	(4,180)	(125)
Net cash used in investing activities	(908,530)	(218,350)
Cash flows from financing activities:
Net change in borrowings under credit facility	(452,897)	181,754
Proceeds from debt	1,092,833	—
Repayment of debt	(24,647)	(67,773)
Purchase of noncontrolling interest	(2,660)	—
Payment of deferred financing costs	(14,435)	(167)
Issuance of common stock, net	285,327	—
Cash distribution to common stockholders	(254,910)	(213,473)
Cash distribution to redeemable OP unitholders	(2,365)	(1,402)
Purchases of redeemable OP units	(569)	—
Distributions to noncontrolling interest	(1,822)	(2,237)
Other	5,690	1,641
Net cash provided by (used in) financing activities	629,545	(101,657)
Net increase (decrease) in cash and cash equivalents	65,184	(35,586)
Effect of foreign currency translation on cash and cash equivalents	(307)	561
Cash and cash equivalents at beginning of period	55,348	94,816
Cash and cash equivalents at end of period	$120,225	$59,791
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2015	2014
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,542,829	$2,952
Other assets acquired	16,711	—
Debt assumed	177,857	—
Other liabilities	45,736	2,952
Deferred income tax liability	44,117	—
Noncontrolling interests	87,245	—
Equity issued	2,204,585	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2015, we owned more than 1,600 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had one property under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2015, we leased a total of 952 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 305 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 83 properties, respectively, as of March 31, 2015.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of March 31, 2015, third party investors owned 2,812,402 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 29.4% of the total units then outstanding, and we owned 6,762,711 Class B limited partnership units in NHP/PMB, representing the remaining 70.6%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
On January 16, 2015, in connection with our acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”), each of the 7,057,271 issued and outstanding limited partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (subsequently renamed Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”)), a limited partnership in which HCT was the sole general partner prior to the acquisition, was converted into a newly created class of limited partnership units (“Class C Units”) at the 0.1688 exchange ratio payable to HCT stockholders in the acquisition, net of any Class C Units withheld to pay taxes. We consolidate Ventas Realty OP, as our wholly owned subsidiary is the general partner and exercises control of the partnership. The Class C Units may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. As of March 31, 2015, third party investors owned 1,118,525 Class C Units, which represented 3.7% of the total units then outstanding, and we owned 28,550,812 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 96.3%. In April 2015, third party investors redeemed 445,541 Class C Units for approximately $32.6 million. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of March 31, 2015 and December 31, 2014, the fair value of the redeemable OP unitholder interests was $248.1 million and $159.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2015 and December 31, 2014. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

Noncontrolling Interests
Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In other cases, net income or loss is allocated between the joint venture partners based on the hypothetical liquidation at book value method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the allocated value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.
We estimate the fair value of noncontrolling interests assumed consistent with the manner in which we value all of the underlying assets and liabilities.
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

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs: we discount the future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

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

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts, using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs.

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2015 and December 31, 2014, this cumulative excess totaled $195.2 million (net of allowances of $155.9 million) and $188.0 million (net of allowances of $145.1 million), respectively.
Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.
Senior Living Operations
We recognize resident fees and services, other than move-in fees, monthly as services are provided. We generally recognize move-in fees on a straight-line basis over the average resident stay. Our lease agreements with residents generally have terms of 12 to 18 months and are cancelable by the resident upon 30 days’ notice.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017, although on April 1, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period presented to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of March 31, 2015, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 21.1%, 11.0%, 8.2% and 2.0%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2015). Seniors housing communities constituted approximately 61.5% of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2015), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 38.5%. Our properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2015, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) for the three months then ended.
Triple-Net Leased Properties
For the three months ended March 31, 2015 and 2014, approximately 5.5% and 5.5%, respectively, of our total revenues and 9.1% and 9.0%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.3% and 7.4%, respectively, of our total revenues and 8.8% and 12.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2015 and 2014. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material

Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Senior Living Operations
As of March 31, 2015, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of five members on the Atria Board of Directors.
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
NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY
The following summarizes our acquisition and development activities during the three months ended March 31, 2015 and the year ended December 31, 2014. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2015 Acquisitions
HCT Acquisition
In January 2015, we acquired HCT in a stock and cash transaction, which added 152 properties to our portfolio. At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were cancelled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock and the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed $167 million of mortgage debt and repaid approximately $730 million of debt, net of HCT cash on hand.
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $320 million, including the acquisition of five triple-net leased properties in the United Kingdom and 12 skilled nursing facilities.

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our initial accounting for acquisitions completed during the three months ended March 31, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	Total
	(In thousands)
Land and improvements	$91,559	$70,713	$170,683	$332,955
Buildings and improvements	637,136	703,080	1,038,984	2,379,200
Acquired lease intangibles	28,334	83,867	167,720	279,921
Other assets	127,790	271,823	334,661	734,274
Total assets acquired	884,819	1,129,483	1,712,048	3,726,350
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	28,738	44,499	44,403	117,640
Total liabilities assumed	28,738	122,439	144,320	295,497
Net assets acquired	856,081	1,007,044	1,567,728	3,430,853
Redeemable OP unitholder interests assumed				87,244
Cash acquired				54,716
Equity issued				2,216,355
Total cash used				$1,072,538
Included in other assets above is $665.8 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. Goodwill has been allocated to our reportable business segments as follows: triple-net leased properties - $117.8 million; senior living operations - $217.8 million; and MOB operations - $330.2 million.
Aggregate Revenue and NOI
For the three months ended March 31, 2015, aggregate revenues and NOI derived from our 2015 real estate acquisitions during our period of ownership were $65.7 million and $39.7 million, respectively.
Transaction Costs
As of March 31, 2015, we had incurred a total of $33.5 million of acquisition-related costs related to our completed 2015 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our

Consolidated Statements of Income for the applicable periods. For the three months ended March 31, 2015 and 2014, we expensed $22.8 million and $0, respectively, of these acquisition-related costs related to our completed 2015 acquisitions.
Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share if we had consummated the HCT acquisition as of January 1, 2014.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues	$957,702	$814,824
Income from continuing operations attributable to common stockholders, including real estate dispositions	$123,064	$119,989
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.35	$0.37
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.34	$0.37
Weighted average shares used in computing earnings per common share:
Basic	353,869	322,290
Diluted	358,736	325,778
Acquisition-related costs related to the HCT acquisition are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the HCT acquisition, any reduction in our borrowing costs resulting from the acquisition or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the HCT acquisition occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
2014 Acquisitions
Holiday Canada Acquisition
In August 2014, we acquired 29 seniors housing communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”) for a purchase price of CAD 957.0 million. We also paid CAD 26.9 million in costs relating to the early repayment of debt at closing. We funded the Holiday Canada Acquisition initially through borrowings under a CAD 791.0 million unsecured term loan that we incurred in July 2014 (and subsequently repaid primarily through a private placement of senior notes in Canada) and the assumption of CAD 193.7 million of debt.
Other 2014 Acquisitions
During the year ended December 31, 2014, we also acquired three triple-net leased private hospitals (located in the United Kingdom), 26 triple-net leased seniors housing communities and four seniors housing communities that are being operated by independent third-party managers for aggregate consideration of approximately $812.0 million. We also paid $18.8 million in costs relating to the early repayment of debt at closing of the applicable transactions. In addition, we acquired a construction design, planning and consulting business to complement our MOB operations through the issuance of 148,241 shares of our common stock.
Completed Developments
During 2014, we completed the development of two MOBs and one seniors housing community, representing $41.2 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2014.

Estimated Fair Value
We are accounting for our 2014 acquisitions under the acquisition method in accordance with ASC 805 and have completed our initial accounting, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2014 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Total
	(In thousands)
Land and improvements	$45,586	$100,281	$145,867
Buildings and improvements	546,849	1,081,384	1,628,233
Acquired lease intangibles	28,883	36,452	65,335
Other assets	227	12,393	12,620
Total assets acquired	621,545	1,230,510	1,852,055
Notes payable and other debt	12,927	228,150	241,077
Other liabilities	8,609	124,714	133,323
Total liabilities assumed	21,536	352,864	374,400
Net assets acquired	600,009	877,646	1,477,655
Cash acquired	227	8,704	8,931
Total cash used	$599,782	$868,942	$1,468,724
NOTE 5—DISPOSITIONS
2015 Activity
During the three months ended March 31, 2015, we sold 21 triple-net leased properties and 22 MOBs for aggregate consideration of $336.7 million, including a $5.0 million lease termination fee (included within triple-net leased rental income in our Consolidated Statements of Income). As of March 31, 2015, $153.9 million of the proceeds received from these sales was held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary and is intended to be used for qualifying acquisitions during 2015. We recognized a gain on the sales of these assets of $28.2 million (net of taxes), of which $21.4 million is being deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain will be deferred and subsequently recognized into income as principal payments are made on the loan over its five-year term. In April 2015, we sold two MOBs for aggregate consideration of $46.0 million.
2014 Activity
During the three months ended March 31, 2014, we sold three triple-net leased properties and three MOBs for aggregate consideration of $26.2 million and recognized a net gain on the sales of these assets of $2.9 million, of which $1.7 million is reported within discontinued operations in our Consolidated Statements of Income.
Discontinued Operations and Assets Held for Sale
We present separately, as discontinued operations in all periods presented, the results of operations for all real estate assets classified as held for sale as of March 31, 2015, and all real estate assets disposed of during the period from January 1, 2013 through March 31, 2015, that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of March 31, 2015 and December 31, 2014, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	March 31, 2015			December 31, 2014
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)
Triple-net leased properties	14	$46,519	$1,346	14	$34,097	$1,330
MOB operations	14	127,706	36,917	36	176,366	48,895
Total	28	$174,225	$38,263	50	$210,463	$50,225

(1)	The operations for three triple-net leased properties and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.

We recognized impairments of $19.2 million and $4.8 million for the three months ended March 31, 2015 and 2014, respectively, which are recorded primarily as a component of depreciation and amortization. For the three months ended March 31, 2014, $0.4 million of impairments were recorded in discontinued operations in our Consolidated Statements of Income.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
Rental income	$72	$2,200
Interest and other income	—	750
	72	2,950
Expenses:
Interest	252	678
Depreciation and amortization	12	281
Property-level operating expenses	88	281
Other	143	116
	495	1,356
(Loss) income before gain on real estate dispositions	(423)	1,594
Gain on real estate dispositions	—	1,437
Discontinued operations	$(423)	$3,031

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of March 31, 2015 and December 31, 2014, we had $886.4 million and $927.7 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of March 31, 2015 and December 31, 2014, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	March 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$710,451	$710,451	$745,394	$—
Government-sponsored pooled loan investments	63,322	61,539	63,322	1,783
Total investments reported as Secured loans receivable and investments, net	773,773	771,990	808,716	1,783
Unsecured loans receivable	35,307	35,307	37,185	—
Marketable securities	77,350	71,000	77,350	6,350
Total investments reported as Other assets	112,657	106,307	114,535	6,350
Total net loans receivable and investments	$886,430	$878,297	$923,251	$8,133

	December 31, 2014
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$766,641	$766,641	$774,789	$—
Government-sponsored pooled loan investments	63,115	61,377	63,115	1,738
Total investments reported as Secured loans receivable and investments, net	829,756	828,018	837,904	1,738
Unsecured loans receivable	21,862	21,862	23,164	—
Marketable securities	76,046	71,000	76,046	5,046
Total investments reported as Other assets	97,908	92,862	99,210	5,046
Total net loans receivable and investments	$927,664	$920,880	$937,114	$6,784
During the year ended December 31, 2014, we made a $425.0 million secured mezzanine loan investment that has a blended annual interest rate of 8.1% and has contractual maturities ranging between 2016 and 2019, and we purchased $71.0 million principal amount of senior unsecured corporate bonds, a $38.7 million interest in a government-sponsored pooled loan investment, and $21.7 million of marketable equity securities. During the year ended December 31, 2014, we sold all of our marketable equity securities for $22.3 million and recognized a gain of $0.6 million. Our investments in marketable debt securities and government-sponsored pooled loans are classified as available-for-sale, with contractual maturity dates in 2022 and 2023.

During the three months ended March 31, 2015, we received aggregate proceeds of $86.2 million in final repayment of one secured and one unsecured loan receivable. We recognized gains aggregating $1.5 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the three months ended March 31, 2015.

During the year ended December 31, 2014, we received aggregate proceeds of $55.9 million in final repayment of three secured and two unsecured loans receivable. We recognized aggregate gains aggregating $5.2 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2014.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2015 and December 31, 2014, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 51 properties. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.9 million and $2.2 million for the three months ended March 31, 2015 and 2014, respectively.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$230,710	8.8	$210,573	8.2
In-place and other lease intangibles	1,069,944	19.0	829,078	23.9
Goodwill and other intangibles	1,146,286	7.9	489,384	7.9
Accumulated amortization	(575,397)	N/A	(549,026)	N/A
Net intangible assets	$1,871,543	16.9	$980,009	19.9
Intangible liabilities:
Below market lease intangibles	$456,165	14.7	$425,092	14.7
Other lease intangibles	36,067	30.3	32,103	26.1
Accumulated amortization	(163,652)	N/A	(158,480)	N/A
Purchase option intangibles	22,644	N/A	22,900	N/A
Net intangible liabilities	$351,224	15.5	$321,615	15.2

N/A—Not Applicable.
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Goodwill and other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the three months ended March 31, 2015 and 2014, our net amortization related to these intangibles was $32.2 million and $20.6 million, respectively. The estimated net amortization related to these intangibles for the remainder of 2015 and the subsequent four years is as follows: remainder of 2015 — $99.1 million; 2016 — $81.9 million; 2017 — $35.1 million; 2018 — $26.3 million; and 2019 — $20.3 million.

NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$195,177	$187,969
Unsecured loans receivable and investments, net	35,307	21,862
Goodwill and other intangibles, net	1,127,590	472,052
Assets held for sale	174,225	210,463
Marketable securities	77,350	76,046
Other	127,260	163,145
Total other assets	$1,736,909	$1,131,537

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Unsecured revolving credit facility (1)	$451,924	$919,099
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	234,420	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (3)	200,000	200,000
Unsecured term loan due 2019 (3)	781,655	790,634
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (2)	315,333	344,204
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (2)	197,083	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	197,083	215,128
3.500% Senior Note due 2025	600,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	—
Mortgage loans and other (4)	2,423,221	2,284,763
Total	11,584,842	10,872,371
Unamortized fair value adjustment	47,431	41,853
Unamortized discounts	(28,348)	(26,132)
Senior notes payable and other debt	$11,603,925	$10,888,092

(1)	$15.9 million and $164.1 million of aggregate borrowings were in the form of Canadian dollars as of March 31, 2015 and December 31, 2014, respectively.

(2)	These borrowings are in the form of Canadian dollars.

(3)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility, of which $98.1 million included in the 2019 tranche is in the form of Canadian dollars.

(4)
2015 excludes debt related to real estate assets classified as held for sale as of March 31, 2015. The total mortgage debt for these properties as of March 31, 2015 was $33.4 million and is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2014 excludes debt related to real estate assets classified as held for sale as of December 31, 2014. The total mortgage debt for these properties as of December 31, 2014 was $43.5 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheet.

As of March 31, 2015, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2015	$710,661	$—	$32,399	$743,060
2016	861,817	—	38,933	900,750
2017	865,425	—	28,590	894,015
2018	1,101,879	451,924	22,392	1,576,195
2019	2,251,927	—	14,694	2,266,621
Thereafter (2)	5,055,379	—	148,822	5,204,201
Total maturities	$10,847,088	$451,924	$285,830	$11,584,842

(1)
As of March 31, 2015, we had $120.2 million of unrestricted cash and cash equivalents and $153.9 million of cash held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for $177.8 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of March 31, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2015, we had $451.9 million of borrowings outstanding, $13.3 million of letters of credit outstanding and $1.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.
Senior Notes
In January 2015, we issued and sold $600.0 million aggregate principal amount of 3.500% senior notes due 2025 at a public offering price equal to 99.663% of par, for total proceeds of $598.0 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.375% senior notes due 2045 at a public offering price equal to 99.500% of par, for total proceeds of $298.5 million before the underwriting discount and expenses.
Also in January 2015, Ventas Canada Finance Limited issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$120,225	$120,225	$55,348	$55,348
Secured loans receivable, net	710,451	745,394	766,641	774,789
Unsecured loans receivable, net	35,307	37,185	21,862	23,164
Government-sponsored pooled loan investments	63,322	63,322	63,115	63,115
Marketable securities	77,350	77,350	76,046	76,046
Liabilities:
Senior notes payable and other debt, gross	11,584,842	12,181,893	10,872,371	11,197,131
Derivative instruments and other liabilities	1,740	1,740	2,743	2,743
Redeemable OP unitholder interests	248,129	248,129	159,134	159,134
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
NOTE 12—LITIGATION
Litigation Relating to the HCT Acquisition
In the weeks following the announcement on June 2, 2014 of our agreement to acquire HCT, a total of 13 putative class actions were filed by purported HCT stockholders challenging the transaction. Certain of the actions also purport to bring derivative claims on behalf of HCT. Among other things, the lawsuits allege that the directors of HCT breached their fiduciary duties by approving the transaction and that we and our subsidiaries, Stripe Sub, LLC and Stripe OP, LP, aided and abetted this purported breach of fiduciary duty. The complaints seek injunctive relief and damages.
Ten of these actions were filed in the Circuit Court for Baltimore City, Maryland and consolidated under the caption In re: American Realty Capital, Healthcare Trust, Inc. Shareholder & Derivative Litigation, Case No. 24-C-14-003534, two actions were filed in the Supreme Court of the State of New York, County of New York, and one action was filed in the United States District Court of Maryland.
On January 2, 2015, the parties to the consolidated state court action agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of each alleged class of HCT stockholders. In connection with the settlement contemplated by that memorandum of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. The proposed settlement terms require HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 2, 2015. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to HCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
On January 5, 2015, the parties to the federal action also agreed to a memorandum of understanding regarding settlement of all claims asserted on behalf of each alleged class of HCT stockholders. In connection with the settlement contemplated by that memorandum of understanding, each action and all claims asserted therein will be dismissed, subject to approval by each applicable court. The proposed settlement terms require HCT to make certain additional disclosures related to the merger,which were set forth in HCT's Current Report on Form 8-K dated January 5, 2015. The memorandum of understanding further contemplates that the parties will enter into a stipulation of settlement, which will be subject to customary conditions, including confirmatory discovery and court approval following notice to HCT’s stockholders. If the parties enter into a stipulation of settlement, a hearing will be scheduled at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement, that the applicable court will approve any proposed settlement, or that any eventual settlement will be under the same terms as those contemplated by the memorandum of understanding.
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
Although the TRS entities have paid minimal cash federal income taxes for the three months ended March 31, 2015, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended March 31, 2015 and 2014 was a benefit of $7.3 million and expense of $3.4 million, respectively. The income tax benefit for the three months ended March 31, 2015 is due primarily to operating losses at our TRS entities. The income tax expense for the three months ended March 31, 2014 was due primarily to operating income at our TRS entities.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS and foreign investment is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign investment entities totaled $371.8 million and $344.3 million as of March 31, 2015 and December 31, 2014, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards.
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
NOTE 14—STOCKHOLDERS’ EQUITY
Capital Stock
In January 2015, in connection with the HCT acquisition, we issued approximately 28.4 million shares of our common stock and 1.1 million Class C Units that are redeemable for our common stock.
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in April in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible.  In connection therewith, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock.  We have not issued any shares of common stock under the new ATM program.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Foreign currency translation	$(10,006)	$866
Unrealized gain on marketable securities	8,133	6,784
Other	6,230	5,471
Total accumulated other comprehensive income	$4,357	$13,121

NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$120,865	$118,016
Discontinued operations	(423)	3,031
Net income attributable to common stockholders	$120,442	$121,047
Denominator:
Denominator for basic earnings per share—weighted average shares	325,454	293,875
Effect of dilutive securities:
Stock options	531	394
Restricted stock awards	70	47
OP units	3,148	1,929
Denominator for diluted earnings per share—adjusted weighted average shares	329,203	296,245
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.40
Discontinued operations	(0.00)	0.01
Net income attributable to common stockholders	$0.37	$0.41
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.37	$0.40
Discontinued operations	(0.00)	0.01
Net income attributable to common stockholders	$0.37	$0.41

NOTE 16—SEGMENT INFORMATION
As of March 31, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense/benefit, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:
For the three months ended March 31, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$266,206	$—	$136,990	$—	$403,196
Resident fees and services	—	446,914	—	—	446,914
Medical office building and other services revenue	1,136	—	8,858	549	10,543
Income from loans and investments	—	—	—	22,899	22,899
Interest and other income	—	—	—	472	472
Total revenues	$267,342	$446,914	$145,848	$23,920	$884,024
Total revenues	$267,342	$446,914	$145,848	$23,920	$884,024
Less:
Interest and other income	—	—	—	472	472
Property-level operating expenses	—	298,362	42,349	—	340,711
Medical office building services costs	—	—	6,918	—	6,918
Segment NOI	267,342	148,552	96,581	23,448	535,923
Income (loss) from unconsolidated entities	425	(422)	(25)	(229)	(251)
Segment profit	$267,767	$148,130	$96,556	$23,219	535,672
Interest and other income					472
Interest expense					(106,590)
Depreciation and amortization					(247,441)
General, administrative and professional fees					(34,330)
Loss on extinguishment of debt, net					(21)
Merger-related expenses and deal costs					(35,172)
Other					(5,296)
Income tax benefit					7,250
Discontinued operations					(423)
Gain on real estate dispositions					6,686
Net income					$120,807

For the three months ended March 31, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$237,846	$—	$115,223	$—	$353,069
Resident fees and services	—	371,061	—	—	371,061
Medical office building and other services revenue	1,148	—	4,652	500	6,300
Income from loans and investments	—	—	—	10,767	10,767
Interest and other income	—	—	—	273	273
Total revenues	$238,994	$371,061	$119,875	$11,540	$741,470
Total revenues	$238,994	$371,061	$119,875	$11,540	$741,470
Less:
Interest and other income	—	—	—	273	273
Property-level operating expenses	—	248,295	39,345	—	287,640
Medical office building services costs	—	—	3,371	—	3,371
Segment NOI	238,994	122,766	77,159	11,267	450,186
Income (loss) from unconsolidated entities	569	(144)	(47)	(130)	248
Segment profit	$239,563	$122,622	$77,112	$11,137	450,434
Interest and other income					273
Interest expense					(87,841)
Depreciation and amortization					(193,594)
General, administrative and professional fees					(32,866)
Gain on extinguishment of debt, net					259
Merger-related expenses and deal costs					(10,760)
Other					(5,229)
Income tax expense					(3,433)
Discontinued operations					3,031
Gain on real estate dispositions					1,000
Net income					$121,274
Assets by reportable business segment are as follows:

	As of March 31, 2015		As of December 31, 2014
	(Dollars in thousands)
Assets:
Triple-net leased properties	$9,684,808	39.6%	$9,176,159	43.2%
Senior living operations	8,329,612	34.1	7,421,924	35.0
MOB operations	5,150,741	21.1	3,526,217	16.6
All other assets	1,274,710	5.2	1,101,871	5.2
Total assets	$24,439,871	100.0%	$21,226,171	100.0%

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Capital expenditures:
Triple-net leased properties	$457,018	$192,052
Senior living operations	282,432	16,863
MOB operations	387,727	13,033
Total capital expenditures	$1,127,177	$221,948
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues:
United States	$834,458	$720,107
Canada	44,050	21,218
United Kingdom	5,516	145
Total revenues	$884,024	$741,470

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Net real estate property:
United States	$20,016,240	$17,547,255
Canada	1,158,811	1,269,710
United Kingdom	243,608	168,594
Total net real estate property	$21,418,659	$18,985,559
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

The following summarizes our condensed consolidating information as of March 31, 2015 and December 31, 2014 and for the three months ended March 31, 2015 and 2014:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,253	$352,082	$21,929,244	$—	$22,287,579
Cash and cash equivalents	77,802	—	42,423	—	120,225
Escrow deposits and restricted cash	154,135	1,441	68,196	—	223,772
Deferred financing costs, net	759	60,439	10,188	—	71,386
Investment in and advances to affiliates	14,069,982	3,430,055	—	(17,500,037)	—
Other assets	108,987	12,767	1,598,697	16,458	1,736,909
Total assets	$14,417,918	$3,856,784	$23,648,748	$(17,483,579)	$24,439,871
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,001,569	$3,602,356	$—	$11,603,925
Intercompany loans	6,804,372	(6,171,290)	(633,082)	—	—
Accrued interest	—	55,320	22,039	—	77,359
Accounts payable and other liabilities	94,629	75,311	830,194	16,458	1,016,592
Deferred income taxes	371,785	—	—	—	371,785
Total liabilities	7,270,786	1,960,910	3,821,507	16,458	13,069,661
Redeemable OP unitholder and noncontrolling interests	—	—	257,246	—	257,246
Total equity	7,147,132	1,895,874	19,569,995	(17,500,037)	11,112,964
Total liabilities and equity	$14,417,918	$3,856,784	$23,648,748	$(17,483,579)	$24,439,871

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,404	$347,583	$19,553,200	$—	$19,907,187
Cash and cash equivalents	24,857	—	30,491	—	55,348
Escrow deposits and restricted cash	2,102	1,424	68,245	—	71,771
Deferred financing costs, net	759	50,669	8,900	—	60,328
Investment in and advances to affiliates	10,827,772	3,430,054	—	(14,257,826)	—
Other assets	102,646	57,123	971,768	—	1,131,537
Total assets	$10,964,540	$3,886,853	$20,632,604	$(14,257,826)	$21,226,171
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$7,422,975	$3,465,117	$—	$10,888,092
Intercompany loans	5,555,196	(5,562,739)	7,543	—	—
Accrued interest	—	43,212	18,885	—	62,097
Accounts payable and other liabilities	105,037	80,307	819,888	—	1,005,232
Deferred income taxes	344,337	—	—	—	344,337
Total liabilities	6,004,570	1,983,755	4,311,433	—	12,299,758
Redeemable OP unitholder and noncontrolling interests	—	—	172,016	—	172,016
Total equity	4,959,970	1,903,098	16,149,155	(14,257,826)	8,754,397
Total liabilities and equity	$10,964,540	$3,886,853	$20,632,604	$(14,257,826)	$21,226,171

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$916	$71,168	$331,112	$—	$403,196
Resident fees and services	—	—	446,914	—	446,914
Medical office building and other services revenue	—	—	10,543	—	10,543
Income from loans and investments	1,436	51	21,412	—	22,899
Equity earnings in affiliates	129,996	—	(79)	(129,917)	—
Interest and other income	356	5	111	—	472
Total revenues	132,704	71,224	810,013	(129,917)	884,024
Expenses:
Interest	(7,828)	63,594	50,824	—	106,590
Depreciation and amortization	1,343	9,050	237,048	—	247,441
Property-level operating expenses	—	131	340,580	—	340,711
Medical office building services costs	—	—	6,918	—	6,918
General, administrative and professional fees	(2,741)	6,361	30,710	—	34,330
Loss on extinguishment of debt, net	—	—	21	—	21
Merger-related expenses and deal costs	34,353	—	819	—	35,172
Other	1,071	2	4,223	—	5,296
Total expenses	26,198	79,138	671,143	—	776,479
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	106,506	(7,914)	138,870	(129,917)	107,545
Income (loss) from unconsolidated entities	—	401	(652)	—	(251)
Income tax benefit	7,250	—	—	—	7,250
Income (loss) from continuing operations	113,756	(7,513)	138,218	(129,917)	114,544
Discontinued operations	—	(277)	(149)	3	(423)
Gain on real estate dispositions	6,686	—	—	—	6,686
Net income (loss)	120,442	(7,790)	138,069	(129,914)	120,807
Net income attributable to noncontrolling interest	—	—	365	—	365
Net income (loss) attributable to common stockholders	$120,442	$(7,790)	$137,704	$(129,914)	$120,442

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$618	$66,941	$285,510	$—	$353,069
Resident fees and services	—	—	371,061	—	371,061
Medical office building and other services revenue	—	—	6,300	—	6,300
Income from loans and investments	306	—	10,461	—	10,767
Equity earnings in affiliates	126,085	—	116	(126,201)	—
Interest and other income	152	5	116	—	273
Total revenues	127,161	66,946	673,564	(126,201)	741,470
Expenses:
Interest	(647)	43,094	45,394	—	87,841
Depreciation and amortization	1,422	7,431	184,741	—	193,594
Property-level operating expenses	—	150	287,490	—	287,640
Medical office building services costs	—	—	3,371	—	3,371
General, administrative and professional fees	1,887	5,388	25,591	—	32,866
(Gain) loss on extinguishment of debt, net	(3)	3	(259)	—	(259)
Merger-related expenses and deal costs	1,753	—	9,007	—	10,760
Other	707	319	4,203	—	5,229
Total expenses	5,119	56,385	559,538	—	621,042
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	122,042	10,561	114,026	(126,201)	120,428
Income (loss) from unconsolidated entities	—	522	(274)	—	248
Income tax expense	(3,433)	—	—	—	(3,433)
Income from continuing operations	118,609	11,083	113,752	(126,201)	117,243
Discontinued operations	1,438	556	1,037	—	3,031
Gain on real estate dispositions	1,000	—	—	—	1,000
Net income	121,047	11,639	114,789	(126,201)	121,274
Net income attributable to noncontrolling interest	—	—	227	—	227
Net income attributable to common stockholders	$121,047	$11,639	$114,562	$(126,201)	$121,047

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$120,442	$(7,790)	$138,069	$(129,914)	$120,807
Other comprehensive income (loss):
Foreign currency translation	—	—	(10,872)	—	(10,872)
Change in unrealized gain on marketable securities	1,349	—	—	—	1,349
Other	—	—	759	—	759
Total other comprehensive income (loss)	1,349	—	(10,113)	—	(8,764)
Comprehensive income (loss)	121,791	(7,790)	127,956	(129,914)	112,043
Comprehensive income attributable to noncontrolling interest	—	—	365	—	365
Comprehensive income (loss) attributable to common stockholders	$121,791	$(7,790)	$127,591	$(129,914)	$111,678

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$121,047	$11,639	$114,789	$(126,201)	$121,274
Other comprehensive income (loss):
Foreign currency translation	—	—	(2,740)	—	(2,740)
Change in unrealized gain on marketable securities	1,306	—	—	—	1,306
Other	—	—	239	—	239
Total other comprehensive income (loss)	1,306	—	(2,501)	—	(1,195)
Comprehensive income	122,353	11,639	112,288	(126,201)	120,079
Comprehensive income attributable to noncontrolling interest	—	—	227	—	227
Comprehensive income attributable to common stockholders	$122,353	$11,639	$112,061	$(126,201)	$119,852

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(26,412)	$53,071	$317,510	$—	$344,169
Net cash (used in) provided by investing activities	(906,198)	(6,274)	3,942	—	(908,530)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(319,000)	(133,897)	—	(452,897)
Proceeds from debt	—	896,478	196,355	—	1,092,833
Repayment of debt	—	—	(24,647)	—	(24,647)
Net change in intercompany debt	1,249,176	(608,551)	(640,625)	—	—
Purchase of noncontrolling interest	—	—	(2,660)	—	(2,660)
Payment of deferred financing costs	—	(12,507)	(1,928)	—	(14,435)
Issuance of common stock, net	285,327	—	—	—	285,327
Cash distribution (to) from affiliates	(289,568)	(3,217)	292,785	—	—
Cash distribution to common stockholders	(254,910)	—	—	—	(254,910)
Cash distribution to redeemable OP unitholders	—	—	(2,365)	—	(2,365)
Purchases of redeemable OP units	—	—	(569)	—	(569)
Distributions to noncontrolling interest	—	—	(1,822)	—	(1,822)
Other	5,690	—	—	—	5,690
Net cash provided by (used in) financing activities	995,715	(46,797)	(319,373)	—	629,545
Net increase in cash and cash equivalents	63,105	—	2,079	—	65,184
Effect of foreign currency translation on cash and cash equivalents	(10,160)	—	9,853	—	(307)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$77,802	$—	$42,423	$—	$120,225

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(46,025)	$24,067	$306,379	$—	$284,421
Net cash used in investing activities	(155,716)	(979)	(61,655)	—	(218,350)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	182,969	(1,215)	—	181,754
Repayment of debt	—	—	(67,773)	—	(67,773)
Net change in intercompany debt	227,406	(202,703)	(24,703)	—	—
Payment of deferred financing costs	—	(154)	(13)	—	(167)
Cash distribution from (to) affiliates	179,724	(2,618)	(177,106)	—	—
Cash distribution to common stockholders	(213,473)	—	—	—	(213,473)
Cash distribution to redeemable OP unitholders	(1,402)	—	—	—	(1,402)
Distributions to noncontrolling interest	—	—	(2,237)	—	(2,237)
Other	1,636	5	—	—	1,641
Net cash provided by (used in) financing activities	193,891	(22,501)	(273,047)	—	(101,657)
Net (decrease) increase in cash and cash equivalents	(7,850)	587	(28,323)	—	(35,586)
Effect of foreign currency translation on cash and cash equivalents	593	(587)	555	—	561
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$20,912	$—	$38,879	$—	$59,791

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTE 18—SUBSEQUENT EVENTS
Proposed Spin-off of Post-Acute/Skilled Nursing Facility Portfolio
In April 2015, we announced a plan to spin off most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT (“SpinCo”). SpinCo will initially own 353 high-quality triple-net leased skilled nursing facilities and other healthcare assets operated by private regional and local care providers. The spin-off is subject to certain conditions, including the effectiveness of SpinCo’s Form 10 registration statement, receipt of an opinion from counsel regarding the tax-free nature of the distribution and final approval and declaration of the distribution by our Board of Directors. The transaction is expected to be completed in the second half of 2015 and is intended to qualify as a tax-free distribution to Ventas stockholders.
Pending Ardent Health Services Acquisition
In April 2015, we also announced that we had entered into a definitive agreement to acquire privately owned Ardent Medical Services, Inc. (together with its affiliates, “Ardent Health Services”) for $1.75 billion in cash. Concurrent with the closing of the transaction, we plan to separate Ardent Health Services’ hospital operations from its owned real estate and sell the hospital operations to one or more newly formed entities (collectively, “Ardent”) owned by current management of Ardent Health Services, other equity sources and up to 9.9% owned by us. Upon closing, we will enter into long-term triple-net leases with Ardent to operate the acquired properties. The acquisition is subject to the satisfaction of customary closing, including regulatory approvals, and is expected to be completed mid-year 2015.

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

•
Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments, including our pending acquisition of Ardent Medical Services, Inc. (together with its affiliates “Ardent Health Services”) and investments in different asset types and outside the United States;

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2014 and for the year ending December 31, 2015;

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

•	Uncertainties as to the completion and timing of our proposed spin-off transaction, and the impact of the spin-off transaction on our business.
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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2015, we owned more than 1,600 properties (including properties classified as held for sale), including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had one property under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2015, we leased a total of 952 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 305 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living and Kindred leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 83 properties, respectively, as of March 31, 2015.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At March 31, 2015, 16.4% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2015 Highlights and Recent Developments

•
We paid the first quarterly installment of our 2015 dividend of $0.79 per share, which was paid in cash to stockholders in two installments and represents a 9% increase over the same period in the prior year.

•
In January 2015, we acquired HCT in a stock and cash transaction, which added 152 properties to our portfolio and we made other investments totaling approximately $320 million, including the acquisition of five triple-net leased properties in the United Kingdom and 12 skilled nursing facilities.

•
During the three months ended March 31, 2015, we sold 21 triple-net leased properties and 22 MOBs for aggregate consideration of $336.7 million, including a $5.0 million lease termination fee. In April 2015, we sold two MOBs for aggregate consideration of $46.0 million.

•	During the three months ended March 31, 2015, we received aggregate proceeds of $86.2 million in final repayment of one secured and one unsecured loan receivable.

•
In January 2015, we issued and sold $1.1 billion of senior notes with a weighted average interest rate below 3.7% and a weighted average maturity of 15 years. The issuances were composed of $900 million aggregate principal amount of USD senior notes and CAD notes of 250 million.

•
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million.

•
Also in April 2015, we announced a plan to spin off our post-acute/skilled nursing facility portfolio operated by private regional and local care providers into an independent, publicly traded REIT. The transaction is expected to be completed in the second half of 2015 and is intended to qualify as a tax-free distribution to Ventas shareholders.

•
Also in April 2015, we announced that we had entered into a definitive agreement to acquire privately owned Ardent Health Services, a premier provider of health care services and one of the ten largest for-profit hospital companies in the U.S., for $1.75 billion in cash. Concurrent with the closing of the transaction, we plan to separate Ardent Health Services’ hospital operations from its owned real estate and sell the hospital operations to one or more newly formed entities owned by current management of Ardent Health Services, other equity sources and up to 9.9% owned by us.

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

	As of March 31, 2015	As of December 31, 2014
Investment mix by asset type (1):
Seniors housing communities	61.5%	65.5%
MOBs	19.3	15.8
Skilled nursing and other facilities	12.7	13.1
Hospitals	3.6	2.1
Secured loans receivable and investments, net	2.9	3.5
Investment mix by tenant, operator and manager (1):
Atria	21.1%	23.6%
Sunrise	11.0	12.3
Brookdale Senior Living	8.2	10.2
Kindred	2.0	2.0
All other	57.7	51.9

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2015	2014
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	50.6%	50.4%
Kindred	5.3	7.4
Brookdale Senior Living (2)	5.5	5.5
All others	38.6	36.7
Adjusted EBITDA (3):
Senior living operations	28.3%	28.5%
Kindred	8.5	12.1
Brookdale Senior Living (2)	8.9	9.2
All others	54.3	50.2
NOI (4):
Senior living operations	27.7%	27.3%
Kindred	8.8	12.2
Brookdale Senior Living (2)	9.1	9.0
All others	54.4	51.5
Operations mix by geographic location (5):
California	14.3%	15.3%
New York	8.6	9.9
Texas	7.1	7.1
Illinois	4.5	4.7
Florida	4.2	4.2
All others	61.3	58.8

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

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
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a

“Material Adverse Effect”). During the three months ended March 31, 2015, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for those periods.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator.
Recent Developments Regarding Government Regulation
On April 16, 2015, President Obama signed into law the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”), which permanently repeals the Sustainable Growth Rate payment formula for Medicare reimbursement rates on physician services.  Section 411 of MACRA would require Medicare payment rates for post-acute care providers to increase by no more than 1% for fiscal year 2018, after application of the productivity adjustment.
Medicare Reimbursement: Long-Term Acute Care Hospitals

On April 17, 2015, the Centers for Medicaid & Medicare Services (“CMS”) issued its proposed rule updating the prospective payment system for long-term acute care hospitals (the “LTAC PPS”) for the 2016 fiscal year (October 1, 2015 through September 30, 2016). Under the proposed rule, the LTAC PPS standard federal payment rate would decrease by 4.6% in fiscal year 2016. This estimated decrease is primarily attributable to the statutory decrease in the payment rates for site neutral LTAC PPS cases that do not meet the clinical criteria to qualify for the higher standard LTAC PPS payment rates. Cases that do qualify for the higher standard LTAC PPS would see an increase in that payment rate of 1.9%, reflecting a 2.7% increase in the market basket index, less the 0.8% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to long-term acute care hospitals as a result of the proposed rule will decrease by approximately $250 million in fiscal year 2016. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 16, 2015. A final rule is expected to be announced no later than August 1, 2015.

We are currently analyzing the financial implications of this proposed rule and of MACRA on the operators of our long-term acute care hospitals. We cannot assure you that MACRA, the final rule issued by CMS or other future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.

Medicare Reimbursement: Skilled Nursing Facilities

On April 15, 2015, CMS issued its proposed rule updating the prospective payment system for skilled nursing facilities (the “SNF PPS”) for the 2016 fiscal year (October 1, 2015 through September 30, 2016). Under the proposed rule, the SNF PPS standard federal payment rate would increase by 1.4% in fiscal year 2016, reflecting a 2.6% increase in the market basket index, less the 1.2% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to skilled nursing facilities as a result of the proposed rule will increase by approximately $500 million in fiscal year 2016. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 15, 2015. A final rule is expected to be announced no later than August 1, 2015.

We are currently analyzing the financial implications of this proposed rule and of MACRA on the operators of our skilled nursing facilities. We cannot assure you that MACRA, the final rule issued by CMS or other future updates to SNF PPS or Medicare reimbursement for skilled nursing facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Revenue Recognition

Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2015 and December 31, 2014, this cumulative excess totaled $195.2 million (net of allowances of $155.9 million) and $188.0 million (net of allowances of $145.1 million), respectively.
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
Allowances
We assess the collectibility of our rent receivables, including straight-line rent receivables. We base our assessment of the collectibility of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We also base our assessment of the collectibility of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectibility of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. ASU 2014-09 is effective for us beginning January 1, 2017, although on April 1, 2015, the FASB proposed a one-year deferral of the effective date for ASU 2014-09. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest model and the voting model, including changes to (1) the identification of variable interests (fees paid to a decision maker or service provider), (2) the variable interest entity characteristics for a limited partnership or similar entity and (3) the primary beneficiary determination. ASU 2015-02 is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Upon adoption, we will apply the new guidance on a retrospective basis and adjust the balance sheet of each individual period to reflect the period-specific effects of applying the new guidance. This guidance is effective for us beginning January 1, 2016. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements.
Results of Operations
As of March 31, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.

Three Months Ended March 31, 2015 and 2014
The table below shows our results of operations for the three months ended March 31, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$267,342	$238,994	$28,348	11.9%
Senior Living Operations	148,552	122,766	25,786	21.0
MOB Operations	96,581	77,159	19,422	25.2
All Other	23,448	11,267	12,181	nm
Total segment NOI	535,923	450,186	85,737	19.0
Interest and other income	472	273	199	72.9
Interest expense	(106,590)	(87,841)	(18,749)	(21.3)
Depreciation and amortization	(247,441)	(193,594)	(53,847)	(27.8)
General, administrative and professional fees	(34,330)	(32,866)	(1,464)	(4.5)
(Loss) gain on extinguishment of debt, net	(21)	259	(280)	nm
Merger-related expenses and deal costs	(35,172)	(10,760)	(24,412)	nm
Other	(5,296)	(5,229)	(67)	(1.3)
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	107,545	120,428	(12,883)	(10.7)
(Loss) income from unconsolidated entities	(251)	248	(499)	nm
Income tax benefit (expense)	7,250	(3,433)	10,683	nm
Income from continuing operations	114,544	117,243	(2,699)	(2.3)
Discontinued operations	(423)	3,031	(3,454)	nm
Gain on real estate dispositions	6,686	1,000	5,686	nm
Net income	120,807	121,274	(467)	(0.4)
Net income attributable to noncontrolling interest	365	227	(138)	(60.8)
Net income attributable to common stockholders	$120,442	$121,047	(605)	(0.5)

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$266,206	$237,846	$28,360	11.9%
Other services revenue	1,136	1,148	(12)	(1.0)
Segment NOI	$267,342	$238,994	28,348	11.9

Triple-net leased properties segment NOI increased during the three months ended March 31, 2015 over the prior year primarily due to rent from the properties we acquired after January 1, 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2015 for the fourth quarter of 2014 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2014 for the fourth quarter of 2013.

	Number of Properties Owned at March 31, 2015 (1)	Average Occupancy For the Three Months Ended December 31, 2014 (1)	Number of Properties Owned at March 31, 2014 (1)	Average Occupancy For the Three Months Ended December 31, 2013 (1)
Seniors housing communities	450	88.6%	422	88.8%
Skilled nursing facilities	279	79.3	238	80.4
Hospitals	47	58.1	46	53.7

(1)
Excludes properties sold or classified as held for sale as of March 31, 2015, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended March 31, 2015 and 2014, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 837 same-store triple-net leased properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$234,687	$230,031	$4,656	2.0%
Other services revenue	1,136	1,148	(12)	(1.0)
Segment NOI	$235,823	$231,179	4,644	2.0
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$446,914	$371,061	$75,853	20.4%
Less:
Property-level operating expenses	(298,362)	(248,295)	(50,067)	(20.2)
Segment NOI	$148,552	$122,766	25,786	21.0
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the first quarter of 2015 over the first quarter of 2014 primarily due to the seniors housing communities we acquired after January 1, 2014, including the Holiday Canada Acquisition, and an increase in average unit occupancy rates.

Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended March 31, 2015 over the same period in 2014 primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 237 same-store senior living operating communities.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$381,300	$370,422	$10,878	2.9%
Less:
Property-level operating expenses	(258,574)	(247,718)	(10,856)	(4.4)
Segment NOI	$122,726	$122,704	22	0.0
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended March 31, 2015 and 2014:

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Total communities	305	239	91.3%	90.6%	$5,248	$5,541
Same-store communities	237	237	91.1	90.6	5,682	5,553
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$136,990	$115,223	$21,767	18.9%
Medical office building services revenue	8,858	4,652	4,206	94.0
Total revenues	145,848	119,875	25,973	21.7
Less:
Property-level operating expenses	(42,349)	(39,345)	(3,004)	(7.6)
Medical office building services costs	(6,918)	(3,371)	(3,547)	> (100)
Segment NOI	$96,581	$77,159	19,422	25.2

nm - not meaningful
The increase in our MOB operations segment rental income in the first quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after January 1, 2014 and slightly higher base rents. The $3.0 million increase in our MOB property-level operating expenses in the first quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after January 1, 2014 and increases in insurance and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue, net of applicable costs, increased year over year primarily due to increased construction activity during the first quarter of 2015 over the same period in 2014.

The following table compares results of continuing operations for our 273 same-store MOBs.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$108,545	$108,447	$98	0.1%
Less:
Property-level operating expenses	(35,869)	(36,323)	454	1.2
Segment NOI	$72,676	$72,124	552	0.8
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended March 31, 2015 and 2014:

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2015	2014	2015	2014	2015	2014
Total MOBs	358	274	92.4%	91.6%	$30	$30
Same-store MOBs	273	273	91.0	91.6	31	31
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased $12.1 million during the three months ended March 31, 2015, compared to the same period in 2014, primarily due to a $425.0 million secured mezzanine loan investment we made during 2014 that has a blended annual interest rate of 8.1% and contractual maturities ranging between 2016 and 2019.
Interest Expense
The $18.3 million increase in total interest expense, including interest allocated to discontinued operations of $0.3 million and $0.7 million for the three months ended March 31, 2015 and 2014, respectively, is attributed primarily to $20.2 million of additional interest due to higher debt balances, partially offset by a $2.6 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the three months ended March 31, 2015, compared to 3.7% for the same period in 2014.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to the real estate acquisitions we made in 2014 and 2015, as well as impairment charges of $19.2 million for the three months ended March 31, 2015, compared to $4.1 million of impairment charges for the three months ended March 31, 2014.
General, Administrative and Professional Fees
General, administrative and professional fees increased $1.5 million during the three months ended March 31, 2015 compared to the same period in 2014 primarily due to our continued organizational growth.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $24.4 million increase during the three months ended March 31, 2015 over the prior year is primarily due to increased 2015 investment activity related to pending and completed transactions.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended March 31, 2015 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”). Income tax expense for the three months ended March 31, 2014 was due primarily to operating income at our TRS entities.

Discontinued Operations
Discontinued operations for the three months ended March 31, 2015 primarily relates to operations of five assets reported as discontinued operations. Discontinued operations for the three months ended March 31, 2014 primarily relates to $1.7 million of gains, net for the sale of three triple-net leased properties and two MOBs during the three months ended March 31, 2014.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended March 31, 2015 primarily relates to gains of $6.8 million for the sale of two triple-net leased properties. Gain on real estate dispositions for the three months ended March 31, 2014 primarily relates to a gain of $1.3 million for the sale of one MOB.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.

Our FFO and normalized FFO for the three months ended March 31, 2015 and 2014 are summarized in the following table. The increase in normalized FFO for the three months ended March 31, 2015 over the same period in 2014 is due primarily to 2014 and 2015 acquisitions and investments, including a $425.0 million secured mezzanine loan investment we made during 2014, net of related capital costs.

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income attributable to common stockholders	$120,442	$121,047
Adjustments:
Real estate depreciation and amortization	245,651	192,043
Real estate depreciation related to noncontrolling interest	(2,052)	(2,644)
Real estate depreciation related to unconsolidated entities	1,462	1,494
Gain on real estate dispositions	(6,686)	(1,000)
Discontinued operations:
Gain on real estate dispositions	—	(1,438)
Depreciation on real estate assets	12	281
FFO	358,829	309,783
Adjustments:
Change in fair value of financial instruments	(46)	(68)
Non-cash income tax (benefit) expense	(7,850)	3,433
Loss (gain) on extinguishment of debt, net	21	(810)
Merger-related expenses, deal costs and re-audit costs	36,002	10,761
Amortization of other intangibles	591	256
Normalized FFO	$387,547	$323,355

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$120,807	$121,274
Adjustments:
Interest	106,842	88,519
Loss (gain) on extinguishment of debt, net	21	(810)
Taxes (including tax amounts in general, administrative and professional fees)	(7,435)	4,660
Depreciation and amortization	247,453	193,875
Non-cash stock-based compensation expense	6,307	6,044
Merger-related expenses, deal costs and re-audit costs	35,893	10,760
Gain on real estate dispositions	(6,686)	(2,437)
Change in fair value of financial instruments	(46)	(68)
Adjusted EBITDA	$503,156	$421,817

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(In thousands)
Net income	$120,807	$121,274
Adjustments:
Interest and other income	(472)	(1,023)
Interest	106,842	88,519
Depreciation and amortization	247,453	193,875
General, administrative and professional fees	34,330	32,866
Loss (gain) on extinguishment of debt, net	21	(259)
Merger-related expenses and deal costs	35,172	10,760
Other	5,439	5,345
Loss (income) from unconsolidated entities	251	(248)
Income tax (benefit) expense	(7,250)	3,433
Gain on real estate dispositions	(6,686)	(2,437)
NOI	535,907	452,105
Discontinued operations	16	(1,919)
NOI (excluding amounts in discontinued operations)	$535,923	$450,186
Liquidity and Capital Resources
As of March 31, 2015, we had a total of $120.2 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2015, we also had escrow deposits and restricted cash of $223.8 million, including cash held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and $1.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the three months ended March 31, 2015, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $634.4 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including our pending acquisition of Ardent Health Services and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.
In April 2015, third party investors redeemed 445,541 limited partnership units of Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. for approximately $32.6 million.

Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of March 31, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2015, we had $451.9 million of borrowings outstanding, $13.3 million of letters of credit outstanding and $1.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.
Senior Notes
In January 2015, we issued and sold $600.0 million aggregate principal amount of 3.500% senior notes due 2025 at a public offering price equal to 99.663% of par, for total proceeds of $598.0 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.375% senior notes due 2045 at a public offering price equal to 99.500% of par, for total proceeds of $298.5 million before the underwriting discount and expenses.
Also in January 2015, Ventas Canada Finance Limited issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
Capital Stock
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in April in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible.  In connection therewith, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock.  We have not issued any shares of common stock under the new ATM program.
Cash Flows
The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$55,348	$94,816	$(39,468)	(41.6)%
Net cash provided by operating activities	344,169	284,421	59,748	21.0
Net cash used in investing activities	(908,530)	(218,350)	(690,180)	nm
Net cash provided by financing activities	629,545	(101,657)	731,202	nm
Effect of foreign currency translation on cash and cash equivalents	(307)	561	(868)	nm
Cash and cash equivalents at end of period	$120,225	$59,791	60,434	nm

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased during the three months ended March 31, 2015 over the same period in 2014 primarily due to 2014 and 2015 acquisitions, the $37 million payment received from Kindred in January 2015 and increases in fee income, partially offset by increased merger-related expenses and deal costs.
Cash Flows from Investing Activities
Cash used in investing activities during the three months ended March 31, 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($1.1 billion and $181.9 million in 2015 and 2014, respectively), investment in loans receivable and other ($39.6 million and $1.2 million in 2015 and 2014, respectively), capital expenditures ($21.2 million and $16.1 million in 2015 and 2014, respectively) and development project expenditures ($33.5 million and $23.9 million in 2015 and 2014, respectively). These cash outflows were partially offset by proceeds from loans receivable ($92.1 million and $1.2 million in 2015 and 2014, respectively) and proceeds from real estate disposals ($166.3 million and $26.2 million in 2015 and 2014, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the three months ended March 31, 2015 and 2014 consisted primarily of net proceeds from the issuance of debt ($1.1 billion in 2015), net revolver borrowings ($181.8 million in 2014) and net proceeds from the issuance of common stock ($285.3 million in 2015), Cash used in financing activities consisted primarily of net payments made on our unsecured revolving credit facility and term loans ($452.9 million in 2015), debt repayments ($24.6 million and $67.8 million in 2015 and 2014, respectively) and cash distributions to common stockholders, unitholders and noncontrolling interest parties ($259.1 million and $217.1 million in 2015 and 2014, respectively).
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of March 31, 2015, we had one property in development. Through March 31, 2015, we have funded $4.9 million of our estimated total commitment for such project of $10.0 million to $11.0 million.
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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of March 31, 2015 and December 31, 2014:

	As of March 31, 2015	As of December 31, 2014
	(In thousands)
Gross book value	$9,686,796	$8,488,591
Fair value (1)	10,256,782	8,817,982
Fair value reflecting change in interest rates (1):
-100 basis points	10,803,224	9,256,492
+100 basis points	9,739,308	8,406,735

(1)	The change in fair value of our fixed rate debt from December 31, 2014 to March 31, 2015 was due primarily to 2015 senior note issuances and additional mortgage loan financing.
The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2015	As of December 31, 2014	As of March 31, 2014
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,728,042	$6,677,875	$5,418,543
Mortgage loans and other (1)	1,958,754	1,810,716	2,098,955
Variable rate:
Unsecured revolving credit facility	451,924	919,099	559,299
Unsecured term loans	981,655	990,634	996,165
Mortgage loans and other (1)	464,467	474,047	369,674
Total	$11,584,842	$10,872,371	$9,442,636
Percentage of total debt:
Fixed rate:
Senior notes and other	66.7%	61.4%	57.4%
Mortgage loans and other (1)	16.9	16.6	22.2
Variable rate:
Unsecured revolving credit facility	3.9	8.5	5.9
Unsecured term loans	8.5	9.1	10.6
Mortgage loans and other (1)	4.0	4.4	3.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.6%	3.5%	3.7%
Mortgage loans and other (1)	5.8	5.9	6.0
Variable rate:
Unsecured revolving credit facility	1.2	1.4	1.3
Unsecured term loans	1.3	1.3	1.3
Mortgage loans and other (1)	2.2	2.3	1.7
Total	3.6	3.5	3.7

(1)
Borrowings as of March 31, 2015 exclude $33.4 million of debt related to real estate assets classified as held for sale as of March 31, 2015. Borrowings as of December 31, 2014 exclude $43.5 million of debt related to real estate assets classified as held for sale as of December 31, 2014. All amounts were included in accounts payable and other liabilities on our Consolidated Balance Sheets.
The variable rate debt in the table above reflects, in part, the effect of $152.5 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $49.1 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at March 31, 2015 compared to December 31, 2014 is primarily attributable to the repayment of borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2015, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2015, interest expense for 2015 would increase by approximately $18.9 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of March 31, 2015 and December 31, 2014, our joint venture and operating partners’ aggregate share of total debt was $142.8 million and $141.4 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $97.3 million and $97.5 million as of March 31, 2015 and December 31, 2014, respectively.
As of March 31, 2015 and December 31, 2014, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $782.6 million and $798.0 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2015 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during that quarter, our full year 2015 normalized FFO per share would decrease or increase, as applicable, by less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2015, at the reasonable assurance level.
Internal Control Over Financial Reporting
On January 16, 2015, we acquired HCT in a stock and cash transaction which added 152 properties to our portfolio. We believe that we have implemented adequate procedures and controls to ensure that, during the initial transition period following this acquisition, which includes the remainder of 2015, financial information pertaining to these properties is materially correct and properly reflected in our consolidated financial statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.
During the first quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 12—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2014.
ITEM 1A.    RISK FACTORS
Risks Arising from Our Business
The following risk factors reflect certain modifications of, or additions to, the risk factors contained in our Annual Report on Form 10-K for the year ended December 31, 2014.

The proposed spin-off of our post-acute/skilled nursing facility portfolio into an independent, publicly-traded REIT may not be completed on the currently contemplated timeline or terms, or at all, and may not achieve the intended benefits.

        In April 2015, we announced a plan to spin off our post-acute/skilled nursing facility portfolio operated by private regional and local care providers into an independent, publicly-traded REIT. We expect to complete the spin-off in the second half of 2015, although there can be no assurance as to whether or when the spin-off will occur. Unforeseen developments, including possible delays in obtaining various tax and regulatory approvals or clearances, could delay or prevent the proposed spin-off or cause the proposed spin-off to occur on terms or conditions that are less favorable and/or different than expected. Expenses incurred to accomplish the proposed spin-off may be significantly higher than we currently anticipate. Following the proposed spin-off, the combined value of the common stock of the two publicly-traded companies may not be equal to or greater than what the value of our common stock would have been had the proposed spin-off not occurred.

The proposed acquisition of Ardent Health Services and separation and sale of Ardent Health Services’ hospital operations presents certain risks to our business and operations.

In April 2015, we announced that we had entered into a definitive agreement to acquire Ardent Health Services in a cash transaction. Concurrent with the closing of the transaction, we plan to separate Ardent Health Services’ hospital operations from its owned real estate and sell the hospital operations to one or more newly formed entities owned by current management of Ardent Health Services, other equity sources and up to 9.9% owned by us. We expect to complete the transactions mid-year 2015, although we cannot assure you that the transactions will close on such timetable or at all.
Prior to closing, the transactions may present certain risks to our business and operations, including, among other things, that:

•	failure to complete the transactions could negatively impact our stock price and our future business and financial results;

•	we expect to incur substantial expenses related to the transactions; and

•	the pendency of the transactions could adversely affect our business and operations.

In addition, certain risks may continue to exist after the closing of the Ardent Health Services acquisition, including, among other things, that:

•	we may be unable to successfully integrate our business and Ardent Health Services’ business and realize the anticipated benefits of the acquisition or do so within the anticipated timeframe;

•	our future results could suffer if we do not effectively manage our expanded operations; and

•	the value of the acquired assets or the market price of our common stock may decline.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On January 16, 2015, in connection with our acquisition of HCT, each of the 7,057,271 issued and outstanding limited partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (subsequently renamed Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.), a limited partnership in which HCT was the sole general partner prior to the acquisition, was converted into a newly created class of limited partnership units (“Class C Units”) at the 0.1688 exchange ratio payable to HCT stockholders in the acquisition, net of any Class C Units withheld to pay taxes. The Class C Units may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. The Class C Units were issued solely to “accredited investors” (as such term is defined in Rule 501 under the Securities Act) in reliance on the exemption from registration provided by Section 4(2) of the Securities Act.
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2015:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	46,711	$79.89
February 1 through February 28	—	—
March 1 through March 31	25,036	72.09

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
4.1
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.
4.2
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 24, 2015

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.
4.2
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.