Form 10-Q
period 2015-06-30
VENTAS INC
filed 2015-07-27
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 22, 2015:
Common Stock, $0.25 par value	332,502,301

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2015	December 31, 2014
Assets
Real estate investments:
Land and improvements	$2,288,356	$1,956,128
Buildings and improvements	22,051,067	19,895,043
Construction in progress	145,873	120,123
Acquired lease intangibles	1,308,052	1,039,651
	25,793,348	23,010,945
Accumulated depreciation and amortization	(4,428,252)	(4,025,386)
Net real estate property	21,365,096	18,985,559
Secured loans receivable and investments, net	789,408	829,756
Investments in unconsolidated entities	85,461	91,872
Net real estate investments	22,239,965	19,907,187
Cash and cash equivalents	60,532	55,348
Escrow deposits and restricted cash	193,960	71,771
Deferred financing costs, net	68,284	60,328
Other assets	1,712,421	1,131,537
Total assets	$24,275,162	$21,226,171
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,507,861	$10,888,092
Accrued interest	77,631	62,097
Accounts payable and other liabilities	1,026,359	1,005,232
Deferred income taxes	370,161	344,337
Total liabilities	12,982,012	12,299,758
Redeemable OP unitholder and noncontrolling interests	199,404	172,016
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 331,965 and 298,478 shares issued at June 30, 2015 and December 31, 2014, respectively	82,982	74,656
Capital in excess of par value	12,708,898	10,119,306
Accumulated other comprehensive income	10,180	13,121
Retained earnings (deficit)	(1,772,529)	(1,526,388)
Treasury stock, 28 and 7 shares at June 30, 2015 and December 31, 2014, respectively	(2,048)	(511)
Total Ventas stockholders’ equity	11,027,483	8,680,184
Noncontrolling interest	66,263	74,213
Total equity	11,093,746	8,754,397
Total liabilities and equity	$24,275,162	$21,226,171
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenues:
Rental income:
Triple-net leased	$260,562	$242,726	$526,768	$480,572
Medical office buildings	140,403	114,890	277,393	230,113
	400,965	357,616	804,161	710,685
Resident fees and services	454,645	374,473	901,559	745,534
Medical office building and other services revenue	9,408	4,367	19,951	10,667
Income from loans and investments	26,068	14,625	48,967	25,392
Interest and other income	236	173	708	446
Total revenues	891,322	751,254	1,775,346	1,492,724
Expenses:
Interest	107,591	91,501	214,181	179,342
Depreciation and amortization	249,195	190,818	496,636	384,412
Property-level operating expenses:
Senior living	299,252	249,424	597,614	497,719
Medical office buildings	43,321	39,335	85,670	78,680
	342,573	288,759	683,284	576,399
Medical office building services costs	5,764	1,626	12,682	4,997
General, administrative and professional fees	33,962	31,306	68,292	64,172
(Gain) loss on extinguishment of debt, net	(455)	2,924	(434)	2,665
Merger-related expenses and deal costs	14,585	9,599	49,757	20,359
Other	5,091	4,863	10,387	10,092
Total expenses	758,306	621,396	1,534,785	1,242,438
Income before income (loss) from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	133,016	129,858	240,561	250,286
Income (loss) from unconsolidated entities	9	348	(242)	596
Income tax benefit (expense)	9,789	(3,274)	17,039	(6,707)
Income from continuing operations	142,814	126,932	257,358	244,175
Discontinued operations	67	(255)	(356)	2,776
Gain on real estate dispositions	7,469	11,889	14,155	12,889
Net income	150,350	138,566	271,157	259,840
Net income attributable to noncontrolling interest	529	168	894	395
Net income attributable to common stockholders	$149,821	$138,398	$270,263	$259,445
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.47	$0.82	$0.87
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net income attributable to common stockholders	$0.45	$0.47	$0.82	$0.88
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.47	$0.82	$0.87
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net income attributable to common stockholders	$0.45	$0.47	$0.82	$0.88
Weighted average shares used in computing earnings per common share:
Basic	330,715	293,988	327,890	293,932
Diluted	334,026	296,504	331,424	296,369
Dividends declared per common share	$0.79	$0.725	$1.58	$1.45
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Net income	$150,350	$138,566	$271,157	$259,840
Other comprehensive income (loss):
Foreign currency translation	14,393	7,719	3,521	4,979
Change in unrealized gain on marketable securities	(6,395)	265	(5,046)	1,571
Other	(2,175)	(193)	(1,416)	46
Total other comprehensive income (loss)	5,823	7,791	(2,941)	6,596
Comprehensive income	156,173	146,357	268,216	266,436
Comprehensive income attributable to noncontrolling interest	529	168	894	395
Comprehensive income attributable to common stockholders	$155,644	$146,189	$267,322	$266,041

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2015 and the Year Ended December 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$74,488	$10,078,592	$19,659	$(1,126,541)	$(221,917)	$8,824,281	$79,530	$8,903,811
Net income	—	—	—	475,767	—	475,767	1,419	477,186
Other comprehensive loss	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,662)	(7,499)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	74,656	10,119,306	13,121	(1,526,388)	(511)	8,680,184	74,213	8,754,397
Net income	—	—	—	270,263	—	270,263	894	271,157
Other comprehensive loss	—	—	(2,941)	—	—	(2,941)	—	(2,941)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	13	2,216,318
Net change in noncontrolling interest	—	—	—	—	—	—	(9,467)	(9,467)
Dividends to common stockholders—$1.58 per share	—	—	—	(516,404)	—	(516,404)	—	(516,404)
Issuance of common stock	1,201	350,966	—	—	—	352,167	—	352,167
Issuance of common stock for stock plans	22	4,271	—	—	4,284	8,577	—	8,577
Change in redeemable noncontrolling interest	—	(39)	—	—	—	(39)	610	571
Adjust redeemable OP unitholder interests to current fair value	—	16,314	—	—	—	16,314	—	16,314
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	7,159	—	—	(5,821)	1,338	—	1,338
Balance at June 30, 2015	$82,982	$12,708,898	$10,180	$(1,772,529)	$(2,048)	$11,027,483	$66,263	$11,093,746
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net income	$271,157	$259,840
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	496,660	385,940
Amortization of deferred revenue and lease intangibles, net	(13,630)	(9,879)
Other non-cash amortization	909	(2,928)
Stock-based compensation	11,192	11,411
Straight-lining of rental income, net	(16,761)	(17,231)
(Gain) loss on extinguishment of debt, net	(434)	2,665
Gain on real estate dispositions (including amounts in discontinued operations)	(14,432)	(14,142)
Gain on sale of marketable securities	(5,800)	—
Income tax (benefit) expense	(18,240)	6,407
Loss (income) from unconsolidated entities	242	(596)
Other	17,967	6,494
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(9,711)	11,208
Increase in accrued interest	16,108	2,374
Decrease in accounts payable and other liabilities	(17,503)	(45,861)
Net cash provided by operating activities	717,724	595,702
Cash flows from investing activities:
Net investment in real estate property	(1,253,910)	(271,526)
Investment in loans receivable and other	(55,659)	(44,488)
Proceeds from real estate disposals	273,191	52,350
Proceeds from loans receivable	93,275	5,980
Purchase of marketable securities	—	(46,689)
Proceeds from sale or maturity of marketable securities	57,225	—
Funds held in escrow for future development expenditures	4,003	2,602
Development project expenditures	(62,630)	(44,423)
Capital expenditures	(43,429)	(35,526)
Other	(8,813)	(3,713)
Net cash used in investing activities	(996,747)	(385,433)
Cash flows from financing activities:
Net change in borrowings under credit facility	(321,334)	(199,951)
Proceeds from debt	1,107,971	696,661
Repayment of debt	(278,442)	(272,726)
Purchase of noncontrolling interest	(3,816)	—
Payment of deferred financing costs	(14,608)	(6,846)
Issuance of common stock, net	352,167	—
Cash distribution to common stockholders	(516,404)	(426,952)
Cash distribution to redeemable OP unitholders	(4,697)	(2,762)
Purchases of redeemable OP units	(33,188)	—
Distributions to noncontrolling interest	(9,467)	(4,908)
Other	5,928	(574)
Net cash provided by (used in) financing activities	284,110	(218,058)
Net increase (decrease) in cash and cash equivalents	5,087	(7,789)
Effect of foreign currency translation on cash and cash equivalents	97	(392)
Cash and cash equivalents at beginning of period	55,348	94,816
Cash and cash equivalents at end of period	$60,532	$86,635
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,554,590	$54,282
Other assets acquired	16,505	1,634
Debt assumed	177,857	51,115
Other liabilities	49,788	3,675
Deferred income tax liability	51,620	1,126
Redeemable OP unitholder interests assumed	87,245	—
Equity issued	2,204,585	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2015, we owned more than 1,600 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had two properties under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2015, we leased a total of 952 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 305 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 81 properties, respectively, as of June 30, 2015.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of June 30, 2015, third party investors owned 2,812,318 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.9% of the total units then outstanding, and we owned 6,917,009 Class B limited partnership units in NHP/PMB, representing the remaining 71.1%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.7866 shares of our common stock per unit, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
On January 16, 2015, in connection with our acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”), each of the 7,057,271 issued and outstanding limited partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (subsequently renamed Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”)), a limited partnership in which HCT was the sole general partner prior to the acquisition, was converted into a newly created class of limited partnership units (“Class C Units”) at the 0.1688 exchange ratio payable to HCT stockholders in the acquisition, net of any Class C Units withheld to pay taxes. We consolidate Ventas Realty OP, as our wholly owned subsidiary is the general partner and exercises control of the partnership. The Class C Units may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. As of June 30, 2015, third party investors owned 672,984 Class C Units, which represented 2.3% of the total units then outstanding, and we owned 28,550,812 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 97.7%. In April 2015, third party investors redeemed 445,541 Class C Units for approximately $32.6 million. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of June 30, 2015 and December 31, 2014, the fair value of the redeemable OP unitholder interests was $190.5 million and $159.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2015 and December 31, 2014. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
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
Business Combinations
We account for acquisitions using the acquisition method and record the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, this cumulative excess totaled $203.7 million (net of allowances of $166.6 million) and $188.0 million (net of allowances of $145.1 million), respectively.
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
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
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
NOTE 3—CONCENTRATION OF CREDIT RISK
As of June 30, 2015, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 21.2%, 10.9%, 8.2% and 2.0%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2015). Seniors housing communities constituted approximately 61.3% of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2015), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 38.7%. Our properties were located in 47 states, the District of Columbia, 7 Canadian provinces and the United Kingdom as of June 30, 2015, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) for the three months then ended.
Triple-Net Leased Properties
For the three months ended June 30, 2015 and 2014, approximately 4.7% and 5.3%, respectively, of our total revenues and 7.7% and 8.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.3% and 6.5%, respectively, of our total revenues and 8.7% and 10.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended June 30, 2015 and 2014. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and certificates of need at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of June 30, 2015, two of the nine properties have been sold.
Senior Living Operations
As of June 30, 2015, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
Because our independent operators, including Atria and Sunrise, manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us.
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
NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY
The following summarizes our acquisition and development activities during the six months ended June 30, 2015 and the year ended December 31, 2014. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
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
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $512 million, including the acquisition of ten triple-net leased properties in the United Kingdom, 12 skilled nursing facilities and one seniors housing community subject to triple-net leases, and one MOB.
Pending Ardent Health Services Acquisition
In April 2015, we announced that we had entered into a definitive agreement to acquire privately owned Ardent Medical Services, Inc. (together with its affiliates, “Ardent Health Services”) for $1.75 billion in cash. Concurrent with the closing of the transaction, we plan to separate Ardent Health Services’ hospital operations from its owned real estate and sell the hospital operations to a newly formed and capitalized operating company (“Ardent”). In July 2015 we announced that we had signed a definitive agreement pursuant to which Ardent will be majority owned by an entity controlled by Equity Group Investments, with Ventas owning a 9.9% interest, and current Ardent management holding a significant ownership stake. Upon closing, we will enter into pre-agreed long-term, triple-net leases with Ardent to operate the acquired properties.
These transactions are both subject to the satisfaction of customary closing conditions, including regulatory approvals, and are expected to be completed in the third quarter of 2015. However, there can be no assurance as to whether, when or on what terms the acquisition of Ardent Health Services or the sale of Ardent Health Services’ hospital operations will be completed.
Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our initial accounting for acquisitions completed during the six months ended June 30, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	Total
	(In thousands)
Land and improvements	$123,879	$70,713	$171,650	$366,242
Buildings and improvements	627,111	703,080	1,125,726	2,455,917
Acquired lease intangibles	23,564	83,867	178,165	285,596
Other assets	143,372	275,139	401,701	820,212
Total assets acquired	917,926	1,132,799	1,877,242	3,927,967
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	34,992	45,142	48,789	128,923
Total liabilities assumed	34,992	123,082	148,706	306,780
Net assets acquired	882,934	1,009,717	1,728,536	3,621,187
Redeemable OP unitholder interests assumed				87,245
Cash acquired				54,778
Equity issued				2,216,355
Total cash used				$1,262,809
The determination of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the amounts reported in ‘‘Note 4-Acquisitions of Real Estate Property’’ of the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, filed with the SEC on March 24, 2015, due primarily to reclassification adjustments for presentation and adjustments to our valuation assumptions. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

Included in other assets above is $752.1 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. Goodwill has been allocated to our reportable business segments based on the respective fair value of the net assets acquired, as follows: triple-net leased properties - $133.6 million; senior living operations - $221.3 million; and MOB operations - $397.2 million.
Aggregate Revenue and NOI
For the six months ended June 30, 2015, aggregate revenues and NOI derived from our 2015 real estate acquisitions during our period of ownership were $144.8 million and $86.9 million, respectively.
Transaction Costs
As of June 30, 2015, we had incurred a total of $41.6 million of acquisition-related costs related to our completed 2015 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the six months ended June 30, 2015 and 2014, we expensed, as incurred, $30.8 million and $2.6 million, respectively, of these acquisition-related costs related to our completed 2015 acquisitions.
Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share if we had consummated the HCT acquisition as of January 1, 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$891,250	$824,308	$1,788,818	$1,638,813
Income from continuing operations attributable to common stockholders, including real estate dispositions	$149,074	$141,923	$288,796	$263,190
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.44	$0.88	$0.82
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.44	$0.87	$0.81
Weighted average shares used in computing earnings per common share:
Basic	330,715	322,403	327,890	322,347
Diluted	334,026	326,037	331,424	325,902
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
NOTE 5—DISPOSITIONS
2015 Activity
During the six months ended June 30, 2015, we sold 30 triple-net leased properties and 25 MOBs for aggregate consideration of $423.3 million, including lease termination fees of $5.5 million (included within triple-net leased rental income in our Consolidated Statements of Income). As of June 30, 2015, $124.3 million of the proceeds received from these sales was held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary. We recognized a gain on the sales of these assets of $32.6 million (net of taxes), of which $18.1 million is being deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain will be deferred and subsequently recognized into income as principal payments are made on the loan over its five-year term.

2014 Activity
During the six months ended June 30, 2014, we sold eight triple-net leased properties and four MOBs for aggregate consideration of $52.4 million and recognized a net gain on the sales of these assets of $16.3 million, of which $1.5 million is reported within discontinued operations in our Consolidated Statements of Income.
Discontinued Operations and Assets Held for Sale
We present separately, as discontinued operations in all periods presented, the results of operations for all real estate assets classified as held for sale as of June 30, 2015, and all real estate assets disposed of during the period from January 1, 2014 through June 30, 2015, that meet the criteria of discontinued operations.

The table below summarizes our real estate assets classified as held for sale as of June 30, 2015 and December 31, 2014, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	June 30, 2015			December 31, 2014
	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities	Number of Properties Held for Sale (1)	Other Assets	Accounts Payable and Other Liabilities
	(Dollars in thousands)
Triple-net leased properties	11	$24,119	$1,120	14	$34,097	$1,330
MOB operations	11	81,961	36,224	36	176,366	48,895
Total	22	$106,080	$37,344	50	$210,463	$50,225

(1)	The operations for one triple-net leased property and two MOBs are reported in discontinued operations in our Consolidated Statements of Income.

We recognized impairments of $28.7 million and $8.4 million for the six months ended June 30, 2015 and 2014, respectively, which are recorded primarily as a component of depreciation and amortization. For the six months ended June 30, 2015 and 2014, $0.1 million and $1.5 million of impairments were recorded in discontinued operations in our Consolidated Statements of Income.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three and six months ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Rental income	$69	$1,808	$141	$4,008
Interest and other income	—	—	—	750
	69	1,808	141	4,758
Expenses:
Interest	110	503	362	1,181
Depreciation and amortization	12	1,247	24	1,528
Property-level operating expenses	89	(1)	177	280
Other	68	130	211	246
	279	1,879	774	3,235
(Loss) income before gain (loss) on real estate dispositions	(210)	(71)	(633)	1,523
Gain (loss) on real estate dispositions	277	(184)	277	1,253
Discontinued operations	$67	$(255)	$(356)	$2,776

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of June 30, 2015 and December 31, 2014, we had $824.8 million and $927.7 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of June 30, 2015 and December 31, 2014, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	June 30, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$726,183	$726,183	$723,423	$—
Government-sponsored pooled loan investments	63,225	61,722	63,225	1,503
Total investments reported as Secured loans receivable and investments, net	789,408	787,905	786,648	1,503

Unsecured loans receivable	35,408	35,408	36,843	—
Total investments reported as Other assets	35,408	35,408	36,843	—
Total net loans receivable and investments	$824,816	$823,313	$823,491	$1,503

	December 31, 2014
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$766,641	$766,641	$774,789	$—
Government-sponsored pooled loan investments	63,115	61,377	63,115	1,738
Total investments reported as Secured loans receivable and investments, net	829,756	828,018	837,904	1,738

Unsecured loans receivable	21,862	21,862	23,164	—
Marketable securities	76,046	71,000	76,046	5,046
Total investments reported as Other assets	97,908	92,862	99,210	5,046
Total net loans receivable and investments	$927,664	$920,880	$937,114	$6,784
2015 Activity

In June 2015 we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million. For the three and six months ended June 30, 2015 we recognized a gain of $5.8 million (included within income from loans and investments in our Consolidated Statements of Income). This gain includes $5.0 million that was previously unrealized within accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2014.

During the six months ended June 30, 2015, we received aggregate proceeds of $86.2 million in final repayment of one secured and one unsecured loan receivable. We recognized gains aggregating $1.5 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the six months ended June 30, 2015.

2014 Activity

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
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2015 and December 31, 2014, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 51 properties. We account for our interests in these joint ventures, as well as our 34% interest in Atria, under the equity method of accounting.
With the exception of our interest in Atria, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.8 million and $2.0 million for the three months ended June 30, 2015 and 2014, respectively, and $3.7 million and $4.2 million for the six months ended June 30, 2015 and 2014, respectively.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$224,563	8.2	$210,573	8.2
In-place and other lease intangibles	1,083,488	19.3	829,078	23.9
Goodwill and other intangibles	1,230,458	8.2	489,384	7.9
Accumulated amortization	(619,192)	N/A	(549,026)	N/A
Net intangible assets	$1,919,317	17.2	$980,009	19.9
Intangible liabilities:
Below market lease intangibles	$453,750	14.6	$425,092	14.7
Other lease intangibles	36,067	30.6	32,103	26.1
Accumulated amortization	(171,651)	N/A	(158,480)	N/A
Purchase option intangibles	22,644	N/A	22,900	N/A
Net intangible liabilities	$340,810	15.4	$321,615	15.2

N/A—Not Applicable.
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Goodwill and other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the six months ended June 30, 2015 and 2014, our net amortization expense related to these intangibles was $63.8 million and $31.5 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2015—$65.3 million; 2016—$81.6 million; 2017—$34.7 million; 2018—$25.9 million; and 2019—$19.7 million.

NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$203,704	$187,969
Unsecured loans receivable and investments, net	35,408	21,862
Goodwill and other intangibles, net	1,210,346	472,052
Assets held for sale	106,080	210,463
Marketable securities	—	76,046
Other	156,883	163,145
Total other assets	$1,712,421	$1,131,537

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Unsecured revolving credit facility (1)	$583,765	$919,099
3.125% Senior Notes due 2015	400,000	400,000
6% Senior Notes due 2015	—	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (3)	200,000	200,000
Unsecured term loan due 2019 (3)	783,146	790,634
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (2)	320,128	344,204
2.700% Senior Notes due 2020	500,000	500,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (2)	200,080	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	200,080	215,128
3.500% Senior Note due 2025	600,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	—
Mortgage loans and other (4)	2,420,951	2,284,763
Total	11,492,273	10,872,371
Unamortized fair value adjustment	42,770	41,853
Unamortized discounts	(27,182)	(26,132)
Senior notes payable and other debt	$11,507,861	$10,888,092

(1)	$11.8 million and $164.1 million of aggregate borrowings were in the form of Canadian dollars as of June 30, 2015 and December 31, 2014, respectively.

(2)	These borrowings are in the form of Canadian dollars.

(3)
These amounts represent in aggregate the approximate $1.0 billion of unsecured term loan borrowings under our unsecured credit facility, of which $99.6 million included in the 2019 tranche is in the form of Canadian dollars.

(4)
2015 excludes debt related to real estate assets classified as held for sale as of June 30, 2015. The total mortgage debt for these properties as of June 30, 2015 was $33.2 million and is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2014 excludes debt related to real estate assets classified as held for sale as of December 31, 2014. The total mortgage debt for these properties as of December 31, 2014 was $43.5 million and was included in accounts payable and other liabilities on our Consolidated Balance Sheet.

As of June 30, 2015, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2015	$467,218	$—	$22,226	$489,444
2016	861,817	—	39,052	900,869
2017	822,764	—	29,564	852,328
2018	1,101,879	583,765	23,581	1,709,225
2019	2,260,305	—	15,910	2,276,215
Thereafter (2)	5,109,516	—	154,676	5,264,192
Total maturities	$10,623,499	$583,765	$285,009	$11,492,273

(1)
As of June 30, 2015, we had $60.5 million of unrestricted cash and cash equivalents and $124.3 million of cash held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, for $399.0 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of June 30, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2015, we had $583.8 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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
In May 2015, we repaid in full, at par, $234.4 million aggregate principal amount then outstanding of our 6% senior notes due 2015 upon maturity.
In July 2015, we issued and sold $500.0 million aggregate principal amount of 4.125% senior notes due 2026 at a public offering price equal to 99.218% of par, for total proceeds of $496.1 million before the underwriting discount and expenses.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$60,532	$60,532	$55,348	$55,348
Secured loans receivable, net	726,183	723,423	766,641	774,789
Unsecured loans receivable, net	35,408	36,843	21,862	23,164
Government-sponsored pooled loan investments	63,225	63,225	63,115	63,115
Marketable securities	—	—	76,046	76,046
Liabilities:
Senior notes payable and other debt, gross	11,492,273	11,859,324	10,872,371	11,197,131
Derivative instruments and other liabilities	3,447	3,447	2,743	2,743
Redeemable OP unitholder interests	190,461	190,461	159,134	159,134
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
Although the TRS entities have paid minimal cash federal income taxes for the six months ended June 30, 2015, their federal income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.

Our consolidated provision for income taxes for the three months ended June 30, 2015 and 2014 was a benefit of $9.8 million and expense of $3.3 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2015 and 2014 was a benefit of $17.0 million and expense of $6.7 million, respectively. The income tax benefit for the six months ended June 30, 2015 is due primarily to operating losses at our TRS entities. The income tax expense for the six months ended June 30, 2014 was due primarily to operating income at our TRS entities.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS and foreign investment is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign investment entities totaled $370.2 million and $344.3 million as of June 30, 2015 and December 31, 2014, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards.
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
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible.  In connection with our new universal shelf registration statement, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock.  In June we issued and sold 1,051,664 shares of our common stock under the new ATM equity offering program for aggregate net proceeds of $66.9 million, after sales agent commissions of $1.0 million. In July we issued and sold an additional 579,652 shares under the new ATM program for aggregate net proceeds of $36.4 million, after sales agent commissions of $0.6 million.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation	$4,387	$866
Unrealized gain on marketable securities	1,738	6,784
Other	4,055	5,471
Total accumulated other comprehensive income	$10,180	$13,121

NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$149,754	$138,653	$270,619	$256,669
Discontinued operations	67	(255)	(356)	2,776
Net income attributable to common stockholders	$149,821	$138,398	$270,263	$259,445
Denominator:
Denominator for basic earnings per share—weighted average shares	330,715	293,988	327,890	293,932
Effect of dilutive securities:
Stock options	341	530	436	456
Restricted stock awards	41	59	60	53
OP units	2,929	1,927	3,038	1,928
Denominator for diluted earnings per share—adjusted weighted average shares	334,026	296,504	331,424	296,369
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.47	$0.82	$0.87
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net income attributable to common stockholders	$0.45	$0.47	$0.82	$0.88
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.45	$0.47	$0.82	$0.87
Discontinued operations	0.00	(0.00)	(0.00)	0.01
Net income attributable to common stockholders	$0.45	$0.47	$0.82	$0.88

NOTE 16—SEGMENT INFORMATION
As of June 30, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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
Summary information by reportable business segment is as follows:
For the three months ended June 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$260,562	$—	$140,403	$—	$400,965
Resident fees and services	—	454,645	—	—	454,645
Medical office building and other services revenue	1,139	—	7,749	520	9,408
Income from loans and investments	—	—	—	26,068	26,068
Interest and other income	—	—	—	236	236
Total revenues	$261,701	$454,645	$148,152	$26,824	$891,322
Total revenues	$261,701	$454,645	$148,152	$26,824	$891,322
Less:
Interest and other income	—	—	—	236	236
Property-level operating expenses	—	299,252	43,321	—	342,573
Medical office building services costs	—	—	5,764	—	5,764
Segment NOI	261,701	155,393	99,067	26,588	542,749
Income (loss) from unconsolidated entities	221	(240)	143	(115)	9
Segment profit	$261,922	$155,153	$99,210	$26,473	542,758
Interest and other income					236
Interest expense					(107,591)
Depreciation and amortization					(249,195)
General, administrative and professional fees					(33,962)
Gain on extinguishment of debt, net					455
Merger-related expenses and deal costs					(14,585)
Other					(5,091)
Income tax benefit					9,789
Discontinued operations					67
Gain on real estate dispositions					7,469
Net income					$150,350

For the three months ended June 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$242,726	$—	$114,890	$—	$357,616
Resident fees and services	—	374,473	—	—	374,473
Medical office building and other services revenue	1,145	—	2,722	500	4,367
Income from loans and investments	—	—	—	14,625	14,625
Interest and other income	—	—	—	173	173
Total revenues	$243,871	$374,473	$117,612	$15,298	$751,254
Total revenues	$243,871	$374,473	$117,612	$15,298	$751,254
Less:
Interest and other income	—	—	—	173	173
Property-level operating expenses	—	249,424	39,335	—	288,759
Medical office building services costs	—	—	1,626	—	1,626
Segment NOI	243,871	125,049	76,651	15,125	460,696
Income (loss) from unconsolidated entities	17	160	307	(136)	348
Segment profit	$243,888	$125,209	$76,958	$14,989	461,044
Interest and other income					173
Interest expense					(91,501)
Depreciation and amortization					(190,818)
General, administrative and professional fees					(31,306)
Loss on extinguishment of debt, net					(2,924)
Merger-related expenses and deal costs					(9,599)
Other					(4,863)
Income tax expense					(3,274)
Discontinued operations					(255)
Gain on real estate dispositions					11,889
Net income					$138,566

For the six months ended June 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$526,768	$—	$277,393	$—	$804,161
Resident fees and services	—	901,559	—	—	901,559
Medical office building and other services revenue	2,275	—	16,607	1,069	19,951
Income from loans and investments	—	—	—	48,967	48,967
Interest and other income	—	—	—	708	708
Total revenues	$529,043	$901,559	$294,000	$50,744	$1,775,346
Total revenues	$529,043	$901,559	$294,000	$50,744	$1,775,346
Less:
Interest and other income	—	—	—	708	708
Property-level operating expenses	—	597,614	85,670	—	683,284
Medical office building services costs	—	—	12,682	—	12,682
Segment NOI	529,043	303,945	195,648	50,036	1,078,672
Income (loss) from unconsolidated entities	645	(662)	119	(344)	(242)
Segment profit	$529,688	$303,283	$195,767	$49,692	1,078,430
Interest and other income					708
Interest expense					(214,181)
Depreciation and amortization					(496,636)
General, administrative and professional fees					(68,292)
Gain on extinguishment of debt, net					434
Merger-related expenses and deal costs					(49,757)
Other					(10,387)
Income tax benefit					17,039
Discontinued operations					(356)
Gain on real estate dispositions					14,155
Net income					$271,157

For the six months ended June 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$480,572	$—	$230,113	$—	$710,685
Resident fees and services	—	745,534	—	—	745,534
Medical office building and other services revenue	2,293	—	7,374	1,000	10,667
Income from loans and investments	—	—	—	25,392	25,392
Interest and other income	—	—	—	446	446
Total revenues	$482,865	$745,534	$237,487	$26,838	$1,492,724
Total revenues	$482,865	$745,534	$237,487	$26,838	$1,492,724
Less:
Interest and other income	—	—	—	446	446
Property-level operating expenses	—	497,719	78,680	—	576,399
Medical office building services costs	—	—	4,997	—	4,997
Segment NOI	482,865	247,815	153,810	26,392	910,882
Income (loss) from unconsolidated entities	586	16	260	(266)	596
Segment profit	$483,451	$247,831	$154,070	$26,126	911,478
Interest and other income					446
Interest expense					(179,342)
Depreciation and amortization					(384,412)
General, administrative and professional fees					(64,172)
Loss on extinguishment of debt, net					(2,665)
Merger-related expenses and deal costs					(20,359)
Other					(10,092)
Income tax expense					(6,707)
Discontinued operations					2,776
Gain on real estate dispositions					12,889
Net income					$259,840
Assets by reportable business segment are as follows:

	As of June 30, 2015		As of December 31, 2014
	(Dollars in thousands)
Assets:
Triple-net leased properties	$9,638,035	39.7%	$9,176,159	43.2%
Senior living operations	8,267,934	34.0	7,421,924	35.0
MOB operations	5,233,638	21.6	3,526,217	16.6
All other assets	1,135,555	4.7	1,101,871	5.2
Total assets	$24,275,162	100.0%	$21,226,171	100.0%

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Capital expenditures:
Triple-net leased properties	$102,971	$57,380	$559,989	$249,432
Senior living operations	29,374	62,317	311,806	79,180
MOB operations	100,447	9,830	488,174	22,863
Total capital expenditures	$232,792	$129,527	$1,359,969	$351,475
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30, 2015
	2015	2014	2015	2014
	(In thousands)
Revenues:
United States	$840,830	$724,725	$1,675,287	$1,444,833
Canada	44,736	21,821	88,786	43,038
United Kingdom	5,756	4,708	11,273	4,853
Total revenues	$891,322	$751,254	$1,775,346	$1,492,724

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Net real estate property:
United States	$19,858,871	$17,547,255
Canada	1,163,102	1,269,710
United Kingdom	343,123	168,594
Total net real estate property	$21,365,096	$18,985,559
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

The following summarizes our condensed consolidating information as of June 30, 2015 and December 31, 2014 and for the three and six months ended June 30, 2015 and 2014:

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,101	$344,952	$21,888,912	$—	$22,239,965
Cash and cash equivalents	11,718	—	48,814	—	60,532
Escrow deposits and restricted cash	124,478	1,491	67,991	—	193,960
Deferred financing costs, net	759	57,902	9,623	—	68,284
Investment in and advances to affiliates	14,152,936	3,430,055	—	(17,582,991)	—
Other assets	60,255	9,185	1,642,981	—	1,712,421
Total assets	$14,356,247	$3,843,585	$23,658,321	$(17,582,991)	$24,275,162
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$45,000	$8,093,699	$3,369,162	$—	$11,507,861
Intercompany loans	6,850,326	(6,274,138)	(576,188)	—	—
Accrued interest	—	57,809	19,822	—	77,631
Accounts payable and other liabilities	101,034	76,843	848,482	—	1,026,359
Deferred income taxes	370,161	—	—	—	370,161
Total liabilities	7,366,521	1,954,213	3,661,278	—	12,982,012
Redeemable OP unitholder and noncontrolling interests	—	—	199,404	—	199,404
Total equity	6,989,726	1,889,372	19,797,639	(17,582,991)	11,093,746
Total liabilities and equity	$14,356,247	$3,843,585	$23,658,321	$(17,582,991)	$24,275,162

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,404	$347,583	$19,553,200	$—	$19,907,187
Cash and cash equivalents	24,857	—	30,491	—	55,348
Escrow deposits and restricted cash	2,102	1,424	68,245	—	71,771
Deferred financing costs, net	759	50,669	8,900	—	60,328
Investment in and advances to affiliates	10,827,772	3,430,054	—	(14,257,826)	—
Other assets	102,646	57,123	971,768	—	1,131,537
Total assets	$10,964,540	$3,886,853	$20,632,604	$(14,257,826)	$21,226,171
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$7,422,975	$3,465,117	$—	$10,888,092
Intercompany loans	5,555,196	(5,562,739)	7,543	—	—
Accrued interest	—	43,212	18,885	—	62,097
Accounts payable and other liabilities	105,037	80,307	819,888	—	1,005,232
Deferred income taxes	344,337	—	—	—	344,337
Total liabilities	6,004,570	1,983,755	4,311,433	—	12,299,758
Redeemable OP unitholder and noncontrolling interests	—	—	172,016	—	172,016
Total equity	4,959,970	1,903,098	16,149,155	(14,257,826)	8,754,397
Total liabilities and equity	$10,964,540	$3,886,853	$20,632,604	$(14,257,826)	$21,226,171

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$915	$70,959	$329,091	$—	$400,965
Resident fees and services	—	—	454,645	—	454,645
Medical office building and other services revenue	—	—	9,408	—	9,408
Income from loans and investments	7,169	252	18,647	—	26,068
Equity earnings in affiliates	131,119	—	(62)	(131,057)	—
Interest and other income	20	53	163	—	236
Total revenues	139,223	71,264	811,892	(131,057)	891,322
Expenses:
Interest	(8,932)	64,569	51,954	—	107,591
Depreciation and amortization	1,357	7,677	240,161	—	249,195
Property-level operating expenses	—	73	342,500	—	342,573
Medical office building services costs	—	—	5,764	—	5,764
General, administrative and professional fees	2,821	5,054	26,087	—	33,962
Gain on extinguishment of debt, net	—	—	(455)	—	(455)
Merger-related expenses and deal costs	11,827	75	2,683	—	14,585
Other	(136)	325	4,902	—	5,091
Total expenses	6,937	77,773	673,596	—	758,306
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	132,286	(6,509)	138,296	(131,057)	133,016
Income (loss) from unconsolidated entities	—	359	(350)	—	9
Income tax benefit	9,789	—	—	—	9,789
Income (loss) from continuing operations	142,075	(6,150)	137,946	(131,057)	142,814
Discontinued operations	277	(88)	(122)	—	67
Gain on real estate dispositions	7,469	—	—	—	7,469
Net income (loss)	149,821	(6,238)	137,824	(131,057)	150,350
Net income attributable to noncontrolling interest	—	—	529	—	529
Net income (loss) attributable to common stockholders	$149,821	$(6,238)	$137,295	$(131,057)	$149,821

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$626	$68,003	$288,987	$—	$357,616
Resident fees and services	—	—	374,473	—	374,473
Medical office building and other services revenue	—	—	4,367	—	4,367
Income from loans and investments	931	—	13,694	—	14,625
Equity earnings in affiliates	132,423	—	48	(132,471)	—
Interest and other income	34	5	134	—	173
Total revenues	134,014	68,008	681,703	(132,471)	751,254
Expenses:
Interest	(4,225)	46,935	48,791	—	91,501
Depreciation and amortization	1,478	7,435	181,905	—	190,818
Property-level operating expenses	—	99	288,660	—	288,759
Medical office building services costs	—	—	1,626	—	1,626
General, administrative and professional fees	(12)	5,520	25,798	—	31,306
Loss on extinguishment of debt, net	—	—	2,924	—	2,924
Merger-related expenses and deal costs	6,482	2,110	1,007	—	9,599
Other	324	83	4,456	—	4,863
Total expenses	4,047	62,182	555,167	—	621,396
Income from continuing operations before income from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	129,967	5,826	126,536	(132,471)	129,858
Income from unconsolidated entities	—	320	28	—	348
Income tax expense	(3,274)	—	—	—	(3,274)
Income from continuing operations	126,693	6,146	126,564	(132,471)	126,932
Discontinued operations	(184)	(1,329)	1,258	—	(255)
Gain on real estate dispositions	11,889	—	—	—	11,889
Net income	138,398	4,817	127,822	(132,471)	138,566
Net income attributable to noncontrolling interest	—	—	168	—	168
Net income attributable to common stockholders	$138,398	$4,817	$127,654	$(132,471)	$138,398

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,831	$142,127	$660,203	$—	$804,161
Resident fees and services	—	—	901,559	—	901,559
Medical office building and other services revenue	—	—	19,951	—	19,951
Income from loans and investments	8,605	303	40,059	—	48,967
Equity earnings in affiliates	261,112	—	(140)	(260,972)	—
Interest and other income	376	58	274	—	708
Total revenues	271,924	142,488	1,621,906	(260,972)	1,775,346
Expenses:
Interest	(16,760)	128,163	102,778	—	214,181
Depreciation and amortization	2,700	16,727	477,209	—	496,636
Property-level operating expenses	—	204	683,080	—	683,284
Medical office building services costs	—	—	12,682	—	12,682
General, administrative and professional fees	80	11,415	56,797	—	68,292
Gain on extinguishment of debt, net	—	—	(434)	—	(434)
Merger-related expenses and deal costs	46,180	75	3,502	—	49,757
Other	935	327	9,125	—	10,387
Total expenses	33,135	156,911	1,344,739	—	1,534,785
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	238,789	(14,423)	277,167	(260,972)	240,561
Income (loss) from unconsolidated entities	—	760	(1,002)	—	(242)
Income tax benefit	17,039	—	—	—	17,039
Income (loss) from continuing operations	255,828	(13,663)	276,165	(260,972)	257,358
Discontinued operations	280	(365)	(271)	—	(356)
Gain on real estate dispositions	14,155	—	—	—	14,155
Net income (loss)	270,263	(14,028)	275,894	(260,972)	271,157
Net income attributable to noncontrolling interest	—	—	894	—	894
Net income (loss) attributable to common stockholders	$270,263	$(14,028)	$275,000	$(260,972)	$270,263

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,244	$140,615	$568,826	$—	$710,685
Resident fees and services	—	—	745,534	—	745,534
Medical office building and other services revenue	—	—	10,667	—	10,667
Income from loans and investments	1,236	—	24,156	—	25,392
Equity earnings in affiliates	258,510	—	211	(258,721)	—
Interest and other income	185	11	250	—	446
Total revenues	261,175	140,626	1,349,644	(258,721)	1,492,724
Expenses:
Interest	(4,872)	90,029	94,185	—	179,342
Depreciation and amortization	2,898	15,406	366,108	—	384,412
Property-level operating expenses	—	248	576,151	—	576,399
Medical office building services costs	—	—	4,997	—	4,997
General, administrative and professional fees	1,875	11,365	50,932	—	64,172
(Gain) loss on extinguishment of debt, net	(3)	3	2,665	—	2,665
Merger-related expenses and deal costs	8,235	2,110	10,014	—	20,359
Other	1,031	402	8,659	—	10,092
Total expenses	9,164	119,563	1,113,711	—	1,242,438
Income from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	252,011	21,063	235,933	(258,721)	250,286
Income (loss) from unconsolidated entities	—	841	(245)	—	596
Income tax expense	(6,707)	—	—	—	(6,707)
Income from continuing operations	245,304	21,904	235,688	(258,721)	244,175
Discontinued operations	1,252	(774)	2,298	—	2,776
Gain on real estate dispositions	12,889	—	—	—	12,889
Net income	259,445	21,130	237,986	(258,721)	259,840
Net income attributable to noncontrolling interest	—	—	395	—	395
Net income attributable to common stockholders	$259,445	$21,130	$237,591	$(258,721)	$259,445

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$149,821	$(6,238)	$137,824	$(131,057)	$150,350
Other comprehensive (loss) income:
Foreign currency translation	—	—	14,393	—	14,393
Change in unrealized gain on marketable securities	(6,395)	—	—	—	(6,395)
Other	—	—	(2,175)	—	(2,175)
Total other comprehensive (loss) income	(6,395)	—	12,218	—	5,823
Comprehensive income (loss)	143,426	(6,238)	150,042	(131,057)	156,173
Comprehensive income attributable to noncontrolling interest	—	—	529	—	529
Comprehensive income (loss) attributable to common stockholders	$143,426	$(6,238)	$149,513	$(131,057)	$155,644

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$138,398	$4,817	$127,822	$(132,471)	$138,566
Other comprehensive income:
Foreign currency translation	—	—	7,719	—	7,719
Change in unrealized gain on marketable securities	265	—	—	—	265
Other	—	—	(193)	—	(193)
Total other comprehensive income	265	—	7,526	—	7,791
Comprehensive income	138,663	4,817	135,348	(132,471)	146,357
Comprehensive income attributable to noncontrolling interest	—	—	168	—	168
Comprehensive income attributable to common stockholders	$138,663	$4,817	$135,180	$(132,471)	$146,189

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$270,263	$(14,028)	$275,894	$(260,972)	$271,157
Other comprehensive (loss) income:
Foreign currency translation	—	—	3,521	—	3,521
Change in unrealized gain on marketable securities	(5,046)	—	—	—	(5,046)
Other	—	—	(1,416)	—	(1,416)
Total other comprehensive (loss) income	(5,046)	—	2,105	—	(2,941)
Comprehensive income (loss)	265,217	(14,028)	277,999	(260,972)	268,216
Comprehensive income attributable to noncontrolling interest	—	—	894	—	894
Comprehensive income (loss) attributable to common stockholders	$265,217	$(14,028)	$277,105	$(260,972)	$267,322

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$259,445	$21,130	$237,986	$(258,721)	$259,840
Other comprehensive income:
Foreign currency translation	—	—	4,979	—	4,979
Change in unrealized gain on marketable securities	1,571	—	—	—	1,571
Other	—	—	46	—	46
Total other comprehensive income	1,571	—	5,025	—	6,596
Comprehensive income	261,016	21,130	243,011	(258,721)	266,436
Comprehensive income attributable to noncontrolling interest	—	—	395	—	395
Comprehensive income attributable to common stockholders	$261,016	$21,130	$242,616	$(258,721)	$266,041

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(6,671)	$41,072	$683,323	$—	$717,724
Net cash used in investing activities	(923,494)	(10,153)	(63,100)	—	(996,747)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	45,000	(228,000)	(138,334)	—	(321,334)
Proceeds from debt	—	896,478	211,493	—	1,107,971
Repayment of debt	—	—	(278,442)	—	(278,442)
Net change in intercompany debt	1,295,130	(711,399)	(583,731)	—	—
Purchase of noncontrolling interest	—	—	(3,816)	—	(3,816)
Payment of deferred financing costs	—	(12,755)	(1,853)	—	(14,608)
Issuance of common stock, net	352,167	—	—	—	352,167
Cash distribution (to) from affiliates	(269,799)	24,757	245,042	—	—
Cash distribution to common stockholders	(516,404)	—	—	—	(516,404)
Cash distribution to redeemable OP unitholders	—	—	(4,697)	—	(4,697)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(9,467)	—	(9,467)
Other	5,928	—	—	—	5,928
Net cash provided by (used in) financing activities	912,022	(30,919)	(596,993)	—	284,110
Net (decrease) increase in cash and cash equivalents	(18,143)	—	23,230	—	5,087
Effect of foreign currency translation on cash and cash equivalents	5,004	—	(4,907)	—	97
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$11,718	$—	$48,814	$—	$60,532

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(87,463)	$46,937	$636,228	$—	$595,702
Net cash used in investing activities	(183,034)	(1,946)	(200,453)	—	(385,433)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(196,000)	(3,951)	—	(199,951)
Proceeds from debt	—	696,661	—	—	696,661
Repayment of debt	—	—	(272,726)	—	(272,726)
Net change in intercompany debt	597,469	(546,235)	(51,234)	—	—
Payment of deferred financing costs	—	(5,966)	(880)	—	(6,846)
Cash distribution from (to) affiliates	113,939	6,544	(120,483)	—	—
Cash distribution to common stockholders	(426,952)	—	—	—	(426,952)
Cash distribution to redeemable OP unitholders	—	—	(2,762)	—	(2,762)
Distributions to noncontrolling interest	—	—	(4,908)	—	(4,908)
Other	2,546	5	(3,125)	—	(574)
Net cash provided by (used in) financing activities	287,002	(44,991)	(460,069)	—	(218,058)
Net increase (decrease) in cash and cash equivalents	16,505	—	(24,294)	—	(7,789)
Effect of foreign currency translation on cash and cash equivalents	5,552	—	(5,944)	—	(392)
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$50,226	$—	$36,409	$—	$86,635

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTE 18—PROPOSED SPIN-OFF OF POST-ACUTE/SKILLED NURSING FACILITY PORTFOLIO
In April 2015, we announced a plan to spin off most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”). CCP is expected to initially own 355 high-quality triple-net leased skilled nursing facilities and other healthcare assets operated by private regional and local care providers. The spin-off is subject to certain conditions, including the effectiveness of CCP’s Form 10 registration statement, receipt of an opinion from counsel regarding the tax-free nature of the distribution and final approval and declaration of the distribution by our Board of Directors. The transaction is expected to be completed in August 2015 and is intended to qualify as a tax-free distribution to Ventas stockholders. However, there can be no assurance as to whether or when the spin-off will occur.

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

•
Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments and investments in different asset types and outside the United States;

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

•
Our ability to complete the acquisition of Ardent Medical Services, Inc. (“Ardent Health Services”) and the separation and sale of Ardent Health Services’ hospital operations on terms acceptable to us or at all; and

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2015, we owned more than 1,600 properties (including properties classified as held for sale), including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had two properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2015, we leased a total of 952 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 305 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living and Kindred leased from us 145 properties (excluding six properties included in investments in unconsolidated entities) and 81 properties, respectively, as of June 30, 2015.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At June 30, 2015, 17.7% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2015 Highlights and Recent Developments

•
We paid the first two quarterly installment of our 2015 dividend of $0.79 per share, which was paid in cash to stockholders in two installments and represents a 9% increase over the same period in the prior year.

•
During the first six months of 2015, we acquired HCT in a stock and cash transaction, which added 152 properties to our portfolio, and we made other investments totaling approximately $512 million, including the acquisition of ten triple-net leased properties in the United Kingdom, 12 skilled nursing facilities and one seniors housing community subject to triple-net leases and one MOB.

•	During the first six months of 2015, we sold 30 triple-net leased properties and 25 MOBs for aggregate consideration of $423.3 million, including a $5.5 million lease termination fee.

•
During the six months ended June 30, 2015, we received aggregate proceeds of $86.2 million in final repayment of one secured and one unsecured loan receivable, and recognized gains aggregating $1.5 million on the repayment of these loans receivable.

•
In January 2015, we issued and sold $1.1 billion of senior notes with a weighted average interest rate below 3.7% and a weighted average maturity of 15 years. The issuances were composed of $900 million aggregate principal amount of USD senior notes and CAD notes of 250 million.

•
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In June 2015, we issued and sold 1,051,664 shares of our common stock under the new ATM equity offering program for aggregate net proceeds of $66.9 million, after sales agent commissions of $1.0 million. In July 2015, we issued and sold an additional 579,652 shares under the new ATM program for aggregate net proceeds of $36.4 million, after sales agent commissions of $0.6 million.

•
In April 2015, we announced a plan to spin off most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”). In July 2015, CCP filed Amendment No. 2 to its Form 10 registration statement with the Securities and Exchange Commission. The transaction is expected to be completed in August 2015 and is intended to qualify as a tax-free distribution to Ventas shareholders. However, there can be no assurance as to whether or when the spin-off will occur.

•
In April 2015, we announced that we had entered into a definitive agreement to acquire privately owned Ardent Medical Services, Inc. (together with its affiliates, “Ardent Health Services”) for $1.75 billion in cash. Concurrent with the closing of the transaction, we plan to separate Ardent Health Services’ hospital operations from its owned real estate and sell the hospital operations to a newly formed and capitalized operating company (“Ardent”). In July 2015 we announced that we had signed a definitive agreement pursuant to which Ardent will be majority owned by an entity controlled by Equity Group Investments, with Ventas owning a 9.9% interest, and current Ardent management holding a significant ownership stake. Upon closing, we will enter into pre-agreed long-term, triple-net leases with Ardent to operate the acquired properties. However, there can be no assurance as to whether, when or on what terms the acquisition of Ardent Health Services or the sale of Ardent Health Services’ hospital operations will be completed.

•	In June 2015 we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million and recognized a gain of $5.8 million.

•
In July 2015, we issued and sold $500.0 million aggregate principal amount of 4.125% senior notes due 2026 at a public offering price equal to 99.218% of par, for total proceeds of $496.1 million before the underwriting discount and expenses.

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

	As of June 30, 2015	As of December 31, 2014
Investment mix by asset type (1):
Seniors housing communities	61.3%	65.5%
MOBs	19.6	15.8
Skilled nursing and other facilities	12.3	13.1
Hospitals	3.9	2.1
Secured loans receivable and investments, net	2.9	3.5
Investment mix by tenant, operator and manager (1):
Atria	21.2%	23.6%
Sunrise	10.9	12.3
Brookdale Senior Living	8.2	10.2
Kindred	2.0	2.0
All other	57.7	51.9

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	51.0%	49.8%	50.8%	50.1%
Kindred	5.3	6.5	5.3	6.9
Brookdale Senior Living (2)	4.7	5.3	5.1	5.4
All others	39.0	38.4	38.8	37.6
Adjusted EBITDA (3):
Senior living operations	29.3%	27.7%	28.8%	28.1%
Kindred	8.6	10.4	8.5	11.2
Brookdale Senior Living (2)	7.7	8.7	8.3	9.0
All others	54.4	53.2	54.4	51.7
NOI (4):
Senior living operations	28.6%	27.1%	28.2%	27.2%
Kindred	8.7	10.6	8.7	11.4
Brookdale Senior Living (2)	7.7	8.6	8.4	8.8
All others	55.0	53.7	54.7	52.6
Operations mix by geographic location (5):
California	14.4%	15.2%	14.3%	15.2%
New York	8.5	9.8	8.6	9.9
Texas	7.2	7.2	7.2	7.2
Illinois	4.5	4.6	4.5	4.6
Florida	4.3	4.1	4.3	4.2
All others	61.1	59.1	61.1	58.9

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

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

Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three and six months ended June 30, 2015, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for those periods.
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
Recent Developments Regarding Government Regulation
On July 16, 2015, the Centers for Medicaid & Medicare Services (“CMS”) published a proposed rule titled “Medicare and Medicaid Programs; Reform of Requirements for Long-Term Care Facilities”. The proposed rule would revise the requirements that long-term care facilities, including long-term acute care hospitals and skilled nursing facilities, must meet to participate in the Medicare and Medicaid programs. The proposed rule would outline new quality and ethics rules for facilities participating in Medicare and Medicaid, including requirements for training staff, changes to the discharge process to ensure patients understand follow-up care and the addition of behavioral health requirements. If the provisions in the proposed rule are finalized, they would require skilled nursing facilities to: allow residents to choose their own roommates; offer visitation periods; limit bedrooms to no more than two residents; include a toilet, sink and shower in each room; and accommodate residents’ food allergies and religious and cultural preferences. This is a proposed rule and is not final. We are currently analyzing the financial implications of this proposed rule on the operators of our long-term acute care hospitals and skilled nursing facilities. We cannot assure you that the final rule issued by CMS will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Medicare Reimbursement: Long-Term Acute Care Hospitals
On April 17, 2015, CMS released the Fiscal Year 2016 Proposed Inpatient and Long-Term Care Hospital Policy and Payment Changes, which proposes changes to the prospective payment system for long term acute care hospitals (“LTAC PPS”). However, these policies have not yet been finalized.
In the proposed rule, CMS projects that LTAC PPS payments would decrease by 4.6 percent, or approximately $250 million, based on the proposed payment rates for fiscal year 2016. This estimated decrease is primarily attributable to the statutory decrease in the payment rates for site neutral LTAC PPS cases that do not meet the clinical criteria to qualify for the higher standard LTAC PPS payment rates. Cases that do qualify for the higher standard LTAC PPS payment rate will see an increase in that payment rate of 1.9 percent (based on a market basket update of 2.7 percent adjusted by a multi-factor productivity adjustment of -0.6 percentage point and an additional adjustment of -0.2 percentage point in accordance with the Affordable Care Act).
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators of our long-term acute care hospitals, but we cannot assure you that current rules or future updates to LTAC PPS or Medicare reimbursement for long-term acute care hospitals will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
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
Business Combinations
We account for acquisitions using the acquisition method and record the cost of the businesses acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases, acquired lease contracts, tenant and customer relationships, trade names/trademarks and goodwill. We do not amortize goodwill, which represents the excess of the purchase price paid over the fair value of the net assets of the acquired business and is included in other assets on our Consolidated Balance Sheets.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis and depreciate the building value over the estimated remaining life of the building, not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within our portfolio.
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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2015 and December 31, 2014, this cumulative excess totaled $203.7 million (net of allowances of $166.6 million) and $188.0 million (net of allowances of $145.1 million), respectively.
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
Recently Issued or Adopted Accounting Standards
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In July 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

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
Results of Operations
As of June 30, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.

Three Months Ended June 30, 2015 and 2014
The table below shows our results of operations for the three months ended June 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$261,701	$243,871	$17,830	7.3%
Senior Living Operations	155,393	125,049	30,344	24.3
MOB Operations	99,067	76,651	22,416	29.2
All Other	26,588	15,125	11,463	75.8
Total segment NOI	542,749	460,696	82,053	17.8
Interest and other income	236	173	63	36.4
Interest expense	(107,591)	(91,501)	(16,090)	(17.6)
Depreciation and amortization	(249,195)	(190,818)	(58,377)	(30.6)
General, administrative and professional fees	(33,962)	(31,306)	(2,656)	(8.5)
Gain (loss) on extinguishment of debt, net	455	(2,924)	3,379	nm
Merger-related expenses and deal costs	(14,585)	(9,599)	(4,986)	(51.9)
Other	(5,091)	(4,863)	(228)	(4.7)
Income before income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	133,016	129,858	3,158	2.4
Income from unconsolidated entities	9	348	(339)	(97.4)
Income tax benefit (expense)	9,789	(3,274)	13,063	nm
Income from continuing operations	142,814	126,932	15,882	12.5
Discontinued operations	67	(255)	322	nm
Gain on real estate dispositions	7,469	11,889	(4,420)	(37.2)
Net income	150,350	138,566	11,784	8.5
Net income attributable to noncontrolling interest	529	168	(361)	nm
Net income attributable to common stockholders	$149,821	$138,398	11,423	8.3

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$260,562	$242,726	$17,836	7.3%
Other services revenue	1,139	1,145	(6)	(0.5)
Segment NOI	$261,701	$243,871	17,830	7.3

Triple-net leased properties segment NOI increased during the three months ended June 30, 2015 over the prior year primarily due to rent from the properties we acquired after April 1, 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2015 for the first quarter of 2014 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2014 for the first quarter of 2014.

	Number of Properties Owned at June 30, 2015 (1)	Average Occupancy For the Three Months Ended March 31, 2015 (1)	Number of Properties Owned at June 30, 2014 (1)	Average Occupancy For the Three Months Ended March 31, 2014 (1)
Seniors housing communities	469	87.8%	423	88.3%
Skilled nursing facilities	315	79.7	252	80.4
Hospitals	53	61.6	47	59.4

(1)
Excludes properties sold or classified as held for sale as of June 30, 2015, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2015 and 2014, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 834 same-store triple-net leased properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$238,332	$234,801	$3,531	1.5%
Other services revenue	1,139	1,145	(6)	(0.5)
Segment NOI	$239,471	$235,946	3,525	1.5
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$454,645	$374,473	$80,172	21.4%
Less:
Property-level operating expenses	(299,252)	(249,424)	(49,828)	(20.0)
Segment NOI	$155,393	$125,049	30,344	24.3
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the second quarter of 2015 over the second quarter of 2014 primarily due to the seniors housing communities we acquired after April 1, 2014, including the Holiday Canada Acquisition, and an increase in average unit occupancy rates.

Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended June 30, 2015 over the same period in 2014 primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 237 same-store senior living operating communities.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$382,308	$370,860	$11,448	3.1%
Less:
Property-level operating expenses	(254,186)	(247,058)	(7,128)	(2.9)
Segment NOI	$128,122	$123,802	4,320	3.5
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended June 30, 2015 and 2014:

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Total communities	305	241	91.0%	90.3%	$5,272	$5,551
Same-store communities	237	237	90.8	90.3	5,713	5,576
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$140,403	$114,890	$25,513	22.2%
Medical office building services revenue	7,749	2,722	5,027	184.7
Total revenues	148,152	117,612	30,540	26.0
Less:
Property-level operating expenses	(43,321)	(39,335)	(3,986)	(10.1)
Medical office building services costs	(5,764)	(1,626)	(4,138)	nm
Segment NOI	$99,067	$76,651	22,416	29.2

nm - not meaningful
The increase in our MOB operations segment rental income in the second quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after April 1, 2014 and slightly higher base rents. The $4.0 million increase in our MOB property-level operating expenses in the second quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after April 1, 2014 and increases in insurance and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue, net of applicable costs, increased year over year primarily due to increased construction activity during the second quarter of 2015 over the same period in 2014.

The following table compares results of continuing operations for our 283 same-store MOBs.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$112,881	$111,462	$1,419	1.3%
Less:
Property-level operating expenses	(38,380)	(37,815)	(565)	(1.5)
Segment NOI	$74,501	$73,647	854	1.2
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended June 30, 2015 and 2014:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Total MOBs	368	309	92.1%	90.1%	$30	$30
Same-store MOBs	283	283	90.7	91.1	31	30
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased $11.4 million during the three months ended June 30, 2015, compared to the same period in 2014, primarily due to a $425.0 million secured mezzanine loan investment we made during 2014 that has a blended annual interest rate of 8.1% and contractual maturities ranging between 2016 and 2019.
Interest Expense
The $15.7 million increase in total interest expense, including interest allocated to discontinued operations of $0.1 million and $0.5 million for the three months ended June 30, 2015 and 2014, respectively, is attributed primarily to $16.4 million of additional interest due to higher debt balances, partially offset by a $1.1 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for the three months ended June 30, 2015 and 2014.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended June 30, 2015 compared to the same period in 2014 primarily due to the real estate acquisitions we made in 2014 and 2015, as well as impairment charges of $9.5 million for the three months ended June 30, 2015, compared to $3.6 million of impairment charges for the three months ended June 30, 2014.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $5.0 million increase during the three months ended June 30, 2015 over the prior year is primarily due to increased 2015 investment activity related to pending and completed transactions.
Income Tax Benefit (Expense)
Income tax benefit for the three months ended June 30, 2015 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”). Income tax expense for the three months ended June 30, 2014 was due primarily to operating income at our TRS entities.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended June 30, 2015 and 2014 primarily relates to the sale of ten properties and four properties, respectively.

Six Months Ended June 30, 2015 and 2014
The table below shows our results of operations for the six months ended June 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$529,043	$482,865	$46,178	9.6%
Senior Living Operations	303,945	247,815	56,130	22.6
MOB Operations	195,648	153,810	41,838	27.2
All Other	50,036	26,392	23,644	89.6
Total segment NOI	1,078,672	910,882	167,790	18.4
Interest and other income	708	446	262	58.7
Interest expense	(214,181)	(179,342)	(34,839)	(19.4)
Depreciation and amortization	(496,636)	(384,412)	(112,224)	(29.2)
General, administrative and professional fees	(68,292)	(64,172)	(4,120)	(6.4)
Gain (loss) on extinguishment of debt, net	434	(2,665)	3,099	nm
Merger-related expenses and deal costs	(49,757)	(20,359)	(29,398)	nm
Other	(10,387)	(10,092)	(295)	(2.9)
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	240,561	250,286	(9,725)	(3.9)
(Loss) income from unconsolidated entities	(242)	596	(838)	nm
Income tax benefit (expense)	17,039	(6,707)	23,746	nm
Income from continuing operations	257,358	244,175	13,183	5.4
Discontinued operations	(356)	2,776	(3,132)	nm
Gain on real estate dispositions	14,155	12,889	1,266	9.8
Net income	271,157	259,840	11,317	4.4
Net income attributable to noncontrolling interest	894	395	(499)	nm
Net income attributable to common stockholders	$270,263	$259,445	10,818	4.2

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$526,768	$480,572	$46,196	9.6%
Other services revenue	2,275	2,293	(18)	(0.8)
Segment NOI	$529,043	$482,865	46,178	9.6
Triple-net leased properties segment NOI increased during the six months ended June 30, 2015 over the prior year primarily due to rent from the properties we acquired after January 1, 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.

The following table compares results of continuing operations for our 831 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2015 through June 30, 2015.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$467,478	$458,834	$8,644	1.9%
Other services revenue	2,275	2,293	(18)	(0.8)
Segment NOI	$469,753	$461,127	8,626	1.9
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$901,559	$745,534	$156,025	20.9%
Less:
Property-level operating expenses	(597,614)	(497,719)	(99,895)	(20.1)
Segment NOI	$303,945	$247,815	56,130	22.6
Our senior living operations segment revenues increased during the six months ended June 30, 2015 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2014.
Property-level operating expenses increased during the six months ended June 30, 2015 over the same period in 2014 primarily due to the acquired properties described above, increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.
The following table compares results of continuing operations for our 237 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$763,608	$741,282	$22,326	3.0%
Less:
Property-level operating expenses	(512,760)	(494,776)	(17,984)	(3.6)
Segment NOI	$250,848	$246,506	4,342	1.8

The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the six months ended June 30, 2015 and 2014:

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Total communities	305	241	91.1%	90.4%	$5,260	$5,546
Same-store communities	237	237	91.0	90.5	5,698	5,565
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$277,393	$230,113	$47,280	20.5%
Medical office building services revenue	16,607	7,374	9,233	125.2
Total revenues	294,000	237,487	56,513	23.8
Less:
Property-level operating expenses	(85,670)	(78,680)	(6,990)	(8.9)
Medical office building services costs	(12,682)	(4,997)	(7,685)	(153.8)
Segment NOI	$195,648	$153,810	41,838	27.2
The increases in our MOB operations segment NOI during the six months ended June 30, 2015 over the same period in 2014 are attributed primarily to the MOBs we acquired after January 1, 2014 and decreases in operating costs resulting from expense controls, partially offset by increases in insurance and real estate tax expenses.
Medical office building services revenue and costs both increased year over year primarily due to increased construction activity during the six months ended June 30, 2015 over the same period in 2014.
The following table compares results of continuing operations for our 282 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$224,172	$222,558	$1,614	0.7%
Less:
Property-level operating expenses	(75,633)	(75,503)	(130)	(0.2)
Segment NOI	$148,539	$147,055	1,484	1.0
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the six months ended June 30, 2015 and 2014:

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014
Total MOBs	368	309	92.1%	90.1%	$30	$30
Same-store MOBs	282	282	90.7	91.1	31	30

Segment NOI—All Other
All other NOI consists primarily of income from loans and investments. Income from loans and investments increased for the six months ended June 30, 2015 over the same period in 2014 primarily due to a $425.0 million secured mezzanine loan investment we made during 2014 that has a blended annual interest rate of 8.1% and contractual maturities ranging between 2016 and 2019.
Interest Expense
The $34.0 million increase in total interest expense, including interest allocated to discontinued operations of $0.4 million and $1.2 million for the six months ended June 30, 2015 and 2014, respectively, is attributed primarily to $36.6 million of additional interest due to higher debt balances, partially offset by a $3.7 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the six months ended June 30, 2015, compared to 3.7% for the same period in 2014.
Depreciation and Amortization
Depreciation and amortization expense increased during the six months ended June 30, 2015 compared to the same period in 2014 primarily due to the real estate acquisitions we made in 2014 and 2015 as well as higher impairment charges recorded during the six months ended June 30, 2015.
Gain (Loss) on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the six months ended June 30, 2014 resulted primarily from early mortgage repayments. There were no similar transactions during the six months ended June 30, 2015.
Merger-Related Expenses and Deal Costs
The $29.4 million increase during the six months ended June 30, 2015 over the prior year is primarily due to increased investment activity in the first half of 2015 compared to the first half of 2014.
Income Tax Benefit (Expense)
Income tax benefit for the six months ended June 30, 2015 was due primarily to operating losses at our TRS entities. Income tax expense for the six months ended June 30, 2014 was due primarily to operating income at our TRS entities.
Discontinued Operations
Discontinued operations for the six months ended June 30, 2015 reflects activity related to five properties reported within discontinued operations, two of which were sold during the first half of 2015, resulting in a net gain of $0.3 million on real estate dispositions during the six months ended June 30, 2015. Discontinued operations for the comparable 2014 period reflects activity related to 17 properties, seven of which were sold during the first half of 2014, resulting in a net gain of $1.3 million.

Gain on Real Estate Dispositions
Gain on real estate dispositions for the six months ended June 30, 2015 and 2014 primarily relates to the sale of 38 properties and five properties, respectively.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions or divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.

Our FFO and normalized FFO for the three and six months ended June 30, 2015 and 2014 are summarized in the following table. The increase in normalized FFO for the six months ended June 30, 2015 over the same period in 2014 is due primarily to 2014 and 2015 acquisitions and investments, including a $425.0 million secured mezzanine loan investment we made during 2014, net of related capital costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to common stockholders	$149,821	$138,398	$270,263	$259,445
Adjustments:
Real estate depreciation and amortization	247,392	189,219	493,043	381,262
Real estate depreciation related to noncontrolling interest	(1,964)	(2,661)	(4,016)	(5,305)
Real estate depreciation related to unconsolidated entities	1,464	1,495	2,926	2,989
Gain on real estate dispositions	(7,469)	(11,889)	(14,155)	(12,889)
Discontinued operations:
Gain on real estate dispositions	(277)	(45)	(277)	(1,483)
Depreciation on real estate assets	12	1,247	24	1,528
FFO attributable to common stockholders	388,979	315,764	747,808	625,547
Adjustments:
Change in fair value of financial instruments	70	109	24	41
Non-cash income tax (benefit) expense	(10,389)	2,974	(18,239)	6,407
(Gain) loss on extinguishment of debt, net	(39)	2,924	(18)	2,114
Merger-related expenses, deal costs and re-audit costs	15,135	9,602	51,137	20,363
Amortization of other intangibles	591	255	1,182	511
Normalized FFO attributable to common stockholders	$394,347	$331,628	$781,894	$654,983

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$150,350	$138,566	$271,157	$259,840
Adjustments:
Interest	107,701	92,004	214,543	180,523
(Gain) loss on extinguishment of debt, net	(455)	2,924	(434)	2,114
Taxes (including tax amounts in general, administrative and professional fees)	(8,569)	4,577	(16,004)	9,237
Depreciation and amortization	249,207	192,065	496,660	385,940
Non-cash stock-based compensation expense	4,885	5,367	11,192	11,411
Merger-related expenses, deal costs and re-audit costs	15,010	9,599	50,903	20,359
Gain on real estate dispositions	(7,746)	(11,705)	(14,432)	(14,142)
Change in fair value of financial instruments	70	109	24	41
Adjusted EBITDA	$510,453	$433,506	$1,013,609	$855,323

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income (including amounts in discontinued operations) for the three and six months ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$150,350	$138,566	$271,157	$259,840
Adjustments:
Interest and other income	(236)	(173)	(708)	(1,196)
Interest	107,701	92,004	214,543	180,523
Depreciation and amortization	249,207	192,065	496,660	385,940
General, administrative and professional fees	33,962	31,306	68,292	64,172
(Gain) loss on extinguishment of debt, net	(455)	2,924	(434)	2,665
Merger-related expenses and deal costs	14,585	9,599	49,757	20,359
Other	5,159	4,993	10,598	10,338
(Income) loss from unconsolidated entities	(9)	(348)	242	(596)
Income tax (benefit) expense	(9,789)	3,274	(17,039)	6,707
Gain on real estate dispositions	(7,746)	(11,705)	(14,432)	(14,142)
NOI	542,729	462,505	1,078,636	914,610
Discontinued operations	20	(1,809)	36	(3,728)
NOI (excluding amounts in discontinued operations)	$542,749	$460,696	$1,078,672	$910,882
Liquidity and Capital Resources
As of June 30, 2015, we had a total of $60.5 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2015, we also had escrow deposits and restricted cash of $194.0 million, including cash held in an Internal Revenue Code Section 1031 exchange escrow account with a qualified intermediary, and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2015, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $400.0 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including our pending acquisition of Ardent Health Services and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.
In April 2015, third party investors redeemed 445,541 limited partnership units of Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. for approximately $32.6 million.

Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of June 30, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2015, we had $583.8 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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
In May 2015, we repaid in full, at par, $234.4 million aggregate principal amount then outstanding of our 6% senior notes due 2015 upon maturity.
In July 2015, we issued and sold $500.0 million aggregate principal amount of 4.125% senior notes due 2026 at a public offering price equal to 99.218% of par, for total proceeds of $496.1 million before the underwriting discount and expenses.
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
In June we issued and sold 1,051,664 shares of our common stock under the new ATM equity offering program for aggregate net proceeds of $66.9 million, after sales agent commissions of $1.0 million. In July we issued and sold an additional 579,652 shares under the new ATM program for aggregate net proceeds of $36.4 million, after sales agent commissions of $0.6 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2015 and 2014:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$55,348	$94,816	$(39,468)	(41.6)%
Net cash provided by operating activities	717,724	595,702	122,022	20.5
Net cash used in investing activities	(996,747)	(385,433)	(611,314)	nm
Net cash provided by (used in) financing activities	284,110	(218,058)	502,168	nm
Effect of foreign currency translation on cash and cash equivalents	97	(392)	489	nm
Cash and cash equivalents at end of period	$60,532	$86,635	(26,103)	(30.1)

nm - not meaningful

Cash Flows from Operating Activities
Cash flows from operating activities increased during the six months ended June 30, 2015 over the same period in 2014 primarily due to 2014 and 2015 acquisitions, the $37 million payment received from Kindred in January 2015 and increases in fee income, partially offset by increased merger-related expenses and deal costs.
Cash Flows from Investing Activities
Cash used in investing activities during the six months ended June 30, 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($1.3 billion and $271.5 million in 2015 and 2014, respectively), purchase of marketable securities ($46.7 million in 2014), investment in loans receivable and other ($55.7 million and $44.5 million in 2015 and 2014, respectively), capital expenditures ($43.4 million and $35.5 million in 2015 and 2014, respectively) and development project expenditures ($62.6 million and $44.4 million in 2015 and 2014, respectively). These cash outflows were partially offset by proceeds from loans receivable ($93.3 million and $6.0 million in 2015 and 2014, respectively), proceeds from real estate disposals ($273.2 million and $52.4 million in 2015 and 2014, respectively) and proceeds from the sale of marketable securities ($57.2 million in 2015).
Cash Flows from Financing Activities
Cash provided by financing activities during the six months ended June 30, 2015 and 2014 consisted primarily of net proceeds from the issuance of debt ($1.1 billion and $696.7 million in 2015 and 2014, respectively) and issuance of common stock ($352.2 million in 2015). Cash used in financing activities consisted primarily of net payments made on our unsecured revolving credit facility and term loans ($321.3 million and $200.0 million in 2015 and 2014, respectively), debt repayments ($278.4 million and $272.7 million in 2015 and 2014, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($530.6 million and $434.6 million in 2015 and 2014, respectively) and purchases of redeemable OP units ($33.2 million in 2015).
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of June 30, 2015, we had two properties in development. Through June 30, 2015, we have funded $6.0 million of our estimated total commitment for such project of $21.0 million to $23.6 million.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of June 30, 2015 and December 31, 2014:

	As of June 30, 2015	As of December 31, 2014
	(In thousands)
Gross book value	$9,459,673	$8,488,591
Fair value (1)	9,770,428	8,817,982
Fair value reflecting change in interest rates (1):
-100 basis points	10,269,835	9,256,492
+100 basis points	9,298,175	8,406,735

(1)	The change in fair value of our fixed rate debt from December 31, 2014 to June 30, 2015 was due primarily to 2015 senior note issuances, net of maturities, and additional mortgage loan financing.
The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2015	As of December 31, 2014	As of June 30, 2014
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,504,411	$6,677,875	$6,118,543
Mortgage loans and other (1)	1,955,262	1,810,716	1,909,241
Variable rate:
Unsecured revolving credit facility	583,765	919,099	179,373
Unsecured term loans	983,146	990,634	1,000,175
Mortgage loans and other (1)	465,689	474,047	369,445
Total	$11,492,273	$10,872,371	$9,576,777
Percentage of total debt:
Fixed rate:
Senior notes and other	65.3%	61.4%	63.9%
Mortgage loans and other (1)	17.0	16.6	19.9
Variable rate:
Unsecured revolving credit facility	5.1	8.5	1.9
Unsecured term loans	8.6	9.1	10.4
Mortgage loans and other (1)	4.0	4.4	3.9
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.5%	3.5%
Mortgage loans and other (1)	5.8	5.9	6.0
Variable rate:
Unsecured revolving credit facility	1.2	1.4	1.2
Unsecured term loans	1.3	1.3	1.3
Mortgage loans and other (1)	2.2	2.3	1.7
Total	3.5	3.5	3.7

(1)
Borrowings as of June 30, 2015 exclude $33.2 million of debt related to real estate assets classified as held for sale as of June 30, 2015. Borrowings as of December 31, 2014 exclude $43.5 million of debt related to real estate assets classified as held for sale as of December 31, 2014. Borrowings as of June 30, 2014 exclude $44.1 million of debt related to real estate assets classified as held for sale as of June 30, 2014. All amounts were included in accounts payable and other liabilities on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $152.5 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $48.7 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at June 30, 2015 compared to December 31, 2014 is primarily attributable to the repayment of borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2015, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2015, interest expense for 2015 would increase by approximately $20.3 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of June 30, 2015 and December 31, 2014, our joint venture and operating partners’ aggregate share of total debt was $143.6 million and $141.4 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $106.2 million and $97.5 million as of June 30, 2015 and December 31, 2014, respectively.
As of June 30, 2015 and December 31, 2014, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $760.3 million and $798.0 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2015 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during that quarter, our normalized FFO per share for the first half of 2015 would decrease or increase, as applicable, by less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2015, at the reasonable assurance level.
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
During the second quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2015:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	148	$74.05
May 1 through May 31	37	68.46
June 1 through June 30	—	—

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership,Ventas, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015.
4.2
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015.
10.1	Employee Protection and Noncompetition Agreement between the Company and Todd W. Lillibridge dated June 17, 2015.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 22, 2015.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 27, 2015

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1	Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership,Ventas, Inc., the Guarantors named therein, and U.S. Bank National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015.
4.2
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015.
10.1	Employee Protection and Noncompetition Agreement between the Company and Todd W. Lillibridge dated June 17, 2015.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 22, 2015.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.