Form 10-Q
period 2015-09-30
VENTAS INC
filed 2015-10-26
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 22, 2015:
Common Stock, $0.25 par value	332,982,775

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2015	December 31, 2014
Assets
Real estate investments:
Land and improvements	$2,065,664	$1,708,851
Buildings and improvements	20,203,784	17,403,552
Construction in progress	124,377	109,689
Acquired lease intangibles	1,344,708	952,251
	23,738,533	20,174,343
Accumulated depreciation and amortization	(3,966,947)	(3,420,089)
Net real estate property	19,771,586	16,754,254
Secured loans receivable and investments, net	766,707	802,881
Investments in unconsolidated real estate entities	96,208	91,872
Net real estate investments	20,634,501	17,649,007
Cash and cash equivalents	65,231	55,348
Escrow deposits and restricted cash	74,491	71,771
Goodwill	1,052,321	363,971
Assets held for sale	168,931	2,574,174
Other assets	418,502	451,642
Total assets	$22,413,977	$21,165,913
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,268,560	$10,827,764
Accrued interest	67,358	62,097
Accounts payable and other liabilities	791,430	750,622
Liabilities related to assets held for sale	65,465	254,680
Deferred income taxes	352,658	344,337
Total liabilities	12,545,471	12,239,500
Redeemable OP unitholder and noncontrolling interests	198,832	172,016
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 333,027 and 298,478 shares issued at September 30, 2015 and December 31, 2014, respectively	83,238	74,656
Capital in excess of par value	11,523,312	10,119,306
Accumulated other comprehensive income	(592)	13,121
Retained earnings (deficit)	(1,992,848)	(1,526,388)
Treasury stock, 61 and 7 shares at September 30, 2015 and December 31, 2014, respectively	(3,675)	(511)
Total Ventas stockholders’ equity	9,609,435	8,680,184
Noncontrolling interest	60,239	74,213
Total equity	9,669,674	8,754,397
Total liabilities and equity	$22,413,977	$21,165,913
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenues:
Rental income:
Triple-net leased	$201,028	$170,873	$571,591	$500,047
Medical office buildings	142,755	116,686	420,287	346,942
	343,783	287,559	991,878	846,989
Resident fees and services	454,825	396,247	1,356,384	1,141,781
Medical office building and other services revenue	10,000	7,573	29,951	18,240
Income from loans and investments	18,924	13,186	66,192	36,902
Interest and other income	74	367	719	811
Total revenues	827,606	704,932	2,445,124	2,044,723
Expenses:
Interest	97,135	77,325	263,422	214,117
Depreciation and amortization	226,332	173,006	657,262	507,167
Property-level operating expenses:
Senior living	304,540	265,274	902,154	762,993
Medical office buildings	43,305	41,262	129,152	120,021
	347,845	306,536	1,031,306	883,014
Medical office building services costs	6,416	4,568	19,098	9,565
General, administrative and professional fees	32,114	29,464	100,399	93,632
Loss on extinguishment of debt, net	15,331	2,414	14,897	5,079
Merger-related expenses and deal costs	62,145	16,188	105,023	35,944
Other	4,795	9,413	13,948	18,070
Total expenses	792,113	618,914	2,205,355	1,766,588
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	35,493	86,018	239,769	278,135
(Loss) income from unconsolidated entities	(955)	(47)	(1,197)	549
Income tax benefit (expense)	10,697	1,887	27,736	(4,820)
Income from continuing operations	45,235	87,858	266,308	273,864
Discontinued operations	(22,383)	18,171	13,434	79,026
Gain on real estate dispositions	265	3,625	14,420	16,514
Net income	23,117	109,654	294,162	369,404
Net income attributable to noncontrolling interest	265	522	1,047	827
Net income attributable to common stockholders	$22,852	$109,132	$293,115	$368,577
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.14	$0.31	$0.85	$0.98
Discontinued operations	(0.07)	0.06	0.04	0.27
Net income attributable to common stockholders	$0.07	$0.37	$0.89	$1.25
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.14	$0.31	$0.84	$0.97
Discontinued operations	(0.07)	0.06	0.04	0.27
Net income attributable to common stockholders	$0.07	$0.37	$0.88	$1.24
Weighted average shares used in computing earnings per common share:
Basic	332,491	294,030	329,440	293,965
Diluted	336,338	296,495	333,210	296,411
Dividends declared per common share	$0.73	$0.725	$2.31	$2.175
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Net income	$23,117	$109,654	$294,162	$369,404
Other comprehensive loss:
Foreign currency translation	(11,239)	(12,885)	(7,718)	(7,906)
Change in unrealized gain on marketable securities	—	(334)	(5,046)	1,237
Other	467	3,120	(949)	3,166
Total other comprehensive loss	(10,772)	(10,099)	(13,713)	(3,503)
Comprehensive income	12,345	99,555	280,449	365,901
Comprehensive income attributable to noncontrolling interest	265	522	1,047	827
Comprehensive income attributable to common stockholders	$12,080	$99,033	$279,402	$365,074

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2015 and the Year Ended December 31, 2014
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$74,488	$10,078,592	$19,659	$(1,126,541)	$(221,917)	$8,824,281	$79,530	$8,903,811
Net income	—	—	—	475,767	—	475,767	1,419	477,186
Other comprehensive loss	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,662)	(7,499)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	74,656	10,119,306	13,121	(1,526,388)	(511)	8,680,184	74,213	8,754,397
Net income	—	—	—	293,115	—	293,115	1,047	294,162
Other comprehensive loss	—	—	(13,713)	—	—	(13,713)	—	(13,713)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	13	2,216,318
Impact of CCP Spin-Off	—	(1,248,407)	—	—	—	(1,248,407)	(4,717)	(1,253,124)
Net change in noncontrolling interest	—	—	—	—	—	—	(11,131)	(11,131)
Dividends to common stockholders—$2.31 per share	—	—	—	(759,575)	—	(759,575)	—	(759,575)
Issuance of common stock	1,457	416,361	—	—	—	417,818	—	417,818
Issuance of common stock for stock plans	22	5,877	—	—	4,489	10,388	—	10,388
Change in redeemable noncontrolling interest	—	(1,663)	—	—	—	(1,663)	814	(849)
Adjust redeemable OP unitholder interests to current fair value	—	10,223	—	—	—	10,223	—	10,223
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	10,694	—	—	(7,653)	3,041	—	3,041
Balance at September 30, 2015	$83,238	$11,523,312	$(592)	$(1,992,848)	$(3,675)	$9,609,435	$60,239	$9,669,674
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities:
Net income	$294,162	$369,404
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	736,870	587,176
Amortization of deferred revenue and lease intangibles, net	(19,312)	(14,775)
Other non-cash amortization	3,051	(616)
Stock-based compensation	16,061	16,792
Straight-lining of rental income, net	(25,118)	(29,644)
Loss on extinguishment of debt, net	14,897	5,079
Gain on real estate dispositions (including amounts in discontinued operations)	(14,649)	(17,726)
Gain on real estate loan investments	—	(249)
Gain on sale of marketable securities	(5,800)	—
Income tax (benefit) expense	(30,717)	4,420
Loss (income) from unconsolidated entities	1,197	(549)
Other	23,826	13,736
Changes in operating assets and liabilities:
Decrease (increase) in other assets	11,164	(3,306)
Increase in accrued interest	6,338	14,835
Increase (decrease) in accounts payable and other liabilities	10,075	(24,605)
Net cash provided by operating activities	1,022,045	919,972
Cash flows from investing activities:
Net investment in real estate property	(2,556,988)	(1,184,036)
Investment in loans receivable and other	(74,386)	(66,436)
Proceeds from real estate disposals	409,633	112,746
Proceeds from loans receivable	106,909	55,573
Purchase of marketable securities	—	(46,689)
Proceeds from sale or maturity of marketable securities	76,800	21,689
Funds held in escrow for future development expenditures	4,003	2,602
Development project expenditures	(90,458)	(71,375)
Capital expenditures	(75,812)	(56,235)
Investment in unconsolidated operating entity	(26,282)	—
Other	(27,984)	(4,009)
Net cash used in investing activities	(2,254,565)	(1,236,170)
Cash flows from financing activities:
Net change in borrowings under credit facility	(790,406)	(153,684)
Net cash impact of CCP Spin-Off	(128,749)	—
Proceeds from debt	2,511,061	2,007,707
Proceeds from debt related to CCP Spin-Off	1,400,000	—
Repayment of debt	(1,329,070)	(905,117)
Purchase of noncontrolling interest	(3,819)	—
Payment of deferred financing costs	(23,893)	(14,946)
Issuance of common stock, net	417,818	—
Cash distribution to common stockholders	(759,575)	(640,414)
Cash distribution to redeemable OP unitholders	(12,776)	(4,214)
Purchases of redeemable OP units	(33,188)	—
Distributions to noncontrolling interest	(11,250)	(6,760)
Other	6,489	(551)
Net cash provided by financing activities	1,242,642	282,021
Net increase (decrease) in cash and cash equivalents	10,122	(34,177)
Effect of foreign currency translation on cash and cash equivalents	(239)	3,956
Cash and cash equivalents at beginning of period	55,348	94,816
Cash and cash equivalents at end of period	$65,231	$64,595
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,558,239	$353,995
Other assets acquired	20,221	3,683
Debt assumed	177,857	228,150
Other liabilities	57,937	19,441
Deferred income tax liability	50,836	110,087
Redeemable OP unitholder interests assumed	87,245	—
Equity issued	2,204,585	—
Non-cash impact of CCP Spin-Off	1,256,404	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing and other facilities, and hospitals, and we had one property under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois. As further discussed in “Note 5—Dispositions”, in August 2015 we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2015, we leased a total of 608 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (together with its subsidiaries, “Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage a total of 305 of our seniors housing communities for us pursuant to long-term management agreements. Our two largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 141 properties (excluding six properties included in investments in unconsolidated entities) and 78 properties, respectively, as of September 30, 2015.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 13, 2015. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of September 30, 2015, third party investors owned 2,812,318 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.9% of the total units then outstanding, and we owned 6,917,009 Class B limited partnership units in NHP/PMB, representing the remaining 71.1%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, as adjusted from 0.7866 shares of common stock per unit in connection with the CCP Spin-Off, and subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
On January 16, 2015, in connection with our acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”), each of the 7,057,271 issued and outstanding limited partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (subsequently renamed Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”)), a limited partnership in which HCT was the sole general partner prior to the acquisition, was converted into a newly created class of limited partnership units (“Class C Units”) at the 0.1688 exchange ratio payable to HCT stockholders in the acquisition, net of any Class C Units withheld to pay taxes. We consolidate Ventas Realty OP, as our wholly owned subsidiary is the general partner and exercises control of the partnership. The Class C Units may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. As of September 30, 2015, third party investors owned 672,984 Class C Units, which represented 2.3% of the total units then outstanding, and we owned 28,550,812 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 97.7%. In April 2015, third party investors redeemed 445,541 Class C Units for approximately $32.6 million. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2015 and December 31, 2014, the fair value of the redeemable OP unitholder interests was $188.5 million and $159.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2015 and December 31, 2014. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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
Assets Held for Sale and Discontinued Operations
We sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. We report discontinued operations when the following criteria are met: (1) a component of an entity or group of components that has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business that is classified as held for sale on the acquisition date. Assets relating to the CCP Spin-Off were reported as discontinued operations once the transaction was completed. The results of operations for assets meeting the definition of discontinued operations are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We allocate estimated interest expense to discontinued operations based on property values and our weighted average interest rate or the property’s actual mortgage interest.
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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2015 and December 31, 2014, this cumulative excess totaled $210.6 million (net of allowances of $96.4 million) and $187.6 million (net of allowances of $83.5 million), respectively.
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
Recently Issued or Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Also in August 2015, the FASB issues ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and 2015-15 for the quarter ended September 30, 2015. There were deferred financing costs of $72.0 million and $60.3 million as of September 30, 2015 and December 31, 2014, respectively that are now classified within senior notes payable and other debt on our Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016 and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
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
NOTE 3—CONCENTRATION OF CREDIT RISK
As of September 30, 2015, Atria, Sunrise, Brookdale Senior Living and Kindred managed or operated approximately 22.8%, 11.8%, 8.5% and 2.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2015). Seniors housing communities constituted approximately 65.1% of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2015), while MOBs, skilled nursing and other facilities, and hospitals collectively comprised the remaining 34.9%. Our properties were located in 47 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2015, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) for the three months then ended.
Triple-Net Leased Properties
For the three months ended September 30, 2015 and 2014, approximately 5.1% and 6.2%, respectively, of our total revenues and 8.9% and 11.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.6% and 5.7%, respectively, of our total revenues and 9.7% and 10.3%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. Each of our leases with Brookdale Senior Living and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of these leases has guaranty and cross-default provisions tied to other leases with the same tenant or its affiliates, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2015 and 2014. If either Brookdale Senior Living or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and certificates of need at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of September 30, 2015, three of the nine properties have been sold and three of the nine properties were disposed of as part of the CCP Spin-Off.
Senior Living Operations
As of September 30, 2015, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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
NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY
The following summarizes our acquisition and development activities during the nine months ended September 30, 2015 and the year ended December 31, 2014. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2015 Acquisitions
HCT Acquisition
In January 2015, we acquired HCT in a stock and cash transaction, which added 152 properties to our portfolio. At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were canceled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock and the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed $167 million of mortgage debt and repaid approximately $730 million of debt, net of HCT cash on hand. In August 2015, 20 of the properties that we acquired in the HCT acquisition were disposed of as part of the CCP Spin-Off.
Ardent Health Services Acquisition
On August 4, 2015, we completed our acquisition of Ardent Health Services, Inc. (“AHS”) and simultaneous separation and sale of the Ardent hospital operating company (“Ardent”) to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us (collectively the “Ardent Transaction”). As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion. At closing, we paid $26.3 million for our 9.9% interest in Ardent which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate the ten hospitals and other real estate we acquired.
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $514 million, including the acquisition of eleven triple-net leased properties; one MOB; and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off).
Completed Developments
During 2015, we completed the development of one triple-net leased seniors housing community, representing $7.8 million of net real estate property on our Consolidated Balance Sheets as of September 30, 2015.

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our initial accounting for acquisitions completed during the nine months ended September 30, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	Total
	(In thousands)
Land and improvements	$190,566	$70,713	$171,650	$432,929
Buildings and improvements	1,726,553	703,080	1,125,726	3,555,359
Acquired lease intangibles	169,362	83,867	178,165	431,394
Other assets	173,144	273,523	398,097	844,764
Total assets acquired	2,259,625	1,131,183	1,873,638	5,264,446
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	43,841	43,412	48,789	136,042
Total liabilities assumed	43,841	121,352	148,706	313,899
Net assets acquired	2,215,784	1,009,831	1,724,932	4,950,547
Redeemable OP unitholder interests assumed				87,245
Cash acquired				54,778
Equity issued				2,216,355
Total cash used				$2,592,169
For certain acquisitions, the determination of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment from the amounts reported in ‘‘Note 4-Acquisitions of Real Estate Property’’ of the Notes to Consolidated Financial Statements included in Part I of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, filed with the SEC on July 27, 2015, due primarily to reclassification adjustments for presentation and adjustments to our valuation assumptions. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.
Included in other assets above is $746.5 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. Goodwill has been allocated to our reportable business segments based on the respective fair value of the net assets acquired, as follows: triple-net leased properties - $133.5 million; senior living operations - $219.7 million; and MOB operations - $393.4 million.
Aggregate Revenue and NOI
For the nine months ended September 30, 2015, aggregate revenue and NOI derived from our 2015 real estate acquisitions during our period of ownership were $223.0 million and $132.3 million, respectively, excluding revenue and NOI for any assets contributed in the CCP Spin-Off.
Transaction Costs
Transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. For the nine months ended September 30, 2015 and 2014, we expensed, as incurred, $96.9 million and $5.4 million, respectively, costs related to our completed 2015 transactions, $4.0 million and $0.8 million of which are reported within discontinued operations.

Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share if we had consummated the HCT acquisition and Ardent Transaction as of January 1, 2014 and excludes assets that were acquired in the HCT acquisition but subsequently disposed of as part of the CCP Spin-Off.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Revenues	$837,203	$801,333	$2,519,122	$2,333,926
Income from continuing operations attributable to common stockholders, including real estate dispositions	$73,329	$131,160	$375,553	$410,149
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.22	$0.41	$1.14	$1.27
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.22	$0.40	$1.13	$1.26
Weighted average shares used in computing earnings per common share:
Basic	332,491	322,445	329,440	322,380
Diluted	336,338	326,028	332,210	325,944
Costs related to the HCT acquisition and Ardent Transaction are not expected to have a continuing impact and, therefore, have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the HCT acquisition and Ardent Transaction, any reduction in our borrowing costs resulting from the acquisition or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the HCT and Ardent acquisitions occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
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

Estimated Fair Value
We are accounting for our 2014 acquisitions under the acquisition method in accordance with ASC 805 and have completed our initial accounting, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2014 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Total
	(In thousands)
Land and improvements	$45,586	$100,281	$145,867
Buildings and improvements	546,849	1,081,630	1,628,479
Acquired lease intangibles	28,883	36,452	65,335
Other assets	227	12,393	12,620
Total assets acquired	621,545	1,230,756	1,852,301
Notes payable and other debt	12,927	228,150	241,077
Other liabilities	8,609	124,960	133,569
Total liabilities assumed	21,536	353,110	374,646
Net assets acquired	600,009	877,646	1,477,655
Cash acquired	227	8,704	8,931
Total cash used	$599,782	$868,942	$1,468,724
NOTE 5—DISPOSITIONS
CCP Spin-Off
On August 17, 2015, we completed the CCP Spin-Off. In connection with the CCP Spin-Off, we disposed of 355 high-quality triple-net leased skilled nursing facilities and other healthcare assets operated by private regional and local care providers. The CCP Spin-Off was effectuated through a distribution of the common shares of CCP to holders of our common stock as of the distribution record date, and qualified as a tax-free distribution to our stockholders. For every four shares of Ventas common stock held as of the distribution record date of August 10, 2015, Ventas stockholders received one CCP common share on August 17, 2015. On August 17, 2015, just prior to the effective time of the spin-off, CCP (as our then wholly owned subsidiary) received approximately $1.4 billion of proceeds from a recently completed term loan and revolving credit facility. CCP paid us a distribution of $1.3 billion from these proceeds. We used this distribution from CCP to pay down our existing debt ($1.1 billion) and to pay for a portion of our quarterly installment of dividends to our stockholders ($0.2 billion).
The historical results of operations of the CCP properties as well as the related assets and liabilities have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. Discontinued operations also include separation costs incurred to complete the CCP Spin-Off of $40.3 million and $0.2 million for the nine months ended September 30, 2015 and 2014, respectively Separation costs for 2015 include $3.2 million of stock-based compensation expense representing the incremental fair value of unvested stock-based compensation awards as of the spin date. In addition, the assets and liabilities of CCP are presented separately from assets and liabilities from continuing operations in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows include within operating, investing and financing cash flows those activities which related to our period of ownership of the CCP properties.

The following is a summary of the assets and liabilities of CCP at the CCP Spin-Off date (dollars in thousands):

	August 17, 2015	December 31, 2014
	(In thousands)
Assets:
Net real estate investments	$2,588,255	$2,274,310
Cash and cash equivalents	1,749	2,710
Goodwill	135,446	88,959
Assets held for sale	7,610	8,435
Other assets	15,089	16,596
Total assets	2,748,149	2,391,010

Liabilities:
Accounts payable and other liabilities	217,760	204,359
Liabilities related to assets held for sale	985	1,288
Total liabilities	218,745	205,647

Net assets:	$2,529,404	$2,185,363

Summarized financial information for CCP discontinued operations for the three and nine months ended September 30, 2015 and 2014, respectively is as follows (dollars in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Revenues:
Rental income	$40,642	$73,332	$196,848	$224,668
Income from loans and investments	449	857	2,148	2,533
Interest and other income	—	1	63	2
	41,091	74,190	199,059	227,203
Expenses:
Interest	12,384	21,859	61,613	65,855
Depreciation and amortization	13,878	28,230	79,478	78,520
Property-level operating expenses	—	(1)	—	—
General, administrative and professional fees	2	2	9	7
Merger-related expenses and deal costs	37,191	562	44,070	1,163
Other	162	5,816	1,332	7,252
	63,617	56,468	186,502	152,797
(Loss) income before real estate dispositions and noncontrolling interest	(22,526)	17,722	12,557	74,406
Gain (loss) on real estate dispositions	—	—	—	—
Net (loss) income from discontinued operations	(22,526)	17,722	12,557	74,406
Net income attributable to noncontrolling interest	9	47	120	137
Net (loss) income from discontinued operations attributable to common stockholders	$(22,535)	$17,675	$12,437	$74,269

Capital and development project expenditures relating to CCP for the three months ended September 30, 2015 and 2014 were $7.0 million and 3.9 million, respectively. Capital and development project expenditures relating to CCP for the nine months ended September 30, 2015 and 2014 were $21.8 million and $10.1 million, respectively. Other than capital and development project expenditures there were no other significant non-cash operating or investing activities relating CCP.
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") is $2.5 million for one year. For the three and nine months ended September 30, 2015, we recognized income of $0.3 million relating to the Service Fee, which is payable in four quarterly installments. The transition services agreement will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to August 31, 2016.
Discontinued Operations - Other than CCP Spin-Off
In addition to the amounts reported within discontinued operations relating to the CCP Spin-Off, we reported net income from discontinued operations attributable to common stockholders of $0.2 million and $1.0 million for the three and nine months ended September 30, 2015, respectively. In addition to the amounts reported within discontinued operations relating to the CCP Spin-Off, we reported net income from discontinued operations attributable to common stockholders of $0.5 million and $4.8 million within discontinued operations for the three months and nine months ended September 30, 2014, respectively.
As of September 30, 2015, all properties whose results are presented within discontinued operations have been sold.
2015 Activity
During the nine months ended September 30, 2015, we sold 32 triple-net leased properties and 25 MOBs for aggregate consideration of $436.0 million, including lease termination fees of $6.0 million (included within triple-net leased rental income in our Consolidated Statements of Income). We recognized a gain on the sales of these assets of $32.8 million (net of taxes), of which $18.1 million is being deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain will be deferred and subsequently recognized into income as principal payments are made on the loan over its five-year term.
In October 2015 we sold five triple-net leased properties for $78.4 million, to an existing tenant that had exercised their purchase option. In connection with this sale we provided the tenant with a $78.4 million secured loan, which is also guaranteed by the tenant. We plan to record an estimated gain on the sale of these assets of $9.4 million, which will be deferred due to the purchase financing. The gain will be deferred and subsequently recognized into income as principal payments are made on the loan over its six-year term.
2014 Activity
During the nine months ended September 30, 2014, we sold fifteen triple-net leased properties and four MOBs for aggregate consideration of $112.7 million and recognized a net gain on the sales of these assets of $19.9 million, of which $1.5 million is reported within discontinued operations in our Consolidated Statements of Income.
Assets Held for Sale
The table below summarizes our real estate assets classified as held for sale as of September 30, 2015 and December 31, 2014, including the amounts reported on our Consolidated Balance Sheets.

	September 30, 2015			December 31, 2014
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale (1)	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties (2)	8	$80,178	$12,265	333	$2,410,840	$205,931
MOB operations	10	88,753	53,200	34	163,334	48,749
Total	18	$168,931	$65,465	367	$2,574,174	$254,680

(1)	Two MOBs previously reported as held for sale (and discontinued operations) were classified as held and used (and part of continuing operations) as of September 30, 2015.

(2)	December 31, 2014 includes 323 properties disposed of as part of the CCP Spin-Off. Also included are loans, goodwill and other assets and liabilities contributed to CCP.

Real Estate Impairment
We recognized impairments of $4.1 million and $8.8 million for the three months ended September 30, 2015 and 2014, respectively, and $31.3 million and $17.2 million for the nine months ended September 30, 2015 and 2014, respectively, which are recorded primarily as a component of depreciation and amortization. Of these impairments, $0 and $4.3 million for the three months ended September 30, 2015 and 2014, respectively, and $8.9 million and $10.3 million for the nine months ended September 30, 2015 and 2014, were reported in discontinued operations in our Consolidated Statements of Income.
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of September 30, 2015 and December 31, 2014, we had $799.9 million and $896.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of September 30, 2015 and December 31, 2014, including amortized cost, fair value and unrealized gains (losses) on available-for-sale investments:

	September 30, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$703,003	$703,003	$709,527	$—
Government-sponsored pooled loan investments	63,704	61,921	63,704	1,783
Total investments reported as Secured loans receivable and investments, net	766,707	764,924	773,231	1,783

Unsecured loans receivable	33,210	33,210	34,421	—
Total investments reported as Other assets	33,210	33,210	34,421	—
Total net loans receivable and investments	$799,917	$798,134	$807,652	$1,783

	December 31, 2014
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$739,766	$739,766	$748,842	$—
Government-sponsored pooled loan investments	63,115	61,377	63,115	1,738
Total investments reported as Secured loans receivable and investments, net	802,881	801,143	811,957	1,738

Unsecured loans receivable	17,620	17,620	19,058	—
Marketable securities	76,046	71,000	76,046	5,046
Total investments reported as Other assets	93,666	88,620	95,104	5,046
Total net loans receivable and investments	$896,547	$889,763	$907,061	$6,784
2015 Activity

In June 2015 we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million. We recognized a gain of $5.8 million that is included within income from loans and investments in our Consolidated Statements of Income for the nine months ended September 30, 2015. This gain includes $5.0 million that was previously unrealized within accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2014.

During the nine months ended September 30, 2015, we received aggregate proceeds of $97.0 million in final repayment of three secured and one unsecured loans receivable. We recognized gains aggregating $1.9 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the nine months ended September 30, 2015.

We disposed of two secured and seven unsecured loans receivable as part of the CCP Spin-Off having carrying amounts of $26.9 million and $4.2 million, respectively, as of the CCP Spin-Off date and carrying amounts of $26.9 million and $4.3 million, respectively, as of December 31, 2014. These loans are reported as assets held for sale on our Consolidated Balance Sheets as of December 31, 2014.

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
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2015 and December 31, 2014, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 51 properties which is reported as Investments in unconsolidated real estate entities on our Consolidated Balance Sheets. Our ownership interests in operating entities, such as Atria and Ardent, are currently reported within Other assets on our Consolidated Balance Sheets. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent, under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we serve as the managing member of each unconsolidated entity and provide various services in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.7 million and $2.0 million for the three months ended September 30, 2015 and 2014, respectively, and $5.4 million and $6.2 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$154,944	7.1	$150,474	6.8
In-place and other lease intangibles	1,189,764	20.4	801,776	24.4
Goodwill	1,052,321	N/A	363,971	N/A
Other intangibles	35,932	8.3	36,454	7.9
Accumulated amortization	(615,599)	N/A	(514,133)	N/A
Net intangible assets	$1,817,362	18.8	$838,542	20.9
Intangible liabilities:
Below market lease intangibles	$256,081	14.2	$229,495	14.1
Other lease intangibles	34,160	27.8	32,103	26.1
Accumulated amortization	(108,151)	N/A	(97,371)	N/A
Purchase option intangibles	3,568	N/A	13,549	N/A
Net intangible liabilities	$185,658	15.3	$177,776	15.1

N/A—Not Applicable.
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the nine months ended September 30, 2015 and 2014, our net amortization expense related to these intangibles was $106.3 million and $53.8 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2015—$35.7 million; 2016—$97.6 million; 2017—$51.4 million; 2018—$42.3 million; and 2019—$36.3 million.
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Straight-line rent receivables, net	$210,644	$187,572
Unsecured loans receivable and investments, net	33,210	17,620
Other intangibles, net	14,598	19,122
Marketable securities	—	76,046
Other	160,050	151,282
Total other assets	$418,502	$451,642

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Unsecured revolving credit facility (1)	$114,052	$919,099
3.125% Senior Notes due 2015	—	400,000
6% Senior Notes due 2015	—	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (3)	200,000	200,000
Unsecured term loan due 2019 (3)	472,036	790,634
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (2)	300,482	344,204
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (2)	187,800	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	187,800	215,128
3.500% Senior Notes due 2025	600,000	—
4.125% Senior Notes due 2026	500,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	—
Mortgage loans and other (4)	2,087,414	2,284,763
Total	11,333,707	10,872,371
Deferred financing costs, net	(71,978)	(60,328)
Unamortized fair value adjustment	36,408	41,853
Unamortized discounts	(29,577)	(26,132)
Senior notes payable and other debt	$11,268,560	$10,827,764

(1)	$17.1 million and $164.1 million of aggregate borrowings were in the form of Canadian dollars as of September 30, 2015 and December 31, 2014, respectively.

(2)	These borrowings are in the form of Canadian dollars.

(3)
These amounts represent in aggregate the $672 million of unsecured term loan borrowings under our unsecured credit facility, of which $93.4 million included in the 2019 tranche is in the form of Canadian dollars.

(4)
2015 excludes debt related to real estate assets classified as held for sale as of September 30, 2015. The total mortgage debt for these properties as of September 30, 2015 was $48.3 million and is included in accounts payable and other liabilities on our Consolidated Balance Sheet. 2014 excludes debt related to real estate assets classified as held for sale as of December 31, 2014. The total mortgage debt for these properties as of December 31, 2014 was $43.5 million and was included in liabilities related to assets held for sale on our Consolidated Balance Sheet.

As of September 30, 2015, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2015	$9,057	$—	$9,052	$18,109
2016	615,077	—	33,366	648,443
2017	822,764	—	29,493	852,257
2018	1,101,879	114,052	23,503	1,239,434
2019	1,920,978	—	15,901	1,936,879
Thereafter (2)	6,501,581	—	137,004	6,638,585
Total maturities	$10,971,336	$114,052	$248,319	$11,333,707

(1)	As of September 30, 2015, we had $65.2 million of unrestricted cash and cash equivalents, for $48.8 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of September 30, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 97.5 basis points. The term loan matures in 2020.
Also in August 2015, we repaid $305.0 million of our unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees.
As of September 30, 2015, we had $114.1 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.9 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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
In September 2015, we redeemed all $400.0 million principal amount then outstanding of our 3.125% senior notes due November 2015 at a redemption price equal to 100.7% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.9 million.

Mortgages
During the nine months ended September 30, 2015, we repaid in full mortgage loans outstanding in the aggregate principal amount of $366.8 million and a weighted average maturity of 2.4 years and recognized a loss on extinguishment of debt of $10.4 million in connection with these repayments.
NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2015 and December 31, 2014, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$65,231	$65,231	$55,348	$55,348
Secured loans receivable, net	703,003	709,527	739,766	748,842
Unsecured loans receivable, net	33,210	34,421	17,620	19,058
Government-sponsored pooled loan investments	63,704	63,704	63,115	63,115
Marketable securities	—	—	76,046	76,046
Liabilities:
Senior notes payable and other debt, gross	11,333,707	11,550,381	10,872,371	11,197,131
Derivative instruments and other liabilities	3,036	3,036	2,743	2,743
Redeemable OP unitholder interests	188,473	188,473	159,134	159,134
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
On January 2, 2015, the parties to the consolidated Maryland state court action entered into a memorandum of understanding that contemplated the settlement of the Maryland action and the release of all claims that could be brought by or on behalf of any HCT stockholder related to the HCT acquisition, including all claims asserted on behalf of each alleged class of HCT stockholders. The proposed settlement terms require HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 2, 2015.
On January 5, 2015, the parties to the federal action also entered into a memorandum of understanding that contemplated the settlement of the federal action and the release of all claims that could be brought by or on behalf of any HCT stockholder related to the HCT acquisition, including all claims asserted on behalf of each alleged class of HCT stockholders. The proposed settlement terms required HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 5, 2015.
On August 24, 2015, the plaintiffs in the Maryland state court action submitted a stipulation of settlement to the court executed by the parties and moved for preliminary approval of the settlement. The plaintiffs in the Maryland federal action have agreed to allow the settlement to proceed through the state court and do not currently plan to submit an additional stipulation to the federal court. The settlement is contingent on providing notice to HCT’s stockholders, who will have an opportunity to object to the settlement. The settlement is also contingent on final court approval, after a hearing to be scheduled by the Circuit Court for Baltimore City, Maryland at which the court will consider the fairness, reasonableness and adequacy of the settlement. There can be no assurance that the court will approve the proposed settlement.
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

Although the TRS entities and certain other foreign entities have paid minimal cash federal and foreign income taxes for the nine months ended September 30, 2015, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2015 and 2014 was a benefit of $10.7 million and $1.9 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2015 and 2014 was a benefit of $27.7 million and expense of $4.8 million, respectively. The income tax benefit for the nine months ended September 30, 2015 is due primarily to operating losses at our TRS entities. The income tax expense for the nine months ended September 30, 2014 was due primarily to operating income at our TRS entities.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS and foreign entity is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign entities totaled $352.7 million and $344.3 million as of September 30, 2015 and December 31, 2014, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2012 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2011 and subsequent years. We are subject to audit by the Canada Revenue Agency and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in connection with the Holiday Canada Acquisition.
NOTE 14—STOCKHOLDERS’ EQUITY
Capital Stock
In January 2015, in connection with the HCT acquisition, we issued approximately 28.4 million shares of our common stock and 1.1 million Class C Units that are redeemable for our common stock.
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible.  In connection with our new universal shelf registration statement, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock.  Through September 30, 2015 we have issued and sold 2,075,708 shares of our common stock under the new ATM equity offering program for aggregate net proceeds of $132.7 million, after sales agent commissions of $2.0 million.
Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(In thousands)
Foreign currency translation	$(6,852)	$866
Unrealized gain on marketable securities	1,738	6,784
Other	4,522	5,471
Total accumulated other comprehensive (loss) income	$(592)	$13,121

NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$45,235	$90,961	$279,681	$289,551
Discontinued operations	(22,383)	18,171	13,434	79,026
Net income attributable to common stockholders	$22,852	$109,132	$293,115	$368,577
Denominator:
Denominator for basic earnings per share—weighted average shares	332,491	294,030	329,440	293,965
Effect of dilutive securities:
Stock options	307	492	401	468
Restricted stock awards	22	47	49	51
OP units	3,518	1,926	3,320	1,927
Denominator for diluted earnings per share—adjusted weighted average shares	336,338	296,495	333,210	296,411
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.14	$0.31	$0.85	$0.98
Discontinued operations	(0.07)	0.06	0.04	0.27
Net income attributable to common stockholders	$0.07	$0.37	$0.89	$1.25
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.14	$0.31	$0.84	$0.97
Discontinued operations	(0.07)	0.06	0.04	0.27
Net income attributable to common stockholders	$0.07	$0.37	$0.88	$1.24

NOTE 16—SEGMENT INFORMATION
As of September 30, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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
Summary information by reportable business segment is as follows:
For the three months ended September 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$201,028	$—	$142,755	$—	$343,783
Resident fees and services	—	454,825	—	—	454,825
Medical office building and other services revenue	1,011	—	8,459	530	10,000
Income from loans and investments	—	—	—	18,924	18,924
Interest and other income	—	—	—	74	74
Total revenues	$202,039	$454,825	$151,214	$19,528	$827,606
Total revenues	$202,039	$454,825	$151,214	$19,528	$827,606
Less:
Interest and other income	—	—	—	74	74
Property-level operating expenses	—	304,540	43,305	—	347,845
Medical office building services costs	—	—	6,416	—	6,416
Segment NOI	202,039	150,285	101,493	19,454	473,271
(Loss) income from unconsolidated entities	(1,431)	433	108	(65)	(955)
Segment profit	$200,608	$150,718	$101,601	$19,389	472,316
Interest and other income					74
Interest expense					(97,135)
Depreciation and amortization					(226,332)
General, administrative and professional fees					(32,114)
Loss on extinguishment of debt, net					(15,331)
Merger-related expenses and deal costs					(62,145)
Other					(4,795)
Income tax benefit					10,697
Discontinued operations					(22,383)
Gain on real estate dispositions					265
Net income					$23,117

For the three months ended September 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$170,873	$—	$116,686	$—	$287,559
Resident fees and services	—	396,247	—	—	396,247
Medical office building and other services revenue	1,136	—	5,937	500	7,573
Income from loans and investments	—	—	—	13,186	13,186
Interest and other income	—	—	—	367	367
Total revenues	$172,009	$396,247	$122,623	$14,053	$704,932
Total revenues	$172,009	$396,247	$122,623	$14,053	$704,932
Less:
Interest and other income	—	—	—	367	367
Property-level operating expenses	—	265,274	41,262	—	306,536
Medical office building services costs	—	—	4,568	—	4,568
Segment NOI	172,009	130,973	76,793	13,686	393,461
Income (loss) from unconsolidated entities	252	(225)	66	(140)	(47)
Segment profit	$172,261	$130,748	$76,859	$13,546	393,414
Interest and other income					367
Interest expense					(77,325)
Depreciation and amortization					(173,006)
General, administrative and professional fees					(29,464)
Loss on extinguishment of debt, net					(2,414)
Merger-related expenses and deal costs					(16,188)
Other					(9,413)
Income tax benefit					1,887
Discontinued operations					18,171
Gain on real estate dispositions					3,625
Net income					$109,654

For the nine months ended September 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$571,591	$—	$420,287	$—	$991,878
Resident fees and services	—	1,356,384	—	—	1,356,384
Medical office building and other services revenue	3,286	—	25,066	1,599	29,951
Income from loans and investments	—	—	—	66,192	66,192
Interest and other income	—	—	—	719	719
Total revenues	$574,877	$1,356,384	$445,353	$68,510	$2,445,124
Total revenues	$574,877	$1,356,384	$445,353	$68,510	$2,445,124
Less:
Interest and other income	—	—	—	719	719
Property-level operating expenses	—	902,154	129,152	—	1,031,306
Medical office building services costs	—	—	19,098	—	19,098
Segment NOI	574,877	454,230	297,103	67,791	1,394,001
(Loss) income from unconsolidated entities	(785)	(221)	226	(417)	(1,197)
Segment profit	$574,092	$454,009	$297,329	$67,374	1,392,804
Interest and other income					719
Interest expense					(263,422)
Depreciation and amortization					(657,262)
General, administrative and professional fees					(100,399)
Loss on extinguishment of debt, net					(14,897)
Merger-related expenses and deal costs					(105,023)
Other					(13,948)
Income tax benefit					27,736
Discontinued operations					13,434
Gain on real estate dispositions					14,420
Net income					$294,162

For the nine months ended September 30, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$500,047	$—	$346,942	$—	$846,989
Resident fees and services	—	1,141,781	—	—	1,141,781
Medical office building and other services revenue	3,429	—	13,311	1,500	18,240
Income from loans and investments	—	—	—	36,902	36,902
Interest and other income	—	—	—	811	811
Total revenues	$503,476	$1,141,781	$360,253	$39,213	$2,044,723
Total revenues	$503,476	$1,141,781	$360,253	$39,213	$2,044,723
Less:
Interest and other income	—	—	—	811	811
Property-level operating expenses	—	762,993	120,021	—	883,014
Medical office building services costs	—	—	9,565	—	9,565
Segment NOI	503,476	378,788	230,667	38,402	1,151,333
Income (loss) from unconsolidated entities	838	(209)	326	(406)	549
Segment profit	$504,314	$378,579	$230,993	$37,996	1,151,882
Interest and other income					811
Interest expense					(214,117)
Depreciation and amortization					(507,167)
General, administrative and professional fees					(93,632)
Loss on extinguishment of debt, net					(5,079)
Merger-related expenses and deal costs					(35,944)
Other					(18,070)
Income tax expense					(4,820)
Discontinued operations					79,026
Gain on real estate dispositions					16,514
Net income					$369,404
Assets by reportable business segment are as follows:

	As of September 30, 2015		As of December 31, 2014
	(Dollars in thousands)
Assets:
Triple-net leased properties	$8,143,204	36.3%	$9,173,873	43.3%
Senior living operations	8,154,058	36.4	7,416,150	35.0
MOB operations	5,179,767	23.1	3,525,397	16.7
All other assets	936,948	4.2	1,050,493	5.0
Total assets	$22,413,977	100.0%	$21,165,913	100.0%

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Capital expenditures:
Triple-net leased properties	$1,318,868	$99,590	$1,878,857	$349,022
Senior living operations	34,104	853,723	345,910	932,903
MOB operations	10,317	6,858	498,491	29,721
Total capital expenditures	$1,363,289	$960,171	$2,723,258	$1,311,646
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30, 2015
	2015	2014	2015	2014
	(In thousands)
Revenues:
United States	$777,320	$665,217	$2,294,780	$1,957,116
Canada	42,756	35,129	131,542	78,168
United Kingdom	7,530	4,586	18,802	9,439
Total revenues	$827,606	$704,932	$2,445,124	$2,044,723

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Net real estate property:
United States	$18,358,283	$15,315,950
Canada	1,087,829	1,269,710
United Kingdom	325,474	168,594
Total net real estate property	$19,771,586	$16,754,254
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

The following summarizes our condensed consolidating information as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014:

CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,950	$200,306	$20,428,245	$—	$20,634,501
Cash and cash equivalents	13,909	—	51,322	—	65,231
Escrow deposits and restricted cash	200	1,363	72,928	—	74,491
Investment in and advances to affiliates	12,902,429	3,545,184	—	(16,447,613)	—
Goodwill	—	—	1,052,321	—	1,052,321
Assets held for sale	—	2,734	166,197	—	168,931
Other assets	19,836	4,437	394,229	—	418,502
Total assets	$12,942,324	$3,754,024	$22,165,242	$(16,447,613)	$22,413,977
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,293,077	$2,975,483	$—	$11,268,560
Intercompany loans	7,006,558	(6,509,049)	(497,509)	—	—
Accrued interest	—	52,892	14,466	—	67,358
Accounts payable and other liabilities	108,640	47,188	635,602	—	791,430
Liabilities held for sale	—	—	65,465	—	65,465
Deferred income taxes	352,658	—	—	—	352,658
Total liabilities	7,467,856	1,884,108	3,193,507	—	12,545,471
Redeemable OP unitholder and noncontrolling interests	—	—	198,832	—	198,832
Total equity	5,474,468	1,869,916	18,772,903	(16,447,613)	9,669,674
Total liabilities and equity	$12,942,324	$3,754,024	$22,165,242	$(16,447,613)	$22,413,977

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,404	$216,521	$17,426,082	$—	$17,649,007
Cash and cash equivalents	24,857	—	30,491	—	55,348
Escrow deposits and restricted cash	2,102	1,424	68,245	—	71,771
Investment in and advances to affiliates	10,783,780	3,430,055	—	(14,213,835)	—
Goodwill	—	—	363,971	—	363,971
Assets held for sale	—	150,405	2,423,769	—	2,574,174
Other assets	98,605	41,821	311,216	—	451,642
Total assets	$10,915,748	$3,840,226	$20,623,774	$(14,213,835)	$21,165,913
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$7,371,547	$3,456,217	$—	$10,827,764
Intercompany loans	5,555,196	(5,562,739)	7,543	—	—
Accrued interest	—	43,212	18,885	—	62,097
Accounts payable and other liabilities	103,469	55,909	591,244	—	750,622
Liabilities held for sale	—	24,398	230,282	—	254,680
Deferred income taxes	344,337	—	—	—	344,337
Total liabilities	6,003,002	1,932,327	4,304,171	—	12,239,500
Redeemable OP unitholder and noncontrolling interests	—	—	172,016	—	172,016
Total equity	4,912,746	1,907,899	16,147,587	(14,213,835)	8,754,397
Total liabilities and equity	$10,915,748	$3,840,226	$20,623,774	$(14,213,835)	$21,165,913

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$916	$49,425	$293,442	$—	$343,783
Resident fees and services	—	—	454,825	—	454,825
Medical office building and other services revenue	293	—	9,707	—	10,000
Income from loans and investments	50	180	18,694	—	18,924
Equity earnings in affiliates	99,873	—	(243)	(99,630)	—
Interest and other income	106	(2)	(30)	—	74
Total revenues	101,238	49,603	776,395	(99,630)	827,606
Expenses:
Interest	(10,788)	67,521	40,402	—	97,135
Depreciation and amortization	1,347	3,455	221,530	—	226,332
Property-level operating expenses	—	81	347,764	—	347,845
Medical office building services costs	—	—	6,416	—	6,416
General, administrative and professional fees	(678)	5,225	27,567	—	32,114
Loss on extinguishment of debt, net	—	4,523	10,808	—	15,331
Merger-related expenses and deal costs	62,007	—	138	—	62,145
Other	271	5	4,519	—	4,795
Total expenses	52,159	80,810	659,144	—	792,113
Income (loss) from continuing operations before (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	49,079	(31,207)	117,251	(99,630)	35,493
Loss from unconsolidated entities	—	(469)	(486)	—	(955)
Income tax benefit	10,697	—	—	—	10,697
Income (loss) from continuing operations	59,776	(31,676)	116,765	(99,630)	45,235
Discontinued operations	(37,189)	7,371	7,435	—	(22,383)
Gain on real estate dispositions	265	—	—	—	265
Net income (loss)	22,852	(24,305)	124,200	(99,630)	23,117
Net income attributable to noncontrolling interest	—	—	265	—	265
Net income (loss) attributable to common stockholders	$22,852	$(24,305)	$123,935	$(99,630)	$22,852

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$626	$44,873	$242,060	$—	$287,559
Resident fees and services	—	—	396,247	—	396,247
Medical office building and other services revenue	—	—	7,573	—	7,573
Income from loans and investments	1,049	—	12,137	—	13,186
Equity earnings in affiliates	124,738	—	22	(124,760)	—
Interest and other income	109	10	248	—	367
Total revenues	126,522	44,883	658,287	(124,760)	704,932
Expenses:
Interest	(6,199)	49,011	34,513	—	77,325
Depreciation and amortization	1,489	3,831	167,686	—	173,006
Property-level operating expenses	—	141	306,395	—	306,536
Medical office building services costs	—	—	4,568	—	4,568
General, administrative and professional fees	1,147	5,067	23,250	—	29,464
Loss on extinguishment of debt, net	—	—	2,414	—	2,414
Merger-related expenses and deal costs	13,403	—	2,785	—	16,188
Other	6,932	—	2,481	—	9,413
Total expenses	16,772	58,050	544,092	—	618,914
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	109,750	(13,167)	114,195	(124,760)	86,018
Income (loss) from unconsolidated entities	—	315	(362)	—	(47)
Income tax benefit	1,887	—	—	—	1,887
Income (loss) from continuing operations	111,637	(12,852)	113,833	(124,760)	87,858
Discontinued operations	(6,130)	15,082	9,219	—	18,171
Gain on real estate dispositions	3,625	—	—	—	3,625
Net income	109,132	2,230	123,052	(124,760)	109,654
Net income attributable to noncontrolling interest	—	—	522	—	522
Net income attributable to common stockholders	$109,132	$2,230	$122,530	$(124,760)	$109,132

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,747	$148,833	$840,298	$—	$991,878
Resident fees and services	—	—	1,356,384	—	1,356,384
Medical office building and other services revenue	293	—	29,658	—	29,951
Income from loans and investments	8,655	483	57,054	—	66,192
Equity earnings in affiliates	360,988	—	(383)	(360,605)	—
Interest and other income	482	(6)	243	—	719
Total revenues	373,165	149,310	2,283,254	(360,605)	2,445,124
Expenses:
Interest	(27,548)	189,716	101,254	—	263,422
Depreciation and amortization	4,047	11,394	641,821	—	657,262
Property-level operating expenses	—	285	1,031,021	—	1,031,306
Medical office building services costs	—	—	19,098	—	19,098
General, administrative and professional fees	(598)	16,640	84,357	—	100,399
Loss on extinguishment of debt, net	—	4,523	10,374	—	14,897
Merger-related expenses and deal costs	101,306	75	3,642	—	105,023
Other	453	49	13,446	—	13,948
Total expenses	77,660	222,682	1,905,013	—	2,205,355
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	295,505	(73,372)	378,241	(360,605)	239,769
Income (loss) from unconsolidated entities	—	291	(1,488)	—	(1,197)
Income tax benefit	27,736	—	—	—	27,736
Income (loss) from continuing operations	323,241	(73,081)	376,753	(360,605)	266,308
Discontinued operations	(44,546)	34,748	23,232	—	13,434
Gain on real estate dispositions	14,420	—	—	—	14,420
Net income (loss)	293,115	(38,333)	399,985	(360,605)	294,162
Net income attributable to noncontrolling interest	—	—	1,047	—	1,047
Net income (loss) attributable to common stockholders	$293,115	$(38,333)	$398,938	$(360,605)	$293,115

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,873	$133,346	$711,770	$—	$846,989
Resident fees and services	—	—	1,141,781	—	1,141,781
Medical office building and other services revenue	—	—	18,240	—	18,240
Income from loans and investments	2,285	—	34,617	—	36,902
Equity earnings in affiliates	383,245	—	187	(383,432)	—
Interest and other income	294	21	496	—	811
Total revenues	387,697	133,367	1,907,091	(383,432)	2,044,723
Expenses:
Interest	(11,071)	133,215	91,973	—	214,117
Depreciation and amortization	4,387	11,839	490,941	—	507,167
Property-level operating expenses	—	388	882,626	—	883,014
Medical office building services costs	—	—	9,565	—	9,565
General, administrative and professional fees	3,022	15,975	74,635	—	93,632
(Gain) loss on extinguishment of debt, net	(3)	3	5,079	—	5,079
Merger-related expenses and deal costs	21,035	2,110	12,799	—	35,944
Other	7,055	—	11,015	—	18,070
Total expenses	24,425	163,530	1,578,633	—	1,766,588
Income (loss) from continuing operations before income (loss) from unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	363,272	(30,163)	328,458	(383,432)	278,135
Income (loss) from unconsolidated entities	—	1,156	(607)	—	549
Income tax expense	(4,820)	—	—	—	(4,820)
Income (loss) from continuing operations	358,452	(29,007)	327,851	(383,432)	273,864
Discontinued operations	(6,389)	47,694	37,721	—	79,026
Gain on real estate dispositions	16,514	—	—	—	16,514
Net income	368,577	18,687	365,572	(383,432)	369,404
Net income attributable to noncontrolling interest	—	—	827	—	827
Net income attributable to common stockholders	$368,577	$18,687	$364,745	$(383,432)	$368,577

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$22,852	$(24,305)	$124,200	$(99,630)	$23,117
Other comprehensive loss:
Foreign currency translation	—	—	(11,239)	—	(11,239)
Other	—	—	467	—	467
Total other comprehensive loss	—	—	(10,772)	—	(10,772)
Comprehensive income (loss)	22,852	(24,305)	113,428	(99,630)	12,345
Comprehensive income attributable to noncontrolling interest	—	—	265	—	265
Comprehensive income (loss) attributable to common stockholders	$22,852	$(24,305)	$113,163	$(99,630)	$12,080

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$109,132	$2,230	$123,052	$(124,760)	$109,654
Other comprehensive loss:
Foreign currency translation	—	—	(12,885)	—	(12,885)
Change in unrealized gain on marketable securities	(334)	—	—	—	(334)
Other	—	—	3,120	—	3,120
Total other comprehensive loss	(334)	—	(9,765)	—	(10,099)
Comprehensive income	108,798	2,230	113,287	(124,760)	99,555
Comprehensive income attributable to noncontrolling interest	—	—	522	—	522
Comprehensive income attributable to common stockholders	$108,798	$2,230	$112,765	$(124,760)	$99,033

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$293,115	$(38,333)	$399,985	$(360,605)	$294,162
Other comprehensive loss:
Foreign currency translation	—	—	(7,718)	—	(7,718)
Change in unrealized gain on marketable securities	(5,046)	—	—	—	(5,046)
Other	—	—	(949)	—	(949)
Total other comprehensive loss	(5,046)	—	(8,667)	—	(13,713)
Comprehensive income (loss)	288,069	(38,333)	391,318	(360,605)	280,449
Comprehensive income attributable to noncontrolling interest	—	—	1,047	—	1,047
Comprehensive income (loss) attributable to common stockholders	$288,069	$(38,333)	$390,271	$(360,605)	$279,402

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$368,577	$18,687	$365,572	$(383,432)	$369,404
Other comprehensive income (loss):
Foreign currency translation	—	—	(7,906)	—	(7,906)
Change in unrealized gain on marketable securities	1,237	—	—	—	1,237
Other	—	—	3,166	—	3,166
Total other comprehensive income (loss)	1,237	—	(4,740)	—	(3,503)
Comprehensive income	369,814	18,687	360,832	(383,432)	365,901
Comprehensive income attributable to noncontrolling interest	—	—	827	—	827
Comprehensive income attributable to common stockholders	$369,814	$18,687	$360,005	$(383,432)	$365,074

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(65,973)	$2,984	$1,085,034	$—	$1,022,045
Net cash used in investing activities	(2,096,837)	(15,731)	(141,997)	—	(2,254,565)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(658,000)	(132,406)	—	(790,406)
Net cash impact of CCP Spin-Off	1,273,000	—	(1,401,749)	—	(128,749)
Proceeds from debt	—	2,292,568	218,493	—	2,511,061
Proceeds from debt related to CCP Spin-Off	—	—	1,400,000	—	1,400,000
Repayment of debt	—	(705,000)	(624,070)	—	(1,329,070)
Net change in intercompany debt	1,451,362	(946,310)	(505,052)	—	—
Purchase of noncontrolling interest	—	—	(3,819)	—	(3,819)
Payment of deferred financing costs	—	(21,932)	(1,961)	—	(23,893)
Issuance of common stock, net	417,818	—	—	—	417,818
Cash distribution (to) from affiliates	(228,908)	51,421	177,487	—	—
Cash distribution to common stockholders	(759,575)	—	—	—	(759,575)
Cash distribution to redeemable OP unitholders	—	—	(12,776)	—	(12,776)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(11,250)	—	(11,250)
Other	6,489	—	—	—	6,489
Net cash provided by (used in) financing activities	2,160,186	12,747	(930,291)	—	1,242,642
Net (decrease) increase in cash and cash equivalents	(2,624)	—	12,746	—	10,122
Effect of foreign currency translation on cash and cash equivalents	(8,324)	—	8,085	—	(239)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$13,909	$—	$51,322	$—	$65,231

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(23,288)	$67,829	$875,431	$—	$919,972
Net cash used in investing activities	(1,073,979)	(4,080)	(158,111)	—	(1,236,170)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(149,000)	(4,684)	—	(153,684)
Proceeds from debt	—	696,661	1,311,046	—	2,007,707
Repayment of debt	—	—	(905,117)	—	(905,117)
Net change in intercompany debt	959,820	(351,059)	(608,761)	—	—
Payment of deferred financing costs	—	(6,561)	(8,385)	—	(14,946)
Cash distribution from (to) affiliates	775,066	(253,795)	(521,271)	—	—
Cash distribution to common stockholders	(640,414)	—	—	—	(640,414)
Cash distribution to redeemable OP unitholders	(4,214)	—	—	—	(4,214)
Distributions to noncontrolling interest	—	—	(6,760)	—	(6,760)
Other	2,569	5	(3,125)	—	(551)
Net cash provided by (used in) financing activities	1,092,827	(63,749)	(747,057)	—	282,021
Net decrease in cash and cash equivalents	(4,440)	—	(29,737)	—	(34,177)
Effect of foreign currency translation on cash and cash equivalents	(4,586)	—	8,542	—	3,956
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$19,143	$—	$45,452	$—	$64,595

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2015;

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

•	Uncertainties as to the impact of our spin-off transaction on our business.
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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), including seniors housing communities, MOBs, skilled nursing and other facilities, and hospitals, and we had one property under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily acquire and own seniors housing and healthcare properties and lease them to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2015, we leased a total of 608 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 305 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements.

Our two largest tenants, Brookdale Senior Living and Kindred leased from us 141 properties (excluding 6 properties included in investments in unconsolidated entities) and 78 properties, respectively, as of September 30, 2015.
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
Our ability to access capital in a timely and cost effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Our access to and cost of external capital depend on factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time. Generally, we attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At September 30, 2015, 18.9% of our consolidated debt was variable rate debt.
Operating Highlights and Key Performance Trends
2015 Highlights and Recent Developments

•
In January 2015, we acquired American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties to our portfolio. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock at $78.00 per share and 1.1 million limited partnership units.

•
In January 2015, we issued and sold $1.1 billion of senior notes with a weighted average interest rate below 3.7% and a weighted average maturity of 15 years. The issuances were composed of $900 million aggregate principal amount of USD senior notes and CAD notes of 250 million.

•
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. Through September 30, 2015 we have issued and sold 2,075,708 shares of our common stock under our new ATM equity offering program for aggregate net proceeds of $132.7 million, after sales agent commissions of $2.0 million.

•
In July 2015, we issued and sold $500.0 million aggregate principal amount of 4.125% senior notes due 2026 at a public offering price equal to 99.218% of par, for total proceeds of $496.1 million before the underwriting discount and expenses.

•
On August 4, 2015, we completed our acquisition of Ardent Health Services, Inc. (“AHS”) and simultaneous separation and sale of the Ardent hospital operating company (“Ardent”) to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us. As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion. At closing, we paid $26.3 million for our 9.9% interest in Ardent which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate the ten hospitals and other real estate we acquired.

•
In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations for all periods presented in this Quarterly Report on Form 10-Q.

•	In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 97.5 basis points. The term loan matures in 2020.

•
We paid the first two quarterly installments of our 2015 dividend of $0.79 per share and a third quarterly installment of $0.73 per share. Our third quarter dividend, combined with CCP’s third quarter dividend, represents a 10% increase compared to the same period in the prior year.

•	In 2015, we made other investments totaling approximately $514 million, including the acquisition of eleven triple-net leased properties; one MOB; and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off).

•	During the first nine months of 2015, we sold 32 triple-net leased properties and 25 MOBs for aggregate consideration of $436.0 million, including a $6.0 million lease termination fee.

•
During the nine months ended September 30, 2015, we received aggregate proceeds of $173.8 million in final repayment of loans receivable and sales of bonds we held, and recognized gains aggregating $7.7 million.

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

	As of September 30, 2015	As of December 31, 2014
Investment mix by asset type (1):
Seniors housing communities	65.1%	73.5%
MOBs	21.4	18.0
Skilled nursing and other facilities	1.6	2.0
Hospitals	8.8	2.7
Secured loans receivable and investments, net	3.1	3.8
Investment mix by tenant, operator and manager (1):
Atria	22.8%	26.8%
Sunrise	11.8	13.9
Brookdale Senior Living	8.5	11.5
Kindred	2.1	2.3
All other	54.8	45.5

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	55.0%	56.2%	55.5%	56.0%
Kindred	5.6	5.7	5.7	5.9
Brookdale Senior Living (2)	5.1	6.2	5.4	6.1
All others	34.3	31.9	33.4	32.0
Adjusted EBITDA (3):
Senior living operations	30.3%	28.6%	29.3%	28.2%
Kindred	8.8	8.8	8.6	10.4
Brookdale Senior Living (2)	8.0	9.3	8.2	9.1
All others	52.9	53.3	53.9	52.3
NOI (4):
Senior living operations	31.8%	33.3%	32.6%	32.9%
Kindred	9.7	10.3	9.9	10.5
Brookdale Senior Living (2)	8.9	11.2	9.6	10.8
All others	49.6	45.2	47.9	45.8
Operations mix by geographic location (5):
California	15.4%	16.3%	15.5%	16.6%
New York	8.7	9.9	8.8	10.2
Texas	6.2	5.7	5.9	5.9
Illinois	4.8	4.9	4.9	5.1
Florida	4.6	4.5	4.6	4.6
All others	60.3	58.7	60.3	57.6

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

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
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a

“Material Adverse Effect”). During the three and nine months ended September 30, 2015, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for those periods.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of September 30, 2015, three of the nine properties have been sold and three of the nine properties were disposed of as part of the CCP Spin-Off.

Recent Developments Regarding Government Regulation
Medicare Reimbursement; Long-Term Acute Care Hospitals
On August 17, 2015, the Centers for Medicaid & Medicare Services (“CMS”) published its final rule to update the inpatient prospective payment system (“PPS”) for long term acute care hospitals (“LTACs”). With regard to LTACs, the final rule provides for a standard federal rate of $41,763, reflecting a market basket increase of 2.4% that is reduced by a 0.4% multifactor productivity adjustment and an additional 0.2% reduction mandated by the Affordable Care Act (“ACA”). Nevertheless, CMS estimated that LTAC PPS payments will decrease by 4.6% (approximately $250 million) under the final rule.
CMS attributed this reduction largely to implementation of the Pathway for Sustainable Growth Reform Act of 2013, which requires CMS to establish an alternative site-neutral payment rate, generally based on PPS rates, for Medicare inpatient discharges from an LTAC that fails to meet certain statutory-defined, patient-level clinical criteria, beginning with LTAC discharges occurring in cost reporting periods beginning on or after October 1, 2015. Under the patient-level clinical criteria, LTACs will be reimbursed under LTAC PPS only if, immediately preceding the LTAC admission, the patient was discharged from a general acute care hospital paid under PPS and the patient’s stay included at least three days in an intensive care unit or coronary care unit, or if the patient is assigned to a Medicare severity long-term care diagnosis-related group for cases receiving at least 96 hours of ventilator services in the LTAC. LTACs will be paid a lower “site neutral” payment rate for Medicare patients who do not meet the patient-level clinical criteria. This site-neutral payment rate equals the lower of (1) the PPS comparable per diem payment rate (including any outlier payments), or (2) 100% of the estimated costs for services. The final rule establishes patient-level clinical criteria and addresses implementation issues, including the transitional blended payment rate methodology for fiscal years 2016 and 2017.
The final rule also confirms that CMS will apply the existing 25 percent rule to all LTAC cases regardless of whether the site-neutral payment rate is applicable. CMS projects that payments for these site neutral payment rate cases will decrease by approximately 14.8% (or about $300 million). On the other hand, about 54% of LTAC cases are expected to meet the criteria for exclusion from the site neutral payment rate in fiscal year 2016, and will be paid based on the LTAC PPS standard federal payment rate.
Medicare Reimbursement; Skilled Nursing Facilities
On August 4, 2015, CMS published its final rule to update the prospective payment system for skilled nursing facilities (“SNF PPS”) for fiscal year 2016. With regard to SNFs, the final rule provides for an increase of $430 million in aggregate payments during fiscal year 2016. This adjustment resulted in an increase of 1.2% following an adjustment by the applicable wage index/labor-related share budget neutrality correction and productivity adjustment as contained in the ACA.
On October 5, 2015, CMS published a correction to the final rule. This rule corrected the calculations of certain wage rates in selected areas for SNFs. This will result in changes in the SNF rages for those areas.
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators of our long-term acute care hospitals and skilled nursing facilities, but we cannot assure you that current rules or future updates to LTAC PPS, SNF PPS, or Medicare reimbursement for LTACs or SNFs will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
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
Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2015 and December 31, 2014, this cumulative excess totaled $210.6 million (net of allowances of $96.4 million) and $187.6 million (net of allowances of $83.5 million), respectively.
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
Recently Issued or Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Also in August 2015, the FASB issues ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements

(“ASU 2015-15”) which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and 2015-15 for the quarter ended September 30, 2015. There were deferred financing costs of $72.0 million and $60.3 million as of September 30, 2015 and December 31, 2014, respectively that are now classified within senior notes payable and other debt on our Consolidated Balance Sheets.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. ASU 2015-16 is effective for the Company beginning January 1, 2016 and is to be applied prospectively to measurement-period adjustments that occur after the effective date. We do not expect the adoption of this ASU to have a significant impact on our consolidated financial statements.
In 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
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
Results of Operations
As of September 30, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Three Months Ended September 30, 2015 and 2014
The table below shows our results of operations for the three months ended September 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$202,039	$172,009	$30,030	17.5%
Senior Living Operations	150,285	130,973	19,312	14.7
MOB Operations	101,493	76,793	24,700	32.2
All Other	19,454	13,686	5,768	42.1
Total segment NOI	473,271	393,461	79,810	20.3
Interest and other income	74	367	(293)	(79.8)
Interest expense	(97,135)	(77,325)	(19,810)	(25.6)
Depreciation and amortization	(226,332)	(173,006)	(53,326)	(30.8)
General, administrative and professional fees	(32,114)	(29,464)	(2,650)	(9.0)
Loss on extinguishment of debt, net	(15,331)	(2,414)	(12,917)	nm
Merger-related expenses and deal costs	(62,145)	(16,188)	(45,957)	nm
Other	(4,795)	(9,413)	4,618	49.1
Income before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	35,493	86,018	(50,525)	(58.7)
Loss from unconsolidated entities	(955)	(47)	(908)	nm
Income tax benefit	10,697	1,887	8,810	nm
Income from continuing operations	45,235	87,858	(42,623)	(48.5)
Discontinued operations	(22,383)	18,171	(40,554)	nm
Gain on real estate dispositions	265	3,625	(3,360)	(92.7)
Net income	23,117	109,654	(86,537)	(78.9)
Net income attributable to noncontrolling interest	265	522	257	49.2
Net income attributable to common stockholders	$22,852	$109,132	(86,280)	(79.1)

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$201,028	$170,873	$30,155	17.6%
Other services revenue	1,011	1,136	(125)	(11.0)
Segment NOI	$202,039	$172,009	30,030	17.5

Triple-net leased properties segment NOI increased during the three months ended September 30, 2015 over the prior year primarily due to rent from the properties we acquired after July 1, 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2015 for the second quarter of 2015 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2014 for the second quarter of 2014.

	Number of Properties Owned at September 30, 2015 (1)	Average Occupancy For the Three Months Ended June 30, 2015 (1)	Number of Properties Owned at September 30, 2014 (1)	Average Occupancy For the Three Months Ended June 30, 2014 (1)
Seniors housing communities	450	87.6%	406	88.5%
Skilled nursing facilities	53	80.6	51	82.9
Hospitals	45	58.0	41	56.3

(1)
Excludes properties sold or classified as held for sale as of September 30, 2015, non-stabilized properties, properties included in investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended September 30, 2015 and 2014, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 511 same-store triple-net leased properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$166,574	$160,852	$5,722	3.6%
Other services revenue	1,011	1,136	(125)	(11.0)
Segment NOI	$167,585	$161,988	5,597	3.5
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$454,825	$396,247	$58,578	14.8%
Less:
Property-level operating expenses	(304,540)	(265,274)	(39,266)	(14.8)
Segment NOI	$150,285	$130,973	19,312	14.7
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the third quarter of 2015 over the third quarter of 2014 primarily due to the seniors housing communities we acquired after July 1, 2014, including the 2015 HCT acquisition and the 2014 acquisition of 29 seniors housing communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”).
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended September 30, 2015 over the same period in 2014 primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 239 same-store senior living operating communities.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$387,915	$379,338	$8,577	2.3%
Less:
Property-level operating expenses	(262,200)	(256,488)	(5,712)	(2.2)
Segment NOI	$125,715	$122,850	2,865	2.3
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the three months ended September 30, 2015 and 2014:

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Total communities	305	272	91.1%	91.3%	$5,259	$5,389
Same-store communities	239	239	91.1	91.4	5,690	5,555
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$142,755	$116,686	$26,069	22.3%
Medical office building services revenue	8,459	5,937	2,522	42.5
Total revenues	151,214	122,623	28,591	23.3
Less:
Property-level operating expenses	(43,305)	(41,262)	(2,043)	(5.0)
Medical office building services costs	(6,416)	(4,568)	(1,848)	40.5
Segment NOI	$101,493	$76,793	24,700	32.2
The increase in our MOB operations segment rental income in the third quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after July 1, 2014 and slightly higher base rents. The $2.0 million increase in our MOB property-level operating expenses in the third quarter of 2015 over the same period in 2014 is attributed primarily to the MOBs we acquired after July 1, 2014 and increases in insurance and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue, net of applicable costs, increased year over year primarily due to increased construction activity during the third quarter of 2015 over the same period in 2014.

The following table compares results of continuing operations for our 286 same-store MOBs.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$113,862	$113,557	$305	0.3%
Less:
Property-level operating expenses	(37,991)	(39,818)	1,827	4.6
Segment NOI	$75,871	$73,739	2,132	2.9
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the three months ended September 30, 2015 and 2014:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Total MOBs	370	311	91.9%	89.9%	$30	$31
Same-store MOBs	286	286	90.5	91.0	31	31
Segment NOI—All Other
All other NOI consists primarily of income from loans and investments. Income from loans and investments increased $5.7 million during the three months ended September 30, 2015, compared to the same period in 2014, primarily due to a $425.0 million secured mezzanine loan investment we made during 2014 that had a blended annual interest rate of 8.1% and contractual maturities ranging between 2016 and 2019.
Interest Expense
The $10.6 million increase in total interest expense, including interest allocated to discontinued operations of $12.2 million and $21.4 million for the three months ended September 30, 2015 and 2014, respectively, is attributed primarily to $11.1 million of additional interest due to higher debt balances, partially offset by a $0.4 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the three months ended September 30, 2015 and 2014.
Depreciation and Amortization
Depreciation and amortization expense increased during the three months ended September 30, 2015 compared to the same period in 2014 primarily due to the real estate acquisitions we made in 2014 and 2015, including the 2015 HCT acquisition and 2014 Holiday Canada Acquisition, partially offset by impairment charges of $4.1 million for the three months ended September 30, 2015, compared to $8.8 million of impairment charges for the three months ended September 30, 2014.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net for the three months ended September 30, 2015 and 2014 was due to various debt repayments, which were paid for with proceeds from the CCP Spin-Off.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $46.0 million increase during the three months ended September 30, 2015 over the prior year is primarily due to increased 2015 investment activity related to pending and completed transactions.
Income Tax Benefit
Income tax benefit for the three months ended September 30, 2015 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”). Income tax benefit for the three months ended September 30, 2014 was due primarily to the release of income tax reserves at entities other than our TRS entities and the release of valuation allowances at our TRS entities.
Discontinued Operations
Discontinued operations primarily relates to the operations of assets and liabilities disposed of as part of the CCP Spin-Off. The loss in discontinued operations for the three months ended September 30, 2015 is primarily the result of $40.1 million of transaction and separation costs associated with the spin.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended September 30, 2015 and 2014 primarily relates to the sale of two properties and seven properties, respectively.
Nine Months Ended September 30, 2015 and 2014
The table below shows our results of operations for the nine months ended September 30, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$574,877	$503,476	$71,401	14.2%
Senior Living Operations	454,230	378,788	75,442	19.9
MOB Operations	297,103	230,667	66,436	28.8
All Other	67,791	38,402	29,389	76.5
Total segment NOI	1,394,001	1,151,333	242,668	21.1
Interest and other income	719	811	(92)	(11.3)
Interest expense	(263,422)	(214,117)	(49,305)	(23.0)
Depreciation and amortization	(657,262)	(507,167)	(150,095)	(29.6)
General, administrative and professional fees	(100,399)	(93,632)	(6,767)	(7.2)
Loss on extinguishment of debt, net	(14,897)	(5,079)	(9,818)	nm
Merger-related expenses and deal costs	(105,023)	(35,944)	(69,079)	nm
Other	(13,948)	(18,070)	4,122	22.8
Income before (loss) income from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	239,769	278,135	(38,366)	(13.8)
(Loss) income from unconsolidated entities	(1,197)	549	(1,746)	nm
Income tax benefit (expense)	27,736	(4,820)	32,556	nm
Income from continuing operations	266,308	273,864	(7,556)	(2.8)
Discontinued operations	13,434	79,026	(65,592)	(83.0)
Gain on real estate dispositions	14,420	16,514	(2,094)	(12.7)
Net income	294,162	369,404	(75,242)	(20.4)
Net income attributable to noncontrolling interest	1,047	827	(220)	(26.6)
Net income attributable to common stockholders	$293,115	$368,577	(75,462)	(20.5)

nm - not meaningful

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$571,591	$500,047	$71,544	14.3%
Other services revenue	3,286	3,429	(143)	(4.2)
Segment NOI	$574,877	$503,476	71,401	14.2
Triple-net leased properties segment NOI increased during the nine months ended September 30, 2015 over the prior year primarily due to rent from the properties we acquired after January 1, 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
The following table compares results of continuing operations for our 508 same-store triple-net leased properties. For purposes of this table, we define same-store properties as properties that we owned for the entire period from January 1, 2015 through September 30, 2015.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$485,392	$461,727	$23,665	5.1%
Other services revenue	3,286	3,429	(143)	(4.2)
Segment NOI	$488,678	$465,156	23,522	5.1
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,356,384	$1,141,781	$214,603	18.8%
Less:
Property-level operating expenses	(902,154)	(762,993)	(139,161)	(18.2)
Segment NOI	$454,230	$378,788	75,442	19.9
Our senior living operations segment revenues increased during the nine months ended September 30, 2015 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2014.
Property-level operating expenses increased during the nine months ended September 30, 2015 over the same period in 2014 primarily due to the acquired properties described above, increases in salaries, utilities and food costs and higher management fees primarily due to increased revenues.

The following table compares results of continuing operations for our 237 same-store senior living operating communities. For purposes of this table, we define same-store communities as communities that we owned for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,146,939	$1,116,249	$30,690	2.7%
Less:
Property-level operating expenses	(771,859)	(748,311)	(23,548)	(3.1)
Segment NOI	$375,080	$367,938	7,142	1.9
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment during the nine months ended September 30, 2015 and 2014:

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Total communities	305	272	91.1%	90.8%	$5,260	$5,489
Same-store communities	237	237	91.0	90.8	5,701	5,568
Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$420,287	$346,942	$73,345	21.1%
Medical office building services revenue	25,066	13,311	11,755	88.3
Total revenues	445,353	360,253	85,100	23.6
Less:
Property-level operating expenses	(129,152)	(120,021)	(9,131)	(7.6)
Medical office building services costs	(19,098)	(9,565)	(9,533)	(99.7)
Segment NOI	$297,103	$230,667	66,436	28.8
The increases in our MOB operations segment NOI during the nine months ended September 30, 2015 over the same period in 2014 are attributed primarily to the MOBs we acquired after January 1, 2014 and decreases in operating costs resulting from expense controls, partially offset by increases in insurance and real estate tax expenses.
Medical office building services revenue and costs both increased year over year primarily due to increased construction activity during the nine months ended September 30, 2015 over the same period in 2014.

The following table compares results of continuing operations for our 284 same-store MOBs. For purposes of this table, we define same-store MOBs as MOBs that we owned for the full period in both comparison periods.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$337,839	$335,925	$1,914	0.6%
Less:
Property-level operating expenses	(113,790)	(115,397)	1,607	1.4
Segment NOI	$224,049	$220,528	3,521	1.6
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the nine months ended September 30, 2015 and 2014:

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014
Total MOBs	370	311	91.9%	89.9%	$30	$31
Same-store MOBs	284	284	90.4	91.0	31	31
Segment NOI—All Other
All other NOI consists primarily of income from loans and investments. Income from loans and investments increased for the nine months ended September 30, 2015 over the same period in 2014 primarily due to a $425.0 million secured mezzanine loan investment we made during 2014 that had a blended annual interest rate of 8.1% and contractual maturities ranging between 2016 and 2019.
Interest Expense
The $44.6 million increase in total interest expense, including interest allocated to discontinued operations of $60.4 million and $65.2 million for the nine months ended September 30, 2015 and 2014, respectively, is attributed primarily to $47.6 million of additional interest due to higher debt balances, partially offset by a $4.0 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the nine months ended September 30, 2015, compared to 3.7% for the same period in 2014.
Depreciation and Amortization
Depreciation and amortization expense increased during the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to the real estate acquisitions we made in 2014 and 2015 as well as higher impairment charges recorded during the nine months ended September 30, 2015.
Loss on Extinguishment of Debt, Net
The $14.9 million loss on extinguishment of debt, net for the nine months ended September 30, 2015 resulted primarily from various debt repayments. The $5.1 million loss on extinguishment of debt, net during the nine months ended September 30, 2014 resulted primarily from early mortgage repayments.
Merger-Related Expenses and Deal Costs
The $69.1 million increase during the nine months ended September 30, 2015 over the prior year is primarily due to increased investment activity for the nine months ended September 30, 2015 compared to the same period in 2014.
Income Tax Benefit (Expense)
Income tax benefit for the nine months ended September 30, 2015 was due primarily to operating losses at our TRS entities. Income tax expense for the nine months ended September 30, 2014 was due primarily to operating income at our TRS entities.

Discontinued Operations
Discontinued operations primarily relates to the operations of assets and liabilities disposed of as part of the CCP Spin-Off. The decrease in income from discontinued operations for the nine months ended September 30, 2015 compared to the same period in 2014 is primarily the result of $40.1 million of transaction and separation costs associated with the spin. Also, 2014 includes a full nine months of net income for the CCP operations whereas 2015 only includes net income through the spin date.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the nine months ended September 30, 2015 and 2014 primarily relates to the sale of 57 properties and 19 properties, respectively.
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

Our FFO and normalized FFO for the three and nine months ended September 30, 2015 and 2014 are summarized in the following table. The increase in normalized FFO for the nine months ended September 30, 2015 over the same period in 2014 is due primarily to 2014 and 2015 acquisitions and investments, net of related capital costs and partially offset by a full quarter of results in 2014 from the properties that were disposed of as part of the CCP Spin-Off.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to common stockholders	$22,852	$109,132	$293,115	$368,577
Adjustments:
Real estate depreciation and amortization	224,688	171,399	652,025	502,410
Real estate depreciation related to noncontrolling interest	(1,964)	(2,503)	(5,980)	(7,808)
Real estate depreciation related to unconsolidated entities	1,445	1,471	4,371	4,460
Gain on real estate dispositions	(265)	(3,625)	(14,420)	(16,514)
Discontinued operations:
Gain on real estate dispositions	48	41	(229)	(1,442)
Depreciation on real estate assets	13,878	28,230	79,608	80,009
FFO attributable to common stockholders	260,682	304,145	1,008,490	929,692
Adjustments:
Change in fair value of financial instruments	(18)	4,595	6	4,636
Non-cash income tax (benefit) expense	(12,477)	(1,987)	(30,716)	4,420
Loss on extinguishment of debt, net	16,301	2,414	16,283	4,528
Merger-related expenses, deal costs and re-audit costs	100,548	23,401	151,685	43,764
Amortization of other intangibles	438	255	1,620	766
Normalized FFO attributable to common stockholders	$365,474	$332,823	$1,147,368	$987,806

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of Adjusted EBITDA to net income (including amounts in discontinued operations) for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income	$23,117	$109,654	$294,162	$369,404
Adjustments:
Interest	109,307	98,750	323,850	279,273
Loss on extinguishment of debt, net	15,331	2,414	14,897	5,079
Taxes (including tax amounts in general, administrative and professional fees)	(10,053)	(1,642)	(26,057)	7,595
Depreciation and amortization	240,210	201,236	736,870	587,176
Non-cash stock-based compensation expense	4,869	5,381	16,061	16,792
Merger-related expenses, deal costs and re-audit costs	99,802	23,293	150,705	43,652
Gain on real estate dispositions	(217)	(3,584)	(14,649)	(17,726)
Change in fair value of financial instruments	(18)	4,595	6	4,636
Adjusted EBITDA	$482,348	$440,097	$1,495,845	$1,295,881

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income attributable to common stockholders (including amounts in discontinued operations) for the three and nine months ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Net income attributable to common stockholders	$22,852	$109,132	$293,115	$368,577
Adjustments:
Interest and other income	(74)	(368)	(782)	(1,564)
Interest	109,307	98,750	323,850	279,273
Depreciation and amortization	240,210	201,236	736,870	587,176
General, administrative and professional fees	32,116	29,466	100,408	93,638
Loss on extinguishment of debt, net	15,331	2,414	14,897	5,079
Merger-related expenses and deal costs	99,335	16,749	149,092	37,108
Other	4,970	15,292	15,568	25,630
Net income attributable to noncontrolling interest	273	569	1,167	964
Loss (income) from unconsolidated entities	955	47	1,197	(549)
Income tax (benefit) expense	(10,697)	(1,887)	(27,736)	4,820
Gain on real estate dispositions	(217)	(3,584)	(14,649)	(17,726)
NOI	514,361	467,816	1,592,997	1,382,426
Discontinued operations	(41,090)	(74,355)	(198,996)	(231,093)
NOI (excluding amounts in discontinued operations)	$473,271	$393,461	$1,394,001	$1,151,333
Liquidity and Capital Resources
As of September 30, 2015, we had a total of $65.2 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2015, we also had escrow deposits and restricted cash of $74.5 million and $1.9 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the nine months ended September 30, 2015, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
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

Unsecured Revolving Credit Facility and Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of September 30, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 97.5 basis points. The term loan matures in 2020.
Also in August 2015, we repaid $305.0 million of our unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees.
As of September 30, 2015, we had $114.1 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.9 billion of unused borrowing capacity available under our unsecured revolving credit facility.
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
In September 2015, we redeemed all $400.0 million principal amount then outstanding of our 3.125% senior notes due November 2015 at a redemption price equal to 100.7% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.9 million.
Mortgages
During the nine months ended September 30, 2015, we repaid in full mortgage loans outstanding in the aggregate principal amount of $366.8 million and a weighted average maturity of 2.4 years and recognized a loss on extinguishment of debt of $10.4 million in connection with these repayments.
Capital Stock
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in April in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible.  In connection therewith, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock.  Through September 30, 2015 we have issued and sold 2,075,708 shares of our common stock under the new ATM equity offering program for aggregate net proceeds of $132.7 million, after sales agent commissions of $2.0 million.

Cash Flows
The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2015 and 2014:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$55,348	$94,816	$(39,468)	(41.6)%
Net cash provided by operating activities	1,022,045	919,972	102,073	11.1
Net cash used in investing activities	(2,254,565)	(1,236,170)	(1,018,395)	(82.4)
Net cash provided by financing activities	1,242,642	282,021	960,621	nm
Effect of foreign currency translation on cash and cash equivalents	(239)	3,956	(4,195)	nm
Cash and cash equivalents at end of period	$65,231	$64,595	636	1.0

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased during the nine months ended September 30, 2015 over the same period in 2014 primarily due to 2014 and 2015 acquisitions, payments received from tenants in 2015 and increases in fee income, partially offset by increased merger-related expenses and deal costs.
Cash Flows from Investing Activities
Cash used in investing activities during the nine months ended September 30, 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($2.6 billion and $1.2 billion in 2015 and 2014, respectively), development project expenditures ($90.5 million and $71.4 million in 2015 and 2014, respectively), capital expenditures ($75.8 million and $56.2 million in 2015 and 2014, respectively), investment in loans receivable and other ($74.4 million and $66.4 million in 2015 and 2014, respectively), investment in unconsolidated operating entity ($26.3 million in 2015) and purchase of marketable securities ($46.7 million in 2014). These cash outflows were partially offset by proceeds from real estate disposals ($409.6 million and $112.7 million in 2015 and 2014, respectively), proceeds from loans receivable ($106.9 million and $55.6 million in 2015 and 2014, respectively) and proceeds from the sale or maturity of marketable securities ($76.8 million and $21.7 million in 2015 and 2014, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during the nine months ended September 30, 2015 and 2014 consisted primarily of net proceeds from the issuance of debt ($2.5 billion and $2.0 billion in 2015 and 2014, respectively), proceeds of debt related to CCP Spin-Off ($1.4 billion in 2015) and issuance of common stock ($417.8 million in 2015). Cash used in financing activities consisted primarily of debt repayments ($1.3 billion and $905.1 million in 2015 and 2014, respectively), net payments made on our unsecured revolving credit facility and term loans ($790.4 million and $153.7 million in 2015 and 2014, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($783.6 million and $651.4 million in 2015 and 2014, respectively), net cash impact of CCP Spin-Off ($128.7 million in 2015) and purchases of redeemable OP units ($33.2 million in 2015).
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
We are party to certain agreements that obligate us to develop healthcare or seniors housing properties funded through capital that we or our joint venture partners provide. As of September 30, 2015, we had one property in development. Through September 30, 2015, we have funded $0.7 million of our estimated total commitment for such project of $7.0 million to $7.7 million.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of September 30, 2015 and December 31, 2014:

	As of September 30, 2015	As of December 31, 2014
	(In thousands)
Gross book value	$9,192,607	$8,488,591
Fair value (1)	9,379,993	8,817,982
Fair value reflecting change in interest rates (1):
-100 basis points	9,898,031	9,256,492
+100 basis points	8,893,106	8,406,735

(1)	The change in fair value of our fixed rate debt from December 31, 2014 to September 30, 2015 was due primarily to 2015 senior note issuances, net of repayments, and mortgage loan repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2015	As of December 31, 2014	As of September 30, 2014
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,560,205	$6,677,875	$6,699,106
Mortgage loans and other (1)	1,632,402	1,810,716	1,872,744
Variable rate:
Unsecured revolving credit facility	114,052	919,099	225,359
Unsecured term loans	1,572,036	990,634	1,111,704
Mortgage loans and other (1)	455,012	474,047	541,951
Total	$11,333,707	$10,872,371	$10,450,864
Percentage of total debt:
Fixed rate:
Senior notes and other	66.7%	61.4%	64.1%
Mortgage loans and other (1)	14.4	16.6	17.9
Variable rate:
Unsecured revolving credit facility	1.0	8.5	2.2
Unsecured term loans	13.9	9.1	10.6
Mortgage loans and other (1)	4.0	4.4	5.2
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.5%	3.5%
Mortgage loans and other (1)	5.7	5.9	5.9
Variable rate:
Unsecured revolving credit facility	1.6	1.4	2.2
Unsecured term loans	1.2	1.3	1.4
Mortgage loans and other (1)	2.1	2.3	2.2
Total	3.5	3.5	3.6

(1)
Borrowings as of September 30, 2015 exclude $48.3 million of debt related to real estate assets classified as held for sale as of September 30, 2015. Borrowings as of December 31, 2014 exclude $43.5 million of debt related to real estate assets classified as held for sale as of December 31, 2014. Borrowings as of September 30, 2014 exclude $43.7 million of debt related to real estate assets classified as held for sale as of September 30, 2014. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $152.5 million notional amount of interest rate swaps with a maturity of March 21, 2016 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $48.4 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at September 30, 2015 compared to December 31, 2014 is primarily attributable to the repayment of borrowings under our unsecured revolving credit facility and our unsecured term loan due 2019, partially offset by borrowings under our unsecured term loan due 2020. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2015, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2015, interest expense for 2015 would increase by approximately $21.3 million, or $0.06 per diluted common share. The fair value of our fixed and variable rate debt is based on current interest rates at which we could obtain similar borrowings.
As of September 30, 2015 and December 31, 2014, our joint venture and operating partners’ aggregate share of total debt was $145.1 million and $141.4 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $93.8 million and $97.5 million as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, the fair value of our secured and unsecured loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $743.9 million and $767.9 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2015 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during that quarter, our normalized FFO per share for the first nine months of 2015 would decrease or increase, as applicable, by less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2015, at the reasonable assurance level.
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
During the third quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended September 30, 2015:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	17,893	$63.59
August 1 through August 31	—	—
September 1 through September 30	59	52.85

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

ITEM 6.    EXHIBITS

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.1
First Amendment dated as of July 28, 2015 to that certain Amended and Restated Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, Ventas, Inc., as guarantor, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and Alternative Currency Fronting Lender and the lenders identified therein.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2015.
10.2	Transition Services Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.3	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.
10.4	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.
10.5
Second Amendment and Joinder dated as of October 14, 2015 to that certain Amended and Restated Credit Guaranty Agreement among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, Ventas, Inc. as guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender and the lenders identified therein.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015.
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
Date: October 26, 2015

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.1
First Amendment dated as of July 28, 2015 to that certain Amended and Restated Credit and Guaranty Agreement among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, Ventas, Inc., as guarantor, Bank of America, N.A., as Administrative Agent, Swingline Lender, L/C Issuer and Alternative Currency Fronting Lender and the lenders identified therein.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2015.
10.2	Transition Services Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.
10.3	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.
10.4	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.
10.5
Second Amendment and Joinder dated as of October 14, 2015 to that certain Amended and Restated Credit Guaranty Agreement among Ventas Realty, Limited Partnership and the additional borrowers named therein, as borrowers, Ventas, Inc. as guarantor, Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender and the lenders identified therein.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015.
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