Form 10-K
period 2015-12-31
VENTAS INC
filed 2016-02-12
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2015, based on a closing price of the common stock of $62.09 as reported on the New York Stock Exchange, was $20.4 billion.  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 10, 2016, 336,070,352 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 10, 2016 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	Our success in implementing our business strategy and our ability to identify, underwrite, finance, consummate and integrate diversifying acquisitions and investments;

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

•
The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2015 and for the year ending December 31, 2016;

•
The ability and willingness of our tenants to renew their leases with us upon expiration of the leases, our ability to reposition our properties on the same or better terms in the event of nonrenewal or in the event we exercise our right to replace an existing tenant, and obligations, including indemnification obligations, we may incur in connection with the replacement of an existing tenant;

i

•
Risks associated with our senior living operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, development of new, competing properties, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index (“CPI”) or the UK Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

•
The impact of increased operating costs and uninsured professional liability claims on our liquidity, financial condition and results of operations or that of our tenants, operators, borrowers and managers and our ability and the ability of our tenants, operators, borrowers and managers to accurately estimate the magnitude of those claims;

•	Risks associated with our MOB portfolio and operations, including our ability to successfully design, develop and manage MOBs and to retain key personnel;

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

•	The impact of litigation or any financial, accounting, legal or regulatory issues that may affect us or our tenants, operators, borrowers or managers; and

•	Changes in accounting principles, or their application or interpretation, and our ability to make estimates and the assumptions underlying the estimates, which could have an effect on our earnings.
Many of these factors, some of which are described in greater detail under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K, are beyond our control and the control of our management.
Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information
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
Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise and Ardent contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

ii

iii

PART I
ITEM 1.    Business
BUSINESS
Overview
Ventas, Inc., an S&P 500 company, is a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2015, we leased a total of 607 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage a total of 304 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our three largest tenants, Brookdale, Kindred and Ardent leased from us 140 properties (excluding six properties included in investments in unconsolidated real estate entities), 76 properties and ten properties, respectively, as of December 31, 2015.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to seniors housing and healthcare operators or properties.
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
Generating Reliable and Growing Cash Flows
Generating reliable and growing cash flows from our seniors housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase shareholder value through profitable investments. The combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments and stable cash flows from our MOBs with the higher growth potential inherent in our seniors housing operating communities drives our ability to generate sustainable, growing cash flows that are resilient to economic downturns.
Maintaining a Balanced, Diversified Portfolio
We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model diminishes the risk that any single factor or event could materially harm our business. Portfolio diversification also enhances the reliability of our cash flows by reducing our exposure to any individual tenant, operator or manager and making us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns.
Preserving Our Financial Strength, Flexibility and Liquidity
A strong, flexible balance sheet and excellent liquidity position us favorably to capitalize on strategic growth opportunities in the seniors housing and healthcare industries through acquisitions, investments, and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of liquidity, including unsecured bank debt, mortgage financings and public debt and equity markets.

2015 Highlights and Other Recent Developments
Investments and Dispositions

•
In January 2015, we acquired American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties to our portfolio, 20 of which were disposed of as part of the CCP Spin-Off. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock at $78.00 per share and 1.1 million limited partnership units.

•
On August 4, 2015, we completed our acquisition of Ardent Medical Services, Inc. (“AHS”) and simultaneous separation and sale of the Ardent hospital operating company (Ardent Health Partners, LLC, together with its subsidiaries, “Ardent”) to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us. As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion. At closing, we paid $26.3 million for our 9.9% interest in Ardent, which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate hospitals and other real estate we acquired.

•
During 2015, we made other investments totaling approximately $611.7 million, including the acquisition of eleven triple-net leased properties; eleven MOBs; and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off (as defined below)).

•	During 2015, we sold 39 triple-net leased properties and 26 MOBs for aggregate consideration of $541.0 million, including a $6.0 million lease termination fee.

•	During 2015, we received aggregate proceeds of $173.8 million in final repayment of loans receivable and sales of bonds we held, and recognized gains aggregating $7.7 million.
Capital and Dividends

•
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. Through the remainder of 2015 and in the first quarter of 2016 we have issued and sold a total of 5,084,302 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $297.0 million, after sales agent commissions of $4.5 million.

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

•	In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 1.0 basis points (the “Ardent Term Loan”). The term loan matures in 2020.

•
In 2015, we repaid $305.0 million of our unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees. Also, in May 2015, we repaid in full, at par, $234.4 million aggregate principal amount then outstanding of our 6% senior notes due 2015.

•
In 2015, we paid an annual cash dividend on our common stock of $3.04 per share. On August 17, 2015, we also distributed a stock dividend of one Care Capital Properties, Inc. (“CCP”) common share for every four shares of Ventas common stock held as of the distribution record date of August 10, 2015. The stock dividend was valued at $8.51 per Ventas share based on the opening price of CCP stock on its first day of regular-way trading on the New York Stock Exchange.

•
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap. The maturity date of the Ardent Term Loan is also August 3, 2020.

Spin-Off

•
In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations for all periods presented in this Annual Report on Form 10-K.

Portfolio Summary
The following table summarizes our consolidated portfolio of properties and other investments (excluding properties included in discontinued operations during 2015 and properties classified as held for sale as of December 31, 2015) as of and for the year ended December 31, 2015:

			Real Estate Property Investments			Revenues (3)
Asset Type	# of Properties(1)	# of Units/ Sq. Ft./Beds (2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	768	66,985	$16,105,062	65.3%	$240.4	$2,289,653	69.7%
MOBs (4)	361	20,062,590	5,361,330	21.7	0.3	591,646	18.0
Skilled nursing facilities	53	6,279	358,329	1.5	57.1	72,820	2.2
Specialty hospitals	46	3,857	524,084	2.1	135.9	143,776	4.4
General acute care hospitals	12	2,034	1,453,649	5.9	714.7	59,229	1.8
Total properties	1,240		23,802,454	96.5		3,157,124	96.1
Secured loans receivable and investments, net			857,112	3.5		86,553	2.6
Interest and other income			—	—		1,052	0.0
Revenues related to assets classified as held for sale			—	—		41,669	1.3
Total			$24,659,566	100.0%		$3,286,398	100.0%

(1)
As of December 31, 2015, we also owned 20 seniors housing communities, 14 skilled nursing facilities and seven MOBs through investments in unconsolidated entities, and we classified one seniors housing community, two skilled nursing facilities, and eight MOBs as held for sale. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom and, excluding MOBs, were operated or managed by 68 unaffiliated healthcare operating companies, including the following publicly traded companies or their subsidiaries: Brookdale (141 properties) (excluding six properties owned through investments in unconsolidated entities); Kindred (76 properties); 21st Century Oncology Holdings, Inc. (12 properties); Capital Senior Living Corporation (12 properties); Spire Healthcare plc (three properties); and HealthSouth Corp. (four properties).

(2)	Seniors housing communities are measured in units; MOBs are measured by square footage; and skilled nursing facilities, specialty hospitals and general acute care hospitals are measured by bed count.

(3)	Total revenues exclude revenues attributable to properties included in discontinued operations during 2015.

(4)
As of December 31, 2015, we leased 67 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 282 of our consolidated MOBs and 30 of our consolidated MOBs were managed by eleven unaffiliated managers. Through Lillibridge and PMBRES, we also provided management and leasing services for 79 MOBs owned by third parties as of December 31, 2015.

Seniors Housing and Healthcare Properties
As of December 31, 2015, we owned a total of 1,281 seniors housing and healthcare properties (excluding properties classified as held for sale), including through our investments in unconsolidated entities, as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	753	15	20	788
MOBs	327	34	7	368
Skilled nursing facilities	53	—	14	67
Specialty hospitals	45	1	—	46
General acute care hospitals	12	—	—	12
Total	1,190	50	41	1,281

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
Medical Office Buildings
Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2015, we owned or managed for third parties approximately 24 million square feet of MOBs that are predominantly located on or near an acute care hospital campus (“on campus”).
Skilled Nursing Facilities
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
Long-Term Acute Care Hospitals
38 of our properties are operated as long-term acute care hospitals (“LTACs”). LTACs have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our LTACs are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own two LTACs focused on providing children’s care and five rehabilitation LTACs devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.
General Acute Care Hospitals
12 of our properties are operated as general acute care hospitals. General acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. In the United States, these hospitals receive payments for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations, preferred provider organizations, other private insurers, and directly from patients.
Geographic Diversification of Properties
Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs), in each case excluding amounts in discontinued operations, for the year ended December 31, 2015.
The following table shows our rental income and resident fees and services by geographic location for the year ended December 31, 2015:

	Rental Income and Resident Fees and Services (1)	Percent of Total Revenues (1)
	(Dollars in thousands)
Geographic Location
California	$505,702	15.4%
New York	289,081	8.8
Texas	199,428	6.1
Illinois	160,468	4.9
Florida	150,572	4.6
Pennsylvania	118,226	3.6
Georgia	114,857	3.5
Arizona	98,296	3.0
New Jersey	93,608	2.9
Colorado	89,228	2.7
Other (36 states and the District of Columbia)	1,137,927	34.5
Total U.S	2,957,393	90.0%
Canada (7 provinces)	173,737	5.3
United Kingdom	26,171	0.8
Total	$3,157,301	96.1%	(2)

(1)	This presentation excludes revenues from properties included in discontinued operations during 2015.

(2)	The remainder of our total revenues is medical office building and other services revenue, income from loans and investments and interest and other income.

The following table shows our NOI by geographic location for the year ended December 31, 2015:

	NOI (1)	Percent of Total NOI (1)
	(Dollars in thousands)
Geographic Location
California	$276,044	14.7%
Texas	126,217	6.7
New York	112,966	6.0
Illinois	103,599	5.5
Florida	90,131	4.8
Pennsylvania	61,072	3.3
Arizona	54,441	2.9
North Carolina	52,217	2.8
Indiana	51,100	2.7
Wisconsin	50,917	2.7
Other (36 states and the District of Columbia)	786,695	41.9
Total U.S	1,765,399	94.0%
Canada (7 provinces)	83,571	4.5
United Kingdom	26,171	1.4
Total	$1,875,141	99.9%

(1)	This presentation excludes NOI from properties included in discontinued operations during 2015.
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
The following table shows the percentages of our rental income (excluding amounts in discontinued operations) for the year ended December 31, 2015 that are derived by skilled nursing facilities and hospitals in states with and without CON requirements:

	Skilled Nursing Facilities	Hospitals	Total
States with CON requirements	57.5%	144.4%	96.5%
States without CON requirements	42.5	(44.4)	3.5
Total	100.0%	100.0%	100.0%
Loans and Investments
As of December 31, 2015, we had $895.0 million of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “Note 6—Loans Receivable and Investments” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Development and Redevelopment Projects
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2015, we had four properties under development pursuant to these agreements. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Segment Information
We evaluate our operating performance and allocate resources based on three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable. For further information regarding our business segments, see “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Significant Tenants, Operators and Managers
The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2015 (excluding properties classified as held for sale as of December 31, 2015 and properties owned through investments in unconsolidated entities):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations	304	34.4%	55.1%	32.1%
Brookdale Senior Living (2)	140	8.5	5.3	9.3
Kindred	76	2.1	5.6	9.8
Ardent	10	5.3	1.3	2.3

(1)	Based on gross book value.

(2)	Excludes six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement.
Triple-Net Leased Properties
Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as bundled lease renewals (as described in more detail below).
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2015. If any of Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations or liquidity and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risks Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living, Kindred and Ardent account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
Brookdale Senior Living Leases
As of December 31, 2015, we leased 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement) to Brookdale Senior Living pursuant to multiple lease agreements.
Pursuant to our lease agreements, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2015, the aggregate 2016 contractual cash rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, was approximately $170.9 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, was approximately $160.6 million (in each case, excluding six properties owned through investments in unconsolidated entities as of December 31, 2015). See “Note 3—Concentration of Credit Risk” and “Note 14—Commitments and Contingencies” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Kindred Leases
As of December 31, 2015, we leased 76 properties to Kindred pursuant to multiple lease agreements. The properties leased pursuant to our Kindred master leases are grouped into bundles, or “renewal groups,” with each renewal group containing a varying number of geographically diversified properties. All properties within a single renewal group have the same current lease term of five to 12 years, and each renewal group is currently subject to one or more successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group.
The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in the case of the remaining three original Kindred master leases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under two Kindred master leases is 2.7%, and the annual rent escalator under the other two Kindred master leases is based on year-over-year changes in CPI, subject to floors and caps.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of December 31, 2015, four of the nine properties have been sold and three of the nine properties were disposed of as part of the CCP Spin-Off.
Ardent Lease
As of December 31, 2015, we leased ten hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. Pursuant to our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.
As of December 31, 2015, the aggregate 2016 contractual cash rent due to us from Ardent, was approximately $105.0 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Ardent was approximately $105.0 million.
Senior Living Operations
As of December 31, 2015, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 268 seniors housing communities included in our senior living operations reportable business segment, for which we pay annual management fees pursuant to long-term management agreements. Most of our management agreements with Atria have initial terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). The management fees payable to Sunrise under the Sunrise management agreements range from 5% to 7% of revenues generated by the applicable properties. See “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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
Competition
We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our pursuit of investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations” included in Item 1A of this Annual Report on Form 10-K and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Our tenants, operators and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Seniors housing community, skilled nursing facility and hospital operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.
Employees
As of December 31, 2015, we had 466 employees, including 258 employees associated with our MOB operations reportable business segment, but excluding 1,319 employees at our Canadian seniors housing communities under the supervision and control of our independent managers. Although the applicable manager is responsible for hiring and maintaining the labor force at each of our Canadian seniors housing communities, we bear many of the costs and risks generally borne by employers, particularly with respect to those properties with unionized labor. None of our employees is subject to a collective bargaining agreement, other than those employees in the Canadian seniors housing communities managed by Sunrise or Atria. We believe that relations with our employees are positive. See “Risk Factors—Risks Arising from Our Business—

Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
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
We make available, free of charge, through our website our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13 or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. In addition, our Guidelines on Governance, our Global Code of Ethics and Business Conduct (including waivers from and amendments to that document) and the charters for each of our Audit and Compliance, Nominating and Corporate Governance and Executive Compensation Committees are available on our website, and we will mail copies of the foregoing documents to stockholders, free of charge, upon request to our Corporate Secretary at Ventas, Inc., 353 North Clark Street, Suite 3300, Chicago, Illinois 60654.

GOVERNMENTAL REGULATION
Healthcare Regulation
Overview
Our tenants, operators and managers are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, and other laws and regulations governing the operation of healthcare facilities. We expect that the healthcare industry will, in general, continue to face increased regulation and pressure in these areas. The applicable rules are wide-ranging and can subject our tenants, operators and managers to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
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
Licensure, Certification and CONs
In general, the operators of our skilled nursing facilities and hospitals must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a skilled nursing facility or hospital operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.
In addition, many of our skilled nursing facilities and hospitals are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. See “Risk Factors-Risks Arising from Our Business-If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.
Compared to skilled nursing facilities and hospitals, seniors housing communities (other than those that receive Medicaid payments) do not receive significant funding from governmental healthcare programs and are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.

Fraud and Abuse Enforcement
Skilled nursing facilities, hospitals and senior housing communities that receive Medicaid payments are subject to various complex federal, state and local laws and regulations that govern healthcare providers' relationships and arrangements and prohibit fraudulent and abusive business practices. These laws and regulations include, among others:

•
Federal and state false claims acts, which, among other things, prohibit healthcare providers from filing false claims or making false statements to receive payment from Medicare, Medicaid or other governmental healthcare programs;

•
Federal and state anti-kickback and fee-splitting statutes, including the Medicare and Medicaid anti-kickback statute, which prohibit the payment, receipt or solicitation of any remuneration to induce referrals of patients for items or services covered by a governmental healthcare program, including Medicare and Medicaid;

•
Federal and state physician self-referral laws, including the federal Stark Law, which generally prohibits physicians from referring patients enrolled in certain governmental healthcare programs to providers of certain designated health services in which the referring physician or an immediate family member of the referring physician has an ownership or other financial interest;

•	The federal Civil Monetary Penalties Law, which authorizes the U.S. Department of Health and Human Services (“HHS”) to impose civil penalties administratively for fraudulent acts; and

•
State and federal data privacy and security laws, including the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which provide for the privacy and security of certain individually identifiable health information.

Violating these healthcare fraud and abuse laws and regulations may result in criminal and civil penalties, such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. The responsibility for enforcing these laws and regulations lies with a variety or federal, state and local governmental agencies, however they can also be enforced by private litigants through federal and state false claims acts and other laws that allow private individuals to bring whistleblower suits known as qui tam actions.
Congress has significantly increased funding to the governmental agencies charged with enforcing the healthcare fraud and abuse laws to facilitate increased audits, investigations and prosecutions of providers suspected of healthcare fraud. As a result, government investigations and enforcement actions brought against healthcare providers have increased significantly in recent years and are expected to continue. A violation of federal or state anti-fraud and abuse laws or regulations by an operator of our properties could have a material adverse effect on the operator’s liquidity, financial condition or results of operations, which could adversely affect its ability to satisfy its contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Reimbursement
The majority of skilled nursing facilities reimbursement, and a significant percentage of hospital reimbursement, is through Medicare and Medicaid. Medical buildings and other healthcare related properties have provider tenants that participate in Medicare and Medicaid. These programs are often their largest source of funding. Seniors housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. The passage of the Affordable Care Act (“ACA”) in 2010 allowed formerly uninsured Americans to acquire coverage and utilize additional health care services. In addition, the ACA gave the Centers for Medicare and Medicaid Services new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into skilled nursing facilities. The potential risks that accompany these regulatory and market changes are discussed below.

•
As a result of the ACA, and specifically Medicaid expansion and establishment of Health Insurance Exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The ACA remains controversial and continued attempts to repeal or reverse aspects of the law could result in insured individuals losing coverage, and consequently foregoing services offered by provider tenants in medical buildings and other healthcare facilities.

•
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from skilled nursing facilitates and promote “aging in place” in “the least restrictive environment.” Several states have implemented Home and Community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a skilled nursing facility. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. Roll-back or expiration of these programs could have an adverse effect on the senior housing market.

•
The Centers for Medicare and Medicaid Services is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches has the potential diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies such Medical Resonance Imaging services. This could adversely impact the medical properties that house these physicians and medical technology providers.

•
The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. The Medicare and CHIP Reauthorization Act of 2015 (“MACRA”) addresses the risk of a Sustainable Growth Rate cut in Medicare payments for physician services. However, other annual Medicare payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services have often expected. In addition, MACRA establishes a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This will include payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other health care properties.

For the year ended December 31, 2015, approximately 11% of our total revenues and 19% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to skilled nursing facilities and hospitals in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.
Environmental Regulation
As an owner of real property, we are subject to various federal, state and local laws and regulations regarding environmental, health and safety matters.
These laws and regulations address, among other things, asbestos, polychlorinated biphenyls, fuel oil management, wastewater discharges, air emissions, radioactive materials, medical wastes, and hazardous wastes, and, in certain cases, the costs of complying with these laws and regulations and the penalties for non-compliance can be substantial. With respect to our properties that are operated or managed by third parties, we may be held primarily or jointly and severally liable for costs relating to the investigation and clean-up of any property from which there is or has been an actual or threatened release of a regulated material and any other affected properties, regardless of whether we knew of or caused the release. Such costs typically are not limited by law or regulation and could exceed the property’s value. In addition, we may be liable for certain other costs, such as governmental fines and injuries to persons, property or natural resources, as a result of any such actual or threatened release. See “Risk Factors-Risks Arising from Our Business-We could incur substantial liabilities and costs if any of our properties are found to be contaminated with hazardous substances or we become involved in any environmental disputes” included in Item 1A of this Annual Report on Form 10-K.
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

In general, we have also agreed to indemnify our tenants and operators against any environmental claims (including penalties and clean-up costs) resulting from any condition arising in, on or under, or relating to, the leased properties at any time before the applicable lease commencement date. With respect to our senior living operating portfolio, we have agreed to indemnify our managers against any environmental claims (including penalties and clean- up costs) resulting from any condition on those properties, unless the manager caused or contributed to that condition.
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2015 and do not expect that we will be required to make any such material capital expenditures during 2016.
Canada
In Canada, seniors housing communities are currently generally subject to significantly less regulation than skilled nursing facilities and hospitals, and the regulation of such facilities is principally a matter of provincial and municipal jurisdiction. As a result, the regulatory regimes that apply to seniors housing communities vary depending on the province (and in certain circumstances, the city) in which a facility is located. Recently, certain Canadian provinces have taken steps to implement regulatory measures that could result in enhanced regulation for seniors housing communities in such provinces.
CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain U.S. federal income tax considerations that may be relevant to you as a holder of our stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “-Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. individuals and entities (except to the extent discussed below under “-Special Tax Considerations for Non-U.S. Stockholders”), that may be subject to special rules.
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
Federal Income Taxation of Ventas

We elected REIT status beginning with the year ended December 31, 1999. We believe that we have satisfied the requirements to qualify as a REIT for federal income tax purposes for all tax years starting in 1999, and we intend to continue to do so. By qualifying for taxation as a REIT, we generally are not subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax).
Notwithstanding such qualification, we are subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we are subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “-Requirements for Qualification as a REIT-Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have net income from the sale or other disposition of “foreclosure property” (as described below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we are subject to tax at the highest corporate rate on that income. See “-Requirements for Qualification as a REIT-Foreclosure Property.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income is subject to a 100% tax.
We also may be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation. If we dispose of any such asset and recognize gain on the disposition during the five-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally are subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset.

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
See “-Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.
Requirements for Qualification as a REIT

To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to our stockholders.
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
Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

•
At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interests in real property and in mortgages on real property and shares in other qualifying REITs) (for taxable years beginning after December 31, 2015, the term “real estate assets” also includes (i) unsecured debt instruments of REITs that are required to file annual and periodic reports with the SEC under the Exchange Act (“Publicly Offered REITs”) (ii) personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the combined fair market value of all such personal and real property and (iii) personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease) or, in cases where we raise new capital through stock or long-term (i.e., having a maturity of at least five years) debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”); and

•
Of the investments not meeting the requirements of the 75% asset test, the value of any single issuer’s debt and equity securities that we own (other than our equity interests in any entity classified as a partnership for federal income tax purposes, the stock or debt of a taxable REIT subsidiary or the stock or debt of a qualified REIT subsidiary or other disregarded entity subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any single issuer’s outstanding voting securities (the “10% voting securities test”) or more than 10% of the value of any single issuer’s outstanding securities (the “10% value test”), subject to limited “safe harbor” exceptions.

•
No more than 25% (20% for taxable years beginning after December 31, 2017) of the value of our total assets can be represented by securities of taxable REIT subsidiaries (the “25% TRS Test” or after December 31, 2017, the “20% TRS Test”).

•	For taxable years beginning after December 31, 2015, the aggregate value of all unsecured debt instruments of Publicly Offered REITs that we hold may not exceed 25% of the value of our total assets.”

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

Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in such a case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “-Annual Distribution Requirements”. The corporate tax imposed on non-qualifying income would not apply to income that qualifies as “good REIT income,” such as a lease of qualified healthcare property to a taxable REIT subsidiary, where the taxable REIT subsidiary engages an “eligible independent contractor” to manage and operate the property.
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
Taxable REIT Subsidiaries

A taxable REIT subsidiary, or “TRS,” is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT directly and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. Notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the properties and instead engages an eligible independent contractor to manage them. We are permitted to own up to 100% of a TRS, subject to the 25% TRS Test (or 20% TRS Test, as applicable)but the Code imposes certain limits on the ability of the TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments received by us or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.
Annual Distribution Requirements

In order to be taxed as a REIT, we are required to distribute dividends (other than capital gain dividends) to our stockholders in an amount at least equal to the sum of (i) 90% of our “REIT taxable income” (computed without regard to the dividends paid deduction and our net capital gain) and (ii) 90% of the net income (after tax), if any, from foreclosure property, minus the sum of certain items of non-cash income. These dividends must be paid in the taxable year to which they relate, but may be paid in the following taxable year if (i) they are declared in October, November or December, payable to stockholders of record on a specified date in one of those months and actually paid during January of such following year or (ii) they are declared before we timely file our tax return for such year and paid on or before the first regular dividend payment after such declaration, and we elect on our federal income tax return for the prior year to have a specified amount of the subsequent dividend treated as paid in the prior year. To the extent we do not distribute all of our net capital gain or at least 90%, but less than 100%, of our REIT taxable income, as adjusted, we will be subject to tax on the undistributed amount at regular capital gains and ordinary corporate tax rates, except to the extent of our net operating loss or capital loss carryforwards. If we pay any Built-in Gains Taxes, those taxes will be deductible in computing REIT taxable income. Moreover, if we fail to distribute during each calendar year (or, in the case of distributions with declaration and record dates falling in the last three months of the calendar year, by the end of January following such year) at least the sum of 85% of our REIT ordinary income for such year, 95% of our REIT capital gain net income for such year (other than long-term capital gain we elect to retain and treat as having been distributed to stockholders), and any undistributed taxable income from prior periods, we will be subject to a 4% nondeductible excise tax on the excess of such required distribution over the amounts actually distributed.
We believe, but cannot assure you, that we have satisfied the annual distribution requirements for the year of our initial REIT election and each subsequent year through the year ended December 31, 2015. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2016 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
We have net operating loss carryforwards that we may use to reduce our annual distribution requirements. See “Note 13-Income Taxes” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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
If our election to be taxed as a REIT is revoked or terminated in any taxable year (e.g., due to a failure to meet the REIT qualification tests without qualifying for any applicable relief provisions), we would be subject to tax (including any applicable alternative minimum tax) on our taxable income at regular corporate rates (for all open tax years beginning with the year our REIT election is revoked or terminated), and we would not be required to make distributions to stockholders, nor would we be entitled to deduct any such distributions. All distributions to stockholders (to the extent of our current and accumulated earnings and profits) would be taxable as ordinary income, except to the extent such dividends are eligible for the qualified dividends rate generally available to non-corporate holders, and, subject to certain limitations, corporate stockholders would be eligible for the dividends received deduction. In addition, we would be prohibited from re-electing REIT status for the four taxable years following the year during which we ceased to qualify as a REIT, unless certain relief provisions of the Code applied. We cannot predict whether we would be entitled to such relief.
New Partnership Audit Rules
The recently enacted Bipartisan Budget Act of 2015 changes the rules applicable to U.S. federal income tax audits of partnerships. Under the new rules (which are generally effective for taxable years beginning after December 31, 2017), among other changes and subject to certain exceptions, any audit adjustment to items of income, gain, loss, deduction, or credit of a partnership (and any partner’s distributive share thereof) is determined, and taxes, interest, or penalties attributable thereto are assessed and collected, at the partnership level. Although it is uncertain how these new rules will be implemented, it is possible that they could result in partnerships in which we directly or indirect invest being required to pay additional taxes, interest and penalties as a result of an audit adjustment, and we, as a direct or indirect partner of these partnerships, could be required to bear the economic burden of those taxes, interest, and penalties even though we, as a REIT, may not otherwise have been required to pay additional corporate-level taxes had we owned the assets of the partnership directly. The changes created by these new rules are sweeping and in many respects dependent on the promulgation of future regulations or other guidance by the U.S. Treasury. You should consult with your tax advisors with respect to these changes and their potential impact on your investment in our common stock.
Federal Income Taxation of U.S. Stockholders

As used in this discussion, the term “U.S. Stockholder” refers to any beneficial owner of our stock that is, for U.S. federal income tax purposes, an individual who is a citizen or resident of the United States, a corporation created or organized in or under the laws of the United States, any state thereof or the District of Columbia, an estate the income of which must be included in gross income for U.S. federal income tax purposes regardless of its source, or a trust if (i) a U.S. court is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have authority to control all substantial decisions of the trust or (ii) the trust has elected under applicable U.S. Treasury Regulations to retain its pre-August 20, 1996 classification as a U.S. person. If an entity treated as a partnership for U.S. federal income tax purposes holds our stock, the tax treatment of a partner in the partnership will generally depend on the status of the partner and the activities of the partnership. Partners in partnerships holding our stock should consult their tax advisors. This section assumes the U.S. Stockholder holds our stock as a capital asset (that is, for investment).
Provided we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a long-term capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held our stock. The distributions we designate as capital gain dividends may not exceed our dividends paid for the taxable year, including dividends paid the following year that we treated as paid in the current year. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the U.S. Stockholder’s adjusted basis of our stock (determined on a share-by-share basis), but rather will reduce the U.S. Stockholder’s adjusted basis of our stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the U.S. Stockholder’s adjusted basis of our stock, such distributions will be included in income as capital gains and taxable at a rate that will depend on the U.S. Stockholder’s holding period for our stock. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or

December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year.
We may elect to treat all or a part of our undistributed net capital gain as if it had been distributed to our stockholders. If we so elect, our U.S. Stockholders would be required to include in their income as long-term capital gain their proportionate share of our undistributed net capital gain, as designated by us. Each U.S. Stockholder would be deemed to have paid its proportionate share of the income tax imposed on us with respect to such undistributed net capital gain, and this amount would be credited or refunded to the U.S. Stockholder. In addition, the U.S. Stockholder’s tax basis of our stock would be increased by its proportionate share of undistributed net capital gains included in its income, less its proportionate share of the income tax imposed on us with respect to such gains.
U.S. Stockholders may not include in their individual income tax returns any of our net operating losses or net capital losses. Instead, we may carry over those losses for potential offset against our future income, subject to certain limitations. Taxable distributions from us and gain from the disposition of our stock will not be treated as passive activity income, and, therefore, U.S. Stockholders generally will not be able to apply any “passive activity losses” (such as losses from certain types of limited partnerships in which the U.S. Stockholder is a limited partner) against such income. In addition, taxable distributions from us generally will be treated as investment income for purposes of the investment interest limitations.
We will notify stockholders after the close of our taxable year as to the portions of the distributions attributable to that year that constitute ordinary income, return of capital and capital gain. To the extent that a portion of the distribution is designated as a capital gain dividend, we will notify stockholders as to the portion that is a “20% rate gain distribution” and the portion that is an unrecaptured Section 1250 distribution. A 20% rate gain distribution is a capital gain distribution to U.S. Stockholders that are individuals, estates or trusts that is taxable at a maximum rate of 20%. An unrecaptured Section 1250 gain distribution is taxable to U.S. Stockholders that are individuals, estates or trusts at a maximum rate of 25%.
Taxation of U.S. Stockholders on the Disposition of Shares of Stock

In general, a U.S. Stockholder must treat any gain or loss realized upon a taxable disposition of our stock as long-term capital gain or loss if the U.S. Stockholder has held the stock for more than one year, and otherwise as short-term capital gain or loss. However, a U.S. Stockholder must treat any loss upon a sale or exchange of shares of our stock held for six months or less as a long-term capital loss to the extent of capital gain dividends and any other actual or deemed distributions from us which the U.S. Stockholder treats as long-term capital gain. All or a portion of any loss that a U.S. Stockholder realizes upon a taxable disposition of our stock may be disallowed if the U.S. Stockholder purchases other shares of our stock (or certain options to acquire our stock) within 30 days before or after the disposition.
Medicare Tax on Investment Income

Certain U.S. Stockholders who are individuals, estates or trusts and whose income exceeds certain thresholds are required to pay a 3.8% Medicare tax on dividends and certain other investment income, including capital gains from the sale or other disposition of our stock.
Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from U.S. federal income taxation but are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, a ruling published by the IRS states that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI, provided that the shares of the REIT are not otherwise used in an unrelated trade or business of the exempt employee pension trust. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI, and in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.

Special Tax Considerations for Non-U.S. Stockholders

As used herein, the term “Non-U.S. Stockholder” refers to any beneficial owner of our stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, is subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax” on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.
Distributions to Non-U.S. Stockholders that are not attributable to gain from sales or exchanges by us of U.S. real property interests and are not designated by us as capital gain dividends (or deemed distributions of retained capital gains) are treated as dividends of ordinary income to the extent that they are made out of our current or accumulated earnings and profits. Such distributions ordinarily are subject to a withholding tax equal to 30% of the gross amount of the distribution unless an applicable tax treaty reduces or eliminates that tax. Distributions in excess of our current and accumulated earnings and profits are not taxable to a Non-U.S. Stockholder to the extent that such distributions do not exceed the Non-U.S. Stockholder’s adjusted basis of our stock (determined on a share-by-share basis), but rather reduce the Non-U.S. Stockholder’s adjusted basis of our stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the Non-U.S. Stockholder’s adjusted basis of our stock, such distributions will give rise to tax liability if the Non-U.S. Stockholder would otherwise be subject to tax on any gain from the sale or disposition of our stock, as described below.
We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required IRS Form W-8BEN or IRS Form W-8BEN-E evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent properly claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.
For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 10% of our shares at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 10% of our shares will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and would be required to file a U.S. federal income tax return. Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a corporate Non-U.S. Stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S. Stockholder that owns more than 10% of our shares which is or could be designated as a capital gain dividend attributable to U.S. real property interests. Moreover, if we designate previously made distributions as capital gain dividends attributable to U.S. real property interests, subsequent distributions (up to the amount of such prior distributions) will be treated as capital gain dividends subject to FIRPTA withholding. This amount is creditable against the Non-U.S. Stockholder’s FIRPTA tax liability.
Distributions by us to a “qualified foreign pension fund,” within the meaning of Section 897(l) of the Code (“Qualified Foreign Pension Fund”), or any entity all of the interests of which are held by a Qualified Foreign Pension Fund, is exempt from FIRPTA, but may nonetheless be subject to U.S. federal dividend withholding tax unless an applicable tax treaty or Section 892 of the Code provides an exemption from such dividend withholding tax. Non-U.S. Stockholders who are Qualified Foreign Pension Funds should consult their tax advisors regarding the application of these rules.
If a Non-U.S. Stockholder does not own more than 10% of our shares at any time during the one-year period ending on the date of a distribution, any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return solely as a result of receiving such a distribution. In that case, the distribution will be treated as an ordinary dividend to that Non-U.S. Stockholder and taxed as an ordinary dividend that is not a capital gain distribution (and subject to withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our shares owned by a Non-U.S. Stockholder).
For so long as our stock continues to be regularly traded on an established securities market, the sale of such stock by any Non-U.S. Stockholder who is not a Ten Percent Non-U.S. Stockholder (as defined below) generally will not be subject to U.S. federal income tax (unless the Non-U.S. Stockholder is a nonresident alien individual who was present in the United States for more than 182 days during the taxable year of the sale and certain other conditions apply, in which case such gain (net of certain sources within the U.S., if any) will be subject to a 30% tax on a gross basis). A “Ten Percent Non-U.S. Stockholder” is a Non-U.S. Stockholder who, at some time during the five-year period preceding such sale or disposition, beneficially owned (including under certain attribution rules) more than 10% of the total fair market value of our stock (as outstanding from time to time).
In general, the sale or other taxable disposition of our stock by a Ten Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled REIT.” A REIT is a “domestically controlled REIT” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by Non-U.S. Stockholders. For purposes of determining whether a REIT is a domestically controlled qualified REIT, certain special rules apply including the rule that a person who at all applicable times holds less than 5 percent of a class of stock that is “regularly traded” is treated as a U.S. person unless the REIT has actual knowledge that such person is not a U.S. person. Because our common stock is publicly traded, we believe, but cannot assure you, that we currently qualify as a domestically controlled REIT, nor can we assure you that we will so qualify at any time in the future. If we do not constitute a domestically controlled REIT, a Ten Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). The sale or other taxable disposition of our stock by a Qualified Foreign Pension Fund, or any entity all of the interests of which are held by a Qualified Foreign Pension Fund, is exempt from U.S. tax irrespective of the level of its shareholding in us and of whether we are a domestically controlled REIT.
Special rules apply to certain collective investment funds that are “qualified shareholders” as defined in Section 897(k)(3) of the Code of a REIT.  Such investors, which include publicly traded vehicles that meet certain requirements, should consult with their own tax advisors prior to making an investment in our shares.
A 30% withholding tax will currently be imposed on dividends paid on our stock and will be imposed on gross proceeds from a sale or redemption of our stock paid after December 31, 2018 to (i) foreign financial institutions including non-U.S. investment funds, unless they agree to collect and disclose to the IRS information regarding their direct and indirect U.S. account holders and (ii) certain other foreign entities, unless they certify certain information regarding their direct and indirect U.S. owners.  To avoid withholding, foreign financial institutions will need to (i) enter into agreements with the IRS that state that they will provide the IRS information, including the names, addresses and taxpayer identification numbers of direct and indirect U.S. account holders, comply with due diligence procedures with respect to the identification of U.S. accounts, report to the IRS certain information with respect to U.S. accounts maintained, agree to withhold tax on certain payments made to non-compliant foreign financial institutions or to account holders who fail to provide the required information, and determine certain other information as to their account holders, or (ii) in the event that an applicable intergovernmental agreement and implementing legislation are adopted, provide local revenue authorities with similar account holder information or otherwise comply with the terms of the intergovernmental agreement and implementing legislation. Other foreign entities will need to either provide the name, address, and taxpayer identification number of each substantial U.S. owner or certifications of no substantial U.S. ownership unless certain exceptions apply or agree to provide certain information to other revenue authorities for transmittal to the IRS.
Information Reporting Requirements and Backup Withholding

Information returns may be filed with the IRS and backup withholding (at a rate of 28%) may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our stock by a stockholder, unless such stockholder is a corporation, non-U.S. person or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.

Backup withholding is not an additional tax. Rather, the U.S. federal income tax liability of persons subject to backup withholding will be offset by the amount of tax withheld. If backup withholding results in an overpayment of U.S. federal income taxes, a refund or credit may be obtained from the IRS, provided the required information is furnished timely thereto.
As a general matter, backup withholding and information reporting will not apply to a payment of the proceeds of a sale of our stock by or through a foreign office of a foreign broker. Information reporting (but not backup withholding) will apply, however, to a payment of the proceeds of a sale of our stock by a foreign office of a broker that is a U.S. person, a foreign partnership that engaged during certain periods in the conduct of a trade or business in the United States or more than 50% of whose capital or profit interests are owned during certain periods by U.S. persons, any foreign person that derives 50% or more of its gross income for certain periods from the conduct of a trade or business in the United States, or a “controlled foreign corporation” for U.S. tax purposes, unless the broker has documentary evidence in its records that the holder is a Non-U.S. Stockholder and certain other conditions are satisfied, or the stockholder otherwise establishes an exemption. Payment to or through a U.S. office of a broker of the proceeds of a sale of our stock is subject to both backup withholding and information reporting unless the stockholder certifies under penalties of perjury that the stockholder is a Non-U.S. Stockholder or otherwise establishes an exemption. A stockholder may obtain a refund of any amounts withheld under the backup withholding rules in excess of its U.S. federal income tax liability by timely filing the appropriate claim for a refund with the IRS.
Other Tax Consequences

State and Local Taxes

We and our stockholders may be subject to taxation by various states and localities, including those in which we or a stockholder transact business, own property or reside. State and local tax treatment may differ from the U.S. federal income tax treatment described above. Consequently, stockholders should consult their own tax advisers regarding the effect of state and local tax laws, in addition to federal, foreign and other tax laws, in connection with an investment in our stock.
Possible Legislative or Other Actions Affecting Tax Consequences

You should recognize that future legislative, judicial and administrative actions or decisions, which may be retroactive in effect, could adversely affect our federal income tax treatment or the tax consequences of an investment in shares of our stock. The rules dealing with U.S. federal income taxation are continually under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department, resulting in statutory changes as well as promulgation of new, or revisions to existing, regulations and revised interpretations of established concepts. We cannot predict the likelihood of passage of any new tax legislation or other provisions, either directly or indirectly, affecting us or our stockholders or the value of an investment in our stock. Changes to the tax laws, such as the Protecting Americans From Tax Hikes Act of 2015 enacted on December 18, 2015 or the Bipartisan Budget Act of 2015 enacted on November 2, 2015, or interpretations thereof by the IRS and the Treasury, with or without retroactive application, could materially and adversely affect us or our stockholders.
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
As of December 31, 2015, Atria and Sunrise, collectively, managed 268 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
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
Our leases with Brookdale Senior Living, Kindred and Ardent account for a significant portion of our triple-net leased properties segment revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to satisfy its obligations under our agreements could have a Material Adverse Effect on us.
The properties we lease to Brookdale Senior Living, Kindred and Ardent account for a significant portion of our triple-net leased properties segment revenues and NOI, and because our leases with Brookdale Senior Living and Ardent and the Kindred Master Leases are triple-net leases, we depend on Brookdale Senior Living, Kindred and Ardent to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a Material Adverse Effect on us. In addition, any failure by Brookdale Senior Living, Kindred or Ardent to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have a Material Adverse Effect on us. Brookdale Senior Living, Kindred and Ardent have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.
We face potential adverse consequences of bankruptcy or insolvency by our tenants, operators, borrowers, managers and other obligors.
We are exposed to the risk that our tenants, operators, borrowers, managers or other obligors may become bankrupt or insolvent. Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us or upon the occurrence of certain insolvency events, federal laws afford certain rights to a party that has filed for bankruptcy or reorganization. For example, a debtor-lessee may reject our lease in a bankruptcy proceeding, in which case our claim against the debtor-lessee for unpaid and future rents would be limited by the statutory cap of the U.S. Bankruptcy Code. This statutory cap could be substantially less than the remaining rent actually owed under the lease, and any claim we have for unpaid rent might not be paid in full. In addition, a debtor-lessee may assert in a bankruptcy proceeding that our lease should be re-characterized as a financing agreement, in which case our rights and remedies as a lender, compared to a landlord, generally would be more limited. If a debtor-manager seeks bankruptcy protection, the automatic stay provisions of the U.S. Bankruptcy Code would preclude us from enforcing our remedies against the manager unless relief is first obtained from the court having jurisdiction over the bankruptcy case. In any of these events, we also may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of our properties, avoid the imposition of liens on our properties or transition our properties to a new tenant, operator or manager.

We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.
We are parties to long-term management agreements pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 268 of our seniors housing communities as of December 31, 2015. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
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
We cannot predict whether our tenants will renew existing leases beyond their current term. If our leases with Brookdale Senior Living or Ardent, the Kindred Master Leases or any of our other triple-net leases are not renewed, we would attempt to reposition those properties with another tenant or operator. In case of non-renewal, we generally have one year prior to expiration of the lease term to arrange for repositioning of the properties and our tenants are required to continue to perform all of their obligations (including the payment of all rental amounts) for the non-renewed assets until such expiration. However, following expiration of a lease term or if we exercise our right to replace a tenant or operator in default, rental payments on the related properties could decline or cease altogether while we reposition the properties with a suitable replacement tenant or operator. We also might not be successful in identifying suitable replacements or entering into leases or other arrangements with new tenants or operators on a timely basis or on terms as favorable to us as our current leases, if at all, and we may be required to fund certain expenses and obligations (e.g., real estate taxes, debt costs and maintenance expenses) to preserve the value of, and avoid the imposition of liens on, our properties while they are being repositioned. In addition, we may incur certain obligations and liabilities, including obligations to indemnify the replacement tenant or operator, which could have a Material Adverse Effect on us.
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
Market conditions, including, but not limited to, interest rates and credit spreads, the availability of credit and the actual and perceived state of the real estate markets and public capital markets generally could negatively impact our business, results of operations, and financial condition.
 The markets in which we operate are affected by a number of factors that are largely beyond our control but may nevertheless have a significant negative impact on us. These factors include, but are not limited to:

•	Interest rates and credit spreads;

•	The availability of credit, including the price, terms and conditions under which it can be obtained; and

•	The actual and perceived state of the real estate market, the market for dividend-paying stocks and public capital markets in general.
In addition, increased inflation may have a pronounced negative impact on the interest expense we pay in connection with our outstanding indebtedness and our general and administrative expenses, as these costs could increase at a rate higher than our rents.
        Deflation may result in a decline in general price levels, often caused by a decrease in the supply of money or credit. The predominant effects of deflation are high unemployment, credit contraction and weakened consumer demand. Restricted lending practices may impact our ability to obtain financing for our properties, which could adversely impact our growth and profitability.
Our ongoing strategy depends, in part, upon future investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets, and we may not be successful in identifying and consummating these transactions.
An important part of our business strategy is to continue to expand and diversify our portfolio through accretive acquisition, investment, development and redevelopment opportunities in domestic and international seniors housing and healthcare properties. Our execution of this strategy by successfully identifying, securing and consummating beneficial transactions is made more challenging by increased competition and can be affected by many factors, including our relationships with current and prospective clients, our ability to obtain debt and equity capital at costs comparable to or better than our competitors and lower than the yield we earn on our acquisitions or investments, and our ability to negotiate favorable terms with property owners seeking to sell and other contractual counterparties. Our competitors for these opportunities include other healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. See “Business—Competition” included in Item 1 of this Annual Report on Form 10-K. If we are unsuccessful at identifying and capitalizing on investment, acquisition, development and redevelopment opportunities, our growth and profitability may be adversely affected.
Investments in and acquisitions of seniors housing and healthcare properties entail risks associated with real estate investments generally, including risks that the investment will not achieve expected returns, that the cost estimates for necessary property improvements will prove inaccurate or that the tenant, operator or manager will fail to meet performance expectations. Investments outside the United States raise legal, economic and market risks associated with doing business in foreign countries, such as currency exchange fluctuations, costly regulatory requirements and foreign tax risks. Domestic and international real estate development and redevelopment projects present additional risks, including construction delays or cost overruns that increase expenses, the inability to obtain required zoning, occupancy and other governmental approvals and permits on a timely basis, and the incurrence of significant costs prior to completion of the project. Furthermore, healthcare properties are often highly customized and the development or redevelopment of such properties may require costly tenant-specific improvements. As a result, we cannot assure you that we will achieve the economic benefit we expect from acquisition, investment, development and redevelopment opportunities.
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
If the liabilities we assume in connection with acquisitions, including indemnification obligations in favor of third parties, are greater than expected, or if there are unknown liabilities, our business could be materially and adversely affected.
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
In addition, we have now, and may have in the future, certain surviving indemnification obligations in favor of third parties under the terms of acquisition agreements to which we are a party.  Most of these indemnification obligations will be capped as to amount and survival period, and we do not believe that these obligations will be material in the aggregate.  However, there can be no assurances as to the ultimate amount of such obligations or whether such obligations will have a Material Adverse Effect on us.
Our future results will suffer if we do not effectively manage the expansion of our hospital portfolio and operations following the acquisition of AHS.
As a result of our acquisition of AHS, we entered into the general acute care hospital sector. Part of our long-term business strategy involves expanding our hospital portfolio through additional acquisitions. Both the asset management of our existing general acute care hospital portfolio and such additional acquisitions may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new investments into our existing business in an efficient and timely manner, successfully monitor the operations, costs, regulatory compliance and service quality of our operators and leverage our relationships with Ardent and other operators of hospitals. It is possible that our expansion or acquisition opportunities within the general acute care hospital sector will not be successful, which could adversely impact our growth and future results.
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
Our senior living operating assets and MOBs expose us to various operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our senior living operations or MOB operations reportable business segments, which could have a Material Adverse Effect on us.
Our ownership of properties outside the United States exposes us to different risks than those associated with our domestic properties.
Our current or future ownership of properties outside the United States subjects us to risks that may be different or greater than those we face with our domestic properties. These risks include, but are not limited to:

•	Challenges with respect to repatriation of foreign earnings and cash;

•	Foreign ownership restrictions with respect to operations in countries in which we own properties;

•	Regional or country-specific business cycles and economic instability;

•	Challenges of complying with a wide variety of foreign laws and regulations, including those relating to real estate, corporate governance, operations, taxes, employment and legal proceedings;

•	Differences in lending practices and the willingness of domestic or foreign lenders to provide financing; and

•	Failure to comply with applicable laws and regulations in the United States that affect foreign operations, including, but not limited to, the U.S. Foreign Corrupt Practices Act.
Increased construction and development in the markets in which our seniors housing communities and MOBs are located could adversely affect our future occupancy rates, operating margins and profitability.
Limited barriers to entry in the seniors housing and MOB industries could lead to the development of new seniors housing communities or MOBs that outpaces demand. In particular, data published by the National Investment Center for Seniors Housing & Care has indicated that seniors housing construction starts have been increasing and deliveries on seniors housing communities will accelerate in 2016, especially in certain geographic markets. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could have a Material Adverse Effect on us.
We have now, and may have in the future, exposure to contingent rent escalators, which could hinder our growth and profitability.
We derive a significant portion of our revenues from leasing properties pursuant to long-term triple-net leases that generally provide for fixed rental rates, subject to annual escalations. In certain cases, the annual escalations are contingent upon the achievement of specified revenue parameters or based on changes in CPI, with caps and floors. If, as a result of weak economic conditions or other factors, the properties subject to these leases do not generate sufficient revenue to achieve the specified rent escalation parameters or CPI does not increase, our growth and profitability may be hindered. If strong economic conditions result in significant increases in CPI, but the escalations under our leases are capped, our growth and profitability also may be limited.
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
Some of our loan investments are subordinated to loans held by third parties.
Our mezzanine loan investments are subordinated to senior secured loans held by other investors that encumber the same real estate. If a senior secured loan is foreclosed, that foreclosure would extinguish our rights in the collateral for our mezzanine loan. In order to protect our economic interest in that collateral, we would need to be prepared, on an expedited basis, to advance funds to the senior lenders in order to cure defaults under the senior secured loans and prevent such a foreclosure. If a senior secured loan has matured or has been accelerated, then in order to protect our economic interest in the collateral, we would need to be prepared, on an expedited basis, to purchase or pay off that senior secured loan, which could require an infusion of fresh capital as large or larger than our initial investment. Our ability to sell or syndicate a mezzanine loan could be limited by transfer restrictions in the intercreditor agreement with the senior secured lenders. Our ability to negotiate modifications to the mezzanine loan documents with our borrowers could be limited by restrictions on modifications in the intercreditor agreement. Since mezzanine loans are typically secured by pledges of equity rather than direct liens on real estate, our mezzanine loan investments are more vulnerable than our mortgage loan investments to losses caused by competing creditor claims, unauthorized transfers, or bankruptcies.
Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement.
Regulation of the long-term healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, and financial and other arrangements that may be entered into by healthcare providers. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.
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

Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.
The healthcare industry trend away from a traditional fee for service reimbursement model towards value-based payment approaches may negatively impact certain of our tenants’ revenues and profitability
Certain of our tenants, specifically those providers in the post-acute and general acute care hospital space, are subject to the broad trend in the healthcare industry toward value-based purchasing of healthcare services. These value-based purchasing programs include both public reporting of quality data and preventable adverse events tied to the quality and efficiency of care provided by facilities. Medicare and Medicaid require healthcare facilities, including hospitals and skilled nursing facilities, to report certain quality data to receive full reimbursement updates. In addition Medicare does not reimburse for care related to certain preventable adverse events (also called “never events”). Many large commercial payors currently require healthcare facilities to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
Recently, HHS indicated that it is particularly focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatment. Examples of alternative payment models include bundled-payment arrangements. It is unclear whether such models will successfully coordinate care and reduce costs or whether they will decrease reimbursement. The value-based purchasing trend is not limited to the public sector. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a Material Adverse Effect on us.
If controls imposed on certain of our tenants who provide healthcare services that are reimbursed by Medicare, Medicaid and other third-party payors to reduce admissions and length of stay affect inpatient volumes at our healthcare facilities, the financial condition or results of operations of those tenants could be adversely affected.
Controls imposed by Medicare, Medicaid and commercial third-party payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization reviews,” have affected and are expected to continue to affect certain of our healthcare facilities, specifically our acute care hospitals and post-acute facilities. Utilization review entails the review of the admission and course of treatment of a patient by managed care plans. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required preadmission authorization and utilization review and by payor pressures to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Efforts to impose more stringent cost controls and reductions are expected to continue, which could negatively impact the financial condition of our tenants who provide healthcare services in our hospitals and post-acute facilities. If so, this could adversely affect these tenants’ ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a Material Adverse Effect on us.

The implementation of new patient criteria for LTACs will change the basis upon which certain of our tenants are reimbursed by Medicare, which could adversely affect those tenants’ revenues and profitability.

As part of the Pathway for SGR Reform Act of 2013 enacted on December 26, 2013, Congress adopted various legislative changes impacting LTACs. These legislative changes create new Medicare criteria and payment rules for LTACs, and could have a material adverse impact on the revenues and profitability of the tenants of our LTACs. This material adverse impact could, in turn, negatively affect those tenants’ ability and willingness to comply with the terms of their leases with us or renew those leases upon expiration, which could have a Material Adverse Effect on us.
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
Our development and redevelopment projects, including projects undertaken through our joint ventures, may not yield anticipated returns.
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
If any of the risks described above occur, our development and redevelopment projects, including projects undertaken through our joint ventures, may not yield anticipated returns, which could have a Material Adverse Effect on us.

Our investments in joint ventures and unconsolidated entities could be adversely affected by our lack of sole decision-making authority, our reliance on our joint venture partners’ financial condition, any disputes that may arise between us and our joint venture partners, and our exposure to potential losses from the actions of our joint venture partners.
As of December 31, 2015, we owned 34 MOBs, 15 seniors housing communities and one LTAC through consolidated joint ventures, and we had ownership interests ranging between 5% and 25% in seven MOBs, 20 seniors housing communities and 14 skilled nursing facilities through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria and a 9.9% interest in Ardent as of December 31, 2015. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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
Assisted and independent living services generally are not reimbursable under government reimbursement programs, such as Medicare and Medicaid. A large majority of the resident fee revenues generated by our senior living operations, therefore, are derived from private pay sources consisting of the income or assets of residents or their family members. In light of the significant expense associated with building new properties and staffing and other costs of providing services, typically only seniors with income or assets that meet or exceed the comparable region median can afford the daily resident and care fees at our seniors housing communities, and a weak economy, depressed housing market or changes in demographics could adversely affect their continued ability to do so. If the managers of our seniors housing communities are unable to attract and retain seniors that have sufficient income, assets or other resources to pay the fees associated with assisted and independent living services, the occupancy rates, resident fee revenues and results of operations of our senior living operations could decline, which, in turn, could have a Material Adverse Effect on us.
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
Significant legal actions or regulatory proceedings could subject us or our tenants, operators and managers to increased operating costs and substantial uninsured liabilities, which could materially adversely affect our or their liquidity, financial condition and results of operations.
From time to time, we may be subject to claims brought against us in lawsuits and other legal or regulatory proceedings arising out of our alleged actions or the alleged actions of our tenants, operators and managers for which such tenants, operators and managers may have agreed to indemnify, defend and hold us harmless. An unfavorable resolution of any such litigation or proceeding could materially adversely affect our or their liquidity, financial condition and results of operations and have a Material Adverse Effect on us.
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
The occurrence of cyber incidents could disrupt our operations, result in the loss of confidential information and/or damage our business relationships and reputation.
As our reliance on technology has increased, our business is subject to greater risk from cyber incidents, including attempts to gain unauthorized access to our or our managers’ systems to disrupt operations, corrupt data or steal confidential information, and other electronic security breaches.  While we and our managers have implemented measures to help mitigate these threats, such measures cannot guarantee that we will be successful in preventing a cyber incident.  The occurrence of a cyber incident could disrupt our operations, or the operations of our managers, compromise the confidential information of our employees or the residents in our seniors housing communities, and/or damage our business relationships and reputation.
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
Failure to maintain effective internal controls could harm our business, results of operations and financial condition.
Pursuant to the Sarbanes-Oxley Act of 2002, we are required to provide a report by management on internal control over financial reporting, including management’s assessment of the effectiveness of such control. Because of its inherent limitations, including the possibility of human error, the circumvention or overriding of controls, or fraud, effective internal controls over financial reporting may not prevent or detect misstatement and can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If we fail to maintain the adequacy of our internal controls over financial reporting and our operating internal controls, including any failure to implement required new or improved controls as a result of changes to our business or otherwise, or if we experience difficulties in their implementation, our business, results of operations and financial condition could be materially adversely harmed and we could fail to meet our reporting obligations.
Economic and other conditions that negatively affect geographic locations to which a greater percentage of our NOI is attributed could adversely affect our financial results.
For the year ended December 31, 2015, approximately 37.7% of our total NOI (excluding amounts in discontinued operations) was derived from properties located in California (14.7%), Texas (6.7%), New York (6.0%), Illinois (5.5%), and Florida (4.8%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
We may be adversely affected by fluctuations in currency exchange rates.
Our ownership of properties in Canada and the United Kingdom currently subjects us to fluctuations in the exchange rates between U.S. dollars and Canadian dollars or the British pound, which may, from time to time, impact our financial condition and results of operations. If we continue to expand our international presence through investments in, or acquisitions or development of, seniors housing or healthcare assets outside the United States, Canada or the United Kingdom, we may transact business in other foreign currencies. Although we may pursue hedging alternatives, including borrowing in local currencies, to protect against foreign currency fluctuations, we cannot assure you that such fluctuations will not have a Material Adverse Effect on us.

Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2015, we had approximately $11.2 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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
ITEM 1B.    Unresolved Staff Comments
None.
ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2015, we had $2.0 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 157 of our properties. Excluding those portions attributed to our joint venture and operating partners, our share of mortgage loan indebtedness outstanding was $1.9 billion.

The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2015 (including properties owned through investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		Skilled Nursing Facilities		MOBs		Specialty Hospitals		General Acute Care
Geographic Location	Number of Properties	Units	Number of Properties	Licensed Beds	Number of Properties	Square Feet	Number of Properties	Licensed Beds	Number of Properties	Licensed Beds
Alabama	6	371	—	—	4	468,887	—	—	—	—
Arizona	28	2,608	—	—	13	829,451	3	169	—	—
Arkansas	4	262	—	—	1	4,596	—	—	—	—
California	86	9,650	4	483	25	2,126,221	6	503	—	—
Colorado	19	1,723	2	190	13	890,907	1	68	—	—
Connecticut	14	1,623	—	—	—	—	—	—	—	—
District of Columbia	—	—	—	—	2	101,580	—	—	—	—
Florida	51	4,772	—	—	19	583,081	6	511	—	—
Georgia	20	1,743	1	162	19	1,495,644	—	—	—	—
Idaho	1	70	6	513	—	—	—	—	—	—
Illinois	25	2,938	1	82	37	1,543,686	4	430	—	—
Indiana	11	964	8	1,109	22	1,556,964	1	59	—	—
Kansas	9	540	—	—	1	32,540	—	—	—	—
Kentucky	10	919	3	377	4	172,977	1	384	—	—
Louisiana	1	58	—	—	5	361,372	1	168	—	—
Maine	6	445	—	—	—	—	—	—	—	—
Maryland	5	360	—	—	2	82,663	—	—	—	—
Massachusetts	19	2,104	9	1,045	—	—	2	109	—	—
Michigan	24	1,560	—	—	14	599,339	—	—	—	—
Minnesota	18	1,017	—	—	5	353,200	—	—	—	—
Mississippi	—	—	—	—	1	50,575	—	—	—	—
Missouri	2	153	—	—	20	1,096,009	2	227	—	—
Montana	2	209	2	276	—	—	—	—	—	—
Nebraska	1	135	—	—	—	—	—	—	—	—
Nevada	4	462	—	—	5	415,629	1	52	—	—
New Hampshire	1	125	1	290	—	—	—	—	—	—
New Jersey	13	1,184	1	153	3	36,664	—	—	—	—
New Mexico	5	589	—	—	—	—	2	123	4	544
New York	42	4,630	—	—	4	243,535	—	—	—	—
North Carolina	23	2,242	3	297	20	759,422	1	124	—	—
North Dakota	2	115	—	—	1	114,000	—	—	—	—
Ohio	22	1,417	6	907	28	1,221,287	1	50	—	—
Oklahoma	8	463	—	—	—	—	1	59	4	924
Oregon	29	2,574	—	—	1	105,375	—	—	—	—
Pennsylvania	32	2,455	4	620	10	877,878	2	115	—	—
Rhode Island	6	596	—	—	—	—	—	—	—	—
South Carolina	5	388	—	—	20	1,103,828	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—
Tennessee	18	1,467	—	—	11	404,511	1	49	—	—
Texas	52	4,014	—	—	22	1,330,987	10	657	1	445
Utah	3	321	—	—	—	—	—	—	—	—
Vermont	—	—	1	144	—	—	—	—	—	—
Virginia	8	658	3	432	5	231,463	—	—	—	—
Washington	25	2,441	8	737	10	578,975	—	—	—	—
West Virginia	2	117	4	326	—	—	—	—	—	—
Wisconsin	69	2,958	—	—	21	1,104,558	—	—	—	—
Wyoming	2	168	—	—	—	—	—	—	—	—
Total U.S.	737	63,790	67	8,143	368	20,877,804	46	3,857	9	1,913
Canada	41	4,493	—	—	—	—	—	—	—	—
United Kingdom	10	663	—	—	—	—	—	—	3	121
Total	788	68,946	67	8,143	368	20,877,804	46	3,857	12	2,034

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
As previously disclosed, in July 2014, we voluntarily contacted the SEC to advise it of the determination by our former registered public accounting firm, Ernst & Young LLP (“EY”), that it was not independent of us due solely to an inappropriate personal relationship between an EY partner, who until June 30, 2014 was the lead audit partner on our 2014 audit and quarterly review and was previously an audit engagement partner on our 2013 and 2012 audits, and an individual in a financial reporting oversight role at our company. We have cooperated with the SEC and intend to continue to do so with respect to its inquiries related to this matter. At this time, the matter is ongoing and we cannot reasonably assess its timing or outcome.
ITEM 4.    Mine Safety Disclosures
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

	Sales Price of Common Stock		Dividends Declared
	High	Low
2014
First Quarter	$63.67	$56.79	$0.725
Second Quarter	68.40	61.29	0.725
Third Quarter	66.04	60.70	0.725
Fourth Quarter	74.44	62.48	0.79
2015
First Quarter	$80.95	$69.12	$0.79
Second Quarter	76.90	61.82	0.79
Third Quarter	68.52	52.66	0.73
Fourth Quarter	58.38	49.68	0.73
As of February 10, 2016, we had 336,070,352 shares of our common stock outstanding held by approximately 5,102 stockholders of record.
Dividends and Distributions
We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 12, 2016, our Board of Directors declared the first quarterly installment of our 2016 dividend on our common stock in the amount of $0.73 per share, payable in cash on March 31, 2016 to stockholders of record on March 7, 2015. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2016. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.

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
Prior to its suspension in July 2014, our stockholders were entitled to reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), subject to the terms of the plan. See “Note 17—Permanent and Temporary Equity” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.
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
Stock Repurchases
The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2015:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	—	$—
November 1 through November 30	1,023	$49.68
December 1 through December 31	164	$56.43

(1)
Repurchases represent shares withheld to pay taxes on the vesting of restricted stock granted to employees under our 2006 Incentive Plan or 2012 Incentive Plan or restricted stock units granted to employees under the Nationwide Health Properties, Inc. (“NHP”) 2005 Performance Incentive Plan and assumed by us in connection with our acquisition of NHP. The value of the shares withheld is the closing price of our common stock on the date the vesting or exercise occurred (or, if not a trading day, the immediately preceding trading day) or the fair market value of our common stock at the time of the exercise, as the case may be.

Unregistered Sales of Equity Securities
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

Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2010 through December 31, 2015, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2010 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015
Ventas	$100	$109.77	$134.26	$124.00	$162.35	$153.33
NYSE Composite Index	$100	$96.43	$112.11	$141.71	$151.44	$145.40
Composite REIT Index	$100	$107.30	$128.47	$131.48	$167.28	$170.71
S&P 500 Index	$100	$102.11	$118.44	$156.78	$178.22	$180.67

ITEM 6.    Selected Financial Data
You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 of this Annual Report on Form 10-K and our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as acquisitions, dispositions, changes in accounting policies and other items may impact the comparability of the financial data.

	As of and For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,346,046	$1,138,457	$1,036,356	$894,495	$596,445
Resident fees and services	1,811,255	1,552,951	1,406,005	1,227,124	865,800
Interest expense	367,114	292,065	249,009	199,801	114,492
Property-level operating expenses	1,383,640	1,195,388	1,109,925	966,812	645,082
General, administrative and professional fees	128,035	121,738	115,083	98,489	74,529
Income from continuing operations attributable to common stockholders, including real estate dispositions	406,740	376,032	374,338	202,159	323,007
Discontinued operations	11,103	99,735	79,171	160,641	41,486
Net income attributable to common stockholders	417,843	475,767	453,509	362,800	364,493
Per Share Data
Income from continuing operations attributable to common stockholders, including real estate dispositions:
Basic	$1.23	$1.28	$1.28	$0.69	$1.42
Diluted	$1.22	$1.26	$1.27	$0.68	$1.40
Net income attributable to common stockholders:
Basic	$1.26	$1.62	$1.55	$1.24	$1.60
Diluted	$1.25	$1.60	$1.54	$1.23	$1.58
Dividends declared per common share	$3.04	$2.965	$2.74	$2.48	$2.30
Other Data
Net cash provided by operating activities	$1,391,767	$1,254,845	$1,194,755	$992,816	$773,197
Net cash used in investing activities	(2,423,692)	(2,055,040)	(1,282,760)	(2,169,689)	(997,439)
Net cash provided by (used in) financing activities	1,030,122	758,057	114,996	1,198,914	248,282
FFO (1)	1,365,408	1,273,680	1,208,458	1,024,567	824,851
Normalized FFO (1)	1,493,683	1,330,018	1,220,709	1,120,225	776,963
Balance Sheet Data
Real estate investments, at cost	$23,802,454	$20,196,770	$19,798,805	$19,745,607	$17,830,262
Cash and cash equivalents	53,023	55,348	57,690	67,908	45,807
Total assets	22,261,918	21,165,913	18,706,921	18,980,000	17,271,910
Senior notes payable and other debt	11,206,996	10,844,351	8,295,908	8,413,646	6,429,116
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

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions, divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO (or either measure adjusted for non-cash items) should not be considered as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO (or either measure adjusted for non-cash items) necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.
ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2015 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.
Corporate and Operating Environment
We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development. We are an S&P 500 company and currently headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2015, we leased a total of 607 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 304 of our seniors housing communities (excluding properties classified as held for sale) for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”), leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 76 properties and ten properties, respectively, as of December 31, 2015.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to seniors housing and healthcare operators or properties.
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. See “Note 20—Segment Information” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2015, our consolidated portfolio included 100% ownership interests in 1,190 properties and controlling joint venture interests in 50 properties, and we had non-controlling ownership interests in 41 properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 79 MOBs as of December 31, 2015.
We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of: (1) generating reliable and growing cash flows; (2) maintaining a balanced, diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time all impact our access to and cost of external capital. For that reason, we generally attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At December 31, 2015, 19.3% of our consolidated debt (excluding debt related to properties classified as held for sale) was variable rate debt.
2015 Highlights and Other Recent Developments
Investments and Dispositions

•
In January 2015, we acquired American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties to our portfolio. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock at $78.00 per share and 1.1 million limited partnership units.

•
On August 4, 2015, we completed our acquisition of Ardent Medical Services, Inc. (“AHS”) and simultaneous separation and sale of the Ardent hospital operating company (Ardent Health Partners, LLC, together with its subsidiaries “Ardent”) to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us. As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion.. At closing, we paid $26.3 million for our 9.9% interest in Ardent, which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate hospitals and other real estate we acquired.

•
During 2015, we made other investments totaling approximately $611.7 million, including the acquisition of eleven triple-net leased properties; eleven MOBs; and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off (as defined below)).

•	During 2015, we sold 39 triple-net leased properties and 26 MOBs for aggregate consideration of $541.0 million, including a $6.0 million lease termination fee.

•	During 2015, we received aggregate proceeds of $173.8 million in final repayment of loans receivable and sales of bonds we held, and recognized gains aggregating $7.7 million.
Capital and Dividends

•
In January 2015, we issued and sold 3,750,202 shares of common stock under our previous “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. Through the remainder of 2015 and in the first quarter of 2016 we have issued and sold a total of 5,084,302 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $297.0 million, after sales agent commissions of $4.5 million.

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

•	In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 1.0 basis points (the “Ardent Term Loan”). The term loan matures in 2020.

•
In 2015, we repaid $305.0 million of our unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees. Also, in May 2015, we repaid in full, at par, $234.4 million aggregate principal amount then outstanding of our 6% senior notes due 2015.

•
In 2015, we paid an annual cash dividend on our common stock of $3.04 per share. On August 17, 2015, we also distributed a stock dividend of one Care Capital Properties, Inc. (“CCP”) common share for every four shares of Ventas common stock held as of the distribution record date of August 10, 2015. The stock dividend was valued at $8.51 per Ventas share based on the opening price of CCP stock on its first day of regular-way trading on the New York Stock Exchange.

•
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap. The maturity date of the Ardent Term Loan is also August 3, 2020.

Spin-Off

•
In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations for all periods presented in this Annual Report on Form 10-K.

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
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on the presumption of control of the limited partnership by the sole general partner when an investor becomes the sole general partner, and we perform a reassessment when there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
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
Our method for recording the purchase price to acquired investments in real estate requires us to make subjective assessments for determining fair value of the assets acquired and liabilities assumed. This includes determining the value of the buildings, land and improvements, construction in progress, ground leases, tenant improvements, in-place leases, above and/or below market leases, purchase option intangible assets and/or liabilities, and any debt assumed. These estimates require significant judgment and in some cases involve complex calculations. These assessments directly impact our results of operations, as amounts estimated for certain assets and liabilities have different depreciation or amortization lives. In addition, we amortize the value assigned to above and/or below market leases as a component of revenue, unlike in-place leases and other intangibles, which we include in depreciation and amortization in our Consolidated Statements of Income.
We estimate the fair value of buildings acquired on an as-if-vacant basis, or replacement cost basis, and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analysis of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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
In connection with a business combination, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable relative to market conditions on the acquisition date, we recognize an intangible asset or liability, as applicable, at fair value and amortize that asset or liability (excluding purchase option intangibles) to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired in connection with a business combination by discounting the estimated future cash flows using current interest rates at which similar loans on the same terms with the same length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.
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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill (if necessary based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable and investments, net or other assets, in the case of non-mortgage loans receivable) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
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
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, we generally are not subject to federal income tax on net income that we distribute to our stockholders, provided that we continue to qualify as a REIT. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries” (“TRSs”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Certain foreign subsidiaries are subject to foreign income tax, although they did not elect to be treated as TRSs.
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
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit (expense).
Recently Issued or Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Also in August 2015, the FASB issues ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and 2015-15 for the quarter ended September 30, 2015. There were deferred financing costs of $69.1 million and $60.3 million as of December 31, 2015 and 2014, respectively that are now classified within senior notes payable and other debt on our Consolidated Balance Sheets.

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
Results of Operations
As of December 31, 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Years Ended December 31, 2015 and 2014
The table below shows our results of operations for the years ended December 31, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$784,234	$679,112	$105,122	15.5%
Senior Living Operations	601,840	516,395	85,445	16.5
MOB Operations	399,891	310,515	89,376	28.8
All Other	89,176	54,048	35,128	65.0
Total segment NOI	1,875,141	1,560,070	315,071	20.2
Interest and other income	1,052	4,263	(3,211)	(75.3)
Interest expense	(367,114)	(292,065)	(75,049)	(25.7)
Depreciation and amortization	(894,057)	(725,216)	(168,841)	(23.3)
General, administrative and professional fees	(128,035)	(121,738)	(6,297)	(5.2)
Loss on extinguishment of debt, net	(14,411)	(5,564)	(8,847)	(>100)
Merger-related expenses and deal costs	(102,944)	(43,304)	(59,640)	(>100)
Other	(17,957)	(25,743)	7,786	30.2
Income before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	351,675	350,703	972	0.3
Loss from unconsolidated entities	(1,420)	(139)	(1,281)	(>100)
Income tax benefit	39,284	8,732	30,552	>100
Income from continuing operations	389,539	359,296	30,243	8.4
Discontinued operations	11,103	99,735	(88,632)	(88.9)
Gain on real estate dispositions	18,580	17,970	610	3.4
Net income	419,222	477,001	(57,779)	(12.1)
Net income attributable to noncontrolling interest	1,379	1,234	(145)	(11.8)
Net income attributable to common stockholders	$417,843	$475,767	(57,924)	(12.2)
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$779,801	$674,547	$105,254	15.6%
Other services revenue	4,433	4,565	(132)	(2.9)
Segment NOI	$784,234	$679,112	105,122	15.5

Triple-net leased properties segment NOI increased in 2015 over the prior year primarily due to rent from the properties we acquired during 2015 and 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not have a direct impact on our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2015 for the trailing 12 months ended September 30, 2015 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2014 for the trailing 12 months ended September 30, 2014.

	Number of Properties at December 31, 2015 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2015 (1)	Number of Properties at December 31, 2014 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2014 (1)
Seniors Housing Communities	453	88.2%	448	88.3%
Skilled Nursing Facilities	53	81.4	281	79.6
Specialty Hospitals	46	57.8	47	56.6
General Acute Care Hospitals	12	50.6	—	—

(1)
Excludes properties included in discontinued operations during 2015 and properties classified as held for sale as of December 31, 2015, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the years ended December 31, 2015 and 2014, respectively, including properties acquired as part of the 2015 AHS acquisition, and properties that transitioned operators for which we do not have eight full quarters of results subsequent to the transition.

The following table compares results of continuing operations for our 507 same-store triple-net leased properties. Throughout this discussion, “same-store” refers to properties that we owned for the full period in both comparison periods.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$646,426	$617,886	$28,540	4.6%
Other services revenue	4,433	4,565	(132)	(2.9)
Segment NOI	$650,859	$622,451	28,408	4.6
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,811,255	$1,552,951	$258,304	16.6%
Less:
Property-level operating expenses	(1,209,415)	(1,036,556)	(172,859)	(16.7)
Segment NOI	$601,840	$516,395	85,445	16.5

Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in 2015 over the prior year primarily due to seniors housing communities we acquired during 2015 and 2014, including the 2015 HCT acquisition and the 2014 acquisition of 29 seniors housings communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”).
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased year over year primarily due to the acquired properties described above, increases in salaries, repairs & maintenance costs, real estate taxes and higher management fees primarily due to increased revenues, partially offset by decreased incentive fees and property insurance costs.
The following table compares results of continuing operations for our 236 same-store senior living operating communities.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,523,421	$1,485,146	$38,275	2.6%
Less:
Property-level operating expenses	(1,028,996)	(998,166)	(30,830)	(3.1)
Segment NOI	$494,425	$486,980	7,445	1.5
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2015 and 2014:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Total seniors housing communities	305	270	91.2%	91.1%	$5,255	$5,407
Same-store seniors housing communities	236	236	91.1	91.0	5,718	5,579

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$566,245	$463,910	$102,335	22.1%
Medical office building services revenue	34,436	22,529	11,907	52.9
Total revenues	600,681	486,439	114,242	23.5
Less:
Property-level operating expenses	(174,225)	(158,832)	(15,393)	(9.7)
Medical office building services costs	(26,565)	(17,092)	(9,473)	(55.4)
Segment NOI	$399,891	$310,515	89,376	28.8
The increase in our MOB operations segment rental income in 2015 over the prior year is attributed primarily to the MOBs we acquired during 2015 and 2014 as well as same-store revenue growth and an increase in lease termination fees. The increase in our MOB property-level operating expenses is due primarily to those acquired MOBs and increases in cleaning, administrative wages and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue and costs both increased in 2015 over the prior year primarily due to increased construction activity during 2015 compared to 2014. Management fee revenue also increased due to insourcing completed during 2014 and 2015.
The following table compares results of continuing operations for our 275 same-store MOBs.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$450,463	$447,437	$3,026	0.7%
Less:
Property-level operating expenses	(152,533)	(152,680)	147	0.1
Segment NOI	$297,930	$294,757	3,173	1.1
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2015 and 2014:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended Ended December 31,
	2015	2014	2015	2014	2015	2014
Total MOBs	361	277	91.7%	90.2%	$30	$30
Same-store MOBs	275	275	90.8	91.2	31	31
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2015 over the prior year due primarily to higher investment balances and prepayment income during 2015, partially offset by lower weighted average interest rates on loan balances in 2015 compared to 2014.

Interest Expense
The $49.0 million increase in total interest expense, including interest allocated to discontinued operations of $60.4 million and $86.5 million for the years ended December 31, 2015 and 2014, respectively, is attributed primarily to $53.6 million of additional interest due to higher debt balances, partially offset by a $6.5 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for 2015, compared to 3.7% for 2014.
Depreciation and Amortization
Depreciation and amortization expense increased $168.8 million in 2015 primarily due to the real estate acquisitions we made in 2014 and 2015.
General, Administrative and Professional Fees
General, administrative and professional fees increased $6.3 million in 2015 primarily due to our increased employee head count as a result of organizational growth, partially offset by savings related to the CCP Spin-Off.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2015 and 2014 resulted primarily from various debt repayments we made to improve our credit profile. The 2015 repayments were made primarily with proceeds from the distribution paid to us at the time of the CCP Spin-Off.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $59.6 million increase in merger-related expenses and deal costs in 2015 over the prior year is primarily due to increased 2015 investment activity and costs related to CCP Spin-Off.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio and expenses related to the re-audit and re-review of our historical financial statements.
Income Tax Benefit
Income tax benefit for 2015 was due primarily to the income tax benefit of ordinary losses of certain taxable REIT subsidiaries (“TRS” or “TRS entities”). These losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting. Income tax benefit for 2014 was due primarily to the income tax benefit of ordinary losses and restructuring related to one of our TRS entities.
Discontinued Operations
Discontinued operations primarily relates to the operations of assets and liabilities disposed of as part of the CCP Spin-Off. The decrease in income from discontinued operations for 2015 compared to 2014 is primarily the result of $46.4 million of transaction and separation costs associated with the spin. Also, 2014 includes a full year of net income for the CCP operations whereas 2015 only includes net income through August 17, 2015, the date of the CCP Spin-Off.
Gain on Real Estate Dispositions
The gain on real estate dispositions in 2015 and 2014 primarily relates to the sale of 45 and ten properties, respectively.

Years Ended December 31, 2014 and 2013
The table below shows our results of operations for the years ended December 31, 2014 and 2013 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$679,112	$590,485	$88,627	15.0%
Senior Living Operations	516,395	449,321	67,074	14.9
MOB Operations	310,515	300,861	9,654	3.2
All Other	54,048	55,688	(1,640)	(2.9)
Total segment NOI	1,560,070	1,396,355	163,715	11.7
Interest and other income	4,263	2,022	2,241	>100
Interest expense	(292,065)	(249,009)	(43,056)	(17.3)
Depreciation and amortization	(725,216)	(629,908)	(95,308)	(15.1)
General, administrative and professional fees	(121,738)	(115,083)	(6,655)	(5.8)
Loss on extinguishment of debt, net	(5,564)	(1,201)	(4,363)	(>100)
Merger-related expenses and deal costs	(43,304)	(21,634)	(21,670)	(>100)
Other	(25,743)	(17,364)	(8,379)	(48.3)
Income before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	350,703	364,178	(13,475)	(3.7)
Loss from unconsolidated entities	(139)	(508)	369	72.6
Income tax benefit	8,732	11,828	(3,096)	(26.2)
Income from continuing operations	359,296	375,498	(16,202)	(4.3)
Discontinued operations	99,735	79,171	20,564	26.0
Gain on real estate dispositions	17,970	—	17,970	nm
Net income	477,001	454,669	22,332	4.9
Net income attributable to noncontrolling interest	1,234	1,160	(74)	(6.4)
Net income attributable to common stockholders	$475,767	$453,509	22,258	4.9

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of continuing operations in our triple-net leased properties reportable business segment:

	For the Year Ended December 31,		Increase to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$674,547	$586,016	$88,531	15.1%
Other services revenue	4,565	4,469	96	2.1
Segment NOI	$679,112	$590,485	88,627	15.0
Triple-net leased properties segment NOI increased in 2014 over the prior year primarily due to rent from the properties we acquired during 2014 and 2013, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.

The following table compares results of continuing operations for our 477 same-store triple-net leased properties.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$546,301	$524,676	$21,625	4.1%
Other services revenue	4,565	4,469	96	2.1
Segment NOI	$550,866	$529,145	21,721	4.1
Segment NOI—Senior Living Operations
The following table summarizes results of continuing operations in our senior living operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,552,951	$1,406,005	$146,946	10.5%
Less:
Property-level operating expenses	(1,036,556)	(956,684)	(79,872)	(8.3)
Segment NOI	$516,395	$449,321	67,074	14.9
Our senior living operations segment revenues increased in 2014 over the prior year primarily due to the Holiday Canada Acquisition and other seniors housing communities we acquired during 2014 and 2013.
Property-level operating expenses also increased year over year primarily due to the acquired properties described above.
The following table compares results of continuing operations for our 219 same-store senior living operating communities.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,384,878	$1,357,088	$27,790	2.0%
Less:
Property-level operating expenses	(937,671)	(925,478)	(12,193)	(1.3)
Segment NOI	$447,207	$431,610	15,597	3.6
The following table sets forth average unit occupancy rates and the average monthly revenue per occupied room related to continuing operations in our senior living operations segment for the years ended December 31, 2014 and 2013:

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Total seniors housing communities	270	239	91.1%	91.1%	$5,407	$5,470
Same-store seniors housing communities	219	219	91.1	91.2	5,673	5,553

Segment NOI—MOB Operations
The following table summarizes results of continuing operations in our MOB operations reportable business segment:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$463,910	$450,340	$13,570	3.0%
Medical office building services revenue	22,529	12,077	10,452	86.5
Total revenues	486,439	462,417	24,022	5.2
Less:
Property-level operating expenses	(158,832)	(153,241)	(5,591)	(3.6)
Medical office building services costs	(17,092)	(8,315)	(8,777)	(105.6)
Segment NOI	$310,515	$300,861	9,654	3.2
The increase in our MOB operations segment rental income in 2014 over the prior year is attributed primarily to the MOBs we acquired during 2014 and 2013 and slightly higher base rents. The increase in our MOB property-level operating expenses is due primarily to those acquired MOBs and increases in utilities, snow removal, payroll and insurance expenses, partially offset by decreases in operating costs resulting from expense controls.
Medical office building services revenue and costs both increased in 2014 over the prior year primarily due to increased construction activity during 2014 compared to 2013.
The following table compares results of continuing operations for our 297 same-store MOBs.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2014	2013	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$440,755	$435,786	$4,969	1.1%
Less:
Property-level operating expenses	(150,585)	(147,987)	(2,598)	(1.8)
Segment NOI	$290,170	$287,799	2,371	0.8
The following table sets forth occupancy rates and the annualized average rent per occupied square foot related to continuing operations in our MOB operations segment at and for the years ended December 31, 2014 and 2013:

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2014	2013	2014	2013	2014	2013
Total MOBs	311	309	89.8%	90.1%	$31	$29
Same-store MOBs	297	297	89.8	90.0	30	29
Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments decreased in 2014 over the prior year due primarily to final repayments and sales of portions of certain loans receivable throughout 2013.
Interest Expense
The $38.2 million increase in total interest expense, including interest allocated to discontinued operations of $86.5 million and $91.4 million for the years ended December 31, 2014 and 2013, respectively, is attributed primarily to $50.9 million of additional interest due to higher debt balances, partially offset by a $15.6 million reduction in interest due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for 2014, compared to 3.8% for 2013.
Depreciation and Amortization
Depreciation and amortization expense increased $95.3 million in 2014 primarily due to real estate acquisitions we made in 2013 and 2014.
General, Administrative and Professional Fees
General, administrative and professional fees increased $6.7 million in 2014 primarily due to our continued organizational growth.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2014 resulted primarily from various debt repayments. The loss on extinguishment of debt, net in 2013 resulted primarily from the write-off of unamortized deferred financing fees as a result of replacing our previous $2.0 billion unsecured revolving credit facility with a new $3.0 billion unsecured credit facility and the repayment of certain mortgage debt.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $21.7 million increase in merger-related expenses and deal costs in 2014 over the prior year is primarily due to increased 2014 investment activity.
Other
Other primarily includes building rent expense paid to lease certain of our senior living operating communities, as well as certain unreimbursable expenses related to our triple-net leased portfolio. For the year ended December 31, 2014, other also includes expenses related to the re-audit and re-review of our historical financial statements.
Income Tax Benefit
Income tax benefit for 2014 was due primarily to the income tax benefit of ordinary losses and restructuring related to one of our TRS entities. Income tax benefit for 2013 was due primarily to the release of valuation allowances against certain deferred tax assets related to one of our TRS entities.
Discontinued Operations
Discontinued operations primarily relates to the operations of assets and liabilities disposed of as part of the CCP Spin-Off, and impairments of $1.5 million and $39.7 million recorded in 2014 and 2013, respectively.
Gain on Real Estate Dispositions
The gain on real estate dispositions in 2014 resulted primarily from the sale of ten properties that are not classified as discontinued operations in accordance with ASU 2014-08, resulting in a net gain of $18.0 million. Gains on real estate dispositions in 2013 are classified in discontinued operations.
Non-GAAP Financial Measures
We believe that net income, as defined by GAAP, is the most appropriate earnings measurement. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.
The non-GAAP financial measures we present in this Annual Report on Form 10-K may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the impact of future acquisitions, divestitures (including pursuant to tenant options to purchase) and capital transactions; (e) the financial impact of contingent consideration, severance-related costs, charitable donations made to the Ventas Charitable Foundation, gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.

The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2015. Our normalized FFO for the year ended December 31, 2015 increased over the prior year due primarily to accretive acquisitions and increases in property NOI, partially offset by increased interest expense and a partial year’s results from the properties that were transferred to CCP on August 17, 2015 in connection with the CCP Spin-Off.

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income attributable to common stockholders	$417,843	$475,767	$453,509	$362,800	$364,493
Adjustments:
Real estate depreciation and amortization	887,126	718,649	624,245	616,095	390,995
Real estate depreciation related to noncontrolling interest	(7,906)	(10,314)	(10,512)	(8,503)	(3,471)
Real estate depreciation related to unconsolidated entities	7,353	5,792	6,543	7,516	6,552
Loss (gain) on re-measurement of equity interest upon acquisition, net	176	—	(1,241)	(16,645)	—
Gain on real estate dispositions	(18,580)	(17,970)	—	—	—
Discontinued operations:
Gain on real estate dispositions	(212)	(1,494)	(4,059)	(80,952)	—
Depreciation on real estate assets	79,608	103,250	139,973	144,256	66,282
FFO	1,365,408	1,273,680	1,208,458	1,024,567	824,851
Adjustments:
Litigation proceeds, net	—	—	—	—	(202,259)
Change in fair value of financial instruments	460	5,121	449	99	2,959
Income tax benefit	(42,384)	(9,431)	(11,828)	(6,286)	(31,137)
Loss on extinguishment of debt, net	15,797	5,013	1,048	37,640	27,604
Merger-related expenses, deal costs and re-audit costs	152,344	54,389	21,560	63,183	153,923
Amortization of other intangibles	2,058	1,246	1,022	1,022	1,022
Normalized FFO	$1,493,683	$1,330,018	$1,220,709	$1,120,225	$776,963

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as earnings before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, merger-related expenses and deal costs, expenses related to the re-audit and re-review of our historical financial statements, net gains on real estate activity and changes in the fair value of financial instruments (including amounts in discontinued operations). The following table sets forth a reconciliation of our net income attributable to common stockholders to Adjusted EBITDA (including amounts in discontinued operations) for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income attributable to common stockholders	$417,843	$475,767	$453,509
Adjustments:
Interest	427,542	378,556	340,381
Loss on extinguishment of debt, net	14,411	5,564	1,048
Taxes (including amounts in general, administrative and professional fees)	(37,112)	(4,770)	(7,166)
Depreciation and amortization	973,665	828,466	769,881
Non-cash stock-based compensation expense	19,537	20,994	20,653
Merger-related expenses, deal costs and re-audit costs	150,290	53,847	21,634
Net income attributable to noncontrolling interest	1,499	1,419	1,380
Gain on real estate dispositions	(18,811)	(19,183)	(3,617)
Changes in fair value of financial instruments	460	5,121	449
Gain on re-measurement of equity interest upon acquisition, net	176	—	(1,241)
Adjusted EBITDA	$1,949,500	$1,745,781	$1,596,911

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of NOI to net income attributable to common stockholders (including amounts in discontinued operations) for the years ended December 31, 2015, 2014 and 2013:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Net income attributable to common stockholders	$417,843	$475,767	$453,509
Adjustments:
Interest and other income	(1,115)	(5,017)	(2,047)
Interest	427,542	378,556	340,381
Depreciation and amortization	973,665	828,466	769,881
General, administrative and professional fees	128,044	121,746	115,109
Loss on extinguishment of debt, net	14,411	5,564	1,048
Merger-related expenses and deal costs	149,346	45,051	21,634
Other	19,577	39,337	18,325
Net income attributable to noncontrolling interest	1,499	1,419	1,380
Loss from unconsolidated entities	1,420	139	508
Income tax benefit	(39,284)	(8,732)	(11,828)
Gain on real estate dispositions	(18,811)	(19,183)	(3,617)
NOI	2,074,137	1,863,113	1,704,283
Discontinued operations	(198,996)	(303,043)	(307,928)
NOI (excluding amounts in discontinued operations)	$1,875,141	$1,560,070	$1,396,355
Asset/Liability Management
Asset/liability management, a key element of enterprise risk management, is designed to support the achievement of our business strategy, while ensuring that we maintain appropriate and tolerable levels of market risk (primarily interest rate risk and foreign currency exchange risk) and credit risk. Effective management of these risks is a contributing factor to the absolute levels and variability of our FFO and net worth. The following discussion addresses our integrated management of assets and liabilities, including the use of derivative financial instruments.
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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2015	2014	2013
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,534,459	$6,677,875	$5,418,543
Mortgage loans and other (1)	1,554,062	1,810,716	2,155,155
Variable rate:
Unsecured revolving credit facilities	180,683	919,099	376,343
Unsecured term loans	1,568,477	990,634	1,000,702
Mortgage loans and other	433,339	474,047	369,734
Total	$11,271,020	$10,872,371	$9,320,477
Percent of total debt:
Fixed rate:
Senior notes and other	66.9%	61.4%	58.1%
Mortgage loans and other (1)	13.8	16.6	23.1
Variable rate:
Unsecured revolving credit facilities	1.6	8.5	4.0
Unsecured term loans	13.9	9.1	10.7
Mortgage loans and other	3.8	4.4	4.1
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.5%	3.7%
Mortgage loans and other (1)	5.7	5.9	6.0
Variable rate:
Unsecured revolving credit facilities	1.4	1.4	1.2
Unsecured term loans	1.4	1.3	1.3
Mortgage loans and other	2.0	2.3	1.7
Total	3.5	3.5	3.8

(1)
Excludes mortgage debt of $22.9 million, $27.6 million and $13.1 million related to real estate assets classified as held for sale as of December 31, 2015, 2014 and 2013, respectively. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $150.5 million notional amount of interest rate swaps with a maturity of March 21, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $48.1 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt.
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap. The maturity date of the Ardent Term Loan is also August 3, 2020.
The decrease in our outstanding variable rate debt at December 31, 2015 compared to December 31, 2014 is primarily attributable to the repayment of borrowings under our unsecured revolving credit facility and our unsecured term loan due 2019, partially offset by borrowings under our unsecured term loan due 2020.
Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2015, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2015, interest expense for 2016 would increase by approximately $21.9 million, or $0.07 per diluted common share.
As of December 31, 2015 and 2014, our joint venture and operating partners’ aggregate share of total debt was $132.6 million and $141.4 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $90.1 million and $97.5 million as of December 31, 2015 and 2014, respectively.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of December 31, 2015 and 2014:

	As of December 31,
	2015	2014
	(In thousands)
Gross book value	$9,088,521	$8,488,591
Fair value (1)	9,170,508	8,817,982
Fair value reflecting change in interest rates (1):
-100 basis points	9,674,423	9,256,492
+100 basis points	8,708,963	8,406,735

(1)	The change in fair value of our fixed rate debt from December 31, 2014 to December 31, 2015 was due primarily to 2015 senior note issuances, net of repayments, and mortgage loan repayments.
As of December 31, 2015 and 2014, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $855.7 million and $767.9 million, respectively. See “Note 6—Loans Receivable and Investments” and “Note 11—Fair Values of Financial Instruments” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2015 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2015 would decrease or increase, as applicable, by approximately $0.01 per share or less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

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

	As of December 31,
	2015	2014
Investment mix by asset type (1):
Seniors housing communities	65.2%	73.4%
MOBs	21.7	18.1
Skilled nursing facilities	1.6	2.1
Specialty hospitals	2.1	1.8
General acute care hospitals	5.9	0.8
Secured loans receivable and investments, net	3.5	3.8
Investment mix by tenant, operator and manager (1):
Atria	22.5%	26.8%
Sunrise	11.7	13.9
Brookdale Senior Living	8.5	11.5
Kindred	2.1	2.3
All other	55.2	45.5

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2015	2014	2013
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	55.1%	56.0%	56.1%
Kindred	5.6	5.9	6.2
Brookdale Senior Living (2)	5.3	6.1	6.2
All others	34.0	32.0	31.5
Adjusted EBITDA (3):
Senior living operations	29.8%	28.4%	26.0%
Kindred	8.8	10.1	16.1
Brookdale Senior Living (2)	8.2	9.2	10.9
All others	53.2	52.3	47.0
NOI (4):
Senior living operations	32.1%	33.1%	32.2%
Kindred	9.8	10.6	11.2
Brookdale Senior Living (2)	9.3	10.9	11.2
All others	48.8	45.4	45.4
Operations mix by geographic location (5):
California	15.4%	15.4%	15.4%
New York	8.8	8.8	8.8
Texas	6.1	6.1	6.1
Illinois	4.9	4.9	4.9
Florida	4.6	4.6	4.6
All others	60.2	60.2	60.2

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of net income attributable to common stockholders to Adjusted EBITDA and NOI as computed in accordance with GAAP.
We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2015, 29.8% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and MOB operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.
The concentration of our triple-net leased properties segment revenues and operating income that are attributed to Brookdale Senior Living, Kindred and Ardent creates credit risk. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be limited. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a Material Adverse Effect on us. In addition, any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to effectively conduct its operations or to maintain and improve our properties could adversely affect its business reputation and its ability to attract and retain patients and residents in our properties, which could have an indirect Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living, Kindred and Ardent account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “Note 3—Concentration of Credit Risk” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
In December 2012, we acquired a 34% ownership interest in Atria, which entitles us to certain rights and minority protections as well as the right to appoint two of five members on the Atria board of directors.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a Material Adverse Effect on us. During the year ended December 31, 2015, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2015):

	Number of Properties	2015 Annual Rental Income	% of 2015 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2016	1	$895	0.1%
2017	23	16,944	2.2
2018	19	51,879	6.7
2019	73	117,849	15.1
2020	64	61,243	7.9
2021	73	65,508	8.4
2022	15	8,899	1.1
2023	14	29,264	3.8
2024	35	22,059	2.8
2025	70	110,608	14.2
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of December 31, 2015, four of the nine properties have been sold and three of the nine properties were disposed of as part of the CCP Spin-Off.
Liquidity and Capital Resources
As of December 31, 2015, we had a total of $53.0 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2015, we also had escrow deposits and restricted cash of $77.9 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During 2015, our principal sources of liquidity were cash flows from operations, borrowings under our unsecured revolving credit facility and CAD unsecured term loan, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $550.0 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.
In January 2015, we funded the HCT Acquisition through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock, the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares) and the assumption or repayment of debt, net of HCT cash on hand.
Beginning on January 16, 2016 and as of February 10, 2016, third party investors executed redemption right exercise notices for Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. to redeem 303,136 Class C Units. We expect that the Class C Units will be redeemed through the issuance of 303,136 shares of Ventas common stock on or before April 1, 2016, but we have the right to redeem the Class C Units for a cash amount.
Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2015, and a $200.0 million fully funded term loan and an $800.0 million term loan (with $468.5 million outstanding), each priced at LIBOR plus 1.05% as of December 31, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of December 31, 2015, we had $180.7 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 97.5 basis points. The term loan matures in 2020.
Also in August 2015, we repaid $305.0 million of our $800.0 million unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees.
The agreement governing our unsecured credit facility requires us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2015.
Senior Notes
As of December 31, 2015, we had $6.8 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), and guaranteed by Ventas, Inc. outstanding as follows:
•$550.0 million principal amount of 1.55% senior notes due 2016;
•$300.0 million principal amount of 1.250% senior notes due 2017;

•	$700.0 million principal amount of 2.00% senior notes due 2018;

•	$600.0 million principal amount of 4.00% senior notes due 2019;

•	$500.0 million principal amount of 2.700% senior notes due 2020;

•	$700.0 million principal amount of 4.750% senior notes due 2021;

•	$600.0 million principal amount of 4.25% senior notes due 2022;

•	$500.0 million principal amount of 3.25% senior notes due 2022;

•	$400.0 million principal amount of 3.750% senior notes due 2024;

•	$600.0 million principal amount of 3.500% senior notes due 2025;

•	$500.0 million principal amount of 4.125% senior notes due 2026;

•	$258.8 million principal amount of 5.45% senior notes due 2043;

•	$300.0 million principal amount of 5.70% senior notes due 2043; and

•	$300.0 million principal amount of 4.375% senior notes due 2045.
With the exception of the senior notes due 2016, the senior notes due 2017, the senior notes due 2024, the senior notes due 2025, the senior notes due 2026, the 5.70% senior notes due 2043, and the senior notes due 2045, all of these senior notes were co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation.

As of December 31, 2015, we had $75.4 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).
In addition, as of December 31, 2015, we had $650.3 million aggregate principal amount of senior notes of our wholly owned subsidiary, Ventas Canada Finance Limited, and guaranteed by Ventas, Inc. outstanding as follows:

•	$289.0 million (CAD 400.0 million) principal amount of 3.00% senior notes, series A due 2019;

•	$180.6 million (CAD 250.0 million) principal amount of 3.300% senior notes due 2022; and

•	$180.6 million (CAD 250.0 million) principal amount of 4.125% senior notes, series B due 2024.
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
Also in January 2015, Ventas Canada Finance Limited, issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
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
2014 Activity
In April 2014, Ventas Realty issued and sold $300.0 million aggregate principal amount of 1.250% senior notes due 2017 at a public offering price equal to 99.815% of par, for total proceeds of $299.4 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.750% senior notes due 2024 at a public offering price equal to 99.304% of par, for total proceeds of $397.2 million before the underwriting discount and expenses.
In September 2014, Ventas Canada Finance Limited issued and sold CAD 400.0 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250.0 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
2013 Activity
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

We may, from time to time, seek to retire or purchase our outstanding senior notes for cash or in exchange for equity securities in open market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, prospects for future access to capital and other factors. The amounts involved may be material.
The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2015.
Mortgage Loan Obligations
As of December 31, 2015 and 2014, our consolidated aggregate principal amount of mortgage debt outstanding was $2.0 billion and $2.3 billion, respectively, of which our share was $1.9 billion and $2.2 billion, respectively.
During 2015, we repaid in full mortgage loans in the aggregate principal amount of $461.9 million and a weighted average maturity of 2.1 years and recognized a loss on extinguishment of debt of $9.9 million in connection with these repayments.
During 2014, we assumed or incurred mortgage debt of $246.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $398.0 million. We recognized a net loss on extinguishment of debt of $2.3 million in connection with these repayments.
During 2013, we assumed or incurred mortgage debt of $178.8 million in connection with our $1.8 billion of gross investments, and we repaid in full mortgage loans outstanding in the aggregate principal amount of $493.7 million. We recognized a net gain on extinguishment of debt of $0.5 million in connection with these repayments.
See “Note 4—Acquisitions of Real Estate Property” and “Note 10—Borrowing Arrangements” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
Dividends
In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2015, our Board of Directors declared and we paid cash dividends on our common stock aggregating $3.04 per share, which exceeds 100% of our 2015 estimated taxable income after the use of any net operating loss carryforwards. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2016. On August 17, 2015, we also distributed a stock dividend of one CCP common share for every four shares of Ventas common stock held as of the distribution record date of August 10, 2015. The stock dividend was valued at $8.51 per Ventas share based on the opening price of CCP stock on its first day of regular-way trading on the New York Stock Exchange.
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
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans to the tenants or advances, which may increase the amount of rent payable with respect to the properties in certain cases. We expect to fund any capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases with cash flows from operations or through additional borrowings.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2015, we had four properties under development pursuant to these agreements, including two properties that are owned by an unconsolidated real estate entity. Through December 31, 2015, we have funded $15.5 million of our share of estimated total commitment over the projected development period ($69.0 million to $72.9 million) toward these projects. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Equity Offerings and Related Events
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we could sell from time to time up to an aggregate of $750 million of our common stock. In January 2015, we issued and sold 3,750,202 shares of common stock under our previous ATM equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible. In connection with our new universal shelf registration statement, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock. Through the remainder of 2015 and in the first quarter of 2016 we have issued and sold a total of 5,084,302 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $297.0 million, after sales agent commissions of $4.5 million.
Other
We received proceeds of $6.4 million and $26.2 million for the years ended December 31, 2015 and 2014, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding increased to 3,051,729 as of December 31, 2015, from 2,460,628 as of December 31, 2014. The weighted average exercise price was $52.62 as of December 31, 2015.
We issued approximately 19,000 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) for net proceeds of $1.2 million for the year ended December 31, 2014. The DRIP was suspended effective July 3, 2014. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2015 and 2014:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2015	2014	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$55,348	$94,816	$(39,468)	(41.6)%
Net cash provided by operating activities	1,391,767	1,254,845	136,922	10.9
Net cash used in investing activities	(2,423,692)	(2,055,040)	(368,652)	(17.9)
Net cash provided by financing activities	1,030,122	758,057	272,065	35.9
Effect of foreign currency translation on cash and cash equivalents	(522)	2,670	(3,192)	nm
Cash and cash equivalents at end of period	$53,023	$55,348	(2,325)	(4.2)

nm—not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased in 2015 over the prior year primarily due to 2014 and 2015 acquisitions, payments received from tenants in 2015 and increases in fee income, partially offset by increased merger-related expenses and deal costs and a full year’s results in 2014 from the properties that were spun off to CCP.

Cash Flows from Investing Activities
Cash used in investing activities during 2015 and 2014 consisted primarily of cash paid for our investments in real estate ($2.7 billion and $1.5 billion in 2015 and 2014, respectively), investments in loans receivable ($171.1 million and $499.0 million in 2015 and 2014, respectively), purchase of marketable securities ($96.7 million in 2014), capital expenditures ($107.5 million and $87.5 million in 2015 and 2014, respectively), development project expenditures ($119.7 million and $107.0 million in 2015 and 2014, respectively) and investment in unconsolidated operating entity ($26.3 million in 2015). These uses were partially offset by proceeds from loans receivable ($109.2 million and $73.6 million in 2015 and 2014, respectively), proceeds from the sale or maturity of marketable debt securities ($76.8 million and $21.7 million in 2015 and 2014, respectively), and proceeds from real estate dispositions ($492.4 million and $118.2 million in 2015 and 2014, respectively).
Cash Flows from Financing Activities
Cash provided by financing activities during 2015 and 2014 consisted primarily of net borrowings under our unsecured revolving credit facility ($540.2 million in 2014), net proceeds from the issuance of debt ($2.5 billion and $2.0 billion in 2015 and 2014, respectively), proceeds of debt related to the CCP Spin-Off ($1.4 billion in 2015) and net proceeds from the issuance of common stock ($491.0 million and $242.1 million in 2015 and 2014, respectively). These cash inflows were partially offset by debt repayments ($1.4 billion and $1.2 billion in 2015 and 2014, respectively), cash distributions to common stockholders, unitholders and noncontrolling interest parties ($1.0 billion and $890.9 million in 2015 and 2014, respectively), net payments made on our unsecured revolving credit facility ($723.5 million in 2015), net cash impact of the CCP Spin-Off ($128.7 million in 2015) and payments for deferred financing costs ($24.7 million and $14.2 million in 2015 and 2014, respectively).
Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2015:

	Total	Less than 1 year (4)	1 - 3 years (5)	3 - 5 years (6)	More than 5 years (7)
	(In thousands)
Long-term debt obligations (1) (2) (3)	$14,603,925	$1,020,977	$2,770,287	$3,867,824	$6,944,837
Operating obligations, including ground lease obligations	629,512	31,346	44,840	33,372	519,954
Total	$15,233,437	$1,052,323	$2,815,127	$3,901,196	$7,464,791

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2015.

(3)	Excludes $22.9 million of mortgage debt related to real estate assets classified as held for sale as of December 31, 2015 that is scheduled to mature in 2016 and 2017.

(4)	Includes $550.0 million outstanding principal amount of our 1.55% senior notes due 2016.

(5)
Includes $300.0 million outstanding principal amount of our 1.250% senior notes due 2017, $180.7 million of borrowings outstanding on our unsecured revolving credit facility, $700.0 million outstanding principal amount of our 2.00% senior notes due 2018 and $200.0 million of borrowings under our unsecured term loan due 2018.

(6)
Includes $468.5 million of borrowings under our unsecured term loan due 2019, $600.0 million outstanding principal amount of our 4.00% senior notes due 2019, $289.0 million outstanding principal amount of our 3.00% senior notes, series A due 2019, $500.0 million outstanding principal amount of our 2.700% senior notes due 2020 and $900.0 million of borrowings under our unsecured term loan due 2020.

(7)
Includes $4.6 billion aggregate principal amount outstanding of our senior notes maturing between 2021 and 2045. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

As of December 31, 2015, we had $24.1 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

ITEM 8.    Financial Statements and Supplementary Data
Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stockholders and Board of Directors
Ventas, Inc.:
We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited the information in financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventas, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules II, III and IV, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for discontinued operations in 2014 due to the adoption of Accounting Standards Update 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 12, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
February 12, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.:
We have audited Ventas, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on the Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ventas Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2015, respectively, and our report dated February 12, 2016 expressed an unqualified opinion on those consolidated financial statements. Our report refers to a change in the method of accounting for discontinued operations.
/s/ KPMG LLP
Chicago, Illinois
February 12, 2016

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2015 and 2014
(In thousands, except per share amounts)

	2015	2014
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,056,428	$1,711,654
Buildings and improvements	20,309,599	17,420,392
Construction in progress	92,005	109,689
Acquired lease intangibles	1,344,422	955,035
	23,802,454	20,196,770
Accumulated depreciation and amortization	(4,177,234)	(3,423,780)
Net real estate property	19,625,220	16,772,990
Secured loans receivable and investments, net	857,112	802,881
Investments in unconsolidated real estate entities	95,707	91,872
Net real estate investments	20,578,039	17,667,743
Cash and cash equivalents	53,023	55,348
Escrow deposits and restricted cash	77,896	71,771
Goodwill	1,047,497	363,971
Assets held for sale	93,060	2,555,322
Other assets	412,403	451,758
Total assets	$22,261,918	$21,165,913
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,206,996	$10,844,351
Accrued interest	80,864	62,182
Accounts payable and other liabilities	779,380	750,657
Liabilities related to assets held for sale	34,340	237,973
Deferred income taxes	338,382	344,337
Total liabilities	12,439,962	12,239,500
Redeemable OP unitholder and noncontrolling interests	196,529	172,016
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 334,386 and 298,478 shares issued at December 31, 2015 and 2014, respectively	83,579	74,656
Capital in excess of par value	11,602,838	10,119,306
Accumulated other comprehensive income	(7,565)	13,121
Retained earnings (deficit)	(2,111,958)	(1,526,388)
Treasury stock, 44 and 7 shares at December 31, 2015 and 2014, respectively	(2,567)	(511)
Total Ventas stockholders’ equity	9,564,327	8,680,184
Noncontrolling interest	61,100	74,213
Total equity	9,625,427	8,754,397
Total liabilities and equity	$22,261,918	$21,165,913
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands, except per share amounts)
Revenues:
Rental income:
Triple-net leased	$779,801	$674,547	$586,016
Medical office buildings	566,245	463,910	450,340
	1,346,046	1,138,457	1,036,356
Resident fees and services	1,811,255	1,552,951	1,406,005
Medical office building and other services revenue	41,492	29,364	17,809
Income from loans and investments	86,553	51,778	54,425
Interest and other income	1,052	4,263	2,022
Total revenues	3,286,398	2,776,813	2,516,617
Expenses:
Interest	367,114	292,065	249,009
Depreciation and amortization	894,057	725,216	629,908
Property-level operating expenses:
Senior living	1,209,415	1,036,556	956,684
Medical office buildings	174,225	158,832	153,241
	1,383,640	1,195,388	1,109,925
Medical office building services costs	26,565	17,092	8,315
General, administrative and professional fees	128,035	121,738	115,083
Loss on extinguishment of debt, net	14,411	5,564	1,201
Merger-related expenses and deal costs	102,944	43,304	21,634
Other	17,957	25,743	17,364
Total expenses	2,934,723	2,426,110	2,152,439
Income before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	351,675	350,703	364,178
Loss from unconsolidated entities	(1,420)	(139)	(508)
Income tax benefit	39,284	8,732	11,828
Income from continuing operations	389,539	359,296	375,498
Discontinued operations	11,103	99,735	79,171
Gain on real estate dispositions	18,580	17,970	—
Net income	419,222	477,001	454,669
Net income attributable to noncontrolling interest	1,379	1,234	1,160
Net income attributable to common stockholders	$417,843	$475,767	$453,509
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.23	$1.28	$1.28
Discontinued operations	0.03	0.34	0.27
Net income attributable to common stockholders	$1.26	$1.62	$1.55
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.22	$1.26	$1.27
Discontinued operations	0.03	0.34	0.27
Net income attributable to common stockholders	$1.25	$1.60	$1.54
Weighted average shares used in computing earnings per common share:
Basic	330,311	294,175	292,654
Diluted	334,007	296,677	295,110
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)

Net income	$419,222	$477,001	$454,669
Other comprehensive loss:
Foreign currency translation	(14,792)	(17,153)	(5,422)
Change in unrealized gain on marketable debt securities	(5,047)	7,001	(1,023)
Other	(847)	3,614	2,750
Total other comprehensive loss	(20,686)	(6,538)	(3,695)
Comprehensive income	398,536	470,463	450,974
Comprehensive income attributable to noncontrolling interest	1,379	1,234	1,160
Comprehensive income attributable to common stockholders	$397,157	$469,229	$449,814
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2015, 2014 and 2013

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2013	$73,904	$9,920,962	$23,354	$(777,927)	$(221,165)	$9,019,128	$70,235	$9,089,363
Net income (loss)	—	—	—	453,509	—	453,509	1,160	454,669
Other comprehensive loss	—	—	(3,695)	—	—	(3,695)	—	(3,695)
Acquisition-related activity	—	(762)	—	—	—	(762)	12,717	11,955
Net change in noncontrolling interest	—	—	—	—	—	—	(7,982)	(7,982)
Dividends to common stockholders—$2.735 per share	—	—	—	(802,123)	—	(802,123)	—	(802,123)
Issuance of common stock	517	140,826	—	—	—	141,343	—	141,343
Issuance of common stock for stock plans	19	5,983	—	—	6,638	12,640	—	12,640
Change in redeemable noncontrolling interest	—	(13,751)	—	—	—	(13,751)	3,400	(10,351)
Adjust redeemable OP unitholder interests to current fair value	—	8,683	—	—	—	8,683	—	8,683
Purchase of OP units	—	(579)	—	—	502	(77)	—	(77)
Grant of restricted stock, net of forfeitures	48	17,230	—	—	(7,892)	9,386	—	9,386
Balance at December 31, 2013	74,488	10,078,592	19,659	(1,126,541)	(221,917)	8,824,281	79,530	8,903,811
Net income (loss)	—	—	—	475,767	—	475,767	1,234	477,001
Other comprehensive income	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,477)	(7,314)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	74,656	10,119,306	13,121	(1,526,388)	(511)	8,680,184	74,213	8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interest	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interest	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	$83,579	$11,602,838	$(7,565)	$(2,111,958)	$(2,567)	$9,564,327	$61,100	$9,625,427
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Cash flows from operating activities:
Net income	$419,222	$477,001	$454,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	973,663	828,467	769,881
Amortization of deferred revenue and lease intangibles, net	(24,129)	(18,871)	(15,793)
Other non-cash amortization	5,448	(312)	(16,745)
Stock-based compensation	19,537	20,994	20,653
Straight-lining of rental income, net	(33,792)	(38,687)	(30,540)
Loss on extinguishment of debt, net	14,411	5,564	1,048
Gain on real estate dispositions (including amounts in discontinued operations)	(18,811)	(19,183)	(3,617)
Gain on real estate loan investments	—	(1,455)	(5,056)
Gain on sale of marketable securities	(5,800)	—	(856)
Income tax benefit (including amounts in discontinued operations)	(42,384)	(9,431)	(11,828)
Loss from unconsolidated entities	1,244	139	1,748
Loss (gain) on re-measurement of equity interest upon acquisition, net	176	—	(1,241)
Distributions from unconsolidated entities	23,462	6,508	6,641
Other	6,517	9,416	1,986
Changes in operating assets and liabilities:
Decrease (increase) in other assets	42,316	5,317	(690)
Increase in accrued interest	19,995	7,958	6,806
(Decrease) increase in accounts payable and other liabilities	(9,308)	(18,580)	17,689
Net cash provided by operating activities	1,391,767	1,254,845	1,194,755
Cash flows from investing activities:
Net investment in real estate property	(2,650,788)	(1,468,286)	(1,437,002)
Investment in loans receivable and other	(171,144)	(498,992)	(37,963)
Proceeds from real estate disposals	492,408	118,246	35,591
Proceeds from loans receivable	109,176	73,557	325,518
Purchase of marketable securities	—	(96,689)	—
Proceeds from sale or maturity of marketable securities	76,800	21,689	5,493
Funds held in escrow for future development expenditures	4,003	4,590	19,458
Development project expenditures	(119,674)	(106,988)	(95,741)
Capital expenditures	(107,487)	(87,454)	(81,614)
Investment in unconsolidated operating entity	(26,282)	—	—
Contributions to unconsolidated entities	(30,704)	(5,598)	(2,169)
Other	—	(9,115)	(14,331)
Net cash used in investing activities	(2,423,692)	(2,055,040)	(1,282,760)
Cash flows from financing activities:
Net change in borrowings under credit facilities	(723,457)	540,203	(164,029)
Net cash impact of CCP Spin-Off	(128,749)	—	—
Proceeds from debt	2,512,747	2,007,707	2,767,546
Proceeds from debt related to CCP Spin-Off	1,400,000	—	—
Repayment of debt	(1,435,596)	(1,151,395)	(1,792,492)
Purchase of noncontrolling interest	(3,819)	—	—
Payment of deferred financing costs	(24,665)	(14,220)	(31,277)
Issuance of common stock, net	491,023	242,107	141,343
Cash distribution to common stockholders	(1,003,413)	(875,614)	(802,123)
Cash distribution to redeemable OP unitholders	(15,095)	(5,762)	(5,040)
Purchases of redeemable OP units	(33,188)	(503)	(659)
Contributions from noncontrolling interest	—	491	2,395
Distributions to noncontrolling interest	(12,649)	(9,559)	(9,286)
Other	6,983	24,602	8,618
Net cash provided by financing activities	1,030,122	758,057	114,996
Net (decrease) increase in cash and cash equivalents	(1,803)	(42,138)	26,991
Effect of foreign currency translation on cash and cash equivalents	(522)	2,670	(83)
Cash and cash equivalents at beginning of period	55,348	94,816	67,908
Cash and cash equivalents at end of period	$53,023	$55,348	$94,816

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
For the Years Ended December 31, 2015, 2014 and 2013

	2015	2014	2013
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$391,699	$361,144	$338,311
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,565,960	$370,741	$223,955
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(8,911)	—	—
Other assets acquired	20,090	15,280	6,635
Debt assumed	177,857	241,076	183,848
Other liabilities	54,459	24,039	29,868
Deferred income tax liability	52,153	110,728	5,181
Noncontrolling interests	88,085	—	11,693
Equity issued	2,204,585	10,178	—
Non-cash impact of CCP Spin-Off	1,256,404	—	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Description of Business
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2015, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development, including two properties that are owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois. As further discussed in “Note 5—Dispositions”, in August 2015 we completed the spin-off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2015, we leased a total of 607 properties (excluding MOBs and properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 304 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 76 properties and ten properties, respectively, as of December 31, 2015.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to seniors housing and healthcare operators or properties.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We generally amortize any difference between our cost basis and the basis reflected at the joint venture level, if any, over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under this method, in any given period, we could record more or less income than the joint venture has generated, than actual cash distributions received or than the amount we may receive in the event of an actual liquidation.
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and exercises control of the partnership. As of December 31, 2015, third party investors owned 2,812,318 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.9% of the total units then outstanding, and we owned 6,917,009 Class B limited partnership units in NHP/PMB, representing the remaining 71.1%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, as adjusted from 0.7866 shares of common stock per unit in connection with the CCP Spin-Off, and subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
On January 16, 2015, in connection with our acquisition of American Realty Capital Healthcare Trust, Inc. (“HCT”), each of the 7,057,271 issued and outstanding limited partnership units of American Realty Capital Healthcare Trust Operating Partnership, L.P. (subsequently renamed Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”)), a limited partnership in which HCT was the sole general partner prior to the acquisition, was converted into a newly created class of limited partnership units (“Class C Units”) at the 0.1688 exchange ratio payable to HCT stockholders in the acquisition, net of any Class C Units withheld to pay taxes. We consolidate Ventas Realty OP, as our wholly owned subsidiary is the general partner and exercises control of the partnership. The Class C Units may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units. As of December 31, 2015, third party investors owned 672,984 Class C Units, which represented 2.3% of the total units then outstanding, and we owned

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

28,550,812 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 97.7%. In April 2015, third party investors redeemed 445,541 Class C Units for approximately $32.6 million.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of December 31, 2015 and 2014, the fair value of the redeemable OP unitholder interests was $188.5 million and $159.1 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units.
Beginning on January 16, 2016 and as of February 10, 2016, third party investors executed redemption right exercise notices for Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. to redeem 303,136 Class C Units. We expect that the Class C Units will be redeemed through the issuance of 303,136 shares of Ventas common stock on or before April 1, 2016, but we have the right to redeem the Class C Units for a cash amount.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2015 and 2014. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
Noncontrolling Interests
Excluding the redeemable noncontrolling interests described above, we present the portion of any equity that we do not own in entities that we control (and thus consolidate) as noncontrolling interests and classify those interests as a component of consolidated equity, separate from total Ventas stockholders’ equity, on our Consolidated Balance Sheets. For consolidated joint ventures with pro rata distribution allocations, net income or loss is allocated between the joint venture partners based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the joint venture partners based on the HLBV method. We account for purchases or sales of equity interests that do not result in a change of control as equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis, or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize interest expense until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We estimate the fair value of purchase option intangible assets and liabilities, if any, by discounting the difference between the applicable property’s acquisition date fair value and an estimate of its future option price. We do not amortize the resulting intangible asset or liability over the term of the lease, but rather adjust the recognized value of the asset or liability upon sale.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with the two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
Estimates of fair value used in our evaluation of goodwill (if necessary based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and allocate fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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
Loans Receivable
We record loans receivable, other than those acquired in connection with a business combination, on our Consolidated Balance Sheets (either in secured loans receivable and investments, net or other assets, in the case of non-mortgage loans receivable) at the unpaid principal balance, net of any deferred origination fees, purchase discounts or premiums and valuation allowances. We amortize net deferred origination fees, which are comprised of loan fees collected from the borrower net of certain direct costs, and purchase discounts or premiums over the contractual life of the loan using the effective interest method and immediately recognize in income any unamortized balances if the loan is repaid before its contractual maturity.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Escrow Deposits and Restricted Cash
Escrow deposits consist of amounts held by us or our lenders to provide for future real estate tax, insurance expenditures and tenant improvements related to our properties and operations. Restricted cash represents amounts paid to us for security deposits and other similar purposes.
Deferred Financing Costs
We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $18.7 million, $16.9 million and $13.5 million were included in interest expense for the years ended December 31, 2015, 2014 and 2013, respectively.
Marketable Debt and Equity Securities
We record marketable debt and equity securities as available-for-sale and classify them as a component of other assets on our Consolidated Balance Sheets (other than our interests in government-sponsored pooled loan investments, which are classified as secured loans receivable and investments, net on our Consolidated Balance Sheets). We record these securities at fair value and include unrealized gains and losses recorded in stockholders’ equity as a component of accumulated other comprehensive income on our Consolidated Balance Sheets. We report interest income, including discount or premium amortization, on marketable debt securities and gains or losses on securities sold, which are based on the specific identification method, in income from loans and investments in our Consolidated Statements of Income.
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
We do not use our derivative financial instruments, including interest rate caps, interest rate swaps and foreign currency forward contracts, for trading or speculative purposes. Our foreign currency forward contracts and certain of our interest rate swaps (including the interest rate swap contracts of unconsolidated joint ventures) are designated as effectively hedging the variability of expected cash flows related to their underlying securities and, therefore, also are recorded on our Consolidated Balance Sheets at fair value, with changes in the fair value of these instruments recognized in accumulated other comprehensive income on our Consolidated Balance Sheets. We recognize our proportionate share of the change in fair value of swap contracts of our unconsolidated joint ventures in accumulated other comprehensive income on our Consolidated Balance Sheets. Certain of our other interest rate swaps and rate caps were not designated as having a hedging relationship with the underlying securities and therefore do not meet the criteria for hedge accounting under GAAP. Accordingly, these interest rate swaps are recorded on our Consolidated Balance Sheets at fair value, and we recognize changes in the fair value of these instruments in current earnings (in other expenses) in our Consolidated Statements of Income.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Escrow deposits and restricted cash - The carrying amount of escrow deposits and restricted cash reported on our Consolidated Balance Sheets approximates fair value due to the short maturity of these instruments.

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

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts using level two inputs: for interest rate caps, we observe forward yield curves and other relevant information; for interest rate swaps, we observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and for foreign currency forward contracts, we estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs.

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as OP Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2015 and 2014, this cumulative excess totaled $219.1 million (net of allowances of $101.4 million) and $187.6 million (net of allowances of $83.5 million), respectively (excluding properties classified as held for sale).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Stock-Based Compensation
We recognize share-based payments to employees and directors, including grants of stock options, included in General, administrative and professional fees in our Consolidated Statements of Income generally on a straight-line basis over the requisite service period based on the grant date fair value of the award.
Gain on Sale of Assets
We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our Consolidated Balance Sheets. We recognize gains (net of any taxes) on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser, and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.
Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, we generally are not subject to federal income tax on net income that we distribute to our stockholders, provided that we continue to qualify as a REIT. However, with respect to certain of our subsidiaries that have elected to be treated as “taxable REIT subsidiaries,” we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Certain foreign subsidiaries are subject to foreign income tax, although they did not elect to be treated as TRSs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit (expense).
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
Segment Reporting
As of December 31, 2015, 2014 and 2013, we operated through three reportable business segments: triple-net leased properties; senior living operations; and MOB operations. In our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs throughout the United States. See “Note 20—Segment Information.”
Operating Leases
We account for payments made pursuant to operating leases in our Consolidated Statements of Income based on actual rent paid, plus or minus a straight-line rent adjustment for leases that provide for periodic and determinable increases in base rent.
Recently Issued or Adopted Accounting Standards
In April 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected. Also in August 2015, the FASB issues ASU 2015-15, Presentation and Subsequent Measurement of Debt Issuance Costs Associated With Line-of-Credit Arrangements (“ASU 2015-15”) which clarifies the SEC staff’s position not objecting to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing such costs, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We adopted ASU 2015-03 and 2015-15 during 2015. There were deferred financing costs of $69.1 million and $60.3 million as of December 31, 2015 and 2014, respectively that are now classified within senior notes payable and other debt on our Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Note 3—Concentration of Credit Risk
As of December 31, 2015, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 22.5%, 11.7%, 8.5%, 2.1% and 5.3%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2015). Seniors housing communities constituted approximately 65.2% of our real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2015), while MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals collectively comprised the remaining 34.8% Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2015, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for each of the years ended December 31, 2015, 2014 and 2013.
Triple-Net Leased Properties
For the years ended December 31, 2015, 2014 and 2013, approximately 5.3%, 6.1% and 6.2%, respectively, of our total revenues and 9.3%, 10.9% and 11.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.6%, 5.9% and 6.2%, respectively, of our total revenues and 9.8%, 10.6% and 11.2%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. As a result of our 2015 acquisition of Ardent Medical Services, Inc. (“AHS”) and simultaneous separation and sale of Ardent, for the year ended December 31, 2015, approximately 1.3% of our total revenues and 2.3% of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Ardent. Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as bundled lease renewals (as described in more detail below).
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2015, 2014 and 2013. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the modified master leases. We own or have the rights to all licenses and CONs at the nine properties to be transitioned or sold, and Kindred has extensive and detailed obligations to cooperate and ensure an orderly transition of the properties to another operator. As of December 31, 2015, four of the nine properties have been sold and three of the nine properties were disposed of as part of the CCP Spin-Off, and one property was sold subsequent to December 31, 2015.
The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments where applicable, for all of our triple-net and MOB leases as of December 31, 2015 (excluding properties owned through investments in unconsolidated entities and properties classified as held for sale as of December 31, 2015):

	Brookdale Senior Living	Kindred	Other	Total
	(In thousands)
2016	$160,597	$186,137	$889,053	$1,235,787
2017	160,138	186,390	830,679	1,177,207
2018	159,864	152,613	772,267	1,084,744
2019	149,361	135,803	727,235	1,012,399
2020	33,963	114,895	688,204	837,062
Thereafter	23,500	401,088	4,916,928	5,341,516
Total	$687,423	$1,176,926	$8,824,366	$10,688,715
Senior Living Operations
As of December 31, 2015, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 268 of our 304 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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
Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information
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
Atria, Sunrise and Ardent are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise and Ardent contained or referred to in this Annual Report on Form 10-K has been derived from publicly available information or was provided to us by Atria, Sunrise or Ardent, as the case may be, and we have not verified this

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.
Note 4—Acquisitions of Real Estate Property
The following summarizes our acquisition and development activities during 2015, 2014 and 2013. We invest in seniors housing and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
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
Ardent Health Services Acquisition
On August 4, 2015, we completed our acquisition of Ardent Medical Services, Inc. and simultaneous separation and sale of the Ardent hospital operating company to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us (collectively the “Ardent Transaction”). As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion. At closing, we paid $26.3 million for our 9.9% interest in Ardent which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate the ten hospital campuses and other real estate we acquired.
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $612 million, including the acquisition of eleven triple-net leased properties; eleven MOBs (including eight MOBs that we had previously accounted for as investments in unconsolidated entities; see “Note 7—Investments in Unconsolidated Entities.”) and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off).
Completed Developments
During 2015, we completed the development of one triple-net leased seniors housing community, representing $9.3 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our initial accounting for the acquisitions completed during 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	Total
	(In thousands)
Land and improvements	$190,566	$70,713	$173,307	$434,586
Buildings and improvements	1,724,812	703,080	1,214,403	3,642,295
Acquired lease intangibles	169,362	83,867	184,540	437,769
Other assets	173,232	272,888	403,046	849,166
Total assets acquired	2,257,972	1,130,548	1,975,296	5,363,816
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	43,811	45,408	46,734	135,953
Total liabilities assumed	43,811	123,348	146,651	313,810
Net assets acquired	2,214,161	1,007,200	1,828,645	4,961,921
Redeemable OP unitholder interests assumed				88,085
Cash acquired				59,584
Equity issued				2,216,355
Total cash used				$2,685,982
For certain acquisitions, the determination of fair values of the assets acquired and liabilities assumed has changed and is subject to further adjustment. We made certain adjustments during 2015, including the fourth quarter, due primarily to reclassification adjustments for presentation and adjustments to our valuation assumptions. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.
Included in other assets above is $746.9 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. A substantial amount of this goodwill was due to an increase in our stock price between the announcement date and closing dates of the HCT acquisition. Goodwill has been allocated to our reportable business segments based on the respective fair value of the net assets acquired, as follows: triple-net leased properties - $133.6 million; senior living operations - $219.1 million; and MOB operations - $394.2 million.
Aggregate Revenue and NOI
For the year ended December 31, 2015, aggregate revenue and NOI derived from our 2015 real estate acquisitions during our period of ownership were $327.0 million and $201.9 million, respectively, excluding revenue and NOI for any assets contributed in the CCP Spin-Off.
Transaction Costs
Transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. For the years ending December 31, 2015 and 2014, we expensed as incurred, $99.0 million and $10.8 million, respectively, costs related to our completed 2015 transactions, $4.1 million and $1.4 million of which are reported within discontinued operations. These transaction costs exclude any separation costs associated with the CCP Spin-Off (refer to “Note 5 - Dispositions”).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma
The following table illustrates the effect on net income and earnings per share if we had consummated the HCT acquisition and Ardent Transaction as of January 1, 2014 and excludes assets that were acquired in the HCT acquisition but subsequently disposed of as part of the CCP Spin-Off.

	For the Years Ended December 31,
	2015	2014
	(In thousands, except per share amounts)
Revenues	$3,361,658	$3,164,100
Income from continuing operations attributable to common stockholders, including real estate dispositions	$475,017	$465,671
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.44	$1.44
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.42	$1.43
Weighted average shares used in computing earnings per common share:
Basic	330,311	322,590
Diluted	334,007	326,210
Acquisition-related costs related to the HCT acquisition and the Ardent Transaction are not expected to have a continuing impact and therefore have been excluded from these pro forma results. The pro forma results also do not include the impact of any synergies that may be achieved in the HCT acquisition and the Ardent Transaction, any lower costs of borrowing resulting from the acquisition or any strategies that management may consider in order to continue to efficiently manage our operations, nor do they give pro forma effect to any other acquisitions, dispositions or capital markets transactions that we completed during the periods presented. These pro forma results are not necessarily indicative of the operating results that would have been obtained had the HCT acquisition and Ardent Transaction occurred at the beginning of the periods presented, nor are they necessarily indicative of future operating results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2014 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2014 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Total
	(In thousands)
Land and improvements	$45,586	$100,281	$145,867
Buildings and improvements	546,849	1,081,630	1,628,479
Acquired lease intangibles	28,883	36,452	65,335
Other assets	227	12,394	12,621
Total assets acquired	621,545	1,230,757	1,852,302
Notes payable and other debt	12,927	228,150	241,077
Other liabilities	8,609	124,468	133,077
Total liabilities assumed	21,536	352,618	374,154
Net assets acquired	600,009	878,139	1,478,148
Cash acquired	227	8,704	8,931
Total cash used	$599,782	$869,435	$1,469,217
Aggregate Revenue and NOI
For the year ended December 31, 2014, aggregate revenues and NOI derived from our 2014 real estate acquisitions (for our period of ownership) were $75.9 million and $41.5 million, respectively.
Transaction Costs
As of December 31, 2014, we had incurred a total of $26.2 million of acquisition-related costs related to our completed 2014 acquisitions, all of which were expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income for the applicable periods. For the year ended December 31, 2014, we expensed $23.8 million of these acquisition-related costs related to our completed 2014 acquisitions.
2013 Acquisitions
During the year ended December 31, 2013, we acquired 27 triple-net leased seniors housing communities, 24 seniors housing communities that are being operated by independent third-party managers (eight of which we previously leased pursuant to a capital lease) and 11 MOBs for aggregate consideration of approximately $1.8 billion.
Completed Developments
During the year ended December 31, 2013, we completed the development of two seniors housing communities, one MOB, and one hospital, representing $65.5 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We accounted for our 2013 acquisitions under the acquisition method in accordance with ASC 805. We accounted for the acquisition of the eight seniors housing communities that we previously leased pursuant to a capital lease in accordance with ASC Topic 840, Leases. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2013 real estate acquisitions, which we determined using level two and level three inputs:

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
The historical results of operations of the CCP properties as well as the related assets and liabilities have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. Discontinued operations also include separation costs incurred to complete the CCP Spin-Off of $42.3 million and $0.2 million for the years ended December 31, 2015 and 2014, respectively. Separation costs for 2015 include $3.5 million of stock-based compensation expense representing the incremental fair value of previously vested stock-based compensation awards as of the spin date. In addition, the assets and liabilities of CCP are presented separately from assets and liabilities from continuing operations in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows include within operating, investing and financing cash flows those activities which related to our period of ownership of the CCP properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Summarized financial information for CCP discontinued operations for the years ended December 31, 2015, 2014 and 2013 respectively is as follows (dollars in thousands):

	2015	2014	2013
	(In thousands)
Revenues:
Rental income	$196,848	$295,767	$291,524
Income from loans and investments	2,148	3,392	3,783
Interest and other income	63	2	25
	199,059	299,161	295,332
Expenses:
Interest	61,613	87,648	89,602
Depreciation and amortization	79,479	101,760	94,606
General, administrative and professional fees	9	9	25
Merger-related expenses and deal costs	46,402	1,746	—
Other	1,332	13,184	1,368
	188,835	204,347	185,601
Income before real estate dispositions and noncontrolling interest	10,224	94,814	109,731
Gain (loss) on real estate dispositions	—	—	—
Net income from discontinued operations	10,224	94,814	109,731
Net income attributable to noncontrolling interest	120	185	220
Net income from discontinued operations attributable to common stockholders	$10,104	$94,629	$109,511

Capital and development project expenditures relating to CCP for the years ended December 31, 2015, 2014 and 2013 were $21.8 million, $17.2 million and 10.2 million, respectively. Other than capital and development project expenditures there were no other significant non-cash operating or investing activities relating CCP.
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") is $2.5 million for one year. Through December 31, 2015, we recognized income of $0.9 million, relating to the Service Fee, which is payable in four quarterly installments. The transition services agreement will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to August 31, 2016.
Discontinued Operations - Other than CCP Spin-Off
In addition to the amounts reported within discontinued operations relating to the CCP Spin-Off, we reported net income from discontinued operations attributable to common stockholders of $1.0 million, $5.1 million, and $30.3 million for the years ended December 31, 2015, 2014 and 2013, respectively.
As of December 31, 2015, all properties whose results are presented within discontinued operations have been sold.
2015 Activity
During 2015, we sold 39 triple-net leased properties and 26 MOBs for aggregate consideration of $541.0 million, including lease termination fees of $6.0 million (included within triple-net leased rental income in our Consolidated Statements of Income). We recognized a gain on the sales of these assets of $46.3 million (net of taxes), of which $27.4 million is being deferred due to one secured loan ($78.4 million) and one non-mortgage loan ($20.0 million) we made to the buyers in connection with the sales of certain assets. These deferred gains will be recognized into income as principal payments are made on the loans over their respective terms.
Subsequent to December 31, 2015 we sold one triple-net leased property, one seniors housing community included in our seniors housing operations reportable business segment and one MOB for aggregate consideration of $54.5 million and we estimate recognizing gains on the sales of these assets of $26.9 million.
2014 Activity
During 2014, we sold 16 triple-net leased properties, two seniors housing communities included in our seniors housing operations reportable business segment and four properties included in our MOB operations reportable business segment for aggregate consideration of $118.2 million. We recognized a net gain on the sales of these assets of $21.3 million, $1.5 million of which is reported within discontinued operations in our Consolidated Statements of Income.
2013 Activity
During 2013, we sold 19 triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and two properties included in our MOB operations reportable business segment for aggregate consideration of $35.1 million, including lease termination fees of $0.3 million. We recognized a net gain on the sales of these assets of $5.0 million, all of which is reported within discontinued operations in our Consolidated Statements of Income.
Assets Held for Sale
The table below summarizes our real estate assets classified as held for sale as of December 31, 2015 and 2014, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	December 31, 2015			December 31, 2014
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale (2)	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	2	$4,488	$44	333	$2,410,840	$205,931
MOB operations (1)	8	68,619	24,759	32	144,482	32,042
Seniors living operations	1	19,953	9,537	—	—	—
Total	11	$93,060	$34,340	365	$2,555,322	$237,973

(1)	Four MOBs previously reported as held for sale (and discontinued operations) were classified as held and used (and part of continuing operations) as of December 31, 2015 and December 31, 2014.

(2)	December 31, 2014 includes 323 properties disposed of as part of the CCP Spin-Off. Also included are loans, goodwill and other assets and liabilities contributed to CCP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Real Estate Impairment

We recognized impairments of $42.2 million, $56.6 million and $51.5 million for the years ended December 31, 2015, 2014 and 2013 respectively, which are recorded primarily as a component of depreciation and amortization and relate primarily to our triple-net leased properties reportable business segment. Of these impairments, $8.9 million, $13.2 million and $41.6 million for the years ended December 31, 2015, 2014 and 2013 respectively were reported in discontinued operations in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In each case, we recognized an impairment in the periods in which our change in intent was made.
Note 6—Loans Receivable and Investments
As of December 31, 2015 and 2014, we had $895.0 million and $896.5 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of December 31, 2015 and 2014, including amortized cost, fair value and unrealized gains on available-for-sale investments:

	December 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$793,433	$793,433	$816,849	$—
Government-sponsored pooled loan investments (1)	63,679	62,130	63,679	1,549
Total investments reported as Secured loans receivable and investments, net	857,112	855,563	880,528	1,549

Non-mortgage loans receivable	37,926	37,926	38,806	—
Total investments reported as Other assets	37,926	37,926	38,806	—
Total net loans receivable and investments	$895,038	$893,489	$919,334	$1,549
(1) Investments in government-sponsored pooled loans have contractual maturity dates in 2022 and 2023.

	December 31, 2014
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain (Loss)
	(In thousands)

Secured mortgage loans and other	$739,766	$739,766	$748,842	$—
Government-sponsored pooled loan investments	63,115	61,377	63,115	1,738
Total investments reported as Secured loans receivable and investments, net	802,881	801,143	811,957	1,738

Non-mortgage loans receivable	17,620	17,620	19,058	—
Marketable securities	76,046	71,000	76,046	5,046
Total investments reported as Other assets	93,666	88,620	95,104	5,046
Total net loans receivable and investments	$896,547	$889,763	$907,061	$6,784
2015 Activity

As discussed in Note 5 - Dispositions, we issued one secured loan ($78.4 million) and one non-mortgage loan ($20.0 million) to buyers in connection with the sales of certain assets. In June 2015 we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million. We recognized a gain of $5.8 million that is included within income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2015. This gain includes $5.0 million that was previously unrealized within accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2015, we received aggregate proceeds of $97.0 million in final repayment of three secured and one non-mortgage loans receivable. We recognized gains aggregating $1.9 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2015.

We disposed of two secured and seven non-mortgage loans receivable as part of the CCP Spin-Off having carrying amounts of $26.9 million and $4.2 million, respectively, as of the CCP Spin-Off date and carrying amounts of $26.9 million and $4.3 million, respectively, as of December 31, 2014. These loans are reported as assets held for sale on our Consolidated Balance Sheets as of December 31, 2014.

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

During the year ended December 31, 2014, we received aggregate proceeds of $55.9 million in final repayment of three secured and two non-mortgage loans receivable. We recognized aggregate gains of $5.2 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2014.

Note 7—Investments in Unconsolidated Entities
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At December 31, 2015 and 2014, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 41 properties and 51 properties, respectively. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $7.8 million, $8.4 million and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively (which is included in medical office building and other services revenue in our Consolidated Statements of Income).
In October 2015, we acquired the 95% controlling interests in ten MOBs from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a loss of $0.2 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Since the acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.
In March 2013, we acquired two MOBs from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a gain of $1.3 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Since the acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 8—Intangibles
The following is a summary of our intangibles as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$155,161	7.0	$150,775	6.8
In-place and other lease intangibles	1,189,261	20.9	804,260	24.5
Goodwill	1,047,497	N/A	363,971	N/A
Other intangibles	35,736	8.6	36,030	7.9
Accumulated amortization	(655,176)	N/A	(515,603)	N/A
Net intangible assets	$1,772,479	19.2	$839,433	21.0
Intangible liabilities:
Below market lease intangibles	$256,034	14.2	$229,495	14.1
Other lease intangibles	35,925	30.1	32,103	26.1
Accumulated amortization	(113,647)	N/A	(97,371)	N/A
Purchase option intangibles	3,568	N/A	13,549	N/A
Net intangible liabilities	$181,880	15.6	$177,776	15.1
________
N/A—Not Applicable
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2015, 2014 and 2013, our net amortization expense related to these intangibles was $142.7 million, $74.6 million and $77.0 million, respectively. The estimated net amortization expense related to these intangibles for each of the next five years is as follows: 2016—$98.7 million; 2017—$52.0 million; 2018—$42.9 million; 2019—$36.6 million; and 2020—$33.9 million.
The change in the carrying amount of goodwill, by segment, for 2015 was as follows (in thousands):

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	Total

Goodwill as of December 31, 2014 (excluding held for sale)	$327,232	$41,741	$83,958	$452,931
Acquisitions	133,539	219,141	394,203	746,883
Partial disposal of reporting unit	(11,967)	—	(3,861)	(15,828)
Goodwill allocated in the CCP Spin-Off	(135,446)	—	—	(135,446)
Currency translation adjustments and other	(1,043)	—	—	(1,043)
Goodwill as of December 31, 2015	$312,315	$260,882	$474,300	$1,047,497

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 9—Other Assets
The following is a summary of our other assets as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Straight-line rent receivables, net	$219,064	$187,572
Non-mortgage loans receivable, net	37,926	17,620
Other intangibles, net	13,224	19,122
Marketable securities	—	76,046
Other	142,189	151,398
Total other assets	$412,403	$451,758

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10—Borrowing Arrangements
The following is a summary of our senior notes payable and other debt as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Unsecured revolving credit facility (1)	$180,683	$919,099
3.125% Senior Notes due 2015	—	400,000
6% Senior Notes due 2015	—	234,420
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	468,477	790,634
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	289,038	344,204
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	—
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	180,649	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	180,649	215,128
3.500% Senior Notes due 2025	600,000	—
4.125% Senior Notes due 2026	500,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	—
Mortgage loans and other (4)	1,987,401	2,300,687
Total	11,271,020	10,888,295
Deferred financing costs, net	(69,121)	(60,328)
Unamortized fair value adjustment	33,570	42,516
Unamortized discounts	(28,473)	(26,132)
Senior notes payable and other debt	$11,206,996	$10,844,351
_______

(1)	$9.7 million and $164.1 million of aggregate borrowings are denominated in Canadian dollars as of December 31, 2015 and 2014, respectively.

(2)
These amounts represent in aggregate the $668 million of unsecured term loan borrowings under our unsecured credit facility, of which $89.9 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

(4)
2015 and 2014 exclude $22.9 million and $27.6 million, respectively, of mortgage debt related to real estate assets classified as held for sale that is included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2015, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of December 31, 2015. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
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
As of December 31, 2015, we had $180.7 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
In August 2015, we completed a $900 million five year term loan having a variable interest rate of LIBOR plus 97.5 basis points. The term loan matures in 2020.
Also in August 2015, we repaid $305.0 million of our unsecured term loan due 2019 and recognized a loss on extinguishment of debt of $1.6 million representing a write-off of the then unamortized deferred financing fees.
In July 2014, we entered into a new CAD 791.0 million unsecured term loan to initially fund the Holiday Canada Acquisition. The term loan was scheduled to mature on July 30, 2015, but in September 2014, we repaid CAD 660.0 million of the unsecured term loan principally with proceeds from the sale of unsecured senior notes issued by our wholly owned subsidiary, Ventas Canada Finance Limited, and in December 2014, we repaid in full the remaining borrowings outstanding under the term loan.
We recognized a loss on extinguishment of debt of $1.5 million for the year ended December 31, 2013 representing the write-off of unamortized deferred financing fees as a result of the replacement of our previous unsecured revolving credit facility.
Senior Notes
As of December 31, 2015, we had outstanding $6.8 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) ($3.9 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.4 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and CAD 900.0 million aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited. All of the senior notes issued by Ventas Realty and Ventas Canada Finance Limited are unconditionally guaranteed by Ventas, Inc.
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
In January 2015, Ventas Realty issued and sold $600.0 million aggregate principal amount of 3.500% senior notes due 2025 at a public offering price equal to 99.663% of par, for total proceeds of $598.0 million before the underwriting discount and expenses, and $300.0 million aggregate principal amount of 4.375% senior notes due 2045 at a public offering price equal to 99.500% of par, for total proceeds of $298.5 million before the underwriting discount and expenses.
Also in January 2015, Ventas Canada Finance Limited issued and sold CAD 250.0 million aggregate principal amount of 3.30% senior notes, series C due 2022 at an offering price equal to 99.992% of par, for total proceeds of CAD 250.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In September 2014, Ventas Canada Finance Limited issued and sold CAD 400.0 million aggregate principal amount of 3.00% senior notes, series A due 2019 at an offering price equal to 99.713% of par, for total proceeds of CAD 398.9 million before the agent fees and expenses, and CAD 250.0 million aggregate principal amount of 4.125% senior notes, series B due 2024 at an offering price equal to 99.601% of par, for total proceeds of CAD 249.0 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada.
In April 2014, Ventas Realty issued and sold $300.0 million aggregate principal amount of 1.250% senior notes due 2017 at a public offering price equal to 99.815% of par, for total proceeds of $299.4 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.750% senior notes due 2024 at a public offering price equal to 99.304% of par, for total proceeds of $397.2 million before the underwriting discount and expenses.
In September 2013, Ventas Realty issued and sold: $550.0 million aggregate principal amount of 1.55% senior notes due 2016 at a public offering price equal to 99.910% of par, for total proceeds of $549.5 million before the underwriting discount and expenses; and $300.0 million aggregate principal amount of 5.70% senior notes due 2043 at a public offering price equal to 99.628% of par, for total proceeds of $298.9 million before the underwriting discount and expenses.
In March 2013, Ventas Realty issued and sold: $258.8 million aggregate principal amount of 5.45% senior notes due 2043 at a public offering price equal to par, for total proceeds of $258.8 million before the underwriting discounts and expenses; and $500.0 million aggregate principal amount of 2.700% senior notes due 2020 at a public offering price equal to 99.942% of par, for total proceeds of $499.7 million before the underwriting discount and expenses.
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
Ventas Canada Finance Limited’s senior notes are part of our and Ventas Canada Finance Limited’s general unsecured obligations, ranking equal in right of payment with all of Ventas Canada Finance Limited’s existing and future subordinated indebtedness. However, Ventas Canada Finance Limited’s senior notes are effectively subordinated to our and Ventas Canada Finance Limited’s secured indebtedness, if any, to the extent of the value of the assets securing that indebtedness. Ventas Canada Finance Limited’s senior notes are also structurally subordinated to the preferred equity and indebtedness, whether secured or unsecured, of our subsidiaries (other than Ventas Canada Finance Limited).
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
Ventas Realty, Ventas Canada Finance Limited and NHP LLC may redeem each series of their respective senior notes (other than NHP LLC’s 6.90% senior notes due 2037 and 6.59% senior notes due 2038), in whole at any time or in part from time to time, prior to maturity at the redemption prices set forth in the applicable indenture (which include, in many instances, a make-whole premium), plus, in each case, accrued and unpaid interest thereon to the redemption date.
NHP LLC’s 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1 in each of 2017 and 2027, and its 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2018, 2023 and 2028.
Mortgages
At December 31, 2015, we had 133 mortgage loans outstanding in the aggregate principal amount of $2.0 billion and secured by 157 of our properties. Of these loans, 116 loans in the aggregate principal amount of $1.6 billion bear interest at fixed rates ranging from 3.6% to 8.6% per annum, and 17 loans in the aggregate principal amount of $433.3 million bear interest at variable rates ranging from 0.9% to 3.2% per annum as of December 31, 2015. At December 31, 2015, the weighted average annual rate on our fixed rate mortgage loans was 5.7%, and the weighted average annual rate on our variable rate mortgage loans was 2.0%. Our mortgage loans had a weighted average maturity of 5.5 years as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2015, we repaid in full mortgage loans in the aggregate principal amount of $461.9 million and a weighted average maturity of 2.1 years and recognized a loss on extinguishment of debt of $9.9 million in connection with these repayments.
During 2014, we assumed or incurred mortgage debt of $246.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $398.0 million, and recognized a net loss on extinguishment of debt of $2.3 million in connection with these repayments.
During 2013, we assumed or incurred mortgage debt of $178.8 million and repaid in full mortgage loans outstanding in the aggregate principal amount of $493.7 million, and recognized a net gain on extinguishment of debt of $0.5 million in connection with these repayments.
Scheduled Maturities of Borrowing Arrangements and Other Provisions
As of December 31, 2015, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility(1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2016 (2)	$602,661	$—	$31,124	$633,785
2017 (2)	746,458	—	28,500	774,958
2018	1,101,879	180,683	23,486	1,306,048
2019	1,900,986	—	15,929	1,916,915
2020	1,416,913	—	11,122	1,428,035
Thereafter (3)	5,085,663	—	125,616	5,211,279
Total maturities	$10,854,560	$180,683	$235,777	$11,271,020

(1)	At December 31, 2015, we had $53.0 million of unrestricted cash and cash equivalents, for $127.7 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $22.9 million of mortgage debt related to real estate assets classified as held for sale as of December 31, 2015 that is scheduled to mature in 2016 and 2017.

(3)
Includes $52.4 million aggregate principal amount of 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Ventas Realty’s and Ventas Canada Finance Limited’s senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our unsecured credit facility also requires us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.
As of December 31, 2015, we were in compliance with all of these covenants.
Derivatives and Hedging
In the normal course of our business, interest rate fluctuations affect future cash flows under our variable rate debt obligations, loans receivable and marketable debt securities and foreign currency exchange rate fluctuations affect our operating results. We follow established risk management policies and procedures, including the use of derivative instruments, to mitigate the impact of these risks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2015, our variable rate debt obligations of $2.2 billion reflect, in part, the effect of $150.5 million notional amount of interest rate swaps with a maturity of March 21, 2018 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2015, our fixed rate debt obligations of $9.1 billion reflect, in part, the effect of $48.1 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to April 1, 2019, in each case that effectively convert variable rate debt to fixed rate debt.
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap. The maturity date of the Ardent Term Loan is also August 3, 2020.
Unamortized Fair Value Adjustment
As of December 31, 2015, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $33.6 million and will be recognized as effective yield adjustments over the remaining terms of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (which is reflected as a reduction of interest expense) was $16.2 million for the year ended December 31, 2015 and for each of the next five years will be as follows: 2016—$11.2 million; 2017—$6.6 million; 2018—$2.7 million; 2019—$2.0 million; and 2020—$1.5 million.
Note 11—Fair Values of Financial Instruments
As of December 31, 2015 and 2014, the carrying amounts and fair values of our financial instruments were as follows:

	2015		2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$53,023	$53,023	$55,348	$55,348
Secured loans receivable, net	793,433	816,849	739,766	748,842
Non-mortgage loans receivable, net	37,926	38,806	17,620	19,058
Government-sponsored pooled loan investments	63,679	63,679	63,115	63,115
Marketable securities	—	—	76,046	76,046
Liabilities:
Senior notes payable and other debt, gross	11,271,020	11,384,880	10,888,295	11,197,131
Derivative instruments and other liabilities	2,696	2,696	2,743	2,743
Redeemable OP unitholder interests	188,546	188,546	159,134	159,134
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
During the year ended December 31, 2015, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.
The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2015 were as follows:

•
Executive Deferred Stock Compensation Plan—594,070 shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 594,070 shares were available for future issuance as of December 31, 2015.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—594,070 shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 478,048 shares were available for future issuance as of December 31, 2015.

•
2012 Incentive Plan—10,499,135 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 7,876,301 shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2015 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2015.

Outstanding options issued under the Plans are exercisable at the market price on the date of grant, expire ten years from the date of grant, and vest or have vested over periods of two or three years. If provided in the applicable Plan or award agreement, the vesting of stock options may accelerate upon a change of control (as defined in the applicable Plan) of Ventas, Inc. and other specified events.
In connection with the NHP acquisition, we assumed certain outstanding options, shares of restricted stock and restricted stock units previously issued to NHP employees pursuant to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, as amended (the “NHP Plan”). Any remaining outstanding awards continue to be subject to the terms and conditions of the NHP Plan and the applicable award agreements.
Conversion of Equity Awards at the CCP Spin-Off Date
The Plans were established with anti-dilution provisions, such that in the event of an equity restructuring of Ventas (including spin-off transactions), equity awards would preserve their value post-transaction. In order to achieve an equitable modification of the existing awards following the CCP Spin-Off, we applied the concentration method of converting pre-spin awards to their post-spin value, meaning that Ventas employees remaining at Ventas following the CCP Spin-Off would receive equitably adjusted awards denominated solely in Ventas common stock. The modification assumed a conversion ratio on all awards calculated as the final pre-spin closing price of Ventas common stock divided by the 10-trading day average post-spin closing price of Ventas common stock (the “10 Day Average Price”).  The conversion impacted 120 participants, resulted in additional awards being granted (as summarized in the tables below) and an incremental fair value of both vested awards ($3.5 million) and unvested awards ($1.6 million) due to the difference between the 10 Day Average Price and the closing price on the CCP Spin-Off date.  The vesting periods were unchanged for unvested grants at the CCP Spin-Off date. The incremental fair value of vested awards were recognized immediately and are considered separation costs that are reported in discontinued operations in our Consolidated Statements of Income. The incremental fair value of unvested awards, which are also considered separation costs, will be recognized over the remaining requisite service periods. The number of shares reserved for each of the Plans, as well as the ESPP Plan, were adjusted using the same conversion methodology applied to the outstanding awards.
Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2015	2014	2013
Risk-free interest rate	1.02 - 1.38%	1.3 - 1.4%	0.59 - 0.63%
Dividend yield	5.00%	5.00%	5.00%
Volatility factors of the expected market price for our common stock	19.0 - 20.0%	17.8 - 18.0%	24.2 - 31.7%
Weighted average expected life of options	4.0 years	4.17 years	4.25 - 7.0 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity in 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2014	2,460,628	$57.45
Options granted in 2015 pre-spin	792,434	76.62
Options exercised in 2015 pre-spin	130,273	43.30
Options forfeited in 2015 pre-spin	12,058	62.47
Options expired in 2015 pre-spin	2,802	66.43
Options outstanding pre-spin	3,107,929	62.90
Options forfeited/expired at spin	511,832	65.51
Options issued at spin	488,360	52.51
Options outstanding post-spin	3,084,457	52.51
Options granted in 2015 post-spin	—	0.00
Options exercised in 2015 post-spin	20,814	35.13
Options forfeited in 2015 post-spin	11,914	55.67
Options expired in 2015 post-spin	—	0.00
Outstanding as of December 31, 2015	3,051,729	52.62	7.03	$18,216
Exercisable as of December 31, 2015	2,183,113	$49.73	6.36	$16,815
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods. Compensation costs related to stock options for the years ended December 31, 2015, 2014 and 2013 were $4.2 million, $4.7 million and $4.5 million, respectively.
As of December 31, 2015, we had $1.8 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.22 years.
The weighted average grant date fair value of options issued during the years ended December 31, 2015, 2014 and 2013 was $5.89, $4.37 and $9.25, respectively.
Aggregate proceeds received from options exercised under the Plans or the NHP Plan for the years ended December 31, 2015, 2014 and 2013 were $6.4 million, $26.2 million and $7.2 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2015, 2014 and 2013 was $4.7 million, $19.3 million and $4.0 million, respectively.
Restricted Stock and Restricted Stock Units
We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of approximately $15.2 million in 2015, $16.2 million in 2014 and $16.1 million in 2013. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the status of our non-vested restricted stock and restricted stock units as of December 31, 2015, and changes during the year ended December 31, 2015 follows:

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2014	402,741	$58.51	11,392	$58.79
Granted in 2015 pre-spin	190,429	75.46	7,252	71.70
Vested in 2015 pre-spin	237,461	61.69	6,856	59.79
Forfeited in 2015 pre-spin	5,602	61.12	0	0.00
Non-vested post-spin	350,107	65.53	11,788	66.15
Forfeited at spin	61,166	64.94	0	0.00
Granted at spin	54,364	2.34	2,216	2.34
Non-vested post-spin	343,305	57.60	14,004	58.02
Granted in 2015 post-spin	31,176	56.12	0	0.00
Vested in 2015 post-spin	3,323	50.49	0	0.00
Forfeited in 2015 post-spin	8,065	52.57	0	0.00
Nonvested at December 31, 2015	363,093	$57.65	25,500	$58.02
As of December 31, 2015, we had $9.3 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.51 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2015, 2014 and 2013 was $18.3 million, $17.7 million and $16.9 million, respectively.
Employee and Director Stock Purchase Plan
We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 2,970,350 shares for issuance under the ESPP. As of December 31, 2015, 79,893 shares had been purchased under the ESPP and 2,890,457 shares were available for future issuance.
Employee Benefit Plan
We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2015, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2015, 2014 and 2013, our aggregate contributions were approximately $1,227,000, $1,136,000 and $1,036,000, respectively.
Note 13—Income Taxes
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 13. Certain REIT entities are subject to foreign income tax.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2015, 2014 and 2013, our tax treatment of distributions per common share was as follows:

	2015	2014	2013
Tax treatment of distributions:
Ordinary income	$3.02368	$2.61271	$2.65787
Qualified ordinary income	0.01632	0.10474	0.03718
Long-term capital gain	—	0.16224	0.03995
Unrecaptured Section 1250 gain	—	0.08531	—
Distribution reported for 1099-DIV purposes	$3.04000	$2.96500	$2.73500
We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2015, 2014 and 2013. Our consolidated benefit for income taxes for the years ended December 31, 2015, 2014 and 2013 was as follows:

	2015	2014	2013
	(In thousands)
Current - Federal	$138	$878	$3,145
Current - State	1,453	—	(461)
Deferred - Federal	(25,962)	(3,338)	(11,860)
Deferred - State	(3,054)	(1,772)	(2,396)
Current - Foreign	953	327	—
Deferred - Foreign	(12,812)	(4,827)	(256)
Total	$(39,284)	$(8,732)	$(11,828)
The income tax benefit for the year ended December 31, 2015 is due primarily to the income tax benefit of ordinary losses related to certain TRS entities. The income tax benefit for the year ended December 31, 2014 primarily relates to the income tax benefit of ordinary losses and restructuring related to certain TRS entities.
Although the TRS entities have paid minimal cash federal income taxes for the year ended December 31, 2015, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2015, 2014 and 2013, to the income tax benefit is as follows:

	2015	2014	2013
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$123,086	$122,746	$127,463
State income taxes, net of federal benefit	(657)	(1,152)	(1,857)
Increase in valuation allowance	20,978	23,122	7,145
Increase (decrease) in ASC 740 income tax liability	(462)	878	2,805
Tax at statutory rate on earnings not subject to federal income taxes	(185,648)	(151,055)	(146,932)
Foreign rate differential and foreign taxes	3,095	3,230	—
Change in tax status of TRS	—	(7,380)	—
Other differences	324	879	(452)
Income tax expense (benefit)	$(39,284)	$(8,732)	$(11,828)
In connection with our acquisitions of Sunrise Senior Living Real Estate Investment Trust (“Sunrise REIT”) in 2007, and ASLG in 2011, and the Holiday Canada Acquisition in 2014, we established a beginning net deferred tax liability of $306.3 million, $44.6 million and $107.7 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No net deferred tax asset or liability was recorded for the Lillibridge acquisition in 2010 or the acquisition of three triple-net leased private hospitals (located in the United Kingdom) in 2014.
In connection with our acquisitions of HCT and Crimson in 2015, we established a beginning net deferred tax liability of $32.3 million and $18.5 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards).
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards (in addition to the REIT carryforwards) included in the net deferred tax liabilities at December 31, 2015, 2014 and 2013 are summarized as follows:

	2015	2014	2013
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(413,566)	$(406,023)	$(309,775)
Operating loss and interest deduction carryforwards	564,091	398,859	377,645
Expense accruals and other	14,624	15,355	13,421
Valuation allowance	(503,531)	(352,528)	(331,458)
Net deferred tax liabilities	$(338,382)	$(344,337)	$(250,167)
Our net deferred tax liability decreased $6.0 million during 2015 primarily due to $51.8 million of recorded deferred tax liability as a result of the HCT, Canford, Eglise and Ardent acquisitions, offset by the impact of TRS operating losses and currency translation adjustments. Our net deferred tax liability increased $94.2 million during 2014 primarily due to $107.7 million of recorded deferred tax liability as a result of the Holiday Canada acquisition.
Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to the REIT and certain TRSs.  The amounts related to NOLs at the REIT and TRS entities for 2015, 2014, and 2013 are $369.4 million and $85.5 million, $251.1 million and $66.1 million, and $250.0 million and $47.0 million, respectively.
For the years ended December 31, 2015 and 2014, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $4.7 billion and $4.1 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.
A rollforward of valuation allowances, for the years ended December 31, 2015, 2014 and 2013, is as follows:

	2015	2014	2013
	(In thousands)
Beginning Balance	$352,528	$331,458	$326,837
Additions:
Purchase accounting	172,932	—	613
Expenses	24,332	28,364	31,540
Subtractions:
Deductions	(42,437)	(2,344)	(23,622)
Other activity (not resulting in expense or deduction)	(3,824)	(4,950)	(3,910)
Ending balance	$503,531	$352,528	$331,458
We are subject to corporate level taxes for any asset dispositions during the five-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger) (“built-in gains tax”). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2012 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2011 and subsequent years. We are subject to audit by the Canada Revenue Agency (“CRA”) and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in connection with the Holiday Canada Acquisition.
At December 31, 2015, we had a combined NOL carryforward of $460.2 million related to the TRS entities and an NOL carryforward of $1.1 billion related to the REIT, including $18.6 million and $442.6 million of the REIT NOL carried over from the HCT and Ardent acquisitions, respectively. Additionally, $10.5 million of Federal income tax credits were carried over from the Ardent entities. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Lillibridge, ASLG and Ardent NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards begin to expire in 2024 with respect to the TRS entities and in 2019 for the REIT.
As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2015 and 2014. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes but cannot assure you as to the outcome of these matters.
The following table summarizes the activity related to our unrecognized tax benefits:

	2015	2014
	(In thousands)
Balance as of January 1	$25,446	$21,906
Additions to tax positions related to the current year	—	4,507
Additions to tax positions related to prior years	248	126
Subtractions to tax positions related to prior years	(677)	(129)
Subtractions to tax positions related to settlements	—	—
Subtractions to tax positions as a result of the lapse of the statute of limitations	(882)	(964)
Balance as of December 31	$24,135	$25,446
Included in these unrecognized tax benefits of $24.1 million and $25.4 million at December 31, 2015 and 2014, respectively, were $22.5 million and $23.9 million of tax benefits at December 31, 2015 and 2014, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued interest of $0.4 million related to the unrecognized tax benefits during 2015, but no penalties. We expect our unrecognized tax benefits to decrease by $3.4 million during 2016.
As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with Internal Revenue Service and foreign tax authority transfer pricing rules.
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
Other
With respect to certain of our properties, we are subject to operating and ground lease obligations that generally require fixed monthly or annual rent payments and may include escalation clauses and renewal options. These leases have terms that expire during the next 86 years, excluding extension options. Our future minimum lease obligations under non-cancelable operating and ground leases as of December 31, 2015 were $31.3 million in 2016, $24.6 million in 2017, $20.3 million in 2018, $17.0 million in 2019, $16.4 million in 2020, and $520.0 million thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 15—Earnings Per Share
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$406,740	$376,032	$374,338
Discontinued operations	11,103	99,735	79,171
Net income attributable to common stockholders	$417,843	$475,767	$453,509
Denominator:
Denominator for basic earnings per share—weighted average shares	330,311	294,175	292,654
Effect of dilutive securities:
Stock options	360	495	534
Restricted stock awards	41	55	99
OP units	3,295	1,952	1,823
Denominator for diluted earnings per share—adjusted weighted average shares	334,007	296,677	295,110
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.23	$1.28	$1.28
Discontinued operations	0.03	0.34	0.27
Net income attributable to common stockholders	$1.26	$1.62	$1.55
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.22	$1.26	$1.27
Discontinued operations	0.03	0.34	0.27
Net income attributable to common stockholders	$1.25	$1.60	$1.54
There were 852,805, 479,291 and 504,815 anti-dilutive options outstanding for the years ended December 31, 2015, 2014 and 2013, respectively.
Note 16—Litigation
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

settlement terms required HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 5, 2015.
On August 24, 2015, the plaintiffs in the Maryland state court action submitted a stipulation of settlement to the court executed by the parties and moved for preliminary approval of the settlement. The plaintiffs in the Maryland federal action have agreed to allow the settlement to proceed through the state court and do not currently plan to submit an additional stipulation to the federal court. On December 10, 2015, the Circuit Court for Baltimore City, Maryland entered a preliminary approval order that, among other things, directed notice be sent to members of the class of HCT stockholders and scheduled a settlement hearing to be held on March 15, 2016, at which time the court will review any objections lodged by class members and consider the fairness, reasonableness and adequacy of the settlement. The settlement is contingent on final court approval after the settlement hearing. There can be no assurance that the court will approve the proposed settlement.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 17—Permanent and Temporary Equity
Capital Stock
In January 2015, in connection with the HCT acquisition, we issued approximately 28.4 million shares of our common stock and 1.1 million Class C Units that are redeemable for our common stock. In April 2015, third party investors redeemed 445,541 Class C Units for approximately $32.6 million. Beginning on January 16, 2016 and as of February 10, 2016, third party investors executed redemption right exercise notices for Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. to redeem 303,136 Class C Units. We expect that the Class C Units will be redeemed through the issuance of 303,136 shares of Ventas common stock on or before April 1, 2016, but we have the right to redeem the Class Units for a cash amount.
In March 2013, we established an “at-the-market” (“ATM”) equity offering program through which we could sell from time to time up to an aggregate of $750 million of our common stock. In January 2015, we issued and sold 3,750,202 shares of common stock under our previous ATM equity offering program for aggregate net proceeds of $285.4 million, after sales agent commissions of $4.4 million. In March 2015, we replaced our previous shelf registration statement that was scheduled to expire in accordance with the SEC’s rules with a new universal shelf registration statement, rendering our previous ATM program inaccessible. In connection with our new universal shelf registration statement, we established a new ATM program pursuant to which we may sell, from time to time, up to an aggregate of $1.0 billion of our common stock. Through December 31, 2015, we have issued and sold a total of 3,434,839 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $206.2 million, after sales agent commissions of $3.1 million. As of December 31, 2015, approximately $790.7 million of our common stock remained available for sale under our ATM equity offering program. Subsequent to December 31, 2015, we have issued and sold a total of 1,649,463 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $90.8 million, after sales agent commissions of $1.4 million.
For the year ended December 31, 2014, we issued and sold a total of 3,381,678 shares of common stock under the ATM program for aggregate net proceeds of $242.3 million, after sales agent commissions of $3.7 million.
For the year ended December 31, 2013, we issued and sold a total of 2,069,200 shares of common stock under the ATM program for aggregate net proceeds of $141.5 million, after sales agent commissions of $2.1 million.
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
Distribution Reinvestment and Stock Purchase Plan
Prior to its suspension in July 2014, our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) enabled existing stockholders to purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also could purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. In 2014, we offered a 1% discount on the purchase price of our common stock to shareholders who reinvested their dividends or made optional cash purchases through the DRIP. We may determine whether or not to reinstate the DRIP at any time at our sole discretion, and if so, the amount and availability of this discount will be at our discretion. The granting of a discount for one month or quarter, as applicable, will not insure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. In addition, we may change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market without prior notice to investors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income
The following is a summary of our accumulated other comprehensive income as of December 31, 2015 and 2014:

	2015	2014
	(In thousands)
Foreign currency translation	$(13,926)	$866
Unrealized gain on marketable securities	1,738	6,785
Other	4,623	5,470
Total accumulated other comprehensive income	$(7,565)	$13,121
Redeemable OP Unitholder and Noncontrolling Interest
The following is a rollforward of our redeemable OP unitholder interests and noncontrolling interests for 2015:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2014	$159,135	$12,880	$172,015
New issuances	87,245	—	87,245
Change in valuation	(7,832)	(1,082)	(8,914)
Distributions and other	(15,095)	(491)	(15,586)
Redemptions	(34,907)	(3,324)	(38,231)
Balance as of December 31, 2015	$188,546	$7,983	$196,529

Note 18—Related Party Transactions
As disclosed in “Note 3 - Concentration of Credit Risk”, Atria provides comprehensive property management and accounting services with respect to our seniors housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements.  Most of our management agreements with Atria have initial terms expiring either July 31, 2024, or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Atria also provides certain construction and development management services relating to various development and redevelopment projects within our seniors housing portfolio. For the years ended December 31, 2015, 2014 and 2013, we incurred fees to Atria of $58 million, $52.7 million and $44.2 million respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.
As disclosed in “Note 4 - Acquisitions of Real Estate Property”, we leased ten hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. Pursuant to our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option. For the period from the closing of the Ardent Transaction through December 31, 2015, we recognized rental income from Ardent of $42.9 million. We also paid certain transaction-related fees to Ardent of $40.0 million, which are recorded within merger-related expenses and deal costs in our Consolidated Statements of Income.
These transactions are considered to be arm’s length in nature.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 19—Quarterly Financial Information (Unaudited)
Summarized unaudited consolidated quarterly information for the years ended December 31, 2015 and 2014 is provided below.

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$805,598	$811,920	$827,606	$841,274
Income from continuing operations attributable to common stockholders, including real estate dispositions (1)	$102,868	$131,578	$45,235	$127,059
Discontinued operations (1)	17,574	18,243	(22,383)	(2,331)
Net income attributable to common stockholders	$120,442	$149,821	$22,852	$124,728
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.32	$0.39	$0.14	$0.38
Discontinued operations	0.05	0.06	(0.07)	(0.01)
Net income attributable to common stockholders	$0.37	$0.45	$0.07	$0.37
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.32	$0.40	$0.14	$0.38
Discontinued operations	0.05	0.05	(0.07)	(0.01)
Net income attributable to common stockholders	$0.37	$0.45	$0.07	$0.37
Dividends declared per share	$0.79	$0.79	$0.73	$0.73
________________________

(1)
The amounts presented for the three months ended March 31, 2015 and June 30, 2015 differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of properties not previously included in discontinued operations in the respective reporting periods.

	For the Three Months Ended
	March 31, 2015	June 30, 2015
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-Q	$884,024	$891,322
Revenues, previously reported in continuing operations in Form 10-Q	(78,426)	(79,402)
Total revenues disclosed in Form 10-K	$805,598	$811,920
Income from continuing operations attributable to common stockholders, including real estate dispositions, previously reported in Form 10-Q	$120,865	$149,754
Income from continuing operations attributable to common stockholders, including real estate dispositions, previously reported in continuing operations in Form 10-Q	(17,997)	(18,176)
Income from continuing operations attributable to common stockholders, including real estate dispositions disclosed in Form 10-K	$102,868	$131,578
Discontinued operations, previously reported in Form 10-Q	$(423)	$67
Operations from properties previously reported in continuing operations in Form 10-Q	17,997	18,176
Discontinued operations disclosed in Form 10-K	$17,574	$18,243

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues (1)	$665,262	$674,529	$704,932	$732,090
Income from continuing operations attributable to common stockholders, including real estate dispositions (1)	$90,973	$107,617	$90,961	$86,481
Discontinued operations (1)	30,074	30,781	18,171	20,709
Net income attributable to common stockholders	$121,047	$138,398	$109,132	$107,190
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.31	$0.37	$0.28	$0.29
Discontinued operations	0.10	0.10	0.05	0.07
Net income attributable to common stockholders	$0.41	$0.47	$0.33	$0.36
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.31	$0.37	$0.27	$0.29
Discontinued operations	0.10	0.10	0.05	0.07
Net income attributable to common stockholders	$0.41	$0.47	$0.32	$0.36
Dividends declared per share	$0.725	$0.725	$0.725	$0.79
________________________

(1)
The amounts presented for the three months ended March 31, 2014, June 30, 2014, September 30, 2014 and December 31, 2014 differ from the amounts previously reported in our Annual Report on Form 10-K for the year ended December 31, 2014 as a result of properties not previously included in discontinued operations as of December 31, 2014.

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(In thousands, except per share amounts)
Revenues, previously reported in Form 10-K	$741,470	$751,254	$779,035	$803,987
Revenues, previously reported in continuing operations in Form 10-K	(76,208)	(76,725)	(74,103)	(71,897)
Total revenues disclosed in Form 10-K	$665,262	$674,529	$704,932	$732,090
Income from continuing operations attributable to common stockholders, including real estate dispositions, previously reported in Form 10-K	$118,016	$138,653	$109,391	$107,601
Income from continuing operations attributable to common stockholders, including real estate dispositions, previously reported in continuing operations in Form 10-K	(27,043)	(31,036)	(18,430)	(21,120)
Income from continuing operations attributable to common stockholders, including real estate dispositions disclosed in Form 10-K	$90,973	$107,617	$90,961	$86,481
Discontinued operations, previously reported in Form 10-K	$3,031	$(255)	$(259)	$(411)
Operations from properties previously reported in continuing operations in Form 10-K	27,043	31,036	18,430	21,120
Discontinued operations disclosed in Form 10-K	$30,074	$30,781	$18,171	$20,709

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 20—Segment Information
As of December 31, 2015, 2014 and 2013 we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease, and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:
For the year ended December 31, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$779,801	$—	$566,245	$—	$1,346,046
Resident fees and services	—	1,811,255	—	—	1,811,255
Medical office building and other services revenue	4,433	—	34,436	2,623	41,492
Income from loans and investments	—	—	—	86,553	86,553
Interest and other income	—	—	—	1,052	1,052
Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398
Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398
Less:
Interest and other income	—	—	—	1,052	1,052
Property-level operating expenses	—	1,209,415	174,225	—	1,383,640
Medical office building services costs	—	—	26,565	—	26,565
Segment NOI	784,234	601,840	399,891	89,176	1,875,141
(Loss) income from unconsolidated entities	(813)	(526)	369	(450)	(1,420)
Segment profit	$783,421	$601,314	$400,260	$88,726	1,873,721
Interest and other income					1,052
Interest expense					(367,114)
Depreciation and amortization					(894,057)
General, administrative and professional fees					(128,035)
Loss on extinguishment of debt, net					(14,411)
Merger-related expenses and deal costs					(102,944)
Other					(17,957)
Income tax benefit					39,284
Discontinued operations					11,103
Gain on real estate dispositions					18,580
Net income					$419,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2014:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$674,547	$—	$463,910	$—	$1,138,457
Resident fees and services	—	1,552,951	—	—	1,552,951
Medical office building and other services revenue	4,565	—	22,529	2,270	29,364
Income from loans and investments	—	—	—	51,778	51,778
Interest and other income	—	—	—	4,263	4,263
Total revenues	$679,112	$1,552,951	$486,439	$58,311	$2,776,813
Total revenues	$679,112	$1,552,951	$486,439	$58,311	$2,776,813
Less:
Interest and other income	—	—	—	4,263	4,263
Property-level operating expenses	—	1,036,556	158,832	—	1,195,388
Medical office building services costs	—	—	17,092	—	17,092
Segment NOI	679,112	516,395	310,515	54,048	1,560,070
Income (loss) from unconsolidated entities	859	(658)	398	(738)	(139)
Segment profit	$679,971	$515,737	$310,913	$53,310	1,559,931
Interest and other income					4,263
Interest expense					(292,065)
Depreciation and amortization					(725,216)
General, administrative and professional fees					(121,738)
Loss on extinguishment of debt, net					(5,564)
Merger-related expenses and deal costs					(43,304)
Other					(25,743)
Income tax benefit					8,732
Discontinued operations					99,735
Gain on real estate dispositions					17,970
Net income					$477,001

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2013:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$586,016	$—	$450,340	$—	$1,036,356
Resident fees and services	—	1,406,005	—	—	1,406,005
Medical office building and other services revenue	4,469	—	12,077	1,263	17,809
Income from loans and investments	—	—	—	54,425	54,425
Interest and other income	—	—	—	2,022	2,022
Total revenues	$590,485	$1,406,005	$462,417	$57,710	$2,516,617
Total revenues	$590,485	$1,406,005	$462,417	$57,710	$2,516,617
Less:
Interest and other income	—	—	—	2,022	2,022
Property-level operating expenses	—	956,684	153,241	—	1,109,925
Medical office building services costs	—	—	8,315	—	8,315
Segment NOI	590,485	449,321	300,861	55,688	1,396,355
Income (loss) from unconsolidated entities	475	(1,980)	1,451	(454)	(508)
Segment profit	$590,960	$447,341	$302,312	$55,234	1,395,847
Interest and other income					2,022
Interest expense					(249,009)
Depreciation and amortization					(629,908)
General, administrative and professional fees					(115,083)
Loss on extinguishment of debt, net					(1,201)
Merger-related expenses and deal costs					(21,634)
Other					(17,364)
Income tax benefit					11,828
Discontinued operations					79,171
Net income					$454,669
Assets by reportable business segment are as follows:

	As of December 31,
	2015		2014
	(Dollars in thousands)
Assets:
Triple-net leased properties	$7,996,645	35.9%	$9,115,901	43.1%
Senior living operations	8,022,206	36.0	7,421,924	35.1
MOB operations	5,209,751	23.4	3,526,217	16.6
All other assets	1,033,316	4.7	1,101,871	5.2
Total assets	$22,261,918	100.0%	$21,165,913	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Capital expenditures:
Triple-net leased properties	$1,890,245	$647,870	$847,945
Senior living operations	382,877	977,997	576,459
MOB operations	604,827	36,861	189,953
Total capital expenditures	$2,877,949	$1,662,728	$1,614,357

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2015	2014	2013
	(In thousands)
Revenues:
United States	$3,086,449	$2,636,591	$2,423,399
Canada	173,778	126,435	93,218
United Kingdom	26,171	13,787	—
Total revenues	$3,286,398	$2,776,813	$2,516,617

	As of December 31,
	2015	2014
	(In thousands)
Net real estate property:
United States	$18,271,829	$15,334,686
Canada	1,039,561	1,269,710
United Kingdom	313,830	168,594
Total net real estate property	$19,625,220	$16,772,990
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
Ventas, Inc. has also fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Canada Finance Limited. None of our other subsidiaries is obligated with respect to Ventas Canada Finance Limited’s outstanding senior notes, all of which were issued on a private placement basis in Canada.
In connection with the NHP acquisition, our 100% owned subsidiary, NHP LLC, as successor to NHP, assumed the obligation to pay principal and interest with respect to the outstanding senior notes issued by NHP. Neither we nor any of our subsidiaries (other than NHP LLC) is obligated with respect to any of NHP LLC’s outstanding senior notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under certain circumstances, contractual and legal restrictions, including those contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness, may restrict our ability to obtain cash from our subsidiaries for the purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada Finance Limited’s senior notes. Certain of our real estate assets are also subject to mortgages.
The following summarizes our condensed consolidating information as of December 31, 2015 and 2014 and for the years ended December 31, 2015, 2014, and 2013:
CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,798	$195,015	$20,377,226	$—	$20,578,039
Cash and cash equivalents	11,733	—	41,290	—	53,023
Escrow deposits and restricted cash	7,154	1,644	69,098	—	77,896
Deferred financing costs, net	—	—	—	—	—
Investment in and advances to affiliates	12,989,643	3,545,183	—	(16,534,826)	—
Goodwill	—	—	1,047,497	—	1,047,497
Assets held for sale	—	4,488	88,572	—	93,060
Other assets	17,869	4,182	390,352	—	412,403
Total assets	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,370,670	$2,836,326	$—	$11,206,996
Intercompany loans	7,294,158	(6,571,512)	(722,646)	—	—
Accrued interest	—	64,561	16,303	—	80,864
Accounts payable and other liabilities	68,604	45,226	665,550	—	779,380
Liabilities held for sale	—	44	34,296	—	34,340
Deferred income taxes	338,382	—	—	—	338,382
Total liabilities	7,701,144	1,908,989	2,829,829	—	12,439,962
Redeemable OP unitholder and noncontrolling interests	—	—	196,529	—	196,529
Total equity	5,331,053	1,841,523	18,987,677	(16,534,826)	9,625,427
Total liabilities and equity	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$6,404	$216,521	$17,444,818	$—	$17,667,743
Cash and cash equivalents	24,857	—	30,491	—	55,348
Escrow deposits and restricted cash	2,102	1,424	68,245	—	71,771
Deferred financing costs, net	—	—	—	—	—
Investment in and advances to affiliates	10,783,780	3,430,055	—	(14,213,835)	—
Goodwill	—	—	363,971	—	363,971
Assets held for sale	—	150,405	2,404,917	—	2,555,322
Other assets	98,605	41,821	311,332	—	451,758
Total assets	$10,915,748	$3,840,226	$20,623,774	$(14,213,835)	$21,165,913
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$7,371,547	$3,472,804	$—	$10,844,351
Intercompany loans	5,555,196	(5,562,739)	7,543	—	—
Accrued interest	—	43,212	18,970	—	62,182
Accounts payable and other liabilities	103,469	55,909	591,279	—	750,657
Liabilities held for sale	—	24,398	213,575	—	237,973
Deferred income taxes	344,337	—	—	—	344,337
Total liabilities	6,003,002	1,932,327	4,304,171	—	12,239,500
Redeemable OP unitholder and noncontrolling interests	—	—	172,016	—	172,016
Total equity	4,912,746	1,907,899	16,147,587	(14,213,835)	8,754,397
Total liabilities and equity	$10,915,748	$3,840,226	$20,623,774	$(14,213,835)	$21,165,913

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$3,663	$198,017	$1,144,366	$—	$1,346,046
Resident fees and services	—	—	1,811,255	—	1,811,255
Medical office building and other services revenues	895	—	40,597	—	41,492
Income from loans and investments	8,605	534	77,414	—	86,553
Equity earnings in affiliates	458,213	—	1,332	(459,545)	—
Interest and other income	495	(6)	563	—	1,052
Total revenues	471,871	198,545	3,075,527	(459,545)	3,286,398
Expenses:
Interest	(38,393)	257,503	148,004	—	367,114
Depreciation and amortization	5,443	14,679	873,935	—	894,057
Property-level operating expenses	—	367	1,383,273	—	1,383,640
Medical office building services costs	—	—	26,565	—	26,565
General, administrative and professional fees	(321)	20,777	107,579	—	128,035
Loss on extinguishment of debt, net	—	4,523	9,888	—	14,411
Merger-related expenses and deal costs	98,644	75	4,225	—	102,944
Other	(358)	45	18,270	—	17,957
Total expenses	65,015	297,969	2,571,739	—	2,934,723
Income (loss) before loss from unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	406,856	(99,424)	503,788	(459,545)	351,675
Loss from unconsolidated entities	—	(183)	(1,237)	—	(1,420)
Income tax benefit	39,284	—	—	—	39,284
Income (loss) from continuing operations	446,140	(99,607)	502,551	(459,545)	389,539
Discontinued operations	(46,877)	34,748	23,232	—	11,103
Gain on real estate dispositions	18,580	—	—	—	18,580
Net income (loss)	417,843	(64,859)	525,783	(459,545)	419,222
Net income attributable to noncontrolling interest	—	—	1,379	—	1,379
Net income (loss) attributable to common stockholders	$417,843	$(64,859)	$524,404	$(459,545)	$417,843

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,789	$180,907	$954,761	$—	$1,138,457
Resident fees and services	—	—	1,552,951	—	1,552,951
Medical office building and other services revenues	—	—	29,364	—	29,364
Income from loans and investments	3,052	—	48,726	—	51,778
Equity earnings in affiliates	480,267	—	199	(480,466)	—
Interest and other income	3,314	26	923	—	4,263
Total revenues	489,422	180,933	2,586,924	(480,466)	2,776,813
Expenses:
Interest	(18,210)	185,983	124,292	—	292,065
Depreciation and amortization	5,860	15,743	703,613	—	725,216
Property-level operating expenses	1	481	1,194,906	—	1,195,388
Medical office building services costs	—	—	17,092	—	17,092
General, administrative and professional fees	3,910	19,792	98,036	—	121,738
(Gain) loss on extinguishment of debt, net	(3)	3	5,564	—	5,564
Merger-related expenses and deal costs	26,209	2,110	14,985	—	43,304
Other	9,732	—	16,011	—	25,743
Total expenses	27,499	224,112	2,174,499	—	2,426,110
Income (loss) before income (loss) from unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	461,923	(43,179)	412,425	(480,466)	350,703
Income (loss) from unconsolidated entities	—	1,250	(1,389)	—	(139)
Income tax benefit	8,732	—	—	—	8,732
Income from continuing operations	470,655	(41,929)	411,036	(480,466)	359,296
Discontinued operations	(12,858)	61,755	50,838	—	99,735
Gain on real estate dispositions	17,970	—	—	—	17,970
Net income	475,767	19,826	461,874	(480,466)	477,001
Net income attributable to noncontrolling interest	—	—	1,234	—	1,234
Net income attributable to common stockholders	$475,767	$19,826	$460,640	$(480,466)	$475,767

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,486	$171,953	$861,917	$—	$1,036,356
Resident fees and services	—	—	1,406,005	—	1,406,005
Medical office building and other services revenues	—	(11)	17,820	—	17,809
Income from loans and investments	1,262	908	52,255	—	54,425
Equity earnings in affiliates	449,621	—	727	(450,348)	—
Interest and other income	2,963	26	(967)	—	2,022
Total revenues	456,332	172,876	2,337,757	(450,348)	2,516,617
Expenses:
Interest	(2,167)	144,327	106,849	—	249,009
Depreciation and amortization	4,990	17,248	607,670	—	629,908
Property-level operating expenses	—	514	1,109,411	—	1,109,925
Medical office building services costs	—	—	8,315	—	8,315
General, administrative and professional fees	2,695	20,488	91,900	—	115,083
Loss (gain) on extinguishment of debt, net	3	1,510	(312)	—	1,201
Merger-related expenses and deal costs	11,917	—	9,717	—	21,634
Other	194	17	17,153	—	17,364
Total expenses	17,632	184,104	1,950,703	—	2,152,439
Income (loss) before income (loss) from unconsolidated entities, income taxes, discontinued operations, and noncontrolling interest	438,700	(11,228)	387,054	(450,348)	364,178
Income (loss) from unconsolidated entities	—	673	(1,181)	—	(508)
Income tax benefit	11,828	—	—	—	11,828
Income (loss) from continuing operations	450,528	(10,555)	385,873	(450,348)	375,498
Discontinued operations	2,981	83,197	(7,007)	—	79,171
Net income	453,509	72,642	378,866	(450,348)	454,669
Net income attributable to noncontrolling interest	—	—	1,160	—	1,160
Net income attributable to common stockholders	$453,509	$72,642	$377,706	$(450,348)	$453,509

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$417,843	$(64,859)	$525,783	$(459,545)	$419,222
Other comprehensive loss:
Foreign currency translation	—	—	(14,792)	—	(14,792)
Change in unrealized gain on marketable debt securities	(5,047)	—	—	—	(5,047)
Other	—	—	(847)	—	(847)
Total other comprehensive loss	(5,047)	—	(15,639)	—	(20,686)
Comprehensive income (loss)	412,796	(64,859)	510,144	(459,545)	398,536
Comprehensive income attributable to noncontrolling interest	—	—	1,379	—	1,379
Comprehensive income attributable to common stockholders	$412,796	$(64,859)	$508,765	$(459,545)	$397,157

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$475,767	$19,826	$461,874	$(480,466)	$477,001
Other comprehensive income (loss):
Foreign currency translation	—	—	(17,153)	—	(17,153)
Change in unrealized gain on marketable debt securities	7,001	—	—	—	7,001
Other	—	—	3,614	—	3,614
Total other comprehensive income (loss)	7,001	—	(13,539)	—	(6,538)
Comprehensive income	482,768	19,826	448,335	(480,466)	470,463
Comprehensive income attributable to noncontrolling interest	—	—	1,234	—	1,234
Comprehensive income attributable to common stockholders	$482,768	$19,826	$447,101	$(480,466)	$469,229

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$453,509	$72,642	$378,866	$(450,348)	$454,669
Other comprehensive loss:
Foreign currency translation	—	—	(5,422)	—	(5,422)
Change in unrealized gain on marketable debt securities	(1,023)	—	—	—	(1,023)
Other	—	—	2,750	—	2,750
Total other comprehensive loss	(1,023)	—	(2,672)	—	(3,695)
Comprehensive income	452,486	72,642	376,194	(450,348)	450,974
Comprehensive income attributable to noncontrolling interest	—	—	1,160	—	1,160
Comprehensive income attributable to common stockholders	$452,486	$72,642	$375,034	$(450,348)	$449,814

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(124,752)	$(6,704)	$1,523,223	$—	$1,391,767
Net cash used in investing activities	(2,107,862)	(15,733)	(300,097)	—	(2,423,692)
Cash flows from financing activities:
Net change in borrowings under credit facilities	—	(584,000)	(139,457)	—	(723,457)
Net cash impact of CCP Spin-Off	1,273,000	—	(1,401,749)	—	(128,749)
Proceeds from debt	—	2,292,568	220,179	—	2,512,747
Proceeds from debt related to CCP Spin-Off	—	—	1,400,000	—	1,400,000
Repayment of debt	—	(705,000)	(730,596)	—	(1,435,596)
Net change in intercompany debt	1,782,954	(1,008,773)	(774,181)	—	—
Purchase of noncontrolling interest	—	—	(3,819)	—	(3,819)
Payment of deferred financing costs	—	(22,297)	(2,368)	—	(24,665)
Issuance of common stock, net	491,023	—	—	—	491,023
Cash distribution (to) from affiliates	(313,755)	49,939	263,816	—	—
Cash distribution to common stockholders	(1,003,413)	—	—	—	(1,003,413)
Cash distribution to redeemable OP unitholders	—	—	(15,095)	—	(15,095)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(12,649)	—	(12,649)
Other	6,983	—	—	—	6,983
Net cash provided by (used in) financing activities	2,236,792	22,437	(1,229,107)	—	1,030,122
Net increase (decrease) in cash and cash equivalents	4,178	—	(5,981)	—	(1,803)
Effect of foreign currency translation on cash and cash equivalents	(17,302)	—	16,780	—	(522)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$11,733	$—	$41,290	$—	$53,023

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2014

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(95,660)	$81,378	$1,269,127	$—	$1,254,845
Net cash used in investing activities	(1,358,256)	(7,749)	(689,035)	—	(2,055,040)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	386,000	154,203	—	540,203
Proceeds from debt	—	696,661	1,311,046	—	2,007,707
Repayment of debt	—	—	(1,151,395)	—	(1,151,395)
Net change in intercompany debt	1,300,790	(895,961)	(404,829)	—	—
Payment of deferred financing costs	—	(6,608)	(7,612)	—	(14,220)
Issuance of common stock, net	242,107	—	—	—	242,107
Cash distribution from (to) affiliates	776,826	(253,726)	(523,100)	—	—
Cash distribution to common stockholders	(875,614)	—	—	—	(875,614)
Cash distribution to redeemable OP unitholders	(5,762)	—	—	—	(5,762)
Purchases of redeemable OP units	(503)	—	—	—	(503)
Contributions from noncontrolling interest	—	—	491	—	491
Distributions to noncontrolling interest	—	—	(9,559)	—	(9,559)
Other	24,597	5	—	—	24,602
Net cash provided by (used in) financing activities	1,462,441	(73,629)	(630,755)	—	758,057
Net increase (decrease) in cash and cash equivalents	8,525	—	(50,663)	—	(42,138)
Effect of foreign currency translation on cash and cash equivalents	(11,837)	—	14,507	—	2,670
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$24,857	$—	$30,491	$—	$55,348

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Year Ended December 31, 2013

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(8,596)	$149,734	$1,053,617	$—	$1,194,755
Net cash (used in) provided by investing activities	(1,416,336)	(6,122)	139,698	—	(1,282,760)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(168,000)	3,971	—	(164,029)
Proceeds from debt	—	2,330,435	437,111	—	2,767,546
Repayment of debt	—	(400,000)	(1,392,492)	—	(1,792,492)
Net change in intercompany debt	2,149,080	(1,881,988)	(267,092)	—	—
Payment of deferred financing costs	—	(29,586)	(1,691)	—	(31,277)
Issuance of common stock, net	141,343	—	—	—	141,343
Cash distribution (to) from affiliates	(54,852)	5,610	49,242	—	—
Cash distribution to common stockholders	(802,123)	—	—	—	(802,123)
Cash distribution to redeemable OP unitholders	(5,040)	—	—	—	(5,040)
Purchases of redeemable OP units	(659)	—	—	—	(659)
Contributions from noncontrolling interest	—	—	2,395	—	2,395
Distributions to noncontrolling interest	—	—	(9,286)	—	(9,286)
Other	8,618	—	—	—	8,618
Net cash provided by (used in) financing activities	1,436,367	(143,529)	(1,177,842)	—	114,996
Net increase in cash and cash equivalents	11,435	83	15,473	—	26,991
Effect of foreign currency translation on cash and cash equivalents	—	(83)	—	—	(83)
Cash and cash equivalents at beginning of period	16,734	—	51,174	—	67,908
Cash and cash equivalents at end of period	$28,169	$—	$66,647	$—	$94,816

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS
December 31, 2015
(Dollars in Thousands)

Allowance Accounts		Additions		Deductions

Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2015
Allowance for doubtful accounts	11,460	10,937	753	(12,977)	3,373	$13,546
Straight-line rent receivable allowance	83,461	35,448	—	—	(17,491)	$101,418
	94,921	46,385	753	(12,977)	(14,118)	114,964

2014
Allowance for doubtful accounts	9,624	8,204	—	(4,272)	(2,096)	$11,460
Straight-line rent receivable allowance	60,787	46,503	—	462	(24,291)	$83,461
	70,411	54,707	—	(3,810)	(26,387)	94,921

2013
Allowance for doubtful accounts	11,090	6,071	—	(6,013)	(1,524)	$9,624
Straight-line rent receivable allowance	59,731	42,940	—	(1,252)	(40,632)	$60,787
	70,821	49,011	—	(7,265)	(42,156)	70,411

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in Thousands)

	For the Years Ended December 31,
	2015	2014	2013
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$19,241,735	$20,393,411	$18,763,903
Additions during period:
Acquisitions	4,063,355	1,769,790	1,623,648
Capital expenditures	229,560	189,711	183,929
Dispositions:
Sales and/or transfers to assets held for sale	(867,158)	(3,023,401)	(155,184)
Foreign currency translation	(209,460)	(87,776)	(22,885)
Balance at end of period	$22,458,032	$19,241,735	$20,393,411

Accumulated depreciation:
Balance at beginning of period	$2,925,508	$2,881,950	$2,289,783
Additions during period:
Depreciation expense	778,419	725,485	674,141
Dispositions:
Sales and/or transfers to assets held for sale	(144,545)	(675,846)	(78,061)
Foreign currency translation	(14,757)	(6,081)	(3,913)
Balance at end of period	$3,544,625	$2,925,508	$2,881,950

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2015
(Dollars in Thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
KINDRED SKILLED NURSING FACILITIES
Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	2,295	1,890	1989	1989	45 years
The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	6,081	3,352	1967	1993	28 years
Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	513	944	1962	1996	20 years
Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	2,133	1,788	1988	1988	29 years
Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,826	699	1962	1995	30 years
Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	6,528	693	1989	1995	20 years
Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	1,017	1,345	1974	1998	45 years
Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,310	38	1971	1984	25 years
Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,593	522	1964	1984	29 years
Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,577	255	1955	1990	25 years
Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,712	350	1950	1983	25 years
Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,827	90	1963	1983	25 years
Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	3,659	1,575	1985	1995	35 years
Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	6,668	494	1966	1991	25 years
Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	2,448	3,745	1998	1998	45 years
Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	2,429	323	1985	1993	25 years
Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	4,515	602	1988	1993	25 years
Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	4,595	2,286	1962	1995	35 years
Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,730	245	1984	1993	25 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	(8)	82	2,868	2,950	2,613	337	1988	1993	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,728	518	1968	1990	30 years
Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	4,129	3,063	1985	1987	50 years
Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,483	1,965	1991	1991	45 years
Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	2,064	721	1965	1993	29 years
Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	5,035	1,876	1963	1993	28 years
Greenbriar Terrace Healthcare	Nashua	NH	—	776	6,011	—	776	6,011	6,787	5,775	1,012	1963	1990	25 years
Rose Manor Healthcare Center	Durham	NC	—	200	3,527	—	200	3,527	3,727	3,298	429	1972	1991	26 years
Guardian Care of Elizabeth City	Elizabeth City	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
Guardian Care of Henderson	Henderson	NC	—	206	1,997	—	206	1,997	2,203	1,590	613	1957	1993	29 years
Birchwood Terrace Healthcare	Burlington	VT	—	15	4,656	—	15	4,656	4,671	4,662	9	1965	1990	27 years
Nansemond Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	534	6,990	—	534	6,990	7,524	5,357	2,167	1963	1991	32 years
River Pointe Rehabilitation and Healthcare Center	Virginia Beach	VA	—	770	4,440	—	770	4,440	5,210	4,396	814	1953	1991	25 years
Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	2,242	1,069	1971	1993	29 years
Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	3,202	1,922	1950	1993	28.5 years
Lakewood Healthcare Center	Tacoma	WA	—	504	3,511	—	504	3,511	4,015	2,370	1,645	1989	1989	45 years
Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,426	987	1970	1993	28 years
TOTAL KINDRED SKILLED NURSING FACILITIES			—	13,584	140,645	(388)	13,196	140,645	153,841	113,458	40,383
NON-KINDRED SKILLED NURSING FACILITIES
Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	194	241	2,374	2,615	1,823	792	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	—	730	9,270	10,000	2,373	7,627	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	5,247	8,579	1982	2004	30 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	3,065	434	1972	1993	25 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	3,052	4,973	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	3,393	5,569	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	6,575	10,360	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	3,495	4,889	1897	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	3,829	26,258	1995	2011	35 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,147	732	1955	1992	29 years
SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	2,526	15,573	1972	2011	35 years
SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	1,345	8,181	1988	2011	35 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	2,998	2,607	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	1,833	11,426	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	1,803	11,227	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	3,459	21,406	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	1,864	11,441	1987	2011	35 years
TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	13,144	186,804	2,953	13,144	189,757	202,901	50,827	152,074
TOTAL FOR SKILLED NURSING FACILITIES			—	26,728	327,449	2,565	26,340	330,402	356,742	164,285	192,457
SPECIALTY HOSPITALS
Kindred Hospital - Arizona - Phoenix	Phoenix	AZ	—	226	3,359	—	226	3,359	3,585	2,696	889	1980	1992	30 years
Kindred Hospital - Tucson	Tucson	AZ	—	130	3,091	—	130	3,091	3,221	2,913	308	1969	1994	25 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,327	4,428	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,867	644	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,254	1,180	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,093	2,512	1962	1993	25 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,561	550	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,695	568	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,819	1,600	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	13,624	2,214	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,388	370	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	14,108	3,999	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	4,939	5,469	1970	1993	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	19,156	2,407	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,423	1,615	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	5,819	1,529	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,099	527	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,355	1,431	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,131	3,189	1964	1995	20 years
Kindred Hospital - New Orleans	New Orleans	LA	—	648	4,971	—	648	4,971	5,619	4,465	1,154	1968	1978	20 years
Kindred Hospital - Boston	Brighton	MA	—	1,551	9,796	—	1,551	9,796	11,347	9,129	2,218	1930	1994	25 years
Kindred Hospital - Boston North Shore	Peabody	MA	—	543	7,568	—	543	7,568	8,111	5,553	2,558	1974	1993	40 years
Kindred Hospital - Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,639	552	1958	1992	30 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,873	1,340	1984	1991	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,349	1,938	1980	1994	40 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,796	1,468	1985	1993	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,603	993	1964	1994	20 years
Kindred Hospital - Oklahoma City	Oklahoma City	OK	—	293	5,607	—	293	5,607	5,900	4,543	1,357	1958	1993	30 years
Kindred Hospital - Pittsburgh	Oakdale	PA	—	662	12,854	—	662	12,854	13,516	9,854	3,662	1972	1996	40 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,220	2,138	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,043	1,128	1975	1993	22 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,493	2,307	1987	1986	20 years
Kindred Hospital - Fort Worth	Fort Worth	TX	—	648	10,608	—	648	10,608	11,256	8,734	2,522	1960	1994	34 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	5,465	3,022	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,606	489	1972	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,903	826	1983	1990	40 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	8,816	2,846	1981	1993	30 years
Southern Arizona Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	3,437	22,922	1992	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	3,456	24,602	1991	2011	35 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,186	—	401	17,186	17,587	204	17,383	1989	2015	36 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	1,297	16,947	2013	2013	35 years
Reliant Rehabilitation - Dallas TX	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	1,129	39,891	2009	2015	35 years
Baylor Institute for Rehabilition - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	507	17,582	2008	2015	35 years
Reliant Rehabilitation - Houston TX	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	1,065	35,605	2012	2015	35 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	568	19,592	2010	2015	35 years
TOTAL FOR SPECIALTY HOSPITALS			—	52,039	465,280	—	52,039	465,280	517,319	254,248	263,071
GENERAL ACUTE CARE HOSPITALS
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	156,535	—	9,840	156,535	166,375	2,060	164,315	1968	2015	33.5 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	18,501	—	10,107	18,501	28,608	537	28,071	1984	2015	20.5 years
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	183,866	—	7,236	183,866	191,102	1,707	189,395	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,164	—	2,560	41,164	43,724	400	43,324	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	34,359	—	3,623	34,359	37,982	407	37,575	1955	2015	40 years
Bailey Medical Center	Owasso	OK	—	4,964	8,969	—	4,964	8,969	13,933	157	13,776	2006	2015	32.5 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,199	—	28,319	215,199	243,518	3,315	240,203	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	100,892	—	17,026	100,892	117,918	1,134	116,784	1999	2015	40 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	358,029	—	13,779	358,029	371,808	3,545	368,263	1967	2015	44.5 years
Spire Hull and East Riding Hospital	Anlaby	Hull	—	3,194	81,613	(4,563)	3,022	77,222	80,244	2,761	77,483	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	Lancashire	—	2,446	28,896	(1,687)	2,314	27,341	29,655	992	28,663	1980	2014	50 years
Spire Clare Park Hospital	Farnham	Surrey	—	6,263	26,119	(1,743)	5,926	24,713	30,639	932	29,707	2009	2014	50 years
TOTAL FOR GENERAL ACUTE CARE HOSPITALS			—	109,357	1,254,142	(7,993)	108,716	1,246,790	1,355,506	17,947	1,337,559
TOTAL FOR HOSPITALS			—	161,396	1,719,422	(7,993)	160,755	1,712,070	1,872,825	272,195	1,600,630
BROOKDALE SENIORS HOUSING COMMUNITIES
Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	1,008	7,530	1998	2011	35 years
The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	9,532	18,133	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	2,653	5,000	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,339	4,496	1998	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,847	3,623	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,542	3,135	1997	2005	35 years
Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,799	3,452	1998	2005	35 years
Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	2,717	7,655	1977	2005	35 years
Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	25,743	48,617	1988	2005	35 years
The Atrium	San Jose	CA	—	6,240	66,329	12,838	6,240	79,167	85,407	25,003	60,404	1987	2005	35 years
Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	14,066	26,426	1987	2005	35 years
Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	4,234	10,172	1986	2005	35 years
Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	2,959	19,014	1985	2011	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	3,518	6,476	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	4,938	840	9,403	—	840	9,403	10,243	3,565	6,678	1997	2005	35 years
The Gables at Farmington	Farmington	CT	—	3,995	36,310	—	3,995	36,310	40,305	13,885	26,420	1984	2005	35 years
Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	4,293	10,576	1999	2004	35 years
Chatfield	West Hartford	CT	—	2,493	22,833	10,457	2,493	33,290	35,783	8,718	27,065	1989	2005	35 years
Sterling House of Salina II	Bonita Springs	FL	8,895	1,540	10,783	—	1,540	10,783	12,323	4,031	8,292	1989	2005	35 years
Emeritus at Boynton Beach	Boynton Beach	FL	13,632	2,317	16,218	—	2,317	16,218	18,535	5,891	12,644	1999	2005	35 years
Emeritus at Deer Creek	Deerfield Beach	FL	—	1,399	9,791	—	1,399	9,791	11,190	3,889	7,301	1999	2005	35 years
Clare Bridge of Ft. Myers	Fort Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	1,119	8,253	1996	2011	35 years
Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	2,283	15,322	1997	2011	35 years
Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	1,355	9,604	1997	2011	35 years
Emeritus at Jensen Beach	Jensen Beach	FL	12,232	1,831	12,820	—	1,831	12,820	14,651	4,777	9,874	1999	2005	35 years
Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	1,377	10,021	1997	2011	35 years
Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	1,311	8,346	1997	2011	35 years
Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	2,308	4,412	1998	2005	35 years
Sterling House of Englewood (FL)	Rotonda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	745	5,326	1997	2011	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	4,385	667	6,168	—	667	6,168	6,835	2,339	4,496	1998	2005	35 years
Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	2,189	14,071	1997	2011	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	6,249	586	5,481	—	586	5,481	6,067	2,078	3,989	2000	2005	35 years
The Classic at West Palm Beach	West Palm Beach	FL	25,178	3,758	33,072	—	3,758	33,072	36,830	12,734	24,096	1990	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,140	2,098	1997	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	2,104	3,883	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	2,333	4,523	1997	2005	35 years
The Hallmark	Chicago	IL	—	11,057	107,517	3,266	11,057	110,783	121,840	41,513	80,327	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	10,298	19,442	1950	2005	35 years
The Heritage	Des Plaines	IL	32,000	6,871	60,165	—	6,871	60,165	67,036	23,190	43,846	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	16,171	31,845	1987	2005	35 years
The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	27,072	51,281	1990	2005	35 years
Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	13,784	27,966	1999	2004	35 years
Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	13,825	25,658	1987	2005	35 years
The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	3,870	7,318	1999	2005	35 years
Sterling House of Evansville	Evansville	IN	3,518	357	3,765	—	357	3,765	4,122	1,427	2,695	1998	2005	35 years
Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	4,413	8,382	1986	2005	35 years
Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,354	2,423	1998	2005	35 years
Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,384	2,393	1999	2005	35 years
Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,564	3,055	1998	2005	35 years
Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	645	4,217	1994	2011	35 years
Clare Bridge of Leawood	Leawood	KS	3,582	117	5,127	—	117	5,127	5,244	1,944	3,300	2000	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	830	5,127	1996	2011	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	4,797	370	6,825	—	370	6,825	7,195	2,588	4,607	2000	2005	35 years
Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	389	2,355	1994	2011	35 years
Emeritus at Farm Pond	Framingham	MA	—	5,819	33,361	2,430	5,819	35,791	41,610	10,986	30,624	1999	2004	35 years
Emeritus at Cape Cod (WhiteHall)	Hyannis	MA	—	1,277	9,063	—	1,277	9,063	10,340	2,850	7,490	1999	2005	35 years
River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	21,934	42,029	1986	2005	35 years
Woven Hearts of Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	1,137	4,755	1997	2011	35 years
Clare Bridge of Delta Charter	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	1,602	10,599	1998	2011	35 years
Woven Hearts of Delta Charter	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	649	3,484	1998	2011	35 years
Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	1,650	9,427	1994	2011	35 years
Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	1,672	9,274	1994	2011	35 years
Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	973	6,501	1998	2011	35 years
Clare Bridge of Grand Blanc I	Holly	MI	—	450	12,373	—	450	12,373	12,823	1,736	11,087	1998	2011	35 years
Wynwood of Grand Blanc II	Holly	MI	—	620	14,627	—	620	14,627	15,247	2,080	13,167	1998	2011	35 years
Wynwood of Northville	Northville	MI	7,055	407	6,068	—	407	6,068	6,475	2,301	4,174	1996	2005	35 years
Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	2,376	15,432	1998	2011	35 years
Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	1,865	11,588	1998	2011	35 years
Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	4,477	8,473	1996	2005	35 years
Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	1,290	8,067	1995	2011	35 years
Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	635	1,190	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	2,361	4,168	1998	2005	35 years
Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	201	1,414	1997	2011	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,791	253	2,655	—	253	2,655	2,908	1,007	1,901	1997	2005	35 years
Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	145	755	1996	2011	35 years
Edina Park Plaza	Minneapolis	MN	15,040	3,621	33,141	22,412	3,621	55,553	59,174	12,655	46,519	1998	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	3,145	6,208	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	3,289	6,065	1998	2005	35 years
Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	474	3,184	1997	2011	35 years
Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	682	4,621	1997	2011	35 years
Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	402	1,788	1997	2011	35 years
The Solana West County	Ballwin	MO	—	3,100	35,074	16	3,100	35,090	38,190	1,601	36,589	2012	2014	35 years
Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,451	4,739	1997	2005	35 years
Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	1,537	9,774	1997	2011	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,326	2,539	1997	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brendenwood	Voorhees Township	NJ	17,538	3,158	29,909	—	3,158	29,909	33,067	11,340	21,727	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,798	3,824	1997	2005	35 years
Sterling House of Deptford	Woodbury	NJ	—	1,190	5,482	—	1,190	5,482	6,672	855	5,817	1998	2011	35 years
Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	10,424	17,754	1986	2005	35 years
Wynwood of Kenmore	Buffalo	NY	13,154	1,487	15,170	—	1,487	15,170	16,657	5,751	10,906	1995	2005	35 years
Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	2,854	5,621	1991	2005	35 years
Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	3,870	25,257	1994	2011	35 years
Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,541	3,136	1997	2005	35 years
The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	3,695	6,934	1988	2005	35 years
Clare Bridge of Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	3,159	6,195	1997	2005	35 years
Wynwood of Niskayuna	Schenectady	NY	16,487	1,884	16,103	—	1,884	16,103	17,987	6,105	11,882	1996	2005	35 years
Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	4,335	8,231	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	6,800	839	3,841	—	839	3,841	4,680	1,456	3,224	1997	2005	35 years
Sterling House of Alliance	Alliance	OH	2,222	392	6,283	—	392	6,283	6,675	2,382	4,293	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,170	2,068	1999	2005	35 years
Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	1,525	9,799	1997	2011	35 years
Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,040	3,928	1998	2005	35 years
Sterling House of Englewood (OH)	Clayton	OH	—	630	6,477	—	630	6,477	7,107	958	6,149	1997	2011	35 years
Sterling House of Westerville	Columbus	OH	1,829	267	3,600	—	267	3,600	3,867	1,365	2,502	1999	2005	35 years
Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	722	3,912	1997	2011	35 years
Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	725	4,397	1998	2011	35 years
Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	555	3,371	1998	2011	35 years
Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,766	3,527	1998	2005	35 years
Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	1,300	8,974	1997	2011	35 years
Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	1,451	9,328	1997	2011	35 years
Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	274	1,615	1994	2011	35 years
Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	1,485	12,177	1996	2011	35 years
Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	1,512	10,441	1994	2011	35 years
The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	1,427	10,076	1988	2011	35 years
McMinnville Residential Estates	McMinnville	OR	1,552	1,230	7,561	—	1,230	7,561	8,791	1,317	7,474	1989	2011	35 years
Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	968	7,494	1996	2011	35 years
Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	520	3,224	1996	2011	35 years
Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	1,200	7,808	1997	2011	35 years
Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	295	1,593	1997	2011	35 years
Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	415	2,356	1996	2011	35 years
Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	1,433	10,018	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	770	4,641	1997	2011	35 years
Emeritus at Ridgewood Gardens	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	5,743	12,376	1998	2011	35 years
Clare Bridge of Lynwood	Lynnwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	3,630	7,162	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	9,587	1,055	8,298	—	1,055	8,298	9,353	3,146	6,207	1998	2005	35 years
Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	3,360	20,870	1990	2011	35 years
Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	5,079	9,438	1915	2005	35 years
Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	2,257	14,549	1997	2011	35 years
Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	754	4,282	1988	2011	35 years
Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	2,197	13,939	1998	2011	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	608	1,191	2000	2005	35 years
Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	2,643	6,111	2000	2005	35 years
Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	283	2,041	1997	2011	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,775	4,028	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	2,768	6,344	1998	2005	35 years
Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	714	4,687	1997	2011	35 years
Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	194	1,176	1996	2011	35 years
Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	697	4,502	1995	2011	35 years
Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	310	1,754	1996	2011	35 years
Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	207	1,274	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			246,461	190,934	1,803,345	66,907	191,867	1,869,319	2,061,186	562,297	1,498,889
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	448	4,439	14,808	19,247	1,980	17,267	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	511	2,255	28,060	30,315	7,375	22,940	2007	2007	35 years
Sunrise of River Road	Tucson	AZ	—	2,971	12,399	102	2,971	12,501	15,472	1,545	13,927	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(13,159)	8,445	27,579	36,024	7,210	28,814	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	313	6,661	32,238	38,899	8,746	30,153	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(10,044)	5,999	22,259	28,258	5,924	22,334	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,276	4,960	21,796	26,756	6,293	20,463	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	247	1,269	14,845	16,114	1,903	14,211	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	1,680	2,271	24,544	26,815	6,792	20,023	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	1,234	3,827	25,769	29,596	7,162	22,434	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	1,531	5,530	21,145	26,675	5,801	20,874	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	731	1,411	24,263	25,674	6,442	19,232	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,320	2,695	36,642	39,337	9,672	29,665	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	821	2,948	35,167	38,115	9,330	28,785	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	4,146	3,995	33,312	37,307	9,469	27,838	1998	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	903	5,006	31,554	36,560	8,363	28,197	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	1,219	1,755	26,393	28,148	6,952	21,196	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	1,060	1,703	29,348	31,051	7,904	23,147	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	1,727	1,596	32,433	34,029	9,070	24,959	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	1,210	1,846	23,360	25,206	6,569	18,637	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	1,387	2,686	17,593	20,279	4,846	15,433	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	1,518	4,648	30,015	34,663	8,438	26,225	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	119	2,405	17,775	20,180	2,314	17,866	2009	2012	35 years
Sunrise of Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,108	1,513	19,618	21,131	5,467	15,664	1998	2007	35 years
Sunrise of Huntcliff I	Atlanta	GA	—	4,232	66,161	15,067	4,185	81,275	85,460	21,207	64,253	1987	2007	35 years
Sunrise of Huntcliff II	Atlanta	GA	—	2,154	17,137	1,650	2,160	18,781	20,941	5,352	15,589	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,346	1,799	24,764	26,563	6,783	19,780	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	378	867	15,455	16,322	2,008	14,314	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	1,523	1,382	40,053	41,435	10,637	30,798	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,040	2,272	28,943	31,215	7,933	23,282	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	829	3,504	27,497	31,001	7,111	23,890	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,435	1,995	30,924	32,919	8,374	24,545	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	927	2,369	43,126	45,495	11,475	34,020	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	1,906	5,630	41,366	46,996	10,910	36,086	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	2,142	2,047	62,287	64,334	14,882	49,452	2000	2007	35 years
Sunrise of Old Meridian	Carmel	IN	—	8,550	31,746	217	8,550	31,963	40,513	4,127	36,386	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	438	768	16,722	17,490	1,999	15,491	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	350	660	11,355	12,015	1,506	10,509	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	1,267	1,321	24,705	26,026	6,625	19,401	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	—	86	34,393	846	107	35,218	35,325	9,631	25,694	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	1,642	2,306	32,534	34,840	8,683	26,157	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	1,853	1,855	24,861	26,716	6,804	19,912	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	1,634	1,066	40,823	41,889	10,443	31,446	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,613	3,817	29,189	33,006	7,745	25,261	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	262	1,284	22,033	23,317	2,739	20,578	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	985	1,525	26,995	28,520	7,472	21,048	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,105	2,841	39,704	42,545	10,510	32,035	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	645	1,860	24,270	26,130	6,686	19,444	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	2,538	3,270	26,673	29,943	7,286	22,657	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	2,028	1,988	21,488	23,476	5,714	17,762	1999	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	3,504	762	40,582	41,344	10,864	30,480	2000	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	1,760	3,047	27,670	30,717	7,885	22,832	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	304	4,014	15,328	19,342	2,074	17,268	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	18,165	1,492	32,052	1,709	1,517	33,736	35,253	8,956	26,297	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	16,869	2,985	36,795	1,639	3,042	38,377	41,419	10,195	31,224	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	1,011	1,063	20,102	21,165	5,533	15,632	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	13,400	1,288	24,990	1,597	1,324	26,551	27,875	7,190	20,685	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	17,756	5,057	23,803	1,768	5,117	25,511	30,628	7,018	23,610	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	1,258	3,537	32,015	35,552	8,844	26,708	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	1,672	4,700	39,681	44,381	11,128	33,253	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	1,978	4,400	30,393	34,793	8,353	26,440	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	1,520	1,950	28,799	30,749	7,817	22,932	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	2,001	3,038	27,437	30,475	8,036	22,439	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	151	7,288	24,010	31,298	8,458	22,840	2006	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,085	890	17,531	18,421	4,791	13,630	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	1,386	724	11,527	12,251	3,176	9,075	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(9,936)	1,133	26,614	27,747	7,065	20,682	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	371	1,190	24,802	25,992	6,465	19,527	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(11,229)	1,722	30,511	32,233	8,007	24,226	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(9,614)	2,586	24,985	27,571	6,521	21,050	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(7,618)	1,407	19,952	21,359	5,555	15,804	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	547	2,755	38,034	40,789	9,817	30,972	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(11,479)	1,553	30,377	31,930	7,834	24,096	2002	2007	35 years
Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	(13,988)	1,063	45,025	46,088	10,866	35,222	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	442	1,832	21,305	23,137	5,633	17,504	2001	2007	35 years
Sunrise of Abington	Abington	PA	22,819	1,838	53,660	3,883	1,980	57,401	59,381	14,930	44,451	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	2,149	1,827	26,007	27,834	7,270	20,564	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	1,500	1,187	19,201	20,388	5,312	15,076	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	7,159	941	25,872	1,738	962	27,589	28,551	7,340	21,211	1997	2007	35 years
Sunrise at Granite Run	Media	PA	11,019	1,272	31,781	2,098	1,372	33,779	35,151	8,893	26,258	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	359	3,165	21,696	24,861	2,796	22,065	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	1,383	1,570	24,356	25,926	7,073	18,853	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	562	2,626	28,232	30,858	7,639	23,219	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	539	2,082	19,068	21,150	2,454	18,696	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	189	2,535	14,724	17,259	1,694	15,565	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	452	2,550	22,014	24,564	2,782	21,782	2007	2012	35 years
Sunrise of Holladay	Holladay	UT	—	2,542	44,771	435	2,577	45,171	47,748	5,614	42,134	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	155	2,618	23,100	25,718	6,359	19,359	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	1,431	176	16,154	16,330	4,961	11,369	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,136	1,149	18,553	19,702	5,307	14,395	1999	2007	35 years
Sunrise of Bon Air	Richmond	VA	—	2,047	22,079	390	2,032	22,484	24,516	2,918	21,598	2008	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Springfield	Springfield	VA	8,198	4,440	18,834	2,164	4,466	20,972	25,438	5,723	19,715	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			115,385	245,515	2,532,176	30,476	240,790	2,567,377	2,808,167	647,355	2,160,812
ATRIA SENIORS HOUSING COMMUNITIES
Arbour Lake	Calgary	AB	—	2,512	39,188	(6,592)	2,116	32,992	35,108	1,559	33,549	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(4,944)	1,358	26,118	27,476	1,270	26,206	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(4,969)	2,406	25,972	28,378	1,274	27,104	1999	2014	35 years
View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(4,211)	2,102	20,960	23,062	1,105	21,957	2007	2014	35 years
Victoria Park	Red Deer	AB	8,194	1,188	22,554	(3,325)	998	19,419	20,417	1,018	19,399	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(3,791)	3,056	19,311	22,367	1,011	21,356	1998	2014	35 years
Atria Regency	Mobile	AL	—	950	11,897	1,036	953	12,930	13,883	2,584	11,299	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	1,121	3,715	9,506	13,221	2,602	10,619	1988	2011	35 years
Atria Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	938	10,952	66,288	77,240	3,188	74,052	2000	2014	35 years
Atria Campana Del Rio	Tucson	AZ	—	5,861	37,284	1,408	5,896	38,657	44,553	7,302	37,251	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	544	1,738	575	2,313	210	2,103	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	890	3,020	31,849	34,869	5,374	29,495	1964	2011	35 years
Longlake Chateau	Nanaimo	BC	8,564	1,874	22,910	(3,626)	1,574	19,584	21,158	1,042	20,116	1990	2014	35 years
Prince George	Prince George	BC	8,431	2,066	22,761	(3,903)	1,735	19,189	20,924	1,034	19,890	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(2,957)	2,871	13,942	16,813	782	16,031	1988	2014	35 years
Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(4,688)	4,031	21,794	25,825	1,124	24,701	2003	2014	35 years
Atria Burlingame	Burlingame	CA	7,152	2,494	12,373	998	2,523	13,342	15,865	2,455	13,410	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	689	4,508	29,117	33,625	4,834	28,791	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	18,684	2,118	49,694	1,264	2,134	50,942	53,076	4,617	48,459	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	8,915	6,971	41,192	48,163	5,984	42,179	1984	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	565	250	4,616	4,866	1,076	3,790	1977	2011	35 years
Atria Daly City	Daly City	CA	7,291	3,090	13,448	1,003	3,099	14,442	17,541	2,540	15,001	1975	2011	35 years
Atria Covell Gardens	Davis	CA	18,171	2,163	39,657	7,856	2,382	47,294	49,676	8,284	41,392	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	864	5,922	10,034	15,956	2,057	13,899	1984	2011	35 years
Atria Escondido	Escondido	CA	—	1,196	7,155	166	1,196	7,321	8,517	505	8,012	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	11,644	1,965	28,414	435	1,983	28,831	30,814	2,768	28,046	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	936	6,924	24,456	31,380	4,526	26,854	1985	2011	35 years
Atria Woodbridge	Irvine	CA	—	—	5	1,372	91	1,286	1,377	305	1,072	1997	2012	35 years
Atria Lafayette	Lafayette	CA	19,618	5,679	56,922	386	5,692	57,295	62,987	4,946	58,041	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,559	3,716	20,801	24,517	2,584	21,933	1985	2011	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	500	5,827	25,188	31,015	4,293	26,722	1978	2011	35 years
Atria Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,065	4,470	18,117	22,587	5,329	17,258	2001	2007	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,018	3,106	10,642	13,748	3,354	10,394	1988	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	2,231	6,826	87,985	94,811	13,532	81,279	1989	2011	35 years
Atria Paradise	Paradise	CA	4,983	2,265	28,262	715	2,309	28,933	31,242	2,646	28,596	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	4,517	3,458	21,776	25,234	4,992	20,242	1987	2011	35 years
Atria Collwood	San Diego	CA	—	290	10,650	751	338	11,353	11,691	2,267	9,424	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	1,069	4,576	14,865	19,441	3,258	16,183	1975	2011	35 years
Atria Chateau Gardens	San Jose	CA	—	39	487	554	39	1,041	1,080	616	464	1977	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	2,097	8,556	45,230	53,786	6,412	47,374	1976	2011	35 years
Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	8,027	5,305	37,268	42,573	8,173	34,400	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	1,384	5,251	17,329	22,580	2,996	19,584	1986	2011	35 years
Atria Bayside Landing	Stockton	CA	—	—	467	456	—	923	923	581	342	1998	2011	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	4,117	6,217	34,088	40,305	5,498	34,807	1977	2011	35 years
Atria Tarzana	Tarzana	CA	—	960	47,547	520	968	48,059	49,027	4,021	45,006	2008	2013	35 years
Atria Vintage Hills	Temecula	CA	—	4,674	44,341	1,160	4,784	45,391	50,175	4,391	45,784	2000	2013	35 years
Atria Grand Oaks	Thousand Oaks	CA	22,350	5,994	50,309	444	6,044	50,703	56,747	4,759	51,988	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	9,492	6,612	34,535	41,147	7,045	34,102	1987	2011	35 years
Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	14,523	7,535	29,695	37,230	4,591	32,639	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	2,343	7,171	56,225	63,396	13,463	49,933	1977	2011	35 years
Atria Applewood	Lakewood	CO	—	3,656	48,657	331	3,675	48,969	52,644	4,765	47,879	2008	2013	35 years
Atria Inn at Lakewood	Lakewood	CO	—	6,281	50,095	1,127	6,311	51,192	57,503	7,852	49,651	1999	2011	35 years
Atria Vistas in Longmont	Longmont	CO	—	2,807	24,877	374	2,815	25,243	28,058	3,279	24,779	2009	2012	35 years
Atria Darien	Darien	CT	19,494	653	37,587	3,991	816	41,415	42,231	6,737	35,494	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	1,106	1,873	17,181	19,054	3,259	15,795	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	1,412	2,388	33,747	36,135	5,430	30,705	1998	2011	35 years
Atria Stamford	Stamford	CT	36,272	1,200	62,432	3,474	1,373	65,733	67,106	10,775	56,331	1975	2011	35 years
Atria Stratford	Stratford	CT	—	3,210	27,865	1,067	3,210	28,932	32,142	5,122	27,020	1999	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	7,290	2,552	43,634	46,186	6,721	39,465	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	2,136	3,154	16,776	19,930	3,701	16,229	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	1,407	1,661	33,788	35,449	6,145	29,304	1988	2011	35 years
Atria Baypoint Village	Hudson	FL	15,436	2,083	28,841	4,345	2,259	33,010	35,269	6,475	28,794	1986	2011	35 years
Atria San Pablo	Jacksonville	FL	5,596	1,620	14,920	678	1,642	15,576	17,218	2,614	14,604	1999	2011	35 years
Atria at St. Joseph's	Jupiter	FL	16,115	5,520	30,720	612	5,549	31,303	36,852	2,945	33,907	2007	2013	35 years
Atria Meridian	Lake Worth	FL	—	—	10	1,169	30	1,149	1,179	307	872	1986	2012	35 years
Atria Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	2,618	3,844	34,949	38,793	5,553	33,240	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	2,859	2,518	31,082	33,600	6,251	27,349	1981	2011	35 years
Atria North Point	Alpharetta	GA	41,724	4,830	78,318	775	4,853	79,070	83,923	4,772	79,151	2007	2014	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	673	3,683	5,924	9,607	1,443	8,164	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	227	1,942	19,075	21,017	1,879	19,138	2000	2013	35 years
Atria Johnson Ferry	Marietta	GA	—	990	6,453	363	995	6,811	7,806	1,327	6,479	1995	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Tucker	Tucker	GA	—	1,103	20,679	275	1,115	20,942	22,057	2,030	20,027	2000	2013	35 years
Atria Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	1,849	2,486	35,882	38,368	9,799	28,569	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	499	1,150	23,379	24,529	3,787	20,742	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	756	1,171	21,279	22,450	3,748	18,702	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	1,826	1,230	30,205	31,435	5,555	25,880	1987	2011	35 years
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,203	1,689	15,584	17,273	3,262	14,011	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	698	1,789	16,458	18,247	3,020	15,227	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	486	869	12,977	13,846	2,238	11,608	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	627	948	9,892	10,840	2,408	8,432	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	582	1,888	18,115	20,003	3,238	16,765	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	743	1,410	17,445	18,855	3,139	15,716	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	18,612	1,984	53,051	55,035	7,581	47,454	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	1,093	5,383	59,041	64,424	8,948	55,476	1998	2011	35 years
Atria Fairhaven (Alden)	Fairhaven	MA	—	1,100	16,093	602	1,117	16,678	17,795	2,725	15,070	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	22,940	4,630	—	32,684	6,433	30,881	37,314	3,431	33,883	2013	2011	35 years
Atria Woodbriar	Falmouth	MA	—	1,970	43,693	16,799	1,974	60,488	62,462	6,640	55,822	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,173	1,154	18,953	20,107	3,155	16,952	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	1,089	2,809	41,699	44,508	6,305	38,203	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	1,207	2,606	35,090	37,696	5,753	31,943	1999	2011	35 years
Riverheights Terrace	Brandon	MB	8,823	799	27,708	(4,396)	671	23,440	24,111	1,191	22,920	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(2,996)	2,560	15,312	17,872	901	16,971	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(3,572)	742	19,719	20,461	1,039	19,422	1988	2014	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	1,438	4,465	20,166	24,631	3,453	21,178	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	401	1,949	24,892	26,841	3,918	22,923	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	709	1,104	24,191	25,295	4,067	21,228	1998	2011	35 years
Atria Ann Arbor	Ann Arbor	MI	—	1,703	15,857	1,720	1,710	17,570	19,280	4,995	14,285	2001	2007	35 years
Atria Kinghaven	Riverview	MI	13,545	1,440	26,260	1,255	1,495	27,460	28,955	4,901	24,054	1987	2011	35 years
Atria Shorehaven	Sterling Heights	MI	—	—	8	996	23	981	1,004	204	800	1989	2012	35 years
Ste. Anne’s Court	Fredericton	NB	—	1,221	29,626	(4,781)	1,025	25,041	26,066	1,262	24,804	2002	2014	35 years
Chateau De Champlain	St. John	NB	8,287	796	24,577	(3,797)	674	20,902	21,576	1,094	20,482	2002	2014	35 years
Atria Merrywood	Charlotte	NC	—	1,678	36,892	2,051	1,705	38,916	40,621	6,946	33,675	1991	2011	35 years
Atria Southpoint	Durham	NC	16,609	2,130	25,920	446	2,130	26,366	28,496	2,608	25,888	2009	2013	35 years
Atria Oakridge	Raleigh	NC	15,406	1,482	28,838	404	1,514	29,210	30,724	2,906	27,818	2009	2013	35 years
Atria Cranford	Cranford	NJ	26,052	8,260	61,411	3,011	8,344	64,338	72,682	10,747	61,935	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,037	6,593	14,282	20,875	3,073	17,802	1999	2011	35 years
Atria Vista del Rio	Albuquerque	NM	—	—	36	1,008	57	987	1,044	227	817	1997	2012	35 years
Atria Sunlake	Las Vegas	NV	—	7	732	745	7	1,477	1,484	883	601	1998	2011	35 years
Atria Sutton	Las Vegas	NV	—	—	863	894	39	1,718	1,757	1,100	657	1998	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	811	11	1,596	1,607	975	632	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Summit Ridge	Reno	NV	—	4	407	336	4	743	747	482	265	1997	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	797	1,626	30,358	31,984	5,018	26,966	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	816	1,080	21,415	22,495	3,642	18,853	1980	2011	35 years
Atria Woodlands	Ardsley	NY	46,448	7,660	65,581	1,657	7,682	67,216	74,898	10,727	64,171	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	1,256	4,448	33,231	37,679	5,477	32,202	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	1,632	6,613	35,464	42,077	6,012	36,065	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	12,988	1,057	37,100	38,157	5,277	32,880	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	436	1,219	25,268	26,487	1,789	24,698	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	18,029	10,003	52,453	62,456	6,082	56,374	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	910	2,049	26,086	28,135	8,278	19,857	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	1,386	3,390	55,437	58,827	8,347	50,480	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	34,301	2,750	47,919	1,668	2,756	49,581	52,337	7,710	44,627	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	1,609	8,232	2,736	10,968	1,375	9,593	1987	2011	35 years
Atria Hertlin House	Lake Ronkonkoma	NY	—	7,886	16,391	1,166	7,886	17,557	25,443	2,089	23,354	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	718	3,147	6,205	9,352	1,713	7,639	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	25,130	4,120	37,348	672	4,142	37,998	42,140	5,915	36,225	2005	2011	35 years
Atria 86th Street	New York	NY	—	80	73,685	4,713	167	78,311	78,478	12,777	65,701	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	2,622	8,157	65,677	73,834	11,237	62,597	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	626	628	22,654	23,282	3,822	19,460	1972	2011	35 years
Atria Plainview	Plainview	NY	13,099	2,480	16,060	929	2,630	16,839	19,469	3,089	16,380	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	43,053	9,660	74,936	984	9,716	75,864	85,580	11,865	73,715	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	7,437	3,068	73,433	76,501	10,391	66,110	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	635	2,050	17,315	19,365	3,058	16,307	2001	2011	35 years
Atria Greece	Rochester	NY	—	410	14,967	848	636	15,589	16,225	2,733	13,492	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	1,333	12,968	73,994	86,962	11,390	75,572	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	339	1,171	22,752	23,923	3,723	20,200	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	1,145	8,786	15,343	24,129	3,897	20,232	1967	2011	35 years
Atria Northgate Park	Cincinnati	OH	—	—	—	540	23	517	540	177	363	1985	2012	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(5,917)	2,112	30,088	32,200	1,448	30,752	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(9,122)	6,349	42,833	49,182	1,980	47,202	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	13,076	1,799	34,633	(5,334)	1,511	29,587	31,098	1,408	29,690	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	13,701	2,221	36,272	(5,985)	1,865	30,643	32,508	1,486	31,022	2000	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(5,659)	1,457	31,714	33,171	1,532	31,639	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(4,861)	1,493	29,346	30,839	1,395	29,444	2004	2014	35 years
Stamford Estates	Niagara Falls	ON	10,640	1,414	29,439	(4,721)	1,188	24,944	26,132	1,245	24,887	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	13,110	2,485	33,747	(5,217)	2,090	28,925	31,015	1,406	29,609	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	12,379	8,214	24,056	(4,980)	6,898	20,392	27,290	1,136	26,154	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(6,137)	2,490	33,544	36,034	1,610	34,424	2002	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	622	2,484	23,487	25,971	4,201	21,770	1998	2011	35 years
Atria Center City	Philadelphia	PA	22,662	3,460	18,291	1,770	3,460	20,061	23,521	3,844	19,677	1964	2011	35 years
Atria Woodbridge Place	Phoenixville	PA	—	1,510	19,130	593	1,510	19,723	21,233	3,456	17,777	1996	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	484	895	11,353	12,248	2,333	9,915	1998	2011	35 years
La Residence Steger	Saint-Laurent	QC	5,233	1,995	10,926	(1,717)	1,676	9,528	11,204	631	10,573	1999	2014	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	2,120	2,075	35,445	37,520	6,464	31,056	2000	2011	35 years
Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	963	2,115	22,639	24,754	3,814	20,940	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	664	1,470	13,320	14,790	2,639	12,151	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	465	2,810	32,088	34,898	4,919	29,979	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	639	680	14,575	15,255	2,419	12,836	1999	2011	35 years
Primrose Chateau	Saskatoon	SK	13,046	2,611	32,729	(5,397)	2,193	27,750	29,943	1,355	28,588	1996	2014	35 years
Mulberry Estates	Moose Jaw	SK	13,099	2,173	31,791	(5,177)	1,824	26,963	28,787	1,335	27,452	2003	2014	35 years
Queen Victoria	Regina	SK	—	3,018	34,109	(5,545)	2,534	29,048	31,582	1,389	30,193	2000	2014	35 years
Atria Weston Place	Knoxville	TN	9,532	793	7,961	952	967	8,739	9,706	1,783	7,923	1993	2011	35 years
Atria Village at Arboretum	Austin	TX	—	8,280	61,764	445	8,295	62,194	70,489	6,903	63,586	2009	2012	35 years
Atria Collier Park	Beaumont	TX	—	—	—	794	2	792	794	273	521	1996	2012	35 years
Atria Carrollton	Carrollton	TX	6,901	360	20,465	946	364	21,407	21,771	3,662	18,109	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	448	2,070	23,552	25,622	3,889	21,733	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	583	2,322	22,857	25,179	3,900	21,279	1999	2011	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	433	1,189	4,932	6,121	1,153	4,968	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	594	1,958	30,950	32,908	3,143	29,765	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	724	3,138	46,695	49,833	4,634	45,199	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	652	1,595	24,309	25,904	4,008	21,896	1998	2011	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	728	887	9,913	10,800	1,786	9,014	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	677	978	18,211	19,189	3,037	16,152	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	636	1,881	18,535	20,416	3,251	17,165	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	707	928	31,970	32,898	5,619	27,279	1985	2011	35 years
Atria Virginia Beach (Hilltop)	Virginia Beach	VA	—	1,749	33,004	532	1,749	33,536	35,285	5,673	29,612	1998	2011	35 years
Amberwood	Port Richey	FL	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Other Projects			—	—	4,307	—	—	4,307	4,307	—	4,307	CIP	CIP	35 years
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			757,066	518,349	4,694,099	182,772	516,626	4,878,594	5,395,220	687,032	4,708,188
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	474	1,046	19,613	20,659	2,911	17,748	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	440	1,723	11,707	13,430	1,914	11,516	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	458	1,020	10,699	11,719	1,769	9,950	2000	2011	35 years
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	1,434	4,262	1999	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	603	4,115	1998	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	—	1,326	10,904	12,230	3,315	8,915	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	1,991	6,862	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	2,350	6,825	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	1,491	5,522	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	—	9,066	3,094	8,882	11,976	1,303	10,673	2011	2011	35 years
Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	4,571	11,753	1986	2005	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	745	6,063	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	507	14,697	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	533	14,853	1999	2014	35 years
Lakeview Terrace	Lake Havasu City	AZ	—	706	7,810	—	706	7,810	8,516	264	8,252	2009	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	2,855	12,559	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	—	1,931	33,576	35,507	1,213	34,294	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	676	2,185	7,123	9,308	51	9,257	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	475	13,044	1999	2014	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	834	1,090	13,776	14,866	2,158	12,708	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	405	1,940	5,600	7,540	1,075	6,465	1999	2011	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	247	6,505	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	2,549	16,458	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	7,980	24,249	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	540	15,458	1998	2014	35 years
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	1,547	9,232	1989	2011	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	787	20,188	2003	2014	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	8,546	26,877	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	862	5,466	1997	2011	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,598	6,934	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	15,544	52,909	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	3,305	43,314	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	378	10,799	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	271	7,937	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	4,046	12,492	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	972	14,465	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	293	8,424	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	2,728	35,074	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	969	9,468	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	1,763	22,880	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	3,197	20,126	2007	2011	35 years
Casa de Santa Fe	Rocklin	CA	20,024	4,427	52,064	—	4,427	52,064	56,491	1,613	54,878	2001	2015	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,798	7,184	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	1,585	9,109	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	54	2,660	9,614	12,274	1,531	10,743	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	—	1,219	12,426	13,645	3,769	9,876	1977	2005	35 years
Summerhill Villa	Santa Clarita	CA	—	3,880	38,366	—	3,880	38,366	42,246	1,210	41,036	2001	2015	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	1,145	29,142	1996	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	219	6,202	1999	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	772	7,112	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	2,498	35,543	2005	2013	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	307	9,371	1998	2014	35 years
Vista Village	Vista	CA	—	1,630	5,640	61	1,630	5,701	7,331	1,051	6,280	1980	2011	35 years
Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	5,717	22,841	1982	2006	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	18	1,700	11,532	13,232	1,699	11,533	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	1,998	26,944	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	1,508	12,782	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	1,258	7,583	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	436	2,629	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	1,591	20,852	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	1,643	21,449	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(2,989)	950	10,580	11,530	1,580	9,950	1979	2011	35 years
Gardenside Terrace	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	4,578	33,940	1999	2011	35 years
Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	6,124	39,808	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	2,602	34,489	2007	2013	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	1,272	7,455	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	876	5,456	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	1,871	13,286	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	841	5,228	1999	2011	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	—	3,660	9,122	12,782	1,663	11,119	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	1,547	4,813	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	954	6,159	1999	2011	35 years
Lexington Park - Lake Lady, FL	Lady Lake	FL	—	3,752	26,265	—	3,752	26,265	30,017	827	29,190	2010	2015	35 years
Princeton Village of Largo	Largo	FL	—	1,718	10,438	—	1,718	10,438	12,156	413	11,743	1992	2015	35 years
Barrington Terrace of Fort Myers	Fort Myers	FL	—	2,105	18,190	—	2,105	18,190	20,295	650	19,645	2001	2015	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	—	2,596	18,716	21,312	684	20,628	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	10,975	75,522	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	1,288	8,169	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	307	790	5,912	6,702	922	5,780	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	2,250	28,743	2009	2013	35 years
Princeton Village of Palm Coast	Palm Coast	FL	—	1,958	24,525	—	1,958	24,525	26,483	808	25,675	2007	2015	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	143	2,230	2,505	4,735	580	4,155	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	785	4,805	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	159	2,430	17,904	20,334	2,742	17,592	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	—	640	8,013	8,653	1,153	7,500	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	2,153	15,897	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	601	5,410	21,545	26,955	3,274	23,681	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	—	1,767	16,442	18,209	521	17,688	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	—	3,052	9,040	12,092	422	11,670	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	32	530	10,294	10,824	1,544	9,280	1997	2011	35 years
Benton House of Covington GA	Covington	GA	7,871	1,297	11,397	—	1,297	11,397	12,694	383	12,311	2009	2015	35 years
Arbor Terrace of Decatur	Decatur	GA	10,664	3,102	19,599	—	3,102	19,599	22,701	618	22,083	1990	2015	35 years
Benton House of Douglasville GA	Douglasville	GA	—	1,697	15,542	—	1,697	15,542	17,239	521	16,718	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	1,643	5,529	1997	2007	35 years
Benton House of Newnan GA	Newnan	GA	—	1,474	17,487	—	1,474	17,487	18,961	565	18,396	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	—	1,867	15,835	17,702	531	17,171	1997	2014	35 years
Benton Village of Stockbridge GA	Stockbridge	GA	—	2,221	21,989	—	2,221	21,989	24,210	726	23,484	2008	2015	35 years
Benton House of Sugar Hill GA	Sugar Hill	GA	—	2,173	14,937	—	2,173	14,937	17,110	520	16,590	2010	2015	35 years
Villas of St. James - Breese, IL	Breese	IL	—	671	6,849	—	671	6,849	7,520	268	7,252	2009	2015	35 years
Villas of Holly Brook - Chatham, IL	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	358	9,737	2012	2015	35 years
Villas of Holly Brook - Effingham, IL	Effingham	IL	—	508	6,624	—	508	6,624	7,132	252	6,880	2011	2015	35 years
Villas of Holly Brook - Herrin, IL	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	445	11,335	2012	2015	35 years
Villas of Holly Brook - Marshall, IL	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	263	6,079	2012	2015	35 years
Villas of Holly Brook - Newton, IL	Newton	IL	—	458	4,590	—	458	4,590	5,048	194	4,854	2011	2015	35 years
Wyndcrest Assisted Living	Rochester	IL	—	570	6,536	—	570	6,536	7,106	241	6,865	2005	2015	35 years
Villas of Holly Brook, Shelbyville, IL	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	289	5,354	2011	2015	35 years
Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	—	1,315	18,185	19,500	5,371	14,129	1987	2005	35 years
The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,823	5,117	1985	2005	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	2,724	8,738	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	768	4,637	1990	2011	35 years
Elmcroft of Florence	Florence	KY	—	1,535	21,826	—	1,535	21,826	23,361	727	22,634	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	1,801	23,596	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	—	758	12,048	12,806	401	12,405	2005	2014	35 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,128	3,746	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	2,341	30,615	1998	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	100	2,010	1,393	3,403	407	2,996	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	732	1,400	27,627	29,027	4,164	24,863	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	4,750	31,229	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	2,315	30,027	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	3,416	43,603	2000	2013	35 years
Sentry Hill	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	2,870	20,489	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	415	371	33,016	33,387	4,654	28,733	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	—	1,956	18,122	20,078	1,950	18,128	1989	2012	35 years
Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	499	510	14,475	14,985	2,357	12,628	2001	2011	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	—	2,540	11,707	14,247	1,651	12,596	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	21	6,190	8,317	14,507	1,344	13,163	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	17	1,860	8,937	10,797	1,376	9,421	1999	2011	35 years
Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	4,868	8,693	2000	2006	35 years
Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	1,978	3,561	1981	2006	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	1,873	23,858	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon, MO	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	553	15,931	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	1,533	10,111	2011	2011	35 years
Springs at Missoula	Missoula	MT	16,009	1,975	34,390	—	1,975	34,390	36,365	3,722	32,643	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	2,202	13,848	1998	2011	35 years
Arbor Terrace of Asheville	Asheville	NC	9,234	1,365	15,679	—	1,365	15,679	17,044	518	16,526	1998	2015	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	1,330	3,997	1997	2006	35 years
Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	2,635	16,120	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	2,175	14,615	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	1,205	8,377	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	2,792	18,412	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	2,063	26,244	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	2,141	13,334	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	—	1,989	18,648	20,637	2,050	18,587	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	941	2,835	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	3,509	23,097	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	2,224	13,907	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	1,769	10,193	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	1,589	10,097	2005	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	20	1,210	9,788	10,998	1,425	9,573	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	459	12,291	2005	2015	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	3,647	9,619	1985	2005	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	2,273	29,407	2009	2013	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	2,722	35,380	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	—	2,439	33,276	35,715	1,070	34,645	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	406	1,165	26,918	28,083	3,818	24,265	1998	2011	35 years
The Woodmark at Sun City	Sun City	NM	—	964	35,093	—	964	35,093	36,057	1,046	35,011	2000	2015	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	588	3,498	19,685	23,183	6,000	17,183	1988	2005	35 years
Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	3,869	20,503	1994	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	882	2,976	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	2,087	6,404	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	2,564	7,885	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	3,303	10,543	1998	2006	35 years
Elmcroft of Sagamore Hills	Northfield	OH	—	980	12,604	—	980	12,604	13,584	3,301	10,283	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	499	557	15,903	16,460	2,489	13,971	2000	2011	35 years
Gardens at Westlake - Westlake OH	Westlake	OH	—	2,401	20,640	—	2,401	20,640	23,041	730	22,311	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	734	2,720	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	360	3,599	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	751	7,218	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	306	3,160	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	911	8,766	2004	2012	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	1,629	14,632	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	218	6,523	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	1,179	16,653	1978	2013	35 years
Princeton Village	Clackamas	OR	2,918	1,126	10,283	—	1,126	10,283	11,409	354	11,055	1999	2015	35 years
Bayside Terrace	Coos Bay	OR	—	498	2,795	—	498	2,795	3,293	152	3,141	2006	2015	35 years
Ocean Ridge	Coos Bay	OR	—	2,681	10,941	—	2,681	10,941	13,622	529	13,093	2006	2015	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,065	4,400	9,418	13,818	1,550	12,268	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	34,689	4,689	55,035	—	4,689	55,035	59,724	5,599	54,125	2009	2013	35 years
Keizer River ALZ Facility	Keizer	OR	—	922	6,460	60	1,135	6,307	7,442	290	7,152	2012	2014	35 years
Pelican Pointe	Klamath Falls	OR	12,050	943	26,237	—	943	26,237	27,180	836	26,344	2011	2015	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	—	1,800	16,122	17,922	2,476	15,446	2008	2011	35 years
The Springs at Clackamas Woods (ILF)	Milwaukie	OR	10,557	1,264	22,429	—	1,264	22,429	23,693	2,428	21,265	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	5,648	681	12,077	—	681	12,077	12,758	1,307	11,451	1999	2012	35 years
Pheasant Pointe	Molalla	OR	—	904	7,433	—	904	7,433	8,337	276	8,061	1998	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Avamere at Newberg	Newberg	OR	—	1,320	4,664	383	1,320	5,047	6,367	889	5,478	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,158	1,910	6,407	8,317	1,122	7,195	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	1,085	28,152	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	—	3,150	16,740	19,890	2,537	17,353	2002	2011	35 years
Cedar Village	Salem	OR	—	868	12,652	—	868	12,652	13,520	418	13,102	1999	2015	35 years
Redwood Heights	Salem	OR	—	1,513	16,774	—	1,513	16,774	18,287	555	17,732	1999	2015	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	224	1,000	7,533	8,533	1,226	7,307	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	—	1,940	4,027	5,967	839	5,128	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	—	2,212	7,311	9,523	181	9,342	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	203	1,010	7,254	8,264	1,190	7,074	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	621	5,126	1991	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	384	1,410	10,880	12,290	1,663	10,627	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	718	18,699	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	1,489	5,368	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	2,249	7,731	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	1,765	5,087	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	82	1,660	12,706	14,366	1,996	12,370	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	2,042	6,187	1998	2006	35 years
Elmcroft of Altoona	Hollidaysburg	PA	—	331	4,729	—	331	4,729	5,060	1,239	3,821	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	1,921	5,655	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	1,484	4,414	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	2,112	3,164	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	894	2,931	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	3,755	6,475	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	—	619	11,662	12,281	388	11,893	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,402	2,191	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,862	2,909	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	1,728	3,577	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	1,294	4,286	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	—	189	5,170	5,359	1,354	4,005	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	1,558	5,161	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,999	5,838	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,940	5,787	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	85	1,260	7,008	8,268	1,092	7,176	1999	2011	35 years
Garden House of Anderson SC	Anderson	SC	7,871	969	15,613	—	969	15,613	16,582	510	16,072	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	2,061	26,468	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	—	108	7,620	7,728	1,996	5,732	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	72	850	731	1,581	231	1,350	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	12	310	3,254	3,564	495	3,069	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	1,322	8,260	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	99	2,180	13,035	15,215	1,985	13,230	2002	2011	35 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	134	470	16,140	16,610	2,274	14,336	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	1,112	3,223	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	455	582	8,021	8,603	1,442	7,161	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	—	600	5,304	5,904	178	5,726	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	982	5,769	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	—	768	16,840	17,608	559	17,049	1998	2014	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	222	590	10,265	10,855	1,472	9,383	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	2,047	5,790	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	—	590	15,862	16,452	527	15,925	1997	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Halls	Knoxville	TN	—	387	4,948	—	387	4,948	5,335	165	5,170	1998	2014	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	2,802	8,334	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,856	5,410	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	343	570	25,895	26,465	3,703	22,762	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	815	1,820	5,563	7,383	1,276	6,107	1989	2011	35 years
Glenmary Senior Manor	Memphis	TN	—	510	5,860	224	510	6,084	6,594	1,245	5,349	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	259	940	8,289	9,229	1,233	7,996	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	603	960	22,623	23,583	3,392	20,191	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	473	2,650	14,533	17,183	2,309	14,874	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	557	5,815	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	534	2,770	26,354	29,124	3,856	25,268	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	493	770	20,184	20,954	3,009	17,945	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	2,177	28,445	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	689	860	33,360	34,220	4,785	29,435	1997	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	831	5,581	1995	2011	35 years
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	816	7,760	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	1,590	20,761	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	626	3,970	16,545	20,515	2,586	17,929	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	419	1,593	22,207	23,800	3,250	20,550	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	455	1,620	19,210	20,830	2,874	17,956	1999	2011	35 years
The Solana at Cinco Ranch	Katy	TX	—	3,171	73,287	—	3,171	73,287	76,458	2,136	74,322	2010	2015	35 years
Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	1,154	3,946	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	417	710	15,182	15,892	2,318	13,574	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	1,031	10,101	2007	2012	35 years
Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	(10,254)	1,934	4,640	6,574	1,901	4,673	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	2,205	28,007	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	476	6,257	2013	2013	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	1,296	13,124	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	526	920	13,537	14,457	2,176	12,281	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	1,848	24,196	2008	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	675	6,548	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	405	630	17,920	18,550	2,659	15,891	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	504	520	15,353	15,873	2,335	13,538	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	425	440	13,465	13,905	2,061	11,844	1997	2011	35 years
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	334	3,246	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	658	320	14,457	14,777	2,248	12,529	1996	2011	35 years
Mountain Ridge	South Ogden	UT	11,644	1,243	24,659	—	1,243	24,659	25,902	884	25,018	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	1,711	5,652	1999	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	1,037	9,803	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	240	7,467	1995	2014	35 years
The Bellingham at Orchard	Bellingham	WA	—	3,383	17,553	—	3,383	17,553	20,936	543	20,393	1999	2015	35 years
Bay Pointe	Bremerton	WA	—	2,114	21,006	—	2,114	21,006	23,120	667	22,453	1999	2015	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	21	520	6,165	6,685	996	5,689	1993	2011	35 years
Edmonds Landing	Edmonds	WA	—	4,273	27,852	—	4,273	27,852	32,125	815	31,310	2001	2015	35 years
Terrace at Beverly Lake	Everett	WA	—	1,515	12,520	—	1,515	12,520	14,035	380	13,655	1998	2015	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	80	1,490	13,804	15,294	2,077	13,217	1995	2011	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	1,258	34,130	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	2,669	34,782	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	95	210	14,240	14,450	1,957	12,493	1996	2011	35 years
Discovery Memory Care	Sequim	WA	—	320	10,544	45	320	10,589	10,909	1,534	9,375	1961	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	90	2,200	6,028	8,228	1,193	7,035	1976	2011	35 years
Clearwater Springs	Vancouver	WA	—	1,269	9,840	—	1,269	9,840	11,109	369	10,740	2003	2015	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	291	1,632	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	100	140	2,116	2,256	316	1,940	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	372	2,268	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	411	191	4,726	4,917	628	4,289	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	626	4,054	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	288	2,165	2001	2011	35 years
Harmony of Denmark	Denmark	WI	1,086	220	2,228	—	220	2,228	2,448	352	2,096	1995	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	870	5,599	1996	2011	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	375	2,447	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	218	2,572	1999	2011	35 years
Harmony of Brenwood Park	Franklin	WI	5,672	1,870	13,804	—	1,870	13,804	15,674	1,926	13,748	2003	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	594	2,390	44,181	46,571	6,199	40,372	1988	2011	35 years
Harmony of Green Bay	Green Bay	WI	2,827	640	5,008	—	640	5,008	5,648	755	4,893	1990	2011	35 years
Layton Terrace	Greenfield	WI	6,845	3,490	39,201	—	3,490	39,201	42,691	5,690	37,001	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	322	2,024	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	564	3,008	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	372	2,342	1997	2011	35 years
Harmony of Kenosha	Kenosha	WI	3,680	1,180	8,717	—	1,180	8,717	9,897	1,240	8,657	1999	2011	35 years
Harbor House Kenosha	Kenosha	WI	—	710	3,254	2,793	1,156	5,601	6,757	531	6,226	1996	2011	35 years
Harmony of Madison	Madison	WI	3,809	650	4,279	—	650	4,279	4,929	690	4,239	1998	2011	35 years
Harmony of Manitowoc	Manitowoc	WI	4,470	450	10,101	—	450	10,101	10,551	1,434	9,117	1997	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	229	1,431	1997	2011	35 years
Harmony of McFarland	McFarland	WI	3,415	640	4,647	—	640	4,647	5,287	721	4,566	1998	2011	35 years
Adare II	Menasha	WI	—	110	537	20	110	557	667	110	557	1994	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Adare IV	Menasha	WI	—	110	537	5	110	542	652	104	548	1994	2011	35 years
Adare III	Menasha	WI	—	90	557	5	90	562	652	111	541	1993	2011	35 years
Adare I	Menasha	WI	—	90	557	5	90	562	652	106	546	1993	2011	35 years
Riverview Village	Menomonee Falls	WI	5,413	2,170	11,758	—	2,170	11,758	13,928	1,660	12,268	2003	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	583	5,640	49,666	55,306	7,389	47,917	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	222	2,632	1999	2011	35 years
Hart Park Square	Milwaukee	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	3,160	20,368	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	719	4,735	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	240	1,691	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	403	2,606	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	227	1,216	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	360	2,605	1997	2011	35 years
Harbor House Oconomowoc	Oconomowoc	WI	—	400	1,596	—	400	1,596	1,996	—	1,996	2015	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	1,794	11,742	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	188	951	1993	2011	35 years
Harmony of Racine	Racine	WI	8,954	590	11,726	—	590	11,726	12,316	1,634	10,682	1998	2011	35 years
Harmony of Commons of Racine	Racine	WI	—	630	11,245	—	630	11,245	11,875	1,583	10,292	2003	2011	35 years
Harmony of Sheboygan	Sheboygan	WI	8,286	810	17,908	—	810	17,908	18,718	2,510	16,208	1996	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	879	6,389	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	260	2,425	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	297	2,754	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	4,800	2,320	17,232	—	2,320	17,232	19,552	2,576	16,976	2001	2011	35 years
Harmony of Stevens Point	Stevens Point	WI	7,562	790	10,081	—	790	10,081	10,871	1,456	9,415	2002	2011	35 years
Harmony Commons of Stevens Point	Stevens Point	WI	—	760	2,242	—	760	2,242	3,002	430	2,572	2005	2011	35 years
Harmony of Stoughton	Stoughton	WI	1,502	490	9,298	—	490	9,298	9,788	1,322	8,466	1997	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	500	3,141	1992	2011	35 years
Harmony of Two Rivers	Two Rivers	WI	2,413	330	3,538	—	330	3,538	3,868	542	3,326	1998	2011	35 years
Matthews of Pewaukee	Waukesha	WI	—	1,180	4,124	206	1,197	4,313	5,510	741	4,769	2001	2011	35 years
Oak Hill Terrace	Waukesha	WI	4,835	2,040	40,298	—	2,040	40,298	42,338	5,864	36,474	1985	2011	35 years
Harmony of Terrace Court	Wausau	WI	6,730	430	5,037	—	430	5,037	5,467	750	4,717	1996	2011	35 years
Harmony of Terrace Commons	Wausau	WI	—	740	6,556	—	740	6,556	7,296	983	6,313	2000	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	500	3,263	1997	2011	35 years
Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	3,455	21,419	1996	2011	35 years
Harmony of Wisconsin Rapids	Wisconsin Rapids	WI	1,006	520	4,349	—	520	4,349	4,869	686	4,183	2000	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	110	418	1999	2011	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	106	1,950	14,595	16,545	2,049	14,496	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	2,179	6,389	1999	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	428	3,124	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	1,537	20,617	2008	2013	35 years
Ashridge Court	Bexhill-on-Sea	East Sussex	—	2,274	4,791	—	2,274	4,791	7,065	173	6,892	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	East Sussex	—	1,908	3,021	—	1,908	3,021	4,929	126	4,803	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	East Sussex	—	1,964	2,462	—	1,964	2,462	4,426	109	4,317	2007	2015	40 years
Willows Care Home	Romford	Essex	—	4,695	6,983	—	4,695	6,983	11,678	138	11,540	1986	2015	40 years
Cedars Care Home	Southend-on-Sea	Essex	—	2,649	4,925	—	2,649	4,925	7,574	100	7,474	2014	2015	40 years
Mayflower Care Home	Northfleet	Gravesand	—	4,330	7,519	—	4,330	7,519	11,849	152	11,697	2012	2015	40 years
Maples Care Home	Bexleyheath	Kent	—	5,042	7,525	—	5,042	7,525	12,567	150	12,417	2007	2015	40 years
Barty House Nursing Home	Maidstone	Kent	—	3,769	3,089	—	3,769	3,089	6,858	139	6,719	2013	2015	40 years
Tunbridge Wells Care Centre	Tunbridge Wells	Kent	—	4,323	5,869	—	4,323	5,869	10,192	203	9,989	2010	2015	40 years
Heathlands Care Home	Chingford	London	—	5,398	7,967	—	5,398	7,967	13,365	162	13,203	1980	2015	40 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			244,234	526,342	4,729,528	31,302	523,209	4,763,963	5,287,172	579,112	4,708,060
TOTAL FOR SENIORS HOUSING COMMUNITIES			1,363,146	1,481,140	13,759,148	311,457	1,472,492	14,079,253	15,551,745	2,475,796	13,075,949

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	3,892	—	29,190	29,190	6,094	23,096	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	418	—	13,116	13,116	2,801	10,315	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	1,064	—	8,672	8,672	2,213	6,459	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	4,134	625	16,178	76	625	16,254	16,879	2,626	14,253	1994	2011	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	60	1,699	2009	2015	35 years
West Valley Medical Center	Buckeye	AZ	—	3,348	5,233	—	3,348	5,233	8,581	243	8,338	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	15,322	—	27,497	66	—	27,563	27,563	3,941	23,622	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,620	720	11,277	559	720	11,836	12,556	2,207	10,349	2007	2011	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	615	20	13,499	13,519	1,929	11,590	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	472	20	8,552	8,572	1,320	7,252	2001	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	129	—	32,897	32,897	2,905	29,992	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	—	—	11,923	516	—	12,439	12,439	1,758	10,681	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	—	—	7,395	101	—	7,496	7,496	1,179	6,317	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	—	—	13,665	1,043	—	14,708	14,708	2,093	12,615	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	12,919	—	22,663	589	14	23,238	23,252	3,323	19,929	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	10,649	—	19,521	30	12	19,539	19,551	2,813	16,738	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	459	—	12,631	12,631	2,070	10,561	1989	2011	35 years
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	354	12,596	2006	2015	35 years
Burbank Medical Plaza	Burbank	CA	—	1,241	23,322	1,015	1,241	24,337	25,578	4,242	21,336	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	35,006	491	45,641	221	491	45,862	46,353	6,767	39,586	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	276	258	2,731	2,989	758	2,231	1998	2011	25 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	—	12,883	38,309	51,192	1,701	49,491	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	1,837	17,350	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	24	—	12,896	12,896	1,230	11,666	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	—	—	8,880	8,880	843	8,037	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	997	9,790	2014	2013	35 years
UC Davis Medical	Folsom	CA	—	1,873	10,156	—	1,873	10,156	12,029	385	11,644	1995	2015	35 years
Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	336	6,683	9,925	16,608	2,305	14,303	1972	2012	23 years
Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	515	4,464	4,246	8,710	1,270	7,440	1987	2012	19 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	730	688	9,115	9,803	2,346	7,457	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	3,095	47,218	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	58,490	1,916	77,022	226	1,916	77,248	79,164	11,775	67,389	2007	2011	35 years
PDP Orange	Orange	CA	46,513	1,752	61,647	232	1,761	61,870	63,631	9,680	53,951	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	8,590	3,138	92,002	95,140	16,041	79,099	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	4,532	27,082	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	2,858	3,233	74,293	77,526	12,439	65,087	2007	2011	35 years
Sutter Medical Center	San Diego	CA	—	—	25,088	1,371	—	26,459	26,459	2,301	24,158	2012	2012	35 years
San Gabriel Valley Medical	San Gabriel	CA	—	914	5,510	346	914	5,856	6,770	1,467	5,303	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	23,000	9,708	20,020	443	9,726	20,445	30,171	3,496	26,675	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	1,238	291	8,154	8,445	2,095	6,350	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	2	—	9,636	9,636	912	8,724	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	2,181	2,464	11,236	13,700	4,720	8,980	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	313	1,244	12,608	13,852	3,987	9,865	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	1,415	2,641	48,922	51,563	15,033	36,530	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,797	—	12,139	158	235	12,062	12,297	1,110	11,187	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,590	—	12,026	12,026	2,517	9,509	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	—	—	4,393	4,393	257	4,136	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	—	2,540	12,901	15,441	458	14,983	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,676	—	19,006	19,006	4,813	14,193	2003	2009	35 years
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,072	1,492	17,083	18,575	4,969	13,606	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	—	852	5,210	6,062	477	5,585	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	875	—	3,530	3,530	984	2,546	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	923	—	8,189	8,189	1,827	6,362	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	107	—	12,054	12,054	2,576	9,478	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	1,856	—	8,280	8,280	2,540	5,740	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	520	—	2,993	2,993	1,081	1,912	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	533	2,696	1993	2011	30 years
Aventura Medical Plaza	Aventura	FL	—	401	3,338	—	401	3,338	3,739	256	3,483	1996	2015	26 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	851	4,965	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	589	3,998	1992	2011	35 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	773	4,507	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	609	4,257	1987	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	139	453	1,850	2,303	691	1,612	1999	2004	35 years
East Pointe Medical Plaza	Leigh Acres	FL	5,260	327	11,816	—	327	11,816	12,143	380	11,763	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	52	965	2,730	3,695	909	2,786	2000	2004	35 years
Bay Medical Plaza	Lynn Haven	FL	9,579	4,215	15,041	—	4,215	15,041	19,256	557	18,699	2003	2015	35 years
Aventura Heart & Health	Miami	FL	15,680	—	25,361	2,979	—	28,340	28,340	9,914	18,426	2006	2007	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	589	4,289	1999	2011	35 years
Bay Medical Center	Panama City	FL	9,321	82	17,400	—	82	17,400	17,482	559	16,923	1987	2015	35 years
Woodlands Center for Specialized Med	Pensacola	FL	14,914	2,518	24,006	29	2,518	24,035	26,553	3,513	23,040	2009	2012	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	760	4,787	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	680	5,123	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	—	590	8,773	9,363	251	9,112	1998	2015	35 years
University Medical Office Building	Tamarac	FL	—	—	6,690	132	—	6,822	6,822	2,316	4,506	2006	2007	35 years
RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	690	4,950	1997	2011	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	—	2,826	18,339	21,165	625	20,540	2011	2015	35 years
Doctors Center at St. Joseph’s Hospital	Atlanta	GA	—	545	80,152	—	545	80,152	80,697	740	79,957	1978	2015	20 years
Augusta Medical Plaza	Augusta	GA	—	594	4,847	517	594	5,364	5,958	1,474	4,484	1972	2011	25 years
Augusta Professional Building	Augusta	GA	—	687	6,057	657	691	6,710	7,401	1,882	5,519	1983	2011	27 years
Augusta POB I	Augusta	GA	—	233	7,894	507	233	8,401	8,634	2,971	5,663	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	159	735	13,876	14,611	3,446	11,165	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	212	535	4,069	4,604	1,192	3,412	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	892	675	3,074	3,749	942	2,807	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	919	1,145	17,724	18,869	3,691	15,178	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	5,096	1,821	2,974	42	1,821	3,016	4,837	2,669	2,168	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	10,829	981	13,818	10	981	13,828	14,809	2,378	12,431	1998	2012	35 years
Columbia Medical Plaza	Evans	GA	—	268	1,497	139	268	1,636	1,904	572	1,332	1940	2011	23 years
Fayette MOB	Fayetteville	GA	—	895	20,669	—	895	20,669	21,564	672	20,892	2004	2015	35 years
Northside East Cobb - 1121	Marietta	GA	—	5,495	16,028	—	5,495	16,028	21,523	590	20,933	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	—	2,167	5,477	7,644	253	7,391	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	419	476	10,436	10,912	2,047	8,865	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	—	1,025	9,783	10,808	365	10,443	2005	2015	35 years
Eastside Physicians Center	Snellville	GA	—	1,289	25,019	1,937	1,366	26,879	28,245	7,126	21,119	1994	2008	35 years
Eastside Physicians Plaza	Snellville	GA	—	294	12,948	53	297	12,998	13,295	3,176	10,119	2003	2008	35 years
Rush Copley POB I	Aurora	IL	—	120	27,882	—	120	27,882	28,002	907	27,095	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	—	49	27,217	27,266	859	26,407	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	83	152	3,307	3,459	274	3,185	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	142	512	13,119	13,631	1,129	12,502	1996	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	213	139	3,542	3,681	328	3,353	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	—	2,227	10,140	12,367	495	11,872	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	—	2,490	19,504	21,994	702	21,292	2007	2015	35 years
Advocate Good Shepard	Crystal Lake	IL	—	2,444	10,953	—	2,444	10,953	13,397	456	12,941	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	612	—	1,403	1,403	596	807	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	354	—	2,297	2,297	760	1,537	1987	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	3,900	51	—	3,951	3,951	1,252	2,699	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	193	—	8,895	8,895	2,115	6,780	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	156	—	3,623	3,623	1,147	2,476	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	—	—	1,150	1,150	304	846	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	234	406	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	—	902	129	1,031	145	886	1991	2010	35 years
SIU Family Practice	Decatur	IL	—	—	1,689	19	—	1,708	1,708	457	1,251	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	—	934	1,386	2,320	450	1,870	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	171	723	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	215	635	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	228	407	10,565	10,972	886	10,086	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	366	1,013	25,736	26,749	2,133	24,616	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	93	—	16,408	16,408	5,453	10,955	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	75	249	1,527	1,776	419	1,357	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	309	216	1,714	1,930	588	1,342	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	453	2,360	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	3,113	15,365	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	150	191	4,520	4,711	427	4,284	1989	2013	35 years
Doctors Office Building III ("DOB III")	Hoffman Estates	IL	—	—	24,550	77	—	24,627	24,627	7,117	17,510	2005	2009	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	1,012	479	4,670	5,149	1,822	3,327	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	139	214	2,769	2,983	707	2,276	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	3,077	15,119	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	51	658	16,472	17,130	1,374	15,756	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	—	1,025	29,493	30,518	964	29,554	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	98	2,701	2009	2015	35 years
Round Lake ACC	Round Lake	IL	—	758	370	302	785	645	1,430	373	1,057	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	181	3,413	838	4,251	469	3,782	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	621	—	3,274	3,274	971	2,303	1992	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,350	—	5,616	5,616	1,664	3,952	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	426	—	2,707	2,707	823	1,884	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	222	466	6,176	6,642	1,149	5,493	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	221	455	6,197	6,652	1,042	5,610	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	385	422	6,579	7,001	960	6,041	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	769	2,460	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	—	702	13,576	14,278	469	13,809	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	—	633	13,479	14,112	501	13,611	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	1,003	519	29,954	30,473	5,209	25,264	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	467	498	27,897	28,395	3,939	24,456	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	152	470	5,855	6,325	1,053	5,272	2003	2012	35 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	744	—	21,393	21,393	2,081	19,312	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	2,896	61	40,307	40,368	6,795	33,573	1985	2012	25 years
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	—	967	83,746	84,713	1,273	83,440	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	—	5,737	32,116	37,853	1,131	36,722	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	331	1,531	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	2,244	7,086	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	—	3,162	28,633	31,795	914	30,881	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	—	4,577	20,939	25,516	700	24,816	2010	2015	35 years
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	81	2,371	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	530	2,792	1996	2011	34 years
Via Christi Clinic	Wichita	KS	—	1,883	7,428	—	1,883	7,428	9,311	290	9,021	2006	2015	35 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	208	101	19,274	19,375	3,262	16,113	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	(16)	345	12,774	13,119	1,865	11,254	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	1,082	402	9,361	9,763	1,713	8,050	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	109	2,582	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	162	168	17,426	17,594	3,974	13,620	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	280	107	15,417	15,524	3,341	12,183	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	2,259	3,334	7,233	10,567	2,090	8,477	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	680	1,046	1,482	2,528	642	1,886	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	—	1,195	3,797	4,992	134	4,858	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	378	1,838	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	11,091	—	13,795	1,747	—	15,542	15,542	4,786	10,756	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,366	—	20,608	20,608	4,234	16,374	1989	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
North Professional Building	Kalamazoo	MI	—	—	7,228	1,601	—	8,829	8,829	1,786	7,043	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	570	1,821	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	244	—	12,203	12,203	2,887	9,316	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	383	—	8,803	8,803	2,207	6,596	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	568	—	1,229	1,229	199	1,030	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	483	2,864	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	635	3,096	1997	2011	31 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	1,141	34,258	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	—	—	697	697	185	512	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	30	233	2,297	2,530	520	2,010	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	120	3,819	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	207	6,597	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	543	16,273	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	3,254	30,133	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	—	1,442	7,742	9,184	267	8,917	2002	2015	35 years
Unitron Hearing	Plymouth	MN	4,000	2,646	8,962	—	2,646	8,962	11,608	475	11,133	2011	2015	29 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	49	2,503	15,732	18,235	2,493	15,742	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	95	1,097	612	1,709	365	1,344	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
DePaul Health Center North	Bridgeton	MO	—	996	10,045	794	996	10,839	11,835	2,542	9,293	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	502	910	12,671	13,581	2,374	11,207	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	718	103	3,498	3,601	852	2,749	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	224	189	2,932	3,121	738	2,383	2003	2011	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,167	305	9,612	9,917	1,212	8,705	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	212	530	9,327	9,857	1,516	8,341	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	612	745	13,049	13,794	2,256	11,538	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	156	524	3,385	3,909	659	3,250	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	9	940	5,565	6,505	839	5,666	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	5,500	3,427	8,697	—	3,427	8,697	12,124	350	11,774	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	365	503	4,701	5,204	1,227	3,977	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	162	369	3,125	3,494	650	2,844	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	325	1,445	14,150	15,595	3,678	11,917	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	1,077	595	13,661	14,256	3,392	10,864	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	607	409	5,294	5,703	1,592	4,111	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	437	350	4,379	4,729	1,515	3,214	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	317	2,339	3,415	5,754	1,261	4,493	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	4,278	119	8,439	8,558	1,046	7,512	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	362	136	6,380	6,516	1,263	5,253	1969	2012	20 years
University Physicians - Grants Ferry	Flowood	MS	9,339	2,796	12,125	(13)	2,796	12,112	14,908	1,922	12,986	2010	2012	35 years
Randolph	Charlotte	NC	—	6,370	2,929	1,155	6,370	4,084	10,454	2,550	7,904	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	352	3,229	2,424	5,653	1,140	4,513	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	502	701	12,236	12,937	2,689	10,248	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	487	1,100	10,391	11,491	2,249	9,242	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	287	1,980	3,133	5,113	919	4,194	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	13	574	701	1,275	213	1,062	2000	2012	27 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	—	1,348	5,330	6,678	249	6,429	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	704	833	25,589	26,422	3,993	22,429	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	63	679	1,709	2,388	290	2,098	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	169	1,339	2,461	3,800	749	3,051	1997	2012	27 years
Birkdale	Huntersville	NC	—	4,271	7,206	292	4,271	7,498	11,769	1,774	9,995	1997	2012	35 years
Birkdale II	Huntersville	NC	—	—	—	27	—	27	27	5	22	2001	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Northcross	Huntersville	NC	—	623	278	36	623	314	937	177	760	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	425	—	23,248	23,248	2,156	21,092	2009	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	58	1,221	905	2,126	370	1,756	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	(2)	803	996	1,799	274	1,525	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	39	479	1,336	1,815	382	1,433	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	646	2,652	8,325	10,977	1,722	9,255	1991	2012	30 years
English Road Medical Center	Rocky Mount	NC	4,312	1,321	3,747	4	1,321	3,751	5,072	948	4,124	2002	2012	35 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	863	5,355	2003	2012	35 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	—	935	15,482	16,417	718	15,699	1995	2015	26 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	—	1,389	2,742	4,131	130	4,001	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	—	594	5,638	6,232	190	6,042	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	—	275	4,132	4,407	138	4,269	2010	2015	35 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	688	11,346	—	688	11,346	12,034	418	11,616	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	2,862	27,519	—	2,862	27,519	30,381	1,209	29,172	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	958	1,028	17,951	18,979	3,574	15,405	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	—	3,787	27,738	31,525	946	30,579	2008	2015	35 years
The Terrace at South Meadows	Reno	NV	6,959	504	9,966	483	504	10,449	10,953	2,203	8,750	2004	2011	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	—	321	18,389	18,710	529	18,181	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	354	9,861	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	24,500	1,786	26,101	1,711	1,792	27,806	29,598	4,630	24,968	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	—	1,320	10,799	12,119	427	11,692	2001	2015	35 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,737	—	11,369	11,369	3,769	7,600	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,276	—	17,399	17,399	5,526	11,873	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	8,420	785	8,519	936	785	9,455	10,240	2,185	8,055	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	6,311	586	7,298	748	610	8,022	8,632	1,564	7,068	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	5,862	10	9,443	627	10	10,070	10,080	1,691	8,389	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	3,288	61	4,760	218	61	4,978	5,039	1,033	4,006	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	1,544	80	1,113	4	80	1,117	1,197	376	821	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	4,705	414	5,362	568	414	5,930	6,344	1,046	5,298	1998	2012	35 years
Eastside Health Center	Columbus	OH	4,399	956	3,472	(2)	956	3,470	4,426	1,112	3,314	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	5,226	440	4,771	58	440	4,829	5,269	784	4,485	2006	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	157	1,063	12,297	13,360	2,144	11,216	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	226	123	18,288	18,411	2,489	15,922	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	1,824	239	2,263	306	239	2,569	2,808	611	2,197	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	3,118	342	3,278	215	342	3,493	3,835	672	3,163	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	9,684	2,449	7,025	(66)	2,449	6,959	9,408	1,297	8,111	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	1,472	8,103	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	71	534	926	1,460	371	1,089	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	820	3,499	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	455	436	2,853	3,289	782	2,507	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	340	490	6,348	6,838	1,987	4,851	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	371	971	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	475	1,647	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	361	1,262	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	331	975	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	540	2,488	16,389	18,877	3,599	15,278	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,123	422	7,420	7,842	1,806	6,036	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	154	523	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	128	199	1,254	1,453	321	1,132	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	18,594	1,516	24,638	429	1,533	25,050	26,583	4,661	21,922	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	1,335	—	7,618	7,618	3,420	4,198	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,501	—	11,925	11,925	5,326	6,599	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	—	2,574	16,767	19,341	645	18,696	2002	2015	35 years
Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	10,717	44,722	2008	2010	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	2,488	15,065	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	9,037	593	17,117	25	593	17,142	17,735	2,902	14,833	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	2,644	8,990	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	1,967	54,241	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	290	11,411	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	351	4,497	17,689	22,186	3,311	18,875	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	8,360	127	14,737	2,055	127	16,792	16,919	3,191	13,728	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	332	447	4,278	4,725	933	3,792	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	200	225	4,474	4,699	1,432	3,267	1979	2012	18 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Providence MOB II	Columbia	SC	—	122	1,834	36	122	1,870	1,992	620	1,372	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	290	766	4,696	5,462	1,135	4,327	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	488	214	8,423	8,637	2,244	6,393	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	573	40	11,223	11,263	2,548	8,715	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	15,062	—	13,062	10,514	30	23,546	23,576	7,346	16,230	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	161	789	2,175	2,964	824	2,140	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	570	501	8,231	8,732	1,333	7,399	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	38	1,007	16,576	17,583	2,847	14,736	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	507	360	6,826	7,186	1,411	5,775	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	106	322	4,983	5,305	1,447	3,858	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	66	88	5,942	6,030	1,317	4,713	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	—	1,726	5,414	134	1,726	5,548	7,274	1,361	5,913	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	30	1,406	1,843	3,249	510	2,739	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	91	670	4,546	5,216	1,414	3,802	2001	2012	34 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	94	291	5,151	5,442	1,127	4,315	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	478	16,611	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	—	207	17,963	18,170	616	17,554	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	—	999	5,027	6,026	197	5,829	2001	2015	35 years
Health Park Medical Office Building	Chattanooga	TN	6,277	2,305	8,949	33	2,305	8,982	11,287	1,508	9,779	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	6,643	1,217	6,464	7	1,217	6,471	7,688	1,026	6,662	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	—	298	618	916	11	905	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	—	221	2,719	2,940	29	2,911	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	13,246	549	27,074	(7)	549	27,067	27,616	4,395	23,221	2010	2012	35 years
St. Mary's Physical Therapy & Rehabilitation Center East	Jefferson City	TN	—	120	160	—	120	160	280	6	274	1985	2015	39 years
St. Mary's Physician Professional Office Building	Knoxville	TN	—	138	3,144	—	138	3,144	3,282	41	3,241	1981	2015	39 years
St. Mary's Magdalene Clarke Tower	Knoxville	TN	—	69	4,153	—	69	4,153	4,222	48	4,174	1972	2015	39 years
St. Mary's Medical Office Building	Knoxville	TN	—	136	359	—	136	359	495	10	485	1976	2015	39 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	17	1,124	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	—	2,781	24,515	27,296	846	26,450	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	1,391	805	42,918	43,723	5,519	38,204	1968	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	1,451	444	24,083	24,527	3,354	21,173	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	85	294	5,396	5,690	727	4,963	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	20	447	10,174	10,621	1,338	9,283	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	257	7,355	2010	2015	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	308	328	3,213	3,541	1,356	2,185	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	434	671	860	1,531	531	1,000	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	456	14,673	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	186	5,452	2012	2015	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	296	8,760	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	—	3,081	8,890	11,971	353	11,618	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	443	—	15,517	15,517	3,741	11,776	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	—	1,186	15,397	16,583	586	15,997	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	—	814	5,903	6,717	247	6,470	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	—	2,165	8,212	10,377	288	10,089	2006	2015	35 years
251 Medical Center	Webster	TX	—	1,158	12,078	182	1,158	12,260	13,418	1,780	11,638	2006	2011	35 years
253 Medical Center	Webster	TX	—	1,181	11,862	—	1,181	11,862	13,043	1,673	11,370	2009	2011	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	356	1,669	7,380	9,049	1,870	7,179	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	355	968	6,544	7,512	1,809	5,703	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	256	227	3,217	3,444	853	2,591	1968	2012	22 years
Virginia Urology Center	Richmond	VA	—	3,822	16,127	—	3,822	16,127	19,949	597	19,352	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	—	654	18,331	18,985	633	18,352	2006	2015	35 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,712	5,176	14,375	161	5,176	14,536	19,712	2,478	17,234	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	14,058	781	30,368	87	781	30,455	31,236	4,210	27,026	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	230	—	19,315	19,315	1,890	17,425	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	304	1,424	33,230	34,654	6,226	28,428	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	1,401	6,751	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	1,911	1,246	33,136	34,382	5,502	28,880	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	315	690	12,914	13,604	2,276	11,328	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	1,629	8,934	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	1,152	5,858	1995	2011	34 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	208	331	5,424	5,755	1,009	4,746	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	36	—	7,811	7,811	1,677	6,134	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	60	—	5,816	5,816	1,250	4,566	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	181	—	9,239	9,239	2,043	7,196	1983	2010	39 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	896	5,835	1999	2011	35 years
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	—	1,973	7,579	9,552	296	9,256	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	—	1,223	13,387	14,610	431	14,179	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	19,120	3,706	22,019	—	3,706	22,019	25,725	800	24,925	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	942	4,429	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	711	25,990	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	5,039	678	8,017	—	678	8,017	8,695	318	8,377	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	241	—	7,321	7,321	1,525	5,796	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	7	—	4,469	4,469	1,006	3,463	2006	2010	39 years
Aurora Health Care - Neenah	Neenah	WI	7,840	2,033	9,072	—	2,033	9,072	11,105	354	10,751	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	1,428	6,371	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	—	4,623	5,527	10,150	280	9,870	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	2,356	10,116	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	22,640	5,638	25,308	—	5,638	25,308	30,946	927	30,019	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	582	2,818	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	962	4,529	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	2,498	13,510	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	—	8,012	15,992	24,004	718	23,286	1995	2015	35 years
BSG CS, LLC	Waunakee	WI	—	1,060	—	—	1,060	—	1,060	—	1,060	N/A	2012	N/A
TOTAL FOR MEDICAL OFFICE BUILDINGS			624,254	395,733	4,132,212	148,775	396,841	4,279,879	4,676,720	632,349	4,044,371
TOTAL FOR ALL PROPERTIES			$1,987,400	$2,064,997	$19,938,231	$454,804	$2,056,428	$20,401,604	$22,458,032	$3,544,625	$18,913,407

VENTAS, INC.
SCHEDULE IV
REAL ESTATE MORTGAGE LOANS
December 31, 2015
(Dollars in Thousands)

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens

First Mortgages
Washington	1	8.00%	F	8/1/2020	167	25,000	24,826	—
Washington	1	6.00%	F	7/5/2017	44	6,187	6,108	—
California	11	9.42%	F	12/31/2017	1,624	176,719	173,451	—
Multiple	3	9.21%	V	6/30/2019	131	17,023	17,023	—
Ohio	5	7.89%	V	10/1/2021	516	78,448	78,448	—

Second Mortgages
Multiple	9	11.25%	V	10/23/2019	48	5,000	4,965	*

Mezzanine Loans
Virginia	1	10.00%	F	12/10/2019	86	10,044	10,044	—
Multiple**	214	8.19%	F/V	12/9/2016	2,963	419,964	419,964	2,184,601

Construction Loans
Colorado	1	8.75%	V	2/6/2021	330	46,436	45,680	—

* The Second Mortgage loan is a $5 million participation in a second lien term loan with an aggregate commitment of $215 million
** The variable portion of this investment has a maturity date of 12/9/2016, with extension options to 12/9/2019.

Mortgage Loan Reconciliation

	2015	2014	2013
	(in thousands)
Beginning Balance	$747,456	$335,656	$622,139
Additions:
New Loans	88,648	451,269	3,500
Construction Draws	53,708	—	694
Total additions	142,356	451,269	4,194

Deductions:
Principal Repayments	(99,467)	(21,159)	(75,738)
Conversions to Real Property	—	(18,310)	—
Sales and Syndications	(5,524)	—	(214,939)
Total deductions	(104,991)	(39,469)	(290,677)

Ending Balance	$784,821	$747,456	$335,656

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2015, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2015, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B.    Other Information
Not applicable.
PART III
ITEM 10.    Directors, Executive Officers and Corporate Governance
The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2016.
ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2016.
ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2016.
ITEM 13.    Certain Relationships and Related Transactions, and Director Independence
The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2016.

ITEM 14.    Principal Accountant Fees and Services
The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2016” in our definitive Proxy Statement for the 2016 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2016.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules
The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Filed herewith.

4.2
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.4
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.5
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.6
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.7
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.8
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

Exhibit Number	Description of Document	Location of Document
4.9
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.10
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.11
First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.550% Senior Notes due 2016.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.12
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.13
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.14
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.15
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.

4.16
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.

4.17	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

4.18	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.19	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
4.20
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.21
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.22
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.23
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Incorporated by reference to Exhibit 4.24 to our Annual Report on Form 10-K for the year ended December 31, 2014.

4.24
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015.

4.25
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on June 19, 2002, File No. 333-89312.

10.2
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.3
First Amendment dated as of July 28, 2015 to that certain Amended and Restated Credit and Guaranty Agreement by and among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2015.

Exhibit Number	Description of Document	Location of Document
10.4
Second Amendment and Joinder dated as of October 14, 2015 to that certain Amended and Restated Credit and Guaranty Agreement by and among Ventas Realty, Limited Partnership, Ventas Canada Finance Limited, Ventas UK Finance, Inc., Ventas Euro Finance, LLC, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015.

10.5	Transition Services Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.

10.6	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.

10.7	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.

10.8*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.9.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.9.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.10.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.10.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.10.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.10.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.11.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.11.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.11.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.11.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

Exhibit Number	Description of Document	Location of Document
10.11.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.11.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.12.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.12.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.14.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.14.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.15.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.15.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.16*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.17.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.17.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.17.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.17.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.18*	Consulting Agreement dated December 31, 2014 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015.

Exhibit Number	Description of Document	Location of Document
10.19.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

10.19.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.19.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.20*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.21*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.22.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.

10.22.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014.

10.23*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015.

10.24*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 12, 2016

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 12, 2016
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 12, 2016
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2016
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 12, 2016
Melody C. Barnes

/s/ DOUGLAS CROCKER II	Director	February 12, 2016
Douglas Crocker II

/s/ JAY M. GELLERT	Director	February 12, 2016
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 12, 2016
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 12, 2016
Matthew J. Lustig

/s/ DOUGLAS M. PASQUALE	Director	February 12, 2016
Douglas M. Pasquale

/s/ ROBERT D. REED	Director	February 12, 2016
Robert D. Reed

/s/ GLENN J. RUFRANO	Director	February 12, 2016
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 12, 2016
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

3.2	Fourth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

4.1	Specimen common stock certificate.	Filed herewith.

4.2
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011.

4.4
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012.

4.5
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012.

4.6
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012.

4.7
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012.

4.8
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013.

Exhibit Number	Description of Document	Location of Document
4.9
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013.

4.10
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.7 to our Registration Statement on Form S-3, filed on April 2, 2012, File No. 333-180521.

4.11
First Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.550% Senior Notes due 2016.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on September 26, 2013.

4.12
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013.

4.13
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.14
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014.

4.15
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015.

4.16
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015.

4.17	Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on July 25, 1997, File No. 333-32135.

4.18	Indenture dated as of January 13, 1999 by and between Nationwide Health Properties, Inc. and Chase Manhattan Bank and Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Registration Statement on Form S-3, filed on January 15, 1999, File No. 333-70707.

4.19	First Supplemental Indenture dated as of May 18, 2005 by and between Nationwide Health Properties, Inc. and J.P. Morgan Trust Company, National Association, as Trustee.	Incorporated by reference to Exhibit 4.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on May 11, 2005, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document
4.20
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.21
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference to Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.22
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference to Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014.

4.23
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Incorporated by reference to Exhibit 4.24 to our Annual Report on Form 10-K for the year ended December 31, 2014.

4.24
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015.

4.25
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference to Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on June 19, 2002, File No. 333-89312.

10.2
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
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on December 9, 2013.

10.4
Second Amendment and Joinder dated as of October 14, 2015 to that certain Amended and Restated Credit and Guaranty Agreement by and among Ventas Realty, Limited Partnership, Ventas Canada Finance Limited, Ventas UK Finance, Inc., Ventas Euro Finance, LLC, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015.

10.5	Transition Services Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on August 21, 2015.

Exhibit Number	Description of Document	Location of Document

10.6	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015.

10.7	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015.

10.8*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004.

10.9.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference to Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.9.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.9.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference to Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006.

10.10.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.10.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.10.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

10.10.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference to Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.11.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012.

10.11.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.11.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014.

10.11.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.11.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.11.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference to Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

Exhibit Number	Description of Document	Location of Document
10.12.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.12.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference to Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.13.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference to Exhibit 10.13.2 to our Annual Report on Form 10-K fir the year ended December 31, 2008.

10.14.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.	Incorporated by reference to Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.14.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.15.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, File No. 001-09028.

10.15.2*	Amendment to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference to Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.16*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011.

10.17.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.17.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002.

10.17.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007.

10.17.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.17.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011.

10.18*	Consulting Agreement dated December 31, 2014 between Ventas, Inc. and Richard A. Schweinhart.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on January 7, 2015.

10.19.1*	Employment Agreement dated as of September 18, 2002 between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

Exhibit Number	Description of Document	Location of Document
10.19.2*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K, filed on March 23, 2007.

10.19.3*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and Raymond J. Lewis.	Incorporated by reference to Exhibit 10.17.3 to our Annual Report on Form 10-K for the year ended December 31, 2008.

10.20*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010.

10.21*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013.

10.22.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014.

10.22.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014.

10.23*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015.

10.24*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
________________________
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.