Form 10-Q
period 2016-03-31
VENTAS INC
filed 2016-04-29
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 27, 2016:
Common Stock, $0.25 par value	338,132,079

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	March 31, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$2,060,247	$2,056,428
Buildings and improvements	20,395,386	20,309,599
Construction in progress	119,215	92,005
Acquired lease intangibles	1,343,187	1,344,422
	23,918,035	23,802,454
Accumulated depreciation and amortization	(4,409,554)	(4,177,234)
Net real estate property	19,508,481	19,625,220
Secured loans receivable and investments, net	1,002,598	857,112
Investments in unconsolidated real estate entities	98,120	95,707
Net real estate investments	20,609,199	20,578,039
Cash and cash equivalents	51,701	53,023
Escrow deposits and restricted cash	76,710	77,896
Goodwill	1,044,983	1,047,497
Assets held for sale	54,263	93,060
Other assets	424,436	412,403
Total assets	$22,261,292	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,247,730	$11,206,996
Accrued interest	66,988	80,864
Accounts payable and other liabilities	738,327	779,380
Liabilities related to assets held for sale	12,625	34,340
Deferred income taxes	333,354	338,382
Total liabilities	12,399,024	12,439,962
Redeemable OP unitholder and noncontrolling interests	191,739	196,529
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 337,486 and 334,386 shares issued at March 31, 2016 and December 31, 2015, respectively	84,354	83,579
Capital in excess of par value	11,758,306	11,602,838
Accumulated other comprehensive loss	(19,932)	(7,565)
Retained earnings (deficit)	(2,208,474)	(2,111,958)
Treasury stock, 1 and 44 shares at March 31, 2016 and December 31, 2015, respectively	(59)	(2,567)
Total Ventas stockholders’ equity	9,614,195	9,564,327
Noncontrolling interest	56,334	61,100
Total equity	9,670,529	9,625,427
Total liabilities and equity	$22,261,292	$22,261,918
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended March 31,
	2016	2015
Revenues:
Rental income:
Triple-net leased	$214,487	$188,557
Medical office buildings	144,136	137,060
	358,623	325,617
Resident fees and services	463,976	446,914
Medical office building and other services revenue	7,185	10,543
Income from loans and investments	22,386	22,053
Interest and other income	119	471
Total revenues	852,289	805,598
Expenses:
Interest	103,273	82,328
Depreciation and amortization	236,387	216,219
Property-level operating expenses:
Senior living	312,541	298,362
Medical office buildings	43,681	42,437
	356,222	340,799
Medical office building services costs	3,451	6,918
General, administrative and professional fees	31,726	34,326
Loss on extinguishment of debt, net	314	21
Merger-related expenses and deal costs	1,632	30,613
Other	4,168	4,874
Total expenses	737,173	716,098
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	115,116	89,500
Loss from unconsolidated entities	(198)	(251)
Income tax benefit	8,421	7,250
Income from continuing operations	123,339	96,499
Discontinued operations	(489)	17,574
Gain on real estate dispositions	26,184	6,686
Net income	149,034	120,759
Net income attributable to noncontrolling interest	54	317
Net income attributable to common stockholders	$148,980	$120,442
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.32
Discontinued operations	(0.00)	0.05
Net income attributable to common stockholders	$0.44	$0.37
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.32
Discontinued operations	(0.00)	0.05
Net income attributable to common stockholders	$0.44	$0.37
Weighted average shares used in computing earnings per common share:
Basic	335,559	325,454
Diluted	339,202	329,203
Dividends declared per common share	$0.73	$0.79
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Net income	$149,034	$120,759
Other comprehensive loss:
Foreign currency translation	(10,668)	(10,872)
Change in unrealized gain on marketable securities	181	1,349
Other	(1,880)	759
Total other comprehensive loss	(12,367)	(8,764)
Comprehensive income	136,667	111,995
Comprehensive income attributable to noncontrolling interest	54	317
Comprehensive income attributable to common stockholders	$136,613	$111,678

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	$74,656	$10,119,306	$13,121	$(1,526,388)	$(511)	$8,680,184	$74,213	$8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interest	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interest	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	83,579	11,602,838	(7,565)	(2,111,958)	(2,567)	9,564,327	61,100	9,625,427
Net income	—	—	—	148,980	—	148,980	54	149,034
Other comprehensive loss	—	—	(12,367)	—	—	(12,367)	—	(12,367)
Impact of CCP Spin-Off	—	271	—	—	—	271	—	271
Net change in noncontrolling interest	—	—	—	—	—	—	(5,033)	(5,033)
Dividends to common stockholders—$0.73 per share	—	—	—	(245,496)	—	(245,496)	—	(245,496)
Issuance of common stock	655	148,976	—	—	—	149,631	—	149,631
Issuance of common stock for stock plans	17	5,652	—	—	1,810	7,479	—	7,479
Change in redeemable noncontrolling interest	—	(311)	—	—	—	(311)	213	(98)
Adjust redeemable OP unitholder interests to current fair value	—	(18,230)	—	—	—	(18,230)	—	(18,230)
Purchase of OP units	76	19,989	—	—	729	20,794	—	20,794
Grant of restricted stock, net of forfeitures	27	(879)	—	—	(31)	(883)	—	(883)
Balance at March 31, 2016	$84,354	$11,758,306	$(19,932)	$(2,208,474)	$(59)	$9,614,195	$56,334	$9,670,529
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash flows from operating activities:
Net income	$149,034	$120,759
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	236,387	247,453
Amortization of deferred revenue and lease intangibles, net	(5,037)	(6,603)
Other non-cash amortization	2,446	(519)
Stock-based compensation	5,029	6,307
Straight-lining of rental income, net	(9,845)	(8,679)
Loss on extinguishment of debt, net	314	21
Gain on real estate dispositions	(26,184)	(6,686)
Income tax benefit	(9,156)	(7,850)
Loss from unconsolidated entities	198	251
Distributions from unconsolidated entities	1,989	649
Other	1,099	2,259
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(4,835)	4,615
(Decrease) increase in accrued interest	(14,311)	15,792
Decrease in accounts payable and other liabilities	(54,237)	(23,600)
Net cash provided by operating activities	272,891	344,169
Cash flows from investing activities:
Net investment in real estate property	(13,620)	(1,072,539)
Investment in loans receivable and other	(146,214)	(39,573)
Proceeds from real estate disposals	54,211	166,341
Proceeds from loans receivable	1,625	92,056
Funds held in escrow for future development expenditures	—	4,003
Development project expenditures	(34,767)	(33,467)
Capital expenditures	(23,721)	(21,171)
Other	(4,265)	(4,180)
Net cash used in investing activities	(166,751)	(908,530)
Cash flows from financing activities:
Net change in borrowings under credit facility	137,440	(452,897)
Proceeds from debt	145	1,092,833
Repayment of debt	(151,309)	(24,647)
Purchase of noncontrolling interest	—	(2,660)
Payment of deferred financing costs	(76)	(14,435)
Issuance of common stock, net	149,631	285,327
Cash distribution to common stockholders	(245,496)	(254,910)
Cash distribution to redeemable OP unitholders	(2,323)	(2,365)
Purchases of redeemable OP units	—	(569)
Distributions to noncontrolling interest	(1,743)	(1,822)
Other	6,151	5,690
Net cash (used in) provided by financing activities	(107,580)	629,545
Net (decrease) increase in cash and cash equivalents	(1,440)	65,184
Effect of foreign currency translation on cash and cash equivalents	118	(307)
Cash and cash equivalents at beginning of period	53,023	55,348
Cash and cash equivalents at end of period	$51,701	$120,225
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$2,558	$2,542,829
Other assets acquired	(66)	16,711
Debt assumed	—	177,857
Other liabilities	2,558	45,736
Deferred income tax liability	(66)	44,117
Redeemable OP unitholder interests assumed	—	87,245
Equity issued	—	2,204,585
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development, including two properties that are owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois. In August 2015 we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2016, we leased a total of 575 properties (excluding MOBs and 34 properties owned through investments in unconsolidated entities, and including one property classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 304 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 69 properties (excluding one MOB and including one property classified as held for sale) and ten properties, respectively, as of March 31, 2016.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and other loans and investments relating to seniors housing and healthcare operators or properties.
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest and voting models. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. We identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. In general, each of these consolidated VIEs has the following common characteristics:

•VIEs in the legal form of a limited partnership (“LP”) or Limited Liability Company (“LLC”);
•The VIEs were designed to own and manage their underlying real estate investments;
•Ventas (or a subsidiary thereof) is the general partner or managing member of the VIE;
•Ventas (or a subsidiary thereof) also owns a majority of the voting interests in the VIE;
•A minority of voting interests in the VIE are owned by external third parties, unrelated to us;
•The minority owners do not have substantive kick-out or participating rights in the VIEs; and
•Ventas (or a subsidiary thereof) is the primary beneficiary of the VIE

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	March 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$635,018	$199,169	$645,109	$203,235
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	2,330,221	226,190	2,367,296	233,600
Other identified VIEs	1,547,758	399,844	1,582,430	431,582
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of March 31, 2016, third party investors owned 2,797,349 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.8% of the total units then outstanding, and we owned 6,931,978 Class B limited partnership units in NHP/PMB, representing the remaining 71.2%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
We own a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidate this entity, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. The limited partnership units (“Class C Units”) may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units. As of March 31, 2016, third party investors owned 672,984 Class C Units, which represented 2.3% of the total units then outstanding, and we owned 28,550,812 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 97.7%.
In March 2016, third party investors redeemed 305,047 Class C Units for 305,047 shares of Ventas common stock, valued at $18.6 million.
As redemption rights are outside of our control, the redeemable OP unitholder interests are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of March 31, 2016 and December 31, 2015, the fair value of the redeemable OP unitholder interests was $183.7 million and $188.5 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2016 and December 31, 2015. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
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

•
Marketable debt securities - We estimate the fair value of corporate bonds, if any, using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs: we consider credit spreads, underlying asset performance and credit quality, default rates and any other applicable criteria.

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

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as OP units and Class C Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2016 and December 31, 2015, this cumulative excess totaled $228.6 million (net of allowances of $99.9 million) and $219.1 million (net of allowances of $101.4 million), respectively (excluding properties classified as held for sale).
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
Recently Issued or Adopted Accounting Standards
On January 1, 2016 we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Adoption of this ASU did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of March 31, 2016, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 22.6%, 11.7%, 8.4%, 2.1% and 5.3% , respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2016). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.
Seniors housing communities constituted approximately 65.0% of our real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2016), while MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals collectively comprised the remaining 35.0%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2016, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended March 31, 2016 and 2015, approximately 4.8% and 6.1%, respectively, of our total revenues and 8.3% and 10.7%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.3% and 5.7%, respectively, of our total revenues and 9.2% and 10.1%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred (“Kindred Master Leases”). For the three months ended March 31, 2016, approximately 3.1% of our total revenues and 5.3% of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Ardent. Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2016 and 2015. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

On April 3, 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred Master Leases. Under these lease amendments, annual rent on seven identified LTACs (“7 LTACs”), which is currently approximately $8 million, has been immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases will remain the same as its current level. Separately, Ventas has agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. As a result of this pending disposition, we recognized an impairment of $10.3 million during the three months ended March 31, 2016, which is reported in depreciation and amortization in our Consolidated Statements of Income. In April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases.
In December 2014, we entered into favorable agreements with Kindred to transition or sell the operations of nine licensed healthcare assets, make modifications to the master leases governing 34 leased assets, and reimburse us for certain deferred capital expenditures at skilled nursing facilities previously transferred to new operators. In January 2015, Kindred paid us $37 million in connection with these agreements, which is being amortized over the remaining lease term for the 34 assets governed by the Kindred Master Leases. The nine licensed healthcare assets were all disposed of as of April 1, 2016.
Senior Living Operations
As of March 31, 2016, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 268 of our 304 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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
Atria, Sunrise and Ardent are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.
NOTE 4—DISPOSITIONS
2016 Activity
During the three months ended March 31, 2016, we sold two triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $54.5 million. We recognized a gain on the sales of these assets of $26.2 million. In April 2016, we sold one triple-net leased property for aggregate consideration of $8.0 million and we estimate recognizing a gain on sale of real estate of $4.5 million during the second quarter of 2016.
2015 Activity
During the three months ended March 31, 2015, we sold 21 triple-net leased properties and 22 MOBs for aggregate consideration of $337.2 million, including $5.5 million of lease termination fees (included within triple-net leased rental income in our Consolidated Statements of Income). For three months ended March 31, 2015, we recognized a gain on the sales of these assets of $28.2 million (net of taxes), of which $21.4 million is being deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain will be deferred and subsequently recognized into income as principal payments are made on the loan over its five-year term.
Real Estate Impairment
We recognized impairments of $10.3 million and $19.2 million for the three months ended March 31, 2016 and 2015, respectively, which are recorded in depreciation and amortization. Of these impairments, $0 and $5.2 million for the three months ended March 31, 2016 and 2015, respectively, were reported in discontinued operations in our Consolidated Statements of Income.

Discontinued Operations and Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of March 31, 2016 and December 31, 2015, including the amounts reported on our Consolidated Balance Sheets.

	March 31, 2016			December 31, 2015
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	1	$2,393	$—	2	$4,488	$44
MOB operations	7	51,870	12,625	8	68,619	24,759
Senior Living Operations	—	$—	$—	1	$19,953	$9,537
Total	8	$54,263	$12,625	11	$93,060	$34,340

Set forth below is a summary of our results of operations for properties within discontinued operations for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
Rental income	$—	$77,651
Income from loans and investments	—	846
Interest and other income	—	1
	—	78,498
Expenses:
Interest	—	24,514
Depreciation and amortization	—	31,234
Property-level operating expenses	—	—
General, administrative and professional fees	—	4
Merger-related expenses and deal costs	489	4,559
Other	—	565
	489	60,876
(Loss) income before real estate dispositions and noncontrolling interest	(489)	17,622
Gain (loss) on real estate dispositions	—	—
Net (loss) income from discontinued operations	(489)	17,622
Net income attributable to noncontrolling interest	—	48
Net (loss) income from discontinued operations attributable to common stockholders	$(489)	$17,574

Substantially all of the amounts reported for 2015 as discontinued operations in the table above reflect the historical results of operations of the CCP properties prior to the CCP Spin-Off. All merger-related expenses and deal costs presented above reflect separation costs relating to the CCP Spin-Off .

Transition Services Agreement
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") is $2.5 million for one year. For the three months ended March 31, 2016, we recognized income of $0.6 million relating to the Service Fee, which is payable in four quarterly installments. The transition services agreement will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to August 31, 2016.

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS
As of March 31, 2016 and December 31, 2015, we had $1.0 billion and $895.0 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of March 31, 2016 and December 31, 2015, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	March 31, 2016
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$938,516	$938,516	$967,776	$—
Government-sponsored pooled loan investments (1)	64,082	62,352	64,082	1,730
Total investments reported as Secured loans receivable and investments, net	1,002,598	1,000,868	1,031,858	1,730

Non-mortgage loans receivable	38,096	38,096	39,289	—
Total investments reported as Other assets	38,096	38,096	39,289	—
Total net loans receivable and investments	$1,040,694	$1,038,964	$1,071,147	$1,730
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

	December 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$793,433	$793,433	$816,849	$—
Government-sponsored pooled loan investments	63,679	62,130	63,679	1,549
Total investments reported as Secured loans receivable and investments, net	857,112	855,563	880,528	1,549

Non-mortgage loans receivable	37,926	37,926	38,806	—
Total investments reported as Other assets	37,926	37,926	38,806	—
Total net loans receivable and investments	$895,038	$893,489	$919,334	$1,549
2016 Activity

In February 2016 we made a $140.0 million secured mezzanine loan investment, at par, relating to Class A life sciences properties in California and Massachusetts that has an annual interest rate of 9.95% and matures in 2021.

2015 Activity

We issued one non-mortgage loan ($20.0 million) and one secured loan ($78.4 million) to buyers in connection with the sales of certain assets in February and October, respectively. In June 2015 we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million. We recognized a gain of $5.8 million that is included within income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2015. This gain includes $5.0 million that was previously unrealized within accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2014.

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

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2016 and December 31, 2015, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 39 properties. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.3 million and $1.9 million for the three months ended March 31, 2016 and 2015, respectively (which is included in medical office building and other services revenue in our Consolidated Statements of Income).
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$155,008	6.8	$155,161	7.0
In-place and other lease intangibles	1,188,179	21.6	1,189,261	20.9
Goodwill	1,044,983	N/A	1,047,497	N/A
Other intangibles	35,863	9.0	35,792	8.6
Accumulated amortization	(695,365)	N/A	(655,176)	N/A
Net intangible assets	$1,728,668	19.8	$1,772,535	19.2
Intangible liabilities:
Below market lease intangibles	$256,121	14.2	$256,034	14.2
Other lease intangibles	35,925	30.6	35,925	30.1
Accumulated amortization	(119,216)	N/A	(113,647)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$176,398	15.6	$181,880	15.6

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

NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$228,621	$219,064
Non-mortgage loans receivable, net	38,096	37,926
Other intangibles, net	12,011	13,224
Other	145,708	142,189
Total other assets	$424,436	$412,403

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility (1)	$324,488	$180,683
1.55% Senior Notes due 2016	550,000	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	474,249	468,477
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	307,598	289,038
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	192,249	180,649
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	192,249	180,649
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other (4)	1,835,070	1,987,401
Total	11,310,026	11,271,020
Deferred financing costs, net	(65,555)	(69,121)
Unamortized fair value adjustment	30,751	33,570
Unamortized discounts	(27,492)	(28,473)
Senior notes payable and other debt	$11,247,730	$11,206,996

(1)	$163.5 million and $9.7 million of aggregate borrowings are denominated in Canadian dollars as of March 31, 2016 and December 31, 2015, respectively.

(2)
These amounts represent in aggregate the $674.2 million of unsecured term loan borrowings under our unsecured credit facility, of which $95.7 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

(4)
2016 and 2015 exclude $11.1 million and $22.9 million, respectively, of mortgage debt related to real estate assets classified as held for sale that is included in liabilities related to assets held for sale on our Consolidated Balance Sheet.

As of March 31, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2016 (2)	$586,002	$—	$21,777	$607,779
2017	746,458	—	25,739	772,197
2018	1,101,879	324,488	20,621	1,446,988
2019	1,806,428	—	14,126	1,820,554
2020	1,416,913	—	11,122	1,428,035
Thereafter (3)	5,108,858	—	125,615	5,234,473
Total maturities	$10,766,538	$324,488	$219,000	$11,310,026

(1)	As of March 31, 2016, we had $51.7 million of unrestricted cash and cash equivalents, for $272.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $11.1 million of mortgage debt related to real estate assets classified as held for sale as of March 31, 2016 that is scheduled to mature in 2016.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2016, and a $200.0 million four-year term loan and an $800.0 million five-year term loan, each priced at LIBOR plus 1.05% as of March 31, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2016, we had $324.5 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
Mortgages
During the three months ended March 31, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $143.9 million at maturity of 3.1 years and recognized a loss on extinguishment of debt of $0.3 million in connection with these repayments.
Derivatives and Hedging
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$51,701	$51,701	$53,023	$53,023
Secured loans receivable, net	938,516	967,776	793,433	816,849
Non-mortgage loans receivable, net	38,096	39,289	37,926	38,806
Government-sponsored pooled loan investments	64,082	64,082	63,679	63,679
Liabilities:
Senior notes payable and other debt, gross	11,310,026	11,608,231	11,271,020	11,384,880
Derivative instruments and other liabilities	4,194	4,194	2,696	2,696
Redeemable OP unitholder interests	183,658	183,658	188,546	188,546
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
NOTE 11—LITIGATION
Litigation Relating to the HCT Acquisition
In the weeks following the announcement on June 2, 2014 of our agreement to acquire American Realty Capital Healthcare Trust, Inc. (“HCT”), a total of 13 putative class actions were filed by purported HCT stockholders challenging the transaction. Certain of the actions also purport to bring derivative claims on behalf of HCT. Among other things, the lawsuits allege that the directors of HCT breached their fiduciary duties by approving the transaction and that we and our subsidiaries, Stripe Sub, LLC and Stripe OP, LP, aided and abetted this purported breach of fiduciary duty. The complaints seek injunctive relief and damages.
Ten of these actions were filed in the Circuit Court for Baltimore City, Maryland and consolidated under the caption In re: American Realty Capital, Healthcare Trust, Inc. Shareholder & Derivative Litigation, Case No. 24-C-14-003534. A settlement and release were approved by the Court and on March 22, 2016 judgment was entered. The time for appeal has expired. The settlement terms required HCT to make certain additional disclosures related to the merger, which were set forth in HCT's Current Report on Form 8-K dated January 2, 2015 and no financial payment other than attorneys’ fees will be made to the plaintiffs. This settlement and release also covers two actions that were filed in the Supreme Court of the State of New York, County of New York, and one action was filed in the United States District Court of Maryland.
On August 24, 2015, the plaintiffs in the Maryland state court action submitted a stipulation of settlement to the court executed by the parties and moved for preliminary approval of the settlement. The plaintiffs in the Maryland federal action agreed to allow the settlement to proceed through the state court and did not submit an additional stipulation to the federal court. On December 10, 2015, the Circuit Court for Baltimore City, Maryland entered a preliminary approval order that, among other things, directed notice be sent to members of the class of HCT stockholders and scheduled a settlement hearing for March 15, 2016. At the March 15, 2016 hearing, the Circuit Court determined that the terms of the settlement were fair, reasonable, adequate, and in the best interests of the class, and entered an order and judgment releasing all claims that could be brought by or on behalf of any HCT stockholder related to the HCT acquisition. On March 22, 2016, the judgment was entered and the time for appeal has expired.
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
NOTE 12—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state, and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 12. Certain REIT entities are subject to foreign income tax.
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state, and foreign income taxes for the three months ended March 31, 2016, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended March 31, 2016 and 2015 was a benefit of $8.4 million and $7.3 million, respectively. The income tax benefit for the three months ended March 31, 2016 and for the three months ended March 31, 2015 were each due primarily to operating losses at our taxable REIT subsidiaries.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2019 for the REIT.
Each TRS and foreign entity is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign entities totaled $333.4 million and $338.4 million as of March 31, 2016 and December 31, 2015, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2012 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31,

2011 and subsequent years. We are subject to audit by the Canada Revenue Agency and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement.
NOTE 13—STOCKHOLDERS’ EQUITY
Capital Stock
During the three months ended March 31, 2016, we issued and sold 2,621,729 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $149.9 million, after sales agent commissions of $2.3 million. As of March 31, 2016, approximately $638.5 million of our common stock remained available for sale under our ATM equity offering program. Subsequent to March 31, 2016, we issued and sold a total of 641,466 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $39.9 million, after sales agent commissions of $0.6 million.
In March 2016, third party investors redeemed 305,047 Class C Units for 305,047 shares of Ventas common stock, valued at $18.6 million.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(In thousands)
Foreign currency translation	$(24,594)	$(13,926)
Unrealized gain on marketable securities	1,730	1,549
Other	2,932	4,812
Total accumulated other comprehensive loss	$(19,932)	$(7,565)

NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$149,469	$102,868
Discontinued operations	(489)	17,574
Net income attributable to common stockholders	$148,980	$120,442
Denominator:
Denominator for basic earnings per share—weighted average shares	335,559	325,454
Effect of dilutive securities:
Stock options	311	531
Restricted stock awards	149	70
OP units	3,183	3,148
Denominator for diluted earnings per share—adjusted weighted average shares	339,202	329,203
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.32
Discontinued operations	(0.00)	0.05
Net income attributable to common stockholders	$0.44	$0.37
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.32
Discontinued operations	(0.00)	0.05
Net income attributable to common stockholders	$0.44	$0.37

NOTE 15—SEGMENT INFORMATION
As of March 31, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. We consider segment profit useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:
For the three months ended March 31, 2016:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$214,487	$—	$144,136	$—	$358,623
Resident fees and services	—	463,976	—	—	463,976
Medical office building and other services revenue	1,199	—	4,976	1,010	7,185
Income from loans and investments	—	—	—	22,386	22,386
Interest and other income	—	—	—	119	119
Total revenues	$215,686	$463,976	$149,112	$23,515	$852,289
Total revenues	$215,686	$463,976	$149,112	$23,515	$852,289
Less:
Interest and other income	—	—	—	119	119
Property-level operating expenses	—	312,541	43,681	—	356,222
Medical office building services costs	—	—	3,451	—	3,451
Segment NOI	215,686	151,435	101,980	23,396	492,497
(Loss) income from unconsolidated entities	(671)	337	(126)	262	(198)
Segment profit	$215,015	$151,772	$101,854	$23,658	492,299
Interest and other income					119
Interest expense					(103,273)
Depreciation and amortization					(236,387)
General, administrative and professional fees					(31,726)
Loss on extinguishment of debt, net					(314)
Merger-related expenses and deal costs					(1,632)
Other					(4,168)
Income tax benefit					8,421
Discontinued operations					(489)
Gain on real estate dispositions					26,184
Net income					$149,034

For the three months ended March 31, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$188,557	$—	$137,060	$—	$325,617
Resident fees and services	—	446,914	—	—	446,914
Medical office building and other services revenue	1,136	—	8,858	549	10,543
Income from loans and investments	—	—	—	22,053	22,053
Interest and other income	—	—	—	471	471
Total revenues	$189,693	$446,914	$145,918	$23,073	$805,598
Total revenues	$189,693	$446,914	$145,918	$23,073	$805,598
Less:
Interest and other income	—	—	—	471	471
Property-level operating expenses	—	298,362	42,437	—	340,799
Medical office building services costs	—	—	6,918	—	6,918
Segment NOI	189,693	148,552	96,563	22,602	457,410
Income (loss) from unconsolidated entities	425	(422)	(25)	(229)	(251)
Segment profit	$190,118	$148,130	$96,538	$22,373	457,159
Interest and other income					471
Interest expense					(82,328)
Depreciation and amortization					(216,219)
General, administrative and professional fees					(34,326)
Loss on extinguishment of debt, net					(21)
Merger-related expenses and deal costs					(30,613)
Other					(4,874)
Income tax benefit					7,250
Discontinued operations					17,574
Gain on real estate dispositions					6,686
Net income					$120,759
Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Capital expenditures:
Triple-net leased properties	$40,701	$457,018
Senior living operations	18,994	282,432
MOB operations	12,413	387,727
Total capital expenditures	$72,108	$1,127,177
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.

Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
United States	$804,201	$756,032
Canada	41,129	44,050
United Kingdom	6,959	5,516
Total revenues	$852,289	$805,598

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Net real estate property:
United States	$18,117,507	$18,271,829
Canada	1,088,335	1,039,561
United Kingdom	302,639	313,830
Total net real estate property	$19,508,481	$19,625,220

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

The following summarizes our condensed consolidating information as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015:

CONDENSED CONSOLIDATING BALANCE SHEET
As of March 31, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,101	$185,178	$20,421,920	$—	$20,609,199
Cash and cash equivalents	7,307	—	44,394	—	51,701
Escrow deposits and restricted cash	7,154	1,336	68,220	—	76,710
Investment in and advances to affiliates	13,001,108	3,545,183	—	(16,546,291)	—
Goodwill	—	—	1,044,983	—	1,044,983
Assets held for sale	—	2,393	51,870	—	54,263
Other assets	16,456	3,313	404,667	—	424,436
Total assets	$13,034,126	$3,737,403	$22,036,054	$(16,546,291)	$22,261,292
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,364,652	$2,883,078	$—	$11,247,730
Intercompany loans	7,375,971	(6,530,481)	(845,490)	—	—
Accrued interest	—	53,064	13,924	—	66,988
Accounts payable and other liabilities	78,125	43,372	616,830	—	738,327
Liabilities held for sale	—	—	12,625	—	12,625
Deferred income taxes	333,354	—	—	—	333,354
Total liabilities	7,787,450	1,930,607	2,680,967	—	12,399,024
Redeemable OP unitholder and noncontrolling interests	—	—	191,739	—	191,739
Total equity	5,246,676	1,806,796	19,163,348	(16,546,291)	9,670,529
Total liabilities and equity	$13,034,126	$3,737,403	$22,036,054	$(16,546,291)	$22,261,292

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,798	$195,015	$20,377,226	$—	$20,578,039
Cash and cash equivalents	11,733	—	41,290	—	53,023
Escrow deposits and restricted cash	7,154	1,644	69,098	—	77,896
Investment in and advances to affiliates	12,989,643	3,545,183	—	(16,534,826)	—
Goodwill	—	—	1,047,497	—	1,047,497
Assets held for sale	—	4,488	88,572	—	93,060
Other assets	17,869	4,182	390,352	—	412,403
Total assets	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,370,670	$2,836,326	$—	$11,206,996
Intercompany loans	7,294,158	(6,571,512)	(722,646)	—	—
Accrued interest	—	64,561	16,303	—	80,864
Accounts payable and other liabilities	68,604	45,226	665,550	—	779,380
Liabilities held for sale	—	44	34,296	—	34,340
Deferred income taxes	338,382	—	—	—	338,382
Total liabilities	7,701,144	1,908,989	2,829,829	—	12,439,962
Redeemable OP unitholder and noncontrolling interests	—	—	196,529	—	196,529
Total equity	5,331,053	1,841,523	18,987,677	(16,534,826)	9,625,427
Total liabilities and equity	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$916	$48,725	$308,982	$—	$358,623
Resident fees and services	—	—	463,976	—	463,976
Medical office building and other services revenue	602	—	6,583	—	7,185
Income from loans and investments	—	—	22,386	—	22,386
Equity earnings in affiliates	108,762	—	(342)	(108,420)	—
Interest and other income	29	—	90	—	119
Total revenues	110,309	48,725	801,675	(108,420)	852,289
Expenses:
Interest	(10,795)	68,579	45,489	—	103,273
Depreciation and amortization	4,932	9,914	221,541	—	236,387
Property-level operating expenses	—	79	356,143	—	356,222
Medical office building services costs	—	—	3,451	—	3,451
General, administrative and professional fees	(15)	4,504	27,237	—	31,726
Loss on extinguishment of debt, net	—	—	314	—	314
Merger-related expenses and deal costs	1,372	—	260	—	1,632
Other	(49)	—	4,217	—	4,168
Total expenses	(4,555)	83,076	658,652	—	737,173
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	114,864	(34,351)	143,023	(108,420)	115,116
Income (loss) from unconsolidated entities	—	103	(301)	—	(198)
Income tax benefit	8,421	—	—	—	8,421
Income (loss) from continuing operations	123,285	(34,248)	142,722	(108,420)	123,339
Discontinued operations	(489)	—	—	—	(489)
Gain on real estate dispositions	26,184	—	—	—	26,184
Net income (loss)	148,980	(34,248)	142,722	(108,420)	149,034
Net income attributable to noncontrolling interest	—	—	54	—	54
Net income (loss) attributable to common stockholders	$148,980	$(34,248)	$142,668	$(108,420)	$148,980

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$916	$49,788	$274,913	$—	$325,617
Resident fees and services	—	—	446,914	—	446,914
Medical office building and other services revenue	—	—	10,543	—	10,543
Income from loans and investments	1,436	51	20,566	—	22,053
Equity earnings in affiliates	129,995	—	(78)	(129,917)	—
Interest and other income	356	5	110	—	471
Total revenues	132,703	49,844	752,968	(129,917)	805,598
Expenses:
Interest	(7,829)	60,623	29,534	—	82,328
Depreciation and amortization	1,342	4,434	210,443	—	216,219
Property-level operating expenses	—	131	340,668	—	340,799
Medical office building services costs	—	—	6,918	—	6,918
General, administrative and professional fees	(2,741)	6,361	30,706	—	34,326
Loss on extinguishment of debt, net	—	—	21	—	21
Merger-related expenses and deal costs	29,793	—	820	—	30,613
Other	647	4	4,223	—	4,874
Total expenses	21,212	71,553	623,333	—	716,098
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	111,491	(21,709)	129,635	(129,917)	89,500
Income (loss) from unconsolidated entities	—	401	(652)	—	(251)
Income tax benefit	7,250	—	—	—	7,250
Income (loss) from continuing operations	118,741	(21,308)	128,983	(129,917)	96,499
Discontinued operations	(4,985)	13,520	9,039	—	17,574
Gain on real estate dispositions	6,686	—	—	—	6,686
Net income (loss)	120,442	(7,788)	138,022	(129,917)	120,759
Net income attributable to noncontrolling interest	—	—	317	—	317
Net income attributable to common stockholders	$120,442	$(7,788)	$137,705	$(129,917)	$120,442

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$148,980	$(34,248)	$142,722	$(108,420)	149,034
Other comprehensive loss:
Foreign currency translation	—	—	(10,668)	—	(10,668)
Change in unrealized gain on marketable securities	181	—	—	—	181
Other	—	—	(1,880)	—	(1,880)
Total other comprehensive income (loss)	181	—	(12,548)	—	(12,367)
Comprehensive income (loss)	149,161	(34,248)	130,174	(108,420)	136,667
Comprehensive income attributable to noncontrolling interest	—	—	54	—	54
Comprehensive income (loss) attributable to common stockholders	$149,161	$(34,248)	$130,120	$(108,420)	$136,613

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$120,442	$(7,788)	$138,022	$(129,917)	$120,759
Other comprehensive income (loss):
Foreign currency translation	—	—	(10,872)	—	(10,872)
Change in unrealized gain on marketable securities	1,349	—	—	—	1,349
Other	—	—	759	—	759
Total other comprehensive income (loss)	1,349	—	(10,113)	—	(8,764)
Comprehensive income (loss)	121,791	(7,788)	127,909	(129,917)	111,995
Comprehensive income attributable to noncontrolling interest	—	—	317	—	317
Comprehensive income (loss) attributable to common stockholders	$121,791	$(7,788)	$127,592	$(129,917)	$111,678

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$22,155	$(34,344)	$285,080	$—	$272,891

Cash flows from investing activities:
Net investment in real estate property	(13,620)	—	—	—	(13,620)
Proceeds from loans receivable	—	—	1,625	—	1,625
Investment in loans receivable and other	—	—	(146,214)	—	(146,214)
Proceeds from real estate disposals	11,091	—	43,120	—	54,211
Capital expenditures	—	—	(23,721)	—	(23,721)
Development project expenditures	—	—	(34,767)	—	(34,767)
Other	—	—	(4,265)	—	(4,265)
Net cash used in investing activities	(2,529)	—	(164,222)	—	(166,751)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(10,000)	147,440	—	137,440
Proceeds from debt	—	—	145	—	145
Repayment of debt	—	—	(151,309)	—	(151,309)
Net change in intercompany debt	81,812	41,031	(122,843)	—	—
Payment of deferred financing costs	—	—	(76)	—	(76)
Issuance of common stock, net	149,631	—	—	—	149,631
Cash distribution (to) from affiliates	(7,440)	3,313	4,127	—	—
Cash distribution to common stockholders	(245,496)	—	—	—	(245,496)
Cash distribution to redeemable OP unitholders	—	—	(2,323)	—	(2,323)
Distributions to noncontrolling interest	—	—	(1,743)	—	(1,743)
Other	6,151	—	—	—	6,151
Net cash (used in) provided by financing activities	(15,342)	34,344	(126,582)	—	(107,580)
Net increase (decrease) in cash and cash equivalents	4,284	—	(5,724)	—	(1,440)
Effect of foreign currency translation on cash and cash equivalents	(8,710)	—	8,828	—	118
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$7,307	$—	$44,394	$—	$51,701

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Three Months Ended March 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(43,636)	$57,112	$330,693	$—	$344,169

Cash flows from investing activities:
Net investment in real estate property	(1,072,539)	—	—	—	(1,072,539)
Proceeds from loans receivable	—	—	92,056	—	92,056
Investment in loans receivable and other	—	—	(39,573)	—	(39,573)
Funds held in escrow for future development expenditures	—	—	4,003	—	4,003
Proceeds from real estate disposals	166,341	—	—	—	166,341
Capital expenditures	—	(6,274)	(14,897)	—	(21,171)
Development capital expenditures	—	—	(33,467)	—	(33,467)
Other	—	—	(4,180)	—	(4,180)
Net cash (used in) provided by investing activities	(906,198)	(6,274)	3,942	—	(908,530)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(319,000)	(133,897)	—	(452,897)
Proceeds from debt	—	896,478	196,355	—	1,092,833
Repayment of debt	—	—	(24,647)	—	(24,647)
Net change in intercompany debt	1,249,176	(608,551)	(640,625)	—	—
Purchase of noncontrolling interest	—	—	(2,660)	—	(2,660)
Payment of deferred financing costs	—	(12,507)	(1,928)	—	(14,435)
Issuance of common stock, net	285,327	—	—	—	285,327
Cash distribution (to) from affiliates	(272,344)	(7,258)	279,602	—	—
Cash distribution to common stockholders	(254,910)	—	—	—	(254,910)
Cash distribution to redeemable OP unitholders	—	—	(2,365)	—	(2,365)
Purchases of redeemable OP units	—	—	(569)	—	(569)
Distributions to noncontrolling interest	—	—	(1,822)	—	(1,822)
Other	5,690	—	—	—	5,690
Net cash provided by (used in) financing activities	1,012,939	(50,838)	(332,556)	—	629,545
Net increase in cash and cash equivalents	63,105	—	2,079	—	65,184
Effect of foreign currency translation on cash and cash equivalents	(10,160)	—	9,853	—	(307)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$77,802	$—	$42,423	$—	$120,225

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

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

•
Risks associated with our senior living operating portfolio, such as factors that can cause volatility in our operating income and earnings generated by those properties, including without limitation national and regional economic conditions, development of new competing properties, costs of food, materials, energy, labor and services, employee benefit costs, insurance costs and professional and general liability claims, and the timely delivery of accurate property-level financial results for those properties;

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
Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”) and Ardent Health Partners, LLC (together with its subsidiaries “Ardent”) are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise and Ardent contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria, Sunrise or Ardent, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had four properties under development, including two properties that are owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois. In August 2015 we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in and own seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2016, we leased a total of 575 properties (excluding MOBs and 34 properties owned through investments in unconsolidated entities, and including one property classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 304 of our seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living, Kindred and Ardent leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 69 properties (excluding one MOB and including one property classified as held for sale) and ten properties, respectively, as of March 31, 2016.
Through our Lillibridge Healthcare Services, Inc. (“Lillibridge”) subsidiary and our ownership interest in PMB Real Estate Services LLC (“PMBRES”), we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and other loans and investments relating to seniors housing and healthcare operators or properties.
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
Operating Highlights and Key Performance Trends
2016 Highlights and Other Recent Developments
Investments and Dispositions

•
During the first quarter of 2016 we made a $140.0 million secured mezzanine loan investment relating to Class A life sciences properties in California and Massachusetts that has an annual interest rate of 9.95%, and we acquired one triple-net leased seniors housing asset for approximately $14.0 million.

•
During the first quarter of 2016, we sold two triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $54.5 million and recognized a gain of $26.2 million. In April 2016, we sold one triple-net leased property for aggregate consideration of $8.0 million and we expect to record a gain of $4.5 million on this transaction during the second quarter.

Capital and Dividends

•	We paid the first quarterly installment of our 2016 dividend of $0.73 per share.

•
During the first quarter of 2016, we issued and sold 2,621,729 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $149.9 million, after sales agent commissions of $2.3 million. Subsequent to March 31, 2016, we issued and sold a total of 641,466 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $39.9 million, after sales agent commissions of $0.6 million.

Portfolio

•
In April 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred Master Leases. Under these lease amendments, annual rent on seven identified LTACs (“7 LTACs”), which is currently approximately $8 million, has been immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases will remain the same as its current level. Separately, Ventas has agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. In April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases.

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

	As of March 31, 2016	As of December 31, 2015
Investment mix by asset type (1):
Seniors housing communities	65.0%	65.2%
MOBs	21.5	21.7
Skilled nursing facilities	1.5	1.6
Specialty hospitals	2.1	2.1
General acute care hospitals	5.9	5.9
Secured loans receivable and investments, net	4.0	3.5
Investment mix by tenant, operator and manager (1):
Atria	22.6%	22.5%
Sunrise	11.7	11.7
Brookdale Senior Living	8.4	8.5
Kindred	2.1	2.1
Ardent	5.3	5.3
All other	49.9	49.9

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2016	2015
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	54.4%	55.5%
Kindred	5.3	5.7
Brookdale Senior Living (2)	4.8	6.1
Ardent (3)	3.1	—
All others	32.4	32.7
Adjusted EBITDA (4):
Senior living operations	31.7%	28.3%
Kindred	8.9	8.5
Brookdale Senior Living (2)	8.0	8.9
Ardent (3)	5.2	—
All others	46.2	54.3
NOI (5):
Senior living operations	30.7%	32.5%
Kindred	9.2	10.1
Brookdale Senior Living (2)	8.3	10.7
Ardent (3)	5.3	—
All others	46.5	46.7
Operations mix by geographic location (6):
California	15.3%	15.5%
New York	8.8	8.9
Texas	6.5	5.7
Illinois	4.8	4.9
Florida	4.5	4.6
All others	60.1	60.4

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
Activity relates to August 2015 acquisition of Ardent Health Services, Inc. and simultaneous separation and sale of the Ardent hospital operating company to a consortium of an entity controlled by Equity Group Investments, Ardent’s management team and us.

(4)
“Adjusted EBITDA” is defined as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, income or loss from noncontrolling interest and unconsolidated entities (excluding cash distributions), merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains/losses on real estate activity, gains/losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and other immaterial or identified items.

(5)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (excluding amounts in discontinued operations).

(6)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding Adjusted EBITDA and NOI and reconciliations to our net income, as computed in accordance with GAAP.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2016, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
Recent Developments Regarding Government Regulation
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from skilled nursing facilities and promote “aging in place” in “the least restrictive environment.” Several states have implemented home and community-based Medicaid waiver programs that increase the support services available to senior citizens in seniors housing, lengthening the time that many seniors can live outside of a skilled nursing facility (“SNF”). These Medicaid waiver programs are subject to re-approval and pilots are time-limited. Roll-back or expiration of these programs could have an adverse effect on the seniors housing market. Recent Medicare pilot programs, such as the Initiative to Reduce Avoidable Hospitalizations among Nursing Facility Residents, permit some SNFs to perform additional services that might reduce hospital admissions, introducing the potential for increased reimbursements, although the benefits of these pilots may be outweighed by larger trends that seek to delay SNF admissions.
The Centers for Medicare and Medicaid Services (“CMS”) is currently in the midst of transitioning Medicare from a traditional fee-for-service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of care management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via Accountable Care Organizations, and Medicare Advantage health plans now provide care for roughly seventeen million Medicare beneficiaries. The continued trend toward capitated, value-based, and bundled payment approaches, including the mandatory Bundled Payment for Care Improvement model, has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies such medical resonance imaging services. The recently-proposed Part B Drug Model makes changes to Medicare’s reimbursement for physician-administered cancer drugs that could adversely impact oncology providers. This could adversely impact the medical properties that house these physicians and medical technology providers. Concurrently, CMS may implement or partially implement Medicare reimbursement policies that could adversely impact freestanding healthcare facilities, such as long term acute care hospitals (“LTACs”), that perform limited hospital functions. These policies include the full implementation of the 25% payment adjustment enacted in 2005 budget legislation but largely deferred by subsequent legislation and regulation, and limits imposed on increasing the number of Medicare beds in LTACs. Other hospital payment policies, including site-neutral payments and the “two midnight” rule, may also adversely impact Medicare reimbursement to certain types of hospitals and freestanding healthcare properties that perform limited hospital services.
On April 18, 2016, CMS issued its proposed rule updating the prospective payment system for LTACs (the “LTAC PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the proposed rule, the LTAC PPS standard federal payment rate would decrease by 6.9% in fiscal year 2017. CMS estimates that net payments to LTACs as a result of the proposed rule will decrease by $355 million in fiscal year 2017. For those LTAC cases that meet certain patient criteria, the payment rate is expected to increase by 0.3%, consisting of a 2.7% market basket increase and 0.25% short stay outlier increase, offset by various adjustments including productivity and high cost outliers. CMS also proposed to re-implement in October 2016 the 25% rule requiring that LTACs receive less than 25% of discharges from a single hospital. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 26, 2016. A final rule is expected to be announced no later than August 1, 2016.
Also on April 18, 2016, CMS issued its proposed rule updating the prospective payment system for inpatient hospitals (the “hospital PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the proposed rule, the hospital PPS would increase by 0.7% in fiscal year 2017 after net adjustments to a 2.8% market basket increase. CMS estimates that net payments to inpatient hospitals as a result of the proposed rule will increase by $539 million in fiscal year 2017. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 26, 2016. A final rule is expected to be announced no later than August 1, 2016.
On April 21, 2016, CMS issued its proposed rule updating the prospective payment system for SNFs (the “SNF PPS”) for the 2017 fiscal year (October 1, 2016 through September 30, 2017). Under the proposed rule, the SNF PPS standard federal payment rate would increase by 2.1% in fiscal year 2017, reflecting a 2.6% increase in the market basket index, less the 0.5% productivity adjustment mandated by the Affordable Care Act. CMS estimates that net payments to SNFs as a result of the proposed rule will increase by approximately $800 million in fiscal year 2017, or 2.1%. This is a proposed rule and is not final. Comments on the proposed rule may be submitted to CMS through June 20, 2016. A final rule is expected to be announced no later than August 1, 2016.
We regularly assess the financial implications of CMS’s rules and other federal legislation on the operators on our specialty hospitals, acute care hospitals and SNFs, but we cannot assure you that current rules or future updates to Medicare reimbursement for those facilities will not materially adversely affect our operators, which, in turn, could have a Material Adverse Effect on us.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests, or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
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
Recently Issued or Adopted Accounting Standards
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest and voting models. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. We identified several entities, already consolidated under the previous standard but not considered VIEs, which under the new standard, are considered VIEs and will continue to be consolidated. We have updated our disclosures to reflect the new VIE determinations.
On January 1, 2016 we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Adoption of this ASU did not have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current U.S. GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate this guidance; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.

Results of Operations
As of March 31, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
The historical results of operations of the CCP properties as well as the related assets and liabilities are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Three Months Ended March 31, 2016 and 2015
The table below shows our results of operations for the three months ended March 31, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$215,686	$189,693	$25,993	13.7%
Senior Living Operations	151,435	148,552	2,883	1.9
MOB Operations	101,980	96,563	5,417	5.6
All Other	23,396	22,602	794	3.5
Total segment NOI	492,497	457,410	35,087	7.7
Interest and other income	119	471	(352)	(74.7)
Interest expense	(103,273)	(82,328)	(20,945)	(25.4)
Depreciation and amortization	(236,387)	(216,219)	(20,168)	(9.3)
General, administrative and professional fees	(31,726)	(34,326)	2,600	7.6
Loss on extinguishment of debt, net	(314)	(21)	(293)	nm
Merger-related expenses and deal costs	(1,632)	(30,613)	28,981	94.7
Other	(4,168)	(4,874)	706	14.5
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	115,116	89,500	25,616	28.6
Loss from unconsolidated entities	(198)	(251)	53	21.1
Income tax benefit	8,421	7,250	1,171	16.2
Income from continuing operations	123,339	96,499	26,840	27.8
Discontinued operations	(489)	17,574	(18,063)	nm
Gain on real estate dispositions	26,184	6,686	19,498	nm
Net income	149,034	120,759	28,275	23.4
Net income attributable to noncontrolling interest	54	317	263	83.0
Net income attributable to common stockholders	$148,980	$120,442	28,538	23.7

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$214,487	$188,557	$25,930	13.8%
Other services revenue	1,199	1,136	63	5.5
Segment NOI	$215,686	$189,693	25,993	13.7

Triple-net leased properties segment NOI increased during the three months ended March 31, 2016 over the prior year primarily due to rent from the properties we acquired in connection with our August 2015 acquisition of Ardent Health Services, Inc., contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by lease termination fees received during the first quarter of 2015.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2016 for the fourth quarter of 2015 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2015 for the fourth quarter of 2014.

	Number of Properties Owned at March 31, 2016 (1)	Average Occupancy For the Three Months Ended December 31, 2015 (1)	Number of Properties Owned at March 31, 2015 (1)	Average Occupancy For the Three Months Ended December 31, 2014 (1)
Seniors housing communities	435	88.3%	450	88.6%
Skilled nursing facilities	53	79.7	279	79.3
Specialty hospitals	46	55.2	47	58.1
General acute care hospitals	9	50.2	—	N/A

(1)
Excludes properties included in discontinued operations during 2015, properties sold or classified as held for sale as of March 31, 2016, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended March 31, 2016 and 2015, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 537 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$180,746	$172,756	$7,990	4.6%
Other services revenue	1,199	1,136	63	5.5
Segment NOI	$181,945	$173,892	8,053	4.6

Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$463,976	$446,914	$17,062	3.8%
Less:
Property-level operating expenses	(312,541)	(298,362)	(14,179)	(4.8)
Segment NOI	$151,435	$148,552	2,883	1.9

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Total communities	304	305	90.4%	91.3%	$5,427	$5,248
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the first quarter of 2016 over the first quarter of 2015 primarily due to the seniors housing communities we acquired after January 1, 2015, including the 2015 acquisition of American Realty Capital Healthcare Trust, Inc (“HCT”), and an increase in average monthly revenue per occupied room (“REVPOR”) during the first quarter of 2016 compared to the first quarter of 2015, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended March 31, 2016 over the same period in 2015 primarily due to the HCT acquisition and an increase in salary and real estate tax expenses.
The following table compares results of operations for our 269 same-store senior living operating communities, unadjusted for foreign currency movements between comparison periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of March 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$424,372	$412,735	$11,637	2.8%
Less:
Property-level operating expenses	(285,156)	(275,883)	(9,273)	(3.4)
Segment NOI	$139,216	$136,852	2,364	1.7

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Same-store communities	269	269	90.4%	91.2%	$5,501	$5,311

Segment NOI—MOB Operations
The following table summarizes results of operations in our MOB operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$144,136	$137,060	$7,076	5.2%
Medical office building services revenue	4,976	8,858	(3,882)	(43.8)
Total revenues	149,112	145,918	3,194	2.2
Less:
Property-level operating expenses	(43,681)	(42,437)	(1,244)	(2.9)
Medical office building services costs	(3,451)	(6,918)	3,467	(50.1)
Segment NOI	$101,980	$96,563	5,417	5.6

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Total MOBs	368	364	91.0%	91.6%	$30	$30
The increase in our MOB operations segment rental income in the first quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs we acquired after January 1, 2015, including the 2015 HCT acquisition; as well as in place lease escalations, partially offset by decreased occupancy rates. The $1.2 million increase in our MOB property-level operating expenses in the first quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs we acquired after January 1, 2015 and increases in real estate tax and repairs and maintenance expenses.
Medical office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the first quarter of 2016 over the same period in 2015.
The following table compares results of operations for our 277 same-store MOBs. With regard to our MOB operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$109,729	$108,492	$1,237	1.1%
Less:
Property-level operating expenses	(35,987)	(35,900)	(87)	(0.2)
Segment NOI	$73,742	$72,592	1,150	1.6

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2016	2015	2016	2015	2016	2015
Same-store MOBs	277	277	90.3%	90.7%	$31	$31

Interest Expense
The $3.6 million decrease in total interest expense, including interest allocated to discontinued operations of $0.0 million and $24.5 million for the three months ended March 31, 2016 and 2015, respectively, is attributed primarily to a $3.0 million reduction in interest expense due to lower debt balances and an additional $1.0 million decrease due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the three months ended March 31, 2016 and 2015.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the real estate acquisitions we made in 2015, including the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by lower impairment charges in 2016.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs related to continuing operations for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $29.0 million decrease during the three months ended March 31, 2016 over the prior year is primarily due to the expenses incurred in the first quarter of 2015 related to the HCT acquisition at closing.
Income Tax Benefit
Income tax benefit related to continuing operations for the three months ended March 31, 2016 and for the three months ended March 31, 2015 were each due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”).
Discontinued Operations
Substantially all of the amounts reported as discontinued operations for the three months ended March 31, 2015 reflect the historical revenues of the CCP properties prior to the CCP Spin-Off, net of depreciation, allocated interest expense and merger-related expenses and deal costs. Discontinued operations for the three months ended March 31, 2016 reflect separation costs relating to the CCP Spin-Off.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended March 31, 2016 and 2015 primarily relates to the sale of four properties and two properties, respectively, none of which were classified as discontinued operations.
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
The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income (determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; and (f) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters.
Our FFO and normalized FFO for the three months ended March 31, 2016 and 2015 are summarized in the following table. The decrease in normalized FFO for the three months ended March 31, 2016 over the same period in 2015 is due primarily to a full quarter of results in 2015 from the properties that were disposed of as part of the CCP Spin-Off, partially offset by 2015 acquisitions and investments, net of related capital costs.

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to common stockholders	$148,980	$120,442
Adjustments:
Real estate depreciation and amortization	234,726	214,429
Real estate depreciation related to noncontrolling interest	(2,075)	(2,052)
Real estate depreciation related to unconsolidated entities	1,989	1,462
Gain on real estate dispositions related to unconsolidated entities	(536)	—
Gain on real estate dispositions	(26,184)	(6,686)
Discontinued operations:
Depreciation on real estate assets	—	31,234
FFO attributable to common stockholders	356,900	358,829
Adjustments:
Change in fair value of financial instruments	(79)	(46)
Non-cash income tax benefit	(9,157)	(7,850)
Loss on extinguishment of debt, net	314	21
Merger-related expenses, deal costs and re-audit costs	3,254	36,002
Amortization of other intangibles	438	591
Normalized FFO attributable to common stockholders	$351,670	$387,547

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure to net income because it provides another manner in which to evaluate our operating performance and serves as another indicator of our ability to service debt. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, income or loss from noncontrolling interest and unconsolidated entities (excluding cash distributions), merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains/losses on real estate activity, gains/losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and other immaterial or identified items. The following table sets forth a reconciliation of net income attributable to common stockholders to Adjusted EBITDA (including amounts in discontinued operations) for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to common stockholders	$148,980	$120,442
Adjustments:
Interest	103,273	106,842
Loss on extinguishment of debt, net	314	21
Taxes (including tax amounts in general, administrative and professional fees)	(8,672)	(7,435)
Depreciation and amortization	236,387	247,453
Non-cash stock-based compensation expense	5,029	6,307
Merger-related expenses, deal costs and re-audit costs	2,219	35,893
Net income attributable to noncontrolling interest	54	365
Loss from unconsolidated entities	198	251
Gain on real estate dispositions	(26,184)	(6,686)
Change in fair value of financial instruments	(79)	(46)
Adjusted EBITDA	$461,519	$503,407

NOI
We also consider NOI an important supplemental measure to net income because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (including amounts in discontinued operations). Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of net income attributable to common stockholders to NOI (including amounts in discontinued operations) for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(In thousands)
Net income attributable to common stockholders	$148,980	$120,442
Adjustments:
Interest and other income	(119)	(472)
Interest	103,273	106,842
Depreciation and amortization	236,387	247,453
General, administrative and professional fees	31,726	34,330
Loss on extinguishment of debt, net	314	21
Merger-related expenses and deal costs	2,121	35,172
Other	4,168	5,439
Net income attributable to noncontrolling interest	54	365
Loss from unconsolidated entities	198	251
Income tax benefit	(8,421)	(7,250)
Gain on real estate dispositions	(26,184)	(6,686)
NOI	492,497	535,907
Discontinued operations	—	(78,497)
NOI (excluding amounts in discontinued operations)	$492,497	$457,410
Liquidity and Capital Resources
As of March 31, 2016, we had a total of $51.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2016, we also had escrow deposits and restricted cash of $76.7 million and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the three months ended March 31, 2016, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of equity securities, proceeds from asset sales and cash on hand.
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

Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of March 31, 2016, and a $200.0 million fully funded term loan and an $800.0 million term loan (with $474.2 million outstanding), each priced at LIBOR plus 1.05% as of March 31, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of March 31, 2016, we had $324.5 million of borrowings outstanding, $14.9 million of letters of credit outstanding and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
Mortgages
During the three months ended March 31, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $143.9 million and a weighted average maturity of 3.1 years and recognized a loss on extinguishment of debt of $0.3 million in connection with these repayments.
Capital Stock
During the three months ended March 31, 2016, we issued and sold 2,621,729 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $149.9 million, after sales agent commissions of $2.3 million. As of March 31, 2016, approximately $638.5 million of our common stock remained available for sale under our ATM equity offering program. Subsequent to March 31, 2016, we issued and sold a total of 641,466 shares of our common stock under our ATM equity offering program for aggregate net proceeds of $39.9 million, after sales agent commissions of $0.6 million.
In March 2016, third party investors redeemed 305,047 Class C Units for 305,047 shares of Ventas common stock, valued at $18.6 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$53,023	$55,348	$(2,325)	(4.2)%
Net cash provided by operating activities	272,891	344,169	(71,278)	(20.7)
Net cash used in investing activities	(166,751)	(908,530)	741,779	81.6
Net cash (used in) provided by financing activities	(107,580)	629,545	(737,125)	nm
Effect of foreign currency translation on cash and cash equivalents	118	(307)	425	nm
Cash and cash equivalents at end of period	$51,701	$120,225	(68,524)	(57.0)

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased during the three months ended March 31, 2016 over the same period in 2015 primarily due to a full quarter of results in 2015 from the properties that were disposed of as part of the CCP Spin-Off and payments received from tenants during the first quarter of 2015, partially offset by 2015 acquisitions and investments, net of related capital costs, and decreased merger-related expenses and deal costs in 2016.
Cash Flows from Investing Activities
Cash used in investing activities decreased $741.8 million during the three months ended March 31, 2016 over the same period in 2015 primarily due to decreased cash paid for investments in real estate ($13.6 million and $1.1 billion in 2016 and 2015, respectively). This decrease was partially offset by an increase in investments in loans receivable and other ($146.2 million and $39.6 million in 2016 and 2015, respectively) and decreases in proceeds from real estate disposals ($54.2 million and $166.3 million in 2016 and 2015, respectively) and proceeds from loans receivable ($1.6 million and $92.1 million in 2016 and 2015, respectively).
Cash Flows from Financing Activities
Cash used in financing activities was $107.6 million during the three months ended March 31, 2016, compared to cash provided by financing activities of $629.5 million during the three months ended March 31, 2015. This difference is primarily due to proceeds from the issuance of debt of $615.3 million, net of debt repayments, used to finance acquisitions during the three months ended March 31, 2015.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2016, we had four properties under development pursuant to these agreements, including two properties that are owned by an unconsolidated real estate entity. Through March 31, 2016, we have funded $18.5 million of our share of estimated total commitment over the projected development period ($68.0 million to $72.2 million) toward these projects. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of March 31, 2016 and December 31, 2015:

	As of March 31, 2016	As of December 31, 2015
	(In thousands)
Gross book value	$9,323,612	$9,088,521
Fair value (1)	9,574,189	9,170,508
Fair value reflecting change in interest rates (1):
-100 basis points	10,069,716	9,674,423
+100 basis points	9,114,635	8,708,963

(1)
The change in fair value of our fixed rate debt from December 31, 2015 to March 31, 2016 was due primarily to our February 2016 $200 million notional amount interest rate swap and changes in the market fair value interest rates related to our senior notes.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2016	As of December 31, 2015	As of March 31, 2015
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,576,219	$7,534,459	$7,728,042
Corporate swap	200,000	—	—
Mortgage loans and other (1)	1,547,393	1,554,062	1,958,754
Variable rate:
Unsecured revolving credit facility	324,488	180,683	451,924
Unsecured term loans	1,374,249	1,568,477	981,655
Mortgage loans and other (1)	287,677	433,339	464,467
Total	$11,310,026	$11,271,020	$11,584,842
Percentage of total debt:
Fixed rate:
Senior notes and other	67.0%	66.9%	66.7%
Corporate swap	1.8	—	—
Mortgage loans and other (1)	13.7	13.8	16.9
Variable rate:
Unsecured revolving credit facility	2.9	1.6	3.9
Unsecured term loans	12.1	13.9	8.5
Mortgage loans and other (1)	2.5	3.8	4.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.5%	3.5%	3.6%
Corporate swap	2.1	—	—
Mortgage loans and other (1)	5.7	5.7	5.8
Variable rate:
Unsecured revolving credit facility	1.7	1.4	1.2
Unsecured term loans	1.4	1.4	1.3
Mortgage loans and other (1)	1.7	2.0	2.2
Total	3.4	3.5	3.6

(1)
Borrowings as of March 31, 2016 exclude $11.1 million of debt related to real estate assets classified as held for sale as of March 31, 2016. Borrowings as of December 31, 2015 exclude $22.9 million of debt related to real estate assets classified as held for sale as of December 31, 2015. Borrowings as of March 31, 2015 exclude $33.4 million of debt related to real estate assets classified as held for sale as of March 31, 2015. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $150.5 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $247.8 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to August 3, 2020, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at March 31, 2016 compared to December 31, 2015 is primarily attributable to the $200 million notional amount interest rate swap that we entered into during the first quarter of 2016 that effectively converts LIBOR-based floating rate debt to fixed rate debt and 2016 mortgage repayments, partially offset by borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2016, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2016, interest expense for 2016 would increase by approximately $19.8 million, or $0.06 per diluted common share.
As of March 31, 2016 and December 31, 2015, our joint venture and operating partners’ aggregate share of total debt was $127.2 million and $132.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $88.3 million and $90.1 million as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.0 billion and $855.7 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2016 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first quarter of 2016 would decrease or increase, as applicable, by approximately $0.01 per share or less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2016, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the first quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in “Note 11—Litigation” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended March 31, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	42,273	$54.38
February 1 through February 29	—	—
March 1 through March 31	32,384	52.98

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
Date: April 29, 2016

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