Form 10-Q
period 2016-06-30
VENTAS INC
filed 2016-07-29
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 27, 2016:
Common Stock, $0.25 par value	351,350,059

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	June 30, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$2,041,880	$2,056,428
Buildings and improvements	20,272,554	20,309,599
Construction in progress	127,647	92,005
Acquired lease intangibles	1,332,173	1,344,422
	23,774,254	23,802,454
Accumulated depreciation and amortization	(4,560,504)	(4,177,234)
Net real estate property	19,213,750	19,625,220
Secured loans receivable and investments, net	1,003,561	857,112
Investments in unconsolidated real estate entities	96,952	95,707
Net real estate investments	20,314,263	20,578,039
Cash and cash equivalents	57,322	53,023
Escrow deposits and restricted cash	65,626	77,896
Goodwill	1,043,479	1,047,497
Assets held for sale	195,271	93,060
Other assets	417,511	412,403
Total assets	$22,093,472	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,901,131	$11,206,996
Accrued interest	80,157	80,864
Accounts payable and other liabilities	735,287	779,380
Liabilities related to assets held for sale	88,967	34,340
Deferred income taxes	320,468	338,382
Total liabilities	12,126,010	12,439,962
Redeemable OP unitholder and noncontrolling interests	217,686	196,529
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 341,055 and 334,386 shares issued at June 30, 2016 and December 31, 2015, respectively	85,246	83,579
Capital in excess of par value	11,961,951	11,602,838
Accumulated other comprehensive loss	(44,195)	(7,565)
Retained earnings (deficit)	(2,313,287)	(2,111,958)
Treasury stock, 0 and 44 shares at June 30, 2016 and December 31, 2015, respectively	—	(2,567)
Total Ventas stockholders’ equity	9,689,715	9,564,327
Noncontrolling interest	60,061	61,100
Total equity	9,749,776	9,625,427
Total liabilities and equity	$22,093,472	$22,261,918
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenues:
Rental income:
Triple-net leased	$210,119	$182,006	$424,606	$370,563
Medical office buildings	144,087	140,472	288,223	277,532
	354,206	322,478	712,829	648,095
Resident fees and services	464,437	454,645	928,413	901,559
Medical office building and other services revenue	5,504	9,408	12,689	19,951
Income from loans and investments	24,146	25,215	46,532	47,268
Interest and other income	111	174	230	645
Total revenues	848,404	811,920	1,700,693	1,617,518
Expenses:
Interest	103,665	83,959	206,938	166,287
Depreciation and amortization	221,961	214,711	458,348	430,930
Property-level operating expenses:
Senior living	307,989	299,252	620,530	597,614
Medical office buildings	43,966	43,410	87,647	85,847
	351,955	342,662	708,177	683,461
Medical office building services costs	1,852	5,764	5,303	12,682
General, administrative and professional fees	32,094	33,959	63,820	68,285
Loss (gain) on extinguishment of debt, net	2,468	(455)	2,782	(434)
Merger-related expenses and deal costs	7,224	12,265	8,856	42,878
Other	2,303	4,279	6,471	9,153
Total expenses	723,522	697,144	1,460,695	1,413,242
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	124,882	114,776	239,998	204,276
Income (loss) from unconsolidated entities	1,418	9	1,220	(242)
Income tax benefit	11,549	9,789	19,970	17,039
Income from continuing operations	137,849	124,574	261,188	221,073
Discontinued operations	(148)	18,243	(637)	35,817
Gain on real estate dispositions	5,739	7,469	31,923	14,155
Net income	143,440	150,286	292,474	271,045
Net income attributable to noncontrolling interest	278	465	332	782
Net income attributable to common stockholders	$143,162	$149,821	$292,142	$270,263
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.39	$0.87	$0.71
Discontinued operations	(0.00)	0.06	(0.00)	0.11
Net income attributable to common stockholders	$0.42	$0.45	$0.87	$0.82
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.40	$0.86	$0.71
Discontinued operations	(0.00)	0.05	(0.00)	0.11
Net income attributable to common stockholders	$0.42	$0.45	$0.86	$0.82
Weighted average shares used in computing earnings per common share:
Basic	338,901	330,715	337,230	327,890
Diluted	342,571	334,026	340,851	331,424
Dividends declared per common share	$0.73	$0.79	$1.46	$1.58
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Net income	$143,440	$150,286	$292,474	$271,045
Other comprehensive (loss) income
Foreign currency translation	(22,715)	14,393	(33,383)	3,521
Change in unrealized gain on marketable securities	69	(6,395)	250	(5,046)
Other	(1,617)	(2,175)	(3,497)	(1,416)
Total other comprehensive (loss) income	(24,263)	5,823	(36,630)	(2,941)
Comprehensive income	119,177	156,109	255,844	268,104
Comprehensive income attributable to noncontrolling interest	278	465	332	782
Comprehensive income attributable to common stockholders	$118,899	$155,644	$255,512	$267,322

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	$74,656	$10,119,306	$13,121	$(1,526,388)	$(511)	$8,680,184	$74,213	$8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interest	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interest	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	83,579	11,602,838	(7,565)	(2,111,958)	(2,567)	9,564,327	61,100	9,625,427
Net income	—	—	—	292,142	—	292,142	332	292,474
Other comprehensive loss	—	—	(36,630)	—	—	(36,630)	—	(36,630)
Impact of CCP Spin-Off	—	399	—	—	—	399	—	399
Net change in noncontrolling interest	—	(1,170)	—	—	—	(1,170)	(1,625)	(2,795)
Dividends to common stockholders—$1.46 per share	—	—	—	(493,471)	—	(493,471)	—	(493,471)
Issuance of common stock	1,529	376,210	—	—	—	377,739	—	377,739
Issuance of common stock for stock plans	31	8,700	—	—	1,951	10,682	—	10,682
Change in redeemable noncontrolling interest	—	(445)	—	—	—	(445)	254	(191)
Adjust redeemable OP unitholder interests to current fair value	—	(47,403)	—	—	—	(47,403)	—	(47,403)
Purchase of OP units	80	21,191	—	—	1,020	22,291	—	22,291
Grant of restricted stock, net of forfeitures	27	1,631	—	—	(404)	1,254	—	1,254
Balance at June 30, 2016	$85,246	$11,961,951	$(44,195)	$(2,313,287)	$—	$9,689,715	$60,061	$9,749,776
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net income	$292,474	$271,045
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	458,348	496,660
Amortization of deferred revenue and lease intangibles, net	(10,090)	(13,630)
Other non-cash amortization	4,687	909
Stock-based compensation	10,037	11,192
Straight-lining of rental income, net	(15,426)	(16,761)
Loss (gain) on extinguishment of debt, net	2,782	(434)
Gain on real estate dispositions (including amounts in discontinued operations)	(31,923)	(14,432)
Gain on real estate loan investments	(33)	—
Gain on sale of marketable debt securities	—	(5,800)
Income tax benefit	(21,443)	(18,240)
(Income) loss from unconsolidated entities	(1,220)	242
Distributions from unconsolidated entities	3,873	14,973
Other	724	3,106
Changes in operating assets and liabilities:
Decrease (increase) in other assets	10,609	(9,711)
(Decrease) increase in accrued interest	(769)	16,108
Decrease in accounts payable and other liabilities	(46,155)	(17,503)
Net cash provided by operating activities	656,475	717,724
Cash flows from investing activities:
Net investment in real estate property	(34,453)	(1,253,910)
Investment in loans receivable and other	(152,450)	(55,659)
Proceeds from real estate disposals	63,561	273,191
Proceeds from loans receivable	7,644	93,275
Proceeds from sale or maturity of marketable securities	—	57,225
Funds held in escrow for future development expenditures	—	4,003
Development project expenditures	(69,679)	(62,630)
Capital expenditures	(46,925)	(43,429)
Other	(4,265)	(8,813)
Net cash used in investing activities	(236,567)	(996,747)
Cash flows from financing activities:
Net change in borrowings under credit facility	24,304	(321,334)
Proceeds from debt	416,217	1,107,971
Repayment of debt	(740,337)	(278,442)
Purchase of noncontrolling interest	(1,604)	(3,816)
Payment of deferred financing costs	(3,844)	(14,608)
Issuance of common stock, net	377,739	352,167
Cash distribution to common stockholders	(493,471)	(516,404)
Cash distribution to redeemable OP unitholders	(4,437)	(4,697)
Purchases of redeemable OP units	—	(33,188)
Contributions from noncontrolling interest	5,680	—
Distributions to noncontrolling interest	(3,582)	(9,467)
Other	7,883	5,928
Net cash (used in) provided by financing activities	(415,452)	284,110
Net increase in cash and cash equivalents	4,456	5,087
Effect of foreign currency translation on cash and cash equivalents	(157)	97
Cash and cash equivalents at beginning of period	53,023	55,348
Cash and cash equivalents at end of period	$57,322	$60,532
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$8,665	$2,563,501
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(6,954)	(8,911)
Other assets acquired	861	16,505
Debt assumed	—	177,857
Other liabilities	2,638	49,788
Deferred income tax liability	(66)	51,620
Redeemable OP unitholder interests assumed	—	87,245
Equity issued	—	2,204,585
Equity issued for purchase of OP and Class C units	20,770	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had five properties under development, including two properties that are owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois. In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2016, we leased a total of 575 properties (excluding MOBs and 34 properties owned through investments in unconsolidated entities, and including 25 properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 304 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated real estate entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of June 30, 2016.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest and voting models. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. We identified several entities already consolidated under the previous standard but not considered VIEs, which under the new standard are considered VIEs and will continue to be consolidated. In general, each of these consolidated VIEs has the following common characteristics:

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
•The minority owners do not have substantive kick-out or participating rights in the VIEs; and
•Ventas (or a subsidiary thereof) is the primary beneficiary of the VIE.

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	June 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$646,407	$199,257	$645,109	$203,235
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	2,288,126	217,027	2,367,296	233,600
Other identified VIEs	1,536,594	379,332	1,582,430	431,582
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of June 30, 2016, third party investors owned 2,779,571 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 28.1% of the total units then outstanding, and we owned 7,123,312 Class B limited partnership units in NHP/PMB, representing the remaining 71.9%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

We own a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidate this entity, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. The limited partnership units (“Class C Units”) may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units. As of June 30, 2016, third party investors owned 361,776 Class C Units, which represented 1.2% of the total units then outstanding, and we owned 29,307,561 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 98.8%.
During the six months ended June 30, 2016, third party investors redeemed 32,747 OP Units and 311,208 Class C Units for 340,845 shares of Ventas common stock, valued at $20.8 million.
As redemption rights are outside of our control, the redeemable OP unitholder interests (OP Units and Class C Units) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of June 30, 2016 and December 31, 2015, the fair value of the redeemable OP unitholder interests was $209.5 million and $188.5 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2016 and December 31, 2015. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
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
Assets Held for Sale and Discontinued Operations
We sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, has been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated. We report discontinued operations when the following criteria are met: (1) a component of an entity or group of components has been disposed of or classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results; or (2) an acquired business is classified as held for sale on the acquisition date. The results of operations for assets meeting the definition of discontinued operations are reflected in our Consolidated Statements of Income as discontinued operations for all periods presented. We allocate estimated interest expense to discontinued operations based on property values and our weighted average interest rate or the property’s actual mortgage interest.
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

Revenue Recognition
Triple-Net Leased Properties and MOB Operations
Certain of our triple-net leases and most of our MOB leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2016 and December 31, 2015, this cumulative excess totaled $233.4 million (net of allowances of $103.1 million) and $219.1 million (net of allowances of $101.4 million), respectively (excluding properties classified as held for sale).
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
Recently Issued or Adopted Accounting Standards
On January 1, 2016, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Adoption of this ASU did not have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we do not expect its adoption will have a significant effect on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB); however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of June 30, 2016, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 23.2%, 11.8%, 8.5%, 1.8% and 5.3%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2016). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.
Seniors housing communities constituted approximately 64.8% of our real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2016), while MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals collectively comprised the remaining 35.2%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2016, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and medical office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended June 30, 2016 and 2015, approximately 4.9% and 5.2%, respectively, of our total revenues and 8.3% and 9.1%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.4% and 5.7%, respectively, of our total revenues and 9.3% and 10.0%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred (“Kindred Master Leases”). For the three months ended June 30, 2016, approximately 3.1% of our total revenues and 5.4% of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Ardent. Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended June 30, 2016 and 2015. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
On April 3, 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred Master Leases. Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases remains the same. Separately, we agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. The 7 LTACs are reported as assets held for sale on our Consolidated Balance Sheets as of June 30, 2016. As a result of this pending disposition, we recognized an impairment of $10.3 million during the six months ended June 30, 2016, which is reported in depreciation and amortization in our Consolidated Statements of Income. In April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases.
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
Senior Living Operations
As of June 30, 2016, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 268 of our 304 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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

NOTE 4—DISPOSITIONS
2016 Activity
During the six months ended June 30, 2016, we sold three triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $63.8 million. We recognized a gain on the sales of these assets of $32.0 million.
2015 Activity
During the six months ended June 30, 2015, we sold 30 triple-net leased properties and 25 MOBs for aggregate consideration of $423.3 million, including $5.5 million of lease termination fees (included within triple-net leased rental income in our Consolidated Statements of Income). For the six months ended June 30, 2015, we recognized a gain on the sales of these assets of $32.6 million (net of taxes), of which $18.1 million was deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain is being recognized into income as principal payments are made on the loan over its five-year term.
Real Estate Impairment
We recognized impairments of $14.5 million and $28.7 million for the six months ended June 30, 2016 and 2015, respectively, which are recorded in depreciation and amortization. Of these impairments, $0 and $13.0 million for the six months ended June 30, 2016 and 2015, respectively, were reported in discontinued operations in our Consolidated Statements of Income.

Discontinued Operations and Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of June 30, 2016 and December 31, 2015, including the amounts reported on our Consolidated Balance Sheets.

	June 30, 2016			December 31, 2015
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	25	$141,084	$76,758	2	$4,488	$44
MOB operations	7	52,369	12,188	8	68,619	24,759
Senior Living Operations*	—	1,818	21	1	19,953	9,537
Total	32	$195,271	$88,967	11	$93,060	$34,340

* As of June 30, 2016 there is one vacant land parcel classified as held for sale.

Set forth below is a summary of our results of operations for properties within discontinued operations for the three and six months ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Rental income	$—	$78,556	$—	$156,207
Income from loans and investments	—	853	—	1,699
Interest and other income	—	62	—	63
	—	79,471	—	157,969
Expenses:
Interest	—	23,742	—	48,256
Depreciation and amortization	—	34,496	—	65,730
General, administrative and professional fees	—	3	—	7
Merger-related expenses and deal costs	147	2,320	636	6,879
Other	—	880	—	1,445
	147	61,441	636	122,317
(Loss) income before real estate dispositions and noncontrolling interest	(147)	18,030	(636)	35,652
(Loss) gain on real estate dispositions	(1)	277	(1)	277
Net (loss) income from discontinued operations	(148)	18,307	(637)	35,929
Net income attributable to noncontrolling interest	—	64	—	112
Net (loss) income from discontinued operations attributable to common stockholders	$(148)	$18,243	$(637)	$35,817

Substantially all of the amounts reported for 2015 as discontinued operations in the table above reflect the historical results of operations of the CCP properties prior to the CCP Spin-Off. All merger-related expenses and deal costs presented above reflect separation costs relating to the CCP Spin-Off.

Transition Services Agreement
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") is $2.5 million for one year. For the three and six months ended June 30, 2016, we recognized income of $0.6 million and $1.2 million, respectively, relating to the Service Fee, which is payable in four quarterly installments. The transition services agreement will terminate on the expiration of the term of the last service provided under the agreement, which will be on or prior to August 31, 2016.

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS
As of June 30, 2016 and December 31, 2015, we had $1.0 billion and $895.0 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of June 30, 2016 and December 31, 2015, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	June 30, 2016
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$939,171	$939,171	$965,807	$—
Government-sponsored pooled loan investments (1)	64,390	62,591	64,390	1,799
Total investments reported as Secured loans receivable and investments, net	1,003,561	1,001,762	1,030,197	1,799

Non-mortgage loans receivable	38,363	38,363	39,750	—
Total investments reported as Other assets	38,363	38,363	39,750	—
Total net loans receivable and investments	$1,041,924	$1,040,125	$1,069,947	$1,799
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

	December 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$793,433	$793,433	$816,849	$—
Government-sponsored pooled loan investments	63,679	62,130	63,679	1,549
Total investments reported as Secured loans receivable and investments, net	857,112	855,563	880,528	1,549

Non-mortgage loans receivable	37,926	37,926	38,806	—
Total investments reported as Other assets	37,926	37,926	38,806	—
Total net loans receivable and investments	$895,038	$893,489	$919,334	$1,549
2016 Activity

In April 2016, we received aggregate proceeds of $5.0 million in final repayment of one secured loans receivable and recognized a $0.1 million gain on the repayment of this loan receivable that is recorded in income from loans and investments in our Consolidated Statements of Income for the three and six months ended June 30, 2016.

In February 2016, we made a $140.0 million secured mezzanine loan investment, at par, relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95% and matures in 2021.

2015 Activity

We issued one non-mortgage loan ($20.0 million) and one secured loan ($78.4 million) to buyers in connection with the sales of certain assets in February and October, respectively. In June 2015, we sold our $71.0 million investment in senior unsecured corporate bonds for $76.8 million. We recognized a gain of $5.8 million that is included within income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2015. This gain includes $5.0 million that was previously unrealized within accumulated other comprehensive income on our Consolidated Balance Sheets as of December 31, 2014.

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
NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2016 and December 31, 2015, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 39 properties, excluding properties in development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.6 million and $1.8 million for the three months ended June 30, 2016 and 2015, respectively, and $3.2 million and $3.7 million for the six months ended June 30, 2016 and 2015, respectively (which is included in medical office building and other services revenue in our Consolidated Statements of Income).
NOTE 7—INTANGIBLES
The following is a summary of our intangibles as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$149,824	6.4	$155,161	7.0
In-place and other lease intangibles	1,182,349	22.4	1,189,261	20.9
Goodwill	1,043,479	N/A	1,047,497	N/A
Other intangibles	35,845	9.6	35,792	8.6
Accumulated amortization	(726,688)	N/A	(655,176)	N/A
Net intangible assets	$1,684,809	20.5	$1,772,535	19.2
Intangible liabilities:
Below market lease intangibles	$247,327	14.3	$256,034	14.2
Other lease intangibles	35,925	31.1	35,925	30.1
Accumulated amortization	(121,655)	N/A	(113,647)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$165,165	15.9	$181,880	15.6

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

NOTE 8—OTHER ASSETS
The following is a summary of our other assets as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$233,388	$219,064
Non-mortgage loans receivable, net	38,363	37,926
Other intangibles, net	10,736	13,224
Investment in unconsolidated operating entities	28,561	28,199
Other	106,463	113,990
Total other assets	$417,511	$412,403

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility (1)	$212,382	$180,683
1.55% Senior Notes due 2016	94,530	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	374,849	468,477
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	309,526	289,038
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	193,454	180,649
3.125% Senior Notes due 2023	400,000	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	193,454	180,649
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other (4)	1,755,953	1,987,401
Total	10,968,271	11,271,020
Deferred financing costs, net	(65,253)	(69,121)
Unamortized fair value adjustment	27,107	33,570
Unamortized discounts	(28,994)	(28,473)
Senior notes payable and other debt	$10,901,131	$11,206,996

(1)	$155.4 million and $9.7 million of aggregate borrowings are denominated in Canadian dollars as of June 30, 2016 and December 31, 2015, respectively.

(2)
These amounts represent in aggregate the $574.8 million of unsecured term loan borrowings under our unsecured credit facility, of which $96.3 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

(4)
2016 and 2015 exclude $77.0 million and $22.9 million, respectively, of mortgage debt related to real estate assets classified as held for sale that is included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

As of June 30, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2016 (2)	$105,496	$—	$14,248	$119,744
2017	681,502	—	25,912	707,414
2018	1,101,879	212,382	20,951	1,335,212
2019	1,708,956	—	14,471	1,723,427
2020	1,416,913	—	11,482	1,428,395
Thereafter (3)	5,526,211	—	127,868	5,654,079
Total maturities	$10,540,957	$212,382	$214,932	$10,968,271

(1)	As of June 30, 2016, we had $57.3 million of unrestricted cash and cash equivalents, for $155.1 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $77.0 million of mortgage debt related to real estate assets classified as held for sale as of June 30, 2016 that are scheduled to mature in 2016 and 2017.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2016, and a $200.0 million fully funded four-year term loan and an $800.0 million five-year term loan (with $374.8 million outstanding), each priced at LIBOR plus 1.05% as of June 30, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2016, we had $212.4 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
As of June 30, 2016, we also had a $900.0 million fully funded term loan due 2020 priced at LIBOR plus 97.5 basis points.
During the six months ended June 30, 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million.
Senior Notes
In May 2016, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.
In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016.
Mortgages
During the six months ended June 30, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $180.5 million with a weighted average maturity of 2.7 years and recognized a loss on extinguishment of debt of $0.3 million in connection with these repayments.

Derivatives and Hedging
In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap.
In July 2016, we entered into $225 million notional forward starting swaps with an effective date of October 6, 2016 that reduce our exposure to fluctuations in interest rates related to changes in rates between now and the forecasted issuance of long-term debt.  The weighted average rate on the notional amount is locked at 1.44%.
NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$57,322	$57,322	$53,023	$53,023
Secured loans receivable, net	939,171	965,807	793,433	816,849
Non-mortgage loans receivable, net	38,363	39,750	37,926	38,806
Government-sponsored pooled loan investments	64,390	64,390	63,679	63,679
Liabilities:
Senior notes payable and other debt, gross	10,968,271	11,440,378	11,271,020	11,384,880
Derivative instruments and other liabilities	5,505	5,505	2,696	2,696
Redeemable OP unitholder interests	209,511	209,511	188,546	188,546
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
Proceedings Arising in Connection with Senior Living and MOB Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and MOB operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or MOB may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this note, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters, if any. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
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
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state, and foreign income taxes for the six months ended June 30, 2016, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended June 30, 2016 and 2015 was a benefit of $11.5 million and $9.8 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2016 and 2015 was a benefit of $20.0 million and $17.0 million, respectively. The income tax benefit for the six months ended June 30, 2016 and 2015 were each due primarily to operating losses at our taxable REIT subsidiaries, however, $5.9 million of the income tax benefit for the six months ended June 30, 2016 is due to the reversal of the net deferred tax liability at one TRS entity.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2019 for the REIT.
Each TRS and foreign entity is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign entities totaled $320.5 million and $338.4 million as of June 30, 2016 and December 31, 2015, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets and to loss carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2012 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2011 and subsequent years. We are subject to audit by the Canada Revenue Agency and provincial authorities with respect to entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2015.

NOTE 13—STOCKHOLDERS’ EQUITY
Capital Stock
During the six months ended June 30, 2016, we issued and sold 6,116,189 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $378.1 million, after sales agent commissions of $5.8 million. As of June 30, 2016, approximately $406.8 million of our common stock remained available for sale under our ATM equity offering program.
During the six months ended June 30, 2016, third party investors redeemed 32,747 OP Units and 311,208 Class C Units for 340,845 shares of Ventas common stock, valued at $20.8 million.
In July 2016, we completed the public offering and sale of 10,260,434 shares of our common stock for $735.8 million in total proceeds, which we intend to use to fund a portion of our pending acquisition of the real estate portfolio of Wexford Science & Technology, LLC (“Wexford”), or for working capital and other general corporate purposes.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Foreign currency translation	$(47,309)	$(13,926)
Unrealized gain on marketable securities	1,799	1,549
Other	1,315	4,812
Total accumulated other comprehensive loss	$(44,195)	$(7,565)
The change in foreign current translation during the six months ended June 30, 2016 was due primarily to the remeasurement of our properties located in the United Kingdom.

NOTE 14—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$143,310	$131,578	$292,779	$234,446
Discontinued operations	(148)	18,243	(637)	35,817
Net income attributable to common stockholders	$143,162	$149,821	$292,142	$270,263
Denominator:
Denominator for basic earnings per share—weighted average shares	338,901	330,715	337,230	327,890
Effect of dilutive securities:
Stock options	630	341	475	436
Restricted stock awards	154	41	153	60
OP units	2,886	2,929	2,993	3,038
Denominator for diluted earnings per share—adjusted weighted average shares	342,571	334,026	340,851	331,424
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.39	$0.87	$0.71
Discontinued operations	(0.00)	0.06	(0.00)	0.11
Net income attributable to common stockholders	$0.42	$0.45	$0.87	$0.82
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.40	$0.86	$0.71
Discontinued operations	(0.00)	0.05	(0.00)	0.11
Net income attributable to common stockholders	$0.42	$0.45	$0.86	$0.82

NOTE 15—SEGMENT INFORMATION
As of June 30, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
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
Summary information by reportable business segment is as follows:
For the three months ended June 30, 2016:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$210,119	$—	$144,087	$—	$354,206
Resident fees and services	—	464,437	—	—	464,437
Medical office building and other services revenue	1,231	—	3,369	904	5,504
Income from loans and investments	—	—	—	24,146	24,146
Interest and other income	—	—	—	111	111
Total revenues	$211,350	$464,437	$147,456	$25,161	$848,404
Total revenues	$211,350	$464,437	$147,456	$25,161	$848,404
Less:
Interest and other income	—	—	—	111	111
Property-level operating expenses	—	307,989	43,966	—	351,955
Medical office building services costs	—	—	1,852	—	1,852
Segment NOI	211,350	156,448	101,638	25,050	494,486
Income from unconsolidated entities	825	336	173	84	1,418
Segment profit	$212,175	$156,784	$101,811	$25,134	495,904
Interest and other income					111
Interest expense					(103,665)
Depreciation and amortization					(221,961)
General, administrative and professional fees					(32,094)
Loss on extinguishment of debt, net					(2,468)
Merger-related expenses and deal costs					(7,224)
Other					(2,303)
Income tax benefit					11,549
Discontinued operations					(148)
Gain on real estate dispositions					5,739
Net income					$143,440

For the three months ended June 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$182,006	$—	$140,472	$—	$322,478
Resident fees and services	—	454,645	—	—	454,645
Medical office building and other services revenue	1,139	—	7,749	520	9,408
Income from loans and investments	—	—	—	25,215	25,215
Interest and other income	—	—	—	174	174
Total revenues	$183,145	$454,645	$148,221	$25,909	$811,920
Total revenues	$183,145	$454,645	$148,221	$25,909	$811,920
Less:
Interest and other income	—	—	—	174	174
Property-level operating expenses	—	299,252	43,410	—	342,662
Medical office building services costs	—	—	5,764	—	5,764
Segment NOI	183,145	155,393	99,047	25,735	463,320
Income (loss) from unconsolidated entities	221	(240)	143	(115)	9
Segment profit	$183,366	$155,153	$99,190	$25,620	463,329
Interest and other income					174
Interest expense					(83,959)
Depreciation and amortization					(214,711)
General, administrative and professional fees					(33,959)
Gain on extinguishment of debt, net					455
Merger-related expenses and deal costs					(12,265)
Other					(4,279)
Income tax benefit					9,789
Discontinued operations					18,243
Gain on real estate dispositions					7,469
Net income					$150,286

For the six months ended June 30, 2016:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$424,606	$—	$288,223	$—	$712,829
Resident fees and services	—	928,413	—	—	928,413
Medical office building and other services revenue	2,430	—	8,345	1,914	12,689
Income from loans and investments	—	—	—	46,532	46,532
Interest and other income	—	—	—	230	230
Total revenues	$427,036	$928,413	$296,568	$48,676	$1,700,693
Total revenues	$427,036	$928,413	$296,568	$48,676	$1,700,693
Less:
Interest and other income	—	—	—	230	230
Property-level operating expenses	—	620,530	87,647	—	708,177
Medical office building services costs	—	—	5,303	—	5,303
Segment NOI	427,036	307,883	203,618	48,446	986,983
Income from unconsolidated entities	154	673	47	346	1,220
Segment profit	$427,190	$308,556	$203,665	$48,792	988,203
Interest and other income					230
Interest expense					(206,938)
Depreciation and amortization					(458,348)
General, administrative and professional fees					(63,820)
Loss on extinguishment of debt, net					(2,782)
Merger-related expenses and deal costs					(8,856)
Other					(6,471)
Income tax benefit					19,970
Discontinued operations					(637)
Gain on real estate dispositions					31,923
Net income					$292,474

For the six months ended June 30, 2015:

	Triple-Net Leased Properties	Senior Living Operations	MOB Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$370,563	$—	$277,532	$—	$648,095
Resident fees and services	—	901,559	—	—	901,559
Medical office building and other services revenue	2,275	—	16,607	1,069	19,951
Income from loans and investments	—	—	—	47,268	47,268
Interest and other income	—	—	—	645	645
Total revenues	$372,838	$901,559	$294,139	$48,982	$1,617,518
Total revenues	$372,838	$901,559	$294,139	$48,982	$1,617,518
Less:
Interest and other income	—	—	—	645	645
Property-level operating expenses	—	597,614	85,847	—	683,461
Medical office building services costs	—	—	12,682	—	12,682
Segment NOI	372,838	303,945	195,610	48,337	920,730
Income (loss) from unconsolidated entities	645	(662)	119	(344)	(242)
Segment profit	$373,483	$303,283	$195,729	$47,993	920,488
Interest and other income					645
Interest expense					(166,287)
Depreciation and amortization					(430,930)
General, administrative and professional fees					(68,285)
Gain on extinguishment of debt, net					434
Merger-related expenses and deal costs					(42,878)
Other					(9,153)
Income tax benefit					17,039
Discontinued operations					35,817
Gain on real estate dispositions					14,155
Net income					$271,045

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Capital expenditures:
Triple-net leased properties	$15,949	$102,971	$56,650	$559,989
Senior living operations	24,808	29,374	43,802	311,806
MOB operations	38,192	100,447	50,605	488,174
Total capital expenditures	$78,949	$232,792	$151,057	$1,359,969

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
United States	$797,394	$761,428	$1,601,595	$1,517,459
Canada	44,045	44,736	85,174	88,786
United Kingdom	6,965	5,756	13,924	11,273
Total revenues	$848,404	$811,920	$1,700,693	$1,617,518

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Net real estate property:
United States	$17,848,183	$18,271,829
Canada	1,088,065	1,039,561
United Kingdom	277,502	313,830
Total net real estate property	$19,213,750	$19,625,220

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

The following summarizes our condensed consolidating information as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015:

CONDENSED CONSOLIDATING BALANCE SHEET
As of June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,064	$180,747	$20,131,452	$—	$20,314,263
Cash and cash equivalents	12,997	—	44,325	—	57,322
Escrow deposits and restricted cash	198	1,386	64,042	—	65,626
Investment in and advances to affiliates	12,990,733	3,545,183	—	(16,535,916)	—
Goodwill	—	—	1,043,479	—	1,043,479
Assets held for sale	4	1,619	193,648	—	195,271
Other assets	17,436	2,752	397,323	—	417,511
Total assets	$13,023,432	$3,731,687	$21,874,269	$(16,535,916)	$22,093,472
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,103,863	$2,797,268	$—	$10,901,131
Intercompany loans	7,422,323	(6,262,696)	(1,159,627)	—	—
Accrued interest	—	63,836	16,321	—	80,157
Accounts payable and other liabilities	87,236	43,320	604,731	—	735,287
Liabilities held for sale	—	1,559	87,408	—	88,967
Deferred income taxes	320,468	—	—	—	320,468
Total liabilities	7,830,027	1,949,882	2,346,101	—	12,126,010
Redeemable OP unitholder and noncontrolling interests	—	—	217,686	—	217,686
Total equity	5,193,405	1,781,805	19,310,482	(16,535,916)	9,749,776
Total liabilities and equity	$13,023,432	$3,731,687	$21,874,269	$(16,535,916)	$22,093,472

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,798	$195,015	$20,377,226	$—	$20,578,039
Cash and cash equivalents	11,733	—	41,290	—	53,023
Escrow deposits and restricted cash	7,154	1,644	69,098	—	77,896
Investment in and advances to affiliates	12,989,643	3,545,183	—	(16,534,826)	—
Goodwill	—	—	1,047,497	—	1,047,497
Assets held for sale	—	4,488	88,572	—	93,060
Other assets	17,869	4,182	390,352	—	412,403
Total assets	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,370,670	$2,836,326	$—	$11,206,996
Intercompany loans	7,294,158	(6,571,512)	(722,646)	—	—
Accrued interest	—	64,561	16,303	—	80,864
Accounts payable and other liabilities	68,604	45,226	665,550	—	779,380
Liabilities held for sale	—	44	34,296	—	34,340
Deferred income taxes	338,382	—	—	—	338,382
Total liabilities	7,701,144	1,908,989	2,829,829	—	12,439,962
Redeemable OP unitholder and noncontrolling interests	—	—	196,529	—	196,529
Total equity	5,331,053	1,841,523	18,987,677	(16,534,826)	9,625,427
Total liabilities and equity	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$583	$49,418	$304,205	$—	$354,206
Resident fees and services	—	—	464,437	—	464,437
Medical office building and other services revenue	602	—	4,902	—	5,504
Income from loans and investments	—	—	24,146	—	24,146
Equity earnings in affiliates	124,028	—	(288)	(123,740)	—
Interest and other income	41	—	70	—	111
Total revenues	125,254	49,418	797,472	(123,740)	848,404
Expenses:
Interest	(11,094)	69,011	45,748	—	103,665
Depreciation and amortization	1,203	2,867	217,891	—	221,961
Property-level operating expenses	—	77	351,878	—	351,955
Medical office building services costs	—	—	1,852	—	1,852
General, administrative and professional fees	2,246	4,213	25,635	—	32,094
Loss (gain) on extinguishment of debt, net	58	2,432	(22)	—	2,468
Merger-related expenses and deal costs	6,743	—	481	—	7,224
Other	76	4	2,223	—	2,303
Total expenses	(768)	78,604	645,686	—	723,522
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	126,022	(29,186)	151,786	(123,740)	124,882
Income from unconsolidated entities	—	344	1,074	—	1,418
Income tax benefit	11,549	—	—	—	11,549
Income (loss) from continuing operations	137,571	(28,842)	152,860	(123,740)	137,849
Discontinued operations	(148)	—	—	—	(148)
Gain on real estate dispositions	5,739	—	—	—	5,739
Net income (loss)	143,162	(28,842)	152,860	(123,740)	143,440
Net income attributable to noncontrolling interest	—	—	278	—	278
Net income (loss) attributable to common stockholders	$143,162	$(28,842)	$152,582	$(123,740)	$143,162

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$914	$49,620	$271,944	$—	$322,478
Resident fees and services	—	—	454,645	—	454,645
Medical office building and other services revenue	—	—	9,408	—	9,408
Income from loans and investments	7,169	252	17,794	—	25,215
Equity earnings in affiliates	131,120	—	(62)	(131,058)	—
Interest and other income	20	—	154	—	174
Total revenues	139,223	49,872	753,883	(131,058)	811,920
Expenses:
Interest	(8,932)	61,572	31,319	—	83,959
Depreciation and amortization	1,357	3,505	209,849	—	214,711
Property-level operating expenses	—	73	342,589	—	342,662
Medical office building services costs	—	—	5,764	—	5,764
General, administrative and professional fees	2,822	5,054	26,083	—	33,959
Gain on extinguishment of debt, net	—	—	(455)	—	(455)
Merger-related expenses and deal costs	9,506	75	2,684	—	12,265
Other	(465)	40	4,704	—	4,279
Total expenses	4,288	70,319	622,537	—	697,144
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	134,935	(20,447)	131,346	(131,058)	114,776
Income (loss) from unconsolidated entities	—	359	(350)	—	9
Income tax benefit	9,789	—	—	—	9,789
Income (loss) from continuing operations	144,724	(20,088)	130,996	(131,058)	124,574
Discontinued operations	(2,372)	13,857	6,758	—	18,243
Gain on real estate dispositions	7,469	—	—	—	7,469
Net income (loss)	149,821	(6,231)	137,754	(131,058)	150,286
Net income attributable to noncontrolling interest	—	—	465	—	465
Net income (loss) attributable to common stockholders	$149,821	$(6,231)	$137,289	$(131,058)	$149,821

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,499	$98,143	$613,187	$—	$712,829
Resident fees and services	—	—	928,413	—	928,413
Medical office building and other services revenue	1,204	—	11,485	—	12,689
Income from loans and investments	—	—	46,532	—	46,532
Equity earnings in affiliates	232,790	—	(631)	(232,159)	—
Interest and other income	70	—	160	—	230
Total revenues	235,563	98,143	1,599,146	(232,159)	1,700,693
Expenses:
Interest	(21,889)	137,590	91,237	—	206,938
Depreciation and amortization	6,135	12,781	439,432	—	458,348
Property-level operating expenses	—	156	708,021	—	708,177
Medical office building services costs	—	—	5,303	—	5,303
General, administrative and professional fees	2,231	8,717	52,872	—	63,820
Loss on extinguishment of debt, net	58	2,432	292	—	2,782
Merger-related expenses and deal costs	8,115	—	741	—	8,856
Other	27	4	6,440	—	6,471
Total expenses	(5,323)	161,680	1,304,338	—	1,460,695
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	240,886	(63,537)	294,808	(232,159)	239,998
Income from unconsolidated entities	—	447	773	—	1,220
Income tax benefit	19,970	—	—	—	19,970
Income (loss) from continuing operations	260,856	(63,090)	295,581	(232,159)	261,188
Discontinued operations	(637)	—	—	—	(637)
Gain on real estate dispositions	31,923	—	—	—	31,923
Net income (loss)	292,142	(63,090)	295,581	(232,159)	292,474
Net income attributable to noncontrolling interest	—	—	332	—	332
Net income (loss) attributable to common stockholders	$292,142	$(63,090)	$295,249	$(232,159)	$292,142

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$1,831	$99,408	$546,856	$—	$648,095
Resident fees and services	—	—	901,559	—	901,559
Medical office building and other services revenue	—	—	19,951	—	19,951
Income from loans and investments	8,605	303	38,360	—	47,268
Equity earnings in affiliates	261,115	—	(140)	(260,975)	—
Interest and other income	376	—	269	—	645
Total revenues	271,927	99,711	1,506,855	(260,975)	1,617,518
Expenses:
Interest	(16,760)	122,195	60,852	—	166,287
Depreciation and amortization	2,700	7,939	420,291	—	430,930
Property-level operating expenses	—	204	683,257	—	683,461
Medical office building services costs	—	—	12,682	—	12,682
General, administrative and professional fees	80	11,415	56,790	—	68,285
Gain on extinguishment of debt, net	—	—	(434)	—	(434)
Merger-related expenses and deal costs	39,299	75	3,504	—	42,878
Other	182	45	8,926	—	9,153
Total expenses	25,501	141,873	1,245,868	—	1,413,242
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	246,426	(42,162)	260,987	(260,975)	204,276
Income (loss) from unconsolidated entities	—	760	(1,002)	—	(242)
Income tax benefit	17,039	—	—	—	17,039
Income (loss) from continuing operations	263,465	(41,402)	259,985	(260,975)	221,073
Discontinued operations	(7,357)	27,377	15,797	—	35,817
Gain on real estate dispositions	14,155	—	—	—	14,155
Net income (loss)	270,263	(14,025)	275,782	(260,975)	271,045
Net income attributable to noncontrolling interest	—	—	782	—	782
Net income (loss) attributable to common stockholders	$270,263	$(14,025)	$275,000	$(260,975)	$270,263

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$143,162	$(28,842)	$152,860	$(123,740)	143,440
Other comprehensive income (loss):
Foreign currency translation	—	—	(22,715)	—	(22,715)
Change in unrealized gain on marketable securities	69	—	—	—	69
Other	—	—	(1,617)	—	(1,617)
Total other comprehensive income (loss)	69	—	(24,332)	—	(24,263)
Comprehensive income (loss)	143,231	(28,842)	128,528	(123,740)	119,177
Comprehensive income attributable to noncontrolling interest	—	—	278	—	278
Comprehensive income (loss) attributable to common stockholders	$143,231	$(28,842)	$128,250	$(123,740)	$118,899

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$149,821	$(6,231)	$137,754	$(131,058)	$150,286
Other comprehensive (loss) income:
Foreign currency translation	—	—	14,393	—	14,393
Change in unrealized gain on marketable securities	(6,395)	—	—	—	(6,395)
Other	—	—	(2,175)	—	(2,175)
Total other comprehensive (loss) income	(6,395)	—	12,218	—	5,823
Comprehensive income (loss)	143,426	(6,231)	149,972	(131,058)	156,109
Comprehensive income attributable to noncontrolling interest	—	—	465	—	465
Comprehensive income (loss) attributable to common stockholders	$143,426	$(6,231)	$149,507	$(131,058)	$155,644

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$292,142	$(63,090)	$295,581	$(232,159)	292,474
Other comprehensive income (loss):
Foreign currency translation	—	—	(33,383)	—	(33,383)
Change in unrealized gain on marketable securities	250	—	—	—	250
Other	—	—	(3,497)	—	(3,497)
Total other comprehensive income (loss)	250	—	(36,880)	—	(36,630)
Comprehensive income (loss)	292,392	(63,090)	258,701	(232,159)	255,844
Comprehensive income attributable to noncontrolling interest	—	—	332	—	332
Comprehensive income (loss) attributable to common stockholders	$292,392	$(63,090)	$258,369	$(232,159)	$255,512

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$270,263	$(14,025)	$275,782	$(260,975)	271,045
Other comprehensive (loss) income:
Foreign currency translation	—	—	3,521	—	3,521
Change in unrealized gain on marketable securities	(5,046)	—	—	—	(5,046)
Other	—	—	(1,416)	—	(1,416)
Total other comprehensive (loss) income	(5,046)	—	2,105	—	(2,941)
Comprehensive income (loss)	265,217	(14,025)	277,887	(260,975)	268,104
Comprehensive income attributable to noncontrolling interest	—	—	782	—	782
Comprehensive income (loss) attributable to common stockholders	$265,217	$(14,025)	$277,105	$(260,975)	$267,322

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$36,414	$(45,318)	$665,379	$—	$656,475

Cash flows from investing activities:
Net investment in real estate property	(34,453)	—	—	—	(34,453)
Proceeds from loans receivable	—	—	7,644	—	7,644
Investment in loans receivable and other	—	—	(152,450)	—	(152,450)
Proceeds from real estate disposals	20,441	—	43,120	—	63,561
Capital expenditures	—	(18)	(46,907)	—	(46,925)
Development project expenditures	—	—	(69,679)	—	(69,679)
Other	—	—	(4,265)	—	(4,265)
Net cash used in investing activities	(14,012)	(18)	(222,537)	—	(236,567)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(114,000)	138,304	—	24,304
Proceeds from debt	—	400,000	16,217	—	416,217
Repayment of debt	—	(555,470)	(184,867)	—	(740,337)
Purchase of noncontrolling interest	—	—	(1,604)	—	(1,604)
Net change in intercompany debt	128,165	308,816	(436,981)	—	—
Payment of deferred financing costs	—	(3,422)	(422)	—	(3,844)
Issuance of common stock, net	377,739	—	—	—	377,739
Cash distribution (to) from affiliates	(8,101)	9,412	(1,311)	—	—
Cash distribution to common stockholders	(493,471)	—	—	—	(493,471)
Cash distribution to redeemable OP unitholders	—	—	(4,437)	—	(4,437)
Contributions from noncontrolling interest	—	—	5,680	—	5,680
Distributions to noncontrolling interest	—	—	(3,582)	—	(3,582)
Other	7,883	—	—	—	7,883
Net cash provided by (used in) financing activities	12,215	45,336	(473,003)	—	(415,452)
Net increase (decrease) in cash and cash equivalents	34,617	—	(30,161)	—	4,456
Effect of foreign currency translation on cash and cash equivalents	(33,353)	—	33,196	—	(157)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$12,997	$—	$44,325	$—	$57,322

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Six Months Ended June 30, 2015

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(42,987)	$65,028	$695,683	$—	$717,724

Cash flows from investing activities:
Net investment in real estate property	(1,253,910)	—	—	—	(1,253,910)
Proceeds from loans receivable	—	—	93,275	—	93,275
Investment in loans receivable and other	—	—	(55,659)	—	(55,659)
Funds held in escrow for future development expenditures	—	—	4,003	—	4,003
Proceeds from real estate disposals	273,191	—	—	—	273,191
Proceeds from sale or maturity of marketable securities	57,225	—	—	—	57,225
Capital expenditures	—	(10,153)	(33,276)	—	(43,429)
Development capital expenditures	—	—	(62,630)	—	(62,630)
Other	—	—	(8,813)	—	(8,813)
Net cash used in investing activities	(923,494)	(10,153)	(63,100)	—	(996,747)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	45,000	(228,000)	(138,334)	—	(321,334)
Proceeds from debt	—	896,478	211,493	—	1,107,971
Repayment of debt	—	—	(278,442)	—	(278,442)
Net change in intercompany debt	1,295,130	(711,399)	(583,731)	—	—
Purchase of noncontrolling interest	—	—	(3,816)	—	(3,816)
Payment of deferred financing costs	—	(12,755)	(1,853)	—	(14,608)
Issuance of common stock, net	352,167	—	—	—	352,167
Cash distribution (to) from affiliates	(233,483)	801	232,682	—	—
Cash distribution to common stockholders	(516,404)	—	—	—	(516,404)
Cash distribution to redeemable OP unitholders	—	—	(4,697)	—	(4,697)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(9,467)	—	(9,467)
Other	5,928	—	—	—	5,928
Net cash provided by (used in) financing activities	948,338	(54,875)	(609,353)	—	284,110
Net (decrease) increase in cash and cash equivalents	(18,143)	—	23,230	—	5,087
Effect of foreign currency translation on cash and cash equivalents	5,004	—	(4,907)	—	97
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$11,718	$—	$48,814	$—	$60,532

(1)	Certain of Ventas Realty’s outstanding senior notes were issued jointly with our 100% owned subsidiary, Ventas Capital Corporation, which has no assets or operations.

NOTE 17—PENDING ACQUISITION
On July 5, 2016, we announced that we had entered into a purchase agreement to acquire substantially all of the university affiliated life science and medical real estate assets of Wexford from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) for $1.5 billion in cash. The acquisition will add to our portfolio 23 operating properties, two development assets and nine future development sites. The properties that we acquire will continue to be managed by Wexford, which will remain a separate management company owned and operated by the existing Wexford management team. We will have exclusive rights to fund and own future life science projects developed by Wexford. The agreements are all subject to the satisfaction of customary closing conditions. We expect the acquisition of the real estate portfolio of Wexford to be completed in the fourth quarter of 2016, but there can be no assurance as to whether, when or on what terms the acquisition will be completed.

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had five properties under development, including two properties that are owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois. In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2016, we leased a total of 575 properties (excluding MOBs and 34 properties owned through investments in unconsolidated entities, and including 25 properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 304 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living, Kindred and Ardent leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of June 30, 2016.
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

Operating Highlights and Key Performance Trends
2016 Highlights and Other Recent Developments
Investments and Dispositions

•
During the six months ended June 30, 2016 we made a $140.0 million secured mezzanine loan investment relating to Class A life sciences properties in California and Massachusetts that has an annual interest rate of 9.95%, and we acquired two MOBs and one triple-net leased seniors housing asset for approximately $42.0 million.

•
During the six months ended June 30, 2016, we sold three triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $63.8 million. We recognized a gain on the sales of these assets of $32.0 million.

•
On July 5, 2016, we announced that we had entered into a purchase agreement to acquire substantially all of the university affiliated life science and medical real estate assets of Wexford Science & Technology, LLC (“Wexford”) from Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, "Blackstone") for $1.5 billion in cash. The acquisition, if and when consummated, will add to our portfolio 23 operating properties, two development assets and nine future development sites.

Liquidity, Capital and Dividends

•	We paid the first two quarterly installments of our 2016 dividend of $0.73 per share.

•
During the six months ended June 30, 2016, we issued and sold 6,116,189 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $378.1 million, after sales agent commissions of $5.8 million. As of June 30, 2016, approximately $406.8 million of our common stock remained available for sale under our ATM equity offering program.

•	During the six months ended June 30, 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand.

•
In May 2016, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.

•
In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016.

•
In July 2016, we completed the public offering and sale of 10,260,434 shares of our common stock for $735.8 million in total proceeds, which we intend to use to fund a portion of our pending acquisition of the real estate portfolio of Wexford, or for working capital and other general corporate purposes.

Portfolio

•
In April 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to our lease agreements with Kindred (“Kindred Master Leases”). Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases remains the same. Separately, we agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. In April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases.

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

	As of June 30, 2016	As of December 31, 2015
Investment mix by asset type (1):
Seniors housing communities	64.8%	65.2%
MOBs	21.7	21.7
Skilled nursing facilities	1.7	1.6
Specialty hospitals	1.9	2.1
General acute care hospitals	5.9	5.9
Secured loans receivable and investments, net	4.0	3.5
Investment mix by tenant, operator and manager (1):
Atria	23.2%	22.5%
Sunrise	11.8	11.7
Brookdale Senior Living	8.5	8.5
Kindred	1.8	2.1
Ardent	5.3	5.3
All other	49.4	49.9

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	54.7%	56.0%	54.6%	55.7%
Kindred	5.4	5.7	5.4	5.7
Brookdale Senior Living (2)	4.9	5.2	4.8	5.6
Ardent (3)	3.1	—	3.1	—
All others	31.9	33.1	32.1	33.0
Adjusted EBITDA (4):
Senior living operations	32.6%	29.3%	32.1%	28.8%
Kindred	9.0	8.6	9.0	8.5
Brookdale Senior Living (2)	8.1	7.7	8.1	8.3
Ardent (3)	5.2	—	5.2	—
All others	45.1	54.4	45.6	54.4
NOI (5):
Senior living operations	31.6%	33.5%	31.1%	33.0%
Kindred	9.3	10.0	9.2	10.0
Brookdale Senior Living (2)	8.3	9.1	8.3	9.9
Ardent (3)	5.4	—	5.4	—
All others	45.4	47.4	46.0	47.1
Operations mix by geographic location (6):
California	15.5%	15.5%	15.4%	15.5%
New York	8.9	8.8	8.9	8.9
Texas	6.4	5.6	6.4	5.7
Illinois	4.9	4.9	4.8	4.9
Florida	4.5	4.7	4.5	4.6
All others	59.8	60.5	60.0	60.4

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
Activity relates to August 2015 acquisition of Ardent Health Services, Inc. and simultaneous separation and sale of the Ardent hospital operating company to a consortium of an entity controlled by Equity Group Investments, Ardent’s management team and us.

(4)
“Adjusted EBITDA” is defined as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, income or loss from noncontrolling interest and unconsolidated entities (excluding cash distributions), merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and other immaterial or identified items.

(5)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and medical office building services costs (excluding amounts in discontinued operations).

(6)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding Adjusted EBITDA and NOI and reconciliations to our net income attributable to common stockholders, as computed in accordance with GAAP.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three and six months ended June 30, 2016, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
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
Recently Issued or Adopted Accounting Standards
On January 1, 2016, we adopted Accounting Standards Update (“ASU”) 2015-02, Amendments to the Consolidation Analysis (“ASU 2015-02”), which makes certain changes to both the variable interest and voting models. The adoption of ASU 2015-02 did not result in any changes to our conclusions regarding the consolidation of investments under the new standard. We identified several entities already consolidated under the previous standard but not considered VIEs, which under the new standard are considered VIEs and will continue to be consolidated. We have updated our disclosures to reflect the new VIE determinations.
On January 1, 2016, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (“ASU 2015-16”) to simplify the accounting for business combinations, specifically as it relates to measurement-period adjustments. Acquiring entities in a business combination must recognize measurement-period adjustments in the reporting period in which the adjustment amounts are determined. Also, ASU 2015-16 requires entities to present separately on the face of the income statement (or disclose in the notes to the financial statements) the portion of the amount recorded in the current period earnings, by line item, that would have been recorded in previous reporting periods if the adjustment to the provisional amounts had been recognized as of the acquisition date. Adoption of this ASU did not have a significant impact on our consolidated financial statements.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”) which provides for an impairment model that is based on expected losses rather than incurred losses. Under ASU 2016-13, an entity recognizes as an allowance its estimate of expected credit losses. ASU 2016-13 is effective for the Company beginning January 1, 2020 and we do not expect its adoption will have a significant effect on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09 which is now effective for us beginning January 1, 2018. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the

FASB); however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which are specifically excluded from ASU 2014-09.
Results of Operations
As of June 30, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and MOB operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our MOB operations segment, we primarily acquire, own, develop, lease and manage MOBs throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Three Months Ended June 30, 2016 and 2015
The table below shows our results of operations for the three months ended June 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$211,350	$183,145	$28,205	15.4%
Senior Living Operations	156,448	155,393	1,055	0.7
MOB Operations	101,638	99,047	2,591	2.6
All Other	25,050	25,735	(685)	(2.7)
Total segment NOI	494,486	463,320	31,166	6.7
Interest and other income	111	174	(63)	(36.2)
Interest expense	(103,665)	(83,959)	(19,706)	(23.5)
Depreciation and amortization	(221,961)	(214,711)	(7,250)	(3.4)
General, administrative and professional fees	(32,094)	(33,959)	1,865	5.5
(Loss) gain on extinguishment of debt, net	(2,468)	455	(2,923)	nm
Merger-related expenses and deal costs	(7,224)	(12,265)	5,041	41.1
Other	(2,303)	(4,279)	1,976	46.2
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	124,882	114,776	10,106	8.8
Income from unconsolidated entities	1,418	9	1,409	nm
Income tax benefit	11,549	9,789	1,760	18.0
Income from continuing operations	137,849	124,574	13,275	10.7
Discontinued operations	(148)	18,243	(18,391)	nm
Gain on real estate dispositions	5,739	7,469	(1,730)	(23.2)
Net income	143,440	150,286	(6,846)	(4.6)
Net income attributable to noncontrolling interest	278	465	187	40.2
Net income attributable to common stockholders	$143,162	$149,821	(6,659)	(4.4)

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$210,119	$182,006	$28,113	15.4%
Other services revenue	1,231	1,139	92	8.1
Segment NOI	$211,350	$183,145	28,205	15.4

Triple-net leased properties segment NOI increased during the three months ended June 30, 2016 over the prior year primarily due to rent from the properties we acquired in connection with our August 2015 acquisition of Ardent Health Services, Inc., contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by properties sold after April 1, 2015.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2016 for the first quarter of 2016 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2015 for the first quarter of 2015.

	Number of Properties Owned at June 30, 2016 (1)	Average Occupancy For the Three Months Ended March 31, 2016 (1)	Number of Properties Owned at June 30, 2015 (1)	Average Occupancy For the Three Months Ended March 31, 2015 (1)
Seniors housing communities	434	88.1%	425	88.3%
Skilled nursing facilities	53	80.0	52	82.8
Specialty hospitals	39	61.7	38	62.5

(1)
Excludes properties included in discontinued operations during 2015, properties sold or classified as held for sale as of June 30, 2016, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2016 and 2015, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 532 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$179,223	$174,503	$4,720	2.7%
Other services revenue	1,231	1,139	92	8.1
Segment NOI	$180,454	$175,642	4,812	2.7
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$464,437	$454,645	$9,792	2.2%
Less:
Property-level operating expenses	(307,989)	(299,252)	(8,737)	(2.9)
Segment NOI	$156,448	$155,393	1,055	0.7

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Total communities	304	305	90.1%	91.0%	$5,460	$5,272
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the second quarter of 2016 over the second quarter of 2015 primarily due to an increase in average monthly revenue per occupied room (“REVPOR”) during the second quarter of 2016 compared to the same period in 2015, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended June 30, 2016 over the same period in 2015 primarily due to an increase in salary, wages and benefits.
The following table compares results of operations for our 301 same-store senior living operating communities, unadjusted for foreign currency movements between comparison periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$460,054	$447,832	$12,222	2.7%
Less:
Property-level operating expenses	(304,547)	(294,968)	(9,579)	(3.2)
Segment NOI	$155,507	$152,864	2,643	1.7

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Same-store communities	301	301	90.2%	90.9%	$5,463	$5,285

Segment NOI—MOB Operations
The following table summarizes results of operations in our MOB operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$144,087	$140,472	$3,615	2.6%
Medical office building services revenue	3,369	7,749	(4,380)	(56.5)
Total revenues	147,456	148,221	(765)	(0.5)
Less:
Property-level operating expenses	(43,966)	(43,410)	(556)	(1.3)
Medical office building services costs	(1,852)	(5,764)	3,912	(67.9)
Segment NOI	$101,638	$99,047	2,591	2.6

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Total MOBs	370	362	90.7%	91.8%	$30	$30
The increase in our MOB operations segment rental income in the second quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs we acquired after April 1, 2015, as well as in place lease escalations, partially offset by decreased occupancy rates. The increase in our MOB property-level operating expenses in the second quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs we acquired after April 1, 2015 and increases in real estate taxes and repairs and maintenance expenses.
Medical office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the second quarter of 2016 over the same period in 2015.
The following table compares results of operations for our 352 same-store MOBs. With regard to our MOB operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$136,294	$136,824	$(530)	(0.4)%
Less:
Property-level operating expenses	(41,140)	(41,626)	486	1.2
Segment NOI	$95,154	$95,198	(44)	(0.0)

	Number of Properties at		Occupancy at		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Same-store MOBs	352	352	91.5%	92.2%	$30	$30

Interest Expense
The $4.0 million decrease in total interest expense, including interest allocated to discontinued operations of $0 and $23.7 million for the three months ended June 30, 2016 and 2015, respectively, is attributed primarily to a $2.6 million reduction in interest expense due to lower debt balances and a $1.4 million decrease due to lower effective interest rates. Our effective interest rate was 3.6% and 3.7% for the three months ended June 30, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the three months ended June 30, 2016 compared to the same period in 2015 primarily due to the real estate acquisitions we made in 2015, including the August 2015 acquisition of Ardent Health Services, Inc., and higher impairment charges in the second quarter of 2016.
(Loss) Gain on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the three months ended June 30, 2016 was due primarily to our June 2016 redemption of $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 and term loan repayments. No similar activity occurred during the three months ended June 30, 2015.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs related to continuing operations for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $5.0 million decrease during the three months ended June 30, 2016 over the prior year is primarily due to the expenses incurred in the second quarter of 2015 related to 2015 acquisitions.
Income from Unconsolidated Entities
Income from unconsolidated entities for the three months ended June 30, 2016 was due primarily to our 9.9% ownership interest in Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”), as a result of the August 2015 acquisition of Ardent Health Services, Inc., and results related to our 34% interest in Atria.
Income Tax Benefit
Income tax benefit related to continuing operations for the three months ended June 30, 2016 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”) and the reversal of a deferred tax liability at one TRS entity. Income tax benefit related to continuing operations for the three months ended June 30, 2015 was due primarily to operating losses at our TRS entities.
Discontinued Operations
Substantially all of the amounts reported as discontinued operations for the three months ended June 30, 2015 reflect the historical revenues of the CCP properties prior to the CCP Spin-Off, net of depreciation, allocated interest expense and merger-related expenses and deal costs. Discontinued operations for the three months ended June 30, 2016 primarily reflect separation costs relating to the CCP Spin-Off.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended June 30, 2016 and 2015 primarily relates to the sale of one property and 11 properties, respectively, excluding those properties classified as discontinued operations.

Six Months Ended June 30, 2016 and 2015
The table below shows our results of operations for the six months ended June 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$427,036	$372,838	$54,198	14.5%
Senior Living Operations	307,883	303,945	3,938	1.3
MOB Operations	203,618	195,610	8,008	4.1
All Other	48,446	48,337	109	0.2
Total segment NOI	986,983	920,730	66,253	7.2
Interest and other income	230	645	(415)	(64.3)
Interest expense	(206,938)	(166,287)	(40,651)	(24.4)
Depreciation and amortization	(458,348)	(430,930)	(27,418)	(6.4)
General, administrative and professional fees	(63,820)	(68,285)	4,465	6.5
(Loss) gain on extinguishment of debt, net	(2,782)	434	(3,216)	nm
Merger-related expenses and deal costs	(8,856)	(42,878)	34,022	79.3
Other	(6,471)	(9,153)	2,682	29.3
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	239,998	204,276	35,722	17.5
Income (loss) from unconsolidated entities	1,220	(242)	1,462	nm
Income tax benefit	19,970	17,039	2,931	17.2
Income from continuing operations	261,188	221,073	40,115	18.1
Discontinued operations	(637)	35,817	(36,454)	nm
Gain on real estate dispositions	31,923	14,155	17,768	nm
Net income	292,474	271,045	21,429	7.9
Net income attributable to noncontrolling interest	332	782	450	57.5
Net income attributable to common stockholders	$292,142	$270,263	21,879	8.1

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$424,606	$370,563	$54,043	14.6%
Other services revenue	2,430	2,275	155	6.8
Segment NOI	$427,036	$372,838	54,198	14.5
Triple-net leased properties segment NOI increased during the six months ended June 30, 2016 over the prior year primarily due to rent from the properties we acquired in connection with our August 2015 acquisition of Ardent Health

Services, Inc., contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by lease termination fees received during the first quarter of 2015, partially offset by properties sold after January 1, 2015.
The following table compares results of operations for our 512 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$350,289	$337,803	$12,486	3.7%
Other services revenue	2,430	2,275	155	6.8
Segment NOI	$352,719	$340,078	12,641	3.7
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$928,413	$901,559	$26,854	3.0%
Less:
Property-level operating expenses	(620,530)	(597,614)	(22,916)	(3.8)
Segment NOI	$307,883	$303,945	3,938	1.3

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Total communities	304	305	90.2%	91.1%	$5,443	$5,260
Our senior living operations segment revenues increased during the six months ended June 30, 2016 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2015, including the 2015 HCT acquisition, and an increase in average monthly REVPOR during the first half of 2016 compared to 2015, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses also increased during the six months ended June 30, 2016 over the prior year primarily due to the HCT acquisition and an increase in salary and real estate tax expenses.

The following table compares results of operations for our 268 same-store senior living operating communities, unadjusted for foreign currency movements between comparison periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$848,740	$825,067	$23,673	2.9%
Less:
Property-level operating expenses	(564,503)	(546,405)	(18,098)	(3.3)
Segment NOI	$284,237	$278,662	5,575	2.0

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Same-store communities	268	268	90.3%	91.0%	$5,515	$5,329
Segment NOI—MOB Operations
The following table summarizes results of operations in our MOB operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—MOB Operations:
Rental income	$288,223	$277,532	$10,691	3.9%
Medical office building services revenue	8,345	16,607	(8,262)	(49.8)
Total revenues	296,568	294,139	2,429	0.8
Less:
Property-level operating expenses	(87,647)	(85,847)	(1,800)	(2.1)
Medical office building services costs	(5,303)	(12,682)	7,379	(58.2)
Segment NOI	$203,618	$195,610	8,008	4.1

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015
Total MOBs	370	362	90.7%	91.8%	$30	$30
The increase in our MOB operations segment rental income during the six months ended June 30, 2016 over the prior year is attributed primarily to the MOBs we acquired after January 1, 2015, including the 2015 HCT acquisition, as well as in place lease escalations, partially offset by decreased occupancy rates. The increase in our MOB property-level operating expenses during the six months ended June 30, 2016 over the prior year is attributed primarily to the MOBs we acquired after January 1, 2015 and increases in real estate tax and repairs and maintenance expenses.
Medical office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the six months ended June 30, 2016 over the prior year.

The following table compares results of operations for our 277 same-store MOBs. With regard to our MOB operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—MOB Operations:
Rental income	$219,066	$218,015	$1,051	0.5%
Less:
Property-level operating expenses	(72,422)	(72,737)	315	0.4
Segment NOI	$146,644	$145,278	1,366	0.9

	Number of Properties at		Occupancy		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Same-store MOBs	277	277	89.9%	90.9%	$31	$31
Interest Expense
The $7.6 million decrease in total interest expense, including interest allocated to discontinued operations of $0 and $48.3 million for the six months ended June 30, 2016 and 2015, respectively, is attributed primarily to a $5.4 million reduction in interest expense due to lower debt balances and an additional $2.2 million decrease due to lower effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.6% for the six months ended June 30, 2016 and 2015.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the six months ended June 30, 2016 compared to the same period in 2015 primarily due to the real estate acquisitions we made in 2015, including the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by lower impairment charges in 2016.
(Loss) Gain on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the six months ended June 30, 2016 was due primarily to our June 2016 redemption of $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments. No similar activity occurred during the six months ended June 30, 2015.
Merger-Related Expenses and Deal Costs
The $34.0 million decrease during the six months ended June 30, 2016 over the prior year is primarily due to the expenses incurred in the first half of 2015 related to the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc.
Income from Unconsolidated Entities
Income from unconsolidated entities for the six months ended June 30, 2016 was due primarily to results related to our 34% interest in Atria.
Income Tax Benefit
Income tax benefit related to continuing operations for the six months ended June 30, 2016 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”) and the reversal of a deferred tax liability at one TRS entity. Income tax benefit related to continuing operations for the six months ended June 30, 2015 was due primarily to operating losses at our TRS entities.

Discontinued Operations
Substantially all of the amounts reported as discontinued operations for the six months ended June 30, 2015 reflect the historical revenues of the CCP properties prior to the CCP Spin-Off, net of depreciation, allocated interest expense and merger-related expenses and deal costs. Discontinued operations for the six months ended June 30, 2016 primarily reflect separation costs relating to the CCP Spin-Off.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the six months ended June 30, 2016 and 2015 primarily relates to the sale of five properties and 39 properties, respectively, excluding those properties classified as discontinued operations.
Non-GAAP Financial Measures
We believe that net income and income from continuing operations, as defined by GAAP, are the most appropriate earnings measurements. However, we consider certain non-GAAP financial measures to be useful supplemental measures of our operating performance. A non-GAAP financial measure is a measure of historical or future financial performance, financial position or cash flows that excludes or includes amounts that are not so excluded from or included in the most directly comparable measure calculated and presented in accordance with GAAP. Described below are the non-GAAP financial measures used by management to evaluate our operating performance and that we consider most useful to investors, together with reconciliations of these measures to the most directly comparable GAAP measures.
The non-GAAP financial measures we present in this Quarterly Report on Form 10-Q may not be comparable to those presented by other real estate companies due to the fact that not all real estate companies use the same definitions. You should not consider these measures as alternatives to net income or income from continuing operations (both determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are these measures necessarily indicative of sufficient cash flow to fund all of our needs. In order to facilitate a clear understanding of our consolidated historical operating results, you should examine these measures in conjunction with net income and income from continuing operations as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate supplemental measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain or loss on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions related to unconsolidated entities; and (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.

Our FFO and normalized FFO for the three and six months ended June 30, 2016 and 2015 are summarized in the following table. The decrease in normalized FFO for the six months ended June 30, 2016 over the same period in 2015 is due primarily to a full six months of results in 2015 from the properties that were disposed of as part of the CCP Spin-Off, partially offset by 2015 acquisitions, net of related capital costs.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$137,849	$124,574	$261,188	$221,073
Discontinued operations	(148)	18,243	(637)	35,817
Gain on real estate dispositions	5,739	7,469	31,923	14,155
Net income	143,440	150,286	292,474	271,045
Net income attributable to noncontrolling interest	278	465	332	782
Net income attributable to common stockholders	143,162	149,821	292,142	270,263
Adjustments:
Real estate depreciation and amortization	220,346	212,908	455,072	427,337
Real estate depreciation related to noncontrolling interest	(1,814)	(1,964)	(3,889)	(4,016)
Real estate depreciation related to unconsolidated entities	1,220	1,464	3,209	2,926
Loss (gain) on real estate dispositions related to unconsolidated entities	41	—	(495)	—
Gain on real estate dispositions	(5,739)	(7,469)	(31,923)	(14,155)
Discontinued operations:
Loss (gain) on real estate dispositions	1	(277)	1	(277)
Depreciation on real estate assets	—	34,496	—	65,730
FFO attributable to common stockholders	357,217	388,979	714,117	747,808
Adjustments:
Change in fair value of financial instruments	(7)	70	(86)	24
Non-cash income tax benefit	(12,286)	(10,389)	(21,443)	(18,239)
Loss (gain) on extinguishment of debt, net	2,468	(39)	2,782	(18)
Gain on non-real estate dispositions related to unconsolidated entities	(585)	—	(585)	—
Merger-related expenses, deal costs and re-audit costs	8,550	15,135	11,804	51,137
Amortization of other intangibles	438	591	876	1,182
Normalized FFO attributable to common stockholders	$355,795	$394,347	$707,465	$781,894

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, income or loss from noncontrolling interest and unconsolidated entities (excluding cash distributions), merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$137,849	$124,574	$261,188	$221,073
Discontinued operations	(148)	18,243	(637)	35,817
Gain on real estate dispositions	5,739	7,469	31,923	14,155
Net income	143,440	150,286	292,474	271,045
Net income attributable to noncontrolling interest	278	465	332	782
Net income attributable to common stockholders	143,162	149,821	292,142	270,263
Adjustments:
Interest	103,665	107,701	206,938	214,543
Loss (gain) on extinguishment of debt, net	2,468	(455)	2,782	(434)
Taxes (including tax amounts in general, administrative and professional fees)	(10,602)	(8,569)	(19,274)	(16,004)
Depreciation and amortization	221,961	249,207	458,348	496,660
Non-cash stock-based compensation expense	5,008	4,885	10,037	11,192
Merger-related expenses, deal costs and re-audit costs	7,033	15,010	9,252	50,903
Net income attributable to noncontrolling interest	278	529	332	894
(Income) loss from unconsolidated entities	(1,418)	(9)	(1,220)	242
Gain on real estate dispositions	(5,738)	(7,746)	(31,922)	(14,432)
Change in fair value of financial instruments	(16)	70	(114)	24
Adjusted EBITDA	$465,801	$510,444	$927,301	$1,013,851

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with the operating results of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and medical office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and six months ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$137,849	$124,574	$261,188	$221,073
Discontinued operations	(148)	18,243	(637)	35,817
Gain on real estate dispositions	5,739	7,469	31,923	14,155
Net income	143,440	150,286	292,474	271,045
Net income attributable to noncontrolling interest	278	465	332	782
Net income attributable to common stockholders	143,162	149,821	292,142	270,263
Adjustments:
Interest and other income	(111)	(236)	(230)	(708)
Interest	103,665	107,701	206,938	214,543
Depreciation and amortization	221,961	249,207	458,348	496,660
General, administrative and professional fees	32,094	33,962	63,820	68,292
Loss (gain) on extinguishment of debt, net	2,468	(455)	2,782	(434)
Merger-related expenses and deal costs	7,371	14,585	9,492	49,757
Other	2,303	5,159	6,471	10,598
Net income attributable to noncontrolling interest	278	529	332	894
(Income) loss from unconsolidated entities	(1,418)	(9)	(1,220)	242
Income tax benefit	(11,549)	(9,789)	(19,970)	(17,039)
Gain on real estate dispositions	(5,738)	(7,746)	(31,922)	(14,432)
NOI (including amounts in discontinued operations)	494,486	542,729	986,983	1,078,636
Discontinued operations	—	(79,409)	—	(157,906)
NOI (excluding amounts in discontinued operations)	$494,486	$463,320	$986,983	$920,730
Liquidity and Capital Resources
As of June 30, 2016, we had a total of $57.3 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and MOB operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2016, we also had escrow deposits and restricted cash of $65.6 million and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2016, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including the acquisition of substantially all of the university affiliated life science and medical real estate assets of Wexford and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.
Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of June 30, 2016, and a $200.0 million fully funded term loan and an $800.0 million term loan (with $374.8 million outstanding), each priced at LIBOR plus 1.05% as of June 30, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of June 30, 2016, we had $212.4 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million.
Senior Notes
In May 2016, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.
In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016.
Mortgages
During the six months ended June 30, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $180.5 million with a weighted average maturity of 2.7 years and recognized a loss on extinguishment of debt of $0.3 million in connection with these repayments.
Capital Stock
During the six months ended June 30, 2016, we issued and sold 6,116,189 shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $378.1 million, after sales agent commissions of $5.8 million. As of June 30, 2016, approximately $406.8 million of our common stock remained available for sale under our ATM equity offering program.
During the six months ended June 30, 2016, third party investors redeemed 32,747 OP Units and 311,208 Class C Units for 340,845 shares of Ventas common stock, valued at $20.8 million.
In July 2016, we completed the public offering and sale of 10,260,434 shares of our common stock for $735.8 million in total proceeds, which we intend to use to fund a portion of our pending acquisition of the real estate portfolio of Wexford, or for working capital and other general corporate purposes, if the pending acquisition is not completed.

Cash Flows
The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2016 and 2015:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$53,023	$55,348	$(2,325)	(4.2)%
Net cash provided by operating activities	656,475	717,724	(61,249)	(8.5)
Net cash used in investing activities	(236,567)	(996,747)	760,180	76.3
Net cash (used in) provided by financing activities	(415,452)	284,110	(699,562)	nm
Effect of foreign currency translation on cash and cash equivalents	(157)	97	(254)	nm
Cash and cash equivalents at end of period	$57,322	$60,532	(3,210)	(5.3)

nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased 8.5% during the six months ended June 30, 2016 over the same period in 2015. The $61.2 million decrease included $133.6 million related to a full six months of results in 2015 from the properties that were disposed of as part of the CCP Spin-Off and $37.0 million related to payments received from tenants during the first quarter of 2015, partially offset by $52.8 million of cash inflows related to the August 2015 acquisition of Ardent Health Services, Inc. Cash flows from operating activities, excluding these items, increased 10.3% during the six months ended June 30, 2016 over the same period in 2015.
Cash Flows from Investing Activities
Cash used in investing activities decreased $760.2 million during the six months ended June 30, 2016 over the same period in 2015 primarily due to decreased cash paid for investments in real estate ($1.2 billion), partially offset by an increase in investments in loans receivable and other ($96.8 million) and decreases in proceeds from real estate disposals ($209.6 million), proceeds from loans receivable ($85.6 million) and proceeds from the sale or maturity of marketable securities ($57.2 million).
Cash Flows from Financing Activities
Cash used in financing activities was $415.5 million during the six months ended June 30, 2016, compared to cash provided by financing activities of $284.1 million during the six months ended June 30, 2015. This difference is primarily due to decreased proceeds from the issuance of debt, net of repayments, used to finance acquisitions during the six months ended June 30, 2016 over the same period in 2015.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2016, we had five properties under development pursuant to these agreements, including two properties that are owned by an unconsolidated real estate entity. Through June 30, 2016, we have funded $36.8 million of our share of estimated total equity commitment toward these projects. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points (“BPS”) in interest rates as of June 30, 2016 and December 31, 2015:

	As of June 30, 2016	As of December 31, 2015
	(In thousands)
Gross book value	$9,193,625	$9,088,521
Fair value (1)	9,612,203	9,170,508
Fair value reflecting change in interest rates (1):
-100 basis points	10,120,091	9,674,423
+100 basis points	9,131,406	8,708,963

(1)	The change in fair value of our fixed rate debt from December 31, 2015 to June 30, 2016 was due primarily to changes in the fair market value interest rates related to our senior notes.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2016	As of December 31, 2015	As of June 30, 2015
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,525,086	$7,534,459	$7,504,411
Corporate swap	200,000	—	—
Mortgage loans and other (1)	1,468,539	1,554,062	1,955,262
Variable rate:
Unsecured revolving credit facility	212,382	180,683	583,765
Unsecured term loans	1,274,849	1,568,477	983,146
Mortgage loans and other (1)	287,415	433,339	465,689
Total	$10,968,271	$11,271,020	$11,492,273
Percentage of total debt:
Fixed rate:
Senior notes and other	68.6%	66.9%	65.3%
Corporate swap	1.8	—	—
Mortgage loans and other (1)	13.4	13.8	17.0
Variable rate:
Unsecured revolving credit facility	2.0	1.6	5.1
Unsecured term loans	11.6	13.9	8.6
Mortgage loans and other (1)	2.6	3.8	4.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.6%	3.5%	3.5%
Corporate swap	2.1	—	—
Mortgage loans and other (1)	5.6	5.7	5.8
Variable rate:
Unsecured revolving credit facility	1.8	1.4	1.2
Unsecured term loans	1.5	1.4	1.3
Mortgage loans and other (1)	1.8	2.0	2.2
Total	3.5	3.5	3.5

(1)
Borrowings as of June 30, 2016 exclude $77.0 million of debt related to real estate assets classified as held for sale as of June 30, 2016. Borrowings as of December 31, 2015 exclude $22.9 million of debt related to real estate assets classified as held for sale as of December 31, 2015. Borrowings as of June 30, 2015 exclude $33.2 million of debt related to real estate assets classified as held for sale as of June 30, 2015. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $150.3 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $247.5 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to August 3, 2020, in each case that effectively convert variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at June 30, 2016 compared to December 31, 2015 is primarily attributable to the $200 million notional amount interest rate swap that we entered into during the first quarter of 2016 that effectively converts LIBOR-based floating rate debt to fixed rate debt and 2016 term loan and mortgage repayments, partially offset by borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2016, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2016, interest expense for 2016 would increase by approximately $17.4 million, or $0.05 per diluted common share.
As of June 30, 2016 and December 31, 2015, our joint venture and operating partners’ aggregate share of total debt was $126.5 million and $132.6 million, respectively, with respect to certain properties we owned through consolidated joint ventures and an operating partnership. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $89.3 million and $90.1 million as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.0 billion and $855.7 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2016 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first half of 2016 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2016, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the second quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
The table below summarizes repurchases of our common stock made during the quarter ended June 30, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	4,805	$63.54
May 1 through May 31	44	66.09
June 1 through June 30	—	—

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
Date: July 29, 2016

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