Form 10-Q
period 2016-09-30
VENTAS INC
filed 2016-10-28
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 26, 2016:
Common Stock, $0.25 par value	354,109,643

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share amounts)

	September 30, 2016	December 31, 2015
Assets
Real estate investments:
Land and improvements	$2,089,329	$2,056,428
Buildings and improvements	21,551,049	20,309,599
Construction in progress	192,848	92,005
Acquired lease intangibles	1,522,708	1,344,422
	25,355,934	23,802,454
Accumulated depreciation and amortization	(4,754,532)	(4,177,234)
Net real estate property	20,601,402	19,625,220
Secured loans receivable and investments, net	821,663	857,112
Investments in unconsolidated real estate entities	97,814	95,707
Net real estate investments	21,520,879	20,578,039
Cash and cash equivalents	89,279	53,023
Escrow deposits and restricted cash	89,521	77,896
Goodwill	1,043,075	1,047,497
Assets held for sale	195,252	93,060
Other assets	488,258	412,403
Total assets	$23,426,264	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,252,327	$11,206,996
Accrued interest	70,790	80,864
Accounts payable and other liabilities	930,103	779,380
Liabilities related to assets held for sale	77,608	34,340
Deferred income taxes	315,713	338,382
Total liabilities	12,646,541	12,439,962
Redeemable OP unitholder and noncontrolling interests	209,278	196,529
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 353,793 and 334,386 shares issued at September 30, 2016 and December 31, 2015, respectively	88,431	83,579
Capital in excess of par value	12,870,566	11,602,838
Accumulated other comprehensive loss	(49,614)	(7,565)
Retained earnings (deficit)	(2,420,766)	(2,111,958)
Treasury stock, 1 and 44 shares at September 30, 2016 and December 31, 2015, respectively	(78)	(2,567)
Total Ventas stockholders’ equity	10,488,539	9,564,327
Noncontrolling interest	81,906	61,100
Total equity	10,570,445	9,625,427
Total liabilities and equity	$23,426,264	$22,261,918
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(In thousands, except per share amounts)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenues:
Rental income:
Triple-net leased	$210,424	$201,028	$635,030	$571,591
Office	158,273	142,755	446,496	420,287
	368,697	343,783	1,081,526	991,878
Resident fees and services	461,974	454,825	1,390,387	1,356,384
Office building and other services revenue	4,317	10,000	17,006	29,951
Income from loans and investments	31,566	18,924	78,098	66,192
Interest and other income	562	74	792	719
Total revenues	867,116	827,606	2,567,809	2,445,124
Expenses:
Interest	105,063	97,135	312,001	263,422
Depreciation and amortization	208,387	226,332	666,735	657,262
Property-level operating expenses:
Senior living	312,145	304,540	932,675	902,154
Office	48,972	43,305	136,619	129,152
	361,117	347,845	1,069,294	1,031,306
Office building services costs	974	6,416	6,277	19,098
General, administrative and professional fees	31,567	32,114	95,387	100,399
Loss on extinguishment of debt, net	383	15,331	3,165	14,897
Merger-related expenses and deal costs	16,217	62,145	25,073	105,023
Other	2,430	4,795	8,901	13,948
Total expenses	726,138	792,113	2,186,833	2,205,355
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	140,978	35,493	380,976	239,769
Income (loss) from unconsolidated entities	931	(955)	2,151	(1,197)
Income tax benefit	8,537	10,697	28,507	27,736
Income from continuing operations	150,446	45,235	411,634	266,308
Discontinued operations	(118)	(22,383)	(755)	13,434
(Loss) gain on real estate dispositions	(144)	265	31,779	14,420
Net income	150,184	23,117	442,658	294,162
Net income attributable to noncontrolling interest	732	265	1,064	1,047
Net income attributable to common stockholders	$149,452	$22,852	$441,594	$293,115
Earnings per common share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.43	$0.14	$1.29	$0.85
Discontinued operations	(0.00)	(0.07)	(0.00)	0.04
Net income attributable to common stockholders	$0.43	$0.07	$1.29	$0.89
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.14	$1.28	$0.84
Discontinued operations	(0.00)	(0.07)	(0.00)	0.04
Net income attributable to common stockholders	$0.42	$0.07	$1.28	$0.88
Weighted average shares used in computing earnings per common share:
Basic	350,274	332,491	341,610	329,440
Diluted	354,186	336,338	345,352	333,210
Dividends declared per common share	$0.73	$0.73	$2.19	$2.31
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Net income	$150,184	$23,117	$442,658	$294,162
Other comprehensive loss:
Foreign currency translation	(6,421)	(11,239)	(39,804)	(7,718)
Change in unrealized gain on marketable securities	(92)	—	158	(5,046)
Other	1,094	467	(2,403)	(949)
Total other comprehensive loss	(5,419)	(10,772)	(42,049)	(13,713)
Comprehensive income	144,765	12,345	400,609	280,449
Comprehensive income attributable to noncontrolling interest	732	265	1,064	1,047
Comprehensive income attributable to common stockholders	$144,033	$12,080	$399,545	$279,402

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2016 and the Year Ended December 31, 2015
(Unaudited)
(In thousands, except per share amounts)

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2015	$74,656	$10,119,306	$13,121	$(1,526,388)	$(511)	$8,680,184	$74,213	$8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interest	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interest	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	83,579	11,602,838	(7,565)	(2,111,958)	(2,567)	9,564,327	61,100	9,625,427
Net income	—	—	—	441,594	—	441,594	1,064	442,658
Other comprehensive loss	—	—	(42,049)	—	—	(42,049)	—	(42,049)
Impact of CCP Spin-Off	—	523	—	—	—	523	—	523
Net change in noncontrolling interest	—	(1,173)	—	—	—	(1,173)	19,310	18,137
Dividends to common stockholders—$2.19 per share	—	—	—	(750,402)	—	(750,402)	—	(750,402)
Issuance of common stock	4,642	1,261,043	—	—	17	1,265,702	—	1,265,702
Issuance of common stock for stock plans	95	24,081	—	—	2,424	26,600	—	26,600
Change in redeemable noncontrolling interest	—	(615)	—	—	—	(615)	432	(183)
Adjust redeemable OP unitholder interests to current fair value	—	(41,577)	—	—	—	(41,577)	—	(41,577)
Purchase of OP units	88	21,415	—	—	1,020	22,523	—	22,523
Grant of restricted stock, net of forfeitures	27	4,031	—	—	(972)	3,086	—	3,086
Balance at September 30, 2016	$88,431	$12,870,566	$(49,614)	$(2,420,766)	$(78)	$10,488,539	$81,906	$10,570,445
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net income	$442,658	$294,162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	666,735	736,870
Amortization of deferred revenue and lease intangibles, net	(15,307)	(19,312)
Other non-cash amortization	7,174	3,051
Stock-based compensation	15,885	16,061
Straight-lining of rental income, net	(21,386)	(25,118)
Loss on extinguishment of debt, net	3,165	14,897
Gain on real estate dispositions (including amounts in discontinued operations)	(31,779)	(14,649)
Gain on real estate loan investments	(2,271)	—
Gain on sale of marketable debt securities	—	(5,800)
Income tax benefit	(30,832)	(30,717)
(Income) loss from unconsolidated entities	(2,151)	1,197
Distributions from unconsolidated entities	5,574	20,550
Other	(1,075)	3,276
Changes in operating assets and liabilities:
Decrease in other assets	1,753	11,164
(Decrease) increase in accrued interest	(10,053)	6,338
(Decrease) increase in accounts payable and other liabilities	(26,820)	10,075
Net cash provided by operating activities	1,001,270	1,022,045
Cash flows from investing activities:
Net investment in real estate property	(1,421,592)	(2,556,988)
Investment in loans receivable and other	(154,949)	(74,386)
Proceeds from real estate disposals	63,561	409,633
Proceeds from loans receivable	194,063	106,909
Proceeds from sale or maturity of marketable securities	—	76,800
Funds held in escrow for future development expenditures	—	4,003
Development project expenditures	(94,398)	(90,458)
Capital expenditures	(75,296)	(75,812)
Investment in unconsolidated operating entity	—	(26,282)
Other	(6,175)	(27,984)
Net cash used in investing activities	(1,494,786)	(2,254,565)
Cash flows from financing activities:
Net change in borrowings under credit facility	46,728	(790,406)
Net cash impact of CCP Spin-Off	—	(128,749)
Proceeds from debt	876,617	2,511,061
Proceeds from debt related to CCP Spin-Off	—	1,400,000
Repayment of debt	(916,505)	(1,329,070)
Purchase of noncontrolling interest	(1,604)	(3,819)
Payment of deferred financing costs	(6,147)	(23,893)
Issuance of common stock, net	1,265,702	417,818
Cash distribution to common stockholders	(750,402)	(759,575)
Cash distribution to redeemable OP unitholders	(6,486)	(12,776)
Purchases of redeemable OP units	—	(33,188)
Contributions from noncontrolling interest	5,926	—
Distributions to noncontrolling interest	(5,121)	(11,250)
Other	21,507	6,489
Net cash provided by financing activities	530,215	1,242,642
Net increase in cash and cash equivalents	36,699	10,122
Effect of foreign currency translation on cash and cash equivalents	(443)	(239)
Cash and cash equivalents at beginning of period	53,023	55,348
Cash and cash equivalents at end of period	$89,279	$65,231
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)
(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$59,666	$2,567,150
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(6,954)	(8,911)
Other assets acquired	79,879	20,221
Debt assumed	47,641	177,857
Other liabilities	60,446	57,937
Deferred income tax liability	2,279	50,836
Redeemable OP unitholder interests assumed	—	87,245
Noncontrolling interest	22,225	—
Equity issued	—	2,204,585
Non-cash impact of CCP Spin-Off	—	1,256,404
Equity issued for purchase of OP and Class C units	22,970	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had five properties under development, including two properties that are owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.
In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2016, we leased a total of 575 properties (excluding MOBs and life science and innovation centers and 34 properties owned through investments in unconsolidated entities, and including 25 properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 298 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated real estate entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of September 30, 2016.
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
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Wexford Acquisition”).   As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science assets.
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on February 12, 2016. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
As part of the Wexford Acquisition, we identified certain special purpose entities that were established to allow investments in life science projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs and that Ventas is the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	September 30, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$645,846	$202,200	$645,109	$203,235
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	2,165,226	162,019	2,367,296	233,600
Other identified VIEs	1,886,133	381,933	1,582,430	431,582
Wexford tax credit VIEs (1)	982,233	223,723	—	—

(1)	Balances relate to our September 2016 Wexford Acquisition.
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of September 30, 2016, third party investors owned 2,746,737 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.7% of the total units then outstanding, and we owned 7,156,146 Class B limited partnership units in NHP/PMB, representing the remaining 72.3%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
We own a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidate this entity, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. The limited partnership units (“Class C Units”) may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units. As of September 30, 2016, third party investors owned 361,776 Class C Units, which represented 1.2% of the total units then outstanding, and we owned 29,307,561 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 98.8%.
During the nine months ended September 30, 2016, third party investors redeemed 65,581 OP Units and 311,208 Class C Units for 370,558 shares of Ventas common stock, valued at $23.0 million.
As redemption rights are outside of our control, the redeemable OP unitholder interests (OP Units and Class C Units) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP unitholder interests at the greater of cost or fair value. As of September 30, 2016 and December 31, 2015, the fair value of the redeemable OP unitholder interests was $201.1 million and $188.5 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Units or Class C Units. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Units or Class C Units.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2016 and December 31, 2015. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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
Accounting for Historic and New Markets Tax Credits
As part of the Wexford Acquisition, we are party to certain contractual arrangements with tax credit investors (“TCIs”) that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Ventas. As of September 30, 2016, we own eleven properties (two of which were in development) that had syndicated HTCs or NMTCs, or both, to TCIs.
In general, capital contributions are made by TCIs into special purpose entities that invest in entities owning the subject property that generates the tax credits. The TCIs receive substantially all of the tax credits and hold only a noncontrolling interest in the economic risk and benefits of the special purpose entities.
HTCs are delivered to the TCIs upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCIs after the investment has been funded and spent on a qualified business. HTCs are subject to 20% recapture per year beginning one year after the completion of the historic rehabilitation of the subject property. NMTCs are subject to 100% recapture until the end of the seventh year following the qualifying investment. We have provided the TCIs with certain guarantees which protect the TCIs from losses should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby we may be obligated or entitled to repurchase the ownership interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. We anticipate that either the TCIs will exercise their put rights or we will exercise our call rights.
The portion of the TCI’s capital contribution that is attributed to the put is recorded at fair value at inception in accounts payable and other liabilities on our Consolidated Balance Sheets, and is accreted to the expected put price as interest expense in our Consolidated Statements of Income over the recapture period. The remaining balance of the TCI’s capital contribution is initially recorded in accounts payable and other liabilities on our Consolidated Balance Sheets and will be relieved upon delivery of the tax credit to the TCI, as a reduction in the carrying value of the subject property, net of allocated expenses. Direct and incremental costs incurred in structuring the transaction are deferred and will be recognized as an increase in the cost basis of the subject property upon the recognition of the related tax credit as discussed above.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis, or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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

•
Marketable debt securities - We estimate the fair value of corporate bonds, if any, using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs: we consider credit spreads, underlying asset performance and credit quality, and default rates.

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

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs: we discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs, similar to those used in determining fair value of loans receivable (above).

•
Redeemable OP unitholder interests - We estimate the fair value of our redeemable OP unitholder interests using level one inputs: we base fair value on the closing price of our common stock, as OP units and Class C Units may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2016 and December 31, 2015, this cumulative excess totaled $239.0 million (net of allowances of $106.9 million) and $219.1 million (net of allowances of $101.4 million), respectively (excluding properties classified as held for sale).
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
NOTE 3—CONCENTRATION OF CREDIT RISK
As of September 30, 2016, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 22.4%, 11.2%, 8.0%, 1.7% and 5.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2016). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.
Seniors housing communities constituted approximately 61.4% of our real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2016), while MOBs, life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals collectively comprised the remaining 38.6%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2016, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties
For the three months ended September 30, 2016 and 2015, approximately 4.8% and 5.1%, respectively, of our total revenues and 8.2% and 8.9%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.3% and 5.6%, respectively, of our total revenues and 9.1% and 9.7%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred (“Kindred Master Leases”). For the three months ended September 30, 2016, approximately 3.1% of our total revenues and 5.3% of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Ardent. Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as bundled lease renewals.
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2016 and 2015. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior

Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
On April 3, 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred Master Leases. Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases remains the same. Separately, we agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. The 7 LTACs are reported as assets held for sale on our Consolidated Balance Sheets as of September 30, 2016. As a result of this disposition, we recognized an impairment of $10.3 million during the nine months ended September 30, 2016, which is reported in depreciation and amortization in our Consolidated Statements of Income. Also in April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases. On October 1, 2016, we sold the 7 LTACs for $3.0 million, and we expect to recognize a gain of approximately $2.8 million.
Senior Living Operations
As of September 30, 2016, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 266 of our 298 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
In September 2016, we modified existing agreements with Sunrise related to the management of certain of the seniors housing communities owned by us and operated by Sunrise to reduce management fees payable to Sunrise under such agreements, maintain the existing term of such agreements and provide Sunrise with incentives for future outperformance. We also entered into a new multi-year development pipeline agreement with Sunrise that gives us the option to fund certain future Sunrise developments.
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
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of six members on the Atria Board of Directors.
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
NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition and development activities during the nine months ended September 30, 2016 and the year ended December 31, 2015. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2016 Acquisitions
Wexford Acquisition
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford from Blackstone for total consideration of $1.5 billion. The Wexford Acquisition added to our portfolio 23 operating properties, two development assets and nine future development sites. The properties acquired will continue to be managed by Wexford, which will remain a separate management company owned and operated by the existing Wexford management team. We have exclusive rights to fund and own future life science projects developed by Wexford.

Other 2016 Acquisitions

During the nine months ended September 30, 2016, we made other investments totaling approximately $42 million, including the acquisition of one triple-net leased property and two MOBs.

Completed Developments
During 2016, we completed the development of three triple-net leased properties (two of which were expansions of existing seniors housing assets), representing $31.6 million of net real estate property on our Consolidated Balance Sheets as of September 30, 2016.
Estimated Fair Value
We are accounting for our 2016 acquisitions under the acquisition method in accordance with ASC 805 and have completed our initial accounting, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2016 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Office Operations	Total
	(In thousands)
Land and improvements	$1,279	$48,366	$49,645
Buildings and improvements	12,558	1,322,598	1,335,156
Acquired lease intangibles	163	203,174	203,337
Other assets	—	98,137	98,137
Total assets acquired	14,000	1,672,275	1,686,275
Notes payable and other debt	—	47,641	47,641
Intangible liabilities	—	108,132	108,132
Other liabilities	380	60,233	60,613
Total liabilities assumed	380	216,006	216,386
Noncontrolling interest assumed	—	22,225	22,225
Net assets acquired	13,620	1,434,044	1,447,664
Cash acquired	—	19,119	19,119
Total cash used	$13,620	$1,414,925	$1,428,545

Aggregate Revenue and NOI
For the three months ended September 30, 2016, aggregate revenue and net operating income (“NOI”) derived from our completed 2016 acquisitions during our period of ownership were $14.0 million and $9.6 million, respectively. For the nine months ended September 30, 2016, aggregate revenue and NOI derived from our completed 2016 acquisitions during our period of ownership were $14.7 million and $10.2 million, respectively.
Transaction Costs
Transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. For the three and nine months ended September 30, 2016, we expensed as incurred $14.0 million and $18.6 million, respectively, related to our completed 2016 transactions.
2015 Acquisitions
HCT Acquisition
In January 2015, we acquired American Realty Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties to our portfolio. At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were canceled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock and the payment of approximately $11.0 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed $167.0 million of mortgage debt and repaid approximately $730.0 million of debt, net of HCT cash on hand. In August 2015, 20 of the properties that we acquired in the HCT acquisition were disposed of as part of the CCP Spin-Off.
Ardent Health Services Acquisition
On August 4, 2015, we completed our acquisition of Ardent Health Services, Inc. (“AHS”) and simultaneous separation and sale of Ardent to a consortium composed of an entity controlled by Equity Group Investments, Ardent’s management team and us (collectively the “Ardent Transaction”). As of the acquisition date, we recorded the estimated fair value of our investment in owned hospital and other real estate of approximately $1.3 billion. At closing, we paid $26.3 million for our 9.9% interest in Ardent which represents our estimate of the acquisition date fair value of this interest. Upon closing, we entered into a long-term triple-net master lease with Ardent to operate the 10 hospitals and other real estate we acquired.
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $612.0 million, including the acquisition of 11 triple-net leased properties; 11 MOBs (including eight MOBs that we had previously accounted for as investments in unconsolidated entities; and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off).
Completed Developments
During 2015, we completed the development of one triple-net leased seniors housing community, representing $9.3 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2015.

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). Our initial accounting for acquisitions completed during the year ended December 31, 2015 remains subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Total
	(In thousands)
Land and improvements	$190,566	$70,713	$173,307	$434,586
Buildings and improvements	1,726,064	703,080	1,214,403	3,643,547
Acquired lease intangibles	169,362	83,867	184,540	437,769
Other assets	174,093	272,888	403,046	850,027
Total assets acquired	2,260,085	1,130,548	1,975,296	5,365,929
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	45,924	45,408	46,734	138,066
Total liabilities assumed	45,924	123,348	146,651	315,923
Net assets acquired	2,214,161	1,007,200	1,828,645	5,050,006
Redeemable OP unitholder interests assumed				88,085
Cash acquired				59,584
Equity issued				2,216,355
Total cash used				$2,685,982
Included in other assets above is $746.9 million of goodwill, which represents the excess of the purchase price over the fair value of the assets acquired and liabilities assumed as of the acquisition date. Goodwill has been allocated to our reportable business segments based on the respective fair value of the net assets acquired, as follows: triple-net leased properties - $133.6 million; senior living operations - $219.1 million; and office operations - $394.2 million.
NOTE 5—DISPOSITIONS
2016 Activity
During the nine months ended September 30, 2016, we sold three triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $63.8 million. We recognized a gain on the sales of these assets of $31.8 million.
2015 Activity
During the nine months ended September 30, 2015, we sold 32 triple-net leased properties and 25 MOBs for aggregate consideration of $436.0 million, including $6.0 million of lease termination fees (included within triple-net leased rental income in our Consolidated Statements of Income). For the nine months ended September 30, 2015, we recognized a gain on the sales of these assets of $32.8 million (net of taxes), of which $18.1 million was deferred due to an unsecured loan we made to the buyer in connection with the sale of certain assets. The gain is being recognized into income as principal payments are made on the loan over its five-year term.
Real Estate Impairment
There was no impairment recognized for the three months ended September 30, 2016. An impairment of $2.5 million was recognized for the three months ended September 30, 2015. We recognized impairments of $14.5 million and $31.3 million for the nine months ended September 30, 2016 and 2015, respectively, which are recorded in depreciation and amortization. Of these impairments, none and $13.0 million for the nine months ended September 30, 2016 and 2015, respectively, were reported in discontinued operations in our Consolidated Statements of Income.

Discontinued Operations and Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of September 30, 2016 and December 31, 2015, including the amounts reported on our Consolidated Balance Sheets.

	September 30, 2016			December 31, 2015
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net Leased Properties	25	$140,948	$76,092	2	$4,488	$44
Office Operations	7	52,487	1,507	8	68,619	24,759
Senior Living Operations*	—	1,817	9	1	19,953	9,537
Total	32	$195,252	$77,608	11	$93,060	$34,340

* As of September 30, 2016 there is one vacant land parcel classified as held for sale.
Set forth below is a summary of our results of operations for properties within discontinued operations for the three and nine months ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
Rental income	$—	$40,641	$—	$196,848
Income from loans and investments	—	449	—	2,148
Interest and other income	—	—	—	63
	—	41,090	—	199,059
Expenses:
Interest	—	12,172	—	60,428
Depreciation and amortization	—	13,878	—	79,608
General, administrative and professional fees	—	2	—	9
Merger-related expenses and deal costs	118	37,190	754	44,069
Other	—	175	—	1,620
	118	63,417	754	185,734
(Loss) income before real estate dispositions and noncontrolling interest	(118)	(22,327)	(754)	13,325
(Loss) gain on real estate dispositions	—	(48)	(1)	229
Net (loss) income from discontinued operations	(118)	(22,375)	(755)	13,554
Net income attributable to noncontrolling interest	—	8	—	120
Net (loss) income from discontinued operations attributable to common stockholders	$(118)	$(22,383)	$(755)	$13,434

Substantially all of the amounts reported for 2015 as discontinued operations in the table above reflect the historical results of operations of the CCP properties prior to the CCP Spin-Off. All merger-related expenses and deal costs presented above reflect separation costs relating to the CCP Spin-Off.

Transition Services Agreement
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") was $2.5 million for one year. For the three and nine months ended September 30, 2016, we recognized income of $0.4 million and $1.6 million, respectively, relating to the Service Fee, which was payable in four quarterly installments. The transition services agreement expired on August 31, 2016.
NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of September 30, 2016 and December 31, 2015, we had $874.3 million and $895.0 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of September 30, 2016 and December 31, 2015, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	September 30, 2016
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Secured mortgage loans and other	$757,107	$757,107	$776,410	$—
Government-sponsored pooled loan investments (1)	64,556	62,849	64,556	1,707
Total investments reported as Secured loans receivable and investments, net	821,663	819,956	840,966	1,707

Non-mortgage loans receivable	52,664	52,664	53,736	—
Total investments reported as Other assets	52,664	52,664	53,736	—
Total loans receivable and investments, net	$874,327	$872,620	$894,702	$1,707

	December 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
Secured mortgage loans and other	$793,433	$793,433	$816,849	$—
Government-sponsored pooled loan investments (1)	63,679	62,130	63,679	1,549
Total investments reported as Secured loans receivable and investments, net	857,112	855,563	880,528	1,549

Non-mortgage loans receivable	37,926	37,926	38,806	—
Total investments reported as Other assets	37,926	37,926	38,806	—
Total loans receivable and investments, net	$895,038	$893,489	$919,334	$1,549
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023 for September 30, 2016 and 2022 and 2023 for December 31, 2015.

2016 Activity

For the nine months ended September 30, 2016, we received aggregate proceeds of $198.5 million in final repayment of three secured loans receivable and recognized gains of $8.7 million that is recorded in income from loans and investments in our Consolidated Statements of Income.

In connection with the Wexford Acquisition, we acquired three non-mortgage loans receivable totaling $13.4 million.

In February 2016, we made a $140.0 million secured mezzanine loan investment, at par, relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95% and matures in 2021.

In October 2016, we committed to provide secured debt financing in the amount of $700 million to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”). The loan (the “Loan”) has a five-year term and is LIBOR-based with an initial interest rate of approximately 8% and is guaranteed by Ardent’s parent company. Ardent will also receive an equity contribution from its majority owner, an affiliate of Equity Group Investments. The Loan is subject to the satisfaction of customary closing conditions. Ardent’s acquisition of LHP is expected to close in the first quarter of 2017, but there can be no assurance as to whether, when or on what terms Ardent’s acquisition of LHP or the Loan will be completed.

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

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2016, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 39 properties, excluding properties in development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.8 million and $1.4 million for the three months ended September 30, 2016 and 2015, respectively, and $5.0 million and $5.1 million for the nine months ended September 30, 2016 and 2015, respectively (which is included in office building and other services revenue in our Consolidated Statements of Income).
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$186,424	7.4	$155,161	7.0
In-place and other lease intangibles	1,336,284	23.3	1,189,261	20.9
Goodwill	1,043,075	N/A	1,047,497	N/A
Other intangibles	35,819	10.3	35,792	8.6
Accumulated amortization	(748,554)	N/A	(655,176)	N/A
Net intangible assets	$1,853,048	21.2	$1,772,535	19.2
Intangible liabilities:
Below market lease intangibles	$350,637	14.2	$256,034	14.2
Other lease intangibles	40,851	38.0	35,925	30.1
Accumulated amortization	(127,426)	N/A	(113,647)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$267,630	15.9	$181,880	15.6

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
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Straight-line rent receivables, net	$239,046	$219,064
Non-mortgage loans receivable, net	52,664	37,926
Other intangibles, net	9,466	13,224
Investment in unconsolidated operating entities	28,832	28,199
Other	158,250	113,990
Total other assets	$488,258	$412,403

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Unsecured revolving credit facility (1)	$232,405	$180,683
1.55% Senior Notes due 2016	—	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	373,353	468,477
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	304,715	289,038
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	190,447	180,649
3.125% Senior Notes due 2023	400,000	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	190,447	180,649
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other (4)	1,742,347	1,987,401
Total	11,317,837	11,271,020
Deferred financing costs, net	(64,238)	(69,121)
Unamortized fair value adjustment	27,416	33,570
Unamortized discounts	(28,688)	(28,473)
Senior notes payable and other debt	$11,252,327	$11,206,996

(1)	$155.4 million and $9.7 million of aggregate borrowings are denominated in Canadian dollars as of September 30, 2016 and December 31, 2015, respectively.

(2)
These amounts represent in aggregate the $573.4 million of unsecured term loan borrowings under our unsecured credit facility, of which $94.8 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

(4)
2016 and 2015 exclude $66.0 million and $22.9 million, respectively, of mortgage debt related to real estate assets classified as held for sale that is included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

As of September 30, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2016 (2)	$—	$—	$7,467	$7,467
2017	631,902	—	26,044	657,946
2018	1,101,879	232,405	21,085	1,355,369
2019	1,702,650	—	14,607	1,717,257
2020	1,416,913	—	11,620	1,428,533
Thereafter (3)	6,023,925	—	127,340	6,151,265
Total maturities	$10,877,269	$232,405	$208,163	$11,317,837

(1)	As of September 30, 2016, we had $89.3 million of unrestricted cash and cash equivalents, for $143.1 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)	Excludes $66.0 million of mortgage debt related to real estate assets classified as held for sale as of September 30, 2016 that are scheduled to mature in 2017.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2016, and a $200.0 million fully funded four-year term loan and an $800.0 million five-year term loan (with $373.4 million outstanding), each priced at LIBOR plus 1.05% as of September 30, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.

As of September 30, 2016, we had $232.4 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of September 30, 2016, we also had a $900.0 million fully funded term loan due 2020 priced at LIBOR plus 97.5 basis points.

In May 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million.

Senior Notes

In May 2016, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.

In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016 of $94.5 million and recognized a loss on extinguishment of debt of $0.3 million.

In September 2016, we issued and sold $450.0 million aggregate principal amount of 3.25% senior notes due 2026 at a public offering price equal to 99.811% of par, for total proceeds of $449.1 million before the underwriting discount and expenses.

Mortgages

During the nine months ended September 30, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $254.7 million with a weighted average maturity of 2.1 years and recognized a loss on extinguishment of debt of $0.4 million in connection with these repayments.

Derivatives and Hedging

In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap.

In July 2016, we entered into $225 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates between July and the September issuance of 3.25% senior notes due 2026.  On the issuance date, we realized a gain of $1.9 million from these swaps which will be recognized over the life of the notes using an effective interest method.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2016 and December 31, 2015, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$89,279	$89,279	$53,023	$53,023
Secured loans receivable, net	757,107	776,410	793,433	816,849
Non-mortgage loans receivable, net	52,664	53,736	37,926	38,806
Government-sponsored pooled loan investments	64,556	64,556	63,679	63,679
Liabilities:
Senior notes payable and other debt, gross	11,317,837	11,832,430	11,271,020	11,384,880
Derivative instruments and other liabilities	4,118	4,118	2,696	2,696
Redeemable OP unitholder interests	201,113	201,113	188,546	188,546
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
Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community or office building may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters, if any. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
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
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state, and foreign income taxes for the nine months ended September 30, 2016, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2016 and 2015 was a benefit of $8.5 million and $10.7 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2016 and 2015 was a benefit of $28.5 million and $27.7 million, respectively. The income tax benefit for the nine months ended September 30, 2016 and 2015 were each due primarily to operating losses at our TRS entities, however for the nine months ended September 30, 2016, $5.9 million of the income tax benefit is due to the reversal of the net deferred tax liability at one TRS entity and $3.6 million of the income tax benefit is due to the release of a tax reserve at the REIT.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. Our NOL carryforwards begin to expire in 2024 with respect to our TRS entities and in 2016 for the REIT.
Each TRS and foreign entity is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS and foreign entities totaled $315.7 million and $338.4 million as of September 30, 2016 and December 31, 2015, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards. A deferred tax liability of $2.3 million was recorded in the three months ended September 30, 2016 in connection with the Wexford Acquisition.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2013 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2011 and subsequent years. We are subject to audit by the Canada Revenue Agency and provincial authorities with respect to certain entities acquired or formed in connection with our 2007 acquisition of Sunrise Senior Living Real Estate Investment Trust generally for periods subsequent to the acquisition. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2015.
NOTE 14—STOCKHOLDERS' EQUITY
Capital Stock
During the nine months ended September 30, 2016, we issued and sold 18,566,822 shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the Wexford Acquisition, for working capital and other general corporate purposes. See NOTE 4. ''ACQUISITIONS OF REAL ESTATE PROPERTY'' for additional information.
Subsequent to September 30, 2016, we issued and sold 297,019 shares of common stock under our ATM equity offering program for aggregate net proceeds of $21.2 million, after sales agent commissions of $0.3 million. As of September 30, 2016, approximately $252.1 million of our common stock remained available for sale under our ATM equity offering program.
During the nine months ended September 30, 2016, third party investors redeemed 65,581 OP Units and 311,208 Class C Units for 370,558 shares of Ventas common stock, valued at $23.0 million.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of September 30, 2016 and December 31, 2015:

	September 30, 2016	December 31, 2015
	(In thousands)
Foreign currency translation	$(53,730)	$(13,926)
Unrealized gain on marketable securities	1,707	1,549
Other	2,409	4,812
Total accumulated other comprehensive loss	$(49,614)	$(7,565)

The change in foreign currency translation during the nine months ended September 30, 2016 was due primarily to the remeasurement of our properties located in the United Kingdom.

NOTE 15—EARNINGS PER COMMON SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$149,570	$45,235	$442,349	$279,681
Discontinued operations	(118)	(22,383)	(755)	13,434
Net income attributable to common stockholders	$149,452	$22,852	$441,594	$293,115
Denominator:
Denominator for basic earnings per share—weighted average shares	350,274	332,491	341,610	329,440
Effect of dilutive securities:
Stock options	847	307	594	401
Restricted stock awards	193	22	168	49
OP units	2,872	3,518	2,980	3,320
Denominator for diluted earnings per share—adjusted weighted average shares	354,186	336,338	345,352	333,210
Basic earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.43	$0.14	$1.29	$0.85
Discontinued operations	(0.00)	(0.07)	(0.00)	0.04
Net income attributable to common stockholders	$0.43	$0.07	$1.29	$0.89
Diluted earnings per share:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.42	$0.14	$1.28	$0.84
Discontinued operations	(0.00)	(0.07)	(0.00)	0.04
Net income attributable to common stockholders	$0.42	$0.07	$1.28	$0.88

NOTE 16—SEGMENT INFORMATION
As of September 30, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
We evaluate performance of the combined properties in each reportable business segment based on segment profit, which we define as NOI adjusted for income/loss from unconsolidated entities. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment profit useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment profit should be examined in conjunction with net income as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense, discontinued operations and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:

	For the Three Months Ended September 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$210,424	$—	$158,273	$—	$368,697
Resident fees and services	—	461,974	—	—	461,974
Office building and other services revenue	1,246	—	2,211	860	4,317
Income from loans and investments	—	—	—	31,566	31,566
Interest and other income	—	—	—	562	562
Total revenues	$211,670	$461,974	$160,484	$32,988	$867,116
Total revenues	$211,670	$461,974	$160,484	$32,988	$867,116
Less:
Interest and other income	—	—	—	562	562
Property-level operating expenses	—	312,145	48,972	—	361,117
Office building services costs	—	—	974	—	974
Segment NOI	211,670	149,829	110,538	32,426	504,463
Income from unconsolidated entities	584	75	238	34	931
Segment profit	$212,254	$149,904	$110,776	$32,460	505,394
Interest and other income					562
Interest expense					(105,063)
Depreciation and amortization					(208,387)
General, administrative and professional fees					(31,567)
Loss on extinguishment of debt, net					(383)
Merger-related expenses and deal costs					(16,217)
Other					(2,430)
Income tax benefit					8,537
Income from continuing operations					$150,446

	For the Three Months Ended September 30, 2015
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$201,028	$—	$142,755	$—	$343,783
Resident fees and services	—	454,825	—	—	454,825
Office building and other services revenue	1,011	—	8,459	530	10,000
Income from loans and investments	—	—	—	18,924	18,924
Interest and other income	—	—	—	74	74
Total revenues	$202,039	$454,825	$151,214	$19,528	$827,606
Total revenues	$202,039	$454,825	$151,214	$19,528	$827,606
Less:
Interest and other income	—	—	—	74	74
Property-level operating expenses	—	304,540	43,305	—	347,845
Office building services costs	—	—	6,416	—	6,416
Segment NOI	202,039	150,285	101,493	19,454	473,271
(Loss) income from unconsolidated entities	(1,431)	433	108	(65)	(955)
Segment profit	$200,608	$150,718	$101,601	$19,389	472,316
Interest and other income					74
Interest expense					(97,135)
Depreciation and amortization					(226,332)
General, administrative and professional fees					(32,114)
Loss on extinguishment of debt, net					(15,331)
Merger-related expenses and deal costs					(62,145)
Other					(4,795)
Income tax benefit					10,697
Income from continuing operations					$45,235

	For the Nine Months Ended September 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$635,030	$—	$446,496	$—	$1,081,526
Resident fees and services	—	1,390,387	—	—	1,390,387
Office building and other services revenue	3,676	—	10,556	2,774	17,006
Income from loans and investments	—	—	—	78,098	78,098
Interest and other income	—	—	—	792	792
Total revenues	$638,706	$1,390,387	$457,052	$81,664	$2,567,809
Total revenues	$638,706	$1,390,387	$457,052	$81,664	$2,567,809
Less:
Interest and other income	—	—	—	792	792
Property-level operating expenses	—	932,675	136,619	—	1,069,294
Office building services costs	—	—	6,277	—	6,277
Segment NOI	638,706	457,712	314,156	80,872	1,491,446
Income from unconsolidated entities	738	732	301	380	2,151
Segment profit	$639,444	$458,444	$314,457	$81,252	1,493,597
Interest and other income					792
Interest expense					(312,001)
Depreciation and amortization					(666,735)
General, administrative and professional fees					(95,387)
Loss on extinguishment of debt, net					(3,165)
Merger-related expenses and deal costs					(25,073)
Other					(8,901)
Income tax benefit					28,507
Income from continuing operations					$411,634

	For the Nine Months Ended September 30, 2015
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$571,591	$—	$420,287	$—	$991,878
Resident fees and services	—	1,356,384	—	—	1,356,384
Office building and other services revenue	3,286	—	25,066	1,599	29,951
Income from loans and investments	—	—	—	66,192	66,192
Interest and other income	—	—	—	719	719
Total revenues	$574,877	$1,356,384	$445,353	$68,510	$2,445,124
Total revenues	$574,877	$1,356,384	$445,353	$68,510	$2,445,124
Less:
Interest and other income	—	—	—	719	719
Property-level operating expenses	—	902,154	129,152	—	1,031,306
Office building services costs	—	—	19,098	—	19,098
Segment NOI	574,877	454,230	297,103	67,791	1,394,001
(Loss) income from unconsolidated entities	(785)	(221)	226	(417)	(1,197)
Segment profit	$574,092	$454,009	$297,329	$67,374	1,392,804
Interest and other income					719
Interest expense					(263,422)
Depreciation and amortization					(657,262)
General, administrative and professional fees					(100,399)
Loss on extinguishment of debt, net					(14,897)
Merger-related expenses and deal costs					(105,023)
Other					(13,948)
Income tax benefit					27,736
Income from continuing operations					$266,308

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Capital expenditures:
Triple-net leased properties	$12,992	$1,318,868	$69,642	$1,878,857
Senior living operations	26,495	34,104	70,297	345,910
Office operations	1,400,742	10,317	1,451,347	498,491
Total capital expenditures	$1,440,229	$1,363,289	$1,591,286	$2,723,258

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Revenues:
United States	$815,719	$777,320	$2,417,314	$2,294,780
Canada	45,021	42,756	130,195	131,542
United Kingdom	6,376	7,530	20,300	18,802
Total revenues	$867,116	$827,606	$2,567,809	$2,445,124

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Net real estate property:
United States	$19,266,865	$18,271,829
Canada	1,066,924	1,039,561
United Kingdom	267,613	313,830
Total net real estate property	$20,601,402	$19,625,220

NOTE 17—CONDENSED CONSOLIDATING INFORMATION (Unaudited)
Ventas, Inc. has fully and unconditionally guaranteed the obligation to pay principal and interest with respect to the outstanding senior notes issued by our 100% owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), including the senior notes that were jointly issued with Ventas Capital Corporation. Ventas Capital Corporation is a direct 100% owned subsidiary of Ventas Realty that has no assets or operations, but was formed in 2002 solely to facilitate offerings of senior notes by a limited partnership. None of our other subsidiaries (such subsidiaries, excluding Ventas Realty and Ventas Capital Corporation, the “Ventas Subsidiaries”) is obligated with respect to Ventas Realty’s outstanding senior notes. Certain of Ventas Realty’s outstanding senior notes reflected in our condensed consolidating information were issued jointly with Ventas Capital Corporation.
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

The following summarizes our condensed consolidating information as of September 30, 2016 and December 31, 2015 and for the three and nine months ended September 30, 2016 and 2015:
CONDENSED CONSOLIDATING BALANCE SHEET
As of September 30, 2016

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,027	$177,952	$21,340,900	$—	$21,520,879
Cash and cash equivalents	12,039	—	77,240	—	89,279
Escrow deposits and restricted cash	198	1,437	87,886	—	89,521
Investment in and advances to affiliates	14,476,749	2,994,463	—	(17,471,212)	—
Goodwill	—	—	1,043,075	—	1,043,075
Assets held for sale	5	1,624	193,623	—	195,252
Other assets	46,116	3,161	438,981	—	488,258
Total assets	$14,537,134	$3,178,637	$23,181,705	$(17,471,212)	$23,426,264
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,480,339	$2,771,988	$—	$11,252,327
Intercompany loans	6,971,785	(6,324,940)	(646,845)	—	—
Accrued interest	—	55,924	14,866	—	70,790
Accounts payable and other liabilities	91,143	40,732	798,228	—	930,103
Liabilities held for sale	—	1,479	76,129	—	77,608
Deferred income taxes	315,713	—	—	—	315,713
Total liabilities	7,378,641	2,253,534	3,014,366	—	12,646,541
Redeemable OP unitholder and noncontrolling interests	—	—	209,278	—	209,278
Total equity	7,158,493	925,103	19,958,061	(17,471,212)	10,570,445
Total liabilities and equity	$14,537,134	$3,178,637	$23,181,705	$(17,471,212)	$23,426,264

CONDENSED CONSOLIDATING BALANCE SHEET
As of December 31, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,798	$195,015	$20,377,226	$—	$20,578,039
Cash and cash equivalents	11,733	—	41,290	—	53,023
Escrow deposits and restricted cash	7,154	1,644	69,098	—	77,896
Investment in and advances to affiliates	12,989,643	3,545,183	—	(16,534,826)	—
Goodwill	—	—	1,047,497	—	1,047,497
Assets held for sale	—	4,488	88,572	—	93,060
Other assets	17,869	4,182	390,352	—	412,403
Total assets	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,370,670	$2,836,326	$—	$11,206,996
Intercompany loans	7,294,158	(6,571,512)	(722,646)	—	—
Accrued interest	—	64,561	16,303	—	80,864
Accounts payable and other liabilities	68,604	45,226	665,550	—	779,380
Liabilities held for sale	—	44	34,296	—	34,340
Deferred income taxes	338,382	—	—	—	338,382
Total liabilities	7,701,144	1,908,989	2,829,829	—	12,439,962
Redeemable OP unitholder and noncontrolling interests	—	—	196,529	—	196,529
Total equity	5,331,053	1,841,523	18,987,677	(16,534,826)	9,625,427
Total liabilities and equity	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2016

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$585	$49,652	$318,460	$—	$368,697
Resident fees and services	—	—	461,974	—	461,974
Office building and other services revenue	401	—	3,916	—	4,317
Income from loans and investments	82	—	31,484	—	31,566
Equity earnings in affiliates	143,782	—	(281)	(143,501)	—
Interest and other income	476	—	86	—	562
Total revenues	145,326	49,652	815,639	(143,501)	867,116
Expenses:
Interest	(11,779)	70,371	46,471	—	105,063
Depreciation and amortization	1,414	2,833	204,140	—	208,387
Property-level operating expenses	—	80	361,037	—	361,117
Office building services costs	—	—	974	—	974
General, administrative and professional fees	(1,359)	4,940	27,986	—	31,567
(Gain) loss on extinguishment of debt, net	(58)	340	101	—	383
Merger-related expenses and deal costs	15,952	—	265	—	16,217
Other	(21)	4	2,447	—	2,430
Total expenses	4,149	78,568	643,421	—	726,138
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	141,177	(28,916)	172,218	(143,501)	140,978
Income from unconsolidated entities	—	783	148	—	931
Income tax benefit	8,537	—	—	—	8,537
Income (loss) from continuing operations	149,714	(28,133)	172,366	(143,501)	150,446
Discontinued operations	(118)	—	—	—	(118)
Loss on real estate dispositions	(144)	—	—	—	(144)
Net income (loss)	149,452	(28,133)	172,366	(143,501)	150,184
Net income attributable to noncontrolling interest	—	—	732	—	732
Net income (loss) attributable to common stockholders	$149,452	$(28,133)	$171,634	$(143,501)	$149,452

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Three Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$916	$49,425	$293,442	$—	$343,783
Resident fees and services	—	—	454,825	—	454,825
Office building and other services revenue	293	—	9,707	—	10,000
Income from loans and investments	50	180	18,694	—	18,924
Equity earnings in affiliates	99,873	—	(243)	(99,630)	—
Interest and other income	106	(2)	(30)	—	74
Total revenues	101,238	49,603	776,395	(99,630)	827,606
Expenses:
Interest	(10,788)	67,521	40,402	—	97,135
Depreciation and amortization	1,347	3,455	221,530	—	226,332
Property-level operating expenses	—	81	347,764	—	347,845
Office building services costs	—	—	6,416	—	6,416
General, administrative and professional fees	(678)	5,225	27,567	—	32,114
Loss on extinguishment of debt, net	—	4,523	10,808	—	15,331
Merger-related expenses and deal costs	62,007		138	—	62,145
Other	271	5	4,519	—	4,795
Total expenses	52,159	80,810	659,144	—	792,113
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	49,079	(31,207)	117,251	(99,630)	35,493
Loss from unconsolidated entities	—	(469)	(486)	—	(955)
Income tax benefit	10,697	—	—	—	10,697
Income (loss) from continuing operations	59,776	(31,676)	116,765	(99,630)	45,235
Discontinued operations	(37,189)	7,371	7,435	—	(22,383)
Gain on real estate dispositions	265	—	—	—	265
Net income (loss)	22,852	(24,305)	124,200	(99,630)	23,117
Net income attributable to noncontrolling interest	—	—	265	—	265
Net income (loss) attributable to common stockholders	$22,852	$(24,305)	$123,935	$(99,630)	$22,852

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2016

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,084	$147,795	$931,647	$—	$1,081,526
Resident fees and services	—	—	1,390,387	—	1,390,387
Office building and other services revenue	1,605	—	15,401	—	17,006
Income from loans and investments	82	—	78,016	—	78,098
Equity earnings in affiliates	376,570	—	(913)	(375,657)	—
Interest and other income	546	—	246	—	792
Total revenues	380,887	147,795	2,414,784	(375,657)	2,567,809
Expenses:
Interest	(33,668)	207,961	137,708	—	312,001
Depreciation and amortization	7,549	15,614	643,572	—	666,735
Property-level operating expenses	—	236	1,069,058	—	1,069,294
Office building services costs	—	—	6,277	—	6,277
General, administrative and professional fees	872	13,657	80,858	—	95,387
Loss on extinguishment of debt, net	—	2,772	393	—	3,165
Merger-related expenses and deal costs	24,067	—	1,006	—	25,073
Other	4	8	8,889	—	8,901
Total expenses	(1,176)	240,248	1,947,761	—	2,186,833
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	382,063	(92,453)	467,023	(375,657)	380,976
Income from unconsolidated entities	—	1,230	921	—	2,151
Income tax benefit	28,507	—	—	—	28,507
Income (loss) from continuing operations	410,570	(91,223)	467,944	(375,657)	411,634
Discontinued operations	(755)	—	—	—	(755)
Gain on real estate dispositions	31,779	—	—	—	31,779
Net income (loss)	441,594	(91,223)	467,944	(375,657)	442,658
Net income attributable to noncontrolling interest	—	—	1,064	—	1,064
Net income (loss) attributable to common stockholders	$441,594	$(91,223)	$466,880	$(375,657)	$441,594

CONDENSED CONSOLIDATING STATEMENT OF INCOME
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues:
Rental income	$2,747	$148,833	$840,298	$—	$991,878
Resident fees and services	—	—	1,356,384	—	1,356,384
Office building and other services revenue	293	—	29,658	—	29,951
Income from loans and investments	8,655	483	57,054	—	66,192
Equity earnings in affiliates	360,988	—	(383)	(360,605)	—
Interest and other income	482	(6)	243	—	719
Total revenues	373,165	149,310	2,283,254	(360,605)	2,445,124
Expenses:
Interest	(27,548)	189,716	101,254	—	263,422
Depreciation and amortization	4,047	11,394	641,821	—	657,262
Property-level operating expenses	—	285	1,031,021	—	1,031,306
Office building services costs	—	—	19,098	—	19,098
General, administrative and professional fees	(598)	16,640	84,357	—	100,399
Loss on extinguishment of debt, net	—	4,523	10,374	—	14,897
Merger-related expenses and deal costs	101,306	75	3,642	—	105,023
Other	453	49	13,446	—	13,948
Total expenses	77,660	222,682	1,905,013	—	2,205,355
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interest	295,505	(73,372)	378,241	(360,605)	239,769
Income (loss) from unconsolidated entities	—	291	(1,488)	—	(1,197)
Income tax benefit	27,736	—	—	—	27,736
Income (loss) from continuing operations	323,241	(73,081)	376,753	(360,605)	266,308
Discontinued operations	(44,546)	34,748	23,232	—	13,434
Gain on real estate dispositions	14,420	—	—	—	14,420
Net income (loss)	293,115	(38,333)	399,985	(360,605)	294,162
Net income attributable to noncontrolling interest	—	—	1,047	—	1,047
Net income (loss) attributable to common stockholders	$293,115	$(38,333)	$398,938	$(360,605)	$293,115

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2016

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$149,452	$(28,133)	$172,366	$(143,501)	150,184
Other comprehensive loss:
Foreign currency translation	—	—	(6,421)	—	(6,421)
Change in unrealized gain on marketable securities	(92)	—	—	—	(92)
Other	—	—	1,094	—	1,094
Total other comprehensive loss	(92)	—	(5,327)	—	(5,419)
Comprehensive income (loss)	149,360	(28,133)	167,039	(143,501)	144,765
Comprehensive income attributable to noncontrolling interest	—	—	732	—	732
Comprehensive income (loss) attributable to common stockholders	$149,360	$(28,133)	$166,307	$(143,501)	$144,033

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Three Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$22,852	$(24,305)	$124,200	$(99,630)	$23,117
Other comprehensive loss:
Foreign currency translation	—	—	(11,239)	—	(11,239)
Other	—	—	467	—	467
Total other comprehensive loss	—	—	(10,772)	—	(10,772)
Comprehensive income (loss)	22,852	(24,305)	113,428	(99,630)	12,345
Comprehensive income attributable to noncontrolling interest	—	—	265	—	265
Comprehensive income (loss) attributable to common stockholders	$22,852	$(24,305)	$113,163	$(99,630)	$12,080

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2016

	Ventas, Inc.	Ventas Realty (1)	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$441,594	$(91,223)	$467,944	$(375,657)	442,658
Other comprehensive income (loss):
Foreign currency translation	—	—	(39,804)	—	(39,804)
Change in unrealized gain on marketable securities	158	—	—	—	158
Other	—	—	(2,403)	—	(2,403)
Total other comprehensive income (loss)	158	—	(42,207)	—	(42,049)
Comprehensive income (loss)	441,752	(91,223)	425,737	(375,657)	400,609
Comprehensive income attributable to noncontrolling interest	—	—	1,064	—	1,064
Comprehensive income (loss) attributable to common stockholders	$441,752	$(91,223)	$424,673	$(375,657)	$399,545

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$293,115	$(38,333)	$399,985	$(360,605)	294,162
Other comprehensive loss:
Foreign currency translation	—	—	(7,718)	—	(7,718)
Change in unrealized gain on marketable securities	(5,046)	—	—	—	(5,046)
Other	—	—	(949)	—	(949)
Total other comprehensive loss	(5,046)	—	(8,667)	—	(13,713)
Comprehensive income (loss)	288,069	(38,333)	391,318	(360,605)	280,449
Comprehensive income attributable to noncontrolling interest	—	—	1,047	—	1,047
Comprehensive income (loss) attributable to common stockholders	$288,069	$(38,333)	$390,271	$(360,605)	$279,402

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2016

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$39,559	$(73,856)	$1,035,567	$—	$1,001,270

Cash flows from investing activities:
Net investment in real estate property	(1,440,710)	—	19,118	—	(1,421,592)
Proceeds from loans receivable	—	—	194,063	—	194,063
Investment in loans receivable and other	—	—	(154,949)	—	(154,949)
Proceeds from real estate disposals	20,441	—	43,120	—	63,561
Capital expenditures	—	(18)	(75,278)	—	(75,296)
Development project expenditures	—	—	(94,398)	—	(94,398)
Other	—	—	(6,175)	—	(6,175)
Net cash used in investing activities	(1,420,269)	(18)	(74,499)	—	(1,494,786)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(94,000)	140,728	—	46,728
Proceeds from debt	—	846,521	30,096	—	876,617
Repayment of debt	—	(651,820)	(264,685)	—	(916,505)
Purchase of noncontrolling interest	—	—	(1,604)	—	(1,604)
Net change in intercompany debt	877,609	(32,967)	(844,642)	—	—
Payment of deferred financing costs	—	(5,485)	(662)	—	(6,147)
Issuance of common stock, net	1,265,702	—	—	—	1,265,702
Cash distribution from (to) affiliates	7,859	11,625	(19,484)	—	—
Cash distribution to common stockholders	(750,402)	—	—	—	(750,402)
Cash distribution to redeemable OP unitholders	—	—	(6,486)	—	(6,486)
Contributions from noncontrolling interest	—	—	5,926	—	5,926
Distributions to noncontrolling interest	—	—	(5,121)	—	(5,121)
Other	21,507	—	—	—	21,507
Net cash provided by (used in) financing activities	1,422,275	73,874	(965,934)	—	530,215
Net increase (decrease) in cash and cash equivalents	41,565	—	(4,866)	—	36,699
Effect of foreign currency translation on cash and cash equivalents	(41,259)	—	40,816	—	(443)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$12,039	$—	$77,240	$—	$89,279

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
For the Nine Months Ended September 30, 2015

	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(103,734)	$31,319	$1,094,460	$—	$1,022,045

Cash flows from investing activities:
Net investment in real estate property	(2,556,988)	—	—	—	(2,556,988)
Proceeds from loans receivable	—	—	106,909	—	106,909
Investment in loans receivable and other	—	—	(74,386)	—	(74,386)
Funds held in escrow for future development expenditures	—	—	4,003	—	4,003
Proceeds from real estate disposals	409,633	—	—	—	409,633
Proceeds from sale or maturity of marketable securities	76,800	—	—	—	76,800
Capital expenditures	—	(15,731)	(60,081)	—	(75,812)
Development capital expenditures	—	—	(90,458)	—	(90,458)
Investment in unconsolidated operating entity	(26,282)	—	—	—	(26,282)
Other	—	—	(27,984)	—	(27,984)
Net cash used in investing activities	(2,096,837)	(15,731)	(141,997)	—	(2,254,565)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(658,000)	(132,406)	—	(790,406)
Net cash impact of CCP Spin-Off	1,273,000	—	(1,401,749)	—	(128,749)
Proceeds from debt	—	2,292,568	218,493	—	2,511,061
Proceeds from debt related to CCP Spin-Off	—	—	1,400,000	—	1,400,000
Repayment of debt	—	(705,000)	(624,070)	—	(1,329,070)
Net change in intercompany debt	1,495,355	(946,310)	(549,045)	—	—
Purchase of noncontrolling interest	—	—	(3,819)	—	(3,819)
Payment of deferred financing costs	—	(21,932)	(1,961)	—	(23,893)
Issuance of common stock, net	417,818	—	—	—	417,818
Cash distribution (to) from affiliates	(235,140)	23,086	212,054	—	—
Cash distribution to common stockholders	(759,575)	—	—	—	(759,575)
Cash distribution to redeemable OP unitholders	—	—	(12,776)	—	(12,776)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(11,250)	—	(11,250)
Other	6,489	—	—	—	6,489
Net cash provided by (used in) financing activities	2,197,947	(15,588)	(939,717)	—	1,242,642
Net (decrease) increase in cash and cash equivalents	(2,624)	—	12,746	—	10,122
Effect of foreign currency translation on cash and cash equivalents	(8,324)	—	8,085	—	(239)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$13,909	$—	$51,322	$—	$65,231

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

•	The nature and extent of future competition, including new construction in the markets in which our seniors housing communities and office buildings are located;

•	The extent of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs as a result of changes in interest rates and other factors;

•
The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2016;

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

•	Risks associated with our office building portfolio and operations, including our ability to successfully design, develop and manage office buildings and to retain key personnel;

•
The ability of the hospitals on or near whose campuses our medical office buildings (“MOBs”) are located and their affiliated health systems to remain competitive and financially viable and to attract physicians and physician groups;

•
Risks associated with our investments in joint ventures and unconsolidated entities, including our lack of sole decision-making authority and our reliance on our joint venture partners’ financial condition;

•	Our ability to obtain the financial results expected from our development and redevelopment projects, including projects undertaken through our joint ventures;

•	The impact of market or issuer events on the liquidity or value of our investments in marketable securities;

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

Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2016, we owned approximately 1,300 properties (including properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had five properties under development, including two properties that are owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois. In August 2015, we completed the spin off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying consolidated financial statements.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2016, we leased a total of 575 properties (excluding MOBs and life science and innovation centers and 34 properties owned through investments in unconsolidated entities, and including 25 properties classified as held for sale) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 298 seniors housing communities for us pursuant to long-term management agreements. Our three largest tenants, Brookdale Senior Living, Kindred and Ardent leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one office building) and ten properties, respectively, as of September 30, 2016.
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
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Wexford Acquisition”).   As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science assets.
Operating Highlights and Key Performance Trends
2016 Highlights and Other Recent Developments
Investments and Dispositions

•
In September 2016, we acquired substantially all of the university affiliated life science and innovation real estate assets of Wexford from Blackstone for total consideration of $1.5 billion. The Wexford Acquisition added 23 operating properties, two development assets and nine future development sites to our portfolio.

•
During the nine months ended September 30, 2016 we made a $140.0 million secured mezzanine loan investment relating to Class A life sciences properties in California and Massachusetts that has an annual interest rate of 9.95%, and we acquired two MOBs and one triple-net leased seniors housing asset for approximately $42.0 million.

•
During the nine months ended September 30, 2016, we sold three triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and one MOB for aggregate consideration of $63.8 million. We recognized a gain on the sales of these assets of $31.8 million.

•	During the nine months ended September 30, 2016, we received aggregate proceeds of $198.5 million in final repayment of three secured loans receivable and recognized gains of $8.7 million.

•
In October 2016, we committed to provide secured debt financing in the amount of $700 million to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”). The loan (the “Loan”) has a five-year term and is LIBOR-based with an initial interest rate of approximately 8% and is guaranteed by Ardent’s parent company. Ardent will also receive an equity contribution from its majority owner, an affiliate of Equity Group Investments. The Loan is subject to the satisfaction of customary closing conditions. Ardent’s acquisition of LHP is expected to close in the first quarter of 2017, but there can be no assurance as to whether, when or on what terms Ardent’s acquisition of LHP or the Loan will be completed.

Liquidity, Capital and Dividends

•	We paid the first three quarterly installments of our 2016 dividend of $0.73 per share.

•
During the nine months ended September 30, 2016, we issued and sold 18,566,822 shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the Wexford Acquisition, for working capital and other general corporate purposes. Subsequent to September 30, 2016, we issued and sold 297,019 shares of common stock under our ATM equity offering program for aggregate net proceeds of $21.2 million, after sales agent commissions of $0.3 million. As of September 30, 2016, approximately $252.1 million of our common stock remained available for sale under our ATM equity offering program.

•	In May 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand.

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

•
In September 2016, we issued and sold $450.0 million aggregate principal amount of 3.25% senior notes due 2026 at a public offering price equal to 99.811% of par, for total proceeds of $449.1 million before the underwriting discount and expenses.

Portfolio

•
In April 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to our lease agreements with Kindred (“Kindred Master Leases”). Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred Master Leases. Total annual rent under the Kindred Master Leases remains the same. Separately, we agreed to sell the 7 LTACs to an unrelated third party, subject to conditions to closing. In April, we received $3.5 million from Kindred in connection with the lease amendments, which is being amortized over the lease term of certain assets remaining in the Kindred Master Leases. On October 1, 2016, we sold the 7 LTACs for $3.0 million, and we expect to recognize a gain of approximately $2.8 million.

•
In September 2016, we modified existing agreements with Sunrise related to the management of certain of the seniors housing communities owned by us and operated by Sunrise to reduce management fees payable to Sunrise under such agreements, maintain the existing term of such agreements and provide Sunrise with incentives for future outperformance. We also entered into a new multi-year development pipeline agreement with Sunrise that gives us the option to fund certain future Sunrise developments.

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

	As of September 30, 2016	As of December 31, 2015
Investment mix by asset type (1):
Seniors housing communities	61.4%	65.2%
Life science and innovation centers (2)	5.9	—
MOBs	20.7	21.7
Skilled nursing facilities	1.5	1.6
Specialty hospitals	1.8	2.1
General acute care hospitals	5.6	5.9
Secured loans receivable and investments, net	3.1	3.5
Investment mix by tenant, operator and manager (1):
Atria	22.4%	22.5%
Sunrise	11.2	11.7
Brookdale Senior Living	8.0	8.5
Kindred	1.7	2.1
Ardent	5.1	5.3
All other	51.6	49.9

(1)	Ratios are based on the gross book value of real estate investments (excluding assets classified as held for sale) as of each reporting date.

(2)	Activity relates to our September 2016 Wexford Acquisition.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Operations mix by tenant and operator and business model:
Revenues (1):
Senior living operations	53.2%	55.0%	54.2%	55.5%
Kindred	5.3	5.6	5.3	5.7
Brookdale Senior Living (2)	4.8	5.1	4.8	5.4
Ardent (3)	3.1	2.0	3.1	0.7
All others	33.6	32.3	32.6	32.7
Adjusted EBITDA (4):
Senior living operations	30.4%	30.2%	31.3%	29.3%
Kindred	8.7	8.8	8.9	8.6
Brookdale Senior Living (2)	7.8	8.0	7.9	8.2
Ardent (3)	5.0	3.1	5.1	1.0
All others	48.1	49.9	46.8	52.9
NOI (5):
Senior living operations	29.7%	31.8%	30.7%	32.6%
Kindred	9.1	9.7	9.2	9.9
Brookdale Senior Living (2)	8.2	8.9	8.3	9.6
Ardent (3)	5.3	3.5	5.3	1.2
All others	47.7	46.1	46.5	46.7
Operations mix by geographic location (6):
California	15.2%	15.4%	15.3%	15.5%
New York	8.8	8.7	8.8	8.8
Texas	6.1	6.2	6.3	5.9
Illinois	4.9	4.8	4.9	4.9
Florida	4.4	4.6	4.5	4.6
All others	60.6	60.3	60.2	60.3

(1)	Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
Activity relates to August 2015 acquisition of Ardent Health Services, Inc. and simultaneous separation and sale of the Ardent hospital operating company to a consortium of an entity controlled by Equity Group Investments, Ardent’s management team and us.

(4)
“Adjusted EBITDA” is defined as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and unrealized foreign currency gains or losses, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items.

(5)
“NOI” represents net operating income, which is defined as total revenues, less interest and other income, property-level operating expenses and office building services costs (excluding amounts in discontinued operations).

(6)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding Adjusted EBITDA and NOI and reconciliations to our net income attributable to common stockholders, as computed in accordance with GAAP.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three and nine months ended September 30, 2016, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
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
Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets.
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
Results of Operations
As of September 30, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Three Months Ended September 30, 2016 and 2015
The table below shows our results of operations for the three months ended September 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$211,670	$202,039	$9,631	4.8%
Senior Living Operations	149,829	150,285	(456)	(0.3)
Office Operations	110,538	101,493	9,045	8.9
All Other	32,426	19,454	12,972	66.7
Total segment NOI	504,463	473,271	31,192	6.6
Interest and other income	562	74	488	nm
Interest expense	(105,063)	(97,135)	(7,928)	(8.2)
Depreciation and amortization	(208,387)	(226,332)	17,945	7.9
General, administrative and professional fees	(31,567)	(32,114)	547	1.7
Loss on extinguishment of debt, net	(383)	(15,331)	14,948	97.5
Merger-related expenses and deal costs	(16,217)	(62,145)	45,928	73.9
Other	(2,430)	(4,795)	2,365	49.3
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	140,978	35,493	105,485	nm
Income (loss) from unconsolidated entities	931	(955)	1,886	nm
Income tax benefit	8,537	10,697	(2,160)	(20.2)
Income from continuing operations	150,446	45,235	105,211	nm
Discontinued operations	(118)	(22,383)	22,265	99.5
(Loss) gain on real estate dispositions	(144)	265	(409)	nm
Net income	150,184	23,117	127,067	nm
Net income attributable to noncontrolling interest	732	265	(467)	nm
Net income attributable to common stockholders	$149,452	$22,852	126,600	nm

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$210,424	$201,028	$9,396	4.7%
Other services revenue	1,246	1,011	235	23.2
Segment NOI	$211,670	$202,039	9,631	4.8

Triple-net leased properties segment NOI increased during the three months ended September 30, 2016 over the prior year primarily due to rent from the properties we acquired in connection with our August 2015 acquisition of Ardent Health Services, Inc., contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by properties sold after July 1, 2015.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms and do not vary based on the underlying operating performance of the properties. Therefore, while occupancy rates may affect the profitability of our tenants’ operations, they do not directly impact our revenues or financial results. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2016 for the second quarter of 2016 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2015 for the second quarter of 2015.

	Number of Properties Owned at September 30, 2016 (1)	Average Occupancy For the Three Months Ended June 30, 2016 (1)	Number of Properties Owned at September 30, 2015 (1)	Average Occupancy For the Three Months Ended June 30, 2015 (1)
Seniors housing communities	434	87.9%	450	87.6%
Skilled nursing facilities	53	79.8	53	80.6
Specialty hospitals	39	61.2	45	58.0

(1)
Excludes properties included in discontinued operations during 2015, properties sold or classified as held for sale as of September 30, 2016, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended September 30, 2016 and 2015, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 537 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$180,598	$176,748	$3,850	2.2%
Other services revenue	1,246	1,011	235	23.2
Segment NOI	$181,844	$177,759	4,085	2.3
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$461,974	$454,825	$7,149	1.6%
Less:
Property-level operating expenses	(312,145)	(304,540)	(7,605)	(2.5)
Segment NOI	$149,829	$150,285	(456)	(0.3)

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Total communities	298	305	90.7%	91.1%	5,495	5,259
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in the third quarter of 2016 over the third quarter of 2015 primarily due to an increase in average monthly revenue per occupied room (“REVPOR”) during the second quarter of 2016 compared to the same period in 2015, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased for the three months ended September 30, 2016 over the same period in 2015 primarily due to an increase in salary and benefits.
The following table compares results of operations for our 293 same-store senior living operating communities, unadjusted for foreign currency movements between comparison periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$450,873	$435,986	$14,887	3.4%
Less:
Property-level operating expenses	(304,206)	(292,204)	(12,002)	(4.1)
Segment NOI	$146,667	$143,782	2,885	2.0

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Same-store communities	293	293	90.8%	91.1%	5,518	5,323

Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$158,273	$142,755	$15,518	10.9%
Office building services revenue	2,211	8,459	(6,248)	(73.9)
Total revenues	160,484	151,214	9,270	6.1
Less:
Property-level operating expenses	(48,972)	(43,305)	(5,667)	(13.1)
Office building services costs	(974)	(6,416)	5,442	(84.8)
Segment NOI	$110,538	$101,493	9,045	8.9

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Total office buildings	393	362	91.2%	91.9%	$31	$30
The increase in our office operations segment rental income in the third quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs we acquired after July 1, 2015, the acquisition of the Wexford life science and innovation centers which occurred during the third quarter of 2016, and in place lease escalations, partially offset by decreased occupancy rates. The increase in our office building property-level operating expenses in the third quarter of 2016 over the same period in 2015 is attributed primarily to the MOBs and life science and innovation centers we acquired after April 1, 2015 and increases in repairs and maintenance and other operating expenses.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the third quarter of 2016 over the same period in 2015.
The following table compares results of operations for our 353 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$138,835	$139,258	$(423)	(0.3)%
Less:
Property-level operating expenses	(42,071)	(41,694)	(377)	(0.9)
Segment NOI	$96,764	$97,564	(800)	(0.8)

	Number of Properties at		Occupancy at		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Same-store office buildings	353	353	91.6%	92.3%	$30	$30

All Other
The $13.0 million increase in all other for the three months ended September 30, 2016 over the same period in 2015 is primarily due to $8.6 million of gains recognized on the third quarter 2016 repayments of two secured loans receivable and a February 2016 $140.0 million secured mezzanine loan investment that has an annual interest rate of 9.95%.
Interest Expense
The $4.2 million decrease in total interest expense, including interest allocated to discontinued operations of $0 and $12.2 million for the three months ended September 30, 2016 and 2015, respectively, is attributed primarily to a $6.0 million reduction in interest expense due to lower debt balances, partially offset by a $1.8 million increase due to higher effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% and 3.6% for the three months ended September 30, 2016 and 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations decreased during the three months ended September 30, 2016 compared to the same period in 2015 primarily due to the final amortization during the third quarter of 2016 of certain lease intangibles relating to our 2015 HCT acquisition and higher impairment charges in the third quarter of 2015.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the three months ended September 30, 2016 was due primarily to our July 2016 repayment of the remaining $94.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016. Loss on extinguishment of debt, net for the three months ended September 30, 2015 was due to various debt repayments, which were paid for with proceeds from the CCP Spin-Off.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs related to continuing operations for both periods consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $45.9 million decrease during the three months ended September 30, 2016 over the prior year is primarily due to the expenses incurred in the third quarter of 2015 related to our August 2015 acquisition of Ardent Health Services, Inc., partially offset by costs incurred relating to the September 2016 Wexford acquisition.
Income Tax Benefit
Income tax benefit related to continuing operations for the three months ended September 30, 2016 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”) and the release of a tax reserve at the REIT. Income tax benefit related to continuing operations for the three months ended September 30, 2015 was due primarily to operating losses at our TRS entities.
Discontinued Operations
Discontinued operations for the three months ended September 30, 2016 primarily reflect separation costs relating to the CCP Spin-Off. Substantially all of the amounts reported as discontinued operations for the three months ended September 30, 2015 reflect the historical revenues of the CCP properties prior to the CCP Spin-Off, net of depreciation, allocated interest expense and merger-related expenses and deal costs.

Nine Months Ended September 30, 2016 and 2015
The table below shows our results of operations for the nine months ended September 30, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$638,706	$574,877	$63,829	11.1%
Senior Living Operations	457,712	454,230	3,482	0.8
Office Operations	314,156	297,103	17,053	5.7
All Other	80,872	67,791	13,081	19.3
Total segment NOI	1,491,446	1,394,001	97,445	7.0
Interest and other income	792	719	73	10.2
Interest expense	(312,001)	(263,422)	(48,579)	(18.4)
Depreciation and amortization	(666,735)	(657,262)	(9,473)	(1.4)
General, administrative and professional fees	(95,387)	(100,399)	5,012	5.0
Loss on extinguishment of debt, net	(3,165)	(14,897)	11,732	78.8
Merger-related expenses and deal costs	(25,073)	(105,023)	79,950	76.1
Other	(8,901)	(13,948)	5,047	36.2
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	380,976	239,769	141,207	58.9
Income (loss) from unconsolidated entities	2,151	(1,197)	3,348	nm
Income tax benefit	28,507	27,736	771	2.8
Income from continuing operations	411,634	266,308	145,326	54.6
Discontinued operations	(755)	13,434	(14,189)	nm
Gain on real estate dispositions	31,779	14,420	17,359	nm
Net income	442,658	294,162	148,496	50.5
Net income attributable to noncontrolling interest	1,064	1,047	(17)	(1.6)
Net income attributable to common stockholders	$441,594	$293,115	148,479	50.7

nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$635,030	$571,591	$63,439	11.1%
Other services revenue	3,676	3,286	390	11.9
Segment NOI	$638,706	$574,877	63,829	11.1
Triple-net leased properties segment NOI increased during the nine months ended September 30, 2016 over the prior year primarily due to rent from the properties we acquired in connection with our August 2015 acquisition of Ardent Health

Services, Inc. and other 2015 acquisitions, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by lease termination fees received during the first quarter of 2015 and by properties sold after January 1, 2015.
The following table compares results of operations for our 512 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$524,283	$507,549	$16,734	3.3%
Other services revenue	3,676	3,286	390	11.9
Segment NOI	$527,959	$510,835	17,124	3.4
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,390,387	$1,356,384	$34,003	2.5%
Less:
Property-level operating expenses	(932,675)	(902,154)	(30,521)	(3.4)
Segment NOI	$457,712	$454,230	3,482	0.8

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Total communities	298	305	90.4%	91.1%	$5,460	$5,260
Our senior living operations segment revenues increased during the nine months ended September 30, 2016 over the prior year primarily due to the seniors housing communities we acquired after January 1, 2015, including the 2015 HCT acquisition, and an increase in average monthly REVPOR during the first nine months of 2016 compared to 2015, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses also increased during the nine months ended September 30, 2016 over the prior year primarily due to the HCT acquisition and an increase in salary, bonus and real estate tax expenses.

The following table compares results of operations for our 262 same-store senior living operating communities, unadjusted for foreign currency movements between comparison periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,250,267	$1,213,027	$37,240	3.1%
Less:
Property-level operating expenses	(834,483)	(805,324)	(29,159)	(3.6)
Segment NOI	$415,784	$407,703	8,081	2.0

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Same-store communities	262	262	90.5%	91.0%	$5,575	$5,384
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$446,496	$420,287	$26,209	6.2%
Office building services revenue	10,556	25,066	(14,510)	(57.9)
Total revenues	457,052	445,353	11,699	2.6
Less:
Property-level operating expenses	(136,619)	(129,152)	(7,467)	(5.8)
Office building services costs	(6,277)	(19,098)	12,821	(67.1)
Segment NOI	$314,156	$297,103	17,053	5.7

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015
Total office buildings	393	362	91.2%	91.9%	$31	$30
The increase in our office operations segment rental income during the nine months ended September 30, 2016 over the prior year is attributed primarily to the office buildings we acquired after January 1, 2015, including the 2015 HCT acquisition and the Wexford Acquisition, which occurred during the third quarter of 2016, as well as in place lease escalations, partially offset by decreased occupancy rates. The increase in our office building property-level operating expenses during the nine months ended September 30, 2016 over the prior year is attributed primarily to the office buildings we acquired after January 1, 2015 and increases in repairs and maintenance and other operating expenses.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the nine months ended September 30, 2016 over the prior year.

The following table compares results of operations for our 277 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2016 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$328,721	$328,378	$343	0.1%
Less:
Property-level operating expenses	(109,632)	(109,106)	(526)	(0.5)
Segment NOI	$219,089	$219,272	(183)	(0.1)

	Number of Properties at		Occupancy		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Same-store Office Buildings	277	277	89.9%	90.9%	$31	$31
All Other
The $13.1 million increase in all other for the nine months ended September 30, 2016 over the same period in 2015 is primarily due to $8.7 million of gains recognized on the 2016 repayments of three secured loans receivable and a February 2016 $140.0 million secured mezzanine loan investment that has an annual interest rate of 9.95%.
Interest Expense
The $11.8 million decrease in total interest expense, including interest allocated to discontinued operations of $0 and $60.4 million for the nine months ended September 30, 2016 and 2015, respectively, is attributed primarily to an $11.5 million reduction in interest expense due to lower debt balances, including the amortization of any fair value adjustments. Our effective interest rate was approximately 3.6% for the nine months ended September 30, 2016 and 2015.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the real estate acquisitions we made in 2015, including the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by the final amortization during the third quarter of 2016 of certain lease intangibles relating to our 2015 HCT acquisition.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the nine months ended September 30, 2016 was due primarily to our 2016 redemption and repayment of the $550.0 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments. Loss on extinguishment of debt, net for the nine months ended September 30, 2015 was due to various debt repayments.
Merger-Related Expenses and Deal Costs
The $80.0 million decrease during the nine months ended September 30, 2016 over the prior year is primarily due to the expenses incurred during the first nine months of 2015 related to the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by costs incurred relating to the September 2016 Wexford acquisition.
Income Tax Benefit
Income tax benefit related to continuing operations for the nine months ended September 30, 2016 was due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”), the reversal of a deferred tax liability at one TRS entity and the release of a tax reserve at the REIT. Income tax benefit related to continuing operations for the nine months ended September 30, 2015 was due primarily to operating losses at our TRS entities.
Discontinued Operations
Discontinued operations for the nine months ended September 30, 2016 primarily reflect separation costs relating to the CCP Spin-Off. Substantially all of the amounts reported as discontinued operations for the nine months ended September 30, 2015 reflect the historical revenues of the CCP properties prior to the CCP Spin-Off, net of depreciation, allocated interest expense and merger-related expenses and deal costs.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the nine months ended September 30, 2016 and 2015 primarily relates to the sale of five properties through September 30, 2016 and 55 properties through September 30, 2015, respectively, excluding those properties classified as discontinued operations.
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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains (or losses) from sales of real estate property, including gain or loss on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-

operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions related to unconsolidated entities; and (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.
Our FFO and normalized FFO for the three and nine months ended September 30, 2016 and 2015 are summarized in the following table. The decrease in normalized FFO for the nine months ended September 30, 2016 over the same period in 2015 is due primarily to results in 2015 from the properties that were disposed of as part of the CCP Spin-Off, partially offset by 2015 and 2016 acquisitions, net of related capital costs.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$150,446	$45,235	$411,634	$266,308
Discontinued operations	(118)	(22,383)	(755)	13,434
Gain on real estate dispositions	(144)	265	31,779	14,420
Net income	150,184	23,117	442,658	294,162
Net income attributable to noncontrolling interest	732	265	1,064	1,047
Net income attributable to common stockholders	149,452	22,852	441,594	293,115
Adjustments:
Real estate depreciation and amortization	206,560	224,688	661,632	652,025
Real estate depreciation related to noncontrolling interest	(1,865)	(1,964)	(5,754)	(5,980)
Real estate depreciation related to unconsolidated entities	1,113	1,445	4,322	4,371
Gain on real estate dispositions related to unconsolidated entities	—	—	(495)	—
Loss (gain) on real estate dispositions	144	(265)	(31,779)	(14,420)
Discontinued operations:
Loss (gain) on real estate dispositions	—	48	1	(229)
Depreciation on real estate assets	—	13,878	—	79,608
FFO attributable to common stockholders	355,404	260,682	1,069,521	1,008,490
Adjustments:
Change in fair value of financial instruments	14	(18)	(72)	6
Non-cash income tax benefit	(9,389)	(12,477)	(30,832)	(30,716)
Loss on extinguishment of debt, net	383	16,301	3,165	16,283
Loss (gain) on non-real estate dispositions related to unconsolidated entities	28	—	(557)	—
Merger-related expenses, deal costs and re-audit costs	16,965	100,548	28,769	151,685
Amortization of other intangibles	438	438	1,314	1,620
Normalized FFO attributable to common stockholders	$363,843	$365,474	$1,071,308	$1,147,368

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and unrealized foreign currency gains or losses, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$150,446	$45,235	$411,634	$266,308
Discontinued operations	(118)	(22,383)	(755)	13,434
Gain on real estate dispositions	(144)	265	31,779	14,420
Net income	150,184	23,117	442,658	294,162
Net income attributable to noncontrolling interest	732	265	1,064	1,047
Net income attributable to common stockholders	149,452	22,852	441,594	293,115
Adjustments:
Interest	105,063	109,307	312,001	323,850
Loss on extinguishment of debt, net	383	15,331	3,165	14,897
Taxes (including tax amounts in general, administrative and professional fees)	(7,940)	(10,053)	(27,214)	(26,057)
Depreciation and amortization	208,387	240,210	666,735	736,870
Non-cash stock-based compensation expense	5,848	4,869	15,885	16,061
Merger-related expenses, deal costs and re-audit costs	16,489	99,802	25,741	150,705
Net income (loss) attributable to noncontrolling interest, net of consolidated joint venture partners’ share of EBITDA	(3,076)	(3,215)	(9,229)	(9,598)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	5,509	5,555	20,861	11,511
Loss (gain) on real estate dispositions	144	(217)	(31,778)	(14,649)
Unrealized foreign currency gains	(359)	(264)	(931)	(1,391)
Change in fair value of financial instruments	13	(18)	(101)	6
Adjusted EBITDA	$479,913	$484,159	$1,416,729	$1,495,320

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and nine months ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(In thousands)
Income from continuing operations	$150,446	$45,235	$411,634	$266,308
Discontinued operations	(118)	(22,383)	(755)	13,434
Gain on real estate dispositions	(144)	265	31,779	14,420
Net income	150,184	23,117	442,658	294,162
Net income attributable to noncontrolling interest	732	265	1,064	1,047
Net income attributable to common stockholders	149,452	22,852	441,594	293,115
Adjustments:
Interest and other income	(562)	(74)	(792)	(782)
Interest	105,063	109,307	312,001	323,850
Depreciation and amortization	208,387	240,210	666,735	736,870
General, administrative and professional fees	31,567	32,116	95,387	100,408
Loss on extinguishment of debt, net	383	15,331	3,165	14,897
Merger-related expenses and deal costs	16,335	99,335	25,827	149,092
Other	2,430	4,970	8,901	15,568
Net income attributable to noncontrolling interest	732	273	1,064	1,167
(Income) loss from unconsolidated entities	(931)	955	(2,151)	1,197
Income tax benefit	(8,537)	(10,697)	(28,507)	(27,736)
Loss (gain) on real estate dispositions	144	(217)	(31,778)	(14,649)
NOI (including amounts in discontinued operations)	504,463	514,361	1,491,446	1,592,997
Discontinued operations	—	(41,090)	—	(198,996)
NOI (excluding amounts in discontinued operations)	$504,463	$473,271	$1,491,446	$1,394,001
Liquidity and Capital Resources
As of September 30, 2016, we had a total of $89.3 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2016, we also had escrow deposits and restricted cash of $89.5 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the nine months ended September 30, 2016, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, and development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.
Unsecured Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of September 30, 2016, and a $200.0 million fully funded term loan and an $800.0 million term loan (with $373.4 million outstanding), each priced at LIBOR plus 1.05% as of September 30, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $800.0 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
In May 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million.
As of September 30, 2016, we had $232.4 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
Senior Notes
In May 2016, we issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.
In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016 of $94.5 million and recognized a loss on extinguishment of debt of $0.3 million.
In September 2016, we issued and sold $450.0 million aggregate principal amount of 3.25% senior notes due 2026 at a public offering price equal to 99.811% of par, for total proceeds of $449.1 million before the underwriting discount and expenses. In July 2016, we entered into $225 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates between July and the September issuance of 3.25% senior notes due 2026.  On the issuance date, we realized a gain of $1.9 million from these swaps which will be recognized over the life of the notes using an effective interest method.

Mortgages
During the nine months ended September 30, 2016, we repaid in full mortgage loans outstanding in the aggregate principal amount of $254.7 million with a weighted average maturity of 2.1 years and recognized a loss on extinguishment of debt of $0.4 million in connection with these repayments.
Capital Stock
During the nine months ended September 30, 2016, we issued and sold 18,566,822 shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the Wexford Acquisition, for working capital and other general corporate purposes.
Subsequent to September 30, 2016, we issued and sold 297,019 shares of common stock under our ATM equity offering program for aggregate net proceeds of $21.2 million, after sales agent commissions of $0.3 million. As of September 30, 2016, approximately $252.1 million of our common stock remained available for sale under our ATM equity offering program.
During the nine months ended September 30, 2016, third party investors redeemed 65,581 OP Units and 311,208 Class C Units for 370,558 shares of Ventas common stock, valued at $23.0 million.

Cash Flows
The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2016 and 2015:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$53,023	$55,348	$(2,325)	(4.2)%
Net cash provided by operating activities	1,001,270	1,022,045	(20,775)	(2.0)
Net cash used in investing activities	(1,494,786)	(2,254,565)	759,779	33.7
Net cash provided by financing activities	530,215	1,242,642	(712,427)	(57.3)
Effect of foreign currency translation on cash and cash equivalents	(443)	(239)	(204)	(85.4)
Cash and cash equivalents at end of period	$89,279	$65,231	24,048	36.9
Cash Flows from Operating Activities
Cash flows from operating activities decreased 2.0% during the nine months ended September 30, 2016 over the same period in 2015. The $20.8 million decrease included $185.3 million related to results in 2015 from the properties that were disposed of as part of the CCP Spin-Off and $37.0 million related to payments received from tenants during the first quarter of 2015, partially offset by $66.0 million of cash inflows related to the August 2015 acquisition of Ardent Health Services, Inc. and $7.0 million of cash inflows related to the September 2016 Wexford Acquisition. Cash flows from operating activities, excluding these items, increased 16.1% during the nine months ended September 30, 2016 over the same period in 2015.
Cash Flows from Investing Activities
Cash used in investing activities decreased $759.8 million during the nine months ended September 30, 2016 over the same period in 2015 primarily due to decreased cash paid for investments in real estate ($1.1 billion) and increased proceeds from loans receivable ($87.2 million), partially offset by an increase in investments in loans receivable and other ($80.6 million) and decreases in proceeds from real estate disposals ($346.1 million) and proceeds from the sale or maturity of marketable securities ($76.8 million).
Cash Flows from Financing Activities
Cash provided by financing activities was $530.2 million during the nine months ended September 30, 2016, compared to $1.2 billion during the nine months ended September 30, 2015. This difference is primarily due to decreased proceeds from the issuance of debt, net of repayments, used to finance acquisitions during the nine months ended September 30, 2016 over the same period in 2015, partially offset by an increase in common stock issuances during 2016.
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
We also expect to fund capital expenditures related to our senior living operations and office operations reportable business segments with the cash flows from the properties or through additional borrowings. To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2016, we had five properties under development pursuant to these agreements, including two properties that are owned by an unconsolidated real estate entity. Through September 30, 2016, we have funded $44.8 million of our share of estimated total equity commitment toward these projects. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of September 30, 2016 and December 31, 2015:

	As of September 30, 2016	As of December 31, 2015
	(In thousands)
Gross book value	$9,525,165	$9,088,521
Fair value (1)	9,989,909	9,170,508
Fair value reflecting change in interest rates (1):
-100 basis points	10,542,346	9,674,423
+100 basis points	9,482,101	8,708,963

(1)	The change in fair value of our fixed rate debt from December 31, 2015 to September 30, 2016 was due primarily to changes in the fair market value interest rates related to our senior notes.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2016	As of December 31, 2015	As of September 30, 2015
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,869,733	$7,534,459	$7,560,205
Corporate swap	200,000	—	—
Mortgage loans and other (1)	1,455,432	1,554,062	1,632,402
Variable rate:
Unsecured revolving credit facility	232,405	180,683	114,052
Unsecured term loans	1,273,353	1,568,477	1,572,036
Mortgage loans and other (1)	286,914	433,339	455,012
Total	$11,317,837	$11,271,020	$11,333,707
Percentage of total debt:
Fixed rate:
Senior notes and other	69.5%	66.9%	66.7%
Corporate swap	1.8	—	—
Mortgage loans and other (1)	12.9	13.8	14.4
Variable rate:
Unsecured revolving credit facility	2.0	1.6	1.0
Unsecured term loans	11.3	13.9	13.9
Mortgage loans and other (1)	2.5	3.8	4.0
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.6%	3.5%	3.5%
Corporate swap	2.0	—	—
Mortgage loans and other (1)	5.6	5.7	5.7
Variable rate:
Unsecured revolving credit facility	1.7	1.4	1.6
Unsecured term loans	1.5	1.4	1.2
Mortgage loans and other (1)	2.1	2.0	2.1
Total	3.5	3.5	3.5

(1)
Borrowings as of September 30, 2016; December 31, 2015; and September 30, 2015 exclude $66.0 million, $22.9 million, and $48.3 million, respectively, of debt related to real estate assets classified as held for sale. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $150.3 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $247.2 million notional amount of interest rate swaps with maturities ranging from October 1, 2016 to August 3, 2020, which effectively converts variable rate debt to fixed rate debt. The decrease in our outstanding variable rate debt at September 30, 2016 compared to December 31, 2015 is primarily attributable to the $200 million notional amount interest rate swap that we entered into during the first quarter of 2016 that effectively converts LIBOR-based floating rate debt to fixed rate debt and 2016 term loan and mortgage repayments, partially offset by borrowings under our unsecured revolving credit facility. Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2016, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2016, interest expense for 2016 would increase by approximately $17.2 million, or $0.05 per diluted common share.
As of September 30, 2016 and December 31, 2015, our joint venture partners’ aggregate share of total debt was $80.9 million and $94.5 million, respectively, pertaining to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $116.1 million and $115.1 million as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $830.1 million and $855.7 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2016 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first nine months of 2016 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging by looking out for the next year and continually assessing our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2016, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the third quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in NOTE 12. ''LITIGATION'' of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2015.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	5,305	$76.16
August 1 through August 31	2,519	73.18
September 1 through September 30	59	68.86

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: October 28, 2016

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