Form 10-K
period 2016-12-31
VENTAS INC
filed 2017-02-14
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2016, based on a closing price of the common stock of $72.82 as reported on the New York Stock Exchange, was $21.1 billion.  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of February 9, 2017, 354,623,008 shares of the Registrant’s common stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 18, 2017 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	The nature and extent of future competition, including new construction in the markets in which our seniors housing communities and office buildings are located;

•	The extent and effect of future or pending healthcare reform and regulation, including cost containment measures and changes in reimbursement policies, procedures and rates;

•	Increases in our borrowing costs as a result of changes in interest rates and other factors;

•
The ability of our tenants, operators and managers, as applicable, to comply with laws, rules and regulations in the operation of our properties, to deliver high-quality services, to attract and retain qualified personnel and to attract residents and patients;

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ended December 31, 2016 and for the year ending December 31, 2017;

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

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index (“CPI”) or the U.K. Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

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

ii

iii

PART I

ITEM 1.    Business
BUSINESS
Overview

Ventas, Inc., an S&P 500 company, is a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2016, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had six properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is currently headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2016, we leased a total of 549 properties (excluding MOBs and 33 properties owned through investments in unconsolidated entities) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 298 seniors housing communities (excluding one property owned through investments in unconsolidated entities) for us pursuant to long-term management agreements.

Our three largest tenants, Brookdale Senior Living, Kindred and Ardent leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of December 31, 2016.

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

In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Life Sciences Acquisition”). As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science assets.

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

Generating Reliable and Growing Cash Flows

Generating reliable and growing cash flows from our seniors housing and healthcare assets enables us to pay regular cash dividends to stockholders and creates opportunities to increase stockholder value through profitable investments. The combination of steady contractual growth from our long-term triple-net leases, steady, reliable cash flows from our loan investments and stable cash flows from our office buildings with the higher growth potential inherent in our seniors housing operating communities drives our ability to generate sustainable, growing cash flows that are resilient to economic downturns.

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

Preserving Our Financial Strength, Flexibility and Liquidity

A strong, flexible balance sheet and excellent liquidity position us favorably to capitalize on strategic growth opportunities in the seniors housing and healthcare industries through acquisitions, investments and development and redevelopment projects. We maintain our financial strength to pursue profitable investment opportunities by actively managing our leverage, improving our cost of capital and preserving our access to multiple sources of liquidity, including unsecured bank debt, mortgage financings and public debt and equity markets.

2016 Highlights and Other Recent Developments

Investments and Dispositions

•
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford from Blackstone for total consideration of $1.5 billion. The Life Sciences Acquisition added to our portfolio 23 operating properties, two development assets and nine future development sites.

•
In October 2016, we committed to provide secured debt financing in the amount of $700.0 million to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”). The loan (the “Loan”) has a five-year term and is LIBOR-based with an initial interest rate of approximately 8.0% and is guaranteed by Ardent’s parent company. Ardent will also receive an equity contribution from its majority owner, an affiliate of Equity Group Investments. The Loan is subject to the satisfaction of customary closing conditions. Ardent’s acquisition of LHP is expected to close in the first quarter of 2017, but there can be no assurance as to whether, when or on what terms Ardent’s acquisition of LHP or the Loan will be completed.

•
During 2016, we made a $140.0 million secured mezzanine loan investment relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95%, and we acquired two MOBs, one triple-net leased seniors housing asset and other investments for approximately $42.3 million.

•
During the year ended December 31, 2016, we sold 29 triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and six MOBs for aggregate consideration of $300.8 million. We recognized a gain on the sales of these assets of $98.2 million (net of taxes).

•
During 2016, we received aggregate proceeds of $309.0 million in final repayment of three secured loans receivable and partial repayment of one secured loan receivable and recognized gains of $9.6 million on the repayment of these loans receivable.

Capital and Dividends

•
During 2016, we issued and sold 18.9 million shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions.

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

•	In 2016, we paid an annual cash dividend on our common stock of $2.965 per share. In December 2016, our fourth quarter 2016 dividend grew by 6% over third quarter 2016 to $0.775.

Portfolio

•
In April 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred master leases, for which we received a $3.5 million fee. Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred master leases. Separately, in October 2016, we sold the 7 LTACs to an unrelated third party for $3.0 million, and recognized a gain of $2.9 million.

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

•
In November 2016, we entered into agreements with Kindred providing that (i) Kindred will either acquire all 36 SNFs owned by us and operated by Kindred for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business, or renew the current lease on all unpurchased SNFs through 2025 at the current rent level; and (ii) Kindred has extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments (including properties classified as held for sale and excluding properties owned through investments in unconsolidated entities) as of and for the year ended December 31, 2016:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties (1)	# of Units/ Sq. Ft./Beds(2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	744	65,175	$16,074,611	61.8%	$246.6	$2,351,473	68.4%
MOBs(3)	365	20,443,999	5,393,841	20.7	0.3	599,058	17.4
Life science and innovation centers	23	4,272,185	1,587,915	6.1	0.4	52,354	1.5
Skilled nursing facilities	53	6,279	358,329	1.4	57.1	75,985	2.2
Specialty hospitals	38	3,282	453,166	1.7	138.1	160,009	4.6
General acute care hospitals	12	2,064	1,459,353	5.6	707.1	105,673	3.1
Total properties	1,235		25,327,215	97.3		3,344,552	97.2
Secured loans receivable and investments, net			702,021	2.7		98,094	2.8
Interest and other income			—	—		876	0.0
Total			$26,029,236	100.0%		$3,443,522	100.0%

(1)
As of December 31, 2016, we also owned 21 seniors housing communities, 13 skilled nursing facilities and five MOBs through investments in unconsolidated entities. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom and, excluding MOBs, were operated or managed by 94 unaffiliated healthcare operating companies, including the following publicly traded companies or their subsidiaries: Brookdale Senior Living (140 properties) (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement); Kindred (68 properties) (excluding one MOB); 21st Century Oncology Holdings, Inc. (12 properties); Capital Senior Living Corporation (12 properties); Spire Healthcare plc (three properties); and HealthSouth Corp. (four properties).

(2)
Seniors housing communities are measured in units; MOBs and life science and innovation centers are measured by square footage; and skilled nursing facilities, specialty hospitals and general acute care hospitals are measured by bed count.

(3)
As of December 31, 2016, we leased 67 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 279 of our consolidated MOBs and 19 of our consolidated MOBs were managed by eight unaffiliated managers. Through Lillibridge and PMBRES, we also provided management and leasing services for 90 MOBs owned by third parties as of December 31, 2016.

Seniors Housing and Healthcare Properties

As of December 31, 2016, we owned a total of 1,274 seniors housing and healthcare properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale) as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	731	13	21	765
MOBs	332	33	5	370
Life science and innovation centers	15	8	—	23
Skilled nursing facilities	53	—	13	66
Specialty hospitals	37	1	—	38
General acute care hospitals	12	—	—	12
Total	1,180	55	39	1,274
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
Medical Office Buildings
Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2016, we owned or managed for third parties approximately 24 million square feet of MOBs that are predominantly located on or near an acute care hospital campus.
Life Science and Innovation Centers
Our life science and innovation centers contain laboratory and office space primarily for scientific research for universities, academic medical centers, technology, biotechnology, medical device and pharmaceutical companies and other organizations involved in the life science industry. While these properties have characteristics similar to commercial office buildings, they generally contain more advanced electrical, mechanical, and heating, ventilating and air conditioning systems. The facilities generally have specialty equipment including emergency generators, fume hoods, lab bench tops and related amenities. In many instances, life science tenants make significant investments to improve their leased space, in addition to landlord improvements, to accommodate biology, chemistry or medical device research initiatives. Our life science and innovation centers are primarily located on or contiguous to university and academic medical campuses. The campus settings allow us the opportunity to provide flexible, contiguous/adjacent expansion to accommodate the growth of existing tenants.

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
Long-Term Acute Care Hospitals
30 of our properties are operated as LTACs. LTACs have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our LTACs are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own eight inpatient rehabilitation hospitals devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.
General Acute Care Hospitals
12 of our properties are operated as general acute care hospitals. General acute care hospitals provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These hospitals also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. In the United States, these hospitals receive payments for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations, preferred provider organizations, other private insurers and directly from patients.
Geographic Diversification of Properties
Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs), in each case excluding amounts in discontinued operations, for the year ended December 31, 2016.

The following table shows our rental income and resident fees and services by geographic location for the year ended December 31, 2016:

	Rental Income and Resident Fees and Services (1)	Percent of Total Revenues (1)
	(Dollars in thousands)
Geographic Location
California	$526,388	15.3%
New York	302,348	8.8
Texas	215,370	6.3
Illinois	167,907	4.9
Florida	153,566	4.5
Pennsylvania	128,937	3.7
Georgia	121,372	3.5
Arizona	107,160	3.1
New Jersey	94,678	2.7
Connecticut	91,712	2.7
Other (36 states and the District of Columbia)	1,212,893	35.1
Total U.S	3,122,331	90.6%
Canada (7 provinces)	174,813	5.1
United Kingdom	26,338	0.8
Total	$3,323,482	96.5%	(2)

(1)	This presentation excludes revenues from properties included in discontinued operations during 2016.

(2)	The remainder of our total revenues is office building and other services revenue, income from loans and investments and interest and other income.
The following table shows our NOI by geographic location for the year ended December 31, 2016:

	NOI (1)(2)	Percent of Total NOI (1)
	(Dollars in thousands)
Geographic Location
California	$276,147	13.8%
New York	117,120	5.9
Texas	140,898	7.0
Illinois	106,831	5.3
Florida	90,742	4.5
Pennsylvania	69,155	3.5
Indiana	58,181	2.9
Arizona	57,519	2.9
North Carolina	54,755	2.7
New Mexico	51,744	2.6
Other (36 states and the District of Columbia)	867,261	43.4
Total U.S	1,890,353	94.5%
Canada (7 provinces)	83,882	4.2
United Kingdom	26,338	1.3
Total	$2,000,573	100.0%

(1)
This presentation excludes NOI from properties included in discontinued operations during 2016. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—NOI” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of NOI to our GAAP earnings.

(2)	For a reconciliation of NOI to its most directly comparable GAAP measure, income from continuing operations, see “Non-GAAP Financial Measures.”

See “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the geographic diversification of our portfolio.
Loans and Investments
As of December 31, 2016, we had $754.6 million of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Development and Redevelopment Projects
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2016, we had six properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
Segment Information
We evaluate our operating performance and allocate resources based on three reportable business segments: triple-net leased properties; senior living operations; and office operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable. We evaluate performance of the combined properties in each reportable business segment based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Significant Tenants, Operators and Managers
The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2016 (excluding properties classified as held for sale as of December 31, 2016):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations (2)	298	33.9%	53.6%	30.2%
Brookdale Senior Living (3)	140	8.1	4.8	8.3
Kindred	69	1.8	5.4	9.2
Ardent	10	5.1	3.1	5.3

(1)	Based on gross book value.

(2)	Excludes one property owned through investments in unconsolidated entities.

(3)	Excludes six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement.
Triple-Net Leased Properties
Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as lease renewals by lease agreement or by pool of assets.
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2016. If any of Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations or liquidity and our ability to service our indebtedness and other obligations and to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risks Factors—Risks Arising from Our Business—Our leases with Brookdale Senior Living, Kindred and Ardent account for a significant portion of our triple-net leased properties segment revenues and operating income; Any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
Brookdale Senior Living Leases
As of December 31, 2016, we leased 140 properties (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement) to Brookdale Senior Living pursuant to multiple lease agreements.
Pursuant to our lease agreements, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2016, the aggregate 2017 contractual cash rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, was approximately $178.8 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, was approximately $162.6 million (in each case, excluding six properties owned through investments in unconsolidated entities as of December 31, 2016). See “NOTE 3—CONCENTRATION OF CREDIT RISK” and “NOTE 14—COMMITMENTS AND CONTINGENCIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Kindred Leases
As of December 31, 2016, we leased 68 properties (excluding one MOB) to Kindred pursuant to multiple lease agreements. The properties leased pursuant to our Kindred master leases are grouped into bundles, or “renewal groups,” with each renewal group containing a varying number of geographically diversified properties. All properties within a single renewal group have the same current lease term of five to 12 years, and each renewal group is currently subject to one or more successive five-year renewal terms at Kindred’s option, provided certain conditions are satisfied. Kindred’s renewal option is “all or nothing” with respect to the properties contained in each renewal group. In November 2016, Kindred extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.
The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in the case of the remaining three original Kindred master leases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under two Kindred master leases is 2.7%, and the annual rent escalator under the other two Kindred master leases is based on year-over-year changes in CPI, subject to floors and caps. As of December 31, 2016, the aggregate 2017 contractual cash rent due to us from Kindred was approximately $170.1 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Kindred was approximately $187.7 million.
Ardent Lease
As of December 31, 2016, we leased ten hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. Pursuant to our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.
As of December 31, 2016, the aggregate 2017 contractual cash rent due to us from Ardent was approximately $109.2 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Ardent was also approximately $109.2 million.

Senior Living Operations
As of December 31, 2016, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 266 seniors housing communities included in our senior living operations reportable business segment, for which we pay annual management fees pursuant to long-term management agreements. Most of our management agreements with Atria have initial terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). The management fees payable to Sunrise under the Sunrise management agreements generally range from 5% to 7% of revenues generated by the applicable properties. See “NOTE 3—CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under those agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses and affairs or financial condition could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; Adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to certain properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Item 1A of this Annual Report on Form 10-K.
Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of six members on the Atria Board of Directors.
Competition
We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our pursuit of investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets may be unsuccessful or fail to meet our expectations” included in Item 1A of this Annual Report on Form 10-K and “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
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

Employees
As of December 31, 2016, we had 493 employees, including 263 employees associated with our office operations reportable business segment, but excluding 1,384 employees at our Canadian seniors housing communities under the supervision and control of our independent managers. Although the applicable manager is responsible for hiring and maintaining the labor force at each of our Canadian seniors housing communities, we bear many of the costs and risks generally borne by employers, particularly with respect to those properties with unionized labor. None of our employees is subject to a collective bargaining agreement, other than those employees in the Canadian seniors housing communities managed by Sunrise or Atria. We believe that relations with our employees are positive. See “Risk Factors—Risks Arising from Our Business—Our operating assets expose us to various operational risks, liabilities and claims that could adversely affect our ability to generate revenues or increase our costs and could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.
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
Through our office operations, we provide engineering, construction and architectural services in connection with new development projects, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to our clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, the affected MOB, which could have a Material Adverse Effect on us.
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
GOVERNMENTAL REGULATION
Healthcare Regulation
Overview
Healthcare is a highly regulated industry and we expect that trend will, in general, continue in the future. Our tenants, operators and managers are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, and other laws and regulations governing the operation of healthcare facilities. The applicable rules are wide-ranging and can subject our tenants, operators and managers to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.
The recent U.S. presidential election, coupled with a Republican-controlled Congress, makes the repeal of the Affordable Care Act (“ACA”) a possibility. Beyond this, significant changes to commercial health insurance, Medicare and Medicaid are all possible. Government payors, such as the federal Medicare program and state Medicaid programs, as well as private insurance carriers (including health maintenance organizations and other health plans), are likely to impose greater discounts and more stringent cost controls upon operators (through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise). A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.
Licensure, Certification and CONs
In general, the operators of our hospitals and skilled nursing facilities must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a hospital or skilled nursing facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.
In addition, many of our skilled nursing facilities are subject to state CON laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. See “Risk Factors-Risks Arising from Our Business-If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.
State CON laws remained largely unchanged in 2016, with the exceptions of New Hampshire and Tennessee. New Hampshire repealed its CON laws, effective June 30, 2016. Tennessee, on the other hand, deleted or liberalized several services from its CON requirements while adding others. Among the additions to CON requirements, hospitals in Tennessee are now required to obtain a CON when seeking to create a satellite emergency department, as well as prior to starting an organ donation/organ transplant service.
    Compared to hospitals and skilled nursing facilities, seniors housing communities (other than those that receive

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
As discussed in greater detail below, a number of states have instituted Medicaid waiver programs that blend the functions of healthcare and custodial care providers, and expand the scope of services that can be provided under certain licenses. The trend toward this kind of experimentation is likely to continue, and even hasten, under current political leadership. The temporary and experimental nature of these programs means that states will also continue to adjust their licensing and certification processes, which may result in some of our operators facing increased competition and others facing new requirements.
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

•
State and federal data privacy and security laws, including the privacy and security rules of the Health Insurance Portability and Accountability Act of 1996, which provide for the privacy and security of certain individually identifiable health information.

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
It is too early to know whether the new presidential administration will expand on these efforts, but it is likely that states will devote additional resources to Medicaid fraud, waste, and abuse initiatives. Medicaid reform plans may include lowering the growth rate of Medicaid spending, which will put pressure on states to exert greater scrutiny over the utilization of services.

Medicare’s fraud, waste, and abuse initiatives will also likely be retooled during the new presidential administration. A backlog of provider appeals in response to Medicare audits may require the Centers for Medicare and Medicaid Services (“CMS”) to consider more expedited and conservative methods for determining recovery amounts. The Recovery Audit Contractor program, which has recovered more than $2 billion for the Medicare program, continues to be controversial and may be modified under the new administration. Finally, the growth of value- based reimbursement models in Medicare may result in new rules regarding physician ownership of other providers, provider referrals, and provider affiliated charities buying down the cost of care for certain consumers. In total, Medicare program integrity might be less of a focus of the new administration, but there will be policy changes and as yet unknown pockets of increased oversight that are expected to create new risks for operators of healthcare facilities.
Reimbursement
The majority of skilled nursing facilities reimbursement, and a significant percentage of hospital reimbursement, is through Medicare and Medicaid. Medical buildings and other healthcare related properties have provider tenants that participate in Medicare and Medicaid. These programs are often their largest source of funding. Seniors housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. The passage of the ACA in 2010 allowed formerly uninsured Americans to acquire coverage and utilize additional health care services. In addition, the ACA gave the Centers for Medicare and Medicaid Services new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into skilled nursing facilities. The potential risks that accompany these regulatory and market changes are discussed below.

•
As a result of the ACA, and specifically Medicaid expansion and establishment of health insurance exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance than in 2010. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The new presidential administration and Republican-controlled Congress are committed to repealing the ACA and replacing it with a less federalized model for providing health insurance to individuals and families unable to purchase health insurance on their own. The details of the replacement model are not yet known, but potential end results could be fewer insured individuals and families or individuals and families maintaining less comprehensive insurance coverage. Either outcome could adversely impact the resources of our operators.

•
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from skilled nursing facilitates and promote “aging in place” in “the least restrictive environment.” Several states have implemented home and community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a skilled nursing facility. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. The new presidential administration may be generally supportive of these programs, but it is nonetheless likely that particular initiatives will gain or lose favor, and certain current initiatives might come to an end or be modified.

•
CMS is currently in the midst of transitioning Medicare from a traditional fee for service reimbursement model to capitated, value-based, and bundled payment approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly eight million Medicare beneficiaries now receive care via accountable care organizations, and another 18 million are enrolled in Medicare Advantage health plans. The continued trend toward capitated, value-based, and bundled payment approaches has the potential diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies such medical resonance imaging services. This could adversely impact the medical properties that house these physicians and medical technology providers.

•
The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. Medicare’s payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services often desire. In addition, the Medicare and CHIP Reauthorization Act of 2015 establishes a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This will include payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in medical buildings and other health care properties.

For the year ended December 31, 2016, approximately 9.2% of our total revenues and 15.0% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to skilled nursing facilities and hospitals in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.
Life Science and Innovation Centers
In 2016, we entered the life science and innovation sector (“life science”) through the Life Sciences Acquisition. The life science tenants of these assets are largely university-affiliated organizations. These university-affiliated life science tenants are dependent on government funding to varying degrees. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the life science industry face high levels of regulation, expense and uncertainty.
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
We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2016 and do not expect that we will be required to make any such material capital expenditures during 2017.
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

CERTAIN U.S. FEDERAL INCOME TAX CONSIDERATIONS

The following discussion summarizes certain U.S. federal income tax considerations that may be relevant to you as a holder of our stock. It is not tax advice, nor does it purport to address all aspects of U.S. federal income taxation that may be important to particular stockholders in light of their personal circumstances or to certain types of stockholders, such as insurance companies, tax-exempt organizations (except to the extent discussed below under “Treatment of Tax-Exempt Stockholders”), financial institutions, pass-through entities (or investors in such entities) or broker-dealers, and non-U.S. individuals and entities (except to the extent discussed below under “Special Tax Considerations for Non-U.S. Stockholders”), that may be subject to special rules.
The statements in this section are based on the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury Regulations, Internal Revenue Service (“IRS”) rulings, administrative interpretations and judicial decisions now in effect, all of which are subject to change or different interpretation, possibly with retroactive effect. The laws governing the U.S. federal income tax treatment of REITs and their stockholders are highly technical and complex, and this discussion is qualified in its entirety by the authorities listed above. We cannot assure you that new laws, interpretations of law or court decisions will not cause any statement herein to be inaccurate.
Federal Income Taxation of Ventas

We elected REIT status beginning with the year ended December 31, 1999. We believe that we have satisfied the requirements to qualify as a REIT for federal income tax purposes for all tax years starting in 1999, and we intend to continue to do so. By qualifying for taxation as a REIT, we generally are not subject to federal income tax on net income that we currently distribute to stockholders, which substantially eliminates the “double taxation” (i.e., taxation at both the corporate and stockholder levels) that results from investment in a C corporation (i.e., a corporation generally subject to full corporate-level tax). Our qualification and taxation as a REIT depend upon our ability to meet the various qualification tests imposed under the Code, which are discussed below, including through actual operating results, asset composition, distribution levels and diversity of stock ownership.
Notwithstanding such qualification, we are subject to federal income tax on any undistributed taxable income, including undistributed net capital gains, at regular corporate rates. In addition, we are subject to a 4% excise tax if we do not satisfy specific REIT distribution requirements. See “Requirements for Qualification as a REIT-Annual Distribution Requirements.” Under certain circumstances, we may be subject to the “alternative minimum tax” on our undistributed items of tax preference. If we have net income from the sale or other disposition of “foreclosure property” (as described below) held primarily for sale to customers in the ordinary course of business or certain other non-qualifying income from foreclosure property, we are subject to tax at the highest corporate rate on that income. See “Requirements for Qualification as a REIT-Foreclosure Property.” In addition, if we have net income from “prohibited transactions” (which are, in general, certain sales or other dispositions of property (other than foreclosure property) held primarily for sale to customers in the ordinary course of business), that income is subject to a 100% tax.
We also may be subject to “Built-in Gains Tax” on any appreciated asset that we own or acquire that was previously owned by a C corporation. If we dispose of any such asset and recognize gain on the disposition during the five-year period immediately after the asset was owned by a C corporation (either prior to our REIT election, or through stock acquisition or merger), then we generally are subject to regular corporate income tax on the gain equal to the lesser of the recognized gain at the time of disposition or the built-in gain in that asset as of the date it became a REIT asset. Certain exceptions may apply if the C corporation makes an election to receive different treatment or if we acquired the asset in an exchange under Section 1031 (a like-kind exchange) or 1033 (an involuntary conversion) of the Code.
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

See “Requirements for Qualification as a REIT” below for other circumstances in which we may be required to pay federal taxes.
Requirements for Qualification as a REIT

To qualify as a REIT, we must meet the requirements discussed below relating to our organization, sources of income, nature of assets and distributions of income to our stockholders.
Organizational Requirements

The Code defines a REIT as a corporation, trust or association: (i) that is managed by one or more directors or trustees; (ii) the beneficial ownership of which is evidenced by transferable shares or by transferable certificates of beneficial interest; (iii) that would be taxable as a domestic corporation but for Sections 856 through 859 of the Code; (iv) that is neither a financial institution nor an insurance company subject to certain provisions of the Code; (v) the beneficial ownership of which is held by 100 or more persons during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year (the “100 Shareholder Rule”); (vi) not more than 50% in value of the outstanding stock of which is owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) during the last half of each taxable year (the “5/50 Rule”); (vii) that makes an election to be a REIT (or has made such election for a prior taxable year) and satisfies all relevant filing and other administrative requirements established by the IRS that must be met in order to elect and to maintain REIT status; (viii) that uses a calendar year for federal income tax purposes; and (ix) that meets certain other tests, described below, regarding the nature of its income and assets and the amount of its distributions.
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
Gross Income Tests

We must satisfy two annual gross income requirements to qualify as a REIT:

•
At least 75% of our gross income (excluding gross income from prohibited transactions, certain hedging transactions and certain foreign currency gains) for each taxable year must consist of defined types of income derived directly or indirectly from investments relating to real property or mortgages on real property (including pledges of equity interest in certain entities holding real property and also including “rents from real property” (as defined in the Code)) and, in certain circumstances, interest on certain types of temporary investment income; and

•
At least 95% of our gross income (excluding gross income from prohibited transactions, certain hedging transactions and certain foreign currency gains) for each taxable year must be derived from such real property or temporary investments, dividends, interest and gains from the sale or disposition of stock or securities, or from any combination of the foregoing.

We believe, but cannot assure you, that we have been and will continue to be in compliance with these gross income tests. If we fail to satisfy one or both tests for any taxable year, we nevertheless may qualify as a REIT for that year if we qualify under certain relief provisions of the Code, in which case we would be subject to a 100% tax on the gross income attributable to the amount by which we failed the applicable test, multiplied by a percentage intended to reflect our profitability. If we fail to satisfy one or both tests and do not qualify under the relief provisions for any taxable year, we will not qualify as a REIT for that year, which would have a Material Adverse Effect on us.

Rents we receive from a tenant will qualify as “rents from real property” for the purpose of satisfying the gross income requirements for a REIT described above only if all of the following conditions are met:

•
The amount of rent is not based in whole or in part on the income or profits of any person. However, an amount we receive or accrue generally will not be excluded from the term “rents from real property” solely because it is based on a fixed percentage or percentages of receipts or sales;

•
Neither we nor an actual or constructive owner of 10% or more of our stock actually or constructively owns 10% or more of the interests in the assets or net profits of a non-corporate tenant, or, if the tenant is a corporation, 10% or more of the total combined voting power of all classes of stock entitled to vote or 10% or more of the total value of all classes of stock of the tenant, subject to limited exceptions for a tenant that is a taxable REIT subsidiary, or “TRS”;

•
Rent attributable to personal property, leased in connection with a lease of real property, is not greater than 15% of the total rent received under the lease. If this condition is not met, then the portion of the rent attributable to personal property will not qualify as “rents from real property”; and

•	We generally may not operate or manage the property or furnish or render services to our tenants, subject to a 1% de minimis exception and certain other exceptions.

Asset Tests

At the close of each quarter of our taxable year, we must satisfy the following tests relating to the nature of our assets:

•
At least 75% of the value of our total assets must be represented by cash or cash items (including certain receivables), government securities, “real estate assets” (including interests in real property and in mortgages on real property and shares in other qualifying REITs) (for taxable years beginning after December 31, 2015, the term “real estate assets” also includes (i) unsecured debt instruments of REITs that are required to file annual and periodic reports with the SEC under the Exchange Act (“Publicly Offered REITs”) (ii) personal property securing a mortgage secured by both real property and personal property if the fair market value of such personal property does not exceed 15% of the combined fair market value of all such personal and real property and (iii) personal property leased in connection with a lease of real property for which the rent attributable to personal property is not greater than 15% of the total rent received under the lease) or, in cases where we raise new capital through stock or long-term (i.e., having a maturity of at least five years) public debt offerings, temporary investments in stock or debt instruments during the one-year period following our receipt of such capital (the “75% asset test”); and

•
Of the investments not meeting the requirements of the 75% asset test, the value of any single issuer’s debt and equity securities that we own (other than our equity interests in any entity classified as a partnership for federal income tax purposes, the stock or debt of a taxable REIT subsidiary or the stock or debt of a qualified REIT subsidiary or other disregarded entity subsidiary) may not exceed 5% of the value of our total assets (the “5% asset test”), and we may not own more than 10% of any single issuer’s outstanding voting securities (the “10% voting securities test”) or more than 10% of the value of any single issuer’s outstanding securities (the “10% value test”), subject to limited “safe harbor” exceptions.

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
Foreclosure Property

The foreclosure property rules permit us (by our election) to foreclose or repossess properties without being disqualified as a REIT as a result of receiving income that does not qualify under the gross income tests. However, in such a case, we would be subject to a corporate tax on the net non-qualifying income from “foreclosure property,” and the after-tax amount would increase the dividends we would be required to distribute to stockholders. See “Annual Distribution Requirements”. This corporate tax would not apply to income that qualifies under the REIT 75% income test.
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
Taxable REIT Subsidiaries

A TRS is a corporation subject to tax as a regular C corporation. Generally, a TRS can own assets that cannot be owned by a REIT directly and can perform tenant services (excluding the direct or indirect operation or management of a lodging or healthcare facility) that would otherwise disqualify the REIT’s rental income under the gross income tests. Notwithstanding general restrictions on related party rent, a REIT can lease healthcare properties to a TRS if the TRS does not manage or operate the properties and instead engages an eligible independent contractor to manage them. We are permitted to own up to 100% of a TRS, subject to the 25% TRS Test (or 20% TRS Test, as applicable) but the Code imposes certain limits on the ability of the TRS to deduct interest payments made to us. In addition, we are subject to a 100% penalty tax on any excess payments received by us or any excess expenses deducted by the TRS if the economic arrangements between the REIT, the REIT’s tenants and the TRS are not comparable to similar arrangements among unrelated parties.
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
We believe, but cannot assure you, that we have satisfied the annual distribution requirements for the year of our initial REIT election and each subsequent year through the year ended December 31, 2016. Although we intend to satisfy the annual distribution requirements to continue to qualify as a REIT for the year ending December 31, 2017 and thereafter, economic, market, legal, tax or other considerations could limit our ability to meet those requirements.
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
Provided we qualify as a REIT, distributions made to our taxable U.S. Stockholders out of current or accumulated earnings and profits (and not designated as capital gain dividends) generally will be taxable to such U.S. Stockholders as ordinary income and will not be eligible for the qualified dividends rate generally available to non-corporate holders or for the dividends received deduction generally available to corporations. Distributions that are designated as capital gain dividends will be taxed as a long-term capital gain (to the extent such distributions do not exceed our actual net capital gain for the taxable year) without regard to the period for which the stockholder has held our stock. The distributions we designate as capital gain dividends may not exceed our dividends paid for the taxable year, including dividends paid the following year that we treated as paid in the current year. Distributions in excess of current and accumulated earnings and profits will not be taxable to a U.S. Stockholder to the extent they do not exceed the U.S. Stockholder’s adjusted basis of our stock (determined on a share-by-share basis), but rather will reduce the U.S. Stockholder’s adjusted basis of our stock. To the extent that distributions in excess of current and accumulated earnings and profits exceed the U.S. Stockholder’s adjusted basis of our stock, such distributions will be included in income as capital gains and taxable at a rate that will depend on the U.S. Stockholder’s holding period for our stock. Any distribution declared by us and payable to a stockholder of record on a specified date in October, November or December of any year will be treated as both paid by us and received by the stockholder on December 31 of that year, provided that we actually pay the distribution during January of the following calendar year. Distributions of amounts previously subject to corporate-level tax (such as dividends we received from TRSs or other corporations, and income that we retained and paid taxes on) are subject to a 20% maximum rate if certain holding period requirements are met.
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

Treatment of Tax-Exempt Stockholders

Tax-exempt organizations, including qualified employee pension and profit sharing trusts and individual retirement accounts (collectively, “Exempt Organizations”), generally are exempt from U.S. federal income taxation but are subject to taxation on their unrelated business taxable income (“UBTI”). While many investments in real estate generate UBTI, a ruling published by the IRS states that dividend distributions by a REIT to an exempt employee pension trust do not constitute UBTI. Based on that ruling, and subject to the exceptions discussed below, amounts distributed by us to Exempt Organizations generally should not constitute UBTI. However, if an Exempt Organization finances its acquisition of our stock with debt, a portion of its income from us will constitute UBTI pursuant to the “debt-financed property” rules. Social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans that are exempt from taxation under paragraphs (7), (9), (17) and (20), respectively, of Section 501(c) of the Code are subject to different UBTI rules, which generally require them to characterize distributions from us as UBTI, and in certain circumstances, a pension trust that owns more than 10% of our stock is required to treat a percentage of the dividends from us as UBTI.
Special Tax Considerations for Non-U.S. Stockholders

As used herein, the term “Non-U.S. Stockholder” refers to any beneficial owner of our stock that is, for U.S. federal income tax purposes, a nonresident alien individual, foreign corporation, foreign estate or foreign trust, but does not include any foreign stockholder whose investment in our stock is “effectively connected” with the conduct of a trade or business in the United States. Such a foreign stockholder, in general, is subject to U.S. federal income tax with respect to its investment in our stock in the same manner as a U.S. Stockholder (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals), provided that, if required by an applicable income tax treaty, the foreign stockholder maintains a permanent establishment in the United States to which such income is attributable. In addition, a foreign corporation receiving income that is treated as effectively connected with a U.S. trade or business also may be subject to an additional 30% “branch profits tax” on its effectively connected earnings and profits (subject to adjustments) unless an applicable tax treaty provides a lower rate or an exemption. Certain certification requirements must be satisfied in order for effectively connected income to be exempt from withholding.
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
We expect to withhold U.S. tax at the rate of 30% on the gross amount of any dividends, other than dividends treated as attributable to gain from sales or exchanges of U.S. real property interests and capital gain dividends, paid to a Non-U.S. Stockholder, unless (i) a lower treaty rate applies and the required IRS Form W-8BEN or IRS Form W-8BEN-E (or other applicable documentation) evidencing eligibility for that reduced rate is filed with us or the appropriate withholding agent or (ii) the Non-U.S. Stockholder files an IRS Form W-8ECI or a successor form with us or the appropriate withholding agent properly claiming that the distributions are effectively connected with the Non-U.S. Stockholder’s conduct of a U.S. trade or business.
For any year in which we qualify as a REIT, distributions to a Non-U.S. Stockholder that owns more than 10% of our shares (assuming our shares are regularly traded on an established securities market located in the United States) at any time during the one-year period ending on the date of distribution and that are attributable to gain from sales or exchanges by us of U.S. real property interests will be taxed to the Non-U.S. Stockholder under the provisions of the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”) as if such gain were effectively connected with a U.S. business. Accordingly, a Non-U.S. Stockholder that owns more than 10% of our shares (assuming our shares are regularly traded on an established securities market located in the United States) will be taxed at the normal capital gain rates applicable to a U.S. Stockholder (subject to any applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals) and would be required to file a U.S. federal income tax return. Distributions subject to FIRPTA also may be subject to a branch profits tax equal to 30% of its effectively connected earnings and profits (subject to adjustments) if the recipient is a corporate Non-U.S. Stockholder not entitled to treaty relief or exemption. Under FIRPTA, we are required to withhold 35% (which is higher than the maximum rate on long-term capital gains of non-corporate persons) of any distribution to a Non-U.S.

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
If a Non-U.S. Stockholder does not own more than 10% of our shares at any time during the one-year period ending on the date of a distribution (assuming our shares are regularly traded on an established securities market located in the United States), any capital gain distributions, to the extent attributable to sales or exchanges by us of U.S. real property interests, will not be considered to be effectively connected with a U.S. business, and the Non-U.S. Stockholder would not be required to file a U.S. federal income tax return solely as a result of receiving such a distribution. In that case, the distribution will be treated as an ordinary dividend to that Non-U.S. Stockholder and taxed as an ordinary dividend that is not a capital gain distribution (and subject to withholding), as described above. In addition, the branch profits tax will not apply to the distribution. Any capital gain distribution, to the extent not attributable to sales or exchanges by us of U.S. real property interests, generally will not be subject to U.S. federal income taxation (regardless of the amount of our shares owned by a Non-U.S. Stockholder).
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
In general, the sale or other taxable disposition of our stock by a Ten Percent Non-U.S. Stockholder also will not be subject to U.S. federal income tax if we are a “domestically controlled qualified investment entity.” A REIT is a “domestically controlled qualified investment entity” if, at all times during the five-year period preceding the disposition in question, less than 50% in value of its shares is held directly or indirectly by non-U.S. persons. For purposes of determining whether a REIT is a domestically controlled qualified investment entity, certain special rules apply including the rule that a person who at all applicable times holds less than 5 percent of a class of stock that is “regularly traded” is treated as a U.S. person unless the REIT has actual knowledge that such person is not a U.S. person. Because our common stock is publicly traded, we believe, but cannot assure you, that we currently qualify as a domestically controlled qualified investment entity, nor can we assure you that we will so qualify at any time in the future. If we do not constitute a domestically controlled qualified investment entity, a Ten Percent Non-U.S. Stockholder generally will be taxed in the same manner as a U.S. Stockholder with respect to gain on the sale of our stock (subject to applicable alternative minimum tax and a special alternative minimum tax in the case of nonresident alien individuals). The sale or other taxable disposition of our stock by a Qualified Foreign Pension Fund, or any entity all of the interests of which are held by a Qualified Foreign Pension Fund, is exempt from U.S. tax irrespective of the level of its shareholding in us and of whether we are a domestically controlled qualified investment entity.
Special rules apply to certain collective investment funds that are “qualified shareholders” as defined in Section 897(k)(3) of the Code of a REIT.  Such investors, which include publicly traded vehicles that meet certain requirements, should consult with their own tax advisors prior to making an investment in our shares.
Additional Withholding Tax on Payments Made to Foreign Accounts

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
Information Reporting Requirements and Backup Withholding

Information returns may be filed with the IRS and backup withholding (at a rate of 28%) may be collected in connection with distributions paid or required to be treated as paid during each calendar year and payments of the proceeds of a sale or other disposition of our stock by a stockholder. A U.S. Stockholder will not be subject to backup withholding if such stockholder is a corporation or comes within certain other exempt categories and, when required, demonstrates this fact or provides a taxpayer identification number, certifies as to no loss of exemption from backup withholding and otherwise complies with the applicable requirements of the backup withholding rules. A stockholder who does not provide us with its correct taxpayer identification number also may be subject to penalties imposed by the IRS.
Payments of dividends on our common stock to Non-U.S. Stockholders generally will not be subject to backup withholding, provided the applicable withholding agent does not have actual knowledge or reason to know the stockholder is a United States person and the holder either certifies its non-U.S. status, such as by furnishing a valid IRS Form W-8BEN, W-8BEN-E or W-8ECI, or otherwise establishes an exemption. However, information returns are required to be filed with the IRS in connection with any dividends on our common stock paid to the Non-U.S. Stockholder, regardless of whether any tax was actually withheld. In addition, proceeds of the sale or other taxable disposition of such stock within the United States or conducted through certain U.S.-related brokers generally will not be subject to backup withholding or information reporting, if the applicable withholding agent receives the certification described above and does not have actual knowledge or reason to know that such stockholder is a United States person, or the stockholder otherwise establishes an exemption. Proceeds of a disposition of such stock conducted through a non-U.S. office of a non-U.S. broker generally will not be subject to backup withholding or information reporting. Copies of information returns that are filed with the IRS may also be made available under the provisions of an applicable treaty or agreement to the tax authorities of the country in which the Non-U.S. Stockholder resides or is established.

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
As of December 31, 2016, Atria and Sunrise, collectively, managed 266 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
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
Our leases and other agreements with Brookdale Senior Living, Kindred and Ardent account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to satisfy its obligations under our agreements could have a Material Adverse Effect on us.
The properties we lease and loans we make to Brookdale Senior Living, Kindred and Ardent account for a significant portion of our revenues and NOI, and we depend on Brookdale Senior Living, Kindred and Ardent to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and properties that are collateral for the loans. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a Material Adverse Effect on us. In addition, any failure by Brookdale Senior Living, Kindred or Ardent to effectively conduct its operations or to maintain and improve such properties could adversely affect its business reputation and its ability to attract and retain patients and residents in such properties, which could have a Material Adverse Effect on us. Brookdale Senior Living, Kindred and Ardent have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.

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
We are parties to long-term management agreements pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 266 of our seniors housing communities as of December 31, 2016. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
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
Our future results will suffer if we do not effectively manage the expansion of our hospital and life science portfolios and operations following the acquisition of AHS and the Life Sciences Acquisition.

As a result of our acquisition of AHS in 2015, we entered into the general acute care hospital sector. Also, as a result of the Life Sciences Acquisition in 2016, we entered into the university-affiliated life science sector. Part of our long-term business strategy involves expanding our hospital and life science portfolios through additional acquisitions. Both the asset management of our existing general acute care hospital and university-affiliated life science portfolios and such additional acquisitions may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new investments into our existing business in an efficient and timely manner, successfully monitor the operations, costs, regulatory compliance and service quality of our operators and leverage our relationships with Ardent and other operators of hospitals and Wexford and other operators and developers of life science properties. It is possible that our expansion or acquisition opportunities within the general acute care hospital and life science sectors will not be successful, which could adversely impact our growth and future results.
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
The healthcare industry is highly regulated, and changes in government regulation and reimbursement can have material adverse consequences on its participants, some of which may be unintended. The healthcare industry is also highly competitive, and our operators and managers may encounter increased competition for residents and patients, including with respect to the scope and quality of care and services provided, reputation and financial condition, physical appearance of the properties, price and location. Our tenants, operators and managers are large employers who compete for labor, making their results sensitive to changes in the labor market and/or wages and benefits offered to their employees. If our tenants, operators and managers are unable to successfully compete with other operators and managers by maintaining profitable occupancy and rate levels or controlling labor costs, their ability to meet their respective obligations to us may be materially adversely affected. We cannot assure you that future changes in government regulation will not adversely affect the healthcare industry, including our seniors housing and healthcare operations, tenants and operators, nor can we be certain that our tenants, operators and managers will achieve and maintain occupancy and rate levels or labor costs levels that will enable them to satisfy their obligations to us. Any adverse changes in the regulation of the healthcare industry, or the competitiveness of our tenants, operators and managers, or costs of labor, could have a more pronounced effect on us than if we had investments outside the seniors housing and healthcare industries.
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
Our senior living operating assets and office assets expose us to various operational risks, liabilities and claims that could increase our costs or adversely affect our ability to generate revenues, thereby reducing our profitability. These operational risks include fluctuations in occupancy levels, the inability to achieve economic resident fees (including anticipated increases in those fees), increases in the cost of food, materials, energy, labor (as a result of unionization or otherwise) or other services, rent control regulations, national and regional economic conditions, the imposition of new or increased taxes, capital expenditure requirements, professional and general liability claims, and the availability and cost of professional and general liability insurance. Any one or a combination of these factors could result in operating deficiencies in our senior living operations or office operations reportable business segments, which could have a Material Adverse Effect on us.
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
Limited barriers to entry in the seniors housing and MOB industries could lead to the development of new seniors housing communities or MOBs that outpaces demand. In particular, data published by the National Investment Center for Seniors Housing & Care has indicated that seniors housing construction starts have been increasing and deliveries on seniors housing communities will accelerate in 2017, especially in certain geographic markets. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could have a Material Adverse Effect on us.
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
Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, financial and other arrangements that may be entered into by healthcare providers and the research, development, clinical testing, manufacture and marketing of life science products. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.
If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could face increased costs related to changes in healthcare regulation, such as the possible repeal of the ACA by the new presidential administration and Republican-controlled Congress and a shift toward less comprehensive health coverage, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. In addition, coverage expansions via the ACA through Medicaid expansion and health insurance exchanges may be scaled back as the new presidential administration leads efforts to repeal and replace the ACA. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.
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
During the Obama administration, HHS focused on tying Medicare payments to quality or value through alternative payment models, which generally aim to make providers attentive to the total costs of treatment. Examples of alternative payment models include bundled-payment arrangements. It is unclear whether such models will successfully coordinate care and reduce costs or whether they will decrease reimbursement. The value-based purchasing trend is not limited to the public sector. Several of the nation’s largest commercial payors have also expressed an intent to increase reliance on value-based reimbursement arrangements. Further, many large commercial payors require hospitals to report quality data, and several commercial payors do not reimburse hospitals for certain preventable adverse events.
While the transition of presidential administrations and possible repeal of the ACA create unpredictability, we expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a Material Adverse Effect on us.

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
As of December 31, 2016, we owned 33 MOBs, 13 seniors housing communities, eight life science and innovation centers and one specialty hospital through consolidated joint ventures, and we had ownership interests ranging between 5% and 25% in five MOBs, 21 seniors housing communities and 13 skilled nursing facilities through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria and a 9.9% interest in Ardent as of December 31, 2016. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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
Our tenants in the life science industry face high levels of regulation, expense and uncertainty.
Life science tenants, particularly those involved in developing and marketing pharmaceutical products, are subject to certain unique risks, including the following:
Some of our tenants require significant outlays of funds for the research and development and clinical testing of their products and technologies. The economic environment in recent years has significantly impacted the ability of these companies to access the capital markets and venture capital funding. In addition, state and federal government and university budgets have been negatively impacted by the recent economic environment and, as a result certain programs, including grants related to biotechnology research and development, may be at risk of being eliminated or cut back significantly. If private investors, the government, universities, public markets or other sources of funding are unavailable to support such development, a tenant’s business may fail.

The research and development, clinical testing, manufacture and marketing of some of our tenants’ products require federal, state and foreign regulatory approvals. The approval process is typically long, expensive and uncertain. Even if our tenants have sufficient funds to seek approvals, one or all of their products may fail to obtain the required regulatory approvals on a timely basis or at all. Furthermore, our tenants may only have a small number of products under development. If one product fails to receive the required approvals at any stage of development, it could significantly adversely affect our tenant’s entire business and its ability to pay rent.

Our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.
Collaborative relationships with other life science entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.

Legislation to reform the U.S. healthcare system, including regulations and legislation relating to the ACA, may include government intervention in product pricing and other changes that adversely affect reimbursement for our tenants’ marketable products. In addition, sales of many of our tenants’ marketable products are dependent, in large part, on the availability and extent of reimbursement from government health administration authorities, private health insurers and other organizations. Changes in government regulations, price controls or third-party payors’ reimbursement policies may reduce reimbursement for our tenants’ marketable products and adversely impact our tenants’ businesses.

We cannot assure you that our tenants in the life science industry will be successful in their businesses. If our tenants’ businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.
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
For the year ended December 31, 2016, approximately 36.5% of our total NOI (excluding amounts in discontinued operations) was derived from properties located in California (13.8%), New York (5.9%), Texas (7.0%), Illinois (5.3%), and Florida (4.5%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
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
Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2016, we had approximately $11.1 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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
Covenants in the instruments governing our and our subsidiaries’ existing indebtedness limit our operational flexibility, and a covenant breach could materially adversely affect our operations.
The terms of the instruments governing our existing indebtedness require us to comply with certain customary financial and other covenants, such as maintaining debt service coverage, leverage ratios and minimum net worth requirements. Our continued ability to incur additional debt and to conduct business in general is subject to our compliance with these covenants, which limit our operational flexibility. Breaches of these covenants could result in defaults under the applicable debt instruments and could trigger defaults under any of our other indebtedness that is cross-defaulted against such instruments, even if we satisfy our payment obligations. In addition, covenants contained in the instruments governing our subsidiaries’ outstanding mortgage indebtedness may restrict our ability to obtain cash distributions from such subsidiaries for the purpose of meeting our debt service obligations. Financial and other covenants that limit our operational flexibility, as well as defaults resulting from our breach of any of these covenants, could have a Material Adverse Effect on us.
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
In the event that timing differences occur or we decide to retain cash or to distribute such greater amount as may be necessary to avoid income and excise taxation, we may seek to borrow funds, issue additional equity securities, pay taxable stock dividends, distribute other property or securities or engage in a transaction intended to enable us to meet the REIT distribution requirements. Any of these actions may require us to raise additional capital to meet our obligations; however, see “Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy.” The terms of the instruments governing our existing indebtedness restrict our ability to engage in certain of these transactions.
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
Our use of TRSs is limited under the Code.
Under the Code, no more than 25% (20% for taxable years beginning after December 31, 2017) of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain health care facilities, which may cause us to forego investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

The tax imposed on REITs engaging in “prohibited transactions” may limit our ability to engage in transactions which would be treated as sales for federal income tax purposes.
A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of property, other than foreclosure property, held primarily for sale to customers in the ordinary course of business. Although we do not intend to hold any properties that would be characterized as held for sale to customers in the ordinary course of our business, unless a sale or disposition qualifies under certain statutory safe harbors, such characterization is a factual determination and no guarantee can be given that the IRS would agree with our characterization of our properties or that we will always be able to make use of the available safe harbors.

Legislative or other actions could have a negative effect on our stockholders or us.

The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Department of the Treasury. The recent U.S. president election, coupled with a Republican-controlled Congress, makes tax reform more likely in the near-term. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, Treasury regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2016, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had six properties under development, including one property that is owned by an unconsolidated real estate entity. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2016, we had $1.7 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 123 of our properties. Excluding those portions attributed to our joint venture partners, our share of mortgage loan indebtedness outstanding was $1.6 billion.
The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2016 (including properties owned through investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		Skilled Nursing Facilities		MOBs		Life Science and Innovation Centers		Specialty Hospitals		General Acute Care
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	6	382	—	—	4	469	—	—	—	—	—	—
Arizona	28	2,562	—	—	13	830	—	—	1	60	—	—
Arkansas	4	287	—	—	1	5	—	—	—	—	—	—
California	86	9,743	4	483	25	2,034	—	—	6	503	—	—
Colorado	19	1,689	2	190	13	891	—	—	1	68	—	—
Connecticut	14	1,625	—	—	—	—	2	1,032	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	49	4,582	—	—	19	583	1	259	6	511	—	—
Georgia	20	1,751	1	162	14	1,188	—	—	—	—	—	—
Idaho	1	70	6	513	—	—	—	—	—	—	—	—
Illinois	25	2,942	1	82	37	1,547	1	129	4	430	—	—
Indiana	11	921	8	1,109	23	1,603	—	—	1	59	—	—
Kansas	9	541	—	—	1	33	—	—	—	—	—	—
Kentucky	10	911	3	377	4	173	—	—	1	384	—	—
Louisiana	1	58	—	—	5	361	—	—	—	—	—	—
Maine	6	445	—	—	—	—	—	—	—	—	—	—
Maryland	5	360	—	—	2	83	5	489	—	—	—	—
Massachusetts	19	2,104	8	963	—	—	—	—	—	—	—	—
Michigan	23	1,457	—	—	14	599	—	—	—	—	—	—
Minnesota	18	1,029	—	—	4	241	—	—	—	—	—	—
Mississippi	—	—	—	—	1	51	—	—	—	—	—	—
Missouri	2	153	—	—	20	1,096	3	465	2	227	—	—
Montana	2	182	2	276	—	—	—	—	—	—	—	—
Nebraska	1	134	—	—	—	—	—	—	—	—	—	—
Nevada	5	589	—	—	5	416	—	—	1	52	—	—
New Hampshire	1	125	1	290	—	—	—	—	—	—	—	—
New Jersey	13	1,184	1	153	3	37	—	—	—	—	—	—
New Mexico	4	468	—	—	—	—	—	—	2	123	4	544
New York	42	4,638	—	—	4	244	—	—	—	—	—	—
North Carolina	23	1,894	3	297	20	832	6	1,141	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Ohio	21	1,267	6	907	28	1,225	—	—	1	50	—	—
Oklahoma	8	463	—	—	—	—	—	—	—	—	4	954
Oregon	29	2,581	—	—	1	105	—	—	—	—	—	—
Pennsylvania	32	2,362	4	620	10	878	3	566	1	52	—	—
Rhode Island	6	596	—	—	—	—	—	—	—	—	—	—
South Carolina	5	402	—	—	20	1,104	—	—	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—	—	—
Tennessee	18	1,420	—	—	11	405	—	—	1	49	—	—
Texas	51	3,916	—	—	22	1,332	—	—	9	590	1	445
Utah	3	321	—	—	—	—	—	—	—	—	—	—
Vermont	—	—	1	144	—	—	—	—	—	—	—	—
Virginia	8	655	3	432	5	231	2	191	—	—	—	—
Washington	25	2,417	8	737	10	579	—	—	—	—	—	—
West Virginia	2	124	4	326	—	—	—	—	—	—	—	—
Wisconsin	51	2,256	—	—	21	1,105	—	—	—	—	—	—
Wyoming	2	168	—	—	—	—	—	—	—	—	—	—
Total U.S.	714	62,071	66	8,061	363	20,496	23	4,272	38	3,282	9	1,943
Canada	41	4,499	—	—	—	—	—	—	—	—	—	—
United Kingdom	10	663	—	—	—	—	—	—	—	—	3	121
Total	765	67,233	66	8,061	363	20,496	23	4,272	38	3,282	12	2,064

(1)	Square Feet are in thousands

Corporate Offices
Our headquarters are located in Chicago, Illinois, and we have additional corporate offices in: Louisville, Kentucky; Plano, Texas; and Irvine, California. We lease all of our corporate offices.

ITEM 3.    Legal Proceedings

The information contained in “NOTE 14—COMMITMENTS AND CONTINGENCIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 3. Except as set forth therein, we are not a party to, nor is any of our property the subject of, any material pending legal proceedings.

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

	Sales Price of Common Stock		Cash Dividends Declared
	High	Low
2015
First Quarter	$80.95	$69.12	$0.79
Second Quarter	76.90	61.82	0.79
Third Quarter	68.52	52.66	0.73
Fourth Quarter	58.38	49.68	0.73
2016
First Quarter	$63.22	$48.43	$0.73
Second Quarter	72.82	59.69	0.73
Third Quarter	76.56	67.33	0.73
Fourth Quarter	69.19	57.86	0.775
As of February 9, 2017, we had 354.6 million shares of our common stock outstanding held by approximately 4,750 stockholders of record.
Dividends and Distributions
We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Code governing REITs. On February 10, 2017, our Board of Directors declared the first quarterly installment of our 2017 dividend on our common stock in the amount of $0.775 per share, payable in cash on March 31, 2017 to stockholders of record on March 7, 2017. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2017. See “Certain U.S. Federal Income Tax Considerations—Requirements for Qualification as a REIT—Annual Distribution Requirements” included in Part I, Item 1 of this Annual Report on Form 10-K.
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
Prior to its suspension in July 2014, our stockholders were entitled to reinvest all or a portion of any cash distribution on their shares of our common stock by participating in our Distribution Reinvestment and Stock Purchase Plan (“DRIP”), subject to the terms of the plan. See “NOTE 16—PERMANENT AND TEMPORARY EQUITY” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.
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
Stock Repurchases
The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2016:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	106	$67.95
November 1 through November 30	—	$—
December 1 through December 31	—	$—

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

Stock Performance Graph
The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2011 through December 31, 2016, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2011 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2011	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016
Ventas	$100	$122.31	$112.96	$147.89	$139.68	$162.23
NYSE Composite Index	$100	$116.26	$146.95	$157.05	$150.81	$168.99
Composite REIT Index	$100	$119.73	$122.53	$155.89	$159.09	$174.00
S&P 500 Index	$100	$115.99	$153.55	$174.55	$176.95	$198.10

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

	As of and For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,476,176	$1,346,046	$1,138,457	$1,036,356	$894,495
Resident fees and services	1,847,306	1,811,255	1,552,951	1,406,005	1,227,124
Interest expense	419,740	367,114	292,065	249,009	199,801
Property-level operating expenses	1,434,762	1,383,640	1,195,388	1,109,925	966,812
General, administrative and professional fees	126,875	128,035	121,738	115,083	98,489
Income from continuing operations attributable to common stockholders, including real estate dispositions	650,153	406,740	376,032	374,338	202,159
Discontinued operations	(922)	11,103	99,735	79,171	160,641
Net income attributable to common stockholders	649,231	417,843	475,767	453,509	362,800
Per Share Data
Income from continuing operations attributable to common stockholders, including real estate dispositions:
Basic	$1.88	$1.23	$1.28	$1.28	$0.69
Diluted	$1.86	$1.22	$1.26	$1.27	$0.68
Net income attributable to common stockholders:
Basic	$1.88	$1.26	$1.62	$1.55	$1.24
Diluted	$1.86	$1.25	$1.60	$1.54	$1.23
Dividends declared per common share	$2.965	$3.04	$2.965	$2.735	$2.48
Other Data
Net cash provided by operating activities	$1,367,457	$1,391,767	$1,254,845	$1,194,755	$992,816
Net cash used in investing activities	(1,234,643)	(2,423,692)	(2,055,040)	(1,282,760)	(2,169,689)
Net cash provided by financing activities	101,722	1,030,122	758,057	114,996	1,198,914
FFO (1)	1,440,544	1,365,408	1,273,680	1,208,458	1,024,567
Normalized FFO (1)	1,438,643	1,493,683	1,330,018	1,220,709	1,120,225
Balance Sheet Data
Real estate investments, at cost	$25,327,215	$23,802,454	$20,196,770	$21,403,592	$19,745,607
Cash and cash equivalents	286,707	53,023	55,348	94,816	67,908
Total assets	23,166,600	22,261,918	21,165,913	19,731,494	18,980,000
Senior notes payable and other debt	11,127,326	11,206,996	10,844,351	9,364,992	8,413,646

(1)
We consider Funds From Operations (“FFO”) and normalized FFO to be useful supplemental measures of our operating performance. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by unanticipated items and other events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)), excluding gains (or losses) from sales of real estate property, including gain or loss on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to our acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to the Company’s executive equity compensation plan and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; and (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered as alternatives to net income or income from continuing operations (both determined in accordance with GAAP) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Funds From Operations and Normalized Funds from Operations” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of FFO and normalized FFO to our GAAP earnings.

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”). You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2016 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.
Corporate and Operating Environment
We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2016, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, skilled nursing facilities, specialty hospitals and general acute care hospitals, and we had six properties under development, including one property that is owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2016, we leased a total of 549 properties (excluding MOBs and 33 properties owned through investments in unconsolidated entities) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 298 of our seniors housing communities (excluding one property owned through investments in unconsolidated entities) for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”), leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of December 31, 2016.
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
We conduct our operations through three reportable business segments: triple-net leased properties; senior living operations; and office operations. See “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As of December 31, 2016, our consolidated portfolio included 100% ownership interests in 1,180 properties and controlling joint venture interests in 55 properties, and we had non-controlling ownership interests in 39 properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 90 MOBs as of December 31, 2016.
We aim to enhance shareholder value by delivering consistent, superior total returns through a strategy of: (1) generating reliable and growing cash flows; (2) maintaining a balanced, diversified portfolio of high-quality assets; and (3) preserving our financial strength, flexibility and liquidity.
Our ability to access capital in a timely and cost-effective manner is critical to the success of our business strategy because it affects our ability to satisfy existing obligations, including the repayment of maturing indebtedness, and to make future investments. Factors such as general market conditions, interest rates, credit ratings on our securities, expectations of our potential future earnings and cash distributions, and the trading price of our common stock that are beyond our control and fluctuate over time all impact our access to and cost of external capital. For that reason, we generally attempt to match the long-term duration of our investments in real property with long-term financing through the issuance of shares of our common stock or the incurrence of long-term fixed rate debt. At December 31, 2016, 15.3% of our consolidated debt was variable rate debt, including the effects of interest rate hedges.
2016 Highlights and Other Recent Developments
Investments and Dispositions

•
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Life Sciences Acquisition”) for total consideration of $1.5 billion. The Life Sciences Acquisition added to our portfolio 23 operating properties, two development assets and nine future development sites.

•
In October 2016, we committed to provide secured debt financing in the amount of $700.0 million to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”). The loan (the “Loan”) has a five-year term and is LIBOR-based with an initial interest rate of approximately 8.0% and is guaranteed by Ardent’s parent company. Ardent will also receive an equity contribution from its majority owner, an affiliate of Equity Group Investments. The Loan is subject to the satisfaction of customary closing conditions. Ardent’s acquisition of LHP is expected to close in the first quarter of 2017, but there can be no assurance as to whether, when or on what terms Ardent’s acquisition of LHP or the Loan will be completed.

•
During 2016, we made a $140.0 million secured mezzanine loan investment relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95%, and we acquired two MOBs, one triple-net leased seniors housing asset and other investments for approximately $42.3 million.

•
During the year ended December 31, 2016, we sold 29 triple-net leased properties, 1 seniors housing community included in our senior living operations reportable business segment and six MOBs for aggregate consideration of $300.8 million. We recognized a gain on the sales of these assets of $98.2 million (net of taxes).

•
During 2016, we received aggregate proceeds of $309.0 million in final repayment of three secured loans receivable and partial repayment of one secured loan receivable and recognized gains of $9.6 million on the repayment of these loans receivable.

Capital and Dividends

•
During 2016, we issued and sold 18.9 million shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions.

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

•	In 2016, we paid an annual cash dividend on our common stock of $2.965 per share. In December 2016, our fourth quarter 2016 dividend grew by 6% over third quarter 2016 to $0.775.

Portfolio

•
In April 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred master leases, for which we received a $3.5 million fee. Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred master leases. Separately, in October 2016, we sold the 7 LTACs to an unrelated third party for $3.0 million, and recognized a gain of $2.9 million.

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

•
In November 2016, we entered into agreements with Kindred providing that (i) Kindred will either acquire all 36 SNFs owned by us and operated by Kindred for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business, or renew the current lease on all unpurchased SNFs through 2025 at the current rent level; and (ii) Kindred has extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

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
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. Management considers the existing tax law and interpretations, court rulings and specific circumstances surrounding the tax position in order to make this determination. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit (expense).
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
On January 1, 2017 we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an acquired input and a substantive process that together significantly contribute to the ability to create outputs. This ASU is to be applied prospectively and we expect that certain of our future real estate acquisitions will be accounted for as asset acquisitions in accordance with ASC 805, which provides for the capitalization of transaction costs and no recognition of goodwill.
On January 1, 2017 we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We have begun our process for implementing this guidance, including developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We have begun our process for implementing this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement of presentation of revenue recognition. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB) and the allowable methods of adoption; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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

Results of Operations
As of December 31, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we acquire and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease, and manage MOBs and life science innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. We evaluate performance of the combined properties in each reportable business segment based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.
The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

Years Ended December 31, 2016 and 2015
The table below shows our results of operations for the years ended December 31, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$850,755	$784,234	$66,521	8.5%
Senior Living Operations	604,328	601,840	2,488	0.4
Office Operations	444,276	399,891	44,385	11.1
All Other	101,214	89,176	12,038	13.5
Total segment NOI	2,000,573	1,875,141	125,432	6.7
Interest and other income	876	1,052	(176)	(16.7)
Interest expense	(419,740)	(367,114)	(52,626)	(14.3)
Depreciation and amortization	(898,924)	(894,057)	(4,867)	(0.5)
General, administrative and professional fees	(126,875)	(128,035)	1,160	0.9
Loss on extinguishment of debt, net	(2,779)	(14,411)	11,632	80.7
Merger-related expenses and deal costs	(24,635)	(102,944)	78,309	76.1
Other	(9,988)	(17,957)	7,969	44.4
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	518,508	351,675	166,833	47.4
Income (loss) from unconsolidated entities	4,358	(1,420)	5,778	nm
Income tax benefit	31,343	39,284	(7,941)	(20.2)
Income from continuing operations	554,209	389,539	164,670	42.3
Discontinued operations	(922)	11,103	(12,025)	nm
Gain on real estate dispositions	98,203	18,580	79,623	nm
Net income	651,490	419,222	232,268	55.4
Net income attributable to noncontrolling interest	2,259	1,379	(880)	(63.8)
Net income attributable to common stockholders	$649,231	$417,843	231,388	55.4

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$845,834	$779,801	$66,033	8.5%
Other services revenue	4,921	4,433	488	11.0
Segment NOI	$850,755	$784,234	66,521	8.5

Triple-net leased properties segment NOI increased in 2016 over the prior year primarily due to rent from the properties we acquired and developed during 2016 and 2015, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases, partially offset by 2015 lease termination fees.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2016 for the trailing 12 months ended September 30, 2016 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2015 for the trailing 12 months ended September 30, 2015.

	Number of Properties at December 31, 2016 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2016 (1)	Number of Properties at December 31, 2015 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2015 (1)
Seniors Housing Communities	431	88.2%	453	88.2%
Skilled Nursing Facilities	53	79.9	53	81.4
Specialty Hospitals	38	59.1	46	57.8

(1)
Excludes properties included in discontinued operations during 2015 and properties classified as held for sale as of December 31, 2016, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the years ended December 31, 2016 and 2015, respectively, including properties acquired as part of the 2015 AHS acquisition, and properties that transitioned operators for which we do not have eight full quarters of results subsequent to the transition.

The following table compares results of operations for our 511 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$695,124	$673,706	$21,418	3.2%
Other services revenue	4,921	4,433	488	11.0
Segment NOI	$700,045	$678,139	21,906	3.2
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,847,306	$1,811,255	$36,051	2.0%
Less:
Property-level operating expenses	(1,242,978)	(1,209,415)	(33,563)	(2.8)
Segment NOI	$604,328	$601,840	2,488	0.4

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Total communities	298	305	90.3%	91.2%	$5,474	$5,255
Revenues attributed to our senior living operations segment consist of resident fees and services, which include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues increased in 2016 over the prior year primarily due to seniors housing communities we acquired during 2015 and an increase in average monthly revenue per occupied room, partially offset by decreased occupancy at our seniors housing communities.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses also increased year over year primarily due to the acquired properties described above and increases in salaries, bonus, benefits, insurance, real estate tax expenses and other operating expenses.
The following table compares results of operations for our 262 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of December 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,667,279	$1,617,757	$49,522	3.1%
Less:
Property-level operating expenses	(1,116,109)	(1,077,510)	(38,599)	(3.6)
Segment NOI	$551,170	$540,247	10,923	2.0

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Same-store communities	262	262	90.4	91.1	5,578	5,379

Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$630,342	$566,245	$64,097	11.3%
Office building services revenue	13,029	34,436	(21,407)	(62.2)
Total revenues	643,371	600,681	42,690	7.1
Less:
Property-level operating expenses	(191,784)	(174,225)	(17,559)	(10.1)
Office building services costs	(7,311)	(26,565)	19,254	72.5
Segment NOI	$444,276	$399,891	44,385	11.1

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended Ended December 31,
	2016	2015	2016	2015	2016	2015
Total office buildings	388	369	91.7%	91.7%	$31	$29
The increase in our office operations segment rental income in 2016 over the prior year is attributed primarily to the MOBs we acquired during 2016 and 2015 and the Life Sciences Acquisition, as well as in place lease escalations. The increase in our office building property-level operating expenses is due primarily to those acquired MOBs and life science and innovation centers and increases in real estate taxes and other operating expenses.
Office building services revenue and costs both decreased in 2016 over the prior year primarily due to decreased construction activity during 2016 compared to 2015.
The following table compares results of continuing operations for our 272 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$432,657	$434,022	$(1,365)	(0.3)%
Less:
Property-level operating expenses	(142,826)	(144,218)	1,392	1.0
Segment NOI	$289,831	$289,804	27	0.0

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Same-store office buildings	272	272	90.6	91.2	31	31

Segment NOI—All Other
All other NOI consists solely of income from loans and investments. Income from loans and investments increased in 2016 over the prior year due primarily to a February 2016 $140.0 million secured mezzanine loan investment that has an annual interest rate of 9.95%, partially offset by decreased interest income due to loans repaid during 2016.
Interest Expense
The $7.8 million decrease in total interest expense, including interest allocated to discontinued operations of $60.4 million for the year ended December 31, 2015, is attributed primarily to a $11.5 million reduction in interest due to lower debt balances, partially offset by a $3.7 million increase due to higher effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.63% for 2016, compared to 3.60% for 2015.
Loss on Extinguishment of Debt, Net
The loss on extinguishment of debt, net in 2016 and 2015 resulted primarily from various debt repayments we made to improve our credit profile. The 2016 activity related to the redemption and repayment of the $550.0 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments. The 2015 repayments were made primarily with proceeds from the distribution paid to us at the time of the CCP Spin-Off.
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $78.3 million decrease in merger-related expenses and deal costs in 2016 over the prior year is primarily due to the January 2015 HCT acquisition and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by costs incurred relating to the September 2016 Life Sciences Acquisition.
Income Tax Benefit
Income tax benefit for 2016 was due primarily to losses of certain taxable REIT subsidiaries (“TRS entities”), the reversal of a net deferred tax liability at one TRS and the release of a tax reserve. Income tax benefit for 2015 was due primarily to the income tax benefit of ordinary losses of certain TRS entities. The TRS losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting.
Discontinued Operations
Discontinued operations for 2016 reflects $0.9 million of separation costs relating to the CCP Spin-Off. Discontinued operations for 2015 are primarily the result of $46.4 million of transaction and separation costs associated with the CCP Spin-Off and net income for the CCP operations from January 1, 2015 through August 17, 2015, the date of the CCP Spin-Off.
Gain on Real Estate Dispositions
The $79.6 million increase in gain on real estate dispositions in 2016 over the same period in 2015 primarily relates to the 2016 sale of one triple-net leased property.

Years Ended December 31, 2015 and 2014
The table below shows our results of operations for the years ended December 31, 2015 and 2014 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$784,234	$679,112	$105,122	15.5%
Senior Living Operations	601,840	516,395	85,445	16.5
Office Operations	399,891	310,515	89,376	28.8
All Other	89,176	54,048	35,128	65.0
Total segment NOI	1,875,141	1,560,070	315,071	20.2
Interest and other income	1,052	4,263	(3,211)	(75.3)
Interest expense	(367,114)	(292,065)	(75,049)	(25.7)
Depreciation and amortization	(894,057)	(725,216)	(168,841)	(23.3)
General, administrative and professional fees	(128,035)	(121,738)	(6,297)	(5.2)
Loss on extinguishment of debt, net	(14,411)	(5,564)	(8,847)	nm
Merger-related expenses and deal costs	(102,944)	(43,304)	(59,640)	nm
Other	(17,957)	(25,743)	7,786	30.2
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	351,675	350,703	972	0.3
Loss from unconsolidated entities	(1,420)	(139)	(1,281)	nm
Income tax benefit	39,284	8,732	30,552	nm
Income from continuing operations	389,539	359,296	30,243	8.4
Discontinued operations	11,103	99,735	(88,632)	(88.9)
Gain on real estate dispositions	18,580	17,970	610	3.4
Net income	419,222	477,001	(57,779)	(12.1)
Net income attributable to noncontrolling interest	1,379	1,234	(145)	(11.8)
Net income attributable to common stockholders	$417,843	$475,767	(57,924)	(12.2)

nm—not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2015, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$779,801	$674,547	$105,254	15.6%
Other services revenue	4,433	4,565	(132)	(2.9)
Segment NOI	$784,234	$679,112	105,122	15.5
Triple-net leased properties segment NOI increased in 2015 over the prior year primarily due to rent from the properties we acquired during 2015 and 2014, contractual escalations in rent pursuant to the terms of our leases, and increases in base and other rent under certain of our leases.

The following table compares results of operations for our 481 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2015 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$625,711	$598,858	$26,853	4.5%
Other services revenue	4,433	4,565	(132)	(2.9)
Segment NOI	$630,144	$603,423	26,721	4.4
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2015, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$1,811,255	$1,552,951	$258,304	16.6%
Less:
Property-level operating expenses	(1,209,415)	(1,036,556)	(172,859)	(16.7)
Segment NOI	$601,840	$516,395	85,445	16.5

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Total communities	305	270	91.2%	91.1%	$5,255	$5,407
Our senior living operations segment revenues increased in 2015 over the prior year primarily due to seniors housing communities we acquired during 2015 and 2014, including the 2015 HCT acquisition and the 2014 acquisition of 29 seniors housing communities located in Canada from Holiday Retirement (the “Holiday Canada Acquisition”).
Property-level operating expenses also increased year over year primarily due to the acquired properties described above, increases in salaries, repairs and maintenance costs, real estate taxes and higher management fees primarily due to increased revenues, partially offset by decreased incentive fees payable to our operators and property insurance costs.

The following table compares results of operations for our 229 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of December 31, 2015 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,486,751	$1,449,603	$37,148	2.6%
Less:
Property-level operating expenses	(1,004,126)	(973,401)	(30,725)	(3.2)
Segment NOI	$482,625	$476,202	6,423	1.3

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Same-store communities	229	229	91.0	91.0	5,800	5,660
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2015, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$566,245	$463,910	$102,335	22.1%
Office building services revenue	34,436	22,529	11,907	52.9
Total revenues	600,681	486,439	114,242	23.5
Less:
Property-level operating expenses	(174,225)	(158,832)	(15,393)	(9.7)
Office building services costs	(26,565)	(17,092)	(9,473)	(55.4)
Segment NOI	$399,891	$310,515	89,376	28.8

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Total office buildings	369	311	91.4%	91.7%	$29	$30
The increase in our office operations segment rental income in 2015 over the prior year is attributed primarily to the MOBs we acquired during 2015 and 2014 as well as same-store revenue growth and an increase in lease termination fees. The increase in our office building property-level operating expenses is due primarily to those acquired MOBs and increases in cleaning, administrative wages and real estate tax expenses, partially offset by decreases in operating costs resulting from expense controls.

Office building services revenue and costs both increased in 2015 over the prior year primarily due to increased construction activity during 2015 compared to 2014. Management fee revenue also increased due to insourcing completed during 2014 and 2015.
The following table compares results of operations for our 270 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2015 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2015	2014	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$432,652	$429,670	$2,982	0.7%
Less:
Property-level operating expenses	(144,149)	(143,763)	(386)	(0.3)
Segment NOI	$288,503	$285,907	2,596	0.9

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2015	2014	2015	2014	2015	2014
Same-store office buildings	270	270	91.2	91.5	31	31
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
Depreciation and Amortization
Depreciation and amortization expense increased $168.8 million in 2015 primarily due to real estate acquisitions we made in 2014 and 2015.
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
Merger-Related Expenses and Deal Costs
Merger-related expenses and deal costs in both years consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $59.6 million increase in merger-related expenses and deal costs in 2015 over the prior year is primarily due to increased 2015 investment activity and costs related to the CCP Spin-Off.
Income Tax Benefit
Income tax benefit for 2015 was due primarily to the income tax benefit of ordinary losses of certain TRS entities. The TRS losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting. Income tax benefit for 2014 was due primarily to the income tax benefit of ordinary losses and the reversal of a net deferred tax liability at one TRS.
Discontinued Operations
Discontinued operations primarily relates to the operations of assets and liabilities disposed of as part of the CCP Spin-Off. The decrease in income from discontinued operations for 2015 compared to 2014 is primarily the result of $46.4 million of transaction and separation costs associated with the spin-off. Also, 2014 includes a full year of net income for the CCP operations, whereas 2015 only includes net income through August 17, 2015, the date of the CCP Spin-Off.

Non-GAAP Financial Measures
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
Funds From Operations and Normalized Funds From Operations
Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. However, since real estate values historically have risen or fallen with market conditions, many industry investors deem presentations of operating results for real estate companies that use historical cost accounting to be insufficient by themselves. For that reason, we consider Funds From Operations (“FFO”) and normalized FFO to be appropriate supplemental measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan and derivative transactions that have non-cash mark-to-market impacts on our

Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; and (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.
The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2016. Our normalized FFO for the year ended December 31, 2016 decreased over the prior year due primarily to results in 2015 from the properties that were disposed of as part of the CCP Spin-Off, partially offset by 2015 and 2016 acquisitions, net of related capital costs, and an increase in income from loans and investments due to gains recognized on repayments we received during 2016 and a February 2016 $140.0 million secured mezzanine loan investment that has an annual interest rate of 9.95%.

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Income from continuing operations	$554,209	$389,539	$359,296	$375,498	$200,815
Discontinued operations	(922)	11,103	99,735	79,171	160,641
Gain on real estate dispositions	98,203	18,580	17,970	—	—
Net income	651,490	419,222	477,001	454,669	361,456
Net income attributable to noncontrolling interest	2,259	1,379	1,234	1,160	(1,344)
Net income attributable to common stockholders	$649,231	$417,843	$475,767	$453,509	$362,800
Adjustments:
Real estate depreciation and amortization	891,985	887,126	718,649	624,245	616,095
Real estate depreciation related to noncontrolling interest	(7,785)	(7,906)	(10,314)	(10,512)	(8,503)
Real estate depreciation related to unconsolidated entities	5,754	7,353	5,792	6,543	7,516
(Gain) loss on real estate dispositions related to unconsolidated entities	(439)	19	—	—	—
Loss (gain) on re-measurement of equity interest upon acquisition, net	—	176	—	(1,241)	(16,645)
Gain on real estate dispositions	(98,203)	(18,580)	(17,970)	—	—
Discontinued operations:
Loss (gain) on real estate dispositions	1	(231)	(1,494)	(4,059)	(80,952)
Depreciation on real estate assets	—	79,608	103,250	139,973	144,256
FFO attributable to common stockholders	1,440,544	1,365,408	1,273,680	1,208,458	1,024,567
Adjustments:
Change in fair value of financial instruments	62	460	5,121	449	99
Non-cash income tax benefit	(34,227)	(42,384)	(9,431)	(11,828)	(6,286)
Loss on extinguishment of debt, net	2,779	15,797	5,013	1,048	37,640
Gain on non-real estate dispositions related to unconsolidated entities	(557)	—	—	—	—
Merger-related expenses, deal costs and re-audit costs	28,290	152,344	54,389	21,560	63,183
Amortization of other intangibles	1,752	2,058	1,246	1,022	1,022
Normalized FFO attributable to common stockholders	$1,438,643	$1,493,683	$1,330,018	$1,220,709	$1,120,225

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and unrealized foreign currency gains or losses, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income from continuing operations	$554,209	$389,539	$359,296
Discontinued operations	(922)	11,103	99,735
Gain on real estate dispositions	98,203	18,580	17,970
Net income	651,490	419,222	477,001
Net income attributable to noncontrolling interest	2,259	1,379	1,234
Net income attributable to common stockholders	649,231	417,843	475,767
Adjustments:
Interest	419,740	427,542	378,556
Loss on extinguishment of debt, net	2,779	14,411	5,564
Taxes (including amounts in general, administrative and professional fees)	(29,129)	(37,112)	(4,770)
Depreciation and amortization	898,924	973,665	828,466
Non-cash stock-based compensation expense	20,958	19,537	20,994
Merger-related expenses, deal costs and re-audit costs	25,141	150,290	53,847
Net income (loss) attributable to noncontrolling interest, net of consolidated joint venture partners’ share of EBITDA	(12,654)	(12,722)	(13,499)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	25,246	18,806	12,469
Gain on real estate dispositions	(98,202)	(18,811)	(19,183)
Unrealized foreign currency (gains) losses	(1,440)	(1,727)	75
Changes in fair value of financial instruments	51	460	5,121
Gain on re-measurement of equity interest upon acquisition, net	—	176	—
Adjusted EBITDA	$1,900,645	$1,952,358	$1,743,407

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the years ended December 31, 2016, 2015 and 2014:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Income from continuing operations	$554,209	$389,539	$359,296
Discontinued operations	(922)	11,103	99,735
Gain on real estate dispositions	98,203	18,580	17,970
Net income	651,490	419,222	477,001
Net income attributable to noncontrolling interest	2,259	1,379	1,234
Net income attributable to common stockholders	649,231	417,843	475,767
Adjustments:
Interest and other income	(876)	(1,115)	(5,017)
Interest	419,740	427,542	378,556
Depreciation and amortization	898,924	973,665	828,466
General, administrative and professional fees	126,875	128,044	121,746
Loss on extinguishment of debt, net	2,779	14,411	5,564
Merger-related expenses and deal costs	25,556	149,346	45,051
Other	9,988	19,577	39,337
Net income attributable to noncontrolling interest	2,259	1,499	1,419
(Income) loss from unconsolidated entities	(4,358)	1,420	139
Income tax benefit	(31,343)	(39,284)	(8,732)
Gain on real estate dispositions	(98,202)	(18,811)	(19,183)
NOI (including amounts in discontinued operations)	2,000,573	2,074,137	1,863,113
Discontinued operations	—	(198,996)	(303,043)
NOI (excluding amounts in discontinued operations)	$2,000,573	$1,875,141	$1,560,070
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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2016	2015	2014
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other	$7,854,264	$7,534,459	$6,677,875
Floating to fixed rate swap on term loan	200,000	—	—
Mortgage loans and other(1)	1,426,837	1,554,062	1,810,716
Variable rate:
Unsecured revolving credit facilities	146,538	180,683	919,099
Unsecured term loans, unhedged portion	1,271,215	1,568,477	990,634
Mortgage loans and other	292,060	433,339	474,047
Total	$11,190,914	$11,271,020	$10,872,371
Percent of total debt:
Fixed rate:
Senior notes and other	70.2%	66.9%	61.4%
Floating to fixed rate swap on term loan	1.8	—	—
Mortgage loans and other(1)	12.7	13.8	16.6
Variable rate:
Unsecured revolving credit facilities	1.3	1.6	8.5
Unsecured term loans, unhedged portion	11.4	13.9	9.1
Mortgage loans and other	2.6	3.8	4.4
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other	3.6%	3.5%	3.5%
Floating to fixed rate swap on term loan	2.2	—	—
Mortgage loans and other(1)	5.6	5.7	5.9
Variable rate:
Unsecured revolving credit facilities	1.9	1.4	1.4
Unsecured term loans, unhedged portion	1.7	1.4	1.3
Mortgage loans and other	2.1	2.0	2.3
Total	3.6	3.5	3.5

(1)
Excludes mortgage debt of $22.9 million and $27.6 million related to real estate assets classified as held for sale as of December 31, 2015 and 2014, respectively. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $150.8 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $236.5 million notional amount of interest rate swaps with maturities ranging from October 1, 2018 to August 3, 2020, in each case that effectively convert variable rate debt to fixed rate debt.
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

In January and February 2017, we entered into a total of $200 million of notional forward starting swaps with an effective date of April 3, 2017 that reduce our exposure to fluctuations in interest rates related to changes in rates between now and the forecasted issuance of long-term debt. The rate on the notional amounts is locked at a weighted average rate of 2.33%.
The decrease in our outstanding variable rate debt at December 31, 2016 compared to December 31, 2015 is primarily attributable to the $200 million notional amount interest rate swap that we entered into during the first quarter of 2016 that effectively converts LIBOR-based floating rate debt to fixed rate debt and 2016 term loan and mortgage repayments.
Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2016, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2016, interest expense for 2017 would increase by approximately $16.5 million, or $0.05 per diluted common share.
As of December 31, 2016 and 2015, our joint venture partners’ aggregate share of total debt was $80.9 million and $94.5 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $122.0 million and $115.1 million as of December 31, 2016 and 2015, respectively.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of December 31, 2016 and 2015:

	As of December 31,
	2016	2015
	(In thousands)
Gross book value	$9,481,101	$9,088,521
Fair value(1)	9,600,621	9,170,508
Fair value reflecting change in interest rates(1):
-100 basis points	10,117,238	9,674,423
+100 basis points	9,133,292	8,708,963

(1)
The change in fair value of our fixed rate debt from December 31, 2015 to December 31, 2016 was due primarily to changes in the fair market value interest rates, 2016 senior note issuances, net of repayments, and 2016 net reduction of fixed rate mortgage debt.

As of December 31, 2016 and 2015, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $709.6 million and $855.7 million, respectively. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” and “NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2016 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2016 would decrease or increase, as applicable, by approximately $0.01 per share or less than 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

During the year ended December 31, 2016, the amount of foreign currency translation loss included in accumulated other comprehensive loss on our Consolidated Balance Sheets increased by $52.3 million, primarily as a result of the remeasurement of our properties located in the United Kingdom.
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

	As of December 31,
	2016	2015
Investment mix by asset type(1):
Seniors housing communities	61.8%	65.3%
Medical office buildings	20.7	21.7
Life science and innovation centers	6.1	—
Skilled nursing facilities	1.4	1.5
Specialty hospitals	1.7	2.1
General acute care hospitals	5.6	5.9
Secured loans receivable and investments, net	2.7	3.5
Investment mix by tenant, operator and manager(1):
Atria	22.6%	22.6%
Sunrise	11.3	11.8
Brookdale Senior Living	8.1	8.5
Kindred	1.8	2.2
Ardent	5.1	5.3
All other	51.1	49.6

(1)
Ratios are based on the gross book value of real estate investments (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities) as of each reporting date.

	For the Year Ended December 31,
	2016	2015	2014
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	53.6%	55.1%	56.0%
Kindred	5.4	5.7	5.9
Brookdale Senior Living(2)	4.8	5.3	6.1
Ardent	3.1	1.3	—
All others	33.1	32.6	32.0
Adjusted EBITDA(3):
Senior living operations	30.9%	29.7%	28.4%
Kindred	8.9	8.8	10.2
Brookdale Senior Living(2)	7.9	8.2	9.2
Ardent	5.1	2.0	—
All others	47.2	51.3	52.2
NOI(4):
Senior living operations	30.2%	32.1%	33.1%
Kindred	9.2	9.9	10.6
Brookdale Senior Living(2)	8.3	9.3	10.9
Ardent	5.3	2.3	—
All others	47.0	46.4	45.4
Operations mix by geographic location(5):
California	15.3%	15.4%	15.0%
New York	8.8	8.8	9.6
Texas	6.3	6.1	6.9
Illinois	4.9	4.9	4.5
Florida	4.5	4.6	4.0
All others	60.2	60.2	60.0

(1)	Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations) for each period presented.
See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of income from continuing operations to Adjusted EBITDA and NOI as computed in accordance with GAAP.
We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our MOBs. For the year ended December 31, 2016, 52.3% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and office operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.
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
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a Material Adverse Effect on us. During the year ended December 31, 2016, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2016):

	Number of Properties	2016 Annual Rental Income	% of 2016 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2017	—	$—	—%
2018	2	1,989	0.2
2019	73	118,803	14.0
2020	47	35,347	4.2
2021	77	71,180	8.4
2022	35	41,066	4.9
2023	12	30,311	3.6
2024	36	22,424	2.7
2025	101	187,304	22.1
2026	30	41,749	4.9

Liquidity and Capital Resources
As of December 31, 2016, we had a total of $286.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2016, we also had escrow deposits and restricted cash of $80.6 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During 2016, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt and equity securities, proceeds from asset sales and cash on hand. We used these proceeds to fund the September 2016 Life Sciences Acquisition for approximately $1.5 billion, and for working capital and other general corporate purposes.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $300.0 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.
Unsecured Credit Facility and Unsecured Term Loans
    Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2016, and a $200.0 million term loan and a $371.2 million term loan, each priced at LIBOR plus 1.05%. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $371.2 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
As of December 31, 2016, we had $146.5 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of December 31, 2016, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 97.5 basis points.
In May 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million, representing a write-off of the then unamortized deferred financing fees.
The agreement governing our unsecured credit facility requires us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2016.
Senior Notes
As of December 31, 2016, we had $7.1 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), and guaranteed by Ventas, Inc. outstanding as follows:
•$300.0 million principal amount of 1.250% senior notes due 2017;

•	$700.0 million principal amount of 2.000% senior notes due 2018 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$600.0 million principal amount of 4.000% senior notes due 2019 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$500.0 million principal amount of 2.700% senior notes due 2020 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$700.0 million principal amount of 4.750% senior notes due 2021 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$600.0 million principal amount of 4.250% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$500.0 million principal amount of 3.250% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);
•$400.0 million principal amount of 3.125% senior notes due 2023;

•	$400.0 million principal amount of 3.750% senior notes due 2024;

•	$600.0 million principal amount of 3.50% senior notes due 2025;

•	$500.0 million principal amount of 4.125% senior notes due 2026;

•	$450.0 million principal amount of 3.25% senior notes due 2026;

•	$258.8 million principal amount of 5.45% senior notes due 2043 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$300.0 million principal amount of 5.70% senior notes due 2043; and

•	$300.0 million principal amount of 4.375% senior notes due 2045.
As of December 31, 2016, we had $75.4 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).
In addition, as of December 31, 2016, we had $670.1 million aggregate principal amount of senior notes of our wholly owned subsidiary, Ventas Canada Finance Limited, and guaranteed by Ventas, Inc. outstanding as follows:

•	$297.8 million (CAD 400.0 million) principal amount of 3.00% senior notes, series A due 2019;

•	$186.2 million (CAD 250.0 million) principal amount of 3.300% senior notes due 2022; and

•	$186.2 million (CAD 250.0 million) principal amount of 4.125% senior notes, series B due 2024.

2016 Activity
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
2015 Activity
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
The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2016.
Mortgage Loan Obligations
As of December 31, 2016 and 2015, our consolidated aggregate principal amount of mortgage debt outstanding was $1.7 billion and $2.0 billion, respectively, of which our share was $1.6 billion and $1.9 billion, respectively.
During 2016, we repaid in full mortgage loans in the aggregate principal amount $337.8 million and a weighted average maturity of 1.66 years and recognized a loss on extinguishment of debt of less than $0.1 million in connection with these repayments.
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
See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” and “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.
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
In January and February 2017, we entered into a total of $200 million of notional forward starting swaps with an effective date of April 3, 2017, that reduce our exposure to fluctuations in interest rates related to changes in rates between now and the forecasted issuance of long-term debt. The rate on the notional amounts is locked at a weighted average rate of 2.33%.
Dividends
In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In 2016, our Board of Directors declared and we paid cash dividends on our common stock aggregating $2.965 per share, which exceeds 100% of our 2016 estimated taxable income after the use of any net operating loss carryforwards. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2017.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2016, we had six properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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
For the year ended December 31, 2016, we issued and sold 18.9 million shares of common stock under our ATM equity offering program and public offerings. Aggregate net proceeds for these activities were approximately $1.3 billion, after sales agent commissions. As of December 31, 2016, approximately $230.6 million of our common stock remained available for sale under our ATM equity offering program.
Other
We received proceeds of $20.4 million and $6.4 million for the years ended December 31, 2016 and 2015, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding increased to 3.8 million as of December 31, 2016, from 3.1 million as of December 31, 2015. The weighted average exercise price was $56.05 as of December 31, 2016.
We issued approximately 19,000 shares of common stock under our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) for net proceeds of $1.2 million for the year ended December 31, 2014. The DRIP was suspended effective July 3, 2014. We may determine whether or not to reinstate the DRIP at any time, in our sole discretion.
Cash Flows
The following table sets forth our sources and uses of cash flows for the years ended December 31, 2016 and 2015:

	For the Year Ended December 31,		Increase (Decrease) to Cash
	2016	2015	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$53,023	$55,348	$(2,325)	(4.2)%
Net cash provided by operating activities	1,367,457	1,391,767	(24,310)	(1.7)
Net cash used in investing activities	(1,234,643)	(2,423,692)	1,189,049	49.1
Net cash provided by financing activities	101,722	1,030,122	(928,400)	(90.1)
Effect of foreign currency translation on cash and cash equivalents	(852)	(522)	(330)	(63.2)
Cash and cash equivalents at end of period	$286,707	$53,023	233,684	nm
nm—not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities decreased $24.3 million during the year ended December 31, 2016 over the same period in 2015. The decrease included activity in 2015 from the properties that were disposed of as part of the CCP Spin-Off and payments received from tenants during the first quarter of 2015, partially offset by cash inflows related to the August 2015 acquisition of Ardent Health Services, Inc. and cash inflows related to the September 2016 Life Sciences Acquisition.
Cash Flows from Investing Activities
Cash used in investing activities decreased $1.2 billion during 2016 over 2015 primarily due to decreased investments in real estate ($1.2 billion) and increased proceeds from loans receivable ($210.9 million), partially offset by an increase in development project and capital expenditures ($33.9 million) and decreases in proceeds from real estate disposals ($191.8 million) and proceeds from the sale or maturity of marketable securities ($76.8 million).

Cash Flows from Financing Activities
Cash provided by financing activities decreased $928.4 million during 2016 over 2015. This difference is primarily due to decreased proceeds from the issuance of debt, net of repayments (including the impact of proceeds and repayments related to the 2015 CCP Spin-Off), partially offset by an increase in common stock issuances during 2016.
Contractual Obligations
The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2016:

	Total	Less than 1 year(3)	1 - 3 years(4)	3 - 5 years(5)	More than 5 years(6)
	(In thousands)
Long-term debt obligations (1) (2)	$14,438,918	$1,033,670	$3,656,987	$2,721,903	$7,026,358
Operating obligations, including ground lease obligations	743,995	28,146	46,407	40,871	628,571
Total	$15,182,913	$1,061,816	$3,703,394	$2,762,774	$7,654,929

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2016.

(3)	Includes $300.0 million outstanding principal amount of our 1.250% senior notes due 2017.

(4)
Includes $146.5 million of borrowings outstanding on our unsecured revolving credit facility, $700.0 million outstanding principal amount of our 2.00% senior notes due 2018 and $200.0 million of borrowings under our unsecured term loan due 2018.

(5)
Includes $371.2 million of borrowings under our unsecured term loan due 2019, $600.0 million outstanding principal amount of our 4.00% senior notes due 2019, $297.8 million outstanding principal amount of our 3.00% senior notes, series A due 2019, $500.0 million outstanding principal amount of our 2.700% senior notes due 2020 and $900.0 million of borrowings under our unsecured term loan due 2020.

(6)
Includes $5.5 billion aggregate principal amount outstanding of our senior notes maturing between 2021 and 2045. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1 in each of 2017 and 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

As of December 31, 2016, we had $21.0 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.

The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Ventas, Inc.:
We have audited Ventas, Inc. and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on the Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Ventas, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Ventas, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated February 13, 2017 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Chicago, Illinois
February 13, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Stockholders and Board of Directors
Ventas, Inc.:
We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2016. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedules II, III and IV. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ventas Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Ventas, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 13, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP

Chicago, Illinois
February 13, 2017

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2016	2015
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,089,591	$2,056,428
Buildings and improvements	21,516,396	20,309,599
Construction in progress	210,599	92,005
Acquired lease intangibles	1,510,629	1,344,422
	25,327,215	23,802,454
Accumulated depreciation and amortization	(4,932,461)	(4,177,234)
Net real estate property	20,394,754	19,625,220
Secured loans receivable and investments, net	702,021	857,112
Investments in unconsolidated real estate entities	95,921	95,707
Net real estate investments	21,192,696	20,578,039
Cash and cash equivalents	286,707	53,023
Escrow deposits and restricted cash	80,647	77,896
Goodwill	1,033,225	1,047,497
Assets held for sale	54,961	93,060
Other assets	518,364	412,403
Total assets	$23,166,600	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,127,326	$11,206,996
Accrued interest	83,762	80,864
Accounts payable and other liabilities	907,928	779,380
Liabilities related to assets held for sale	1,462	34,340
Deferred income taxes	316,641	338,382
Total liabilities	12,437,119	12,439,962
Redeemable OP unitholder and noncontrolling interests	200,728	196,529
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 354,125 and 334,386 shares issued at December 31, 2016 and 2015, respectively	88,514	83,579
Capital in excess of par value	12,917,002	11,602,838
Accumulated other comprehensive loss	(57,534)	(7,565)
Retained earnings (deficit)	(2,487,695)	(2,111,958)
Treasury stock, 1 and 44 shares at December 31, 2016 and 2015, respectively	(47)	(2,567)
Total Ventas stockholders’ equity	10,460,240	9,564,327
Noncontrolling interest	68,513	61,100
Total equity	10,528,753	9,625,427
Total liabilities and equity	$23,166,600	$22,261,918
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$845,834	$779,801	$674,547
Office	630,342	566,245	463,910
	1,476,176	1,346,046	1,138,457
Resident fees and services	1,847,306	1,811,255	1,552,951
Office building and other services revenue	21,070	41,492	29,364
Income from loans and investments	98,094	86,553	51,778
Interest and other income	876	1,052	4,263
Total revenues	3,443,522	3,286,398	2,776,813
Expenses
Interest	419,740	367,114	292,065
Depreciation and amortization	898,924	894,057	725,216
Property-level operating expenses:
Senior living	1,242,978	1,209,415	1,036,556
Office	191,784	174,225	158,832
	1,434,762	1,383,640	1,195,388
Office building services costs	7,311	26,565	17,092
General, administrative and professional fees	126,875	128,035	121,738
Loss on extinguishment of debt, net	2,779	14,411	5,564
Merger-related expenses and deal costs	24,635	102,944	43,304
Other	9,988	17,957	25,743
Total expenses	2,925,014	2,934,723	2,426,110
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	518,508	351,675	350,703
Income (loss) from unconsolidated entities	4,358	(1,420)	(139)
Income tax benefit	31,343	39,284	8,732
Income from continuing operations	554,209	389,539	359,296
Discontinued operations	(922)	11,103	99,735
Gain on real estate dispositions	98,203	18,580	17,970
Net income	651,490	419,222	477,001
Net income attributable to noncontrolling interest	2,259	1,379	1,234
Net income attributable to common stockholders	$649,231	$417,843	$475,767
Earnings per common share
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.88	$1.23	$1.28
Discontinued operations	0.00	0.03	0.34
Net income attributable to common stockholders	$1.88	$1.26	$1.62
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$1.86	$1.22	$1.26
Discontinued operations	0.00	0.03	0.34
Net income attributable to common stockholders	$1.86	$1.25	$1.60
Weighted average shares used in computing earnings per common share:
Basic	344,703	330,311	294,175
Diluted	348,390	334,007	296,677
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)

Net income	$651,490	$419,222	$477,001
Other comprehensive loss:
Foreign currency translation	(52,266)	(14,792)	(17,153)
Change in unrealized gain on marketable debt securities	(310)	(5,236)	7,001
Other	2,607	(658)	3,614
Total other comprehensive loss	(49,969)	(20,686)	(6,538)
Comprehensive income	601,521	398,536	470,463
Comprehensive income attributable to noncontrolling interest	2,259	1,379	1,234
Comprehensive income attributable to common stockholders	$599,262	$397,157	$469,229
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2016, 2015 and 2014

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interest	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2014	$74,488	$10,078,592	$19,659	$(1,126,541)	$(221,917)	$8,824,281	$79,530	$8,903,811
Net income	—	—	—	475,767	—	475,767	1,234	477,001
Other comprehensive loss	—	—	(6,538)	—	—	(6,538)	—	(6,538)
Retirement of stock	(924)	(220,152)	—	—	221,076	—	—	—
Acquisition-related activity	37	10,141	—	—	—	10,178	—	10,178
Net change in noncontrolling interest	—	1,163	—	—	—	1,163	(8,477)	(7,314)
Dividends to common stockholders—$2.965 per share	—	—	—	(875,614)	—	(875,614)	—	(875,614)
Issuance of common stock	845	241,262	—	—	—	242,107	—	242,107
Issuance of common stock for stock plans	173	29,266	—	—	3,858	33,297	—	33,297
Change in redeemable noncontrolling interest	—	(1,082)	—	—	—	(1,082)	1,926	844
Adjust redeemable OP unitholder interests to current fair value	—	(32,993)	—	—	—	(32,993)	—	(32,993)
Purchase of OP units	1	(83)	—	—	—	(82)	—	(82)
Grant of restricted stock, net of forfeitures	36	13,192	—	—	(3,528)	9,700	—	9,700
Balance at December 31, 2014	74,656	10,119,306	13,121	(1,526,388)	(511)	8,680,184	74,213	8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interest	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interest	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Purchase of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	83,579	11,602,838	(7,565)	(2,111,958)	(2,567)	9,564,327	61,100	9,625,427
Net income	—	—	—	649,231	—	649,231	2,259	651,490
Other comprehensive loss	—	—	(49,969)	—	—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—	640	—	—	—	640	—	640
Net change in noncontrolling interest	—	(2,179)	—	—	—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—	—	—	(1,024,968)	—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716	1,281,947	—	—	17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99	26,594	—	—	2,572	29,265	—	29,265
Change in redeemable noncontrolling interest	—	(1,714)	—	—	—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP unitholder interests to current fair value	—	(21,085)	—	—	—	(21,085)	—	(21,085)
Purchase of OP units	92	22,622	—	—	1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28	7,339	—	—	(1,167)	6,200	—	6,200
Balance at December 31, 2016	$88,514	$12,917,002	$(57,534)	$(2,487,695)	$(47)	$10,460,240	$68,513	$10,528,753
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Cash flows from operating activities:
Net income	$651,490	$419,222	$477,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	898,924	973,663	828,467
Amortization of deferred revenue and lease intangibles, net	(20,336)	(24,129)	(18,871)
Other non-cash amortization	10,357	5,448	(312)
Stock-based compensation	20,958	19,537	20,994
Straight-lining of rental income, net	(27,988)	(33,792)	(38,687)
Loss on extinguishment of debt, net	2,779	14,411	5,564
Gain on real estate dispositions (including amounts in discontinued operations)	(98,203)	(18,811)	(19,183)
Gain on real estate loan investments	(2,271)	—	(1,455)
Gain on sale of marketable securities	—	(5,800)	—
Income tax benefit	(34,227)	(42,384)	(9,431)
(Income) loss from unconsolidated entities	(4,358)	1,244	139
Distributions from unconsolidated entities	7,598	23,462	6,508
Other	(1,847)	6,693	9,416
Changes in operating assets and liabilities:
Decrease in other assets	5,560	42,316	5,317
Increase in accrued interest	2,604	19,995	7,958
Decrease in accounts payable and other liabilities	(43,583)	(9,308)	(18,580)
Net cash provided by operating activities	1,367,457	1,391,767	1,254,845
Cash flows from investing activities:
Net investment in real estate property	(1,429,112)	(2,650,788)	(1,468,286)
Investment in loans receivable and other	(158,635)	(171,144)	(498,992)
Proceeds from real estate disposals	300,561	492,408	118,246
Proceeds from loans receivable	320,082	109,176	73,557
Purchase of marketable securities	—	—	(96,689)
Proceeds from sale or maturity of marketable securities	—	76,800	21,689
Funds held in escrow for future development expenditures	—	4,003	4,590
Development project expenditures	(143,647)	(119,674)	(106,988)
Capital expenditures	(117,456)	(107,487)	(87,454)
Investment in unconsolidated operating entity	—	(26,282)	—
Contributions to unconsolidated entities	—	(30,704)	(5,598)
Other	(6,436)	—	(9,115)
Net cash used in investing activities	(1,234,643)	(2,423,692)	(2,055,040)
Cash flows from financing activities:
Net change in borrowings under credit facilities	(35,637)	(723,457)	540,203
Net cash impact of CCP Spin-Off	—	(128,749)	—
Proceeds from debt	893,218	2,512,747	2,007,707
Proceeds from debt related to CCP Spin-Off	—	1,400,000	—
Repayment of debt	(1,022,113)	(1,435,596)	(1,151,395)
Purchase of noncontrolling interest	(2,846)	(3,819)	—
Payment of deferred financing costs	(6,555)	(24,665)	(14,220)
Issuance of common stock, net	1,286,680	491,023	242,107
Cash distribution to common stockholders	(1,024,968)	(1,003,413)	(875,614)
Cash distribution to redeemable OP unitholders	(8,640)	(15,095)	(5,762)
Purchases of redeemable OP units	—	(33,188)	(503)
Contributions from noncontrolling interest	7,326	—	491
Distributions to noncontrolling interest	(6,879)	(12,649)	(9,559)
Other	22,136	6,983	24,602
Net cash provided by financing activities	101,722	1,030,122	758,057
Net increase (decrease) in cash and cash equivalents	234,536	(1,803)	(42,138)
Effect of foreign currency translation on cash and cash equivalents	(852)	(522)	2,670
Cash and cash equivalents at beginning of period	53,023	55,348	94,816
Cash and cash equivalents at end of period	$286,707	$53,023	$55,348

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$395,138	$391,699	$361,144
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$69,092	$2,565,960	$370,741
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(6,954)	(8,911)	—
Other assets acquired	90,037	20,090	15,280
Debt assumed	47,641	177,857	241,076
Other liabilities	72,636	54,459	24,039
Deferred income tax liability	9,381	52,153	110,728
Noncontrolling interest	22,517	88,085	—
Equity issued	—	2,204,585	10,178
Non-cash impact of CCP Spin-Off	—	1,256,404	—
Equity issued for purchase of OP and Class C units	24,318	—	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2016, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, skilled nursing facilities (“SNFs”), specialty hospitals and general acute care hospitals, and we had six properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2016, we leased a total of 549 properties (excluding MOBs and 33 properties owned through investments in unconsolidated entities) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 299 seniors housing communities (including one property owned through an investment in unconsolidated entities) for us pursuant to long-term management agreements.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB) and ten properties, respectively, as of December 31, 2016.

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

In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Life Sciences Acquisition”).   As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science assets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
As part of the Life Sciences Acquisition, we identified certain special purpose entities that were established to allow investments in life science projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs and that Ventas is the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.
In general, the assets of the consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	December 31, 2016		December 31, 2015
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$639,763	$199,674	$645,109	$203,235
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	2,143,139	162,426	2,367,296	233,600
Other identified VIEs	1,882,336	354,034	1,582,430	431,582
Wexford tax credit VIEs(1)	981,752	234,109	—	—

(1)	Balances relate to the Life Sciences Acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of December 31, 2016, third party investors owned 2,746,737 Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.7% of the total units then outstanding, and we owned 7,156,146 Class B limited partnership units in NHP/PMB, representing the remaining 72.3%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per unit, and subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
As of December 31, 2016, we owned a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidated this entity, as our wholly owned subsidiary was the general partner, who was the primary beneficiary of this VIE. The limited partnership units (“Class C Units”) may be redeemed at the election of the holder for one share of our common stock per unit or, at our option, an equivalent amount in cash, subject to adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the Class C Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of Class C Units. As of December 31, 2016, third party investors owned 341,776 Class C Units, which represented 1.1% of the total units then outstanding, and we owned 29,327,561 Class C Units and 176,374 OP units in Ventas Realty OP, representing the remaining 98.9%.
During 2016, third party investors redeemed 65,581 OP Units and 331,208 Class C Units for 390,558 shares of Ventas common stock, valued at $24.3 million. During 2015, third party investors redeemed 9,309 OP Units and 445,541 Class C Units for approximately $33.2 million.
In January 2017, third party investors redeemed the remaining 341,776 Class C Units outstanding for 341,776 shares of Ventas common stock, valued at $20.9 million. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.
As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of December 31, 2016 and 2015, the fair value of the redeemable OP Unitholder Interests was $177.2 million and $188.5 million, respectively. We recognize changes in fair value through capital

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2016 and 2015. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interest’s share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in carrying value of redeemable noncontrolling interests through capital in excess of par value.
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
Accounting for Historic and New Markets Tax Credits
As part of the Life Sciences Acquisition, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Ventas. As of December 31, 2016, we own 11 properties (two of which were in development) that had syndicated HTCs or NMTCs, or both, to TCIs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We calculate the fair value of long-term assumed debt by discounting the remaining contractual cash flows on each instrument at the current market rate for those borrowings, which we approximate based on the rate at which we would expect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to incur a replacement instrument on the date of acquisition, and recognize any fair value adjustments related to long-term debt as effective yield adjustments over the remaining term of the instrument.
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
Estimates of fair value used in our evaluation of goodwill (if necessary based on our qualitative assessment), investments in real estate, investments in unconsolidated entities and intangible assets are based upon discounted future cash flow projections or other acceptable valuation techniques that are based, in turn, upon all available evidence including level three inputs, such as revenue and expense growth rates, estimates of future cash flows, capitalization rates, discount rates, general economic conditions and trends, or other available market data. Our ability to accurately predict future operating results and cash flows and to estimate and determine fair values impacts the timing and recognition of impairments. While we believe our assumptions are reasonable, changes in these assumptions may have a material impact on our financial results.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Escrow Deposits and Restricted Cash
Escrow deposits consist of amounts held by us or our lenders to provide for future real estate tax, insurance expenditures and tenant improvements related to our properties and operations. Restricted cash generally represents amounts paid to us for security deposits and other similar purposes.
Deferred Financing Costs
We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $17.9 million, $18.7 million and $16.9 million were included in interest expense for the years ended December 31, 2016, 2015 and 2014, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Marketable debt securities - We estimate the fair value of corporate bonds, if any, using level two inputs: we observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs: we consider credit spreads, underlying asset performance and credit quality and default rates.

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

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2016 and 2015, this cumulative excess totaled $244.6 million (net of allowances

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of $109.8 million) and $219.1 million (net of allowances of $101.4 million), respectively (excluding properties classified as held for sale).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal Income Tax
We have elected to be treated as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended (the “Code”), for every year beginning with the year ended December 31, 1999. Accordingly, we generally are not subject to federal income tax on net income that we distribute to our stockholders, provided that we continue to qualify as a REIT. However, with respect to certain of our subsidiaries that have elected to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), we record income tax expense or benefit, as those entities are subject to federal income tax similar to regular corporations. Certain foreign subsidiaries are subject to foreign income tax, although they did not elect to be treated as TRSs.
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
Segment Reporting
As of December 31, 2016, 2015 and 2014, we operated through three reportable business segments: triple-net leased properties; senior living operations; and office operations. In our triple-net leased properties segment, we invest in seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease, and manage MOBs and life science and innovation centers throughout the United States. See “NOTE 19—SEGMENT INFORMATION.”
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On January 1, 2017 we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or group of similar identifiable assets, the set is not a business. If this initial test is not met, a set cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. This ASU is to be applied prospectively and we expect that many of our future real estate acquisitions will be accounted for as asset acquisitions in accordance with ASC 805, which provides for the capitalization of transaction costs and no recognition of goodwill.
On January 1, 2017 we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of this ASU is not expected to have a significant impact on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and amongst other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for the Company until January 1, 2019 with early adoption permitted. We have begun our process for implementing this guidance, including developing an inventory of all leases as well as identifying any non-lease components in our lease arrangements. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASU 2014-09 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASU 2014-09 specifically references contracts with customers, it may apply to certain other transactions such as the sale of real estate or equipment. In 2015, the FASB provided for a one-year deferral of the effective date for ASU 2014-09, which is now effective for us beginning January 1, 2018. We have begun our process for implementing this guidance, including performing a preliminary review of all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. We are continuing to evaluate ASU 2014-09 (and related clarifying guidance issued by the FASB) and the allowable methods of adoption; however, we do not expect its adoption to have a significant impact on our consolidated financial statements, as a substantial portion of our revenue consists of rental income from leasing arrangements, which is specifically excluded from ASU 2014-09.
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

NOTE 3—CONCENTRATION OF CREDIT RISK
As of December 31, 2016, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 22.6%, 11.3%, 8.1%, 1.8% and 5.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of December 31, 2016). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.
Seniors housing communities constituted, based on gross book value, approximately 25.3% of real estate investments in the triple-net leased properties reportable business segment and 36.5% of real estate investments in the senior living operations reportable business segment (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of December 31, 2016). MOBs, life science and innovation centers, SNFs, specialty hospitals and general acute care hospitals collectively comprised the remaining 38.2%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2016, with properties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) (in each case excluding amounts in discontinued operations) for each of the years ended December 31, 2016, 2015 and 2014.
Triple-Net Leased Properties
For the years ended December 31, 2016, 2015 and 2014, approximately 4.8%, 5.3% and 6.1%, respectively, of our total revenues and 8.3%, 9.3% and 10.9%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Brookdale Senior Living. For the same periods, approximately 5.4%, 5.7% and 5.9%, respectively, of our total revenues and 9.2%, 9.9% and 10.6%, respectively, of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Kindred. As a result of our 2015 acquisition of Ardent Medical Services, Inc. (“AHS”) and simultaneous separation and sale of Ardent, for the year ended December 31, 2016 and 2015, approximately 3.1% and 1.3% of our total revenues and 5.3% and 2.3% of our total NOI (in each case excluding amounts in discontinued operations) were derived from our lease agreements with Ardent. Each of our leases with Brookdale Senior Living, Kindred and Ardent is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Kindred and Ardent leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as lease renewals by lease agreement or by pool of assets.
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2016, 2015 and 2014. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
On April 3, 2016, we entered into several agreements with Kindred to improve the quality and productivity of the long term acute care hospital (“LTAC”) portfolio leased by Ventas to Kindred. Certain of the agreements consist of lease amendments to the Kindred master leases, for which we received a $3.5 million fee. Under these lease amendments, annual rent on seven identified LTACs (the “7 LTACs”), which was approximately $8 million, was immediately re-allocated to other more productive post-acute assets subject to the Kindred master leases. Separately, in October 2016, we sold the 7 LTACs to an unrelated third party for $3.0 million, and recognized a gain of $2.9 million.
In November 2016, we entered into agreements with Kindred providing that (i) Kindred will either acquire all 36 SNFs owned by us and operated by Kindred for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business, or renew the current lease on all unpurchased SNFs through 2025 at the current rent level; and (ii) Kindred has extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments and reserves where applicable, for all of our triple-net and office building leases as of December 31, 2016 (excluding properties owned through investments in unconsolidated entities and properties classified as held for sale as of December 31, 2016):

	Brookdale Senior Living	Kindred	Ardent	Other	Total
	(In thousands)
2017	$162,576	$199,798	$109,151	$885,745	$1,357,270
2018	162,089	173,249	109,151	835,173	1,279,662
2019	151,437	160,730	109,151	783,220	1,204,538
2020	34,410	160,771	109,151	735,444	1,039,776
2021	13,133	160,813	109,151	678,048	961,145
Thereafter	10,703	408,810	1,491,731	3,757,703	5,668,947
Total	$534,348	$1,264,171	$2,037,486	$7,675,333	$11,511,338
Senior Living Operations
As of December 31, 2016, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 266 of our 298 seniors housing communities (excluding one property owned through an investment in unconsolidated entities), for which we pay annual management fees pursuant to long-term management agreements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY
The following summarizes our acquisition and development activities during 2016, 2015 and 2014. We invest in seniors housing and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.
2016 Acquisitions
Life Sciences Acquisition
In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford from Blackstone for total consideration of $1.5 billion. The Life Sciences Acquisition added to our portfolio 23 operating properties, two development assets and nine future development sites. The properties acquired will continue to be managed by Wexford, which will remain a separate management company owned and operated by the existing Wexford management team. We have exclusive rights to fund and own future life science projects developed by Wexford.

Other 2016 Acquisitions

During the year ended December 31, 2016, we made other investments totaling approximately $42.3 million, including the acquisition of one triple-net leased property and two MOBs.

Completed Developments
During 2016, we completed the development of three triple-net leased properties (two of which were expansions of existing seniors housing assets), representing $31.9 million of net real estate property on our Consolidated Balance Sheets as of December 31, 2016.
Estimated Fair Value
We are accounting for our 2016 acquisitions under the acquisition method in accordance with ASC 805 and have completed our initial accounting, which is subject to further adjustment. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2016 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Office Operations	Total
	(In thousands)
Land and improvements	$1,579	$55,456	$57,035
Buildings and improvements	12,558	1,323,678	1,336,236
Acquired lease intangibles	163	200,022	200,185
Other assets	—	108,607	108,607
Total assets acquired	14,300	1,687,763	1,702,063
Notes payable and other debt	—	47,641	47,641
Intangible liabilities	—	103,769	103,769
Other liabilities	380	79,693	80,073
Total liabilities assumed	380	231,103	231,483
Noncontrolling interest assumed	—	22,517	22,517
Net assets acquired	13,920	1,434,143	1,448,063
Cash acquired	—	19,119	19,119
Total cash used	$13,920	$1,415,024	$1,428,944
Aggregate Revenue and NOI
For the year ended December 31, 2016, aggregate revenue and net operating income (“NOI”) derived from our completed 2016 acquisitions during our period of ownership were $55.7 million and $37.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Transaction Costs
Transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. During 2016, we expensed as incurred $19.1 million related to our completed 2016 transactions.
2015 Acquisitions
HCT Acquisition
In January 2015, we acquired HCT in a stock and cash transaction, which added 152 properties to our portfolio. At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were canceled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that are redeemable for shares of our common stock and the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed approximately $167 million of mortgage debt and repaid approximately $730 million of debt, net of HCT cash on hand. In August 2015, 20 of the properties that we acquired in the HCT acquisition were disposed of as part of the CCP Spin-Off.
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
Other 2015 Acquisitions
In 2015, we made other investments totaling approximately $612 million, including the acquisition of eleven triple-net leased properties; nine MOBs (including eight MOBs that we had previously accounted for as investments in unconsolidated entities; see “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES”) and 12 skilled nursing facilities (all of which were disposed of as part of the CCP Spin-Off).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value
We are accounting for our 2015 acquisitions under the acquisition method in accordance with ASC Topic 805, Business Combinations (“ASC 805”). The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Total
	(In thousands)
Land and improvements	$190,566	$70,713	$173,307	$434,586
Buildings and improvements	1,726,063	703,080	1,214,546	3,643,689
Acquired lease intangibles	169,362	83,867	184,540	437,769
Other assets	174,093	272,888	402,734	849,715
Total assets acquired	2,260,084	1,130,548	1,975,127	5,365,759
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	45,924	45,408	46,565	137,897
Total liabilities assumed	45,924	123,348	146,482	315,754
Net assets acquired	2,214,160	1,007,200	1,828,645	5,050,005
Redeemable OP unitholder interests assumed				88,085
Cash acquired				59,584
Equity issued				2,216,355
Total cash used				$2,685,981
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
Transaction Costs
Transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. For the years ending December 31, 2015 and 2014, we expensed as incurred, $99.0 million and $10.8 million, respectively, costs related to our completed 2015 transactions, $4.1 million and $1.4 million of which are reported within discontinued operations. These transaction costs exclude any separation costs associated with the CCP Spin-Off (refer to “NOTE 5—DISPOSITIONS”).

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
Other 2014 Acquisitions
During the year ended December 31, 2014, we also acquired three triple-net leased private hospitals (located in the United Kingdom), 26 triple-net leased seniors housing communities and four seniors housing communities that are being operated by independent third-party managers for aggregate consideration of approximately $812.0 million. We also paid $18.8 million in costs relating to the early repayment of debt at closing of the applicable transactions. In addition, we acquired a construction design, planning and consulting business to complement our office operations through the issuance of 148,241 shares of our common stock.
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

NOTE 5—DISPOSITIONS
2016 Activity
During the year ended December 31, 2016, we sold 29 triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and six MOBs for aggregate consideration of $300.8 million. We recognized a gain on the sales of these assets of $98.2 million, net of taxes.
Subsequent to December 31, 2016, we sold five triple-net leased properties for aggregate consideration of $85.0 million and we estimate recognizing a gain on the sale of these assets of $43.3 million.
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
2014 Activity
During 2014, we sold 16 triple-net leased properties, two seniors housing communities included in our seniors housing operations reportable business segment and four MOBs for aggregate consideration of $118.2 million. We recognized a net gain on the sales of these assets of $21.3 million, $1.5 million of which is reported within discontinued operations in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Held for Sale
The table below summarizes our real estate assets classified as held for sale as of December 31, 2016 and 2015, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	December 31, 2016			December 31, 2015
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	—	$—	$—	2	$4,488	$44
Office operations	7	53,151	1,462	8	68,619	24,759
Seniors living operations (1)	—	1,810	—	1	19,953	9,537
Total	7	$54,961	$1,462	11	$93,060	$34,340

(1)	As of December 31, 2016, there is one vacant land parcel classified as held for sale.

Real Estate Impairment

We recognized impairments of $35.2 million, $42.2 million and $56.6 million for the years ended December 31, 2016, 2015 and 2014 respectively, which are recorded primarily as a component of depreciation and amortization and relate primarily to our triple-net leased properties reportable business segment. Of these impairments, none, $13.0 million and $1.5 million for the years ended December 31, 2016, 2015 and 2014 respectively were reported in discontinued operations in our Consolidated Statements of Income. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognized an impairment in the periods in which our change in intent was made.

CCP Spin-Off
On August 17, 2015, we completed the CCP Spin-Off. In connection with the CCP Spin-Off, we disposed of 355 triple-net leased skilled nursing facilities and other healthcare assets operated by private regional and local care providers. The CCP Spin-Off was effectuated through a distribution of the common shares of CCP to holders of our common stock as of the distribution record date, and qualified as a tax-free distribution to our stockholders. For every four shares of Ventas common stock held as of the distribution record date of August 10, 2015, Ventas stockholders received one CCP common share on August 17, 2015. On August 17, 2015, just prior to the effective time of the spin-off, CCP (as our then wholly owned subsidiary) received approximately $1.4 billion of proceeds from a recently completed term loan and revolving credit facility. CCP paid us a distribution of $1.3 billion from these proceeds. We used this distribution from CCP to pay down our existing debt ($1.1 billion) and to pay for a portion of our quarterly installment of dividends to our stockholders ($0.2 billion).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities of CCP at the CCP Spin-Off date:

	August 17, 2015	December 31, 2014
	(In thousands)
Assets
Net real estate investments	$2,588,255	$2,274,310
Cash and cash equivalents	1,749	2,710
Goodwill	135,446	88,959
Assets held for sale	7,610	8,435
Other assets	15,089	16,596
Total assets	2,748,149	2,391,010

Liabilities
Accounts payable and other liabilities	217,760	204,359
Liabilities related to assets held for sale	985	1,288
Total liabilities	218,745	205,647

Net assets	$2,529,404	$2,185,363
Summarized financial information for CCP discontinued operations for the years ended December 31, 2016, 2015 and 2014 respectively is as follows:

	2016	2015	2014
	(In thousands)
Revenues
Rental income	$—	$196,848	$295,767
Income from loans and investments	—	2,148	3,392
Interest and other income	—	63	2
	—	199,059	299,161
Expenses
Interest	—	61,613	87,648
Depreciation and amortization	—	79,479	101,760
General, administrative and professional fees	—	9	9
Merger-related expenses and deal costs	922	46,402	1,746
Other	—	1,332	13,184
	922	188,835	204,347
Income before real estate dispositions and noncontrolling interest	(922)	10,224	94,814
Gain (loss) on real estate dispositions	—	—	—
Net income from discontinued operations	(922)	10,224	94,814
Net income attributable to noncontrolling interest	—	120	185
Net income from discontinued operations attributable to common stockholders	$(922)	$10,104	$94,629
There were no capital and development project expenditures relating to CCP for the year ended December 31, 2016. Capital and development project expenditures relating to CCP for the years ended December 31, 2015 and 2014 were $21.8 million and $17.2 million, respectively. Other than capital and development project expenditures there were no other significant non-cash operating or investing activities relating to CCP.
We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provide to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") was $2.5 million for one year. We recognized income of $1.6 million and $0.9 million, for the years ended December 31, 2016 and 2015,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

respectively, relating to the Service Fee, which was payable in four quarterly installments. The transition services agreement terminated on August 31, 2016.
Discontinued Operations - Other than CCP Spin-Off
In addition to the amounts reported within discontinued operations relating to the CCP Spin-Off, we reported net income from discontinued operations attributable to common stockholders of zero, $1.0 million, and $5.1 million for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of December 31, 2016 and 2015, we had $754.6 million and $895.0 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of December 31, 2016 and 2015, including amortized cost, fair value and unrealized gains on available-for-sale investments:

	December 31, 2016
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$646,972	$646,972	$655,981	$—
Government-sponsored pooled loan investments(1)	55,049	53,810	55,049	1,239
Total investments reported as Secured loans receivable and investments, net	702,021	700,782	711,030	1,239

Non-mortgage loans receivable, net	52,544	52,544	53,626	—
Total investments reported as Other assets	52,544	52,544	53,626	—
Total loans receivable and investments, net	$754,565	$753,326	$764,656	$1,239

	December 31, 2015
	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)

Secured mortgage loans and other	$793,433	$793,433	$816,849	$—
Government-sponsored pooled loan investments(1)	63,679	62,130	63,679	1,549
Total investments reported as Secured loans receivable and investments, net	857,112	855,563	880,528	1,549

Non-mortgage loans receivable, net	37,926	37,926	38,806	—
Total investments reported as Other assets	37,926	37,926	38,806	—
Total loans receivable and investments, net	$895,038	$893,489	$919,334	$1,549

(1)	Investments in government-sponsored pooled loans have contractual maturity dates in 2023.

2016 Activity

During the year ended December 31, 2016, we received aggregate proceeds of $309.0 million in final repayment of three secured loans receivable and partial repayment of one secured loan receivable and recognized gains of $9.6 million on the repayment of these loans receivable in income from loans and investments in our Consolidated Statements of Income.

In connection with the Life Sciences Acquisition, we acquired three non-mortgage loans receivable.

In February 2016, we made a $140.0 million secured mezzanine loan investment, at par, relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95% and matures in 2021.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In October 2016, we committed to provide secured debt financing in the amount of $700.0 million to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”). The loan (the “Loan”) has a five-year term and is LIBOR-based with an initial interest rate of approximately 8.0% and is guaranteed by Ardent’s parent company. Ardent will also receive an equity contribution from its majority owner, an affiliate of Equity Group Investments. The Loan is subject to the satisfaction of customary closing conditions. Ardent’s acquisition of LHP is expected to close in the first quarter of 2017, but there can be no assurance as to whether, when or on what terms Ardent’s acquisition of LHP or the Loan will be completed.

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

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At December 31, 2016, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 39 properties, excluding properties under development and properties classified as held for sale. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $6.7 million, $7.8 million and $8.4 million for the years ended December 31, 2016, 2015 and 2014, respectively (which is included in office building and other services revenue in our Consolidated Statements of Income).
In October 2015, we acquired the 95% controlling interests in eight MOBs from a joint venture entity in which we have a 5% interest and that we account for as an equity method investment. In connection with this acquisition, we re-measured our previously held equity interest (associated with the acquired MOBs) and recognized a loss of $0.2 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income. Since the acquisition, operations relating to these properties have been consolidated in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$184,993	6.9	$155,161	7.0
In-place and other lease intangibles	1,325,636	23.6	1,189,261	20.9
Goodwill	1,033,225	N/A	1,047,497	N/A
Other intangibles	35,783	11.3	35,792	8.6
Accumulated amortization	(769,558)	N/A	(655,176)	N/A
Net intangible assets	$1,810,079	21.5	$1,772,535	19.2
Intangible liabilities:
Below market lease intangibles	$345,103	14.1	$256,034	14.2
Other lease intangibles	40,843	38.5	35,925	30.1
Accumulated amortization	(133,468)	N/A	(113,647)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$256,046	15.9	$181,880	15.6
N/A—Not Applicable
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2016, 2015 and 2014, our net amortization related to these intangibles was $104.5 million, $142.7 million and $74.6 million, respectively. The estimated net amortization related to these intangibles for each of the next five years is as follows: 2017—$66.1 million; 2018—$53.7 million; 2019—$44.4 million; 2020—$38.5 million; and 2021—$36.2 million.
The change in the carrying amount of goodwill, by segment, during the year ended December 31, 2016 was as follows:

	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Total
	(In thousands)
Goodwill as of December 31, 2015	$312,315	$260,882	$474,300	$1,047,497
Partial disposal of reporting unit	(5,582)	(1,400)	(4,402)	(11,384)
Currency translation adjustments and other	(2,888)	—	—	(2,888)
Goodwill as of December 31, 2016	$303,845	$259,482	$469,898	$1,033,225

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Straight-line rent receivables, net	$244,580	$219,064
Non-mortgage loans receivable, net	52,544	37,926
Other intangibles, net	8,190	13,224
Investment in unconsolidated operating entities	28,431	28,199
Other	184,619	113,990
Total other assets	$518,364	$412,403

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Unsecured revolving credit facility (1)	$146,538	$180,683
1.55% Senior Notes due 2016	—	550,000
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	371,215	468,477
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	297,841	289,038
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	186,150	180,649
3.125% Senior Notes due 2023	400,000	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	186,150	180,649
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other (4)	1,718,897	1,987,401
Total	11,190,914	11,271,020
Deferred financing costs, net	(61,304)	(69,121)
Unamortized fair value adjustment	25,224	33,570
Unamortized discounts	(27,508)	(28,473)
Senior notes payable and other debt	$11,127,326	$11,206,996

(1)	$146.5 million and $9.7 million of aggregate borrowings are denominated in Canadian dollars as of December 31, 2016 and 2015, respectively.

(2)
These amounts represent in aggregate the $571.2 million of unsecured term loan borrowings under our unsecured credit facility, of which $92.6 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

(4)
As of December 31, 2016, there was no mortgage debt related to real estate assets classified as held for sale. Balance as of December 31, 2015 excludes $22.9 million of mortgage debt related to real estate assets classified as held for sale, which is included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unsecured Revolving Credit Facility and Unsecured Term Loans
Our unsecured credit facility is comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% as of December 31, 2016, and a $200.0 million four-year term loan and a $371.2 million five-year term loan, each priced at LIBOR plus 1.05% as of December 31, 2016. The revolving credit facility matures in January 2018, but may be extended, at our option subject to the satisfaction of certain conditions, for an additional period of one year. The $200.0 million and $371.2 million term loans mature in January 2018 and January 2019, respectively. The unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.5 billion.
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
As of December 31, 2016, we had $146.5 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
As of December 31, 2016, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 97.5 basis points.
In May 2016, we repaid $100.0 million outstanding on our unsecured term loan due 2019 using cash on hand and recognized a loss on extinguishment of debt of $0.4 million, representing a write-off of the then unamortized deferred financing fees.
Senior Notes
As of December 31, 2016, we had outstanding $7.1 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) ($3.9 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.4 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and CAD 900.0 million aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited. All of the senior notes issued by Ventas Realty and Ventas Canada Finance Limited are unconditionally guaranteed by Ventas, Inc.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Mortgages
At December 31, 2016, we had 113 mortgage loans outstanding in the aggregate principal amount of $1.7 billion and secured by 123 of our properties. Of these loans, 98 loans in the aggregate principal amount of $1.4 billion bear interest at fixed rates ranging from 3.0% to 8.6% per annum, and 15 loans in the aggregate principal amount of $292.1 million bear interest at variable rates ranging from 1.5% to 3.9% per annum as of December 31, 2016. At December 31, 2016, the weighted average annual rate on our fixed rate mortgage loans was 5.6%, and the weighted average annual rate on our variable rate mortgage loans was 2.1%. Our mortgage loans had a weighted average maturity of 5.7 years as of December 31, 2016.
During 2016, we repaid in full mortgage loans in the aggregate principal amount $337.8 million and a weighted average maturity of 1.66 years and recognized a loss on extinguishment of debt of less than $0.1 million in connection with these repayments.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions
As of December 31, 2016, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2017	$614,438	$—	$25,970	$640,408
2018	1,101,879	146,538	21,085	1,269,502
2019	1,693,640	—	14,607	1,708,247
2020	1,416,913	—	11,620	1,428,533
2021	774,318	—	10,127	784,445
Thereafter (2)	5,242,559	—	117,220	5,359,779
Total maturities	$10,843,747	$146,538	$200,629	$11,190,914

(1)	At December 31, 2016, we had $286.7 million of unrestricted cash and cash equivalents, for $140.2 million of net available cash.

(2)
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
As of December 31, 2016, we were in compliance with all of these covenants.
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
As of December 31, 2016, our variable rate debt obligations of $1.7 billion reflect, in part, the effect of $150.8 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2016, our fixed rate debt obligations of $9.5 billion reflect, in part, the effect of $236.5 million notional amount of interest rate swaps with maturities ranging from October 1, 2018 to August 3, 2020, in each case that effectively convert variable rate debt to fixed rate debt.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In January and February 2017, we entered into a total of $200 million of notional forward starting swaps with an effective date of April 3, 2017 that reduce our exposure to fluctuations in interest rates related to changes in rates between now and the forecasted issuance of long-term debt. The rate on the notional amounts is locked at a weighted average rate of 2.33%.
Unamortized Fair Value Adjustment
As of December 31, 2016, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $25.2 million and will be recognized as effective yield adjustments over the remaining terms of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt (which is reflected as a reduction of interest expense) was $10.7 million for the year ended December 31, 2016 and for each of the next five years will be as follows: 2017—$6.9 million; 2018—$3.1 million; 2019—$2.3 million; 2020—$1.9 million; and 2021—$1.3 million.

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of December 31, 2016 and 2015, the carrying amounts and fair values of our financial instruments were as follows:

	2016		2015
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$286,707	$286,707	$53,023	$53,023
Secured mortgage loans and other	646,972	655,981	793,433	816,849
Non-mortgage loans receivable, net	52,544	53,626	37,926	38,806
Government-sponsored pooled loan investments	55,049	55,049	63,679	63,679
Derivative instruments	3,302	3,302	—	—
Liabilities:
Senior notes payable and other debt, gross	11,190,914	11,369,440	11,271,020	11,384,880
Derivative instruments	2,316	2,316	2,696	2,696
Redeemable OP unitholder interests	177,177	177,177	188,546	188,546
For a discussion of the assumptions considered, refer to “NOTE 2—ACCOUNTING POLICIES.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12—STOCK-BASED COMPENSATION
Compensation Plans
We currently have: four plans under which outstanding options to purchase common stock, shares of restricted stock or restricted stock units have been, or may in the future be, granted to our officers, employees and non-employee directors (the 2000 Incentive Compensation Plan (Employee Plan), the 2006 Incentive Plan, the 2006 Stock Plan for Directors, and the 2012 Incentive Plan); one plan under which executive officers may receive common stock in lieu of compensation (the Executive Deferred Stock Compensation Plan); and one plan under which certain non-employee directors have received or may receive common stock in lieu of director fees (the Nonemployee Directors’ Deferred Stock Compensation Plan). These plans are referred to collectively as the “Plans.”
During the year ended December 31, 2016, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2016 were as follows:

•
Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2016.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.5 million shares were available for future issuance as of December 31, 2016.

•
2012 Incentive Plan—10.5 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 6.5 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2016 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2016.

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

On January 18, 2017, the Executive Compensation Committee (the “Compensation Committee”) of our Board of Directors approved a 2017 long-term incentive compensation program for our named executive officers (the “2017 LTIP”) pursuant to the 2012 Incentive Plan. Several changes were made covering 2017, including: (1) in prior years, long-term incentive compensation awards were granted following and based on the satisfaction of specified performance goals (i.e., “retrospective”), and in 2017, performance-based awards made pursuant to the 2017 LTIP generally will be earned at a higher or lower level based on future performance (i.e., “prospective”); and (2) certain transition awards and modified vesting provisions apply. Under the 2017 LTIP, the aggregate target award value for each named executive officer is allocated such that 60% of the value is performance-based, in the form of performance-based restricted stock units, and 40% of the value is in the form of time-based restricted stock units. The Compensation Committee has eliminated qualitative or discretionary goals from the 2017 LTIP, which previously comprised 50% of the award opportunity.

Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2016	2015	2014
Risk-free interest rate	0.93 - 1.27%	1.02 - 1.38%	1.3 - 1.4%
Dividend yield	5.50%	5.00%	5.00%
Volatility factors of the expected market price for our common stock	19.1 - 20.6%	19.0 - 20.0%	17.8 - 18.0%
Weighted average expected life of options	4.0 years	4.0 years	4.17 years

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of stock option activity in 2016:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2015	3,052	$52.62
Options granted	1,165	62.82
Options exercised	409	49.77
Options forfeited	2	58.84
Options expired	1	46.62
Outstanding as of December 31, 2016	3,805	56.05	7.2	$30,379
Exercisable as of December 31, 2016	2,629	$53.23	6.4	$27,075
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges recorded in general and administrative expenses. Compensation costs related to stock options for the years ended December 31, 2016, 2015 and 2014 were $6.2 million, $4.2 million and $4.7 million, respectively.
As of December 31, 2016, we had $2.2 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.18 years.
The weighted average grant date fair value of options issued during the years ended December 31, 2016, 2015 and 2014 was $4.73, $5.89 and $4.37, respectively.
Aggregate proceeds received from options exercised under the Plans or the NHP Plan for the years ended December 31, 2016, 2015 and 2014 were $20.4 million, $6.4 million and $26.2 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2016, 2015 and 2014 was $8.0 million, $4.7 million and $19.3 million, respectively. There was no deferred income tax benefit for stock options exercised.

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of approximately $14.7 million in 2016, $15.2 million in 2015 and $16.2 million in 2014. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.

A summary of the status of our non-vested restricted stock and restricted stock units as of December 31, 2016, and changes during the year ended December 31, 2016 follows:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2015	363	$57.65	14	$58.02
Granted	181	55.25	13	57.06
Vested	226	56.21	12	56.19
Forfeited	6	58.18	0	0.00
Nonvested at December 31, 2016	312	$57.29	15	$58.70

As of December 31, 2016, we had $6.9 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.40 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2016, 2015 and 2014 was $13.9 million, $18.3 million and $17.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2016, 0.1 million shares had been purchased under the ESPP and 2.9 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2016, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2016, 2015 and 2014, our aggregate contributions were approximately $1.3 million, $1.2 million and $1.1 million, respectively.

NOTE 13—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Code for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as TRS entities, which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note. Certain REIT entities are subject to foreign income tax.
Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2016, 2015 and 2014, our tax treatment of distributions per common share was as follows:

	2016	2015	2014
Tax treatment of distributions:
Ordinary income	$2.68216	$3.02368	$2.61271
Qualified ordinary income	0.05794	0.01632	0.10474
Long-term capital gain	0.11613	—	0.16224
Unrecaptured Section 1250 gain	0.10877	—	0.08531
Distribution reported for 1099-DIV purposes	$2.96500	$3.04000	$2.96500
We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2016, 2015 and 2014. Our consolidated benefit for income taxes for the years ended December 31, 2016, 2015 and 2014 was as follows:

	2016	2015	2014
	(In thousands)
Current - Federal	$(2,991)	$138	$878
Current - State	1,241	1,453	—
Deferred - Federal	(19,539)	(25,962)	(3,338)
Deferred - State	(3,634)	(3,054)	(1,772)
Current - Foreign	1,067	953	327
Deferred - Foreign	(7,487)	(12,812)	(4,827)
Total	$(31,343)	$(39,284)	$(8,732)
The income tax benefit for the year ended December 31, 2016 is due primarily to the income tax benefit of ordinary losses and the reversal of a net deferred tax liability at certain TRS entities, and the release of a tax reserve. The income tax benefit for the year ended December 31, 2015 primarily relates to the income tax benefit of ordinary losses related to certain TRS entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although the TRS entities have paid minimal cash federal income taxes for the year ended December 31, 2016, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living operations reportable business segment grows. Such increases could be significant.
A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2016, 2015 and 2014, to the income tax benefit is as follows:

	2016	2015	2014
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$181,478	$123,086	$122,746
State income taxes, net of federal benefit	(1,022)	(657)	(1,152)
Increase in valuation allowance	3,921	20,978	23,122
(Decrease) increase in ASC 740 income tax liability	(3,582)	(462)	878
Tax at statutory rate on earnings not subject to federal income taxes	(209,204)	(185,648)	(151,055)
Foreign rate differential and foreign taxes	2,094	3,095	3,230
Change in tax status of TRS	(5,629)	—	(7,380)
Other differences	601	324	879
Income tax benefit	$(31,343)	$(39,284)	$(8,732)
In connection with the Holiday Canada Acquisition in 2014, the HCT and U.K. acquisitions in 2015, and the Life Sciences Acquisition in 2016, we established a beginning net deferred tax liability of $107.7 million, $32.3 million, $18.5 million and $9.4 million, respectively, related to temporary differences between the financial reporting and tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards).
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards (including the REIT carryforwards) included in the net deferred tax liabilities at December 31, 2016, 2015 and 2014 are summarized as follows:

	2016	2015	2014
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(409,803)	$(413,566)	$(406,023)
Operating loss and interest deduction carryforwards	589,326	564,091	398,859
Expense accruals and other	18,185	14,624	15,355
Valuation allowance	(514,349)	(503,531)	(352,528)
Net deferred tax liabilities	$(316,641)	$(338,382)	$(344,337)
Our net deferred tax liability decreased $21.7 million during 2016 primarily due to the reversal of a net deferred tax liability at one TRS and the impact of TRS operating losses and currency translation adjustments, offset by $9.4 million of recorded deferred tax liability as a result of the Life Sciences Acquisition. Our net deferred tax liability decreased $6.0 million during 2015 primarily due to $51.8 million of recorded deferred tax liability as a result of the HCT, U.K. and Ardent acquisitions, offset by the impact of TRS operating losses and currency translation adjustments.
Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to the REIT and certain TRSs.  The amounts related to NOLs at the REIT and TRS entities for 2016, 2015, and 2014 are $379.5 million and $84.7 million, $369.4 million and $85.5 million, and $251.1 million and $66.1 million, respectively. The REIT NOLs are subject to a full valuation allowance.
For the years ended December 31, 2016 and 2015, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $4.4 billion and $4.7 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of valuation allowances, for the years ended December 31, 2016, 2015 and 2014, is as follows:

	2016	2015	2014
	(In thousands)
Beginning Balance	$503,531	$352,528	$331,458
Additions:
Purchase accounting	—	172,932	—
Expenses(1)	6,589	21,375	25,199
Subtractions:
Purchase accounting	(15,671)	—	—
Deductions(1)	(2,668)	(397)	(2,077)
State income tax, net of Federal impact	536	529	2,998
REIT activity(2)	22,840	(45,781)	(3,583)
Other activity (not resulting in expense or deduction)	(808)	2,345	(1,467)
Ending balance	$514,349	$503,531	$352,528

(1)
Generally, Expenses and Deductions are increases and decreases, respectively, in TRS valuation allowances, the latter being through utilization or release. Net amount equals increase in valuation allowance on reconciliation of income tax expense and benefit schedule above.

(2)	Includes primarily the increase and decrease of REIT Federal income tax attributes due to utilization, expiration and adjustments other than purchase accounting.
We are subject to corporate level taxes (“built-in gains tax”) for any asset dispositions during the five-year period immediately after the assets were owned by a C corporation (either prior to our REIT election, through stock acquisition or merger). The amount of income potentially subject to built-in gains tax is generally equal to the lesser of the excess of the fair value of the asset over its adjusted tax basis as of the date it became a REIT asset or the actual amount of gain. Some, but not all, future gains could be offset by available NOL carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2013 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2012 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in connection with the Sunrise and Holiday Canada acquisitions. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2015.
At December 31, 2016, we had a combined NOL carryforward of $490.4 million related to the TRS entities and an NOL carryforward of $1.1 billion related to the REIT, including $18.6 million and $397.9 million of the REIT NOL carried over from the HCT and Ardent acquisitions, respectively. Additionally, $10.5 million of Federal income tax credits were carried over from the Ardent entities. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The NOL carryforwards have begun to expire annually for the REIT and begin to expire in 2024 with respect to the TRS entities.
As a result of our uncertainty regarding the use of existing REIT NOLs, we have not ascribed any net deferred tax benefit to REIT NOL carryforwards as of December 31, 2016 and 2015. The IRS may challenge our entitlement to these tax attributes during its review of the tax returns for the previous tax years. We believe we are entitled to these tax attributes but cannot assure you as to the outcome of these matters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

	2016	2015
	(In thousands)
Balance as of January 1	$24,135	$25,446
Additions to tax positions related to the current year	—	—
Additions to tax positions related to prior years	222	248
Subtractions to tax positions related to prior years	—	(677)
Subtractions to tax positions related to settlements	—	—
Subtractions to tax positions as a result of the lapse of the statute of limitations	(3,407)	(882)
Balance as of December 31	$20,950	$24,135
Included in these unrecognized tax benefits of $21.0 million and $24.1 million at December 31, 2016 and 2015, respectively, were $19.3 million and $22.5 million of tax benefits at December 31, 2016 and 2015, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued interest of $0.3 million related to the unrecognized tax benefits during 2016, but no penalties. We expect our unrecognized tax benefits to decrease by $4.3 million during 2017, as a result of the lapse of the statute of limitations.
As a part of the transfer pricing structure in the normal course of business, the REIT enters into transactions with certain TRSs, such as leasing transactions, other capital financing and allocation of general and administrative costs, which transactions are intended to comply with Internal Revenue Service and foreign tax authority transfer pricing rules.

NOTE 14—COMMITMENTS AND CONTINGENCIES
Litigation
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
Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

community, MOB or life science innovation center, may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 14, the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
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

As of December 31, 2016, our future minimum lease obligations under non-cancelable operating and ground leases were as follows:

Lease Payments
(In thousands)
2017	$28,146
2018	24,814
2019	21,593
2020	20,766
2021	20,105
Thereafter	628,571
Total	$743,995

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15—EARNINGS PER SHARE
The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations attributable to common stockholders	$650,153	$406,740	$376,032
Discontinued operations	(922)	11,103	99,735
Net income attributable to common stockholders	$649,231	$417,843	$475,767
Denominator:
Denominator for basic earnings per share—weighted average shares	344,703	330,311	294,175
Effect of dilutive securities:
Stock options	569	360	495
Restricted stock awards	176	41	55
OP units	2,942	3,295	1,952
Denominator for diluted earnings per share—adjusted weighted average shares	348,390	334,007	296,677
Basic earnings per share:
Income from continuing operations attributable to common stockholders	$1.88	$1.23	$1.28
Discontinued operations	0.00	0.03	0.34
Net income attributable to common stockholders	$1.88	$1.26	$1.62
Diluted earnings per share:
Income from continuing operations attributable to common stockholders	$1.86	$1.22	$1.26
Discontinued operations	0.00	0.03	0.34
Net income attributable to common stockholders	$1.86	$1.25	$1.60
There were 1.4 million, 0.9 million and 0.5 million anti-dilutive options outstanding for the years ended December 31, 2016, 2015 and 2014, respectively.

NOTE 16—PERMANENT AND TEMPORARY EQUITY
Capital Stock
For the year ended December 31, 2016, we issued and sold 18.9 million shares of common stock under our “at-the-market” (“ATM”) equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the Life Sciences Acquisition, for working capital and other general corporate purposes. See NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY for additional information. As of December 31, 2016, approximately $230.6 million of our common stock remained available for sale under our ATM equity offering program.
In January 2015, in connection with the HCT acquisition, we issued approximately 28.4 million shares of our common stock and 1.1 million Class C Units that are redeemable for our common stock.
For the year ended December 31, 2015, we issued and sold a total of 7.2 million shares of our common stock under our ATM equity offering program for aggregate net proceeds of $491.6 million, after sales agent commissions.
For the year ended December 31, 2014, we issued and sold a total of 3.4 million shares of common stock under the ATM program for aggregate net proceeds of $242.3 million, after sales agent commissions.
During 2016, third party investors redeemed 65,581 OP Units and 331,208 Class C Units for 390,558 shares of Ventas common stock, valued at $24.3 million. During 2015, third party investors redeemed 9,309 OP Units and 445,541 Class C Units for approximately $33.2 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2016, there were no shares in the trust.
Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.
Distribution Reinvestment and Stock Purchase Plan
Prior to its suspension in July 2014, our Distribution Reinvestment and Stock Purchase Plan (“DRIP”) enabled existing stockholders to purchase shares of common stock by reinvesting all or a portion of the cash distribution on their shares of our common stock, subject to certain limits. Existing stockholders and new investors also could purchase shares of our common stock under the DRIP by making optional cash payments, subject to certain limits. In 2014, we offered a 1% discount on the purchase price of our common stock to shareholders who reinvested their dividends or made optional cash purchases through the DRIP. We may determine whether or not to reinstate the DRIP at any time at our sole discretion, and if so, the amount and availability of this discount will be at our discretion. The granting of a discount for one month or quarter, as applicable, will not ensure the availability or amount of a discount in future periods, and each month or quarter, as applicable, we may lower or eliminate the discount without prior notice. In addition, we may change our determination as to whether common shares will be purchased by the plan administrator directly from us or in the open market without prior notice to investors.
Accumulated Other Comprehensive Income (Loss)
The following is a summary of our accumulated other comprehensive loss as of December 31, 2016 and 2015:

	2016	2015
	(In thousands)
Foreign currency translation	$(66,192)	$(13,926)
Unrealized gain on marketable securities	1,239	1,549
Other	7,419	4,812
Total accumulated other comprehensive loss	$(57,534)	$(7,565)
The change in foreign currency translation during the year ended December 31, 2016 was due primarily to the remeasurement of our properties located in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable OP Unitholder and Noncontrolling Interests
The following is a rollforward of our redeemable OP unitholder interest and noncontrolling interest for 2016:

	Redeemable OP Unitholder Interest	Redeemable Noncontrolling Interest	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2015	$188,546	$7,983	$196,529
New issuances(1)	—	14,851	14,851
Change in valuation	21,085	717	21,802
Distributions and other	(8,640)	—	(8,640)
Redemptions	(23,814)	—	(23,814)
Balance as of December 31, 2016	$177,177	$23,551	$200,728

(1)	New issuances of redeemable noncontrolling interests relate to joint venture arrangements from the Life Sciences Acquisition.
In January 2017, third party investors redeemed the remaining 341,776 Class C Units outstanding for 341,776 shares of Ventas common stock, valued at $20.9 million. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.

NOTE 17—RELATED PARTY TRANSACTIONS
As disclosed in “NOTE 3—CONCENTRATION OF CREDIT RISK,” Atria provides comprehensive property management and accounting services with respect to our seniors housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements.  Most of our management agreements with Atria have initial terms expiring either July 31, 2024, or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Atria also provides certain construction and development management services relating to various development and redevelopment projects within our seniors housing portfolio. For the years ended December 31, 2016, 2015 and 2014, we incurred fees to Atria of $58.7 million, $58.0 million, and $52.7 million respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.
As disclosed in “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY,” we leased ten hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. Pursuant to our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option. For the year ended December 31, 2016 and period from the closing of the Ardent Transaction through December 31, 2015, we recognized rental income from Ardent of $106.9 million and $42.9 million, respectively. In 2015, as part of the closing, we also paid certain transaction-related fees to Ardent of $40.0 million, which are recorded within merger-related expenses and deal costs in our Consolidated Statements of Income.
These transactions are considered to be arm’s length in nature and on terms consistent with transactions with unaffiliated third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2016 and 2015 is provided below.

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$852,289	$848,404	$867,116	$875,713
Income from continuing operations attributable to common stockholders, including real estate dispositions	$149,469	$143,310	$149,570	$207,804
Discontinued operations	(489)	(148)	(118)	(167)
Net income attributable to common stockholders	$148,980	$143,162	$149,452	$207,637
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.42	$0.43	$0.59
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.44	$0.42	$0.43	$0.59
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.44	$0.42	$0.42	$0.58
Discontinued operations	0.00	0.00	0.00	0.00
Net income attributable to common stockholders	$0.44	$0.42	$0.42	$0.58
Dividends declared per share	$0.73	$0.73	$0.73	$0.775

	For the Year Ended December 31, 2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$805,598	$811,920	$827,606	$841,274
Income from continuing operations attributable to common stockholders, including real estate dispositions	$102,868	$131,578	$45,235	$127,059
Discontinued operations	17,574	18,243	(22,383)	(2,331)
Net income attributable to common stockholders	$120,442	$149,821	$22,852	$124,728
Earnings per share:
Basic:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.32	$0.39	$0.14	$0.38
Discontinued operations	0.05	0.06	(0.07)	(0.01)
Net income attributable to common stockholders	$0.37	$0.45	$0.07	$0.37
Diluted:
Income from continuing operations attributable to common stockholders, including real estate dispositions	$0.32	$0.40	$0.14	$0.38
Discontinued operations	0.05	0.05	(0.07)	(0.01)
Net income attributable to common stockholders	$0.37	$0.45	$0.07	$0.37
Dividends declared per share	$0.79	$0.79	$0.73	$0.73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION
As of December 31, 2016, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease, and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.
Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments in significant part, based on segment NOI and related measures. We define segment NOI as NOI adjusted for income or loss from unconsolidated entities, and we define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with income from continuing operations as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:

	For the Year Ended December 31, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$845,834	$—	$630,342	$—	$1,476,176
Resident fees and services	—	1,847,306	—	—	1,847,306
Office building and other services revenue	4,921	—	13,029	3,120	21,070
Income from loans and investments	—	—	—	98,094	98,094
Interest and other income	—	—	—	876	876
Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522
Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522
Less:
Interest and other income	—	—	—	876	876
Property-level operating expenses	—	1,242,978	191,784	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
Segment NOI	850,755	604,328	444,276	101,214	2,000,573
Income from unconsolidated entities	2,363	1,265	590	140	4,358
Segment profit	$853,118	$605,593	$444,866	$101,354	2,004,931
Interest and other income					876
Interest expense					(419,740)
Depreciation and amortization					(898,924)
General, administrative and professional fees					(126,875)
Loss on extinguishment of debt, net					(2,779)
Merger-related expenses and deal costs					(24,635)
Other					(9,988)
Income tax benefit					31,343
Income from continuing operations					$554,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2015
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$779,801	$—	$566,245	$—	$1,346,046
Resident fees and services	—	1,811,255	—	—	1,811,255
Office building and other services revenue	4,433	—	34,436	2,623	41,492
Income from loans and investments	—	—	—	86,553	86,553
Interest and other income	—	—	—	1,052	1,052
Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398
Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398
Less:
Interest and other income	—	—	—	1,052	1,052
Property-level operating expenses	—	1,209,415	174,225	—	1,383,640
Office building services costs	—	—	26,565	—	26,565
Segment NOI	784,234	601,840	399,891	89,176	1,875,141
(Loss) income from unconsolidated entities	(813)	(526)	369	(450)	(1,420)
Segment profit	$783,421	$601,314	$400,260	$88,726	1,873,721
Interest and other income					1,052
Interest expense					(367,114)
Depreciation and amortization					(894,057)
General, administrative and professional fees					(128,035)
Loss on extinguishment of debt, net					(14,411)
Merger-related expenses and deal costs					(102,944)
Other					(17,957)
Income tax benefit					39,284
Income from continuing operations					$389,539

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2014
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$674,547	$—	$463,910	$—	$1,138,457
Resident fees and services	—	1,552,951	—	—	1,552,951
Office building and other services revenue	4,565	—	22,529	2,270	29,364
Income from loans and investments	—	—	—	51,778	51,778
Interest and other income	—	—	—	4,263	4,263
Total revenues	$679,112	$1,552,951	$486,439	$58,311	$2,776,813
Total revenues	$679,112	$1,552,951	$486,439	$58,311	$2,776,813
Less:
Interest and other income	—	—	—	4,263	4,263
Property-level operating expenses	—	1,036,556	158,832	—	1,195,388
Office building services costs	—	—	17,092	—	17,092
Segment NOI	679,112	516,395	310,515	54,048	1,560,070
Income (loss) from unconsolidated entities	859	(658)	398	(738)	(139)
Segment profit	$679,971	$515,737	$310,913	$53,310	1,559,931
Interest and other income					4,263
Interest expense					(292,065)
Depreciation and amortization					(725,216)
General, administrative and professional fees					(121,738)
Loss on extinguishment of debt, net					(5,564)
Merger-related expenses and deal costs					(43,304)
Other					(25,743)
Income tax benefit					8,732
Income from continuing operations					$359,296
Assets by reportable business segment are as follows:

	As of December 31,
	2016		2015
	(Dollars in thousands)
Assets:
Triple-net leased properties	$7,627,792	32.9%	$7,996,645	35.9%
Senior living operations	7,826,262	33.8	8,022,206	36.0
Office operations	6,614,454	28.6	5,209,751	23.4
All other assets	1,098,092	4.7	1,033,316	4.7
Total assets	$23,166,600	100.0%	$22,261,918	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Capital expenditures:
Triple-net leased properties	$74,192	$1,890,245	$647,870
Senior living operations	105,614	382,877	977,997
Office operations	1,503,304	604,827	36,861
Total capital expenditures	$1,683,110	$2,877,949	$1,662,728
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property.
Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2016	2015	2014
	(In thousands)
Revenues:
United States	$3,242,353	$3,086,449	$2,636,591
Canada	174,831	173,778	126,435
United Kingdom	26,338	26,171	13,787
Total revenues	$3,443,522	$3,286,398	$2,776,813

	As of December 31,
	2016	2015
	(In thousands)
Net real estate property:
United States	$19,105,939	$18,271,829
Canada	1,037,105	1,039,561
United Kingdom	251,710	313,830
Total net real estate property	$20,394,754	$19,625,220

NOTE 20—CONDENSED CONSOLIDATING INFORMATION
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
The following summarizes our condensed consolidating information as of December 31, 2016 and 2015 and for the years ended December 31, 2016, 2015, and 2014:
CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,007	$173,259	$21,017,430	$—	$21,192,696
Cash and cash equivalents	210,303	—	76,404	—	286,707
Escrow deposits and restricted cash	198	1,504	78,945	—	80,647
Investment in and advances to affiliates	14,258,162	2,938,442	—	(17,196,604)	—
Goodwill	—	—	1,033,225	—	1,033,225
Assets held for sale	—	—	54,961	—	54,961
Other assets	35,468	6,792	476,104	—	518,364
Total assets	$14,506,138	$3,119,997	$22,737,069	$(17,196,604)	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,406,979	$2,720,347	$—	$11,127,326
Intercompany loans	7,087,902	(6,209,707)	(878,195)	—	—
Accrued interest	—	65,403	18,359	—	83,762
Accounts payable and other liabilities	89,284	35,587	783,057	—	907,928
Liabilities held for sale	—	(1)	1,463	—	1,462
Deferred income taxes	316,641	—	—	—	316,641
Total liabilities	7,493,827	2,298,261	2,645,031	—	12,437,119
Redeemable OP unitholder and noncontrolling interests	—	—	200,728	—	200,728
Total equity	7,012,311	821,736	19,891,310	(17,196,604)	10,528,753
Total liabilities and equity	$14,506,138	$3,119,997	$22,737,069	$(17,196,604)	$23,166,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$5,798	$195,015	$20,377,226	$—	$20,578,039
Cash and cash equivalents	11,733	—	41,290	—	53,023
Escrow deposits and restricted cash	7,154	1,644	69,098	—	77,896
Investment in and advances to affiliates	12,989,643	3,545,183	—	(16,534,826)	—
Goodwill	—	—	1,047,497	—	1,047,497
Assets held for sale	—	4,488	88,572	—	93,060
Other assets	17,869	4,182	390,352	—	412,403
Total assets	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,370,670	$2,836,326	$—	$11,206,996
Intercompany loans	7,294,158	(6,571,512)	(722,646)	—	—
Accrued interest	—	64,561	16,303	—	80,864
Accounts payable and other liabilities	68,604	45,226	665,550	—	779,380
Liabilities held for sale	—	44	34,296	—	34,340
Deferred income taxes	338,382	—	—	—	338,382
Total liabilities	7,701,144	1,908,989	2,829,829	—	12,439,962
Redeemable OP unitholder and noncontrolling interests	—	—	196,529	—	196,529
Total equity	5,331,053	1,841,523	18,987,677	(16,534,826)	9,625,427
Total liabilities and equity	$13,032,197	$3,750,512	$22,014,035	$(16,534,826)	$22,261,918

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,670	$196,991	$1,276,515	$—	$1,476,176
Resident fees and services	—	—	1,847,306	—	1,847,306
Office building and other services revenues	1,605	—	19,465	—	21,070
Income from loans and investments	341	—	97,753	—	98,094
Equity earnings in affiliates	500,515	—	(1,223)	(499,292)	—
Interest and other income	666	—	210	—	876
Total revenues	505,797	196,991	3,240,026	(499,292)	3,443,522
Expenses
Interest	(46,650)	281,458	184,932	—	419,740
Depreciation and amortization	8,968	18,297	871,659	—	898,924
Property-level operating expenses	—	317	1,434,445	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
General, administrative and professional fees	509	18,320	108,046	—	126,875
Loss on extinguishment of debt, net	—	2,770	9	—	2,779
Merger-related expenses and deal costs	23,068	—	1,567	—	24,635
Other	(705)	41	10,652	—	9,988
Total expenses	(14,810)	321,203	2,618,621	—	2,925,014
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	520,607	(124,212)	621,405	(499,292)	518,508
Income from unconsolidated entities	—	1,840	2,518	—	4,358
Income tax benefit	31,343	—	—	—	31,343
Income (loss) from continuing operations	551,950	(122,372)	623,923	(499,292)	554,209
Discontinued operations	(922)	—	—	—	(922)
Gain on real estate dispositions	98,203	—	—	—	98,203
Net income (loss)	649,231	(122,372)	623,923	(499,292)	651,490
Net income attributable to noncontrolling interest	—	—	2,259	—	2,259
Net income (loss) attributable to common stockholders	$649,231	$(122,372)	$621,664	$(499,292)	$649,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$3,663	$198,017	$1,144,366	$—	$1,346,046
Resident fees and services	—	—	1,811,255	—	1,811,255
Office building and other services revenues	895	—	40,597	—	41,492
Income from loans and investments	8,605	534	77,414	—	86,553
Equity earnings in affiliates	458,213	—	(649)	(457,564)	—
Interest and other income	495	(6)	563	—	1,052
Total revenues	471,871	198,545	3,073,546	(457,564)	3,286,398
Expenses
Interest	(38,393)	257,503	148,004	—	367,114
Depreciation and amortization	5,443	14,679	873,935	—	894,057
Property-level operating expenses	—	367	1,383,273	—	1,383,640
Office building services costs	—	—	26,565	—	26,565
General, administrative and professional fees	(321)	20,777	107,579	—	128,035
Loss on extinguishment of debt, net	—	4,523	9,888	—	14,411
Merger-related expenses and deal costs	98,644	75	4,225	—	102,944
Other	(358)	45	18,270	—	17,957
Total expenses	65,015	297,969	2,571,739	—	2,934,723
Income (loss) before unconsolidated entities, income taxes, discontinued operations and noncontrolling interest	406,856	(99,424)	501,807	(457,564)	351,675
Loss from unconsolidated entities	—	(183)	(1,237)	—	(1,420)
Income tax benefit	39,284	—	—	—	39,284
Income (loss) from continuing operations	446,140	(99,607)	500,570	(457,564)	389,539
Discontinued operations	(46,877)	34,748	23,232	—	11,103
Gain on real estate dispositions	18,580	—	—	—	18,580
Net income (loss)	417,843	(64,859)	523,802	(457,564)	419,222
Net income attributable to noncontrolling interest	—	—	1,379	—	1,379
Net income (loss) attributable to common stockholders	$417,843	$(64,859)	$522,423	$(457,564)	$417,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2014
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,789	$180,907	$954,761	$—	$1,138,457
Resident fees and services	—	—	1,552,951	—	1,552,951
Office building and other services revenues	—	—	29,364	—	29,364
Income from loans and investments	3,052	—	48,726	—	51,778
Equity earnings in affiliates	480,267	—	199	(480,466)	—
Interest and other income	3,314	26	923	—	4,263
Total revenues	489,422	180,933	2,586,924	(480,466)	2,776,813
Expenses
Interest	(18,210)	185,983	124,292	—	292,065
Depreciation and amortization	5,860	15,743	703,613	—	725,216
Property-level operating expenses	1	481	1,194,906	—	1,195,388
Office building services costs	—	—	17,092	—	17,092
General, administrative and professional fees	3,910	19,792	98,036	—	121,738
(Gain) loss on extinguishment of debt, net	(3)	3	5,564	—	5,564
Merger-related expenses and deal costs	26,209	2,110	14,985	—	43,304
Other	9,732	—	16,011	—	25,743
Total expenses	27,499	224,112	2,174,499	—	2,426,110
Income (loss) before unconsolidated entities, income taxes, discontinued operations, and noncontrolling interest	461,923	(43,179)	412,425	(480,466)	350,703
Income (loss) from unconsolidated entities	—	1,250	(1,389)	—	(139)
Income tax benefit	8,732	—	—	—	8,732
Income (loss) from continuing operations	470,655	(41,929)	411,036	(480,466)	359,296
Discontinued operations	(12,858)	61,755	50,838	—	99,735
Gain on real estate dispositions	17,970	—	—	—	17,970
Net income	475,767	19,826	461,874	(480,466)	477,001
Net income attributable to noncontrolling interest	—	—	1,234	—	1,234
Net income attributable to common stockholders	$475,767	$19,826	$460,640	$(480,466)	$475,767

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$649,231	$(122,372)	$623,923	$(499,292)	$651,490
Other comprehensive loss:
Foreign currency translation	—	—	(52,266)	—	(52,266)
Change in unrealized gain on marketable debt securities	(310)	—	—	—	(310)
Other	—	—	2,607	—	2,607
Total other comprehensive loss	(310)	—	(49,659)	—	(49,969)
Comprehensive income (loss)	648,921	(122,372)	574,264	(499,292)	601,521
Comprehensive income attributable to noncontrolling interest	—	—	2,259	—	2,259
Comprehensive income (loss) attributable to common stockholders	$648,921	$(122,372)	$572,005	$(499,292)	$599,262

	For the Year Ended December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$417,843	$(64,859)	$523,802	$(457,564)	$419,222
Other comprehensive loss:
Foreign currency translation	—	—	(14,792)	—	(14,792)
Change in unrealized gain on marketable debt securities	(5,236)	—	—	—	(5,236)
Other	—	—	(658)	—	(658)
Total other comprehensive loss	(5,236)	—	(15,450)	—	(20,686)
Comprehensive income (loss)	412,607	(64,859)	508,352	(457,564)	398,536
Comprehensive income attributable to noncontrolling interest	—	—	1,379	—	1,379
Comprehensive income (loss) attributable to common stockholders	$412,607	$(64,859)	$506,973	$(457,564)	$397,157

	For the Year Ended December 31, 2014
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$475,767	$19,826	$461,874	$(480,466)	$477,001
Other comprehensive income (loss):
Foreign currency translation	—	—	(17,153)	—	(17,153)
Change in unrealized gain on marketable debt securities	7,001	—	—	—	7,001
Other	—	—	3,614	—	3,614
Total other comprehensive income (loss)	7,001	—	(13,539)	—	(6,538)
Comprehensive income	482,768	19,826	448,335	(480,466)	470,463
Comprehensive income attributable to noncontrolling interest	—	—	1,234	—	1,234
Comprehensive income attributable to common stockholders	$482,768	$19,826	$447,101	$(480,466)	$469,229

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$65,121	$(93,432)	$1,395,768	$—	$1,367,457
Cash flows from investing activities:
Net investment in real estate property	(1,448,230)	—	19,118	—	$(1,429,112)
Investment in loans receivable and other	—	—	(158,635)		$(158,635)
Proceeds from real estate disposals	257,441	—	43,120	—	$300,561
Proceeds from loans receivable	—	—	320,082	—	$320,082
Development project expenditures	—	—	(143,647)	—	$(143,647)
Capital expenditures	—	(314)	(117,142)	—	$(117,456)
Other	—	—	(6,436)	—	(6,436)
Net cash used in investing activities	(1,190,789)	(314)	(43,540)	—	(1,234,643)
Cash flows from financing activities:
Net change in borrowings under credit facilities	—	(171,000)	135,363	—	(35,637)
Proceeds from debt	—	846,521	46,697	—	893,218
Repayment of debt	—	(651,820)	(370,293)	—	(1,022,113)
Net change in intercompany debt	990,056	82,266	(1,072,322)	—	—
Purchase of noncontrolling interest	—	—	(2,846)	—	(2,846)
Payment of deferred financing costs	—	(5,787)	(768)	—	(6,555)
Issuance of common stock, net	1,286,680	—	—	—	1,286,680
Cash distribution from (to) affiliates	106,723	(6,434)	(100,289)	—	—
Cash distribution to common stockholders	(1,024,968)	—	—	—	(1,024,968)
Cash distribution to redeemable OP unitholders	—	—	(8,640)	—	(8,640)
Contributions from noncontrolling interest	—	—	7,326	—	7,326
Distributions to noncontrolling interest	—	—	(6,879)	—	(6,879)
Other	22,136	—	—	—	22,136
Net cash provided by (used in) financing activities	1,380,627	93,746	(1,372,651)	—	101,722
Net increase (decrease) in cash and cash equivalents	254,959	—	(20,423)	—	234,536
Effect of foreign currency translation on cash and cash equivalents	(56,389)	—	55,537	—	(852)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$210,303	$—	$76,404	$—	$286,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(123,041)	$16,528	$1,498,280	$—	$1,391,767
Cash flows from investing activities:
Net investment in real estate property	(2,650,788)	—	—	—	(2,650,788)
Investment in loans receivable and other	—	—	(171,144)	—	(171,144)
Proceeds from real estate disposals	492,408	—	—	—	492,408
Proceeds from loans receivable	—	—	109,176	—	109,176
Proceeds from sale or maturity of marketable securities	76,800	—	—	—	76,800
Funds held in escrow for future development expenditures	—	—	4,003	—	4,003
Development project expenditures	—	—	(119,674)	—	(119,674)
Capital expenditures	—	(15,733)	(91,754)	—	(107,487)
Investment in unconsolidated operating entity	(26,282)	—	—	—	(26,282)
Contributions to unconsolidated entities	—	—	(30,704)	—	(30,704)
Net cash used in investing activities	(2,107,862)	(15,733)	(300,097)	—	(2,423,692)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(584,000)	(139,457)	—	(723,457)
Net cash impact of CCP spin-off	1,273,000	—	(1,401,749)	—	(128,749)
Proceeds from debt	—	2,292,568	220,179	—	2,512,747
Issuance of debt related to CCP spin-off	—	—	1,400,000		1,400,000
Repayment of debt	—	(705,000)	(730,596)	—	(1,435,596)
Net change in intercompany debt	1,782,954	(1,008,773)	(774,181)	—	—
Purchase of noncontrolling interest	—	—	(3,819)	—	(3,819)
Payment of deferred financing costs	—	(22,297)	(2,368)	—	(24,665)
Issuance of common stock, net	491,023	—	—	—	491,023
Cash distribution (to) from affiliates	(315,466)	26,707	288,759	—	—
Cash distribution to common stockholders	(1,003,413)	—	—	—	(1,003,413)
Cash distribution to redeemable OP unitholders	—	—	(15,095)	—	(15,095)
Purchases of redeemable OP units	—	—	(33,188)	—	(33,188)
Distributions to noncontrolling interest	—	—	(12,649)	—	(12,649)
Other	6,983	—	—	—	6,983
Net cash provided by (used in) financing activities	2,235,081	(795)	(1,204,164)	—	1,030,122
Net increase (decrease) in cash and cash equivalents	4,178	—	(5,981)	—	(1,803)
Effect of foreign currency translation on cash and cash equivalents	(17,302)	—	16,780	—	(522)
Cash and cash equivalents at beginning of period	24,857	—	30,491	—	55,348
Cash and cash equivalents at end of period	$11,733	$—	$41,290	$—	$53,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2014
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(95,331)	$80,263	$1,269,913	$—	$1,254,845
Cash flows from investing activities:
Net investment in real estate property	(1,468,286)	—	—	—	(1,468,286)
Investment in loans receivable and other	—	—	(498,992)	—	(498,992)
Proceeds from real estate disposals	118,246	—	—	—	118,246
Proceeds from loans receivable	—	—	73,557	—	73,557
Purchase of marketable securities	—	—	(96,689)	—	(96,689)
Proceeds from sale or maturity of marketable securities	—	—	21,689	—	21,689
Funds held in escrow for future development expenditures	—	—	4,590	—	4,590
Development project expenditures	—	—	(106,988)	—	(106,988)
Capital expenditures	—	(7,749)	(79,705)	—	(87,454)
Contributions to unconsolidated entities	(5,527)	—	(71)	—	(5,598)
Other	(2,689)	—	(6,426)	—	(9,115)
Net cash used in investing activities	(1,358,256)	(7,749)	(689,035)	—	(2,055,040)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	386,000	154,203	—	540,203
Proceeds from debt	—	696,661	1,311,046	—	2,007,707
Repayment of debt	—	—	(1,151,395)	—	(1,151,395)
Net change in intercompany debt	1,300,790	(895,961)	(404,829)	—	—
Payment of deferred financing costs	—	(6,608)	(7,612)	—	(14,220)
Issuance of common stock, net	242,107	—	—	—	242,107
Cash distribution from (to) affiliates	776,497	(252,611)	(523,886)	—	—
Cash distribution to common stockholders	(875,614)	—	—	—	(875,614)
Cash distribution to redeemable OP unitholders	(5,762)	—	—	—	(5,762)
Purchases of redeemable OP units	(503)	—	—	—	(503)
Contributions from noncontrolling interest	—	—	491	—	491
Distributions to noncontrolling interest	—	—	(9,559)	—	(9,559)
Other	24,597	5	—	—	24,602
Net cash provided by (used in) financing activities	1,462,112	(72,514)	(631,541)	—	758,057
Net increase (decrease) in cash and cash equivalents	8,525	—	(50,663)	—	(42,138)
Effect of foreign currency translation on cash and cash equivalents	(11,837)	—	14,507	—	2,670
Cash and cash equivalents at beginning of period	28,169	—	66,647	—	94,816
Cash and cash equivalents at end of period	$24,857	$—	$30,491	$—	$55,348

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance Accounts		Additions		Deductions
	(In Thousands)
Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2016
Allowance for doubtful accounts	13,546	5,093	—	(7,111)	108	$11,636
Straight-line rent receivable allowance	101,418	9,682	—	—	(1,264)	$109,836
	114,964	14,775	—	(7,111)	(1,156)	121,472

2015
Allowance for doubtful accounts	11,460	10,937	753	(12,977)	3,373	$13,546
Straight-line rent receivable allowance	83,461	35,448	—	—	(17,491)	$101,418
	94,921	46,385	753	(12,977)	(14,118)	114,964

2014
Allowance for doubtful accounts	9,624	8,204	—	(4,272)	(2,096)	$11,460
Straight-line rent receivable allowance	60,787	46,503	—	462	(24,291)	$83,461
	70,411	54,707	—	(3,810)	(26,387)	94,921

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Years Ended December 31,
	2016	2015	2014
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$22,458,032	$19,241,735	$20,393,411
Additions during period:
Acquisitions	1,380,044	4,063,355	1,769,790
Capital expenditures	270,664	229,560	189,711
Deductions during period:
Foreign currency translation	(6,252)	(209,460)	(87,776)
Other(1)	(285,902)	(867,158)	(3,023,401)
Balance at end of period	$23,816,586	$22,458,032	$19,241,735

Accumulated depreciation:
Balance at beginning of period	$3,544,625	$2,925,508	$2,881,950
Additions during period:
Depreciation expense	732,309	778,419	725,485
Dispositions:
Sales and/or transfers to assets held for sale	(87,431)	(144,545)	(675,846)
Foreign currency translation	993	(14,757)	(6,081)
Balance at end of period	$4,190,496	$3,544,625	$2,925,508

(1)	Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2016
(Dollars in thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
KINDRED SKILLED NURSING FACILITIES
Canyonwood Nursing and Rehab Center	Redding	CA	—	401	3,784	—	401	3,784	4,185	2,381	1,804	1989	1989	45 years
The Tunnell Center for Rehabilitation & Heathcare	San Francisco	CA	—	1,902	7,531	—	1,902	7,531	9,433	6,320	3,113	1967	1993	28 years
Lawton Healthcare Center	San Francisco	CA	—	943	514	—	943	514	1,457	525	932	1962	1996	20 years
Valley Gardens Health Care & Rehabilitation Center	Stockton	CA	—	516	3,405	—	516	3,405	3,921	2,207	1,714	1988	1988	29 years
Aurora Care Center	Aurora	CO	—	197	2,328	—	197	2,328	2,525	1,894	631	1962	1995	30 years
Lafayette Nursing and Rehab Center	Fayetteville	GA	—	598	6,623	—	598	6,623	7,221	6,622	599	1989	1995	20 years
Canyon West Health and Rehabilitation Center	Caldwell	ID	—	312	2,050	—	312	2,050	2,362	1,055	1,307	1974	1998	45 years
Mountain Valley Care & Rehabilitation Center	Kellogg	ID	—	68	1,280	—	68	1,280	1,348	1,316	32	1971	1984	25 years
Lewiston Rehabilitation & Care Center	Lewiston	ID	—	133	3,982	—	133	3,982	4,115	3,695	420	1964	1984	29 years
Aspen Park Healthcare	Moscow	ID	—	261	2,571	—	261	2,571	2,832	2,580	252	1955	1990	25 years
Nampa Care Center	Nampa	ID	—	252	2,810	—	252	2,810	3,062	2,722	340	1950	1983	25 years
Weiser Rehabilitation & Care Center	Weiser	ID	—	157	1,760	—	157	1,760	1,917	1,827	90	1963	1983	25 years
Wedgewood Healthcare Center	Clarksville	IN	—	119	5,115	—	119	5,115	5,234	3,841	1,393	1985	1995	35 years
Columbus Health and Rehabilitation Center	Columbus	IN	—	345	6,817	—	345	6,817	7,162	6,861	301	1966	1991	25 years
Harrison Health and Rehabilitation Centre	Corydon	IN	—	125	6,068	—	125	6,068	6,193	2,588	3,605	1998	1998	45 years
Valley View Health Care Center	Elkhart	IN	—	87	2,665	—	87	2,665	2,752	2,538	214	1985	1993	25 years
Wildwood Health Care Center	Indianapolis	IN	—	134	4,983	—	134	4,983	5,117	4,724	393	1988	1993	25 years
Windsor Estates Health & Rehab Center	Kokomo	IN	—	256	6,625	—	256	6,625	6,881	4,811	2,070	1962	1995	35 years
Rolling Hills Health Care Center	New Albany	IN	—	81	1,894	—	81	1,894	1,975	1,807	168	1984	1993	25 years
Southwood Health & Rehabilitation Center	Terre Haute	IN	—	90	2,868	(8)	82	2,868	2,950	2,733	217	1988	1993	25 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Maple Manor Health Care Center	Greenville	KY	—	59	3,187	—	59	3,187	3,246	2,834	412	1968	1990	30 years
Eagle Pond Rehabilitation and Living Center	South Dennis	MA	—	296	6,896	—	296	6,896	7,192	4,264	2,928	1985	1987	50 years
Harrington House Nursing and Rehabilitation Center	Walpole	MA	—	4	4,444	—	4	4,444	4,448	2,581	1,867	1991	1991	45 years
Parkview Acres Care and Rehabilitation Center	Dillon	MT	—	207	2,578	—	207	2,578	2,785	2,143	642	1965	1993	29 years
Park Place Health Care Center	Great Falls	MT	—	600	6,311	—	600	6,311	6,911	5,240	1,671	1963	1993	28 years
Rose Manor Healthcare Center	Nashua	NH	—	200	3,527	—	200	3,527	3,727	3,429	298	1972	1991	26 years
Guardian Care of Elizabeth City	Durham	NC	—	71	561	—	71	561	632	632	—	1977	1982	20 years
Guardian Care of Henderson	Elizabeth City	NC	—	206	1,997	—	206	1,997	2,203	1,650	553	1957	1993	29 years
Greenbriar Terrace Healthcare	Henderson	NC	—	776	6,011	—	776	6,011	6,787	5,796	991	1963	1990	25 years
Nansemond Pointe Rehabilitation and Healthcare Center	Burlington	VT	—	534	6,990	—	534	6,990	7,524	5,570	1,954	1963	1991	32 years
River Pointe Rehabilitation and Healthcare Center	Suffolk	VA	—	770	4,440	—	770	4,440	5,210	4,507	703	1953	1991	25 years
Bay Pointe Medical and Rehabilitation Center	Virginia Beach	VA	—	805	2,886	(380)	425	2,886	3,311	2,325	986	1971	1993	29 years
Birchwood Terrace Healthcare	Virginia Beach	VA	—	15	4,656	—	15	4,656	4,671	4,671	—	1965	1990	27 years
Arden Rehabilitation and Healthcare Center	Seattle	WA	—	1,111	4,013	—	1,111	4,013	5,124	3,323	1,801	1950	1993	28.5 years
Lakewood Healthcare Center	Tacoma	WA	—	504	3,511	—	504	3,511	4,015	2,473	1,542	1989	1989	45 years
Vancouver Health & Rehabilitation Center	Vancouver	WA	—	449	2,964	—	449	2,964	3,413	2,519	894	1970	1993	28 years
TOTAL KINDRED SKILLED NURSING FACILITIES			—	13,584	140,645	(388)	13,196	140,645	153,841	117,004	36,837
NON-KINDRED SKILLED NURSING FACILITIES
Cherry Hills Health Care Center	Englewood	CO	—	241	2,180	194	241	2,374	2,615	1,922	693	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	—	730	9,270	10,000	2,618	7,382	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	5,639	8,187	1982	2004	30 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	3,207	292	1972	1993	25 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	3,282	4,743	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	3,641	5,321	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	7,190	9,745	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	3,821	4,563	1897	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	4,655	25,432	1995	2011	35 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,262	617	1955	1992	29 years
SunRise Care & Rehab Moses Lake	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	3,059	15,040	1972	2011	35 years
SunRise Care & Rehab Lake Ridge	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	1,625	7,901	1988	2011	35 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	3,177	2,428	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	2,224	11,035	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	2,187	10,843	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	4,194	20,671	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	2,261	11,044	1987	2011	35 years
TOTAL NON-KINDRED SKILLED NURSING FACILITIES			—	13,144	186,804	2,953	13,144	189,757	202,901	56,964	145,937
TOTAL FOR SKILLED NURSING FACILITIES			—	26,728	327,449	2,565	26,340	330,402	356,742	173,968	182,774
SPECIALTY HOSPITALS
Southern Arizona Rehab	Tucson	AZ	—	770	25,589	—	770	25,589	26,359	4,186	22,173	1992	2011	35 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,397	4,358	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	2,975	536	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,564	870	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,119	2,486	1962	1993	25 years
HealthSouth Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	4,209	23,849	1991	2011	35 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,561	550	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,711	552	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	4,915	1,504	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	13,826	2,012	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,517	241	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	14,593	3,514	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	5,117	5,291	1970	1993	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	19,499	2,064	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,465	1,573	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	6,020	1,328	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,245	381	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,461	1,325	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,475	2,845	1964	1995	20 years
Kindred Hospital - Kansas City	Kansas City	MO	—	277	2,914	—	277	2,914	3,191	2,712	479	1958	1992	30 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,911	1,302	1984	1991	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,649	947	1964	1994	20 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,186	1,342	401	18,528	18,929	747	18,182	1989	2015	36 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,879	1,385	1985	1993	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,400	1,887	1980	1994	40 years
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	1,767	16,477	2013	2013	35 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,367	1,991	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,118	1,053	1975	1993	22 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,504	2,296	1987	1986	20 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	5,627	2,860	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,637	458	1972	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	1,960	769	1983	1990	40 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	9,179	2,483	1981	1993	30 years
Reliant Rehabilitation - Dallas TX	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	2,360	38,660	2009	2015	35 years
Baylor Institute for Rehabilition - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	1,060	17,029	2008	2015	35 years
Reliant Rehabilitation - Houston TX	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	2,228	34,442	2012	2015	35 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	1,187	18,973	2010	2015	35 years
TOTAL FOR SPECIALTY HOSPITALS			—	47,338	407,426	1,342	47,338	408,768	456,106	216,381	239,725

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
GENERAL ACUTE CARE HOSPITALS
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	156,535	7,680	9,928	164,127	174,055	7,104	166,951	1968	2015	33.5 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	18,501	(4,407)	10,107	14,094	24,201	1,653	22,548	1984	2015	20.5 years
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	183,866	9,154	7,236	193,020	200,256	6,090	194,166	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,164	287	2,560	41,451	44,011	1,377	42,634	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	34,359	(10,447)	3,623	23,912	27,535	1,003	26,532	1955	2015	40 years
Bailey Medical Center	Owasso	OK	—	4,964	8,969	(1,866)	4,964	7,103	12,067	466	11,601	2006	2015	32.5 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,199	4,140	28,319	219,339	247,658	9,397	238,261	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	100,892	11,849	17,026	112,741	129,767	4,467	125,300	1999	2015	40 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	358,029	6,001	13,015	364,794	377,809	12,105	365,704	1967	2015	44.5 years
Spire Hull and East Riding Hospital	Anlaby	Hull	—	3,194	81,613	(17,625)	2,530	64,652	67,182	3,632	63,550	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	Lancashire	—	2,446	28,896	(6,513)	1,938	22,891	24,829	1,305	23,524	1980	2014	50 years
Spire Clare Park Hospital	Farnham	Surrey	—	6,263	26,119	(6,730)	4,961	20,691	25,652	1,226	24,426	2009	2014	50 years
TOTAL FOR GENERAL ACUTE CARE HOSPITALS			—	109,357	1,254,142	(8,477)	106,207	1,248,815	1,355,022	49,825	1,305,197
TOTAL FOR HOSPITALS			—	156,695	1,661,568	(7,135)	153,545	1,657,583	1,811,128	266,206	1,544,922
BROOKDALE SENIORS HOUSING COMMUNITIES
Sterling House of Chandler	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	1,219	7,319	1998	2011	35 years
The Springs of East Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	10,163	17,502	1986	2005	35 years
Sterling House of Mesa	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	2,831	4,822	1998	2005	35 years
Clare Bridge of Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,496	4,339	1998	2005	35 years
Sterling House of Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	1,971	3,499	1998	2005	35 years
Clare Bridge of Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,645	3,032	1997	2005	35 years
Sterling House on East Speedway	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	1,920	3,331	1998	2005	35 years
Emeritus at Fairwood Manor	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	2,932	7,440	1977	2005	35 years
Woodside Terrace	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	27,420	46,940	1988	2005	35 years
The Atrium	San Jose	CA	—	6,240	66,329	12,838	6,240	79,167	85,407	27,256	58,151	1987	2005	35 years
Brookdale Place	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	14,972	25,520	1987	2005	35 years
Emeritus at Heritage Place	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	4,604	9,802	1986	2005	35 years
Ridge Point Assisted Living Inn	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	3,597	18,376	1985	2011	35 years
Wynwood of Colorado Springs	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	3,754	6,240	1997	2005	35 years
Wynwood of Pueblo	Pueblo	CO	4,859	840	9,403	—	840	9,403	10,243	3,804	6,439	1997	2005	35 years
The Gables at Farmington	Farmington	CT	—	3,995	36,310	—	3,995	36,310	40,305	14,803	25,502	1984	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Emeritus at South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	4,648	10,221	1999	2004	35 years
Chatfield	West Hartford	CT	—	2,493	22,833	21,919	2,493	44,752	47,245	9,480	37,765	1989	2005	35 years
Sterling House of Salina II	Bonita Springs	FL	8,753	1,540	10,783	—	1,540	10,783	12,323	4,305	8,018	1989	2005	35 years
Emeritus at Boynton Beach	Boynton Beach	FL	13,414	2,317	16,218	—	2,317	16,218	18,535	6,311	12,224	1999	2005	35 years
Emeritus at Deer Creek	Deerfield Beach	FL	—	1,399	9,791	—	1,399	9,791	11,190	4,129	7,061	1999	2005	35 years
Clare Bridge of Ft. Myers	Fort Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	1,358	8,014	1996	2011	35 years
Sterling House of Merrimac	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	2,779	14,826	1997	2011	35 years
Clare Bridge of Jacksonville	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	1,646	9,313	1997	2011	35 years
Emeritus at Jensen Beach	Jensen Beach	FL	12,037	1,831	12,820	—	1,831	12,820	14,651	5,104	9,547	1999	2005	35 years
Sterling House of Ormond Beach	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	1,672	9,726	1997	2011	35 years
Sterling House of Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	1,591	8,066	1997	2011	35 years
Sterling House of Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	2,462	4,258	1998	2005	35 years
Sterling House of Englewood (FL)	Rotonda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	900	5,171	1997	2011	35 years
Clare Bridge of Tallahassee	Tallahassee	FL	4,314	667	6,168	—	667	6,168	6,835	2,495	4,340	1998	2005	35 years
Sterling House of Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	2,664	13,596	1997	2011	35 years
Clare Bridge of West Melbourne	West Melbourne	FL	6,149	586	5,481	—	586	5,481	6,067	2,217	3,850	2000	2005	35 years
The Classic at West Palm Beach	West Palm Beach	FL	24,828	3,758	33,072	—	3,758	33,072	36,830	13,567	23,263	1990	2005	35 years
Clare Bridge Cottage of Winter Haven	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,216	2,022	1997	2005	35 years
Sterling House of Winter Haven	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	2,245	3,742	1997	2005	35 years
Wynwood of Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	2,489	4,367	1997	2005	35 years
The Hallmark	Chicago	IL	—	11,057	107,517	3,266	11,057	110,783	121,840	44,575	77,265	1990	2005	35 years
The Kenwood of Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	10,969	18,771	1950	2005	35 years
The Heritage	Des Plaines	IL	32,000	6,871	60,165	(66)	6,805	60,165	66,970	24,705	42,265	1993	2005	35 years
Devonshire of Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	17,316	30,700	1987	2005	35 years
The Devonshire	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	28,846	49,507	1990	2005	35 years
Seasons at Glenview	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	14,897	26,853	1999	2004	35 years
Hawthorn Lakes	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	14,694	24,789	1987	2005	35 years
The Willows	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	4,123	7,065	1999	2005	35 years
Sterling House of Evansville	Evansville	IN	3,461	357	3,765	—	357	3,765	4,122	1,523	2,599	1998	2005	35 years
Berkshire of Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	4,704	8,091	1986	2005	35 years
Sterling House of Marion	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,444	2,333	1998	2005	35 years
Sterling House of Portage	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,476	2,301	1999	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,668	2,951	1998	2005	35 years
Sterling House of Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	781	4,081	1994	2011	35 years
Clare Bridge of Leawood	Leawood	KS	3,525	117	5,127	—	117	5,127	5,244	2,074	3,170	2000	2005	35 years
Sterling House of Salina II	Salina	KS	—	300	5,657	—	300	5,657	5,957	1,004	4,953	1996	2011	35 years
Clare Bridge Cottage of Topeka	Topeka	KS	4,721	370	6,825	—	370	6,825	7,195	2,761	4,434	2000	2005	35 years
Sterling House of Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	469	2,275	1994	2011	35 years
Emeritus at Farm Pond	Framingham	MA	—	5,819	33,361	2,430	5,819	35,791	41,610	12,213	29,397	1999	2004	35 years
Emeritus at Cape Cod (WhiteHall)	Hyannis	MA	—	1,277	9,063	—	1,277	9,063	10,340	3,106	7,234	1999	2005	35 years
River Bay Club	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	23,405	40,558	1986	2005	35 years
Woven Hearts of Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	1,386	4,506	1997	2011	35 years
Clare Bridge of Delta Charter	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	1,947	10,254	1998	2011	35 years
Woven Hearts of Delta Charter	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	788	3,345	1998	2011	35 years
Clare Bridge of Farmington Hills I	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	2,001	9,076	1994	2011	35 years
Clare Bridge of Farmington Hills II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	2,028	8,918	1994	2011	35 years
Wynwood of Meridian Lansing II	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	1,171	6,303	1998	2011	35 years
Clare Bridge of Grand Blanc I	Holly	MI	—	450	12,373	—	450	12,373	12,823	2,109	10,714	1998	2011	35 years
Wynwood of Grand Blanc II	Holly	MI	—	620	14,627	—	620	14,627	15,247	2,522	12,725	1998	2011	35 years
Wynwood of Northville	Northville	MI	6,942	407	6,068	—	407	6,068	6,475	2,455	4,020	1996	2005	35 years
Clare Bridge of Troy I	Troy	MI	—	630	17,178	—	630	17,178	17,808	2,892	14,916	1998	2011	35 years
Wynwood of Troy II	Troy	MI	—	950	12,503	—	950	12,503	13,453	2,260	11,193	1998	2011	35 years
Wynwood of Utica	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	4,777	8,173	1996	2005	35 years
Clare Bridge of Utica	Utica	MI	—	700	8,657	—	700	8,657	9,357	1,568	7,789	1995	2011	35 years
Sterling House of Blaine	Blaine	MN	—	150	1,675	—	150	1,675	1,825	678	1,147	1997	2005	35 years
Clare Bridge of Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	2,520	4,009	1998	2005	35 years
Woven Hearts of Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	240	1,375	1997	2011	35 years
Sterling House of Inver Grove Heights	Inver Grove Heights	MN	2,755	253	2,655	—	253	2,655	2,908	1,074	1,834	1997	2005	35 years
Woven Hearts of Mankato	Mankato	MN	—	490	410	—	490	410	900	173	727	1996	2011	35 years
Edina Park Plaza	Minneapolis	MN	15,040	3,621	33,141	22,975	3,621	56,116	59,737	14,327	45,410	1998	2005	35 years
Clare Bridge of North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	3,356	5,997	1998	2005	35 years
Clare Bridge of Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	3,509	5,845	1998	2005	35 years
Woven Hearts of Sauk Rapids	Sauk Rapids	MN	—	480	3,178	—	480	3,178	3,658	575	3,083	1997	2011	35 years
Woven Hearts of Wilmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	829	4,474	1997	2011	35 years
Woven Hearts of Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	486	1,704	1997	2011	35 years
The Solana West County	Ballwin	MO	—	3,100	35,074	35	3,100	35,109	38,209	2,735	35,474	2012	2014	35 years
Clare Bridge of Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,616	4,574	1997	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Hickory	Hickory	NC	—	330	10,981	—	330	10,981	11,311	1,868	9,443	1997	2011	35 years
Clare Bridge of Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,415	2,450	1997	2005	35 years
Brendenwood	Voorhees Township	NJ	17,294	3,158	29,909	—	3,158	29,909	33,067	12,101	20,966	1987	2005	35 years
Clare Bridge of Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	1,918	3,704	1997	2005	35 years
Sterling House of Deptford	Woodbury	NJ	—	1,190	5,482	—	1,190	5,482	6,672	1,031	5,641	1998	2011	35 years
Ponce de Leon	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	11,151	17,027	1986	2005	35 years
Wynwood of Kenmore	Buffalo	NY	12,943	1,487	15,170	—	1,487	15,170	16,657	6,137	10,520	1995	2005	35 years
Villas of Sherman Brook	Clinton	NY	—	947	7,528	—	947	7,528	8,475	3,046	5,429	1991	2005	35 years
Wynwood of Liberty (Manlius)	Manlius	NY	—	890	28,237	—	890	28,237	29,127	4,710	24,417	1994	2011	35 years
Clare Bridge of Perinton	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,645	3,032	1997	2005	35 years
The Gables at Brighton	Rochester	NY	—	1,131	9,498	—	1,131	9,498	10,629	3,933	6,696	1988	2005	35 years
Clare Bridge of Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	3,371	5,983	1997	2005	35 years
Wynwood of Niskayuna	Schenectady	NY	16,202	1,884	16,103	—	1,884	16,103	17,987	6,515	11,472	1996	2005	35 years
Villas of Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	4,626	7,940	1991	2005	35 years
Clare Bridge of Williamsville	Williamsville	NY	6,692	839	3,841	—	839	3,841	4,680	1,554	3,126	1997	2005	35 years
Sterling House of Alliance	Alliance	OH	2,178	392	6,283	—	392	6,283	6,675	2,542	4,133	1998	2005	35 years
Clare Bridge Cottage of Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,249	1,989	1999	2005	35 years
Sterling House of Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	1,853	9,471	1997	2011	35 years
Sterling House of Beaver Creek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,177	3,791	1998	2005	35 years
Sterling House of Englewood (OH)	Clayton	OH	—	630	6,477	—	630	6,477	7,107	1,160	5,947	1997	2011	35 years
Sterling House of Westerville	Columbus	OH	1,800	267	3,600	—	267	3,600	3,867	1,457	2,410	1999	2005	35 years
Sterling House of Greenville	Greenville	OH	—	490	4,144	—	490	4,144	4,634	866	3,768	1997	2011	35 years
Sterling House of Lancaster	Lancaster	OH	—	460	4,662	—	460	4,662	5,122	875	4,247	1998	2011	35 years
Sterling House of Marion	Marion	OH	—	620	3,306	—	620	3,306	3,926	667	3,259	1998	2011	35 years
Sterling House of Salem	Salem	OH	—	634	4,659	—	634	4,659	5,293	1,885	3,408	1998	2005	35 years
Sterling House of Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	1,578	8,696	1997	2011	35 years
Sterling House of Bartlesville	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	1,766	9,013	1997	2011	35 years
Sterling House of Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	327	1,562	1994	2011	35 years
Sterling House of Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	1,965	11,697	1996	2011	35 years
Forest Grove Residential Community	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	1,826	10,127	1994	2011	35 years
The Heritage at Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	1,724	9,779	1988	2011	35 years
McMinnville Residential Estates	McMinnville	OR	1,312	1,230	7,561	—	1,230	7,561	8,791	1,588	7,203	1989	2011	35 years
Sterling House of Denton	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	1,175	7,287	1996	2011	35 years
Sterling House of Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	628	3,116	1996	2011	35 years
Sterling House of Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	1,458	7,550	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sterling House of Lancaster	Lancaster	TX	—	410	1,478	—	410	1,478	1,888	352	1,536	1997	2011	35 years
Sterling House of Paris	Paris	TX	—	360	2,411	—	360	2,411	2,771	499	2,272	1996	2011	35 years
Sterling House of San Antonio	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	1,739	9,712	1997	2011	35 years
Sterling House of Temple	Temple	TX	—	330	5,081	—	330	5,081	5,411	930	4,481	1997	2011	35 years
Emeritus at Ridgewood Gardens	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	6,229	11,890	1998	2011	35 years
Clare Bridge of Lynwood	Lynnwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	3,873	6,919	1999	2005	35 years
Clare Bridge of Puyallup	Puyallup	WA	9,434	1,055	8,298	—	1,055	8,298	9,353	3,357	5,996	1998	2005	35 years
Columbia Edgewater	Richland	WA	—	960	23,270	—	960	23,270	24,230	4,075	20,155	1990	2011	35 years
Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	5,399	9,118	1915	2005	35 years
Crossings at Allenmore	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	2,742	14,064	1997	2011	35 years
Union Park at Allenmore	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	891	4,145	1988	2011	35 years
Crossings at Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	2,668	13,468	1998	2011	35 years
Sterling House of Fond du Lac	Fond du Lac	WI	—	196	1,603	—	196	1,603	1,799	648	1,151	2000	2005	35 years
Clare Bridge of Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	2,860	5,894	2000	2005	35 years
Woven Hearts of Kenosha	Kenosha	WI	—	630	1,694	—	630	1,694	2,324	341	1,983	1997	2011	35 years
Clare Bridge Cottage of La Crosse	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	1,911	3,892	2004	2005	35 years
Sterling House of La Crosse	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	2,991	6,121	1998	2005	35 years
Sterling House of Middleton	Middleton	WI	—	360	5,041	—	360	5,041	5,401	867	4,534	1997	2011	35 years
Woven Hearts of Neenah	Neenah	WI	—	340	1,030	—	340	1,030	1,370	232	1,138	1996	2011	35 years
Woven Hearts of Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	847	4,352	1995	2011	35 years
Woven Hearts of Oshkosh	Oshkosh	WI	—	160	1,904	—	160	1,904	2,064	374	1,690	1996	2011	35 years
Woven Hearts of Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	247	1,234	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			243,653	190,934	1,803,345	78,885	191,801	1,881,363	2,073,164	614,299	1,458,865
SUNRISE SENIORS HOUSING COMMUNITIES
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	628	4,439	14,988	19,427	2,537	16,890	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	601	2,255	28,150	30,405	8,237	22,168	2007	2007	35 years
Sunrise of River Road	Tucson	AZ	—	2,971	12,399	221	2,971	12,620	15,591	1,980	13,611	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(11,789)	8,702	28,692	37,394	8,301	29,093	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	396	6,661	32,321	38,982	9,701	29,281	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(8,921)	6,220	23,161	29,381	6,803	22,578	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,385	4,989	21,876	26,865	6,897	19,968	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	437	1,284	15,020	16,304	2,445	13,859	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	1,830	2,484	24,481	26,965	7,493	19,472	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	1,330	3,867	25,825	29,692	7,908	21,784	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	1,646	5,550	21,240	26,790	6,444	20,346	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	870	1,411	24,402	25,813	7,186	18,627	2007	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,667	2,705	36,979	39,684	10,797	28,887	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	1,145	2,969	35,470	38,439	10,387	28,052	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	4,733	4,041	33,853	37,894	10,535	27,359	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	1,052	5,026	31,683	36,709	9,340	27,369	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	1,384	1,765	26,548	28,313	7,745	20,568	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	1,250	1,721	29,520	31,241	8,802	22,439	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	1,881	1,596	32,587	34,183	10,083	24,100	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	1,379	1,846	23,529	25,375	7,287	18,088	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	1,555	2,686	17,761	20,447	5,433	15,014	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	1,810	4,648	30,307	34,955	9,237	25,718	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	165	2,420	17,806	20,226	2,952	17,274	2009	2012	35 years
Sunrise of Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,234	1,513	19,744	21,257	6,044	15,213	1998	2007	35 years
Sunrise of Huntcliff I	Atlanta	GA	—	4,232	66,161	16,359	4,185	82,567	86,752	24,677	62,075	1987	2007	35 years
Sunrise of Huntcliff II	Atlanta	GA	—	2,154	17,137	1,843	2,160	18,974	21,134	5,997	15,137	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,376	1,806	24,787	26,593	7,552	19,041	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	412	884	15,472	16,356	2,576	13,780	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	1,534	1,382	40,064	41,446	11,769	29,677	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,268	2,339	29,104	31,443	8,792	22,651	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	1,133	3,504	27,801	31,305	7,918	23,387	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,414	2,610	30,288	32,898	9,374	23,524	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	1,087	2,394	43,261	45,655	12,773	32,882	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	2,502	5,630	41,962	47,592	12,246	35,346	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	2,185	2,057	62,320	64,377	16,701	47,676	2000	2007	35 years
Sunrise of Old Meridian	Carmel	IN	—	8,550	31,746	344	8,550	32,090	40,640	5,250	35,390	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	533	768	16,817	17,585	2,574	15,011	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	412	660	11,417	12,077	1,948	10,129	2007	2012	35 years
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	1,355	1,321	24,793	26,114	7,387	18,727	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	—	86	34,393	969	107	35,341	35,448	10,645	24,803	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	1,691	2,306	32,583	34,889	9,701	25,188	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	2,539	1,918	25,484	27,402	7,604	19,798	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	1,986	1,066	41,175	42,241	11,589	30,652	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,768	3,852	29,309	33,161	8,602	24,559	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	531	1,358	22,228	23,586	3,513	20,073	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	1,067	1,525	27,077	28,602	8,264	20,338	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,117	2,846	39,711	42,557	11,715	30,842	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	750	1,860	24,375	26,235	7,422	18,813	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	2,646	3,270	26,781	30,051	8,169	21,882	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	2,095	1,988	21,555	23,543	6,440	17,103	1999	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise at North Hills	Raleigh	NC	—	749	37,091	5,148	762	42,226	42,988	12,285	30,703	2000	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	1,981	3,030	27,908	30,938	8,766	22,172	1999	2007	35 years
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	502	4,013	15,527	19,540	2,663	16,877	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	17,839	1,492	32,052	1,913	1,569	33,888	35,457	10,025	25,432	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	16,567	2,985	36,795	1,708	3,042	38,446	41,488	11,387	30,101	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	1,206	1,088	20,272	21,360	6,056	15,304	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	13,160	1,288	24,990	2,333	1,324	27,287	28,611	8,084	20,527	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	17,438	5,057	23,803	1,882	5,117	25,625	30,742	7,859	22,883	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	1,319	3,537	32,076	35,613	9,780	25,833	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	1,836	4,700	39,845	44,545	12,335	32,210	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	2,154	4,505	30,464	34,969	9,358	25,611	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	1,529	1,950	28,808	30,758	8,663	22,095	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	2,404	3,038	27,840	30,878	8,872	22,006	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	384	7,288	24,243	31,531	9,433	22,098	2006	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,097	890	17,543	18,433	5,343	13,090	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	1,453	777	11,541	12,318	3,627	8,691	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(9,069)	1,167	27,447	28,614	8,101	20,513	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	644	1,191	25,074	26,265	7,214	19,051	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(10,031)	1,775	31,656	33,431	9,218	24,213	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(8,584)	2,725	25,876	28,601	7,506	21,095	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(6,836)	1,491	20,650	22,141	6,336	15,805	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	778	2,758	38,262	41,020	10,969	30,051	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(10,251)	1,621	31,537	33,158	9,036	24,122	2002	2007	35 years
Thorne Mill of Steeles	Vaughan	ON	—	2,563	57,513	(12,356)	1,320	46,400	47,720	12,578	35,142	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	560	1,833	21,422	23,255	6,268	16,987	2001	2007	35 years
Sunrise of Abington	Abington	PA	22,410	1,838	53,660	4,843	2,015	58,326	60,341	16,884	43,457	1997	2007	35 years
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	2,305	1,827	26,163	27,990	8,066	19,924	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	1,634	1,187	19,335	20,522	5,921	14,601	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	7,031	941	25,872	1,953	983	27,783	28,766	8,162	20,604	1997	2007	35 years
Sunrise at Granite Run	Media	PA	10,821	1,272	31,781	2,159	1,372	33,840	35,212	9,980	25,232	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	418	3,167	21,753	24,920	3,572	21,348	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	1,538	1,570	24,511	26,081	7,835	18,246	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	655	2,626	28,325	30,951	8,449	22,502	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	650	2,083	19,178	21,261	3,174	18,087	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	324	2,535	14,859	17,394	2,151	15,243	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	860	2,550	22,422	24,972	3,585	21,387	2007	2012	35 years
Sunrise of Holladay	Holladay	UT	—	2,542	44,771	507	2,577	45,243	47,820	7,186	40,634	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	180	2,618	23,125	25,743	7,060	18,683	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	1,993	176	16,716	16,892	5,530	11,362	1998	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,141	1,151	18,556	19,707	5,890	13,817	1999	2007	35 years
Sunrise of Bon Air	Richmond	VA	—	2,047	22,079	543	2,032	22,637	24,669	3,739	20,930	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	8,051	4,440	18,834	2,287	4,466	21,095	25,561	6,439	19,122	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			113,317	245,515	2,532,176	57,499	243,561	2,591,629	2,835,190	731,157	2,104,033
ATRIA SENIORS HOUSING COMMUNITIES
Arbour Lake	Calgary	AB	—	2,512	39,188	(5,230)	2,184	34,286	36,470	2,834	33,636	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(3,633)	1,399	27,388	28,787	2,329	26,458	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(3,938)	2,479	26,930	29,409	2,335	27,074	1999	2014	35 years
View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(3,338)	2,166	21,769	23,935	2,031	21,904	2007	2014	35 years
Victoria Park	Red Deer	AB	—	1,188	22,554	(2,503)	1,028	20,211	21,239	1,893	19,346	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(2,928)	3,154	20,076	23,230	1,875	21,355	1998	2014	35 years
Atria Regency	Mobile	AL	—	950	11,897	1,136	953	13,030	13,983	3,143	10,840	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	1,334	3,715	9,719	13,434	3,086	10,348	1988	2011	35 years
Atria Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	1,898	10,962	67,238	78,200	5,595	72,605	2000	2014	35 years
Atria Campana Del Rio	Tucson	AZ	—	5,861	37,284	1,864	5,972	39,037	45,009	8,792	36,217	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	732	1,768	733	2,501	311	2,190	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	1,565	3,020	32,524	35,544	6,495	29,049	1964	2011	35 years
Longlake Chateau	Nanaimo	BC	—	1,874	22,910	(2,810)	1,622	20,352	21,974	1,930	20,044	1990	2014	35 years
Prince George	Prince George	BC	—	2,066	22,761	(3,150)	1,787	19,890	21,677	1,879	19,798	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(2,329)	2,967	14,474	17,441	1,451	15,990	1988	2014	35 years
Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(3,700)	4,158	22,655	26,813	2,071	24,742	2003	2014	35 years
Atria Burlingame	Burlingame	CA	7,005	2,494	12,373	1,228	2,523	13,572	16,095	3,018	13,077	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	941	4,518	29,359	33,877	5,857	28,020	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	18,360	2,118	49,694	1,399	2,144	51,067	53,211	6,753	46,458	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	12,929	7,123	45,054	52,177	7,552	44,625	1984	2011	35 years
Atria Covina	Covina	CA	—	170	4,131	588	250	4,639	4,889	1,304	3,585	1977	2011	35 years
Atria Daly City	Daly City	CA	7,149	3,090	13,448	1,025	3,102	14,461	17,563	3,120	14,443	1975	2011	35 years
Atria Covell Gardens	Davis	CA	—	2,163	39,657	10,538	2,382	49,976	52,358	10,564	41,794	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	1,288	5,930	10,450	16,380	2,494	13,886	1984	2011	35 years
Atria Escondido	Escondido	CA	—	1,196	7,155	363	1,199	7,515	8,714	875	7,839	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	11,438	1,965	28,414	660	2,010	29,029	31,039	3,998	27,041	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	1,130	6,926	24,648	31,574	5,464	26,110	1985	2011	35 years
Atria Lafayette	Lafayette	CA	19,278	5,679	56,922	731	5,697	57,635	63,332	7,159	56,173	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,379	3,781	20,556	24,337	4,107	20,230	1985	2011	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	585	5,827	25,273	31,100	5,186	25,914	1978	2011	35 years
Atria Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,302	4,489	18,335	22,824	5,961	16,863	2001	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,134	3,112	10,752	13,864	4,056	9,808	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	2,959	6,860	88,679	95,539	16,494	79,045	1989	2011	35 years
Atria Paradise	Paradise	CA	4,702	2,265	28,262	946	2,309	29,164	31,473	3,898	27,575	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	4,704	3,464	21,957	25,421	6,137	19,284	1987	2011	35 years
Atria Rocklin	Rocklin	CA	19,633	4,427	52,064	497	4,427	52,561	56,988	3,415	53,573	2001	2015	35 years
Atria Collwood	San Diego	CA	—	290	10,650	989	338	11,591	11,929	2,753	9,176	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	1,227	4,602	14,997	19,599	3,936	15,663	1975	2011	35 years
Atria Chateau Gardens	San Jose	CA	—	39	487	601	49	1,078	1,127	928	199	1977	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	2,485	8,576	45,598	54,174	8,113	46,061	1976	2011	35 years
Atria Chateau San Juan	San Juan Capistrano	CA	—	5,110	29,436	8,193	5,314	37,425	42,739	10,122	32,617	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	1,820	5,253	17,763	23,016	3,593	19,423	1986	2011	35 years
Atria Santa Clarita	Santa Clarita	CA	—	3,880	38,366	473	3,880	38,839	42,719	2,571	40,148	2001	2015	35 years
Atria Bayside Landing	Stockton	CA	—	—	467	482	—	949	949	769	180	1998	2011	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	4,555	6,226	34,517	40,743	7,010	33,733	1977	2011	35 years
Atria Tarzana	Tarzana	CA	—	960	47,547	642	974	48,175	49,149	5,878	43,271	2008	2013	35 years
Atria Vintage Hills	Temecula	CA	—	4,674	44,341	1,517	4,879	45,653	50,532	6,351	44,181	2000	2013	35 years
Atria Grand Oaks	Thousand Oaks	CA	22,297	5,994	50,309	679	6,049	50,933	56,982	6,824	50,158	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	9,675	6,612	34,718	41,330	9,097	32,233	1987	2011	35 years
Atria Montego Heights	Walnut Creek	CA	—	6,910	15,797	15,684	7,626	30,765	38,391	7,215	31,176	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	2,446	7,171	56,328	63,499	16,380	47,119	1977	2011	35 years
Atria Applewood	Lakewood	CO	—	3,656	48,657	595	3,686	49,222	52,908	6,741	46,167	2008	2013	35 years
Atria Inn at Lakewood	Lakewood	CO	—	6,281	50,095	1,404	6,323	51,457	57,780	9,512	48,268	1999	2011	35 years
Atria Vistas in Longmont	Longmont	CO	—	2,807	24,877	712	2,831	25,565	28,396	4,226	24,170	2009	2012	35 years
Atria Darien	Darien	CT	18,972	653	37,587	7,271	829	44,682	45,511	8,551	36,960	1997	2011	35 years
Atria Larson Place	Hamden	CT	—	1,850	16,098	1,267	1,873	17,342	19,215	3,956	15,259	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	1,642	2,388	33,977	36,365	6,585	29,780	1998	2011	35 years
Atria Stamford	Stamford	CT	35,300	1,200	62,432	4,630	1,373	66,889	68,262	13,060	55,202	1975	2011	35 years
Atria Stratford	Stratford	CT	—	3,210	27,865	1,403	3,210	29,268	32,478	6,193	26,285	1999	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	7,462	2,553	43,805	46,358	8,819	37,539	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	2,798	3,154	17,438	20,592	4,563	16,029	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	1,725	1,663	34,104	35,767	7,409	28,358	1988	2011	35 years
Atria Baypoint Village	Hudson	FL	14,932	2,083	28,841	5,418	2,298	34,044	36,342	8,065	28,277	1986	2011	35 years
Atria San Pablo	Jacksonville	FL	5,496	1,620	14,920	794	1,648	15,686	17,334	3,193	14,141	1999	2011	35 years
Atria at St. Joseph's	Jupiter	FL	15,859	5,520	30,720	775	5,555	31,460	37,015	4,298	32,717	2007	2013	35 years
Atria Lady Lake	Lady Lake	FL	—	3,752	26,265	224	3,752	26,489	30,241	1,737	28,504	2010	2015	35 years
Atria Heritage at Lake Forest	Sanford	FL	—	3,589	32,586	3,307	3,864	35,618	39,482	6,973	32,509	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	3,163	2,529	31,375	33,904	7,613	26,291	1981	2011	35 years
Atria North Point	Alpharetta	GA	40,991	4,830	78,318	1,328	4,853	79,623	84,476	7,837	76,639	2007	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Buckhead	Atlanta	GA	—	3,660	5,274	839	3,688	6,085	9,773	1,773	8,000	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	355	1,942	19,203	21,145	2,661	18,484	2000	2013	35 years
Atria Johnson Ferry	Marietta	GA	—	990	6,453	452	995	6,900	7,895	1,613	6,282	1995	2011	35 years
Atria Tucker	Tucker	GA	—	1,103	20,679	423	1,120	21,085	22,205	2,889	19,316	2000	2013	35 years
Atria Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	2,159	2,602	36,076	38,678	11,008	27,670	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	540	1,150	23,420	24,570	4,571	19,999	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	908	1,215	21,387	22,602	4,535	18,067	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	2,002	1,245	30,366	31,611	6,747	24,864	1987	2011	35 years
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,329	1,689	15,710	17,399	3,929	13,470	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	806	1,789	16,566	18,355	3,648	14,707	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	545	869	13,036	13,905	2,711	11,194	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	709	953	9,969	10,922	2,895	8,027	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	961	1,953	18,429	20,382	3,910	16,472	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	1,112	1,410	17,814	19,224	3,813	15,411	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	19,191	1,996	53,618	55,614	11,194	44,420	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	1,332	5,383	59,280	64,663	10,853	53,810	1998	2011	35 years
Atria Fairhaven (Alden)	Fairhaven	MA	—	1,100	16,093	779	1,148	16,824	17,972	3,299	14,673	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	18,440	4,630	27,314	5,793	6,433	31,304	37,737	4,880	32,857	2013	2013	35 years
Atria Woodbriar	Falmouth	MA	—	1,970	43,693	20,043	1,974	63,732	65,706	8,007	57,699	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,309	1,226	19,017	20,243	3,866	16,377	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	1,313	2,809	41,923	44,732	7,656	37,076	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	1,481	2,755	35,215	37,970	6,963	31,007	1999	2011	35 years
Riverheights Terrace	Brandon	MB	—	799	27,708	(3,497)	692	24,318	25,010	2,178	22,832	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(1,879)	2,638	16,351	18,989	1,681	17,308	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(2,829)	765	20,439	21,204	1,909	19,295	1988	2014	35 years
Atria Manresa	Annapolis	MD	—	4,193	19,000	1,696	4,465	20,424	24,889	4,256	20,633	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	699	1,959	25,180	27,139	4,740	22,399	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	793	1,104	24,275	25,379	4,946	20,433	1998	2011	35 years
Atria Ann Arbor	Ann Arbor	MI	—	1,703	15,857	1,898	1,795	17,663	19,458	5,718	13,740	2001	2007	35 years
Atria Kinghaven	Riverview	MI	13,296	1,440	26,260	1,575	1,591	27,684	29,275	5,953	23,322	1987	2011	35 years
Ste. Anne’s Court	Fredericton	NB	—	1,221	29,626	(3,561)	1,056	26,230	27,286	2,304	24,982	2002	2014	35 years
Chateau De Champlain	St. John	NB	—	796	24,577	(2,588)	699	22,086	22,785	2,024	20,761	2002	2014	35 years
Atria Merrywood	Charlotte	NC	—	1,678	36,892	2,391	1,724	39,237	40,961	8,450	32,511	1991	2011	35 years
Atria Southpoint	Durham	NC	16,272	2,130	25,920	661	2,135	26,576	28,711	3,742	24,969	2009	2013	35 years
Atria Oakridge	Raleigh	NC	15,093	1,482	28,838	591	1,514	29,397	30,911	4,159	26,752	2009	2013	35 years
Atria Cranford	Cranford	NJ	25,562	8,260	61,411	3,755	8,382	65,044	73,426	13,167	60,259	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,160	6,593	14,405	20,998	3,703	17,295	1999	2011	35 years
Atria Sunlake	Las Vegas	NV	—	7	732	822	7	1,554	1,561	1,268	293	1998	2011	35 years
Atria Sutton	Las Vegas	NV	—	—	863	989	39	1,813	1,852	1,422	430	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Seville	Las Vegas	NV	—	—	796	1,287	11	2,072	2,083	1,196	887	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	421	9	823	832	768	64	1997	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	1,056	1,626	30,617	32,243	6,061	26,182	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	948	1,100	21,527	22,627	4,441	18,186	1980	2011	35 years
Atria Woodlands	Ardsley	NY	45,991	7,660	65,581	2,105	7,693	67,653	75,346	13,060	62,286	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	1,421	4,448	33,396	37,844	6,697	31,147	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	1,726	6,613	35,558	42,171	7,358	34,813	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	13,612	1,065	37,716	38,781	7,903	30,878	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	585	1,219	25,417	26,636	2,759	23,877	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	18,618	10,018	53,027	63,045	8,747	54,298	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	1,028	2,049	26,204	28,253	10,009	18,244	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	4,993	3,390	59,044	62,434	10,096	52,338	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	33,628	2,750	47,919	2,050	2,756	49,963	52,719	9,322	43,397	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	1,927	8,232	3,054	11,286	1,715	9,571	1987	2011	35 years
Atria Hertlin House	Lake Ronkonkoma	NY	—	7,886	16,391	1,465	7,886	17,856	25,742	2,911	22,831	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	914	3,172	6,376	9,548	2,054	7,494	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	24,575	4,120	37,348	845	4,145	38,168	42,313	7,179	35,134	2005	2011	35 years
Atria 86th Street	New York	NY	—	80	73,685	5,392	167	78,990	79,157	15,648	63,509	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	3,115	8,157	66,170	74,327	13,720	60,607	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	822	723	22,755	23,478	4,617	18,861	1972	2011	35 years
Atria Plainview	Plainview	NY	12,748	2,480	16,060	1,033	2,630	16,943	19,573	3,785	15,788	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	42,312	9,660	74,936	1,499	9,716	76,379	86,095	14,357	71,738	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	8,034	3,074	74,024	77,098	13,332	63,766	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	777	2,050	17,457	19,507	3,714	15,793	2001	2011	35 years
Atria Greece	Rochester	NY	—	410	14,967	945	639	15,683	16,322	3,324	12,998	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	1,863	12,974	74,518	87,492	13,834	73,658	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	454	1,171	22,867	24,038	4,487	19,551	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	1,397	8,832	15,549	24,381	4,680	19,701	1967	2011	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(4,263)	2,197	31,657	33,854	2,655	31,199	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(7,312)	6,542	44,450	50,992	3,616	47,376	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	—	1,799	34,633	(4,155)	1,557	30,720	32,277	2,591	29,686	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	—	2,221	36,272	(4,373)	1,924	32,196	34,120	2,715	31,405	2000	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(4,493)	1,546	32,791	34,337	2,810	31,527	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(3,679)	1,562	30,459	32,021	2,610	29,411	2004	2014	35 years
Stamford Estates	Niagara Falls	ON	—	1,414	29,439	(3,800)	1,224	25,829	27,053	2,280	24,773	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	—	2,485	33,747	(3,642)	2,154	30,436	32,590	2,618	29,972	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	—	8,214	24,056	(3,910)	7,108	21,252	28,360	2,094	26,266	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(4,859)	2,619	34,693	37,312	2,969	34,343	2002	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	766	2,492	23,623	26,115	5,065	21,050	CIP	CIP	CIP
Atria Center City	Philadelphia	PA	22,055	3,460	18,291	2,650	3,475	20,926	24,401	4,648	19,753	1964	2011	35 years
Atria Squire’s Ridge	Philadelphia	PA	—	—	1,877	—	—	1,877	1,877	—	1,877	1964	2011	35 years
Atria Woodbridge Place	Phoenixville	PA	—	1,510	19,130	881	1,510	20,011	21,521	4,200	17,321	1996	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	617	895	11,486	12,381	2,792	9,589	1998	2011	35 years
La Residence Steger	Saint-Laurent	QC	—	1,995	10,926	(1,021)	1,764	10,136	11,900	1,191	10,709	1999	2014	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	2,240	2,076	35,564	37,640	7,831	29,809	2000	2011	35 years
Atria Harborhill Place	East Greenwich	RI	—	2,089	21,702	1,176	2,115	22,852	24,967	4,699	20,268	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	779	1,470	13,435	14,905	3,207	11,698	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	559	2,810	32,182	34,992	5,967	29,025	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	714	684	14,646	15,330	2,938	12,392	1999	2011	35 years
Primrose Chateau	Saskatoon	SK	—	2,611	32,729	(3,984)	2,278	29,078	31,356	2,490	28,866	1996	2014	35 years
Mulberry Estates	Moose Jaw	SK	—	2,173	31,791	(3,891)	1,965	28,108	30,073	2,458	27,615	2003	2014	35 years
Queen Victoria	Regina	SK	—	3,018	34,109	(4,063)	2,611	30,453	33,064	2,555	30,509	2000	2014	35 years
Atria Weston Place	Knoxville	TN	9,352	793	7,961	1,016	967	8,803	9,770	2,149	7,621	1993	2011	35 years
Atria Village at Arboretum	Austin	TX	—	8,280	61,764	667	8,322	62,389	70,711	9,249	61,462	2009	2012	35 years
Atria Carrollton	Carrollton	TX	6,592	360	20,465	1,147	370	21,602	21,972	4,464	17,508	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	671	2,076	23,769	25,845	4,708	21,137	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	884	2,322	23,158	25,480	4,733	20,747	1999	2011	35 years
Atria Cinco Ranch	Katy	TX	—	3,171	73,287	570	3,174	73,854	77,028	4,511	72,517	2010	2015	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	542	1,189	5,041	6,230	1,405	4,825	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	998	1,963	31,349	33,312	4,534	28,778	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	2,477	3,148	48,438	51,586	6,639	44,947	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	847	1,600	24,499	26,099	4,857	21,242	1998	2011	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	956	897	10,131	11,028	2,147	8,881	1996	2011	35 years
Atria Sugar Land	Sugar Land	TX	—	970	17,542	774	980	18,306	19,286	3,695	15,591	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	759	1,886	18,653	20,539	3,941	16,598	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	899	928	32,162	33,090	6,729	26,361	1985	2011	35 years
Atria Virginia Beach (Hilltop)	Virginia Beach	VA	—	1,749	33,004	639	1,754	33,638	35,392	6,829	28,563	1998	2011	35 years
Amberwood	Port Richey	FL	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Other Projects			—	—	2,419	—	—	2,419	2,419	—	2,419	CIP	CIP	35 years
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			607,603	533,579	4,911,325	239,854	535,879	5,148,879	5,684,758	896,737	4,788,021
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	486	1,046	19,625	20,671	3,556	17,115	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	463	1,723	11,730	13,453	2,338	11,115	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	489	1,020	10,730	11,750	2,161	9,589	2000	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	—	220	5,476	5,696	1,591	4,105	1999	2006	35 years
Rosewood Manor (AL)	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	729	3,989	1998	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	996	1,326	11,900	13,226	3,622	9,604	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	—	1,252	7,601	8,853	2,208	6,645	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	—	204	8,971	9,175	2,606	6,569	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	—	1,320	5,693	7,013	1,654	5,359	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	8,882	184	3,094	8,882	11,976	1,628	10,348	2012	2012	35 years
Cottonwood Village	Cottonwood	AZ	—	1,200	15,124	—	1,200	15,124	16,324	4,997	11,327	1986	2005	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	958	5,850	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	975	14,229	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	1,025	14,361	1999	2014	35 years
Lakeview Terrace	Lake Havasu City	AZ	—	706	7,810	—	706	7,810	8,516	552	7,964	2009	2015	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	3,521	11,893	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	—	1,931	33,576	35,507	2,333	33,174	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	677	2,185	7,124	9,309	289	9,020	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	914	12,605	1999	2014	35 years
The Woodmark at Sun City	Sun City	NM	—	964	35,093	302	985	35,374	36,359	2,188	34,171	2000	2015	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	855	1,090	13,797	14,887	2,664	12,223	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	448	1,940	5,643	7,583	1,315	6,268	1999	2011	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	445	6,307	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	3,077	15,930	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	—	1,760	30,469	32,229	8,851	23,378	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	1,039	14,959	1998	2014	35 years
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	1,859	8,920	1989	2011	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	1,417	19,558	2003	2014	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	—	2,791	32,632	35,423	9,479	25,944	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	1,043	5,285	1997	2011	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,772	6,760	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	—	9,104	59,349	68,453	17,240	51,213	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	4,774	41,845	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	728	10,449	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	522	7,686	1999	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	—	1,089	15,449	16,538	4,488	12,050	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	1,404	14,033	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	563	8,154	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	3,941	33,861	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	1,150	9,287	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	2,547	22,096	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	3,887	19,436	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	1,994	6,988	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	1,916	8,778	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	71	2,660	9,631	12,291	1,848	10,443	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	1,189	1,219	13,615	14,834	4,118	10,716	1977	2005	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	2,061	28,226	1996	2014	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	393	6,028	1999	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	992	6,892	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	3,609	34,432	2005	2013	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	590	9,088	1998	2014	35 years
Vista Village	Vista	CA	—	1,630	5,640	61	1,630	5,701	7,331	1,264	6,067	1980	2011	35 years
Rancho Vista	Vista	CA	—	6,730	21,828	—	6,730	21,828	28,558	6,341	22,217	1982	2006	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	20	1,700	11,534	13,234	2,057	11,177	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	2,886	26,056	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	1,939	12,351	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	1,524	7,317	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	525	2,540	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	2,298	20,145	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	2,373	20,719	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(2,922)	965	10,632	11,597	1,947	9,650	1979	2011	35 years
Gardenside Terrace	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	5,564	32,954	1999	2011	35 years
Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	7,459	38,473	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	3,758	33,333	2014	2015	40 years
Willows Care Home	Canford	ESX	—	4,695	6,983	(1,901)	3,931	5,846	9,777	347	9,430	1986	2015	40 years
Cedars Care Home	Canford	ESX	—	2,649	4,925	(1,233)	2,217	4,124	6,341	252	6,089	1999	2011	35 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	1,536	7,191	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	1,061	5,271	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	—	3,280	11,877	15,157	2,257	12,900	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	1,018	5,051	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Peninsula	Hollywood	FL	—	3,660	9,122	62	3,660	9,184	12,844	1,991	10,853	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	—	455	5,905	6,360	1,715	4,645	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	1,156	5,957	1999	2011	35 years
Princeton Village of Largo	Largo	FL	—	1,718	10,438	116	1,718	10,554	12,272	871	11,401	1992	2015	35 years
Barrington Terrace of Fort Myers	Fort Myers	FL	—	2,105	18,190	244	2,110	18,429	20,539	1,390	19,149	2001	2015	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	328	2,606	19,034	21,640	1,464	20,176	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	13,474	73,023	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	1,559	7,898	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	3,648	983	9,060	10,043	1,162	8,881	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	3,249	27,744	2009	2013	35 years
Princeton Village of Palm Coast	Palm Coast	FL	—	1,958	24,525	11	1,958	24,536	26,494	1,692	24,802	2007	2015	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	152	2,230	2,514	4,744	693	4,051	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	949	4,641	1999	2011	35 years
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	443	2,430	18,188	20,618	3,322	17,296	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	79	640	8,092	8,732	1,396	7,336	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	—	3,920	14,130	18,050	2,602	15,448	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	616	5,410	21,560	26,970	4,000	22,970	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	237	1,770	16,676	18,446	1,122	17,324	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	236	3,057	9,271	12,328	910	11,418	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	308	543	10,557	11,100	1,890	9,210	1997	2011	35 years
Benton House of Covington	Covington	GA	7,736	1,297	11,397	64	1,297	11,461	12,758	821	11,937	2009	2015	35 years
Arbor Terrace of Decatur	Decatur	GA	10,500	3,102	19,599	(1,639)	1,292	19,770	21,062	1,321	19,741	1990	2015	35 years
Benton House of Douglasville	Douglasville	GA	—	1,697	15,542	16	1,697	15,558	17,255	1,094	16,161	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	—	408	6,764	7,172	1,836	5,336	1997	2007	35 years
Benton House of Newnan	Newnan	GA	—	1,474	17,487	76	1,474	17,563	19,037	1,196	17,841	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	—	1,867	15,835	17,702	1,062	16,640	1997	2014	35 years
Benton Village of Stockbridge	Stockbridge	GA	—	2,221	21,989	182	2,221	22,171	24,392	1,552	22,840	2008	2015	35 years
Benton House of Sugar Hill	Sugar Hill	GA	—	2,173	14,937	73	2,173	15,010	17,183	1,105	16,078	2010	2015	35 years
Mayflower Care Home	Northfleet	GS	—	4,330	7,519	(1,929)	3,625	6,295	9,920	381	9,539	2012	2015	40 years
Villas of St. James - Breese	Breese	IL	—	671	6,849	—	671	6,849	7,520	560	6,960	2009	2015	35 years
Villas of Holly Brook - Chatham	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	749	9,346	2012	2015	35 years
Villas of Holly Brook - Effingham	Effingham	IL	—	508	6,624	—	508	6,624	7,132	526	6,606	2011	2015	35 years
Villas of Holly Brook - Herrin	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	930	10,850	2012	2015	35 years
Villas of Holly Brook - Marshall	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	550	5,792	2012	2015	35 years
Villas of Holly Brook	Newton	IL	—	458	4,590	—	458	4,590	5,048	405	4,643	2011	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wyndcrest Assisted Living	Rochester	IL	—	570	6,536	79	570	6,615	7,185	504	6,681	2005	2015	35 years
Villas of Holly Brook, Shelbyville	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	605	5,038	2011	2015	35 years
Georgetowne Place	Fort Wayne	IN	—	1,315	18,185	238	1,315	18,423	19,738	5,888	13,850	1987	2005	35 years
The Harrison	Indianapolis	IN	—	1,200	5,740	—	1,200	5,740	6,940	1,981	4,959	1985	2005	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	—	244	11,218	11,462	3,045	8,417	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	922	4,483	1990	2011	35 years
Canford Healthcare Limited	Bexleyheath	KNT	—	5,042	7,525	(2,045)	4,222	6,300	10,522	377	10,145	2007	2015	40 years
Canford Healthcare Limited	Maidstone	KNT	—	3,769	3,089	(1,116)	3,155	2,587	5,742	244	5,498	2013	2015	40 years
Canford Healthcare Limited	Tunbridge Wells	KNT	—	4,323	5,869	(1,660)	3,619	4,913	8,532	356	8,176	2010	2015	40 years
Elmcroft of Florence	Florence	KY	—	1,535	21,826	—	1,535	21,826	23,361	1,455	21,906	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	2,601	22,796	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	—	758	12,048	12,806	802	12,004	2005	2014	35 years
Heathlands Care Home	Chingford	LON	—	5,398	7,967	(2,176)	4,519	6,670	11,189	408	10,781	1980	2015	40 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,266	3,608	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	3,382	29,574	1998	2013	35 years
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	271	2,010	1,564	3,574	481	3,093	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	876	1,400	27,771	29,171	5,108	24,063	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	5,809	30,170	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	3,344	28,998	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	4,934	42,085	2000	2013	35 years
Sentry Hill	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	3,479	19,880	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	429	371	33,030	33,401	5,678	27,723	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	398	1,956	18,520	20,476	2,532	17,944	1989	2012	35 years
Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	521	510	14,497	15,007	2,876	12,131	2001	2011	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	443	2,540	12,150	14,690	2,002	12,688	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	202	6,190	8,498	14,688	1,625	13,063	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	223	1,860	9,143	11,003	1,670	9,333	1999	2011	35 years
Rose Arbor	Maple Grove	MN	—	1,140	12,421	—	1,140	12,421	13,561	5,165	8,396	2000	2006	35 years
Wildflower Lodge	Maple Grove	MN	—	504	5,035	—	504	5,035	5,539	2,098	3,441	1981	2006	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	2,706	23,025	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	1,157	15,327	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	1,877	9,767	2011	2011	35 years
Springs at Missoula	Missoula	MT	15,684	1,975	34,390	—	1,975	34,390	36,365	4,898	31,467	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	2,667	13,383	1998	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor Terrace of Asheville	Asheville	NC	9,093	1,365	15,679	303	1,365	15,982	17,347	1,115	16,232	1998	2015	35 years
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	—	250	5,077	5,327	1,475	3,852	1997	2006	35 years
Carillon ALF of Cramer Mt.	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	3,189	15,566	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	2,635	14,155	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	1,449	8,133	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	3,389	17,815	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	2,980	25,327	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	2,593	12,882	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	—	1,989	18,648	20,637	2,635	18,002	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	—	184	3,592	3,776	1,043	2,733	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	4,257	22,349	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	2,694	13,437	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	—	1,196	10,766	11,962	2,076	9,886	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	1,918	9,768	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	130	1,210	9,898	11,108	1,731	9,377	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	961	11,789	2005	2015	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	—	1,316	11,950	13,266	3,982	9,284	1985	2005	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	3,284	28,396	2009	2013	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	3,932	34,170	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	203	2,445	33,473	35,918	2,237	33,681	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	422	1,165	26,934	28,099	4,665	23,434	1998	2011	35 years
Prestige Assisted Living at Mira Loma	Henderson	NV	—	1,279	12,558	—	1,279	12,558	13,837	317	13,520	1998	2016	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	5,059	3,498	24,156	27,654	6,529	21,125	1988	2005	35 years
Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	4,793	19,579	1994	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	—	490	3,368	3,858	978	2,880	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	—	523	7,968	8,491	2,314	6,177	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	—	661	9,788	10,449	2,843	7,606	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	—	1,235	12,611	13,846	3,663	10,183	1998	2006	35 years
Elmcroft of Sagamore Hills	Northfield	OH	—	980	12,604	—	980	12,604	13,584	3,661	9,923	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	528	557	15,932	16,489	3,042	13,447	2000	2011	35 years
Gardens at Westlake - Westlake OH	Westlake	OH	—	2,401	20,640	65	2,401	20,705	23,106	1,537	21,569	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	—	653	2,801	3,454	814	2,640	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	480	3,479	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	1,001	6,968	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	407	3,059	2004	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	1,215	8,462	2004	2012	25 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	2,094	14,167	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	392	6,349	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	1,703	16,129	1978	2013	35 years
Princeton Village	Clackamas	OR	2,808	1,126	10,283	34	1,126	10,317	11,443	743	10,700	1999	2015	35 years
Bayside Terrace	Coos Bay	OR	—	498	2,795	590	498	3,385	3,883	323	3,560	2006	2015	35 years
Ocean Ridge	Coos Bay	OR	—	2,681	10,941	75	2,681	11,016	13,697	1,108	12,589	2006	2015	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,145	4,400	9,498	13,898	1,894	12,004	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	34,002	4,689	55,035	—	4,689	55,035	59,724	7,766	51,958	2009	2013	35 years
Keizer River ALZ Facility	Keizer	OR	—	922	6,460	96	1,135	6,343	7,478	545	6,933	2012	2014	35 years
Pelican Pointe	Klamath Falls	OR	11,839	943	26,237	23	943	26,260	27,203	1,759	25,444	2011	2015	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	180	1,806	16,296	18,102	3,002	15,100	2008	2011	35 years
The Springs at Clackamas Woods (ILF)	Milwaukie	OR	10,374	1,264	22,429	—	1,264	22,429	23,693	3,195	20,498	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	5,550	681	12,077	—	681	12,077	12,758	1,721	11,037	1999	2012	35 years
Pheasant Pointe	Molalla	OR	—	904	7,433	6	904	7,439	8,343	579	7,764	1998	2015	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	485	1,320	5,149	6,469	1,106	5,363	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,224	1,910	6,473	8,383	1,399	6,984	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	1,953	27,284	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	95	3,150	16,835	19,985	3,076	16,909	2002	2011	35 years
Cedar Village	Salem	OR	—	868	12,652	159	868	12,811	13,679	885	12,794	1999	2015	35 years
Redwood Heights	Salem	OR	—	1,513	16,774	6	1,513	16,780	18,293	1,163	17,130	1999	2015	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	263	1,000	7,572	8,572	1,500	7,072	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	47	1,940	4,074	6,014	1,005	5,009	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	40	2,212	7,351	9,563	470	9,093	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	258	1,010	7,309	8,319	1,454	6,865	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	751	4,996	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	433	1,410	10,929	12,339	2,050	10,289	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	1,293	18,124	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	—	1,171	5,686	6,857	1,652	5,205	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	—	1,394	8,586	9,980	2,494	7,486	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	—	111	6,741	6,852	1,958	4,894	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	203	1,660	12,827	14,487	2,408	12,079	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	2,265	5,964	1998	2006	35 years
Elmcroft of Altoona	Hollidaysburg	PA	—	331	4,729	—	331	4,729	5,060	1,374	3,686	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	—	240	7,336	7,576	2,131	5,445	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	1,646	4,252	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	2,308	2,968	1997	2004	30 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	894	2,931	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	3,755	6,475	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	—	619	11,662	12,281	388	11,893	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,402	2,191	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	1,862	2,909	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	1,728	3,577	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	—	638	4,942	5,580	1,294	4,286	1998	2006	35 years
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	—	189	5,170	5,359	1,354	4,005	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	—	770	5,949	6,719	1,558	5,161	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	1,999	5,838	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	—	320	7,407	7,727	1,940	5,787	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	85	1,260	7,008	8,268	1,092	7,176	1999	2011	35 years
Garden House of Anderson SC	Anderson	SC	7,871	969	15,613	—	969	15,613	16,582	510	16,072	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	2,061	26,468	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	—	108	7,620	7,728	1,996	5,732	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	72	850	731	1,581	231	1,350	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	12	310	3,254	3,564	495	3,069	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	—	860	8,722	9,582	1,322	8,260	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	99	2,180	13,035	15,215	1,985	13,230	2002	2011	35 years
Ashridge Court	Bexhill-on-Sea	East Sussex	—	2,274	4,791	—	2,274	4,791	7,065	173	6,892	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	East Sussex	—	1,908	3,021	—	1,908	3,021	4,929	126	4,803	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	East Sussex	—	1,964	2,462	—	1,964	2,462	4,426	109	4,317	2007	2015	40 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	134	470	16,140	16,610	2,274	14,336	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	—	87	4,248	4,335	1,112	3,223	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	455	582	8,021	8,603	1,442	7,161	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	—	600	5,304	5,904	178	5,726	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	982	5,769	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	—	768	16,840	17,608	559	17,049	1998	2014	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	222	590	10,265	10,855	1,472	9,383	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	—	22	7,815	7,837	2,047	5,790	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	—	590	15,862	16,452	527	15,925	1997	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Halls	Knoxville	TN	—	387	4,948	—	387	4,948	5,335	165	5,170	1998	2014	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	—	439	10,697	11,136	2,802	8,334	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	—	180	7,086	7,266	1,856	5,410	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	343	570	25,895	26,465	3,703	22,762	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	815	1,820	5,563	7,383	1,276	6,107	1989	2011	35 years
Glenmary Senior Manor	Memphis	TN	—	510	5,860	224	510	6,084	6,594	1,245	5,349	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	259	940	8,289	9,229	1,233	7,996	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	603	960	22,623	23,583	3,392	20,191	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	473	2,650	14,533	17,183	2,309	14,874	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	557	5,815	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	534	2,770	26,354	29,124	3,856	25,268	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	493	770	20,184	20,954	3,009	17,945	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	2,177	28,445	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	689	860	33,360	34,220	4,785	29,435	1997	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	831	5,581	1995	2011	35 years
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	816	7,760	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	1,590	20,761	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	626	3,970	16,545	20,515	2,586	17,929	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	419	1,593	22,207	23,800	3,250	20,550	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	455	1,620	19,210	20,830	2,874	17,956	1999	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	—	—	5,100	5,100	1,154	3,946	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	417	710	15,182	15,892	2,318	13,574	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	1,031	10,101	2007	2012	35 years
Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	(10,254)	1,934	4,640	6,574	1,901	4,673	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	2,205	28,007	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	476	6,257	2013	2013	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	1,296	13,124	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	526	920	13,537	14,457	2,176	12,281	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	1,848	24,196	2008	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	675	6,548	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	405	630	17,920	18,550	2,659	15,891	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	504	520	15,353	15,873	2,335	13,538	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	425	440	13,465	13,905	2,061	11,844	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	334	3,246	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	658	320	14,457	14,777	2,248	12,529	1996	2011	35 years
Mountain Ridge	South Ogden	UT	11,644	1,243	24,659	—	1,243	24,659	25,902	884	25,018	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	—	829	6,534	7,363	1,711	5,652	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	1,037	9,803	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	240	7,467	1995	2014	35 years
The Bellingham at Orchard	Bellingham	WA	—	3,383	17,553	—	3,383	17,553	20,936	543	20,393	1999	2015	35 years
Bay Pointe	Bremerton	WA	—	2,114	21,006	—	2,114	21,006	23,120	667	22,453	1999	2015	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	21	520	6,165	6,685	996	5,689	1993	2011	35 years
Edmonds Landing	Edmonds	WA	—	4,273	27,852	—	4,273	27,852	32,125	815	31,310	2001	2015	35 years
Terrace at Beverly Lake	Everett	WA	—	1,515	12,520	—	1,515	12,520	14,035	380	13,655	1998	2015	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	80	1,490	13,804	15,294	2,077	13,217	1995	2011	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	1,258	34,130	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	2,669	34,782	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	95	210	14,240	14,450	1,957	12,493	1996	2011	35 years
Discovery Memory Care	Sequim	WA	—	320	10,544	45	320	10,589	10,909	1,534	9,375	1961	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	90	2,200	6,028	8,228	1,193	7,035	1976	2011	35 years
Clearwater Springs	Vancouver	WA	—	1,269	9,840	—	1,269	9,840	11,109	369	10,740	2003	2015	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	291	1,632	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	100	140	2,116	2,256	316	1,940	1997	2011	35 years
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	372	2,268	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	411	191	4,726	4,917	628	4,289	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	626	4,054	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	288	2,165	2001	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	870	5,599	1996	2011	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	375	2,447	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	218	2,572	1999	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	594	2,390	44,181	46,571	6,199	40,372	1988	2011	35 years
Layton Terrace	Greenfield	WI	6,845	3,490	39,201	—	3,490	39,201	42,691	5,690	37,001	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	322	2,024	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	564	3,008	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	372	2,342	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Harbor House Kenosha	Kenosha	WI	—	710	3,254	2,793	1,156	5,601	6,757	531	6,226	1996	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	229	1,431	1997	2011	35 years
Adare II	Menasha	WI	—	110	537	20	110	557	667	110	557	1994	2011	35 years
Adare IV	Menasha	WI	—	110	537	5	110	542	652	104	548	1994	2011	35 years
Adare III	Menasha	WI	—	90	557	5	90	562	652	111	541	1993	2011	35 years
Adare I	Menasha	WI	—	90	557	5	90	562	652	106	546	1993	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	583	5,640	49,666	55,306	7,389	47,917	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	222	2,632	1999	2011	35 years
Hart Park Square	Milwaukee	WI	6,600	1,900	21,628	—	1,900	21,628	23,528	3,160	20,368	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	719	4,735	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	240	1,691	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	403	2,606	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	227	1,216	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	360	2,605	1997	2011	35 years
Azura Memory Care of Oak Creek	Oak Creek	WI	—	300	897	—	300	897	1,197	—	1,197	CIP	CIP	CIP
Harbor House Oconomowoc	Oconomowoc	WI	—	400	1,596	—	400	1,596	1,996	—	1,996	2016	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	—	1,100	12,436	13,536	1,794	11,742	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	188	951	1993	2011	35 years
Matthews of Pewaukee	Waukesha	WI	—	1,180	4,124	206	1,197	4,313	5,510	741	4,769	2001	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	879	6,389	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	260	2,425	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	297	2,754	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	4,800	2,320	17,232	—	2,320	17,232	19,552	2,576	16,976	2001	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	500	3,141	1992	2011	35 years
Oak Hill Terrace	Waukesha	WI	4,835	2,040	40,298	—	2,040	40,298	42,338	5,864	36,474	1985	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	500	3,263	1997	2011	35 years
Library Square	West Allis	WI	5,150	1,160	23,714	—	1,160	23,714	24,874	3,455	21,419	1996	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	110	418	1999	2011	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	106	1,950	14,595	16,545	2,049	14,496	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	—	248	8,320	8,568	2,179	6,389	1999	2006	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	428	3,124	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	1,537	20,617	2008	2013	35 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			151,722	498,781	4,419,361	33,810	488,490	4,463,462	4,951,952	700,909	4,251,043
TOTAL FOR SENIORS HOUSING COMMUNITIES			1,116,295	1,468,809	13,666,207	410,048	1,459,731	14,085,333	15,545,064	2,943,102	12,601,962
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	3,892	—	29,190	29,190	6,094	23,096	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	418	—	13,116	13,116	2,801	10,315	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	1,064	—	8,672	8,672	2,213	6,459	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	4,134	625	16,178	76	625	16,254	16,879	2,626	14,253	1994	2011	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	60	1,699	2009	2015	35 years
West Valley Medical Center	Buckeye	AZ	—	3,348	5,233	—	3,348	5,233	8,581	243	8,338	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	15,322	—	27,497	66	—	27,563	27,563	3,941	23,622	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,620	720	11,277	559	720	11,836	12,556	2,207	10,349	2007	2011	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	615	20	13,499	13,519	1,929	11,590	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	472	20	8,552	8,572	1,320	7,252	2001	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	129	—	32,897	32,897	2,905	29,992	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	—	—	11,923	516	—	12,439	12,439	1,758	10,681	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	—	—	7,395	101	—	7,496	7,496	1,179	6,317	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	—	—	13,665	1,043	—	14,708	14,708	2,093	12,615	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	12,919	—	22,663	589	14	23,238	23,252	3,323	19,929	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	10,649	—	19,521	30	12	19,539	19,551	2,813	16,738	2009	2011	35 years
Papago Medical Park	Phoenix	AZ	—	—	12,172	826	—	12,998	12,998	2,070	10,928	1989	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	354	12,596	2006	2015	35 years
Burbank Medical Plaza	Burbank	CA	—	1,241	23,322	1,037	1,241	24,359	25,600	4,242	21,358	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	34,380	491	45,641	482	491	46,123	46,614	6,767	39,847	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	315	258	2,770	3,028	758	2,270	1998	2011	25 years
Sutter Medical Center	San Diego	CA	—	—	25,088	1,382	—	26,470	26,459	2,301	24,158	2012	2012	35 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	—	12,883	38,309	51,192	1,701	49,491	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	1,837	17,350	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	47	—	12,919	12,919	1,230	11,689	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	22	—	8,902	8,902	843	8,059	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	997	9,790	2014	2013	35 years
UC Davis Medical	Folsom	CA	—	1,873	10,156	—	1,873	10,156	12,029	385	11,644	1995	2015	35 years
Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	849	6,683	10,438	17,121	2,305	14,816	1972	2012	23 years
Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	1,839	4,464	5,570	10,034	1,270	8,764	1987	2012	19 years
Grossmont Medical Terrace	La Mesa	CA	—	88	14,192	—	88	14,192	14,280	2,346	11,934	2008	2016	35 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	1,272	688	9,657	10,345	2,346	7,999	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	3,095	47,218	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	57,439	1,916	77,022	665	1,916	77,687	79,603	11,775	67,828	2007	2011	35 years
PDP Orange	Orange	CA	45,723	1,752	61,647	335	1,761	61,973	63,734	9,680	54,054	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	9,026	3,138	92,438	95,576	16,041	79,535	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	4,532	27,082	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	2,964	3,233	74,399	77,632	12,439	65,193	2007	2011	35 years
Sutter Van Ness	San Francisco	CA	—	—	18,334	—	—	18,334	18,334	2,301	16,033	2012	2012	35 years
San Gabriel Valley Medical	San Gabriel	CA	—	914	5,510	671	914	6,181	7,095	1,467	5,628	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	22,642	9,708	20,020	592	9,726	20,594	30,320	3,496	26,824	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	1,915	291	8,831	9,122	2,095	7,027	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	18	—	9,652	9,652	912	8,740	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	2,650	2,530	11,639	14,169	4,720	9,449	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	358	1,244	12,653	13,897	3,987	9,910	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	1,634	2,641	49,141	51,782	15,033	36,749	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,646	—	12,139	263	235	12,167	12,402	1,110	11,292	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,729	—	12,165	12,165	2,517	9,648	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	(75)	—	4,318	4,318	257	4,061	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	55	2,540	12,956	15,496	458	15,038	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,793	—	19,123	19,123	4,813	14,310	2003	2009	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,070	1,492	17,081	18,573	4,969	13,604	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	7	852	5,217	6,069	477	5,592	2008	2013	35 years
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	1,117	—	3,772	3,772	984	2,788	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	1,514	—	8,780	8,780	1,827	6,953	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	163	—	12,110	12,110	2,576	9,534	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	2,084	—	8,508	8,508	2,540	5,968	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	665	—	3,138	3,138	1,081	2,057	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	533	2,696	1993	2011	30 years
Aventura Medical Plaza	Aventura	FL	—	401	3,338	13	401	3,351	3,752	256	3,496	1996	2015	26 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	851	4,965	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	589	3,998	1992	2011	35 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	773	4,507	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	609	4,257	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	151	453	1,862	2,315	691	1,624	1999	2004	35 years
East Pointe Medical Plaza	Leigh Acres	FL	5,260	327	11,816	—	327	11,816	12,143	380	11,763	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	116	965	2,794	3,759	909	2,850	2000	2004	35 years
Bay Medical Plaza	Lynn Haven	FL	9,579	4,215	15,041	—	4,215	15,041	19,256	557	18,699	2003	2015	35 years
Aventura Heart & Health	Miami	FL	15,362	—	25,361	2,965	—	28,326	28,326	9,914	18,412	2006	2007	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	589	4,289	1999	2011	35 years
Bay Medical Center	Panama City	FL	9,321	82	17,400	—	82	17,400	17,482	559	16,923	1987	2015	35 years
Woodlands Center for Specialized Med	Pensacola	FL	14,508	2,518	24,006	29	2,518	24,035	26,553	3,513	23,040	2009	2012	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	760	4,787	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	680	5,123	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	—	590	8,773	9,363	251	9,112	1998	2015	35 years
University Medical Office Building	Tamarac	FL	—	—	6,690	392	5	7,077	7,082	2,316	4,766	2006	2007	35 years
RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	690	4,950	1997	2011	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	6	2,826	18,345	21,171	625	20,546	2011	2015	35 years
Doctors Center at St. Joseph’s Hospital	Atlanta	GA	—	545	80,152	2,558	545	82,710	83,255	740	82,515	1978	2015	20 years
Augusta POB I	Augusta	GA	—	233	7,894	927	233	8,821	9,054	2,971	6,083	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	260	735	13,977	14,712	3,446	11,266	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	316	535	4,173	4,708	1,192	3,516	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	886	675	3,068	3,743	942	2,801	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	1,096	1,145	17,901	19,046	3,691	15,355	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	5,096	1,821	2,974	107	1,821	3,081	4,902	2,669	2,233	2004	2012	31 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Summit Professional Plaza II	Brunswick	GA	10,829	981	13,818	32	981	13,850	14,831	2,378	12,453	1998	2012	35 years
Fayette MOB	Fayetteville	GA	—	895	20,669	178	895	20,847	21,742	672	21,070	2004	2015	35 years
Northside East Cobb - 1121	Marietta	GA	—	5,495	16,028	127	5,540	16,110	21,650	590	21,060	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	68	2,167	5,545	7,712	253	7,459	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	661	476	10,678	11,154	2,047	9,107	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	—	1,025	9,783	10,808	365	10,443	2005	2015	35 years
Rush Copley POB I	Aurora	IL	—	120	27,882	84	120	27,966	28,086	907	27,179	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	267	49	27,484	27,533	859	26,674	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	207	152	3,431	3,583	274	3,309	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	373	512	13,350	13,862	1,129	12,733	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	432	139	3,761	3,900	328	3,572	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	67	2,231	10,203	12,434	495	11,939	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	33	2,523	19,504	22,027	702	21,325	2007	2015	35 years
Advocate Good Shepard	Crystal Lake	IL	—	2,444	10,953	5	2,444	10,958	13,402	456	12,946	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	696	—	1,487	1,487	596	891	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	544	—	2,487	2,487	760	1,727	1987	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	3,900	2,957	—	6,857	6,857	1,252	5,605	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	337	—	9,039	9,039	2,115	6,924	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	388	—	3,855	3,855	1,147	2,708	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	—	—	1,150	1,150	304	846	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	234	406	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	—	902	129	1,031	145	886	1991	2010	35 years
SIU Family Practice	Decatur	IL	—	—	1,689	1,381	—	3,070	3,070	457	2,613	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	—	934	1,386	2,320	450	1,870	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	171	723	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	—	111	739	850	215	635	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	419	407	10,756	11,163	886	10,277	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	527	1,013	25,897	26,910	2,133	24,777	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	287	—	16,602	16,602	5,453	11,149	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	90	249	1,542	1,791	419	1,372	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	353	216	1,758	1,974	588	1,386	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	453	2,360	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	3,113	15,365	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	165	191	4,535	4,726	427	4,299	1989	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Doctors Office Building III ("DOB III")	Hoffman Estates	IL	—	—	24,550	140	—	24,690	24,690	7,117	17,573	2005	2009	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	1,248	630	4,755	5,385	1,822	3,563	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	194	214	2,824	3,038	707	2,331	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	3,077	15,119	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	634	658	17,055	17,713	1,374	16,339	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	—	1,025	29,493	30,518	964	29,554	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	98	2,701	2009	2015	35 years
Round Lake ACC	Round Lake	IL	—	758	370	378	799	707	1,506	373	1,133	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	252	3,413	909	4,322	469	3,853	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	875	—	3,528	3,528	971	2,557	1992	2010	35 years
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,371	—	5,637	5,637	1,664	3,973	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	835	—	3,116	3,116	823	2,293	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	258	466	6,212	6,678	1,149	5,529	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	597	455	6,573	7,028	1,042	5,986	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	424	422	6,618	7,040	960	6,080	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	769	2,460	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	30	702	13,606	14,308	469	13,839	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	39	633	13,518	14,151	501	13,650	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	1,527	519	30,478	30,997	5,209	25,788	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	810	498	28,240	28,738	3,939	24,799	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	230	470	5,933	6,403	1,053	5,350	2003	2012	35 years
CorVasc Medical Office Building	Indianapolis	IN	—	514	9,617	—	514	9,617	10,131	1,053	9,078	2004	2016	36 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	831	—	21,480	21,480	2,081	19,399	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	3,679	61	41,090	41,151	6,795	34,356	1985	2012	25 years
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	1,049	967	84,795	85,762	1,273	84,489	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	—	5,737	32,116	37,853	1,131	36,722	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	331	1,531	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	2,244	7,086	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	—	3,162	28,633	31,795	914	30,881	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	—	4,577	20,939	25,516	700	24,816	2010	2015	35 years
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	81	2,371	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	530	2,792	1996	2011	34 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Via Christi Clinic	Wichita	KS	—	1,883	7,428	—	1,883	7,428	9,311	290	9,021	2006	2015	35 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	469	101	19,535	19,636	3,262	16,374	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	(16)	345	12,774	13,119	1,865	11,254	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	1,402	402	9,681	10,083	1,713	8,370	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	109	2,582	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	684	168	17,948	18,116	3,974	14,142	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	714	107	15,851	15,958	3,341	12,617	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	2,939	3,334	7,913	11,247	2,090	9,157	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	749	1,046	1,551	2,597	642	1,955	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	—	1,195	3,797	4,992	134	4,858	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	378	1,838	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	11,175	—	13,795	1,768	—	15,563	15,563	4,786	10,777	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,481	—	20,723	20,723	4,234	16,489	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	1,622	—	8,850	8,850	1,786	7,064	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	570	1,821	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	603	—	12,562	12,562	2,887	9,675	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	421	10	8,831	8,841	2,207	6,634	1980	2010	35 years
Medical Commons Building	Kalamazoo Township	MI	—	—	661	574	—	1,235	1,235	199	1,036	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	483	2,864	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	635	3,096	1997	2011	31 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	1,141	34,258	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	7	—	704	704	185	519	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	77	233	2,344	2,577	520	2,057	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	120	3,819	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	207	6,597	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	543	16,273	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	3,254	30,133	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	54	1,442	7,796	9,238	267	8,971	2002	2015	35 years
Unitron Hearing	Plymouth	MN	4,000	2,646	8,962	—	2,646	8,962	11,608	475	11,133	2011	2015	29 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	49	2,503	15,732	18,235	2,493	15,742	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	95	1,097	612	1,709	365	1,344	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	—	996	10,045	1,651	996	11,696	12,692	2,542	10,150	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	1,135	910	13,304	14,214	2,374	11,840	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	826	103	3,606	3,709	852	2,857	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	245	189	2,953	3,142	738	2,404	2003	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,209	305	9,654	9,959	1,212	8,747	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	430	530	9,545	10,075	1,516	8,559	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	956	745	13,393	14,138	2,256	11,882	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	294	524	3,523	4,047	659	3,388	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	16	945	5,567	6,512	839	5,673	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	5,500	3,427	8,697	—	3,427	8,697	12,124	350	11,774	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	654	503	4,990	5,493	1,227	4,266	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	538	369	3,501	3,870	650	3,220	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	911	1,445	14,736	16,181	3,678	12,503	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	1,213	595	13,797	14,392	3,392	11,000	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	1,045	409	5,732	6,141	1,592	4,549	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	622	350	4,564	4,914	1,515	3,399	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	460	2,351	3,546	5,897	1,261	4,636	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	8,750	119	12,911	13,030	1,046	11,984	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	647	136	6,665	6,801	1,263	5,538	1969	2012	20 years
University Physicians - Grants Ferry	Flowood	MS	9,085	2,796	12,125	(13)	2,796	12,112	14,908	1,922	12,986	2010	2012	35 years
Randolph	Charlotte	NC	—	6,370	2,929	1,196	6,370	4,125	10,495	2,550	7,945	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	532	3,269	2,564	5,833	1,140	4,693	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	772	701	12,506	13,207	2,689	10,518	1997	2012	31 years
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	622	1,100	10,526	11,626	2,249	9,377	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	310	1,998	3,138	5,136	919	4,217	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	22	574	710	1,284	213	1,071	2000	2012	27 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	34	1,348	5,364	6,712	249	6,463	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	752	833	25,637	26,470	3,993	22,477	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	48	679	1,694	2,373	290	2,083	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	237	1,339	2,529	3,868	749	3,119	1997	2012	27 years
Birkdale	Huntersville	NC	—	4,271	7,206	326	4,303	7,500	11,803	1,774	10,029	1997	2012	35 years
Birkdale II	Huntersville	NC	—	—	—	31	4	27	31	5	26	2001	2012	35 years
Northcross	Huntersville	NC	—	623	278	57	623	335	958	177	781	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	467	—	23,290	23,290	2,156	21,134	2009	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	71	1,221	918	2,139	370	1,769	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	(2)	803	996	1,799	274	1,525	2000	2012	33 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	39	479	1,336	1,815	446	1,369	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	1,409	2,652	9,088	11,740	2,219	9,521	1991	2012	30 years
English Road Medical Center	Rocky Mount	NC	4,097	1,321	3,747	8	1,321	3,755	5,076	1,179	3,897	2002	2012	35 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	1,093	5,125	2003	2012	35 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	49	951	15,515	16,466	1,507	14,959	1995	2015	26 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	(13)	1,389	2,729	4,118	272	3,846	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	—	594	5,638	6,232	397	5,835	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	3	275	4,135	4,410	289	4,121	2010	2015	35 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	688	11,346	124	688	11,470	12,158	871	11,287	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	2,862	27,519	66	2,862	27,585	30,447	2,510	27,937	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	1,463	1,028	18,456	19,484	4,320	15,164	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	(3,679)	3,660	24,186	27,846	1,906	25,940	2008	2015	35 years
The Terrace at South Meadows	Reno	NV	6,831	504	9,966	609	504	10,575	11,079	2,696	8,383	2004	2011	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	—	321	18,389	18,710	1,107	17,603	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	741	9,474	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	24,500	1,786	26,101	2,620	1,792	28,715	30,507	5,783	24,724	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	6	1,320	10,805	12,125	890	11,235	2001	2015	35 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,892	—	11,524	11,524	4,181	7,343	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,285	—	17,408	17,408	6,280	11,128	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	8,420	785	8,519	1,350	785	9,869	10,654	2,821	7,833	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	6,311	586	7,298	807	610	8,081	8,691	2,073	6,618	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	5,862	10	9,443	864	10	10,307	10,317	2,221	8,096	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	3,288	61	4,760	252	61	5,012	5,073	1,332	3,741	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	1,544	80	1,113	4	80	1,117	1,197	470	727	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	4,705	414	5,362	711	414	6,073	6,487	1,344	5,143	1998	2012	35 years
Eastside Health Center	Columbus	OH	4,399	956	3,472	(2)	956	3,470	4,426	1,412	3,014	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	5,226	440	4,771	63	440	4,834	5,274	1,037	4,237	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	280	1,063	12,420	13,483	2,775	10,708	2004	2012	35 years
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	344	123	18,406	18,529	3,224	15,305	2002	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Grady Medical Office Building	Delaware	OH	1,824	239	2,263	333	239	2,596	2,835	790	2,045	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	3,118	342	3,278	234	342	3,512	3,854	889	2,965	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	9,684	2,449	7,025	(66)	2,449	6,959	9,408	1,633	7,775	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	1,799	7,776	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	71	534	926	1,460	463	997	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	1,002	3,317	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	500	436	2,898	3,334	989	2,345	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	807	510	6,795	7,305	2,386	4,919	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	438	904	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	620	1,502	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	441	1,182	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	404	902	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	578	2,508	16,407	18,915	4,405	14,510	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,368	422	7,665	8,087	2,254	5,833	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	189	488	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	135	199	1,261	1,460	401	1,059	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	18,547	1,516	24,638	463	1,533	25,084	26,617	5,689	20,928	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	1,737	—	8,020	8,020	3,780	4,240	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,540	—	11,964	11,964	5,780	6,184	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	235	2,674	16,902	19,576	1,350	18,226	2002	2015	35 years
Penn State University Outpatient Center	Hershey	PA	57,415	—	55,439	—	—	55,439	55,439	12,665	42,774	2008	2010	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	3,151	14,402	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	—	593	17,117	30	593	17,147	17,740	3,694	14,046	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	3,219	8,415	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	4,113	52,095	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	606	11,095	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	910	4,497	18,248	22,745	4,068	18,677	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	8,133	127	14,737	2,949	127	17,686	17,813	4,053	13,760	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	418	447	4,364	4,811	1,154	3,657	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	587	225	4,861	5,086	1,751	3,335	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	85	122	1,919	2,041	747	1,294	1985	2012	18 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Providence MOB III	Columbia	SC	—	766	4,406	524	766	4,930	5,696	1,385	4,311	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	843	214	8,778	8,992	2,856	6,136	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	924	40	11,574	11,614	3,237	8,377	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	14,754	—	13,062	10,581	30	23,613	23,643	8,573	15,070	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	220	789	2,234	3,023	1,042	1,981	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	725	501	8,386	8,887	1,711	7,176	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	485	1,007	17,023	18,030	3,620	14,410	2001	2012	35 years
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	763	362	7,080	7,442	1,766	5,676	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	285	322	5,162	5,484	1,820	3,664	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	526	88	6,402	6,490	1,660	4,830	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	—	1,726	5,414	139	1,726	5,553	7,279	1,657	5,622	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	107	1,406	1,920	3,326	615	2,711	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	122	692	4,555	5,247	1,730	3,517	2001	2012	34 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	425	300	5,473	5,773	1,365	4,408	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	999	16,090	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	253	286	18,137	18,423	1,293	17,130	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	—	999	5,027	6,026	413	5,613	2001	2015	35 years
Health Park Medical Office Building	Chattanooga	TN	6,122	2,305	8,949	37	2,305	8,986	11,291	1,917	9,374	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	—	1,217	6,464	10	1,217	6,474	7,691	1,302	6,389	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	6	298	624	922	78	844	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	49	221	2,768	2,989	194	2,795	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	12,894	549	27,074	44	549	27,118	27,667	5,568	22,099	2010	2012	35 years
St. Mary's Physical Therapy & Rehabilitation Center East	Jefferson City	TN	—	120	160	—	120	160	280	43	237	1985	2015	39 years
St. Mary's Physician Professional Office Building	Knoxville	TN	—	138	3,144	—	138	3,144	3,282	275	3,007	1981	2015	39 years
St. Mary's Magdalene Clarke Tower	Knoxville	TN	—	69	4,153	4	69	4,157	4,226	320	3,906	1972	2015	39 years
St. Mary's Medical Office Building	Knoxville	TN	—	136	359	—	136	359	495	67	428	1976	2015	39 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	119	1,022	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	4	2,781	24,519	27,300	1,769	25,531	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	1,954	1,061	43,225	44,286	7,136	37,150	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	1,676	444	24,308	24,752	4,264	20,488	1988	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	133	294	5,444	5,738	930	4,808	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	20	447	10,174	10,621	1,730	8,891	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	537	7,075	2010	2015	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	431	328	3,336	3,664	1,746	1,918	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	513	671	939	1,610	668	942	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	953	14,176	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	390	5,248	2012	2015	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	619	8,437	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	8	3,081	8,898	11,979	750	11,229	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	448	—	15,522	15,522	4,296	11,226	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	4	1,186	15,401	16,587	1,218	15,369	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	—	814	5,903	6,717	516	6,201	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	—	2,165	8,212	10,377	589	9,788	2006	2015	35 years
251 Medical Center	Webster	TX	—	1,158	12,078	178	1,158	12,256	13,414	2,208	11,206	2006	2011	35 years
253 Medical Center	Webster	TX	—	1,181	11,862	3	1,181	11,865	13,046	2,066	10,980	2009	2011	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	418	1,669	7,442	9,111	2,302	6,809	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	841	968	7,030	7,998	2,241	5,757	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	301	227	3,262	3,489	1,054	2,435	1968	2012	22 years
Virginia Urology Center	Richmond	VA	—	3,822	16,127	—	3,822	16,127	19,949	1,248	18,701	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	3	657	18,331	18,988	1,324	17,664	2006	2015	35 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,467	5,176	14,375	170	5,176	14,545	19,721	3,151	16,570	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	13,648	781	30,368	588	781	30,956	31,737	5,403	26,334	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	260	—	19,345	19,345	2,540	16,805	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	914	1,424	33,840	35,264	7,427	27,837	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	1,712	6,440	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	2,480	1,246	33,705	34,951	6,822	28,129	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	339	690	12,938	13,628	2,793	10,835	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	1,991	8,572	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	1,408	5,602	1995	2011	34 years
Columbia Medical Plaza	Vancouver	WA	—	281	5,266	228	331	5,444	5,775	1,235	4,540	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	38	—	7,813	7,813	1,901	5,912	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	82	—	5,838	5,838	1,435	4,403	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	185	—	9,243	9,243	2,358	6,885	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	1,095	5,636	1999	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	56	2,029	7,579	9,608	619	8,989	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	9	1,223	13,396	14,619	902	13,717	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	—	3,706	22,019	—	3,706	22,019	25,725	1,673	24,052	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	1,151	4,220	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	1,487	25,214	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	5,039	678	8,017	—	678	8,017	8,695	664	8,031	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	286	—	7,366	7,366	1,785	5,581	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	7	—	4,469	4,469	1,195	3,274	2006	2010	39 years
Aurora Health Care - Neenah	Neenah	WI	—	2,033	9,072	—	2,033	9,072	11,105	740	10,365	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	1,745	6,054	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	—	4,623	5,527	10,150	585	9,565	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	2,880	9,592	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	—	5,638	25,308	—	5,638	25,308	30,946	1,938	29,008	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	711	2,689	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	1,176	4,315	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	3,053	12,955	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	—	8,012	15,992	24,004	1,501	22,503	1995	2015	35 years
BSG CS, LLC	Waunakee	WI	—	1,060	—	—	1,060	—	1,060	—	1,060	N/A	2012	35 years
TOTAL FOR MEDICAL OFFICE BUILDINGS			551,416	393,203	4,123,987	194,963	395,122	4,317,031	4,712,153	797,015	3,915,138
LIFE SCIENCES OFFICE BUILDINGS
100 College Street	New Haven	CT	—	2,706	186,570	—	2,706	186,570	189,276	1,286	187,990	2013	2016	59 years
300 George Street	New Haven	CT	—	2,262	122,144	—	2,262	122,144	124,406	922	123,484	2014	2016	50 years
Univ. of Miami Life Science and Technology Park	Miami	FL	—	2,249	87,019	—	2,249	87,019	89,268	660	88,608	2014	2016	53 years
IIT	Chicago	IL	—	30	55,620	—	30	55,620	55,650	454	55,196	2006	2016	46 years
University of Maryland BioPark I Unit 1	Baltimore	MD	—	113	25,199	—	113	25,199	25,312	200	25,112	2005	2016	50 years
University of Maryland BioPark II	Baltimore	MD	—	61	91,764	—	61	91,764	91,825	833	90,992	2007	2016	50 years
University of Maryland BioPark Garage	Baltimore	MD	—	77	4,677	—	77	4,677	4,754	66	4,688	2007	2016	29 years
Tributary Street	Baltimore	MD	—	4,015	15,905	—	4,015	15,905	19,920	188	19,732	1998	2016	45 years
Beckley Street	Baltimore	MD	—	2,813	13,481	—	2,813	13,481	16,294	164	16,130	1999	2016	45 years
873 West Baltimore Street	Baltimore	MD	—	980	8	—	980	8	988	—	988	CIP	CIP	CIP
Heritage at 4240	Saint Louis	MO	—	403	47,125	—	403	47,125	47,528	529	46,999	2013	2016	45 years
Cortex 1	Saint Louis	MO	—	631	26,543	—	631	26,543	27,174	319	26,855	2005	2016	50 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
BRDG Park	Saint Louis	MO	—	606	37,083	—	606	37,083	37,689	295	37,394	2009	2016	52 years
311 South Sarah Street	St. Louis	MO	—	7,113	133	—	7,113	133	7,246	—	7,246	CIP	CIP	CIP
Weston Parkway	Cary	NC	—	1,372	6,535	—	1,372	6,535	7,907	68	7,839	1990	2016	50 years
Patriot Drive	Durham	NC	—	1,960	10,749	—	1,960	10,749	12,709	124	12,585	2010	2016	50 years
701 W. Main Street	Durham	NC	36,187	2,190	65,599	—	2,190	65,599	67,789	—	67,789	CIP	CIP	CIP
Paramount Parkway	Morrisville	NC	—	1,016	19,794	—	1,016	19,794	20,810	212	20,598	1999	2016	45 years
Wake 90	Winston-Salem	NC	—	2,752	79,949	—	2,752	79,949	82,701	799	81,902	2013	2016	40 years
Wake 91	Winston-Salem	NC	—	1,729	73,690	—	1,729	73,690	75,419	599	74,820	2011	2016	50 years
Wake 60	Winston-Salem	NC	15,000	1,243	83,414	—	1,243	83,414	84,657	399	84,258	2016	2016	35 years
450 North Patterson Avenue	Winston-Salem	NC	—	1,930	5,513	—	1,930	5,513	7,443	—	7,443	CIP	CIP	CIP
Hershey Center Unit 1	Hummelstown	PA	—	813	23,699	—	813	23,699	24,512	225	24,287	2007	2016	50 years
3737 Market Street	Philadelphia	PA	—	40	141,981	—	40	141,981	142,021	945	141,076	2014	2016	54 years
3711 Market Street	Philadelphia	PA	—	12,320	69,278	—	12,320	69,278	81,598	565	81,033	2008	2016	48 years
3750 Lancaster Avenue	Philadelphia	PA	—	—	88	—	—	88	88	—	88	CIP	CIP	CIP
3675 Market Street	Philadelphia	PA	—	3,300	1,931	—	3,300	1,931	5,231	—	5,231	CIP	CIP	CIP
3701 Filbert Street	Philadelphia	PA	—	—	(205)	—	—	(205)	(205)	—	(205)	CIP	CIP	CIP
115 North 38th Street	Philadelphia	PA	—	—	2	—	—	2	2	—	2	CIP	CIP	CIP
225 North 38th Street	Philadelphia	PA	—	—	19	—	—	19	19	—	19	CIP	CIP	CIP
IRP I	Norfolk	VA	—	60	20,084	—	60	20,084	20,144	179	19,965	2007	2016	55 years
IRP II	Norfolk	VA	—	69	21,255	—	69	21,255	21,324	174	21,150	2007	2016	55 years
TOTAL LIFE SCIENCES OFFICE BUILDINGS			51,187	54,853	1,336,646	—	54,853	1,336,646	1,391,499	10,205	1,381,294
TOTAL FOR ALL OFFICE BUILDINGS			602,603	448,056	5,460,633	194,963	449,975	5,653,677	6,103,652	807,220	5,296,432
TOTAL FOR ALL PROPERTIES			$1,718,898	$2,100,288	$21,115,857	$600,441	$2,089,591	$21,726,995	$23,816,586	$4,190,496	$19,626,090

VENTAS, INC.
SCHEDULE IV
REAL ESTATE MORTGAGE LOANS
December 31, 2016
(Dollars in Thousands)

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens

First Mortgages
Washington	1	8.00%	F	8/1/2020	172	25,000	24,854	—
Washington	1	6.00%	F	7/5/2017	70	6,030	6,000	—
Multiple	3	9.21%	V	6/30/2019	136	17,023	17,023	—
Ohio	5	7.89%	V	10/1/2021	531	78,448	78,448	—

Mezzanine Loans
Multiple	31	9.95%	F/V	2/6/2021	1,200	140,000	140,000	1,636,400
Multiple*	179	8.27%	F/V	12/9/2019	2,132	309,423	309,423	1,600,242

Construction Loans
Colorado	1	8.75%	V	2/6/2021	445	59,044	58,453	—

* The variable portion of this investment has a maturity date of 12/9/2017, with extension options to 12/9/2019.

Mortgage Loan Reconciliation (Dollars in thousands)

	2016	2015	2014
Beginning Balance	$784,821	$747,456	$335,656
Additions:
New Loans	140,000	88,648	451,269
Construction Draws	13,403	53,708	—
Total additions	153,403	142,356	451,269
Deductions:
Principal Repayments	(303,255)	(99,467)	(21,159)
Conversions to Real Property	—	—	(18,310)
Sales and Syndications	—	—	—
Spin Off	—	(5,524)	—
Total deductions	(303,255)	(104,991)	(39,469)
Ending Balance	$634,969	$784,821	$747,456

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2016, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2016, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than May 1, 2017.

ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than May 1, 2017.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than May 1, 2017.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than May 1, 2017.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2017” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders, which we will file with the SEC not later than May 1, 2017.

PART IV
ITEM 15.    Exhibits and Financial Statement Schedules
Financial Statements and Financial Statement Schedules
The following documents have been included in Part II, Item 8 of this Annual Report on Form 10-K:
All other schedules have been omitted because they are inapplicable, not required or the information is included elsewhere in the Consolidated Financial Statements or notes thereto.

Exhibits

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 001-10989.

3.2	Fifth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on January 11, 2017, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

4.2
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011, File No. 001-10989.

4.4
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012, File No. 001-10989.

4.5
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012, File No. 001-10989.

4.6
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 26, 2012, File No. 001-10989.

4.7
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012, File No. 001-10989.

4.8
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.9
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013, File No. 001-10989.

4.10
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Filed herewith.

4.11
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.12
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.13
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.14
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.15
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.16
Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.
Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028.

4.17
Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.
Filed herewith.

4.18
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.19
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.20
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.21
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.24 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

4.22
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.23
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.24
Second Supplemental Indenture dated as of June 2, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2023.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 2, 2016, File No. 001-10989.

4.25
Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 11, 2013, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on July 31, 2015, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015, File No. 001-10989.

10.5	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.6	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.8.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.10.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.10.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.10.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.11.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.11.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.13.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.
Incorporated by reference herein. Previously filed as Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.13.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.14.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.14.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.15*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.16.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.16.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.16.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007, File No. 001-10989.

10.16.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.16.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, File No. 001-10989.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.19.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.19.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.20*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015, File No. 001-10989.

10.21*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 13, 2017

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 13, 2017
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 13, 2017
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 13, 2017
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 13, 2017
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 13, 2017
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 13, 2017
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 13, 2017
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 13, 2017
Roxanne M. Martino

/s/ DOUGLAS M. PASQUALE	Director	February 13, 2017
Douglas M. Pasquale

/s/WALTER C. RAKOWICH	Director	February 13, 2017
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 13, 2017
Robert D. Reed

/s/ GLENN J. RUFRANO	Director	February 13, 2017
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 13, 2017
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 001-10989.

3.2	Fifth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on January 11, 2017, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

4.2
Indenture dated as of September 19, 2006 by and among Ventas, Inc., Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuer(s), the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.9 to our Registration Statement on Form S-3, filed on April 7, 2006, File No. 333-133115.

4.3
Fourth Supplemental Indenture dated as of May 17, 2011 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.750% Senior Notes due 2021.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on May 20, 2011, File No. 001-10989.

4.4
Fifth Supplemental Indenture dated as of February 10, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.250% Senior Notes due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on February 14, 2012, File No. 001-10989.

4.5
Sixth Supplemental Indenture dated as of April 17, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.000% Senior Notes due 2019.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 18, 2012, File No. 001-10989.

4.6
Seventh Supplemental Indenture dated as of August 3, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed on October 26, 2012, File No. 001-10989.

4.7
Eighth Supplemental Indenture dated as of December 13, 2012 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.000% Senior Notes due 2018.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on December 13, 2012, File No. 001-10989.

4.8
Ninth Supplemental Indenture dated as of March 7, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.450% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Registration Statement on Form 8-A, filed on March 7, 2013, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.9
Tenth Supplemental Indenture dated as of March 19, 2013 by and among Ventas Realty, Limited Partnership and Ventas Capital Corporation, as Issuers, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 2.700% Senior Notes due 2020.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 19, 2013, File No. 001-10989.

4.10
Indenture dated as of September 26, 2013 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein, as Guarantors, and U.S. Bank National Association, as Trustee.
Filed herewith.

4.11
Second Supplemental Indenture dated as of September 26, 2013 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 5.700% Senior Notes due 2043.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on September 26, 2013, File No. 001-10989.

4.12
Third Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 1.250% Senior Notes due 2017.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.13
Fourth Supplemental Indenture dated as of April 17, 2014 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.750% Senior Notes due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.14
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.15
Sixth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.375% Senior Notes due 2045.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.16
Indenture dated as of August 19, 1997 by and between Nationwide Health Properties, Inc. and The Bank of New York, as Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.
Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028.

4.17
Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.
Filed herewith.

4.18
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.19
First Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.00% Senior Notes, Series A due 2019.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
4.20
Second Supplemental Indenture dated as of September 24, 2014 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 4.125% Senior Notes, Series B due 2024.
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.21
Third Supplemental Indenture dated as of January 13, 2015 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 3.30% Senior Notes, Series C due 2022.
Incorporated by reference herein. Previously filed as Exhibit 4.24 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

4.22
Indenture dated as of July 16, 2015 by and among Ventas, Inc., Ventas Realty, Limited Partnership, as Issuer, the Guarantors named therein as Guarantors, and U.S. Bank National Association, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.23
First Supplemental Indenture dated as of July 16, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 4.125% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on July 16, 2015, File No. 001-10989.

4.24
Second Supplemental Indenture dated as of June 2, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.125% Senior Notes due 2023.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on June 2, 2016, File No. 001-10989.

4.25
Third Supplemental Indenture dated as of September 21, 2016 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.250% Senior Notes due 2026.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2
Amended and Restated Credit and Guaranty Agreement, dated as of December 9, 2013, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc. and Ventas SSL Ontario III, Inc., as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, Swing Line Lender, L/C Issuer and Alternative Currency Fronting Lender.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on December 11, 2013, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on October 19, 2015, File No. 001-10989.

10.5	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.6	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.7*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.8.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.8.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.9.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.9.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.9.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.10.2*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.10.3*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

10.10.4*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.5*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.10.6*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

Exhibit Number	Description of Document	Location of Document
10.11.1*	Ventas Executive Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.12.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.11.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.12.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.12.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.13.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.
Incorporated by reference herein. Previously filed as Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.13.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.14.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.14.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.15*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.16.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.16.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.16.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007, File No. 001-10989.

10.16.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.16.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.17*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, File No. 001-10989.

10.18*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.19.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.19.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.20*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015, File No. 001-10989.

10.21*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16.    Form 10-K Summary
None.