Form 10-Q
period 2017-03-31
VENTAS INC
filed 2017-04-28
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 26, 2017:
Common Stock, $0.25 par value	354,873,863

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2017	As of December 31, 2016
	(In thousands, except per share amounts)

Assets
Real estate investments:
Land and improvements	$2,123,266	$2,089,591
Buildings and improvements	21,869,961	21,516,396
Construction in progress	213,281	210,599
Acquired lease intangibles	1,532,365	1,510,629
	25,738,873	25,327,215
Accumulated depreciation and amortization	(5,123,144)	(4,932,461)
Net real estate property	20,615,729	20,394,754
Secured loans receivable and investments, net	1,398,417	702,021
Investments in unconsolidated real estate entities	108,976	95,921
Net real estate investments	22,123,122	21,192,696
Cash and cash equivalents	91,284	286,707
Escrow deposits and restricted cash	92,175	80,647
Goodwill	1,033,484	1,033,225
Assets held for sale	61,983	54,961
Other assets	517,283	518,364
Total assets	$23,919,331	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,943,733	$11,127,326
Accrued interest	78,219	83,762
Accounts payable and other liabilities	946,674	907,928
Liabilities related to assets held for sale	1,389	1,462
Deferred income taxes	294,057	316,641
Total liabilities	13,264,072	12,437,119
Redeemable OP unitholder and noncontrolling interests	171,384	200,728
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 354,863 and 354,125 shares issued at March 31, 2017 and December 31, 2016, respectively	88,698	88,514
Capital in excess of par value	12,944,501	12,917,002
Accumulated other comprehensive loss	(53,657)	(57,534)
Retained earnings (deficit)	(2,564,936)	(2,487,695)
Treasury stock, 0 and 1 shares at March 31, 2017 and December 31, 2016, respectively	—	(47)
Total Ventas stockholders’ equity	10,414,606	10,460,240
Noncontrolling interests	69,269	68,513
Total equity	10,483,875	10,528,753
Total liabilities and equity	$23,919,331	$23,166,600
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts
Revenues
Rental income:
Triple-net leased	$209,327	$214,487
Office	185,895	144,136
	395,222	358,623
Resident fees and services	464,188	463,976
Office building and other services revenue	3,406	7,185
Income from loans and investments	20,146	22,386
Interest and other income	481	119
Total revenues	883,443	852,289
Expenses
Interest	108,804	103,273
Depreciation and amortization	217,783	236,387
Property-level operating expenses:
Senior living	312,073	312,541
Office	56,914	43,681
	368,987	356,222
Office building services costs	738	3,451
General, administrative and professional fees	33,961	31,726
Loss on extinguishment of debt, net	309	314
Merger-related expenses and deal costs	2,056	1,632
Other	1,188	4,168
Total expenses	733,826	737,173
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	149,617	115,116
Income (loss) from unconsolidated entities	3,150	(198)
Income tax benefit	3,145	8,421
Income from continuing operations	155,912	123,339
Discontinued operations	(53)	(489)
Gain on real estate dispositions	43,289	26,184
Net income	199,148	149,034
Net income attributable to noncontrolling interests	1,021	54
Net income attributable to common stockholders	$198,127	$148,980
Earnings per common share
Basic:
Income from continuing operations	$0.44	$0.37
Net income attributable to common stockholders	0.56	0.44
Diluted:
Income from continuing operations	$0.44	$0.36
Net income attributable to common stockholders	0.55	0.44
Weighted average shares used in computing earnings per common share:
Basic	354,410	335,559
Diluted	357,572	339,202
Dividends declared per common share	$0.775	$0.73
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Net income	$199,148	$149,034
Other comprehensive income (loss):
Foreign currency translation	4,082	(10,668)
Change in unrealized gain on marketable securities	(123)	181
Other	(82)	(1,880)
Total other comprehensive income (loss)	3,877	(12,367)
Comprehensive income	203,025	136,667
Comprehensive income attributable to noncontrolling interests	1,021	54
Comprehensive income attributable to common stockholders	$202,004	$136,613

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2017 and the Year Ended December 31, 2016
(Unaudited)

March 31, 2017	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interest	Total Equity
2017	(In thousands, except per share amounts
Balance at January 1, 2016	$83,579	$11,602,838	$(7,565)	$(2,111,958)	$(2,567)	$9,564,327	$61,100	$9,625,427
Net income	—	—	—	649,231	—	649,231	2,259	651,490
Other comprehensive loss	—	—	(49,969)	—	—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—	640	—	—	—	640	—	640
Net change in noncontrolling interests	—	(2,179)	—	—	—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—	—	—	(1,024,968)	—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716	1,281,947	—	—	17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99	26,594	—	—	2,572	29,265	—	29,265
Change in redeemable noncontrolling interests	—	(1,714)	—	—	—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP unitholder interests to current fair value	—	(21,085)	—	—	—	(21,085)	—	(21,085)
Purchase of OP units	92	22,622	—	—	1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28	7,339	—	—	(1,167)	6,200	—	6,200
Balance at December 31, 2016	88,514	12,917,002	(57,534)	(2,487,695)	(47)	10,460,240	68,513	10,528,753
Net income	—	—	—	198,127	—	198,127	1,021	199,148
Other comprehensive loss	—	—	3,877	—	—	3,877	—	3,877
Impact of CCP Spin-Off	—	53	—	—	—	53	—	53
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(6,646)	(8,073)
Dividends to common stockholders—$0.775 per share	—	—	—	(275,368)	—	(275,368)	—	(275,368)
Issuance of common stock for stock plans	41	9,501	—	—	742	10,284	—	10,284
Change in redeemable noncontrolling interests	—	192	—	—	—	192	6,381	6,573
Adjust redeemable OP unitholder interests to current fair value	—	(7,575)	—	—	—	(7,575)	—	(7,575)
Redemption of OP units	79	19,523	—	—	2,783	22,385	—	22,385
Grant of restricted stock, net of forfeitures	64	7,232	—	—	(3,478)	3,818	—	3,818
Balance at March 31, 2017	$88,698	$12,944,501	$(53,657)	$(2,564,936)	$—	$10,414,606	$69,269	$10,483,875
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$199,148	$149,034
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	217,783	236,387
Amortization of deferred revenue and lease intangibles, net	(5,015)	(5,037)
Other non-cash amortization	2,460	2,446
Stock-based compensation	6,701	5,029
Straight-lining of rental income, net	(5,377)	(9,845)
Loss on extinguishment of debt, net	309	314
Gain on real estate dispositions	(43,289)	(26,184)
Gain on re-measurement of equity interest upon acquisition, net	(3,027)	—
Income tax benefit	(4,145)	(9,156)
(Income) loss from unconsolidated entities	(123)	198
Distributions from unconsolidated entities	2,380	1,989
Other	652	1,099
Changes in operating assets and liabilities:
Increase in other assets	(3,714)	(4,835)
Decrease in accrued interest	(4,741)	(14,311)
Decrease in accounts payable and other liabilities	(24,271)	(49,979)
Net cash provided by operating activities	335,731	277,149
Cash flows from investing activities:
Net investment in real estate property	(198,843)	(13,620)
Investment in loans receivable and other	(701,358)	(146,214)
Proceeds from real estate disposals	—	54,211
Proceeds from loans receivable	3,363	1,625
Development project expenditures	(86,452)	(34,767)
Capital expenditures	(23,835)	(23,721)
Investment in unconsolidated operating entity	(14,850)	—
Other	(12,090)	(4,265)
Net cash used in investing activities	(1,034,065)	(166,751)
Cash flows from financing activities:
Net change in borrowings under credit facility	22,822	137,440
Proceeds from debt	797,214	145
Repayment of debt	(20,496)	(151,309)
Purchase of noncontrolling interests	(15,809)	—
Payment of deferred financing costs	(6,384)	(76)
Issuance of common stock, net	—	149,631
Cash distribution to common stockholders	(275,368)	(245,496)
Cash distribution to redeemable OP unitholders	(1,893)	(2,323)
Contributions from noncontrolling interests	2,102	—
Distributions to noncontrolling interests	(2,410)	(1,743)
Other	3,297	1,893
Net cash provided by (used in) financing activities	503,075	(111,838)
Net decrease in cash and cash equivalents	(195,259)	(1,440)
Effect of foreign currency translation on cash and cash equivalents	(164)	118
Cash and cash equivalents at beginning of period	286,707	53,023
Cash and cash equivalents at end of period	$91,284	$51,701
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$188,919	$2,558
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(84,995)	—
Other assets acquired	(373)	(66)
Debt assumed	52,462	—
Other liabilities	68,676	2,558
Deferred income tax liability	(19,564)	(66)
Noncontrolling interests	1,977	—
Equity issued for purchase of OP and Class C units	22,071	19,348
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2017, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals and skilled nursing facilities (“SNFs”), and we had eight properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2017, we leased a total of 582 properties (excluding MOBs and including properties owned through investments in unconsolidated entities) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 299 seniors housing communities (including one property owned through an investment in unconsolidated entities) for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) and Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one MOB included within our office operations reportable business segment) and ten properties, respectively, as of March 31, 2017.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
We consolidate several VIEs that share the following common characteristics:

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
We have separately identified certain special purpose entities that were established to allow investments in life science projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs and that Ventas is the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	March 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$628,544	$193,398	$639,763	$199,674
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	—	—	2,143,139	162,426
Other identified VIEs	1,926,041	343,431	1,882,336	354,034
Wexford tax credit VIEs	1,101,000	240,089	981,752	234,109
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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of March 31, 2017, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.5% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 72.5%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
Prior to January 2017, we owned only a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidated this entity, as our wholly owned subsidiary is the general partner, and was the primary beneficiary of this VIE. In January 2017, third party investors redeemed the remaining 341,776 limited partnership units (“Class C Units”) outstanding for 341,776 shares of Ventas common stock, valued at $20.9 million. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.
As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of March 31, 2017 and December 31, 2016, the fair value of the redeemable OP Unitholder Interests was $160.5 million and $177.2 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2017 and December 31, 2016. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value. In March 2017, certain joint venture partners redeemed all (or a portion) of their interests for $15.8 million.
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
Accounting for Historic and New Markets Tax Credits
For certain life science assets, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”) for certain properties owned by Ventas. As of March 31, 2017, we own twelve properties (two of which were in development) that had syndicated HTCs or NMTCs, or both, to TCIs.
In general, capital contributions are made by TCIs into special purpose entities that invest in entities owning the subject property that generates the tax credits. The TCIs receive substantially all of the tax credits and hold only a noncontrolling interests in the economic risk and benefits of the special purpose entities.
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
Accounting for Real Estate Acquisitions
On January 1, 2017 we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.
Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses (or assets) acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include the value of in-place leases and acquired lease contracts.
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
We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names and trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name or trademark.
In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired by discounting the estimated future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.
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

•
Redeemable OP Unitholder Interests - We estimate the fair value of our redeemable OP Unitholder Interests using level one inputs: we base fair value on the closing price of our common stock, as OP Units (and previously Class C Units) may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2017 and December 31, 2016, this cumulative excess totaled $250.1 million (net of allowances of $112.0 million) and $244.6 million (net of allowances of $109.8 million), respectively (excluding properties classified as held for sale).
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
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate or equipment. ASC 606 is effective for us beginning January 1, 2018 and we have evaluated all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following line items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, as well as certain elements of our resident fees and services. More specifically, our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Included within resident fees and services are revenues generated through services we provide to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities such as care, meals, transportation and activities. While these revenue streams are subject to the application of ASC 606, we believe that the recognition of income will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. We do not expect its adoption to have a significant impact on our consolidated financial statements. Remaining implementation matters include evaluating quantitative impacts and implementing changes to internal control policies and procedures, if any. We plan to adopt ASC 606 using a modified retrospective method.
In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842) (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our consolidated financial statements.

NOTE 3—CONCENTRATION OF CREDIT RISK
As of March 31, 2017, Atria, Sunrise, Brookdale Senior Living, Kindred and Ardent managed or operated approximately 21.8%, 10.8%, 7.7%, 1.7% and 4.9%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of March 31, 2017). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.
Seniors housing communities constituted, based on gross book value, approximately 24.9% of real estate investments in the triple-net leased properties reportable business segment and 35.1% of real estate investments in the senior living operations reportable business segment (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of March 31, 2017). MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals, SNFs and secured loans receivable and investments collectively comprised the remaining 40.0%. Our properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2017, with properties in one state (California) accounting for more than 10% of our total revenues and total net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) (in each case excluding amounts in discontinued operations) for the three months then ended.
Triple-Net Leased Properties

	For the Three Months Ended March 31,
	2017	2016
Revenues(1):
Kindred	5.0%	5.3%
Brookdale Senior Living(2)	4.7	4.8
Ardent	3.1	3.1
NOI(3):
Kindred	8.7%	9.2%
Brookdale Senior Living(2)	8.2	8.3
Ardent	5.3	5.3

(1)	Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

(3)	Excludes amounts in discontinued operations.
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
The properties we lease to Brookdale Senior Living, Kindred and Ardent accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2017 and 2016. If either Brookdale Senior Living, Kindred or Ardent becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Kindred and Ardent will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Kindred or Ardent to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Kindred and Ardent will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

Senior Living Operations
As of March 31, 2017, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 267 of our 299 seniors housing communities (including one property owned through an investment in unconsolidated entities), for which we pay annual management fees pursuant to long-term management agreements.
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

During the three months ended March 31, 2017, we acquired eleven triple-net leased seniors housing communities (including six assets previously owned by an equity method investee) and one life science, research and medical campus (reported within our office operations reportable business segment) for an aggregate purchase price of $353.4 million. Each of these acquisitions was accounted for as an asset acquisition.

NOTE 5—DISPOSITIONS
2017 Activity
During the three months ended March 31, 2017, we sold five triple-net leased properties for aggregate consideration of $85.0 million and we recognized a gain on the sale of these assets of $43.3 million.
Real Estate Impairment
We recognized impairments of $5.2 million and $10.3 million, respectively, for the three months ended March 31, 2017 and 2016, which are recorded in depreciation and amortization in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of March 31, 2017 and December 31, 2016, including the amounts reported on our Consolidated Balance Sheets.

	March 31, 2017			December 31, 2016
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Office Operations	9	60,173	1,389	7	53,151	1,462
Senior Living Operations*	—	1,810	—	—	1,810	—
Total	9	$61,983	$1,389	7	$54,961	$1,462

* Includes one vacant land parcel classified as held for sale as of March 31, 2017 and December 31, 2016.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of March 31, 2017 and December 31, 2016, we had $1.5 billion and $754.6 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of March 31, 2017 and December 31, 2016, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of March 31, 2017:
Secured/mortgage loans and other	$1,343,173	$1,343,173	$1,361,388	$—
Government-sponsored pooled loan investments (1)	55,244	54,128	55,244	1,116
Total investments reported as Secured loans receivable and investments, net	1,398,417	1,397,301	1,416,632	1,116

Non-mortgage loans receivable, net	54,630	54,630	55,218	—
Total investments reported as Other assets	54,630	54,630	55,218	—
Total loans receivable and investments, net	$1,453,047	$1,451,931	$1,471,850	$1,116

As of December 31, 2016:
Secured/mortgage loans and other	$646,972	$646,972	$655,981	$—
Government-sponsored pooled loan investments (1)	55,049	53,810	55,049	1,239
Total investments reported as Secured loans receivable and investments, net	702,021	700,782	711,030	1,239

Non-mortgage loans receivable, net	52,544	52,544	53,626	—
Total investments reported as Other assets	52,544	52,544	53,626	—
Total loans receivable and investments, net	$754,565	$753,326	$764,656	$1,239
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

2017 Activity

In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”), which included a $700 million term loan and a $60.0 million revolving line of credit feature (of which $15.0 million was outstanding at March 31, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 8.9% and is guaranteed by Ardent’s parent company.
In April 2017, we received $5.8 million as a partial prepayment of a secured loan receivable.
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2017, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 33 properties, excluding properties under development and properties classified as held for sale. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.6 million and $1.7 million for the three months ended March 31, 2017 and 2016, respectively (which is included in office building and other services revenue in our Consolidated Statements of Income).
In February 2017, we acquired the controlling interest in six triple-net leased seniors housing communities for a purchase price of $100.0 million. In connection with this acquisition, we re-measured the fair value of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, which is included in income (loss) from unconsolidated entities in our Consolidated Statements of Income.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$188,684	7.3	$184,993	6.9
In-place and other lease intangibles	1,343,682	23.3	1,325,636	23.6
Goodwill	1,033,484	N/A	1,033,225	N/A
Other intangibles	35,797	11.9	35,783	11.3
Accumulated amortization	(793,927)	N/A	(769,558)	N/A
Net intangible assets	$1,807,720	21.2	$1,810,079	21.5
Intangible liabilities:
Below market lease intangibles	$361,388	13.8	$345,103	14.1
Other lease intangibles	40,343	39.0	40,843	38.5
Accumulated amortization	(140,822)	N/A	(133,468)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$264,477	15.6	$256,046	15.9
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
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Straight-line rent receivables, net	$250,083	$244,580
Non-mortgage loans receivable, net	54,630	52,544
Other intangibles, net	7,484	8,190
Investment in unconsolidated operating entities	43,003	28,431
Other	162,083	184,619
Total other assets	$517,283	$518,364

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Unsecured revolving credit facility (1)	$170,731	$146,538
1.250% Senior Notes due 2017	300,000	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	372,042	371,215
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	300,503	297,841
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	187,815	186,150
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	187,815	186,150
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,717,529	1,718,897
Total	12,020,558	11,190,914
Deferred financing costs, net	(64,086)	(61,304)
Unamortized fair value adjustment	19,708	25,224
Unamortized discounts	(32,447)	(27,508)
Senior notes payable and other debt	$11,943,733	$11,127,326

(1)	$152.7 million and $146.5 million of aggregate borrowings are denominated in Canadian dollars as of March 31, 2017 and December 31, 2016, respectively.

(2)
These amounts represent in aggregate the $572.0 million of unsecured term loan borrowings under our unsecured credit facility, of which $93.5 million included in the 2019 tranche is in the form of Canadian dollars.

(3)	These borrowings are in the form of Canadian dollars.

As of March 31, 2017, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2017	$609,499	$—	$19,375	$628,874
2018	1,101,879	170,731	21,206	1,293,816
2019	1,697,131	—	14,789	1,711,920
2020	1,416,913	—	11,809	1,428,722
2021	772,838	—	10,325	783,163
Thereafter (2)	6,056,092	—	117,971	6,174,063
Total maturities	$11,654,352	$170,731	$195,475	$12,020,558

(1)	As of March 31, 2017, we had $91.3 million of unrestricted cash and cash equivalents, for $79.4 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
On April 25, 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility also amends certain provisions within our $200.0 million term loan that is scheduled to mature in 2018 and our $372.0 million term loan that is scheduled to mature in 2019. The term loans remain priced at LIBOR plus 1.05%.

The new revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The new unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of March 31, 2017, our unsecured credit facility was comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0% and a $200.0 million four-year term loan and a $372.0 million five-year term loan, each priced at LIBOR plus 1.05%.

As of March 31, 2017, we had $170.7 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of March 31, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 97.5 basis points.

Senior Notes

In March 2017, we issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

Derivatives and Hedging
In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with the issuance of the 3.850% senior notes due 2027, which resulted in a $0.8 million gain which will be recognized over the life of the notes using the effective interest method.
In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt.  As a result, we will receive a fixed rate on the swap of 3.10% and will pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%.
NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of March 31, 2017 and December 31, 2016, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$91,284	$91,284	$286,707	$286,707
Secured mortgage loans and other	1,343,173	1,361,388	646,972	655,981
Non-mortgage loans receivable, net	54,630	55,218	52,544	53,626
Government-sponsored pooled loan investments	55,244	55,244	55,049	55,049
Derivative instruments	3,445	3,445	3,302	3,302
Liabilities:
Senior notes payable and other debt, gross	12,020,558	12,173,575	11,190,914	11,369,440
Derivative instruments	3,049	3,049	2,316	2,316
Redeemable OP unitholder interests	160,475	160,475	177,177	177,177
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

Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or life science innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management, except as otherwise set forth in this Note 12, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
NOTE 13—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this NOTE 13. Certain REIT entities are subject to foreign income tax.
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the three months ended March 31, 2017, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended March 31, 2017 and 2016 was a benefit of $3.1 million and $8.4 million, respectively. The income tax benefits for the three months ended March 31, 2017 and 2016, were each due primarily to operating losses at our taxable REIT subsidiaries.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. The NOL carryforwards have begun to expire annually for the REIT and begin to expire in 2024 with respect to the TRS entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $294.1 million and $316.6 million as of March 31, 2017 and December 31, 2016, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2013 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2012 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for years ended December 31, 2012 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2015.
NOTE 14—STOCKHOLDERS' EQUITY
Capital Stock
We may sell from time to time our common stock under our “at-the-market” (“ATM”) equity offering program. As of March 31, 2017, approximately $230.6 million of our common stock remained available for sale under our ATM equity offering program.

Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of March 31, 2017 and December 31, 2016:

	March 31, 2017	December 31, 2016
	(In thousands)
Foreign currency translation	$(62,110)	$(66,192)
Unrealized gain on marketable securities	1,116	1,239
Other	7,337	7,419
Total accumulated other comprehensive loss	$(53,657)	$(57,534)

NOTE 15—EARNINGS PER SHARE
The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$155,912	$123,339
Discontinued operations	(53)	(489)
Gain on real estate dispositions	43,289	26,184
Net income	199,148	149,034
Net income attributable to noncontrolling interests	1,021	54
Net income attributable to common stockholders	$198,127	$148,980
Denominator:
Denominator for basic earnings per share—weighted average shares	354,410	335,559
Effect of dilutive securities:
Stock options	452	311
Restricted stock awards	164	149
OP Units	2,546	3,183
Denominator for diluted earnings per share—adjusted weighted average shares	357,572	339,202
Basic earnings per share:
Income from continuing operations	$0.44	$0.37
Net income attributable to common stockholders	0.56	0.44
Diluted earnings per share:
Income from continuing operations	$0.44	$0.36
Net income attributable to common stockholders	0.55	0.44

NOTE 16—SEGMENT INFORMATION
As of March 31, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, deferred financing costs, loans receivable and investments, and miscellaneous accounts receivable.

Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment net operating income (“NOI”) and related measures. We define segment NOI as NOI adjusted for income or loss from unconsolidated entities, and we define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with income from continuing operations as presented in our consolidated financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.
Summary information by reportable business segment is as follows:

	For the Three Months Ended March 31, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$209,327	$—	$185,895	$—	$395,222
Resident fees and services	—	464,188	—	—	464,188
Office building and other services revenue	1,205	—	1,931	270	3,406
Income from loans and investments	—	—	—	20,146	20,146
Interest and other income	—	—	—	481	481
Total revenues	$210,532	$464,188	$187,826	$20,897	$883,443
Total revenues	$210,532	$464,188	$187,826	$20,897	$883,443
Less:
Interest and other income	—	—	—	481	481
Property-level operating expenses	—	312,073	56,914	—	368,987
Office building services costs	—	—	738	—	738
Segment NOI	210,532	152,115	130,174	20,416	513,237
Income (loss) from unconsolidated entities	3,269	(76)	335	(378)	3,150
Segment profit	$213,801	$152,039	$130,509	$20,038	516,387
Interest and other income					481
Interest expense					(108,804)
Depreciation and amortization					(217,783)
General, administrative and professional fees					(33,961)
Loss on extinguishment of debt, net					(309)
Merger-related expenses and deal costs					(2,056)
Other					(1,188)
Income tax benefit					3,145
Income from continuing operations					$155,912

	For the Three Months Ended March 31, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$214,487	$—	$144,136	$—	$358,623
Resident fees and services	—	463,976	—	—	463,976
Office building and other services revenue	1,199	—	4,976	1,010	7,185
Income from loans and investments	—	—	—	22,386	22,386
Interest and other income	—	—	—	119	119
Total revenues	$215,686	$463,976	$149,112	$23,515	$852,289
Total revenues	$215,686	$463,976	$149,112	$23,515	$852,289
Less:
Interest and other income	—	—	—	119	119
Property-level operating expenses	—	312,541	43,681	—	356,222
Office building services costs	—	—	3,451	—	3,451
Segment NOI	215,686	151,435	101,980	23,396	492,497
(Loss) income from unconsolidated entities	(671)	337	(126)	262	(198)
Segment profit	$215,015	$151,772	$101,854	$23,658	492,299
Interest and other income					119
Interest expense					(103,273)
Depreciation and amortization					(236,387)
General, administrative and professional fees					(31,726)
Loss on extinguishment of debt, net					(314)
Merger-related expenses and deal costs					(1,632)
Other					(4,168)
Income tax benefit					8,421
Income from continuing operations					$123,339

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Capital expenditures:
Triple-net leased properties	$93,809	$40,701
Senior living operations	21,325	18,994
Office operations	193,996	12,413
Total capital expenditures	$309,130	$72,108

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Revenues:
United States	$832,820	$804,201
Canada	44,595	41,129
United Kingdom	6,028	6,959
Total revenues	$883,443	$852,289

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Net real estate property:
United States	$19,325,618	$19,105,939
Canada	1,036,815	1,037,105
United Kingdom	253,296	251,710
Total net real estate property	$20,615,729	20,394,754

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
The following pages summarize our condensed consolidating information as of March 31, 2017 and December 31, 2016 and for the three months ended March 31, 2017 and 2016.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,954	$159,621	$21,961,547	$—	$22,123,122
Cash and cash equivalents	9,602	—	81,682	—	91,284
Escrow deposits and restricted cash	199	1,548	90,428	—	92,175
Investment in and advances to affiliates	14,790,298	2,938,442	—	(17,728,740)	—
Goodwill	—	—	1,033,484	—	1,033,484
Assets held for sale	—	—	61,983	—	61,983
Other assets	38,801	4,831	473,651	—	517,283
Total assets	$14,840,854	$3,104,442	$23,702,775	$(17,728,740)	$23,919,331
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$9,215,783	$2,727,950	$—	$11,943,733
Intercompany loans	7,501,737	(7,009,900)	(491,837)	—	—
Accrued interest	—	60,432	17,787	—	78,219
Accounts payable and other liabilities	245,454	33,347	667,873	—	946,674
Liabilities held for sale	—	(1)	1,390	—	1,389
Deferred income taxes	294,057	—	—	—	294,057
Total liabilities	8,041,248	2,299,661	2,923,163	—	13,264,072
Redeemable OP unitholder and noncontrolling interests	—	—	171,384	—	171,384
Total equity	6,799,606	804,781	20,608,228	(17,728,740)	10,483,875
Total liabilities and equity	$14,840,854	$3,104,442	$23,702,775	$(17,728,740)	$23,919,331

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,007	$173,259	$21,017,430	$—	$21,192,696
Cash and cash equivalents	210,303	—	76,404	—	286,707
Escrow deposits and restricted cash	198	1,504	78,945	—	80,647
Investment in and advances to affiliates	14,258,380	2,938,442	—	(17,196,822)	—
Goodwill	—	—	1,033,225	—	1,033,225
Assets held for sale	—	—	54,961	—	54,961
Other assets	35,468	6,792	476,104	—	518,364
Total assets	$14,506,356	$3,119,997	$22,737,069	$(17,196,822)	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,406,979	$2,720,347	$—	$11,127,326
Intercompany loans	7,088,289	(6,209,707)	(878,582)	—	—
Accrued interest	—	65,403	18,359	—	83,762
Accounts payable and other liabilities	89,115	35,587	783,226	—	907,928
Liabilities held for sale	—	(1)	1,463	—	1,462
Deferred income taxes	316,641	—	—	—	316,641
Total liabilities	7,494,045	2,298,261	2,644,813	—	12,437,119
Redeemable OP unitholder and noncontrolling interests	—	—	200,728	—	200,728
Total equity	7,012,311	821,736	19,891,528	(17,196,822)	10,528,753
Total liabilities and equity	$14,506,356	$3,119,997	$22,737,069	$(17,196,822)	$23,166,600

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$585	$47,819	$346,818	$—	$395,222
Resident fees and services	—	—	464,188	—	464,188
Office building and other services revenue	—	—	3,406	—	3,406
Income from loans and investments	281	—	19,865	—	20,146
Equity earnings in affiliates	136,989	—	(308)	(136,681)	—
Interest and other income	343	—	138	—	481
Total revenues	138,198	47,819	834,107	(136,681)	883,443
Expenses
Interest	(16,600)	74,789	50,615	—	108,804
Depreciation and amortization	1,409	2,371	214,003	—	217,783
Property-level operating expenses	—	83	368,904	—	368,987
Office building services costs	—	—	738	—	738
General, administrative and professional fees	130	4,700	29,131	—	33,961
Loss on extinguishment of debt, net	—	19	290	—	309
Merger-related expenses and deal costs	1,863	—	193	—	2,056
Other	(349)	—	1,537	—	1,188
Total expenses	(13,547)	81,962	665,411	—	733,826
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interests	151,745	(34,143)	168,696	(136,681)	149,617
Income (loss) from unconsolidated entities	—	3,321	(171)	—	3,150
Income tax benefit	3,145	—	—	—	3,145
Income (loss) from continuing operations	154,890	(30,822)	168,525	(136,681)	155,912
Discontinued operations	(53)	—	—	—	(53)
Gain (loss) on real estate dispositions	43,290	—	(1)	—	43,289
Net income (loss)	198,127	(30,822)	168,524	(136,681)	199,148
Net income attributable to noncontrolling interests	—	—	1,021	—	1,021
Net income (loss) attributable to common stockholders	$198,127	$(30,822)	$167,503	$(136,681)	$198,127

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$916	$48,725	$308,982	$—	$358,623
Resident fees and services	—	—	463,976	—	463,976
Office building and other services revenue	602	—	6,583	—	7,185
Income from loans and investments	—	—	22,386	—	22,386
Equity earnings in affiliates	108,762	—	(342)	(108,420)	—
Interest and other income	29	—	90	—	119
Total revenues	110,309	48,725	801,675	(108,420)	852,289
Expenses
Interest	(10,795)	68,579	45,489	—	103,273
Depreciation and amortization	4,932	9,914	221,541	—	236,387
Property-level operating expenses	—	79	356,143	—	356,222
Office building services costs	—	—	3,451	—	3,451
General, administrative and professional fees	(15)	4,504	27,237	—	31,726
Loss on extinguishment of debt, net	—	—	314	—	314
Merger-related expenses and deal costs	1,372		260	—	1,632
Other	(49)	—	4,217	—	4,168
Total expenses	(4,555)	83,076	658,652	—	737,173
Income (loss) from continuing operations before unconsolidated entities, income taxes, real estate dispositions and noncontrolling interests	114,864	(34,351)	143,023	(108,420)	115,116
Income (loss) from unconsolidated entities	—	103	(301)	—	(198)
Income tax benefit	8,421	—	—	—	8,421
Income (loss) from continuing operations	123,285	(34,248)	142,722	(108,420)	123,339
Discontinued operations	(489)	—	—	—	(489)
Gain on real estate dispositions	26,184	—	—	—	26,184
Net income (loss)	148,980	(34,248)	142,722	(108,420)	149,034
Net income attributable to noncontrolling interests	—	—	54	—	54
Net income (loss) attributable to common stockholders	$148,980	$(34,248)	$142,668	$(108,420)	$148,980

CONDENSED CONSOLIDATING STATEMENT OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$198,127	$(30,822)	$168,524	$(136,681)	199,148
Other comprehensive (loss) income:
Foreign currency translation	—	—	4,082	—	4,082
Change in unrealized gain on marketable securities	(123)	—	—	—	(123)
Other	—	—	(82)	—	(82)
Total other comprehensive (loss) income	(123)	—	4,000	—	3,877
Comprehensive income (loss)	198,004	(30,822)	172,524	(136,681)	203,025
Comprehensive income attributable to noncontrolling interests	—	—	1,021	—	1,021
Comprehensive income (loss) attributable to common stockholders	$198,004	$(30,822)	$171,503	$(136,681)	$202,004

	For the Three Months Ended March 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$148,980	$(34,248)	$142,722	$(108,420)	$149,034
Other comprehensive income (loss):
Foreign currency translation	—	—	(10,668)	—	(10,668)
Change in unrealized gain on marketable securities	181	—	—	—	181
Other	—	—	(1,880)	—	(1,880)
Total other comprehensive income (loss)	181	—	(12,548)	—	(12,367)
Comprehensive income (loss)	149,161	(34,248)	130,174	(108,420)	136,667
Comprehensive income attributable to noncontrolling interests	—	—	54	—	54
Comprehensive income (loss) attributable to common stockholders	$149,161	$(34,248)	$130,120	$(108,420)	$136,613

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$4,280	$(32,666)	$364,117	$—	$335,731

Cash flows from investing activities:
Net investment in real estate property	(198,843)	—	—	—	(198,843)
Proceeds from loans receivable	—	—	3,363	—	3,363
Investment in loans receivable and other	(2,313)	—	(699,045)	—	(701,358)
Capital expenditures	—	(9)	(23,826)	—	(23,835)
Development project expenditures	—	—	(86,452)	—	(86,452)
Investment in unconsolidated operating entity	—	—	(14,850)	—	(14,850)
Other	—	—	(12,090)	—	(12,090)
Net cash used in investing activities	(201,156)	(9)	(832,900)	—	(1,034,065)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	18,000	4,822	—	22,822
Proceeds from debt	—	793,904	3,310	—	797,214
Repayment of debt	—	(19)	(20,477)	—	(20,496)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	577,099	(800,193)	223,094	—	—
Payment of deferred financing costs	—	(6,384)	—	—	(6,384)
Cash distribution (to) from affiliates	(298,190)	27,367	270,823	—	—
Cash distribution to common stockholders	(275,368)	—	—	—	(275,368)
Cash distribution to redeemable OP unitholders	—	—	(1,893)	—	(1,893)
Contributions from noncontrolling interests	—	—	2,102	—	2,102
Distributions to noncontrolling interests	—	—	(2,410)	—	(2,410)
Other	3,297	—	—	—	3,297
Net cash (used in) provided by financing activities	(8,971)	32,675	479,371	—	503,075
Net (decrease) increase in cash and cash equivalents	(205,847)	—	10,588	—	(195,259)
Effect of foreign currency translation on cash and cash equivalents	5,146	—	(5,310)	—	(164)
Cash and cash equivalents at beginning of period	210,303	—	76,404	—	286,707
Cash and cash equivalents at end of period	$9,602	$—	$81,682	$—	$91,284

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$26,413	$(34,344)	$285,080	$—	$277,149

Cash flows from investing activities:
Net investment in real estate property	(13,620)	—	—	—	(13,620)
Proceeds from loans receivable	—	—	1,625	—	1,625
Investment in loans receivable and other	—	—	(146,214)	—	(146,214)
Proceeds from real estate disposals	11,091	—	43,120	—	54,211
Capital expenditures	—	—	(23,721)	—	(23,721)
Development capital expenditures	—	—	(34,767)	—	(34,767)
Other	—	—	(4,265)	—	(4,265)
Net cash used in investing activities	(2,529)	—	(164,222)	—	(166,751)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(10,000)	147,440	—	137,440
Proceeds from debt	—	—	145	—	145
Repayment of debt	—	—	(151,309)	—	(151,309)
Net change in intercompany debt	81,812	41,031	(122,843)	—	—
Payment of deferred financing costs	—	—	(76)	—	(76)
Issuance of common stock, net	149,631	—	—	—	149,631
Cash distribution (to) from affiliates	(7,440)	3,313	4,127	—	—
Cash distribution to common stockholders	(245,496)	—	—	—	(245,496)
Cash distribution to redeemable OP unitholders	—	—	(2,323)	—	(2,323)
Distributions to noncontrolling interests	—	—	(1,743)	—	(1,743)
Other	1,893	—	—	—	1,893
Net cash (used in) provided by financing activities	(19,600)	34,344	(126,582)	—	(111,838)
Net increase (decrease) in cash and cash equivalents	4,284	—	(5,724)	—	(1,440)
Effect of foreign currency translation on cash and cash equivalents	(8,710)	—	8,828	—	118
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$7,307	$—	$44,394	$—	$51,701

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

•	Changes in exchange rates for any foreign currency in which we may, from time to time, conduct business;

•	Year-over-year changes in the Consumer Price Index or the U.K. Retail Price Index and the effect of those changes on the rent escalators contained in our leases and on our earnings;

•	Our ability and the ability of our tenants, operators, borrowers and managers to obtain and maintain adequate property, liability and other insurance from reputable, financially stable providers;

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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2017, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals and skilled nursing facilities, and we had eight properties under development, including one property that is owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2017, we leased a total of 582 properties (excluding MOBs and including properties owned through investments in unconsolidated entities) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 299 of our seniors housing communities (including one property owned through an investment in unconsolidated entities) for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living, Kindred and Ardent leased from us 140 properties (excluding six properties owned through investments in unconsolidated entities and excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 68 properties (excluding one office building included within our office operations reportable business segment) and ten properties, respectively, as of March 31, 2017.
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
Operating Highlights and Key Performance Trends
2017 Highlights and Other Recent Developments
Investments and Dispositions

•
In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc. (“LHP”), which included a $700 million term loan and a $60.0 million revolving line of credit feature (of which $15.0 million was outstanding at March 31, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 8.9% and is guaranteed by Ardent’s parent company.

•
During the three months ended March 31, 2017, we acquired eleven triple-net leased seniors housing communities and a life science, research and medical campus for an aggregate purchase price of $353.4 million.

Liquidity, Capital and Dividends

•	We paid the first quarterly installment of our 2017 dividend of $0.775 per share.

•
In March 2017, we issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

•
On April 25, 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility also amends certain provisions within our $200.0 million term loan that is scheduled to mature in 2018 and our $372.0 million term loan that is scheduled to mature in 2019. The terms loans remain priced at LIBOR plus 1.05%.

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

	As of March 31, 2017	As of December 31, 2016
Investment mix by asset type(1):
Seniors housing communities	60.0%	61.8%
MOBs	19.9	20.7
Life science and innovation centers	6.5	6.1
Skilled nursing facilities	1.3	1.4
Inpatient rehabilitation and long-term acute care facilities	1.7	1.7
General acute care hospitals	5.4	5.6
Secured loans receivable and investments, net	5.2	2.7
Investment mix by tenant, operator and manager(1):
Atria	21.8%	22.6%
Sunrise	10.8	11.3
Brookdale Senior Living	7.7	8.1
Kindred	1.7	1.8
Ardent	4.9	5.1
All other	53.1	51.1

(1)
Ratios are based on the gross book value of real estate investments (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities) as of each reporting date.

	For the Three Months Ended March 31,
	2017	2016
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	52.5%	54.4%
Kindred	5.0	5.3
Brookdale Senior Living(2)	4.7	4.8
Ardent	3.1	3.1
All others	34.7	32.4
Adjusted EBITDA(3):
Senior living operations	30.8%	31.7%
Kindred	8.5	8.9
Brookdale Senior Living(2)	7.8	8.0
Ardent	5.1	5.2
All others	47.8	46.2
NOI(4):
Senior living operations	29.6%	30.7%
Kindred	8.7	9.2
Brookdale Senior Living(2)	8.2	8.3
Ardent	5.3	5.3
All others	48.2	46.5
Operations mix by geographic location(5):
California	15.4%	15.3%
New York	8.8	8.8
Texas	5.9	6.5
Illinois	4.9	4.8
Florida	4.4	4.5
All others	60.6	60.1

(1)	Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations).

(2)	Excludes one seniors housing community included in senior living operations.

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
See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosures regarding Adjusted EBITDA and NOI and reconciliations to our income from continuing operations, as computed in accordance with GAAP.
Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2017, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
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
Accounting for Real Estate Acquisitions
On January 1, 2017 we adopted ASU 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.
Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses (or assets) acquired among tangible and recognized intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Recognized intangibles primarily include the value of in-place leases and acquired lease contracts.
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
We estimate the fair value of tenant or other customer relationships acquired, if any, by considering the nature and extent of existing relationships with the tenant or customer, growth prospects for developing new business with the tenant or customer, the tenant’s credit quality, expectations of lease renewals with the tenant, and the potential for significant, additional future leasing arrangements with the tenant, and we amortize that value over the expected life of the associated arrangements or leases, including the remaining terms of the related leases and any expected renewal periods. We estimate the fair value of trade names and trademarks using a royalty rate methodology and amortize that value over the estimated useful life of the trade name or trademark.
In connection with an acquisition, we may assume rights and obligations under certain lease agreements pursuant to which we become the lessee of a given property. We generally assume the lease classification previously determined by the prior lessee absent a modification in the assumed lease agreement. We assess assumed operating leases, including ground leases, to determine whether the lease terms are favorable or unfavorable to us given current market conditions on the acquisition date. To the extent the lease terms are favorable or unfavorable to us relative to market conditions on the acquisition date, we recognize an intangible asset or liability at fair value and amortize that asset or liability to interest or rental expense in our Consolidated Statements of Income over the applicable lease term. We include all lease-related intangible assets and liabilities within acquired lease intangibles and accounts payable and other liabilities, respectively, on our Consolidated Balance Sheets.
We determine the fair value of loans receivable acquired by discounting the estimated future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings. We do not establish a valuation allowance at the acquisition date because the estimated future cash flows already reflect our judgment regarding their uncertainty. We recognize the difference between the acquisition date fair value and the total expected cash flows as interest income using an effective interest method over the life of the applicable loan. Subsequent to the acquisition date, we evaluate changes regarding the uncertainty of future cash flows and the need for a valuation allowance, as appropriate.

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
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate or equipment. ASC 606 is effective for us beginning January 1, 2018 and we have evaluated all revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following line items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, as well as certain elements of our resident fees and services. More specifically, our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Included within resident fees and services are revenues generated by services we provide to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities such as care, meals, transportation and activities. While these revenue streams are subject to the application of ASC 606, we believe that the recognition of income will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. We do not expect its adoption to have a significant impact on our consolidated financial statements. Remaining implementation matters include evaluating quantitative impacts and implementing changes to internal control policies and procedures, if any. We plan to adopt ASC 606 using a modified retrospective method.
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
Results of Operations
As of March 31, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. We evaluate performance of the combined properties in each reportable business segment based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “NOTE 16—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2017 and 2016
The table below shows our results of operations for the three months ended March 31, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-Net Leased Properties	$210,532	$215,686	$(5,154)	(2.4)%
Senior Living Operations	152,115	151,435	680	0.4
Office Operations	130,174	101,980	28,194	27.6
All Other	20,416	23,396	(2,980)	(12.7)
Total segment NOI	513,237	492,497	20,740	4.2
Interest and other income	481	119	362	nm
Interest expense	(108,804)	(103,273)	(5,531)	(5.4)
Depreciation and amortization	(217,783)	(236,387)	18,604	7.9
General, administrative and professional fees	(33,961)	(31,726)	(2,235)	(7.0)
Loss on extinguishment of debt, net	(309)	(314)	5	1.6
Merger-related expenses and deal costs	(2,056)	(1,632)	(424)	(26.0)
Other	(1,188)	(4,168)	2,980	71.5
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	149,617	115,116	34,501	30.0
Income (loss) from unconsolidated entities	3,150	(198)	3,348	nm
Income tax benefit	3,145	8,421	(5,276)	(62.7)
Income from continuing operations	155,912	123,339	32,573	26.4
Discontinued operations	(53)	(489)	436	89.2
Gain on real estate dispositions	43,289	26,184	17,105	65.3
Net income	199,148	149,034	50,114	33.6
Net income attributable to noncontrolling interests	1,021	54	(967)	nm
Net income attributable to common stockholders	$198,127	$148,980	49,147	33.0
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$209,327	$214,487	$(5,160)	(2.4)%
Other services revenue	1,205	1,199	6	0.5
Segment NOI	$210,532	$215,686	(5,154)	(2.4)

Triple-net leased properties segment NOI decreased during the three months ended March 31, 2017 over the prior year primarily due to asset dispositions and foreign currency movements between comparison periods, partially offset by asset acquisitions and contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2017 for the fourth quarter of 2016 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2016 for the fourth quarter of 2015.

	Number of Properties Owned(1) at	Average Occupancy(1) for the Three Months Ended	Number of Properties Owned(1) at	Average Occupancy(1) for the Three Months Ended
	March 31, 2017	December 31, 2016	March 31, 2016	December 31, 2015
Seniors housing communities	437	87.7%	435	88.3%
Skilled nursing facilities	53	79.7	53	79.7
Inpatient rehabilitation and long-term acute care facilities	38	58.0	46	55.2

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended March 31, 2017 and 2016, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 542 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$206,489	$207,161	$(672)	(0.3)%
Segment NOI	$206,489	$207,161	(672)	(0.3)
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Total revenues	$464,188	$463,976	$212	0.0%
Less:
Property-level operating expenses	(312,073)	(312,541)	468	0.1
Segment NOI	$152,115	$151,435	680	0.4

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Total communities	298	304	88.6%	90.4%	$5,703	$5,427
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
The following table compares results of operations for our 293 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of March 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$455,753	$446,226	$9,527	2.1%
Less:
Property-level operating expenses	(306,181)	(300,854)	(5,327)	(1.8)
Segment NOI	$149,572	$145,372	4,200	2.9

	Number of Properties at March 31,		Average Unit Occupancy For the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Same-store communities	293	293	88.7%	90.4%	5,711	5,486
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$185,895	$144,136	$41,759	29.0%
Office building services revenue	1,931	4,976	(3,045)	(61.2)
Total revenues	187,826	149,112	38,714	26.0
Less:
Property-level operating expenses	(56,914)	(43,681)	(13,233)	(30.3)
Office building services costs	(738)	(3,451)	2,713	(78.6)
Segment NOI	$130,174	$101,980	28,194	27.6

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2017	2016	2017	2016	2017	2016
Total office buildings	389	368	91.7%	91.0%	$32	$30
The increase in our office operations segment rental income in the first quarter of 2017 over the same period in 2016 is attributed primarily to the September 2016 acquisition of life science and innovation centers and in place lease escalations. The increase in our office building property-level operating expenses in the first quarter of 2017 over the same period in 2016 is attributed primarily to the above acquisitions and increases in real estate taxes and other operating expenses.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the first quarter of 2017 over the same period in 2016.
The following table compares results of operations for our 354 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$143,027	$140,045	$2,982	2.1%
Less:
Property-level operating expenses	(42,858)	(41,555)	(1,303)	(3.1)
Segment NOI	$100,169	$98,490	1,679	1.7

	Number of Properties at		Occupancy at		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Same-store office buildings	354	354	91.5%	91.9%	$31	$30
All Other
The $3.0 million decrease in all other for the three months ended March 31, 2017 over the same period in 2016 is primarily due to decreased interest income attributable to loan repayments received during 2016, partially offset by interest income from new loans issued during the three months ended March 31, 2017.
Interest Expense
The $5.5 million increase in total interest expense for the three months ended March 31, 2017 and 2016, respectively, is attributed primarily to an increase of $2.5 million due to higher debt balances and an increase of $3.0 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% and 3.6% for the three months ended March 31, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations decreased during the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the final amortization during the third quarter of 2016 of certain lease intangibles relating to our 2015 acquisition of American Realty Capital Healthcare Trust, Inc. and higher impairment charges in the first quarter of 2016.
Other
The $3.0 million decrease in other for the three months ended March 31, 2017 over the same period in 2016 is primarily due to the expiration of six operating leases during 2016.

Income (Loss) from Unconsolidated Entities
The $3.3 million increase in income from unconsolidated entities for the three months ended March 31, 2017 over the same period in 2016 is primarily due to the fair value re-measurement of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million. Refer to “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income Tax Benefit
Income tax benefits related to continuing operations for the three months ended March 31, 2017 and 2016 were due primarily to operating losses at our TRS entities.
Gain on Real Estate Dispositions
Gain on real estate dispositions for the three months ended March 31, 2017 and 2016 primarily relates to the sale of five properties during the first quarter of 2017 and four properties during the first quarter of 2016, respectively.

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
The following table summarizes our FFO and normalized FFO for the three months ended March 31, 2017 and 2016. The increase in normalized FFO for the three months ended March 31, 2017 over the same period in 2016 is due primarily to the 2016 acquisition of life science and innovation centers, net of related capital costs.

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Income from continuing operations	$155,912	$123,339
Discontinued operations	(53)	(489)
Gain on real estate dispositions	43,289	26,184
Net income	199,148	149,034
Net income attributable to noncontrolling interests	1,021	54
Net income attributable to common stockholders	198,127	148,980
Adjustments:
Real estate depreciation and amortization	215,961	234,726
Real estate depreciation related to noncontrolling interests	(1,995)	(2,075)
Real estate depreciation related to unconsolidated entities	1,187	1,989
Loss (gain) on real estate dispositions related to unconsolidated entities	23	(536)
Gain on re-measurement of equity interest upon acquisition, net	(3,027)	—
Gain on real estate dispositions	(43,289)	(26,184)
FFO attributable to common stockholders	366,987	356,900
Adjustments:
Change in fair value of financial instruments	23	(79)
Non-cash income tax benefit	(4,145)	(9,157)
Loss on extinguishment of debt, net	403	314
Loss on non-real estate dispositions related to unconsolidated entities	4	—
Merger-related expenses, deal costs and re-audit costs	3,129	3,254
Amortization of other intangibles	438	438
Unusual items related to unconsolidated entities	212	—
Non-cash impact of changes to equity plan	999	—
Normalized FFO attributable to common stockholders	$368,050	$351,670

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and unrealized foreign currency gains or losses, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Income from continuing operations	$155,912	$123,339
Discontinued operations	(53)	(489)
Gain on real estate dispositions	43,289	26,184
Net income	199,148	149,034
Net income attributable to noncontrolling interests	1,021	54
Net income attributable to common stockholders	198,127	148,980
Adjustments:
Interest	108,804	103,273
Loss on extinguishment of debt, net	309	314
Taxes (including tax amounts in general, administrative and professional fees)	(2,228)	(8,672)
Depreciation and amortization	217,783	236,387
Non-cash stock-based compensation expense	6,701	5,029
Merger-related expenses, deal costs and re-audit costs	2,366	2,219
Net income (loss) attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(3,366)	(3,078)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	3,425	9,282
Gain on real estate dispositions	(43,289)	(26,184)
Unrealized foreign currency gains	(812)	(461)
Change in fair value of financial instruments	11	(98)
Gain on re-measurement of equity interest upon acquisition, net	(3,027)	—
Adjusted EBITDA	$484,804	$466,991

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(In thousands)
Income from continuing operations	$155,912	$123,339
Discontinued operations	(53)	(489)
Gain on real estate dispositions	43,289	26,184
Net income	199,148	149,034
Net income attributable to noncontrolling interests	1,021	54
Net income attributable to common stockholders	198,127	148,980
Adjustments:
Interest and other income	(481)	(119)
Interest	108,804	103,273
Depreciation and amortization	217,783	236,387
General, administrative and professional fees	33,961	31,726
Loss on extinguishment of debt, net	309	314
Merger-related expenses and deal costs	2,109	2,121
Other	1,188	4,168
Net income attributable to noncontrolling interests	1,021	54
(Income) loss from unconsolidated entities	(3,150)	198
Income tax benefit	(3,145)	(8,421)
Gain on real estate dispositions	(43,289)	(26,184)
NOI	$513,237	$492,497
Liquidity and Capital Resources
As of March 31, 2017, we had a total of $91.3 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2017, we also had escrow deposits and restricted cash of $92.2 million and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the three months ended March 31, 2017, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $1.0 billion of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.

Unsecured Credit Facility and Unsecured Term Loans
On April 25, 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility also amends certain provisions within our $200.0 million term loan that is scheduled to mature in 2018 and our $372.0 million term loan that is scheduled to mature in 2019. The term loans remain priced at LIBOR plus 1.05%.
The new revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The new unsecured credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.
As of March 31, 2017, our unsecured credit facility was comprised of a $2.0 billion revolving credit facility priced at LIBOR plus 1.0%, and a $200.0 million term loan and a $372.0 million term loan, each priced at LIBOR plus 1.05%.
As of March 31, 2017, we had $170.7 million of borrowings outstanding, $14.1 million of letters of credit outstanding and $1.8 billion of unused borrowing capacity available under our unsecured revolving credit facility.
As of March 31, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 97.5 basis points.
Senior Notes
In March 2017, we issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.
Cash Flows
The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$286,707	$53,023	$233,684	nm
Net cash provided by operating activities	335,731	277,149	58,582	21.1
Net cash used in investing activities	(1,034,065)	(166,751)	(867,314)	nm
Net cash provided by financing activities	503,075	(111,838)	614,913	nm
Effect of foreign currency translation on cash and cash equivalents	(164)	118	(282)	nm
Cash and cash equivalents at end of period	$91,284	$51,701	39,583	76.6
nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased $58.6 million during the three months ended March 31, 2017 over the same period in 2016. The increase was primarily related to cash inflows related to the life science and innovation centers that were acquired in September 2016.
Cash Flows from Investing Activities
Cash used in investing activities increased $867.3 million during the three months ended March 31, 2017 over the same period in 2016 primarily due to the $700 million term loan we provided in March 2017 to facilitate Ardent’s acquisition of LHP and increases in investment in real estate property ($185.2 million) and development project expenditures ($51.7 million), partially offset by $54.2 million of proceeds from real estate disposals during 2016.
Cash Flows from Financing Activities
Cash provided by financing activities increased $614.9 million during the three months ended March 31, 2017 over the same period in 2016 primarily due to the issuance of $800.0 million aggregate principal amount of senior notes in March 2017, partially offset by $149.6 million of proceeds from the issuance of common stock during 2016.

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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2017, we had eight properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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
To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of March 31, 2017 and December 31, 2016:

	As of March 31, 2017	As of December 31, 2016
	(In thousands)
Gross book value	$9,894,504	$9,481,101
Fair value(1)	10,012,656	9,600,621
Fair value reflecting change in interest rates(1):
-100 basis points	10,521,923	10,117,238
+100 basis points	9,557,941	9,133,292

(1)	The change in fair value of our fixed rate debt from December 31, 2016 to March 31, 2017 was due primarily to the fair value of the 2023 and 2027 Senior Notes issued in March 2017.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2017	As of December 31, 2016	As of March 31, 2016
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$8,260,256	$7,854,264	$7,576,219
Floating to fixed rate swap on term loan	200,000	200,000	200,000
Mortgage loans and other (1)	1,434,248	1,426,837	1,547,393
Variable rate:
Fixed to floating rate swap on senior notes	400,000	—	—
Unsecured revolving credit facility	170,731	146,538	324,488
Unsecured term loans, unhedged portion	1,272,042	1,271,215	1,374,249
Mortgage loans and other	283,281	292,060	287,677
Total	$12,020,558	$11,190,914	$11,310,026
Percentage of total debt:
Fixed rate:
Senior notes and other, unhedged portion	68.7%	70.2%	67.0%
Floating to fixed rate swap on term loan	1.7	1.8	1.8
Mortgage loans and other (1)	11.9	12.7	13.7
Variable rate:
Fixed to floating rate swap on senior notes	3.3	—	—
Unsecured revolving credit facility	1.4	1.3	2.9
Unsecured term loans, unhedged portion	10.6	11.4	12.1
Mortgage loans and other	2.4	2.6	2.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.7%	3.6%	3.5%
Floating to fixed rate swap on term loan	2.2	2.2	2.1
Mortgage loans and other (1)	5.6	5.6	5.7
Variable rate:
Fixed to floating rate swap on senior notes	1.9	—	—
Unsecured revolving credit facility	2.1	1.9	1.7
Unsecured term loans, unhedged portion	1.9	1.7	1.4
Mortgage loans and other	2.3	2.1	1.7
Total	3.6	3.6	3.4

(1)
Excludes mortgage debt of $11.1 million related to real estate assets classified as held for sale as of March 31, 2016, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheet as of March 31, 2016.

The variable rate debt in the table above reflects, in part, the effect of $150.8 million notional amount of interest rate swaps with a maturity of March 22, 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $236.2 million notional amount of interest rate swaps with maturities ranging from October 1, 2018 to August 3, 2020, in each case that effectively convert variable rate debt to fixed rate debt.
In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with the issuance of the 3.850%

senior notes due 2027, which resulted in a $0.8 million gain which will be recognized over the life of the notes using the effective interest method.
In March 2017, we entered into interest rate swaps totaling a notional amount of $400.0 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt.  As a result, we will receive a fixed rate on the swap of 3.10% and will pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%.
The increase in our outstanding variable rate debt at March 31, 2017 compared to December 31, 2016 is primarily attributable to the $400.0 million notional amount interest rate swaps mentioned above.
Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of March 31, 2017, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2017, interest expense for 2017 would increase by approximately $20.5 million, or $0.06 per diluted common share.
As of March 31, 2017 and December 31, 2016, our joint venture partners’ aggregate share of total debt was $72.4 million and $80.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $88.5 million and $122.0 million as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and December 31, 2016, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.4 billion and $709.6 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2017 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first three months of 2017 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2017, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the first quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The information contained in NOTE 12. ''LITIGATION'' of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2016.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2017:

	Number of Shares Repurchased (1)	Average Price Per Share
January1 through January 31	54,743	$61.78
February 1 through February 28	—	—
March 1 through March 31	28,907	61.60

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

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed in the Exhibit Index.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: April 28, 2017

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.3.1
Second Amended and Restated Credit and Guarantee Agreement, dated as of April 25, 2017, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc. and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, Bank of America, N.A. as Administrative Agent and Alternative Currency Fronting Lender, and Bank of America, N.A. and JP Morgan Chase Bank, N.A., as Swing Line Lenders and L/C Issuers.
Filed herewith.
10.10.7	First Amendment to the Ventas, Inc. 2012 Incentive Plan	Filed herewith.
10.10.8	Form Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan	Filed herewith.
10.10.9	Form Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.
10.10.10	Form Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.
10.10.11	Form Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.
10.10.12	Form Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.
10.10.13	Form Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Filed herewith.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.