Form 10-Q
period 2017-06-30
VENTAS INC
filed 2017-07-28
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 26, 2017:
Common Stock, $0.25 par value	356,150,173

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2017	As of December 31, 2016
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,117,692	$2,089,591
Buildings and improvements	21,827,419	21,516,396
Construction in progress	281,093	210,599
Acquired lease intangibles	1,534,173	1,510,629
	25,760,377	25,327,215
Accumulated depreciation and amortization	(5,220,611)	(4,932,461)
Net real estate property	20,539,766	20,394,754
Secured loans receivable and investments, net	1,395,404	702,021
Investments in unconsolidated real estate entities	119,794	95,921
Net real estate investments	22,054,964	21,192,696
Cash and cash equivalents	103,353	286,707
Escrow deposits and restricted cash	68,343	80,647
Goodwill	1,034,054	1,033,225
Assets held for sale	89,569	54,961
Other assets	505,475	518,364
Total assets	$23,855,758	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,907,997	$11,127,326
Accrued interest	87,248	83,762
Accounts payable and other liabilities	929,573	907,928
Liabilities related to assets held for sale	9,812	1,462
Deferred income taxes	296,822	316,641
Total liabilities	13,231,452	12,437,119
Redeemable OP unitholder and noncontrolling interests	182,154	200,728
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,134 and 354,125 shares issued at June 30, 2017 and December 31, 2016, respectively	89,016	88,514
Capital in excess of par value	13,019,023	12,917,002
Accumulated other comprehensive loss	(45,035)	(57,534)
Retained earnings (deficit)	(2,688,946)	(2,487,695)
Treasury stock, 0 and 1 shares at June 30, 2017 and December 31, 2016, respectively	—	(47)
Total Ventas stockholders’ equity	10,374,058	10,460,240
Noncontrolling interests	68,094	68,513
Total equity	10,442,152	10,528,753
Total liabilities and equity	$23,855,758	$23,166,600
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$213,258	$210,119	$422,585	$424,606
Office	186,240	144,087	372,135	288,223
	399,498	354,206	794,720	712,829
Resident fees and services	460,243	464,437	924,431	928,413
Office building and other services revenue	3,179	5,504	6,585	12,689
Income from loans and investments	32,368	24,146	52,514	46,532
Interest and other income	202	111	683	230
Total revenues	895,490	848,404	1,778,933	1,700,693
Expenses
Interest	113,572	103,665	222,376	206,938
Depreciation and amortization	224,108	221,961	441,891	458,348
Property-level operating expenses:
Senior living	308,625	307,989	620,698	620,530
Office	57,205	43,966	114,119	87,647
	365,830	351,955	734,817	708,177
Office building services costs	552	1,852	1,290	5,303
General, administrative and professional fees	33,282	32,094	67,243	63,820
Loss on extinguishment of debt, net	36	2,468	345	2,782
Merger-related expenses and deal costs	6,043	7,224	8,099	8,856
Other	1,848	2,303	3,036	6,471
Total expenses	745,271	723,522	1,479,097	1,460,695
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	150,219	124,882	299,836	239,998
(Loss) income from unconsolidated entities	(106)	1,418	3,044	1,220
Income tax benefit	2,159	11,549	5,304	19,970
Income from continuing operations	152,272	137,849	308,184	261,188
Discontinued operations	(23)	(148)	(76)	(637)
Gain on real estate dispositions	719	5,739	44,008	31,923
Net income	152,968	143,440	352,116	292,474
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Net income attributable to common stockholders	$151,831	$143,162	$349,958	$292,142
Earnings per common share
Basic:
Income from continuing operations	$0.43	$0.41	$0.87	$0.77
Net income attributable to common stockholders	0.43	0.42	0.99	0.87
Diluted:
Income from continuing operations	$0.42	$0.40	$0.86	$0.77
Net income attributable to common stockholders	0.42	0.42	0.98	0.86
Weighted average shares used in computing earnings per common share:
Basic	355,024	338,901	354,719	337,230
Diluted	358,311	342,571	357,919	340,851
Dividends declared per common share	$0.775	$0.73	$1.55	$1.46
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$152,968	$143,440	$352,116	$292,474
Other comprehensive income (loss):
Foreign currency translation	8,286	(22,715)	12,368	(33,383)
Change in unrealized gain on marketable securities	(62)	69	(185)	250
Other	398	(1,617)	316	(3,497)
Total other comprehensive income (loss)	8,622	(24,263)	12,499	(36,630)
Comprehensive income	161,590	119,177	364,615	255,844
Comprehensive income attributable to noncontrolling interests	1,137	278	2,158	332
Comprehensive income attributable to common stockholders	$160,453	$118,899	$362,457	$255,512

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2017 and the Year Ended December 31, 2016
(Unaudited)

June 30, 2017	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2017	(In thousands, except per share amounts
Balance at January 1, 2016	$83,579	$11,602,838	$(7,565)	$(2,111,958)	$(2,567)	$9,564,327	$61,100	$9,625,427
Net income	—	—	—	649,231	—	649,231	2,259	651,490
Other comprehensive loss	—	—	(49,969)	—	—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—	640	—	—	—	640	—	640
Net change in noncontrolling interests	—	(2,179)	—	—	—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—	—	—	(1,024,968)	—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716	1,281,947	—	—	17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99	26,594	—	—	2,572	29,265	—	29,265
Change in redeemable noncontrolling interests	—	(1,714)	—	—	—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP unitholder interests to current fair value	—	(21,085)	—	—	—	(21,085)	—	(21,085)
Redemption of OP units	92	22,622	—	—	1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28	7,339	—	—	(1,167)	6,200	—	6,200
Balance at December 31, 2016	88,514	12,917,002	(57,534)	(2,487,695)	(47)	10,460,240	68,513	10,528,753
Net income	—	—	—	349,958	—	349,958	2,158	352,116
Other comprehensive income	—	—	12,499	—	—	12,499	—	12,499
Impact of CCP Spin-Off	—	74	—	—	—	74	—	74
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(8,272)	(9,699)
Dividends to common stockholders—$1.55 per share	—	—	—	(551,209)	—	(551,209)	—	(551,209)
Issuance of common stock	276	72,768	—	—	552	73,596	—	73,596
Issuance of common stock for stock plans	80	17,870	—	—	226	18,176	—	18,176
Change in redeemable noncontrolling interests	—	746	—	—	—	746	5,695	6,441
Adjust redeemable OP unitholder interests to current fair value	—	(20,163)	—	—	—	(20,163)	—	(20,163)
Redemption of OP units	80	19,644	—	—	2,783	22,507	—	22,507
Grant of restricted stock, net of forfeitures	66	12,509	—	—	(3,514)	9,061	—	9,061
Balance at June 30, 2017	$89,016	$13,019,023	$(45,035)	$(2,688,946)	$—	$10,374,058	$68,094	$10,442,152
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$352,116	$292,474
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	441,891	458,348
Amortization of deferred revenue and lease intangibles, net	(10,849)	(10,090)
Other non-cash amortization	6,584	4,687
Stock-based compensation	13,396	10,037
Straight-lining of rental income, net	(11,155)	(15,426)
Loss on extinguishment of debt, net	345	2,782
Gain on real estate dispositions	(44,008)	(31,923)
Gain on re-measurement of equity interest upon acquisition, net	(3,027)	—
Gain on real estate loan investments	(4)	(33)
Income tax benefit	(7,104)	(21,443)
Income from unconsolidated entities	(17)	(1,220)
Distributions from unconsolidated entities	3,134	3,873
Other	1,348	724
Changes in operating assets and liabilities:
Decrease in other assets	29,934	10,609
Increase (decrease) in accrued interest	4,550	(769)
Decrease in accounts payable and other liabilities	(39,878)	(41,894)
Net cash provided by operating activities	737,256	660,736
Cash flows from investing activities:
Net investment in real estate property	(239,498)	(34,453)
Investment in loans receivable and other	(718,233)	(152,450)
Proceeds from real estate disposals	19,570	63,561
Proceeds from loans receivable	25,067	7,644
Development project expenditures	(143,269)	(69,679)
Capital expenditures	(55,952)	(46,925)
Investment in unconsolidated entities	(39,048)	(4,265)
Net cash used in investing activities	(1,151,363)	(236,567)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	364,456	24,304
Proceeds from debt	1,028,509	416,217
Repayment of debt	(656,536)	(740,337)
Purchase of noncontrolling interests	(15,809)	(1,604)
Payment of deferred financing costs	(19,687)	(3,844)
Issuance of common stock, net	73,596	377,739
Cash distribution to common stockholders	(550,965)	(493,471)
Cash distribution to redeemable OP unitholders	(3,720)	(4,437)
Contributions from noncontrolling interests	2,227	5,680
Distributions to noncontrolling interests	(4,156)	(3,582)
Other	9,702	3,622
Net cash provided by (used in) financing activities	227,617	(419,713)
Net (decrease) increase in cash and cash equivalents	(186,490)	4,456
Effect of foreign currency translation on cash and cash equivalents	3,136	(157)
Cash and cash equivalents at beginning of period	286,707	53,023
Cash and cash equivalents at end of period	$103,353	$57,322
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2017	2016
	(In thousands)
Supplemental schedule of non-cash activities:
Assets and liabilities assumed from acquisitions:
Real estate investments	$205,266	$8,665
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(84,995)	(6,954)
Other assets acquired	(4,096)	861
Debt assumed	64,629	—
Other liabilities	65,754	2,638
Deferred income tax liability	(16,180)	(66)
Noncontrolling interests	1,972	—
Equity issued for redemption of OP and Class C units	22,359	20,770
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2017, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals and skilled nursing facilities (“SNFs”), and we had eight properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2017, we leased a total of 580 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 301 seniors housing communities for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 141 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 68 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of June 30, 2017.
Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to seniors housing and healthcare operators or properties.
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership (“LP”) interests or there is an increase or decrease in the number of outstanding LP interests. We also apply this guidance to managing member interests in limited liability companies (“LLCs”).
We consolidate several VIEs that share the following common characteristics:

•the VIE is in the legal form of an LP or LLC;
•the VIE was designed to own and manage its underlying real estate investments;
•we are the general partner or managing member of the VIE;
•we own a majority of the voting interests in the VIE;
•a minority of voting interests in the VIE are owned by external third parties, unrelated to us;
•the minority owners do not have substantive kick-out or participating rights in the VIE; and
•we are the primary beneficiary of the VIE.
We have separately identified certain special purpose entities that were established to allow investments in life science projects by tax credit investors (“TCIs”). We have determined that these special purpose entities are VIEs and that we are the primary beneficiary of the VIEs, and therefore we consolidate these special purpose entities. Our primary beneficiary determination is based upon several factors, including but not limited to the rights we have in directing the activities which most significantly impact the VIEs’ economic performance as well as certain guarantees which protect the TCIs from losses should a tax credit recapture event occur.

In general, the assets of consolidated VIEs are available only for the settlement of the obligations of the respective entities. Unless otherwise required by the LP or LLC agreement, any mortgage loans of the consolidated VIEs are non-recourse to us. The table below summarizes the total assets and liabilities of our consolidated VIEs as reported on our Consolidated Balance Sheets.

	June 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$626,227	$194,369	$639,763	$199,674
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	—	—	2,143,139	162,426
Other identified VIEs	1,945,402	332,971	1,882,336	354,034
Tax credit VIEs	949,241	222,644	981,752	234,109
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

We generally amortize any difference between our cost basis and the basis reflected at the joint venture level, if any, over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under the HLBV method, in any given period, we could record more or less income than the joint venture has generated, than actual cash distributions received or than the amount we may receive in the event of an actual liquidation.
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner, who is the primary beneficiary of this VIE. As of June 30, 2017, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.5% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 72.5%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
Prior to January 2017, we owned a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidated this entity, as our wholly owned subsidiary is the general partner, and was the primary beneficiary of this VIE. In January 2017, third party investors redeemed the remaining 341,776 limited partnership units (“Class C Units”) outstanding for 341,776 shares of Ventas common stock, valued at $20.9 million. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.
As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of June 30, 2017 and December 31, 2016, the fair value of the redeemable OP Unitholder Interests was $171.1 million and $177.2 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2017 and December 31, 2016. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value. In March 2017, certain joint venture partners redeemed all (or a portion) of their interests for $15.8 million.
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

Accounting for Historic and New Markets Tax Credits
For certain of our life science and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”). As of June 30, 2017, we owned ten properties (two of which were in development) that had syndicated HTCs or NMTCs, or both, to TCIs.
In general, capital contributions are made by TCIs into special purpose entities that invest in entities owning the subject property that generates the tax credits. The TCIs receive substantially all of the tax credits and hold only a noncontrolling interest in the economic risk and benefits of the special purpose entities.
HTCs are delivered to the TCIs upon substantial completion of the project. NMTCs are allowed for up to 39% of a qualified investment and are delivered to the TCIs after the investment has been funded and spent on a qualified business. HTCs are subject to 20% recapture per year beginning one year after the completion of the historic rehabilitation of the subject property. NMTCs are subject to 100% recapture until the end of the seventh year following the qualifying investment. We have provided the TCIs with certain guarantees which protect the TCIs from losses should a tax credit recapture event occur. The contractual arrangements with the TCIs include a put/call provision whereby we may be obligated or entitled to repurchase the ownership interest of the TCIs in the special purpose entities at the end of the tax credit recapture period. We anticipate that either the TCIs will exercise their put rights or we will exercise our call rights prior to the applicable tax credit recapture periods.
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
Accounting for Real Estate Acquisitions
On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.
Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include the value of in-place leases and acquired lease contracts.
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
We test goodwill for impairment at least annually, and more frequently if indicators arise. We first assess qualitative factors, such as current macroeconomic conditions, state of the equity and capital markets and our overall financial and operating performance, to determine the likelihood that the fair value of a reporting unit is less than its carrying amount. If we determine it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we proceed with a two-step approach to evaluating impairment. First, we estimate the fair value of the reporting unit and compare it to the reporting unit’s carrying value. If the carrying value exceeds fair value, we proceed with the second step, which requires us to assign the fair value of the reporting unit to all of the assets and liabilities of the reporting unit as if it had been acquired in a business combination at the date of the impairment test. The excess fair value of the reporting unit over the amounts assigned to the assets and liabilities is the implied value of goodwill and is used to determine the amount of impairment. We recognize an impairment loss to the extent the carrying value of goodwill exceeds the implied value in the current period.
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

•
Loans receivable - We estimate the fair value of loans receivable using level two and level three inputs. We discount future cash flows using current interest rates at which similar loans with the same terms and length to maturity would be made to borrowers with similar credit ratings.

•
Marketable debt securities - We estimate the fair value of corporate bonds, if any, using level two inputs. We observe quoted prices for similar assets or liabilities in active markets that we have the ability to access. We estimate the fair value of certain government-sponsored pooled loan investments using level three inputs. We consider credit spreads, underlying asset performance and credit quality, and default rates.

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts, using level two inputs.

◦	Interest rate caps - We observe forward yield curves and other relevant information;

◦	Interest rate swaps - We observe alternative financing rates derived from market-based financing rates, forward yield curves and discount rates; and

◦
Foreign currency forward contracts - We estimate the future values of the two currency tranches using forward exchange rates that are based on traded forward points and calculate a present value of the net amount using a discount factor based on observable traded interest rates.

•
Senior notes payable and other debt - We estimate the fair value of senior notes payable and other debt using level two inputs. We discount the future cash flows using current interest rates at which we could obtain similar borrowings. For mortgage debt, we may estimate fair value using level three inputs, similar to those used in determining fair value of loans receivable (above).

•
Redeemable OP Unitholder Interests - We estimate the fair value of our redeemable OP Unitholder Interests using level one inputs. We base fair value on the closing price of our common stock, as OP Units (and previously Class C Units) may be redeemed at the election of the holder for cash or, at our option, shares of our common stock, subject to adjustment in certain circumstances.

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2017 and December 31, 2016, this cumulative excess totaled $256.2 million (net of allowances of $113.1 million) and $244.6 million (net of allowances of $109.8 million), respectively (excluding properties classified as held for sale).
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
Recently Issued or Adopted Accounting Standards
On January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 did not have a significant impact on our Consolidated Financial Statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC 606 specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate. ASC 606 is effective for us beginning January 1, 2018 and we plan to adopt ASC 606 using the modified retrospective method.
We have evaluated all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, certain elements of our resident fees and services, common area maintenance in our office operations and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services include revenues generated through services we provide to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as care, meals, transportation and activities. While these revenue streams are subject to the application of ASC 606, we believe that the recognition of income will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. We will not apply the principles of ASC 606 to our common area maintenance revenues until January 1, 2019, when we adopt ASU 2016-02, Leases (“ASU 2016-02”).
As it relates to gains on sale of real estate, we expect to recognize any gains when we transfer control of a property and will no longer apply existing sales criteria in ASC 360 Property, Plant, and Equipment. We are evaluating the impact of ASC 606 to $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the potential cumulative effect adjustment relating to such deferred gains, we do not expect the adoption of ASC 606 to have a significant impact on our Consolidated Financial Statements. Our remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption of ASC 606, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any.
In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2018 and will be applied by us using a retrospective transition method. Adoption of these standards is not expected to have a significant impact on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2018, with early adoption permitted. ASU 2016-16 will be applied by us using a modified retrospective method. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of June 30, 2017, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 21.9%, 10.9%, 7.7%, 4.9% and 1.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of June 30, 2017). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net lease tenants.
Seniors housing communities, based on gross book value, constituted approximately 25.1% of real estate investments in the triple-net leased properties reportable business segment and 35.3% of real estate investments in the senior living operations reportable business segment (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of June 30, 2017). MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals, SNFs and secured loans receivable and investments collectively comprised the remaining 39.6% of real estate investments. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2017, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

Triple-Net Leased Properties

	For the Three Months Ended June 30,
	2017	2016
Revenues(1):
Kindred(2)	5.1%	5.4%
Brookdale Senior Living(3)	4.7	4.9
Ardent	3.1	3.1
NOI:
Kindred(2)	8.6%	9.3%
Brookdale Senior Living(3)	7.9	8.3
Ardent	5.2	5.4

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Includes 36 skilled nursing facilities classified as held for sale at June 30, 2017 that are included in continuing operations.

(3)
Excludes one seniors housing community included in senior living operations and includes one seniors housing community classified as held for sale at June 30, 2017 that is included in continuing operations.

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty. Brookdale Senior Living and Kindred have multiple leases with us and those leases contain cross-default provisions tied to each other, as well as lease renewals by lease agreement or by pool of assets.
The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended June 30, 2017 and 2016. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
Senior Living Operations
As of June 30, 2017, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our 301 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
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

Atria, Sunrise, Brookdale Senior Living, Ardent, and Kindred Information
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

During the six months ended June 30, 2017, we acquired 14 triple-net leased properties (including six assets previously owned by an equity method investee) and one life science, research and medical campus (reported within our office operations reportable business segment) for an aggregate purchase price of $404.4 million. Each of these acquisitions was accounted for as an asset acquisition.

NOTE 5—DISPOSITIONS
2017 Activity
During the six months ended June 30, 2017, we sold 10 triple-net leased properties, two MOBs, and two vacant land parcels for aggregate consideration of $104.6 million and we recognized a gain on the sale of these assets of $44.0 million.
Pending Kindred Dispositions
In November 2016, we entered into agreements with Kindred providing that Kindred will either acquire all 36 SNFs owned by us and operated by Kindred (the “Ventas SNFs”) for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business; or, renew the current lease on all unpurchased Ventas SNFs not purchased by Kindred by April 30, 2018 until 2025 at the current rent level plus annual escalations. On June 30, 2017, Kindred announced that it had signed definitive agreements to sell its entire SNF business to an affiliate of Blue Mountain Capital Management, LLC and that, as Kindred closes on the sale of its SNFs, Kindred will pay to us its allocable portion of the sale proceeds for a total $700 million aggregate purchase price for the Ventas SNFs and we will convey the applicable Ventas SNFs to the ultimate buyer. We expect to record a gain exceeding $600 million upon the sale of the Ventas SNFs, which are classified as held for sale on our Consolidated Balance Sheets as of June 30, 2017. Kindred expects the closings of the sale of the Ventas SNFs to occur in phases, beginning in the third quarter of 2017 and completed by year end 2017. However, there can be no assurance that the closings will occur or the timing of any such closings.
Real Estate Impairment
We recognized impairments of $15.6 million and $14.5 million, respectively, for the six months ended June 30, 2017 and 2016, which are recorded in depreciation and amortization in our Consolidated Statements of Income.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of June 30, 2017 and December 31, 2016, including the amounts reported on our Consolidated Balance Sheets.

	June 30, 2017			December 31, 2016
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-net Leased Properties	37	$36,500	$8,547	—	$—	$—
Office Operations	7	53,069	1,265	7	53,151	1,462
Senior Living Operations*	—	—	—	—	1,810	—
Total	44	$89,569	$9,812	7	$54,961	$1,462

* Includes one vacant land parcel classified as held for sale as of December 31, 2016 and sold in June 2017.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of June 30, 2017 and December 31, 2016, we had $1.4 billion and $754.6 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our net loans receivable and investments as of June 30, 2017 and December 31, 2016, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of June 30, 2017:
Secured/mortgage loans and other	$1,339,886	$1,339,886	$1,359,831	$—
Government-sponsored pooled loan investments (1)	55,518	54,464	55,518	1,054
Total investments reported as Secured loans receivable and investments, net	1,395,404	1,394,350	1,415,349	1,054

Non-mortgage loans receivable, net	53,724	53,724	54,587	—
Total investments reported as Other assets	53,724	53,724	54,587	—
Total loans receivable and investments, net	$1,449,128	$1,448,074	$1,469,936	$1,054

As of December 31, 2016:
Secured/mortgage loans and other	$646,972	$646,972	$655,981	$—
Government-sponsored pooled loan investments (1)	55,049	53,810	55,049	1,239
Total investments reported as Secured loans receivable and investments, net	702,021	700,782	711,030	1,239

Non-mortgage loans receivable, net	52,544	52,544	53,626	—
Total investments reported as Other assets	52,544	52,544	53,626	—
Total loans receivable and investments, net	$754,565	$753,326	$764,656	$1,239
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

2017 Activity

In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $27.5 million was outstanding at June 30, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 9.0% as of June 30, 2017 and is guaranteed by Ardent’s parent company.
During the six months ended June 30, 2017, we received $13.7 million for the partial prepayment of secured and unsecured loans receivable and $6.0 million for the full repayment of one secured loan receivable that was due to mature on July 5, 2017.
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2017, we had ownership interests (ranging from 5% to 25%) in joint ventures that owned 31 properties, excluding properties under development and properties classified as held for sale. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.4 million and $1.6 million for the three months ended June 30, 2017 and 2016, respectively, and $3.0 million and $3.2 million for the six months ended June 30, 2017 and 2016, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.
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
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$186,323	7.2	$184,993	6.9
In-place and other lease intangibles	1,347,850	23.6	1,325,636	23.6
Goodwill	1,034,054	N/A	1,033,225	N/A
Other intangibles	35,840	12.0	35,783	11.3
Accumulated amortization	(818,055)	N/A	(769,558)	N/A
Net intangible assets	$1,786,012	21.5	$1,810,079	21.5
Intangible liabilities:
Below market lease intangibles	$361,009	13.8	$345,103	14.1
Other lease intangibles	40,343	39.5	40,843	38.5
Accumulated amortization	(148,110)	N/A	(133,468)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$256,810	15.6	$256,046	15.9
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
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Straight-line rent receivables, net	$256,160	$244,580
Non-mortgage loans receivable, net	53,724	52,544
Other intangibles, net	7,138	8,190
Investments in unconsolidated operating entities	43,668	28,431
Other	144,785	184,619
Total other assets	$505,475	$518,364

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Unsecured revolving credit facility (1)	$516,455	$146,538
1.250% Senior Notes due 2017	—	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	200,000	200,000
Unsecured term loan due 2019 (2)	278,586	371,215
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	308,595	297,841
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	192,871	186,150
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	—
2.55% Senior Notes, Series D due 2023 (3)	212,159	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	192,872	186,150
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,506,572	1,718,897
Total	11,992,233	11,190,914
Deferred financing costs, net	(73,679)	(61,304)
Unamortized fair value adjustment	20,696	25,224
Unamortized discounts	(31,253)	(27,508)
Senior notes payable and other debt	$11,907,997	$11,127,326

(1)
As of June 30, 2017 and December 31, 2016, respectively, $33.1 million and $146.5 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $30.4 million were denominated in British pounds as of June 30, 2017. There were no aggregate borrowings denominated in British pounds as of December 31, 2016.

(2)
These amounts represent in aggregate the $478.6 million and $571.2 million of unsecured term loan borrowings under our unsecured credit facility as of June 30, 2017 and December 31, 2016, respectively. As of December 31, 2016, $92.6 million due 2019 was in the form of Canadian dollars, which was repaid in full during the six months ended June 30, 2017.

(3)	These borrowings are in the form of Canadian dollars.

As of June 30, 2017, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2017	$103,561	$—	$11,611	$115,172
2018	1,101,879	—	20,559	1,122,438
2019	1,599,713	—	14,596	1,614,309
2020	1,422,547	—	11,697	1,434,244
2021	772,838	516,455	10,228	1,299,521
Thereafter (2)	6,291,984	—	114,565	6,406,549
Total maturities	$11,292,522	$516,455	$183,256	$11,992,233

(1)	As of June 30, 2017, we had $103.4 million of unrestricted cash and cash equivalents, for $413.1 million of net borrowings outstanding under our unsecured revolving credit facility.

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

Unsecured Revolving Credit Facility and Unsecured Term Loans
In April 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility is also comprised of our $200.0 million term loan that is scheduled to mature in 2018 and our $278.6 million term loan that is scheduled to mature in 2019. The 2018 and 2019 term loans remain priced at LIBOR plus 1.05%.

The new revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The new revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of June 30, 2017, we had $516.5 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.5 billion of unused borrowing capacity available under our new revolving credit facility.

As of June 30, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.

Senior Notes

In March 2017, Ventas Realty, Limited Partnership (“Ventas Realty”) issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.250% senior notes due 2017 upon maturity.

In June 2017, Ventas Canada Finance Limited issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes, Series D due 2023 at a price equal to 99.954% of par, for total proceeds of C$274.9 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

Mortgage Loan Obligations

During the six months ended June 30, 2017, we repaid in full mortgage loans outstanding in the aggregate principal amount of $237.0 million with a weighted average maturity of 1.7 years and recognized a gain on extinguishment of debt of $0.4 million in connection with these repayments.

Derivatives and Hedging
In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017, that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with our issuance of the 3.850% senior notes due 2027, which resulted in a $0.8 million gain which will be recognized over the life of the notes using the effective interest method.
In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt.  As a result, we will receive a fixed rate on the swap of 3.10% and will pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%.
In June 2017, we entered into a total of $125 million of notional forward starting swaps with an effective date of January 15, 2018 and a maturity of January 15, 2028, that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.1832%.
NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of June 30, 2017 and December 31, 2016, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$103,353	$103,353	$286,707	$286,707
Secured mortgage loans and other, net	1,339,886	1,359,831	646,972	655,981
Non-mortgage loans receivable, net	53,724	54,587	52,544	53,626
Government-sponsored pooled loan investments	55,518	55,518	55,049	55,049
Derivative instruments	6,716	6,716	3,302	3,302
Liabilities:
Senior notes payable and other debt, gross	11,992,233	12,234,725	11,190,914	11,369,440
Derivative instruments	2,358	2,358	2,316	2,316
Redeemable OP unitholder interests	171,114	171,114	177,177	177,177
For a discussion of the assumptions considered, refer to “NOTE 2—ACCOUNTING POLICIES.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.
NOTE 12—LITIGATION
Proceedings against Tenants, Operators and Managers
From time to time, Atria, Sunrise, Brookdale Senior Living, Kindred, Ardent and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.
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
Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation
From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or life science and innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management, except as otherwise set forth in this Note 12, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.
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
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the six months ended June 30, 2017, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended June 30, 2017 and 2016 was a benefit of $2.2 million and $11.5 million, respectively. Our consolidated provision for income taxes for the six months ended June 30, 2017 and 2016 was a benefit of $5.3 million and $20.0 million, respectively. The income tax benefits for the three months and six months ended June 30, 2017 and 2016 were each due primarily to operating losses at our taxable REIT subsidiaries; however, $0.8 million and $5.9 million of the income tax benefit for the three and six months ended June 30, 2017 and 2016, respectively, were due to the reversal of a net deferred tax liability at a TRS entity.
Realization of a deferred tax benefit related to NOLs depends in part upon generating sufficient taxable income in future periods. The NOL carryforwards have begun to expire annually for the REIT and begin to expire in 2024 with respect to the TRS entities.
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $296.8 million and $316.6 million as of June 30, 2017 and December 31, 2016, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.
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
NOTE 14—STOCKHOLDERS' EQUITY
Capital Stock
During the six months ended June 30, 2017, we sold 1.1 million shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $73.9 million, after sales agent commissions. As of June 30, 2017, approximately $155.6 million of our common stock remained available for sale under our ATM equity offering program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation	$(53,824)	$(66,192)
Unrealized gain on marketable securities	1,054	1,239
Other	7,735	7,419
Total accumulated other comprehensive loss	$(45,035)	$(57,534)

NOTE 15—EARNINGS PER SHARE
The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$152,272	$137,849	$308,184	$261,188
Discontinued operations	(23)	(148)	(76)	(637)
Gain on real estate dispositions	719	5,739	44,008	31,923
Net income	152,968	143,440	352,116	292,474
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Net income attributable to common stockholders	$151,831	$143,162	$349,958	$292,142
Denominator:
Denominator for basic earnings per share—weighted average shares	355,024	338,901	354,719	337,230
Effect of dilutive securities:
Stock options	596	630	501	475
Restricted stock awards	225	154	193	153
OP Unitholder interests	2,466	2,886	2,506	2,993
Denominator for diluted earnings per share—adjusted weighted average shares	358,311	342,571	357,919	340,851
Basic earnings per share:
Income from continuing operations	$0.43	$0.41	$0.87	$0.77
Net income attributable to common stockholders	0.43	0.42	0.99	0.87
Diluted earnings per share:
Income from continuing operations	$0.42	$0.40	$0.86	$0.77
Net income attributable to common stockholders	0.42	0.42	0.98	0.86

NOTE 16—SEGMENT INFORMATION
As of June 30, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment net operating income (“NOI”) and related measures. We define segment NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with income from continuing operations as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows:

	For the Three Months Ended June 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$213,258	$—	$186,240	$—	$399,498
Resident fees and services	—	460,243	—	—	460,243
Office building and other services revenue	1,125	—	1,848	206	3,179
Income from loans and investments	—	—	—	32,368	32,368
Interest and other income	—	—	—	202	202
Total revenues	$214,383	$460,243	$188,088	$32,776	$895,490
Total revenues	$214,383	$460,243	$188,088	$32,776	$895,490
Less:
Interest and other income	—	—	—	202	202
Property-level operating expenses	—	308,625	57,205	—	365,830
Office building services costs	—	—	552	—	552
Segment NOI	214,383	151,618	130,331	32,574	528,906
Income (loss) from unconsolidated entities	377	(381)	298	(400)	(106)
Segment profit	$214,760	$151,237	$130,629	$32,174	528,800
Interest and other income					202
Interest expense					(113,572)
Depreciation and amortization					(224,108)
General, administrative and professional fees					(33,282)
Loss on extinguishment of debt, net					(36)
Merger-related expenses and deal costs					(6,043)
Other					(1,848)
Income tax benefit					2,159
Income from continuing operations					$152,272

	For the Three Months Ended June 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$210,119	$—	$144,087	$—	$354,206
Resident fees and services	—	464,437	—	—	464,437
Office building and other services revenue	1,231	—	3,369	904	5,504
Income from loans and investments	—	—	—	24,146	24,146
Interest and other income	—	—	—	111	111
Total revenues	$211,350	$464,437	$147,456	$25,161	$848,404
Total revenues	$211,350	$464,437	$147,456	$25,161	$848,404
Less:
Interest and other income	—	—	—	111	111
Property-level operating expenses	—	307,989	43,966	—	351,955
Office building services costs	—	—	1,852	—	1,852
Segment NOI	211,350	156,448	101,638	25,050	494,486
Income from unconsolidated entities	825	336	173	84	1,418
Segment profit	$212,175	$156,784	$101,811	$25,134	495,904
Interest and other income					111
Interest expense					(103,665)
Depreciation and amortization					(221,961)
General, administrative and professional fees					(32,094)
Loss on extinguishment of debt, net					(2,468)
Merger-related expenses and deal costs					(7,224)
Other					(2,303)
Income tax benefit					11,549
Income from continuing operations					$137,849

	For the Six Months Ended June 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$422,585	$—	$372,135	$—	$794,720
Resident fees and services	—	924,431	—	—	924,431
Office building and other services revenue	2,330	—	3,779	476	6,585
Income from loans and investments	—	—	—	52,514	52,514
Interest and other income	—	—	—	683	683
Total revenues	$424,915	$924,431	$375,914	$53,673	$1,778,933
Total revenues	$424,915	$924,431	$375,914	$53,673	$1,778,933
Less:
Interest and other income	—	—	—	683	683
Property-level operating expenses	—	620,698	114,119	—	734,817
Office building services costs	—	—	1,290	—	1,290
Segment NOI	424,915	303,733	260,505	52,990	1,042,143
Income (loss) from unconsolidated entities	3,646	(457)	633	(778)	3,044
Segment profit	$428,561	$303,276	$261,138	$52,212	1,045,187
Interest and other income					683
Interest expense					(222,376)
Depreciation and amortization					(441,891)
General, administrative and professional fees					(67,243)
Loss on extinguishment of debt, net					(345)
Merger-related expenses and deal costs					(8,099)
Other					(3,036)
Income tax benefit					5,304
Income from continuing operations					$308,184

	For the Six Months Ended June 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$424,606	$—	$288,223	$—	$712,829
Resident fees and services	—	928,413	—	—	928,413
Office building and other services revenue	2,430	—	8,345	1,914	12,689
Income from loans and investments	—	—	—	46,532	46,532
Interest and other income	—	—	—	230	230
Total revenues	$427,036	$928,413	$296,568	$48,676	$1,700,693
Total revenues	$427,036	$928,413	$296,568	$48,676	$1,700,693
Less:
Interest and other income	—	—	—	230	230
Property-level operating expenses	—	620,530	87,647	—	708,177
Office building services costs	—	—	5,303	—	5,303
Segment NOI	427,036	307,883	203,618	48,446	986,983
Income from unconsolidated entities	154	673	47	346	1,220
Segment profit	$427,190	$308,556	$203,665	$48,792	988,203
Interest and other income					230
Interest expense					(206,938)
Depreciation and amortization					(458,348)
General, administrative and professional fees					(63,820)
Loss on extinguishment of debt, net					(2,782)
Merger-related expenses and deal costs					(8,856)
Other					(6,471)
Income tax benefit					19,970
Income from continuing operations					$261,188

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Capital expenditures:
Triple-net leased properties	$48,143	$15,949	$141,952	$56,650
Senior living operations	30,056	24,808	51,381	43,802
Office operations	51,390	38,192	245,386	50,605
Total capital expenditures	$129,589	$78,949	$438,719	$151,057

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
United States	$844,623	$797,394	$1,677,443	$1,601,595
Canada	44,412	44,045	89,008	85,174
United Kingdom	6,455	6,965	12,482	13,924
Total revenues	$895,490	$848,404	$1,778,933	$1,700,693

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Net real estate property:
United States	$19,190,206	$19,105,939
Canada	1,056,233	1,037,105
United Kingdom	293,327	251,710
Total net real estate property	$20,539,766	20,394,754

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
The following pages summarize our condensed consolidating information as of June 30, 2017 and December 31, 2016 and for the three and six months ended June 30, 2017 and 2016.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,917	$122,140	$21,930,907	$—	$22,054,964
Cash and cash equivalents	16,910	—	86,443	—	103,353
Escrow deposits and restricted cash	197	1,581	66,565	—	68,343
Investment in and advances to affiliates	14,716,005	2,938,442	—	(17,654,447)	—
Goodwill	—	—	1,034,054	—	1,034,054
Assets held for sale	—	35,688	53,881	—	89,569
Other assets	42,103	9,360	454,012	—	505,475
Total assets	$14,777,132	$3,107,211	$23,625,862	$(17,654,447)	$23,855,758
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$9,346,233	$2,561,764	$—	$11,907,997
Intercompany loans	7,720,779	(7,102,600)	(618,179)	—	—
Accrued interest	(4,896)	71,831	20,313	—	87,248
Accounts payable and other liabilities	133,472	22,618	773,483	—	929,573
Liabilities related to assets held for sale	—	8,517	1,295	—	9,812
Deferred income taxes	296,822	—	—	—	296,822
Total liabilities	8,146,177	2,346,599	2,738,676	—	13,231,452
Redeemable OP unitholder and noncontrolling interests	—	—	182,154	—	182,154
Total equity	6,630,955	760,612	20,705,032	(17,654,447)	10,442,152
Total liabilities and equity	$14,777,132	$3,107,211	$23,625,862	$(17,654,447)	$23,855,758

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,007	$173,259	$21,017,430	$—	$21,192,696
Cash and cash equivalents	210,303	—	76,404	—	286,707
Escrow deposits and restricted cash	198	1,504	78,945	—	80,647
Investment in and advances to affiliates	14,258,931	2,938,441	—	(17,197,372)	—
Goodwill	—	—	1,033,225	—	1,033,225
Assets held for sale	—	—	54,961	—	54,961
Other assets	35,468	6,792	476,104	—	518,364
Total assets	$14,506,907	$3,119,996	$22,737,069	$(17,197,372)	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,406,979	$2,720,347	$—	$11,127,326
Intercompany loans	7,088,838	(6,209,707)	(879,131)	—	—
Accrued interest	(1,753)	67,156	18,359	—	83,762
Accounts payable and other liabilities	89,115	35,587	783,226	—	907,928
Liabilities related to assets held for sale	—	(1)	1,463	—	1,462
Deferred income taxes	316,641	—	—	—	316,641
Total liabilities	7,492,841	2,300,014	2,644,264	—	12,437,119
Redeemable OP unitholder and noncontrolling interests	—	—	200,728	—	200,728
Total equity	7,014,066	819,982	19,892,077	(17,197,372)	10,528,753
Total liabilities and equity	$14,506,907	$3,119,996	$22,737,069	$(17,197,372)	$23,166,600

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$596	$48,451	$350,451	$—	$399,498
Resident fees and services	—	—	460,243	—	460,243
Office building and other services revenue	—	—	3,179	—	3,179
Income from loans and investments	319	—	32,049	—	32,368
Equity earnings in affiliates	128,196	—	(405)	(127,791)	—
Interest and other income	28	—	174	—	202
Total revenues	129,139	48,451	845,691	(127,791)	895,490
Expenses
Interest	(27,694)	81,516	59,750	—	113,572
Depreciation and amortization	1,419	2,239	220,450	—	224,108
Property-level operating expenses	—	83	365,747	—	365,830
Office building services costs	—	—	552	—	552
General, administrative and professional fees	189	4,630	28,463	—	33,282
Loss (gain) on extinguishment of debt, net	—	418	(382)	—	36
Merger-related expenses and deal costs	5,783	—	260	—	6,043
Other	466	—	1,382	—	1,848
Total expenses	(19,837)	88,886	676,222	—	745,271
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	148,976	(40,435)	169,469	(127,791)	150,219
Loss from unconsolidated entities	—	(16)	(90)	—	(106)
Income tax benefit	2,159	—	—	—	2,159
Income (loss) from continuing operations	151,135	(40,451)	169,379	(127,791)	152,272
Discontinued operations	(23)				(23)
Gain on real estate dispositions	719				719
Net income (loss)	151,831	(40,451)	169,379	(127,791)	152,968
Net income attributable to noncontrolling interests	—	—	1,137	—	1,137
Net income (loss) attributable to common stockholders	$151,831	$(40,451)	$168,242	$(127,791)	$151,831

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$583	$49,418	$304,205	$—	$354,206
Resident fees and services	—	—	464,437	—	464,437
Office building and other services revenue	602	—	4,902	—	5,504
Income from loans and investments	—	—	24,146	—	24,146
Equity earnings in affiliates	124,028	—	(288)	(123,740)	—
Interest and other income	41	—	70	—	111
Total revenues	125,254	49,418	797,472	(123,740)	848,404
Expenses
Interest	(11,094)	69,011	45,748	—	103,665
Depreciation and amortization	1,203	2,867	217,891	—	221,961
Property-level operating expenses	—	77	351,878	—	351,955
Office building services costs	—	—	1,852	—	1,852
General, administrative and professional fees	2,246	4,213	25,635	—	32,094
Loss (gain) on extinguishment of debt, net	58	2,432	(22)	—	2,468
Merger-related expenses and deal costs	6,743	—	481	—	7,224
Other	76	4	2,223	—	2,303
Total expenses	(768)	78,604	645,686	—	723,522
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	126,022	(29,186)	151,786	(123,740)	124,882
Income from unconsolidated entities	—	344	1,074	—	1,418
Income tax benefit	11,549	—	—	—	11,549
Income (loss) from continuing operations	137,571	(28,842)	152,860	(123,740)	137,849
Discontinued operations	(148)	—	—	—	(148)
Gain on real estate dispositions	5,739	—	—	—	5,739
Net income (loss)	143,162	(28,842)	152,860	(123,740)	143,440
Net income attributable to noncontrolling interests	—	—	278	—	278
Net income (loss) attributable to common stockholders	$143,162	$(28,842)	$152,582	$(123,740)	$143,162

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,181	$96,270	$697,269	$—	$794,720
Resident fees and services	—	—	924,431	—	924,431
Office building and other services revenue	—	—	6,585	—	6,585
Income from loans and investments	599	—	51,915	—	52,514
Equity earnings in affiliates	265,188	—	(713)	(264,475)	—
Interest and other income	371	—	312	—	683
Total revenues	267,339	96,270	1,679,799	(264,475)	1,778,933
Expenses
Interest	(44,293)	156,303	110,366	—	222,376
Depreciation and amortization	2,826	4,608	434,457	—	441,891
Property-level operating expenses	—	165	734,652	—	734,817
Office building services costs	—	—	1,290	—	1,290
General, administrative and professional fees	319	9,330	57,594	—	67,243
Loss (gain) on extinguishment of debt, net	—	439	(94)	—	345
Merger-related expenses and deal costs	7,646	—	453	—	8,099
Other	119	—	2,917	—	3,036
Total expenses	(33,383)	170,845	1,341,635	—	1,479,097
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	300,722	(74,575)	338,164	(264,475)	299,836
Income (loss) from unconsolidated entities	—	3,305	(261)	—	3,044
Income tax benefit	5,304	—	—	—	5,304
Income (loss) from continuing operations	306,026	(71,270)	337,903	(264,475)	308,184
Discontinued operations	(76)	—	—	—	(76)
Gain on real estate dispositions	44,008	—	—	—	44,008
Net income (loss)	349,958	(71,270)	337,903	(264,475)	352,116
Net income attributable to noncontrolling interests	—	—	2,158	—	2,158
Net income (loss) attributable to common stockholders	$349,958	$(71,270)	$335,745	$(264,475)	$349,958

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,499	$98,143	$613,187	$—	$712,829
Resident fees and services	—	—	928,413	—	928,413
Office building and other services revenue	1,204	—	11,485	—	12,689
Income from loans and investments	—	—	46,532	—	46,532
Equity earnings in affiliates	232,790	—	(631)	(232,159)	—
Interest and other income	70	—	160	—	230
Total revenues	235,563	98,143	1,599,146	(232,159)	1,700,693
Expenses
Interest	(21,889)	137,590	91,237	—	206,938
Depreciation and amortization	6,135	12,781	439,432	—	458,348
Property-level operating expenses	—	156	708,021	—	708,177
Office building services costs	—	—	5,303	—	5,303
General, administrative and professional fees	2,231	8,717	52,872	—	63,820
Loss on extinguishment of debt, net	58	2,432	292	—	2,782
Merger-related expenses and deal costs	8,115	—	741	—	8,856
Other	27	4	6,440	—	6,471
Total expenses	(5,323)	161,680	1,304,338	—	1,460,695
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	240,886	(63,537)	294,808	(232,159)	239,998
Income from unconsolidated entities	—	447	773	—	1,220
Income tax benefit	19,970	—	—	—	19,970
Income (loss) from continuing operations	260,856	(63,090)	295,581	(232,159)	261,188
Discontinued operations	(637)	—	—	—	(637)
Gain on real estate dispositions	31,923	—	—	—	31,923
Net income (loss)	292,142	(63,090)	295,581	(232,159)	292,474
Net income attributable to noncontrolling interests	—	—	332	—	332
Net income (loss) attributable to common stockholders	$292,142	$(63,090)	$295,249	$(232,159)	$292,142

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$151,831	$(40,451)	$169,379	$(127,791)	152,968
Other comprehensive (loss) income:
Foreign currency translation	—	—	8,286	—	8,286
Change in unrealized gain on marketable securities	(62)	—	—	—	(62)
Other	—	—	398	—	398
Total other comprehensive (loss) income	(62)	—	8,684	—	8,622
Comprehensive income (loss)	151,769	(40,451)	178,063	(127,791)	161,590
Comprehensive income attributable to noncontrolling interests	—	—	1,137	—	1,137
Comprehensive income (loss) attributable to common stockholders	$151,769	$(40,451)	$176,926	$(127,791)	$160,453

	For the Three Months Ended June 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$143,162	$(28,842)	$152,860	$(123,740)	$143,440
Other comprehensive income (loss):
Foreign currency translation	—	—	(22,715)	—	(22,715)
Change in unrealized gain on marketable securities	69	—	—	—	69
Other	—	—	(1,617)	—	(1,617)
Total other comprehensive income (loss)	69	—	(24,332)	—	(24,263)
Comprehensive income (loss)	143,231	(28,842)	128,528	(123,740)	119,177
Comprehensive income attributable to noncontrolling interests	—	—	278	—	278
Comprehensive income (loss) attributable to common stockholders	$143,231	$(28,842)	$128,250	$(123,740)	$118,899

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$349,958	$(71,270)	$337,903	$(264,475)	$352,116
Other comprehensive (loss) income:
Foreign currency translation	—	—	12,368	—	12,368
Change in unrealized gain on marketable securities	(185)	—	—	—	(185)
Other	—	—	316	—	316
Total other comprehensive (loss) income	(185)	—	12,684	—	12,499
Comprehensive income (loss)	349,773	(71,270)	350,587	(264,475)	364,615
Comprehensive income attributable to noncontrolling interests	—	—	2,158	—	2,158
Comprehensive income (loss) attributable to common stockholders	$349,773	$(71,270)	$348,429	$(264,475)	$362,457

	For the Six Months Ended June 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$292,142	$(63,090)	$295,581	$(232,159)	$292,474
Other comprehensive income (loss):
Foreign currency translation	—	—	(33,383)	—	(33,383)
Change in unrealized gain on marketable securities	250	—	—	—	250
Other	—	—	(3,497)	—	(3,497)
Total other comprehensive income (loss)	250	—	(36,880)	—	(36,630)
Comprehensive income (loss)	292,392	(63,090)	258,701	(232,159)	255,844
Comprehensive income attributable to noncontrolling interests	—	—	332	—	332
Comprehensive income (loss) attributable to common stockholders	$292,392	$(63,090)	$258,369	$(232,159)	$255,512

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$41,514	$(61,787)	$757,529	$—	$737,256

Cash flows from investing activities:
Net investment in real estate property	(210,120)	—	(29,378)	—	(239,498)
Investment in loans receivable and other	(2,575)	—	(715,658)	—	(718,233)
Proceeds from real estate disposals	19,570	—	—	—	19,570
Proceeds from loans receivable	21	—	25,046	—	25,067
Development project expenditures	—	—	(143,269)	—	(143,269)
Capital expenditures	—	(15)	(55,937)	—	(55,952)
Investment in unconsolidated entities	—	—	(39,048)	—	(39,048)
Net cash used in investing activities	(193,104)	(15)	(958,244)	—	(1,151,363)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	453,000	(88,544)	—	364,456
Proceeds from debt	—	793,904	234,605	—	1,028,509
Repayment of debt	—	(300,019)	(356,517)	—	(656,536)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	795,695	(892,893)	97,198	—	—
Payment of deferred financing costs	—	(18,262)	(1,425)	—	(19,687)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(370,551)	26,072	344,479	—	—
Cash distribution to common stockholders	(550,965)	—	—	—	(550,965)
Cash distribution to redeemable OP unitholders	—	—	(3,720)	—	(3,720)
Contributions from noncontrolling interests	—	—	2,227	—	2,227
Distributions to noncontrolling interests	—	—	(4,156)	—	(4,156)
Other	9,702	—	—	—	9,702
Net cash (used in) provided by financing activities	(58,332)	61,802	224,147	—	227,617
Net (decrease) increase in cash and cash equivalents	(209,922)	—	23,432	—	(186,490)
Effect of foreign currency translation on cash and cash equivalents	16,529	—	(13,393)	—	3,136
Cash and cash equivalents at beginning of period	210,303	—	76,404	—	286,707
Cash and cash equivalents at end of period	$16,910	$—	$86,443	$—	$103,353

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$40,671	$(45,313)	$665,378	$—	$660,736

Cash flows from investing activities:
Net investment in real estate property	(34,453)	—	—	—	(34,453)
Investment in loans receivable and other	—	—	(152,450)	—	(152,450)
Proceeds from real estate disposals	20,441	—	43,120	—	63,561
Proceeds from loans receivable	—	—	7,644	—	7,644
Development project expenditures	—	—	(69,679)	—	(69,679)
Capital expenditures	—	(18)	(46,907)	—	(46,925)
Investment in unconsolidated entities	—	—	(4,265)	—	(4,265)
Net cash used in investing activities	(14,012)	(18)	(222,537)	—	(236,567)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(114,000)	138,304	—	24,304
Proceeds from debt	—	400,000	16,217	—	416,217
Repayment of debt	—	(555,470)	(184,867)	—	(740,337)
Purchase of noncontrolling interests	—	—	(1,604)	—	(1,604)
Net change in intercompany debt	128,165	308,816	(436,981)	—	—
Payment of deferred financing costs	—	(3,422)	(422)	—	(3,844)
Issuance of common stock, net	377,739	—	—	—	377,739
Cash distribution (to) from affiliates	(8,096)	9,407	(1,311)	—	—
Cash distribution to common stockholders	(493,471)	—	—	—	(493,471)
Cash distribution to redeemable OP unitholders	—	—	(4,437)	—	(4,437)
Contributions from noncontrolling interest	—	—	5,680	—	5,680
Distributions to noncontrolling interests	—	—	(3,582)	—	(3,582)
Other	3,622	—	—	—	3,622
Net cash provided by (used in) financing activities	7,959	45,331	(473,003)	—	(419,713)
Net increase (decrease) in cash and cash equivalents	34,618	—	(30,162)	—	4,456
Effect of foreign currency translation on cash and cash equivalents	(33,353)	—	33,196	—	(157)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$12,998	$—	$44,324	$—	$57,322

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
Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred Information
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
Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2017, we owned approximately 1,300 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, general acute care hospitals and skilled nursing facilities, and we had eight properties under development, including one property that is owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2017, we leased a total of 580 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 301 seniors housing communities for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 141 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 68 properties (excluding one office building included within our office operations reportable business segment), respectively, as of June 30, 2017.
Through our Lillibridge Healthcare Services, Inc. subsidiary and our ownership interest in PMB Real Estate Services LLC, we also provide MOB management, leasing, marketing, facility development and advisory services to highly rated hospitals and health systems throughout the United States. In addition, from time to time, we make secured and non-mortgage loans and other investments relating to seniors housing and healthcare operators or properties.
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
Operating Highlights and Key Performance Trends
2017 Highlights and Other Recent Developments
Investments and Dispositions

•
In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $27.5 million was outstanding at June 30, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 9.0% as of June 30, 2017 and is guaranteed by Ardent’s parent company.

•
During the six months ended June 30, 2017, we acquired 14 triple-net leased properties (including six assets previously owned by an equity method investee) and one life science, research and medical campus (reported within our office operations reportable business segment) for an aggregate purchase price of $404.4 million.

•
During the six months ended June 30, 2017, we sold 10 triple-net leased properties, two MOBs, and two vacant land parcels for aggregate consideration of $104.6 million and we recognized a gain on the sale of these assets of $44.0 million.

•
During the six months ended June 30, 2017, we received $13.7 million for the partial prepayment of secured and unsecured loans receivable and $6.0 million for the full repayment of one secured loan receivable that was due to mature on July 5, 2017.

Liquidity, Capital and Dividends

•	We paid the first two quarterly installments of our 2017 dividend of $0.775 per share.

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

•
In April 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%.

•	In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.250% senior notes due 2017 upon maturity.

•
In June 2017, we issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes, Series D due 2023 on a private placement basis at a price equal to 99.954% of par, for total proceeds of C$274.9 million before agent fees and expenses. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

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

	As of June 30, 2017	As of December 31, 2016
Investment mix by asset type(1):
Seniors housing communities	60.4%	61.8%
MOBs	20.0	20.7
Life science and innovation centers	6.6	6.1
General acute care hospitals	5.4	5.6
Inpatient rehabilitation and long-term acute care facilities	1.7	1.7
Skilled nursing facilities	0.8	1.4
Secured loans receivable and investments, net	5.1	2.7
Investment mix by tenant, operator and manager(1):
Atria	21.9%	22.6%
Sunrise	10.9	11.3
Brookdale Senior Living	7.7	8.1
Ardent	4.9	5.1
Kindred	1.1	1.8
All other	53.5	51.1

(1)
Ratios are based on the gross book value of real estate investments (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	51.6%	54.7%	52.1%	54.6%
Kindred	5.1	5.4	5.0	5.4
Brookdale Senior Living(2)	4.7	4.9	4.7	4.8
Ardent	3.1	3.1	3.1	3.1
All others	35.5	31.9	35.1	32.1
Adjusted EBITDA(3):
Senior living operations	29.6%	32.6%	30.1%	32.1%
Kindred	8.3	9.0	8.4	9.0
Brookdale Senior Living(2)	7.6	8.1	7.7	8.1
Ardent	5.0	5.2	5.0	5.2
All others	49.5	45.1	48.8	45.6
NOI(4):
Senior living operations	28.7%	31.6%	29.1%	31.1%
Kindred	8.6	9.3	8.6	9.2
Brookdale Senior Living(2)	7.9	8.3	8.0	8.3
Ardent	5.2	5.4	5.3	5.4
All others	49.6	45.4	49.0	46.0
Operations mix by geographic location(5):
California	15.3%	15.5%	15.4%	15.4%
New York	8.6	8.9	8.7	8.9
Texas	5.8	6.4	5.8	6.4
Illinois	4.8	4.9	4.9	4.8
Florida	4.4	4.5	4.4	4.5
All others	61.1	59.8	60.8	60.0

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

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

Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the six months ended June 30, 2017, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
Critical Accounting Policies and Estimates
Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.
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
As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership interests or there is an increase or decrease in the number of outstanding limited partnership interests. We also apply this guidance to managing member interests in limited liability companies.
Accounting for Real Estate Acquisitions
On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.
Regardless of whether an acquisition is considered a business combination or an asset acquisition, we record the cost of the businesses or assets acquired as tangible and intangible assets and liabilities based upon their estimated fair values as of the acquisition date. Intangibles primarily include the value of in-place leases and acquired lease contracts.
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
Recently Issued or Adopted Accounting Standards
On January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 did not have a significant impact on our Consolidated Financial Statements.
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC 606 specifically references contracts with customers, it may also apply to certain other transactions such as the sale of real estate. ASC 606 is effective for us beginning January 1, 2018 and we plan to adopt ASC 606 using the modified retrospective method.
We have evaluated all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, certain elements of our resident fees and services, common area maintenance in our office operations and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services include revenues generated through services we provide to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities, such as care, meals, transportation and activities. While these revenue streams are subject to the application of ASC 606, we believe that the recognition of income will be consistent with the current accounting model because currently the revenues associated with these services are generally recognized on a monthly basis, the period in which the related services are performed. We will not apply the principles of ASC 606 to our common area maintenance revenues until January 1, 2019, when we adopt ASU 2016-02, Leases (“ASU 2016-02”).
As it relates to gains on sale of real estate, we expect to recognize any gains when we transfer control of a property and will no longer apply existing sales criteria in ASC 360 Property, Plant, and Equipment. We are evaluating the impact of ASC 606 to $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the potential cumulative effect adjustment relating to such deferred gains, we do not expect the adoption of ASC 606 to have a significant impact on our Consolidated Financial Statements. Our remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption of ASC 606, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any.
In February 2016, the FASB issued ASU 2016-02, which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The amendments in ASU 2016-02 do not significantly change the current lessor accounting model. ASU 2016-02 is not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2018 and will be applied by using a retrospective transition method. Adoption of these standards is not expected to have a significant impact on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2018 with early adoption permitted. ASU 2016-16 will be applied by us using a modified retrospective method. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
Results of Operations
As of June 30, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. We evaluate performance of the combined properties in each reportable business segment based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “NOTE 16—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2017 and 2016
The table below shows our results of operations for the three months ended June 30, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$214,383	$211,350	$3,033	1.4%
Senior living operations	151,618	156,448	(4,830)	(3.1)
Office operations	130,331	101,638	28,693	28.2
All other	32,574	25,050	7,524	30.0
Total segment NOI	528,906	494,486	34,420	7.0
Interest and other income	202	111	91	82.0
Interest expense	(113,572)	(103,665)	(9,907)	(9.6)
Depreciation and amortization	(224,108)	(221,961)	(2,147)	(1.0)
General, administrative and professional fees	(33,282)	(32,094)	(1,188)	(3.7)
Loss on extinguishment of debt, net	(36)	(2,468)	2,432	98.5
Merger-related expenses and deal costs	(6,043)	(7,224)	1,181	16.3
Other	(1,848)	(2,303)	455	19.8
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	150,219	124,882	25,337	20.3
(Loss) income from unconsolidated entities	(106)	1,418	(1,524)	nm
Income tax benefit	2,159	11,549	(9,390)	(81.3)
Income from continuing operations	152,272	137,849	14,423	10.5
Discontinued operations	(23)	(148)	125	84.5
Gain on real estate dispositions	719	5,739	(5,020)	(87.5)
Net income	152,968	143,440	9,528	6.6
Net income attributable to noncontrolling interests	1,137	278	(859)	nm
Net income attributable to common stockholders	$151,831	$143,162	8,669	6.1
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$213,258	$210,119	$3,139	1.5%
Other services revenue	1,125	1,231	(106)	(8.6)
Segment NOI	$214,383	$211,350	3,033	1.4

Triple-net leased properties segment NOI increased during the three months ended June 30, 2017 over the prior year primarily due to asset acquisitions, contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent between comparison periods, partially offset by asset dispositions and foreign currency movements.
In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2017 for the first quarter of 2017 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2016 for the first quarter of 2016.

	Number of Properties Owned at June 30, 2017	Average Occupancy for the Three Months Ended March 31, 2017	Number of Properties Owned at June 30, 2016	Average Occupancy for the Three Months Ended March 31, 2016
Seniors housing communities (1)	434	86.6%	425	88.3%
Skilled nursing facilities(1)	17	87.4	17	88.1
Inpatient rehabilitation and long-term acute care facilities(1)	38	61.5	38	61.6

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2017 and 2016, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 501 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$193,764	$191,450	$2,314	1.2%
Segment NOI	$193,764	$191,450	2,314	1.2
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$460,243	$464,437	$(4,194)	(0.9)%
Less:
Property-level operating expenses	(308,625)	(307,989)	(636)	(0.2)
Segment NOI	$151,618	$156,448	(4,830)	(3.1)

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Total communities	298	304	87.9%	90.1%	$5,702	$5,460
Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income.
Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.
The following table compares results of operations for our 293 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$451,851	$447,744	$4,107	0.9%
Less:
Property-level operating expenses	(303,935)	(296,177)	(7,758)	(2.6)
Segment NOI	$147,916	$151,567	(3,651)	(2.4)

	Number of Properties at June 30,		Average Unit Occupancy For the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Same-store communities	293	293	87.9%	90.2%	5,710	5,513

Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$186,240	$144,087	$42,153	29.3%
Office building services revenue	1,848	3,369	(1,521)	(45.1)
Total revenues	188,088	147,456	40,632	27.6
Less:
Property-level operating expenses	(57,205)	(43,966)	(13,239)	(30.1)
Office building services costs	(552)	(1,852)	1,300	70.2
Segment NOI	$130,331	$101,638	28,693	28.2

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Total office buildings	388	370	92.0%	90.7%	$32	$30
The increase in our office operations segment rental income in the second quarter of 2017 over the same period in 2016 is attributed primarily to the September 2016 acquisition of life science and innovation centers and in place lease escalations, partially offset by asset dispositions. The increase in our office building property-level operating expenses in the second quarter of 2017 over the same period in 2016 is attributed primarily to the above acquisitions and increases in real estate taxes and other operating expenses, partially offset by asset dispositions.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the second quarter of 2017 over the same period in 2016.
The following table compares results of operations for our 354 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$140,844	$139,628	$1,216	0.9%
Less:
Property-level operating expenses	(42,317)	(41,691)	(626)	(1.5)
Segment NOI	$98,527	$97,937	590	0.6

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Same-store office buildings	354	354	91.4%	91.7%	$30	$30

All Other
The $7.5 million increase in all other for the three months ended June 30, 2017 over the same period in 2016 is primarily due to interest income from new loans issued during the 2017, partially offset by decreased interest income attributable to loan repayments received during 2016.
Interest Expense
The $9.9 million increase in total interest expense for the three months ended June 30, 2017 compared to 2016, is attributed primarily to an increase of $6.9 million due to higher debt balances and an increase of $3.0 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% and 3.6% for the three months ended June 30, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the three months ended June 30, 2017 compared to the same period in 2016 primarily due to the 2016 life science and innovation centers acquisition, partially offset by a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the three months ended June 30, 2016 was due primarily to our June 2016 redemption of $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments. No similar activity occurred during the three months ended June 30, 2017.
Income (Loss) from Unconsolidated Entities
The $1.5 million decrease in income from unconsolidated entities for the three months ended June 30, 2017 over the same period in 2016 is primarily due to our share of net losses related to certain unconsolidated entities.
Income Tax Benefit
Income tax benefits related to continuing operations for the three months ended June 30, 2017 and 2016 were each due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”), and the reversal of a deferred tax liability at a TRS entity.
Gain on Real Estate Dispositions
The $5.0 million decrease in gain on real estate dispositions for the three months ended June 30, 2017 over the same period in 2016 is due primarily to a $4.5 million gain on the sale of one triple-net leased property in April 2016.

Six Months Ended June 30, 2017 and 2016
The table below shows our results of operations for the six months ended June 30, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$424,915	$427,036	$(2,121)	(0.5)%
Senior living operations	303,733	307,883	(4,150)	(1.3)
Office operations	260,505	203,618	56,887	27.9
All other	52,990	48,446	4,544	9.4
Total segment NOI	1,042,143	986,983	55,160	5.6
Interest and other income	683	230	453	nm
Interest expense	(222,376)	(206,938)	(15,438)	(7.5)
Depreciation and amortization	(441,891)	(458,348)	16,457	3.6
General, administrative and professional fees	(67,243)	(63,820)	(3,423)	(5.4)
Loss on extinguishment of debt, net	(345)	(2,782)	2,437	87.6
Merger-related expenses and deal costs	(8,099)	(8,856)	757	8.5
Other	(3,036)	(6,471)	3,435	53.1
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	299,836	239,998	59,838	24.9
Income from unconsolidated entities	3,044	1,220	1,824	nm
Income tax benefit	5,304	19,970	(14,666)	(73.4)
Income from continuing operations	308,184	261,188	46,996	18.0
Discontinued operations	(76)	(637)	561	88.1
Gain on real estate dispositions	44,008	31,923	12,085	37.9
Net income	352,116	292,474	59,642	20.4
Net income attributable to noncontrolling interests	2,158	332	(1,826)	nm
Net income attributable to common stockholders	$349,958	$292,142	57,816	19.8
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$422,585	$424,606	$(2,021)	(0.5)%
Other services revenue	2,330	2,430	(100)	(4.1)
Segment NOI	$424,915	$427,036	(2,121)	(0.5)
Triple-net leased properties segment NOI decreased during the six months ended June 30, 2017 over the prior year primarily due to asset dispositions and foreign currency movements between comparison periods, partially offset by asset acquisitions and contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.

The following table compares results of operations for our 500 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$385,637	$385,505	$132	0.0%
Segment NOI	$385,637	$385,505	132	0.0
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$924,431	$928,413	$(3,982)	(0.4)%
Less:
Property-level operating expenses	(620,698)	(620,530)	(168)	(0.0)
Segment NOI	$303,733	$307,883	(4,150)	(1.3)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Total communities	298	304	88.2%	90.2%	$5,703	$5,443
The following table compares results of operations for our 293 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$907,605	$893,970	$13,635	1.5%
Less:
Property-level operating expenses	(610,106)	(597,016)	(13,090)	(2.2)
Segment NOI	$297,499	$296,954	545	0.2

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Same-store communities	293	293	88.3%	90.3%	$5,711	$5,499

Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$372,135	$288,223	$83,912	29.1%
Office building services revenue	3,779	8,345	(4,566)	(54.7)
Total revenues	375,914	296,568	79,346	26.8
Less:
Property-level operating expenses	(114,119)	(87,647)	(26,472)	(30.2)
Office building services costs	(1,290)	(5,303)	4,013	75.7
Segment NOI	$260,505	$203,618	56,887	27.9

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June30,
	2017	2016	2017	2016	2017	2016
Total office buildings	388	370	92.0%	90.7%	$32	$30
The increase in our office operations segment rental income during the six months ended June 30, 2017 over the prior year is attributed primarily to the September 2016 acquisition of life science and innovation centers and in place lease escalations, partially offset by asset dispositions. The increase in our office building property-level operating expenses during the six months ended June 30, 2017 over the prior year is attributed primarily to the above acquisition and increases in real estate taxes and other operating expenses, partially offset by asset dispositions.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the six months ended June 30, 2017 over the prior year.
The following table compares results of operations for our 354 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$283,871	$279,673	$4,198	1.5%
Less:
Property-level operating expenses	(85,175)	(83,246)	(1,929)	(2.3)
Segment NOI	$198,696	$196,427	2,269	1.2

	Number of Properties at June 30,		Occupancy June 30,		Annualized Average Rent Per Occupied Square Foot for the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016
Same-store Office Buildings	354	354	91.4%	91.7%	$31	$30

All Other
The $4.5 million increase in all other for the six months ended June 30, 2017 over the same period in 2016 is primarily due to interest income from new loans issued during the 2017, partially offset by decreased interest income attributable to loan repayments received during 2016.
Interest Expense
The $15.4 million increase in total interest expense for the six months ended June 30, 2017 and 2016, respectively, is attributed primarily to an increase of $9.4 million in interest expense due to higher debt balances and an increase of $6.0 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was approximately 3.7% and 3.6% for the six months ended June 30, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations decreased during the six months ended June 30, 2017 compared to the same period in 2016 primarily due to a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016 partially offset by the 2016 life science and innovation centers acquisition.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the six months ended June 30, 2017 was due primarily to our 2016 redemption and repayment of the $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments. Loss on extinguishment of debt, net for the six months ended June 30, 2016 was due to various debt repayments.
Other
The $3.4 million decrease in other for the six months ended June 30, 2017 over the same period in 2016 is primarily due to the expiration of six operating leases during 2016.
Income from Unconsolidated Entities
The $1.8 million increase in income from unconsolidated entities for the six months ended June 30, 2017 over the same period in 2016 is primarily due to the fair value re-measurement of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, partially offset by our share of net losses related to certain unconsolidated entities. Refer to “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income Tax Benefit
Income tax benefit related to continuing operations for the six months ended June 30, 2017 and 2016 were each due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”), and the reversal of a deferred tax liability at a TRS entity.
Gain on Real Estate Dispositions
The $12.1 million increase in gain on real estate dispositions for the six months ended June 30, 2017 over the same period in 2016 primarily relates to the sale of five triple-net leased properties through June 30, 2017.
Net Income Attributable to Noncontrolling Interests
The increase in net income attributable to noncontrolling interests of $1.8 million over the same period in 2016 is primarily due to the September 2016 acquisition of life science and innovation centers and asset dispositions.

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

The following table summarizes our FFO and normalized FFO for the three and six months ended June 30, 2017 and 2016. The increase in normalized FFO for the six months ended June 30, 2017 over the same period in 2016 is due primarily to improved property performance and accretive investments.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$152,272	$137,849	$308,184	$261,188
Discontinued operations	(23)	(148)	(76)	(637)
Gain on real estate dispositions	719	5,739	44,008	31,923
Net income	152,968	143,440	352,116	292,474
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Net income attributable to common stockholders	151,831	143,162	349,958	292,142
Adjustments:
Real estate depreciation and amortization	222,347	220,346	438,308	455,072
Real estate depreciation related to noncontrolling interests	(1,817)	(1,814)	(3,812)	(3,889)
Real estate depreciation related to unconsolidated entities	1,458	1,220	2,645	3,209
(Gain) loss on real estate dispositions related to unconsolidated entities	(82)	41	(59)	(495)
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)	—
Gain on real estate dispositions	(719)	(5,739)	(44,008)	(31,923)
Discontinued operations:
Loss on real estate dispositions	—	1	—	1
FFO attributable to common stockholders	373,018	357,217	740,005	714,117
Adjustments:
Change in fair value of financial instruments	(153)	(7)	(130)	(86)
Non-cash income tax benefit	(2,959)	(12,286)	(7,104)	(21,443)
Loss on extinguishment of debt, net	47	2,468	450	2,782
Gain on non-real estate dispositions related to unconsolidated entities	(16)	(585)	(12)	(585)
Merger-related expenses, deal costs and re-audit costs	7,036	8,550	10,165	11,804
Amortization of other intangibles	365	438	803	876
Unusual items related to unconsolidated entities	280	—	492	—
Non-cash impact of changes to equity plan	1,711	—	2,710	—
Normalized FFO attributable to common stockholders	$379,329	$355,795	$747,379	$707,465

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments and unrealized foreign currency gains or losses, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$152,272	$137,849	$308,184	$261,188
Discontinued operations	(23)	(148)	(76)	(637)
Gain on real estate dispositions	719	5,739	44,008	31,923
Net income	152,968	143,440	352,116	292,474
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Net income attributable to common stockholders	151,831	143,162	349,958	292,142
Adjustments:
Interest	113,572	103,665	222,376	206,938
Loss on extinguishment of debt, net	36	2,468	345	2,782
Taxes (including tax amounts in general, administrative and professional fees)	(1,272)	(10,602)	(3,500)	(19,274)
Depreciation and amortization	224,108	221,961	441,891	458,348
Non-cash stock-based compensation expense	6,695	5,008	13,396	10,037
Merger-related expenses, deal costs and re-audit costs	6,543	7,033	8,909	9,252
Net income (loss) attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(3,144)	(3,075)	(6,510)	(6,153)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	7,685	6,070	14,137	15,352
Gain on real estate dispositions	(719)	(5,738)	(44,008)	(31,922)
Unrealized foreign currency gains	(297)	(111)	(1,109)	(572)
Change in fair value of financial instruments	(159)	(16)	(148)	(114)
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)	—
Adjusted EBITDA	$504,879	$469,825	$992,710	$936,816

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and six months ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$152,272	$137,849	$308,184	$261,188
Discontinued operations	(23)	(148)	(76)	(637)
Gain on real estate dispositions	719	5,739	44,008	31,923
Net income	152,968	143,440	352,116	292,474
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Net income attributable to common stockholders	151,831	143,162	349,958	292,142
Adjustments:
Interest and other income	(202)	(111)	(683)	(230)
Interest	113,572	103,665	222,376	206,938
Depreciation and amortization	224,108	221,961	441,891	458,348
General, administrative and professional fees	33,282	32,094	67,243	63,820
Loss on extinguishment of debt, net	36	2,468	345	2,782
Merger-related expenses and deal costs	6,066	7,371	8,175	9,492
Other	1,848	2,303	3,036	6,471
Net income attributable to noncontrolling interests	1,137	278	2,158	332
Loss (income) from unconsolidated entities	106	(1,418)	(3,044)	(1,220)
Income tax benefit	(2,159)	(11,549)	(5,304)	(19,970)
Gain on real estate dispositions	(719)	(5,738)	(44,008)	(31,922)
NOI	$528,906	$494,486	$1,042,143	$986,983
Liquidity and Capital Resources
As of June 30, 2017, we had a total of $103.4 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2017, we also had escrow deposits and restricted cash of $68.3 million and $2.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the six months ended June 30, 2017, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities and cash on hand.
For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $700.0 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our unsecured revolving credit facility. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us.

Unsecured Credit Facility and Unsecured Term Loans
In April 2017, we entered into a new unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, initially priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility is also comprised of our $200.0 million term loan that is scheduled to mature in 2018 and our $278.6 million term loan that is scheduled to mature in 2019. The 2018 and 2019 term loans remain priced at LIBOR plus 1.05%.
The new revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The new revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.
As of June 30, 2017, we had $516.5 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.5 billion of unused borrowing capacity available under our new revolving credit facility.
As of June 30, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.
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

In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.250% senior notes due 2017 upon maturity.

In June 2017, we issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes due 2023 at a price equal to 99.954% of par, for total proceeds of C$274.9 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

Mortgage Loan Obligations

During the six months ended June 30, 2017, we repaid in full mortgage loans outstanding in the aggregate principal amount of $237.0 million with a weighted average maturity of 1.7 years and recognized a gain on extinguishment of debt of $0.4 million in connection with these repayments.
Cash Flows
The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2017 and 2016:

	For the Six Months Ended June 30,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$286,707	$53,023	$233,684	nm
Net cash provided by operating activities	737,256	660,736	76,520	11.6
Net cash used in investing activities	(1,151,363)	(236,567)	(914,796)	nm
Net cash provided by (used in) financing activities	227,617	(419,713)	647,330	nm
Effect of foreign currency translation on cash and cash equivalents	3,136	(157)	3,293	nm
Cash and cash equivalents at end of period	$103,353	$57,322	46,031	80.3
nm - not meaningful
Cash Flows from Operating Activities
Cash flows from operating activities increased $76.5 million during the six months ended June 30, 2017 over the same period in 2016 due primarily to investments made subsequent to June 30, 2016.

Cash Flows from Investing Activities
Cash used in investing activities increased $914.8 million during the six months ended June 30, 2017 over the same period in 2016 primarily due to the $700.0 million term loan we provided in March 2017 to facilitate Ardent’s acquisition of LHP and 2017 increases in investment in real estate property and development project expenditures.
Cash Flows from Financing Activities
Cash flows from financing activities increased $647.3 million during the six months ended June 30, 2017 over the same period in 2016 primarily due to increased senior note issuances and unsecured revolving credit facility borrowings during 2017, partially offset by higher proceeds from the issuance of common stock during 2016.
Capital Expenditures
The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We expect to fund any capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases with cash flows from operations or through additional borrowings.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2017, we had eight properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of June 30, 2017 and December 31, 2016:

	As of June 30, 2017	As of December 31, 2016
	(In thousands)
Gross book value	$9,622,304	$9,481,101
Fair value(1)	9,828,102	9,600,621
Fair value reflecting change in interest rates(1):
-100 basis points	10,368,117	10,117,238
+100 basis points	9,340,419	9,133,292

(1)
The change in fair value of our fixed rate debt from December 31, 2016 to June 30, 2017 was due primarily to senior note issuances in 2017, partially offset by 2017 senior note and fixed rate mortgage debt repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2017	As of December 31, 2016	As of June 30, 2016
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$8,190,620	$7,854,264	$7,525,086
Floating to fixed rate swap on term loan	200,000	200,000	200,000
Mortgage loans and other (1)	1,231,684	1,426,837	1,468,539
Variable rate:
Fixed to floating rate swap on senior notes	400,000	—	—
Unsecured revolving credit facility	516,455	146,538	212,382
Unsecured term loans, unhedged portion	1,178,586	1,271,215	1,274,849
Mortgage loans and other (1)	274,888	292,060	287,415
Total	$11,992,233	$11,190,914	$10,968,271
Percentage of total debt:
Fixed rate:
Senior notes and other, unhedged portion	68.3%	70.2%	68.6%
Floating to fixed rate swap on term loan	1.7	1.8	1.8
Mortgage loans and other (1)	10.3	12.7	13.4
Variable rate:
Fixed to floating rate swap on senior notes	3.3	—	—
Unsecured revolving credit facility	4.3	1.3	2.0
Unsecured term loans, unhedged portion	9.8	11.4	11.6
Mortgage loans and other (1)	2.3	2.6	2.6
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.7%	3.6%	3.6%
Floating to fixed rate swap on term loan	2.2	2.2	2.1
Mortgage loans and other (1)	5.4	5.6	5.6
Variable rate:
Fixed to floating rate swap on senior notes	2.1	—	—
Unsecured revolving credit facility	2.0	1.9	1.8
Unsecured term loans, unhedged portion	2.2	1.7	1.5
Mortgage loans and other (1)	2.3	2.1	1.8
Total	3.6	3.6	3.5

(1)
Excludes mortgage debt of $77.0 million related to real estate assets classified as held for sale as of June 30, 2016, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheet as of June 30, 2016.

The variable rate debt in the table above reflects, in part, the effect of $150.6 million notional amount of interest rate swaps with a maturity of March 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $236.7 million notional amount of interest rate swaps with maturities ranging from October 2018 to June 2027, in each case that effectively convert variable rate debt to fixed rate debt.
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
In June 2017, we entered into a total of $125 million of notional forward starting swaps with an effective date of January 15, 2018 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.1832%.
The increase in our outstanding variable rate debt at June 30, 2017 compared to December 31, 2016 is primarily attributable to the $400.0 million notional amount interest rate swaps mentioned above and increased borrowings under our unsecured revolving credit facility, partially offset by term loan repayments.
Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of June 30, 2017, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2017, interest expense for 2017 would increase by approximately $19.0 million, or $0.05 per diluted common share.
As of June 30, 2017 and December 31, 2016, our joint venture partners’ aggregate share of total debt was $75.2 million and $80.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $89.6 million and $122.0 million as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.4 billion and $709.6 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2017 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first three and six months of 2017 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2017, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the second quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2017:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	—	$—
May 1 through May 31	—	—
June 1 through June 30	—	—

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
Date: July 28, 2017

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
4.1
Fourth Supplemental Indenture dated as of June 1, 2017 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.55% Senior Notes, Series D due 2023.
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