Form 10-Q
period 2017-09-30
VENTAS INC
filed 2017-10-27
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2017
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 25, 2017:
Common Stock, $0.25 par value	356,163,849

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2017	As of December 31, 2016
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,121,214	$2,089,591
Buildings and improvements	21,935,860	21,516,396
Construction in progress	306,095	210,599
Acquired lease intangibles	1,536,476	1,510,629
	25,899,645	25,327,215
Accumulated depreciation and amortization	(5,434,772)	(4,932,461)
Net real estate property	20,464,873	20,394,754
Secured loans receivable and investments, net	1,352,434	702,021
Investments in unconsolidated real estate entities	117,185	95,921
Net real estate investments	21,934,492	21,192,696
Cash and cash equivalents	85,063	286,707
Escrow deposits and restricted cash	76,522	80,647
Goodwill	1,034,497	1,033,225
Assets held for sale	68,926	54,961
Other assets	540,295	518,364
Total assets	$23,739,795	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,424,145	$11,127,326
Accrued interest	95,684	83,762
Accounts payable and other liabilities	943,800	907,928
Liabilities related to assets held for sale	9,837	1,462
Deferred income taxes	296,272	316,641
Total liabilities	12,769,738	12,437,119
Redeemable OP unitholder and noncontrolling interests	171,813	200,728
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,163 and 354,125 shares issued at September 30, 2017 and December 31, 2016, respectively	89,023	88,514
Capital in excess of par value	13,034,527	12,917,002
Accumulated other comprehensive loss	(40,780)	(57,534)
Retained earnings (deficit)	(2,351,430)	(2,487,695)
Treasury stock, 0 and 1 share at September 30, 2017 and December 31, 2016, respectively	—	(47)
Total Ventas stockholders’ equity	10,731,340	10,460,240
Noncontrolling interests	66,904	68,513
Total equity	10,798,244	10,528,753
Total liabilities and equity	$23,739,795	$23,166,600
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$212,370	$210,424	$634,955	$635,030
Office	189,506	158,273	561,641	446,496
	401,876	368,697	1,196,596	1,081,526
Resident fees and services	461,700	461,974	1,386,131	1,390,387
Office building and other services revenue	3,196	4,317	9,781	17,006
Income from loans and investments	32,985	31,566	85,499	78,098
Interest and other income	171	562	854	792
Total revenues	899,928	867,116	2,678,861	2,567,809
Expenses
Interest	113,869	105,063	336,245	312,001
Depreciation and amortization	213,407	208,387	655,298	666,735
Property-level operating expenses:
Senior living	315,598	312,145	936,296	932,675
Office	60,609	48,972	174,728	136,619
	376,207	361,117	1,111,024	1,069,294
Office building services costs	418	974	1,708	6,277
General, administrative and professional fees	33,317	31,567	100,560	95,387
Loss on extinguishment of debt, net	511	383	856	3,165
Merger-related expenses and deal costs	804	16,217	8,903	25,073
Other	13,030	2,430	16,066	8,901
Total expenses	751,563	726,138	2,230,660	2,186,833
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	148,365	140,978	448,201	380,976
Income from unconsolidated entities	750	931	3,794	2,151
Income tax benefit	7,815	8,537	13,119	28,507
Income from continuing operations	156,930	150,446	465,114	411,634
Discontinued operations	(19)	(118)	(95)	(755)
Gain (loss) on real estate dispositions	458,280	(144)	502,288	31,779
Net income	615,191	150,184	967,307	442,658
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Net income attributable to common stockholders	$613,958	$149,452	$963,916	$441,594
Earnings per common share
Basic:
Income from continuing operations	$0.44	$0.43	$1.31	$1.20
Net income attributable to common stockholders	1.72	0.43	2.71	1.29
Diluted:
Income from continuing operations	$0.44	$0.42	$1.30	$1.19
Net income attributable to common stockholders	1.71	0.42	2.69	1.28
Weighted average shares used in computing earnings per common share:
Basic	355,929	350,274	355,110	341,610
Diluted	359,333	354,186	358,365	345,352
Dividends declared per common share	$0.775	$0.73	$2.325	$2.19
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Net income	$615,191	$150,184	$967,307	$442,658
Other comprehensive income (loss):
Foreign currency translation	5,239	(6,421)	17,607	(39,804)
Unrealized (loss) gain on government-sponsored pooled loan investments	(48)	(92)	(233)	158
Other	(936)	1,094	(620)	(2,403)
Total other comprehensive income (loss)	4,255	(5,419)	16,754	(42,049)
Comprehensive income	619,446	144,765	984,061	400,609
Comprehensive income attributable to noncontrolling interests	1,233	732	3,391	1,064
Comprehensive income attributable to common stockholders	$618,213	$144,033	$980,670	$399,545

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2017 and the Year Ended December 31, 2016
(Unaudited)

September 30, 2017	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2017	(In thousands, except per share amounts)
Balance at January 1, 2016	$83,579	$11,602,838	$(7,565)	$(2,111,958)	$(2,567)	$9,564,327	$61,100	$9,625,427
Net income	—	—	—	649,231	—	649,231	2,259	651,490
Other comprehensive loss	—	—	(49,969)	—	—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—	640	—	—	—	640	—	640
Net change in noncontrolling interests	—	(2,179)	—	—	—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—	—	—	(1,024,968)	—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716	1,281,947	—	—	17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99	26,594	—	—	2,572	29,265	—	29,265
Change in redeemable noncontrolling interests	—	(1,714)	—	—	—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP unitholder interests to current fair value	—	(21,085)	—	—	—	(21,085)	—	(21,085)
Redemption of OP units	92	22,622	—	—	1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28	7,339	—	—	(1,167)	6,200	—	6,200
Balance at December 31, 2016	88,514	12,917,002	(57,534)	(2,487,695)	(47)	10,460,240	68,513	10,528,753
Net income	—	—	—	963,916	—	963,916	3,391	967,307
Other comprehensive income	—	—	16,754	—	—	16,754	—	16,754
Impact of CCP Spin-Off	—	93	—	—	—	93	—	93
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(11,023)	(12,450)
Dividends to common stockholders—$2.325 per share	—	—	—	(827,651)	—	(827,651)	—	(827,651)
Issuance of common stock	276	72,723	—	—	552	73,551	—	73,551
Issuance of common stock for stock plans	84	20,265	—	—	425	20,774	—	20,774
Change in redeemable noncontrolling interests	—	412	—	—	—	412	6,023	6,435
Adjust redeemable OP unitholder interests to current fair value	—	(12,030)	—	—	—	(12,030)	—	(12,030)
Redemption of OP units	81	19,900	—	—	2,783	22,764	—	22,764
Grant of restricted stock, net of forfeitures	68	17,589	—	—	(3,713)	13,944	—	13,944
Balance at September 30, 2017	$89,023	$13,034,527	$(40,780)	$(2,351,430)	$—	$10,731,340	$66,904	$10,798,244
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Cash flows from operating activities:
Net income	$967,307	$442,658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	655,298	666,735
Amortization of deferred revenue and lease intangibles, net	(16,283)	(15,307)
Other non-cash amortization	11,186	7,174
Stock-based compensation	19,923	15,885
Straight-lining of rental income, net	(17,384)	(21,386)
Loss on extinguishment of debt, net	856	3,165
Gain on real estate dispositions	(502,288)	(31,779)
Gain on real estate loan investments	(124)	(2,271)
Income tax benefit	(15,619)	(30,832)
Income from unconsolidated entities	(767)	(2,151)
Gain on re-measurement of equity interest upon acquisition, net	(3,027)	—
Distributions from unconsolidated entities	3,909	5,574
Other	7,439	(1,075)
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(17,598)	1,753
Increase (decrease) in accrued interest	12,688	(10,053)
Decrease in accounts payable and other liabilities	(19,277)	(21,944)
Net cash provided by operating activities	1,086,239	1,006,146
Cash flows from investing activities:
Net investment in real estate property	(262,123)	(1,421,592)
Investment in loans receivable and other	(734,033)	(154,949)
Proceeds from real estate disposals	532,137	63,561
Proceeds from loans receivable	84,361	194,063
Development project expenditures	(210,423)	(94,398)
Capital expenditures	(83,387)	(75,296)
Distributions from unconsolidated entities	5,816	—
Investment in unconsolidated entities	(42,399)	(6,175)
Net cash used in investing activities	(710,051)	(1,494,786)
Cash flows from financing activities:
Net change in borrowings under revolving credit facility	384,738	46,728
Proceeds from debt	1,058,437	876,617
Repayment of debt	(1,225,525)	(916,505)
Purchase of noncontrolling interests	(15,809)	(1,604)
Payment of deferred financing costs	(26,426)	(6,147)
Issuance of common stock, net	73,596	1,265,702
Cash distribution to common stockholders	(827,285)	(750,402)
Cash distribution to redeemable OP unitholders	(5,677)	(6,486)
Contributions from noncontrolling interests	4,402	5,926
Distributions to noncontrolling interests	(9,248)	(5,121)
Other	10,543	16,631
Net cash (used in) provided by financing activities	(578,254)	525,339
Net (decrease) increase in cash and cash equivalents	(202,066)	36,699
Effect of foreign currency translation on cash and cash equivalents	422	(443)
Cash and cash equivalents at beginning of period	286,707	53,023
Cash and cash equivalents at end of period	$85,063	$89,279
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2017	2016
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions:
Real estate investments	$206,771	$59,666
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(84,995)	(6,954)
Other assets	(5,546)	79,879
Debt	64,629	47,641
Other liabilities	64,090	60,446
Deferred income tax liability	(16,116)	2,279
Noncontrolling interests	3,627	22,225
Equity issued for redemption of OP and Class C units	22,694	22,970
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1—DESCRIPTION OF BUSINESS
Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, health systems and skilled nursing facilities (“SNFs”), and we had 13 properties under development, including one property that is owned by an unconsolidated real estate entity. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2017, we leased a total of 558 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 296 seniors housing communities for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 136 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 46 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of September 30, 2017.
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
NOTE 2—ACCOUNTING POLICIES
The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on February 14, 2017. Certain prior period amounts have been reclassified to conform to the current period presentation.
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

	September 30, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)

NHP/PMB L.P.	$614,534	$195,529	$639,763	$199,674
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	—	—	2,143,139	162,426
Other identified VIEs	1,950,131	335,106	1,882,336	354,034
Tax credit VIEs	975,093	230,973	981,752	234,109
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

We generally amortize any difference between our cost basis and the basis reflected at the joint venture level, if any, over the lives of the related assets and liabilities and include that amortization in our share of income or loss from unconsolidated entities. For earnings of equity method investments with pro rata distribution allocations, net income or loss is allocated between the partners in the joint venture based on their respective stated ownership percentages. In other instances, net income or loss is allocated between the partners in the joint venture based on the hypothetical liquidation at book value method (the “HLBV method”). Under the HLBV method, net income or loss is allocated between the partners based on the difference between each partner’s claim on the net assets of the joint venture at the end and beginning of the period, after taking into account contributions and distributions. Each partner’s share of the net assets of the joint venture is calculated as the amount that the partner would receive if the joint venture were to liquidate all of its assets at net book value and distribute the resulting cash to creditors and partners in accordance with their respective priorities. Under the HLBV method, in any given period, we could record more or less income than the joint venture has generated, than actual cash distributions we receive or than the amount we may receive in the event of an actual liquidation.
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and the primary beneficiary of this VIE. As of September 30, 2017, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.4% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 72.6%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
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
As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of September 30, 2017 and December 31, 2016, the fair value of the redeemable OP Unitholder Interests was $160.8 million and $177.2 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2017 and December 31, 2016. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value. In March 2017, certain joint venture partners redeemed all (or a portion) of their interests for $15.8 million.
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

Accounting for Historic and New Markets Tax Credits
For certain of our life science and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”). As of September 30, 2017, we owned 11 properties (three of which were in development) that had syndicated HTCs or NMTCs, or both, to TCIs.
In general, capital contributions are made by TCIs into special purpose entities that invest in entities that own the subject property and generate the tax credits. The TCIs receive substantially all of the tax credits and hold only a noncontrolling interest in the economic risk and benefits of the special purpose entities.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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
If impairment indicators arise with respect to intangible assets with finite useful lives, then we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.

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

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2017 and December 31, 2016, this cumulative excess totaled $262.0 million (net of allowances of $115.4 million) and $244.6 million (net of allowances of $109.8 million), respectively (excluding properties classified as held for sale).
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
We have evaluated all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, certain elements of our resident fees and services, common area maintenance in our office operations and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services include revenues generated through certain point-of-sale transactions provided to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities. While these revenue streams are subject to the application of ASC 606, we believe that the pattern and timing of recognition of income will be consistent with the current accounting model. We will not apply the principles of ASC 606 to our common area maintenance revenues and certain resident fees and services until January 1, 2019, when we adopt ASU 2016-02, Leases (“ASU 2016-02”).
As it relates to gains on sale of real estate, we expect to recognize any gains when we transfer control of a property and will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. We are evaluating the impact of ASC 606 to $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the potential cumulative effect adjustment relating to such deferred gains, we do not expect the adoption of ASC 606 to have a significant impact on our Consolidated Financial Statements. Our remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption of ASC 606, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any.

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
In 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2018 and will be applied by us using a retrospective transition method. Adoption of these standards is not expected to have a significant impact on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2018 and will be applied by us using a modified retrospective method. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
NOTE 3—CONCENTRATION OF CREDIT RISK
As of September 30, 2017, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 22.1%, 10.9%, 7.6%, 4.9% and 1.1%, respectively, of our real estate investments based on gross book value (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of September 30, 2017). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net lease tenants.
Based on gross book value, approximately 25.2% and 35.2% of our real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of September 30, 2017). MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 39.6% of real estate investments. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2017, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

Triple-Net Leased Properties
The following table reflects our concentration risk for the periods presented:

	For the Three Months Ended September 30,
	2017	2016
Revenues(1):
Kindred(2)	4.7%	5.3%
Brookdale Senior Living(3)	4.9	4.8
Ardent	3.1	3.1
NOI:
Kindred(2)	8.1%	9.1%
Brookdale Senior Living(3)	8.4	8.2
Ardent	5.3	5.3

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Includes 14 SNFs classified as held for sale at September 30, 2017 that are included in continuing operations.

(3)
Excludes one seniors housing community included in senior living operations and includes one seniors housing community classified as held for sale at September 30, 2017 that is included in continuing operations.

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
The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2017 and 2016. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.
Senior Living Operations
As of September 30, 2017, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 of our 296 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.
We rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on our managers to set appropriate resident fees and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. In addition, significant changes in Atria’s or Sunrise’s senior management or equity ownership or any adverse developments in their businesses or financial condition could have a Material Adverse Effect on us.

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

During the nine months ended September 30, 2017, we acquired 14 triple-net leased properties (including six assets previously owned by an equity method investee) and two properties reported within our office operations reportable business segment (one life science, research and medical campus and one medical office building) for an aggregate purchase price of $410.8 million. Each of these acquisitions was accounted for as an asset acquisition.

During the nine months ended September 30, 2017, we completed the development of one triple-net leased property, representing $6.5 million of net real estate property on our Consolidated Balance Sheets.

NOTE 5—DISPOSITIONS
2017 Activity
During the nine months ended September 30, 2017, we sold 37 triple-net leased properties, three MOBs, and three vacant land parcels for aggregate consideration of $617.1 million, and we recognized a gain on the sale of these assets of $502.3 million, net of taxes.
SNF Dispositions
In November 2016, we entered into agreements with Kindred providing that Kindred will either acquire all 36 SNFs owned by us and operated by Kindred (the “Ventas SNFs”) for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business; or, renew the current lease on all unpurchased Ventas SNFs not purchased by Kindred by April 30, 2018 until 2025 at the current rent level plus annual escalations. On June 30, 2017, Kindred announced that it had signed definitive agreements to sell its entire SNF business to an affiliate of Blue Mountain Capital Management, LLC and that, as Kindred closes on the sale of its SNFs, Kindred will pay to us its allocable portion of the sale proceeds for a total $700 million aggregate purchase price for the Ventas SNFs, and we will convey the applicable Ventas SNFs to the ultimate buyer.

In August 2017, we sold 22 of the Ventas SNFs, included in the 37 triple-net properties described above, for aggregate consideration of $488.1 million and recognized a gain on the sale of these assets of $458.0 million. Subsequent to September 30, 2017, we sold an additional seven Ventas SNFs for aggregate consideration of $82.5 million. We expect to recognize a gain on the sale of these assets of approximately $78 million during the fourth quarter. Kindred expects the closings of the sale of the remaining seven Ventas SNFs to occur by year end 2017. However, there can be no assurance that the closings will occur or the timing of any such closings.

Real Estate Impairment
We recognized impairments of $20.2 million and $14.5 million, respectively, for the nine months ended September 30, 2017 and 2016, which are recorded primarily in depreciation and amortization in our Consolidated Statements of Income.
Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of September 30, 2017 and December 31, 2016, including the amounts reported on our Consolidated Balance Sheets.

	September 30, 2017			December 31, 2016
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Triple-Net Leased Properties	15	$16,142	$8,522	—	$—	$—
Office Operations	7	52,784	1,315	7	53,151	1,462
Senior Living Operations*	—	—	—	—	1,810	—
Total	22	$68,926	$9,837	7	$54,961	$1,462

* Includes one vacant land parcel classified as held for sale as of December 31, 2016, which was sold in June 2017.

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of September 30, 2017 and December 31, 2016, we had $1.4 billion and $754.6 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of September 30, 2017 and December 31, 2016, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of September 30, 2017:
Secured/mortgage loans and other	$1,297,956	$1,297,956	$1,316,664	$—
Government-sponsored pooled loan investments (1)	54,478	53,472	54,478	1,006
Total investments reported as Secured loans receivable and investments, net	1,352,434	1,351,428	1,371,142	1,006

Non-mortgage loans receivable, net	54,955	54,955	55,098	—
Total investments reported as Other assets	54,955	54,955	55,098	—
Total loans receivable and investments, net	$1,407,389	$1,406,383	$1,426,240	$1,006

As of December 31, 2016:
Secured/mortgage loans and other	$646,972	$646,972	$655,981	$—
Government-sponsored pooled loan investments (1)	55,049	53,810	55,049	1,239
Total investments reported as Secured loans receivable and investments, net	702,021	700,782	711,030	1,239

Non-mortgage loans receivable, net	52,544	52,544	53,626	—
Total investments reported as Other assets	52,544	52,544	53,626	—
Total loans receivable and investments, net	$754,565	$753,326	$764,656	$1,239
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

2017 Activity

In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $23.0 million was outstanding at September 30, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 9.0% as of September 30, 2017 and is guaranteed by Ardent’s parent company.
During the nine months ended September 30, 2017, we received $27.0 million for the partial prepayment of secured and unsecured loans receivable and $32.6 million for the full repayment of three secured loans receivable that were due to mature between 2017 and 2030.
NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2017, we had 25% ownership interests in joint ventures that owned 30 properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent (which are included within other assets on our Consolidated Balance Sheets), under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.6 million and $1.8 million for the three months ended September 30, 2017 and 2016, respectively, and $4.6 million and $5.0 million for the nine months ended September 30, 2017 and 2016, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.
In February 2017, we acquired the controlling interest in six triple-net leased seniors housing communities for a purchase price of $100.0 million. In connection with this acquisition, we re-measured the fair value of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income.
NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$184,994	7.1	$184,993	6.9
In-place and other lease intangibles	1,351,482	23.7	1,325,636	23.6
Goodwill	1,034,497	N/A	1,033,225	N/A
Other intangibles	35,905	12.2	35,783	11.3
Accumulated amortization	(842,819)	N/A	(769,558)	N/A
Net intangible assets	$1,764,059	21.7	$1,810,079	21.5
Intangible liabilities:
Below market lease intangibles	$360,295	13.8	$345,103	14.1
Other lease intangibles	40,334	40.2	40,843	38.5
Accumulated amortization	(155,091)	N/A	(133,468)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$249,106	15.6	$256,046	15.9
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
NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Straight-line rent receivables, net	$262,028	$244,580
Non-mortgage loans receivable, net	54,955	52,544
Other intangibles, net	6,842	8,190
Investments in unconsolidated operating entities	43,049	28,431
Other	173,421	184,619
Total other assets	$540,295	$518,364

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Unsecured revolving credit facility (1)	$538,911	$146,538
1.250% Senior Notes due 2017	—	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	—	200,000
Unsecured term loan due 2019 (2)	—	371,215
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	320,847	297,841
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes due 2022 (3)	200,529	186,150
Secured revolving construction credit facility due 2022	—	—
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	—
2.55% Senior Notes, Series D due 2023 (3)	220,582	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	200,529	186,150
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,446,097	1,718,897
Total	11,511,618	11,190,914
Deferred financing costs, net	(76,372)	(61,304)
Unamortized fair value adjustment	18,866	25,224
Unamortized discounts	(29,967)	(27,508)
Senior notes payable and other debt	$11,424,145	$11,127,326

(1)
As of September 30, 2017 and December 31, 2016, respectively, $40.8 million and $146.5 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $31.1 million were denominated in British pounds as of September 30, 2017. There were no aggregate borrowings denominated in British pounds as of December 31, 2016.

(2)
As of December 31, 2016, there was $571.2 million of unsecured term loan borrowings under our unsecured credit facility, of which $92.6 million was in the form of Canadian dollars. In August 2017, we repaid the balances then outstanding on the term loans.

(3)	These borrowings are in the form of Canadian dollars.

As of September 30, 2017, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2017	$18,539	$—	$6,273	$24,812
2018	901,879	—	20,824	922,703
2019	1,333,378	—	14,878	1,348,256
2020	1,437,725	—	11,996	1,449,721
2021	772,837	538,911	10,545	1,322,293
Thereafter (2)	6,327,024	—	116,809	6,443,833
Total maturities	$10,791,382	$538,911	$181,325	$11,511,618

(1)	As of September 30, 2017, we had $85.1 million of unrestricted cash and cash equivalents, for $453.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

Credit Facilities and Unsecured Term Loans
In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility was also comprised of our $200.0 million term loan that was scheduled to mature in 2018 and our $278.6 million term loan that was scheduled to mature in 2019. The 2018 and 2019 term loans were priced at LIBOR plus 1.05%. In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans, and recognized a loss on extinguishment of debt of $0.5 million. See "NOTE 5-DISPOSITIONS”.

The revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of September 30, 2017, we had $538.9 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.4 billion of unused borrowing capacity available under our revolving credit facility.

As of September 30, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.

In September 2017, we entered into a new $400.0 million secured revolving construction credit facility which matures in 2022 and will be primarily used to finance life science and innovation center and other construction projects. As of September 30, 2017, there were no borrowings outstanding under the secured revolving construction credit facility.

Senior Notes

In March 2017, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

In April 2017, we repaid in full, at par, $300.0 million aggregate principal amount then outstanding of our 1.250% senior notes due 2017 upon maturity.

In June 2017, our wholly-owned subsidiary, Ventas Canada Finance Limited issued and sold C$275.0 million aggregate principal amount of 2.55% senior notes, Series D due 2023 at a price equal to 99.954% of par, for total proceeds of C$274.9 million before the agent fees and expenses. The notes were offered on a private placement basis in Canada. We used part of the proceeds to repay C$124.4 million on our unsecured term loan due 2019.

Mortgage Loan Obligations

During the nine months ended September 30, 2017, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.5 million.

Derivatives and Hedging
In January and February 2017, we entered into a total of $275 million of notional forward starting swaps with an effective date of April 3, 2017 that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The rate on the notional amounts was locked at a weighted average rate of 2.33%. In March 2017, these swaps were terminated in conjunction with our issuance of the 3.850% senior notes due 2027, which resulted in a $0.8 million gain that is being recognized over the life of the notes using the effective interest method.
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
NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of September 30, 2017 and December 31, 2016, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$85,063	$85,063	$286,707	$286,707
Secured mortgage loans and other, net	1,297,956	1,316,664	646,972	655,981
Non-mortgage loans receivable, net	54,955	55,098	52,544	53,626
Government-sponsored pooled loan investments	54,478	54,478	55,049	55,049
Derivative instruments	5,264	5,264	3,302	3,302
Liabilities:
Senior notes payable and other debt, gross	11,511,618	11,768,668	11,190,914	11,369,440
Derivative instruments	2,334	2,334	2,316	2,316
Redeemable OP unitholder interests	160,765	160,765	177,177	177,177
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
NOTE 13—INCOME TAXES
We have elected to be taxed as a REIT under the applicable provisions of the Internal Revenue Code of 1986, as amended, for every year beginning with the year ended December 31, 1999. We have also elected for certain of our subsidiaries to be treated as taxable REIT subsidiaries (“TRS” or “TRS entities”), which are subject to federal, state and foreign income taxes. All entities other than the TRS entities are collectively referred to as the “REIT” within this Note 13. Certain REIT entities are subject to foreign income tax.
Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the nine months ended September 30, 2017, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.
Our consolidated provision for income taxes for the three months ended September 30, 2017 and 2016 was a benefit of $7.8 million and $8.5 million, respectively. Our consolidated provision for income taxes for the nine months ended September 30, 2017 and 2016 was a benefit of $13.1 million and $28.5 million, respectively. The income tax benefit for the nine months ended September 30, 2017 was due primarily to operating losses at our taxable REIT subsidiaries; however, $0.8 million and $4.9 million of the income tax benefit was due to the reversal of a net deferred tax liability at a TRS entity and the release of a tax reserve at the REIT, respectively. The income tax benefit for the nine months ended September 30, 2016 was due primarily to operating losses at our taxable REIT subsidiaries; however, $5.9 million and $3.6 million of the income tax benefit was due to the reversal of a net deferred tax liability at a TRS entity and the release of a tax reserve at the REIT, respectively.
Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income in future periods. The NOL carryforwards have begun to expire annually for the REIT and begin to expire in 2024 with respect to the TRS entities.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $296.3 million and $316.6 million as of September 30, 2017 and December 31, 2016, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.
Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2014 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2013 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2013 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2015.
NOTE 14—STOCKHOLDERS' EQUITY
Capital Stock
During the nine months ended September 30, 2017, we sold 1.1 million shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $73.9 million, after sales agent commissions. As of September 30, 2017, approximately $155.6 million of our common stock remained available for sale under our ATM equity offering program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Foreign currency translation	$(48,585)	$(66,192)
Accumulated unrealized gain on government-sponsored pooled loan investments	1,006	1,239
Other	6,799	7,419
Total accumulated other comprehensive loss	$(40,780)	$(57,534)

NOTE 15—EARNINGS PER SHARE
The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$156,930	$150,446	$465,114	$411,634
Discontinued operations	(19)	(118)	(95)	(755)
Gain (loss) on real estate dispositions	458,280	(144)	502,288	31,779
Net income	615,191	150,184	967,307	442,658
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Net income attributable to common stockholders	$613,958	$149,452	$963,916	$441,594
Denominator:
Denominator for basic earnings per share—weighted average shares	355,929	350,274	355,110	341,610
Effect of dilutive securities:
Stock options	624	847	528	594
Restricted stock awards	318	193	236	168
OP Unitholder interests	2,462	2,872	2,491	2,980
Denominator for diluted earnings per share—adjusted weighted average shares	359,333	354,186	358,365	345,352
Basic earnings per share:
Income from continuing operations	$0.44	$0.43	$1.31	$1.20
Net income attributable to common stockholders	1.72	0.43	2.71	1.29
Diluted earnings per share:
Income from continuing operations	$0.44	$0.42	$1.30	$1.19
Net income attributable to common stockholders	1.71	0.42	2.69	1.28
NOTE 16—SEGMENT INFORMATION
As of September 30, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
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
Summary information by reportable business segment is as follows:

	For the Three Months Ended September 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$212,370	$—	$189,506	$—	$401,876
Resident fees and services	—	461,700	—	—	461,700
Office building and other services revenue	1,125	—	1,568	503	3,196
Income from loans and investments	—	—	—	32,985	32,985
Interest and other income	—	—	—	171	171
Total revenues	$213,495	$461,700	$191,074	$33,659	$899,928

Total revenues	$213,495	$461,700	$191,074	$33,659	$899,928
Less:
Interest and other income	—	—	—	171	171
Property-level operating expenses	—	315,598	60,609	—	376,207
Office building services costs	—	—	418	—	418
Segment NOI	213,495	146,102	130,047	33,488	523,132
Income (loss) from unconsolidated entities	1,122	300	(348)	(324)	750
Segment profit	$214,617	$146,402	$129,699	$33,164	523,882
Interest and other income					171
Interest expense					(113,869)
Depreciation and amortization					(213,407)
General, administrative and professional fees					(33,317)
Loss on extinguishment of debt, net					(511)
Merger-related expenses and deal costs					(804)
Other					(13,030)
Income tax benefit					7,815
Income from continuing operations					$156,930

	For the Three Months Ended September 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$210,424	$—	$158,273	$—	$368,697
Resident fees and services	—	461,974	—	—	461,974
Office building and other services revenue	1,246	—	2,211	860	4,317
Income from loans and investments	—	—	—	31,566	31,566
Interest and other income	—	—	—	562	562
Total revenues	$211,670	$461,974	$160,484	$32,988	$867,116

Total revenues	$211,670	$461,974	$160,484	$32,988	$867,116
Less:
Interest and other income	—	—	—	562	562
Property-level operating expenses	—	312,145	48,972	—	361,117
Office building services costs	—	—	974	—	974
Segment NOI	211,670	149,829	110,538	32,426	504,463
Income from unconsolidated entities	584	75	238	34	931
Segment profit	$212,254	$149,904	$110,776	$32,460	505,394
Interest and other income					562
Interest expense					(105,063)
Depreciation and amortization					(208,387)
General, administrative and professional fees					(31,567)
Loss on extinguishment of debt, net					(383)
Merger-related expenses and deal costs					(16,217)
Other					(2,430)
Income tax benefit					8,537
Income from continuing operations					$150,446

	For the Nine Months Ended September 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$634,955	$—	$561,641	$—	$1,196,596
Resident fees and services	—	1,386,131	—	—	1,386,131
Office building and other services revenue	3,455	—	5,347	979	9,781
Income from loans and investments	—	—	—	85,499	85,499
Interest and other income	—	—	—	854	854
Total revenues	$638,410	$1,386,131	$566,988	$87,332	$2,678,861

Total revenues	$638,410	$1,386,131	$566,988	$87,332	$2,678,861
Less:
Interest and other income	—	—	—	854	854
Property-level operating expenses	—	936,296	174,728	—	1,111,024
Office building services costs	—	—	1,708	—	1,708
Segment NOI	638,410	449,835	390,552	86,478	1,565,275
Income (loss) from unconsolidated entities	4,768	(157)	284	(1,101)	3,794
Segment profit	$643,178	$449,678	$390,836	$85,377	1,569,069
Interest and other income					854
Interest expense					(336,245)
Depreciation and amortization					(655,298)
General, administrative and professional fees					(100,560)
Loss on extinguishment of debt, net					(856)
Merger-related expenses and deal costs					(8,903)
Other					(16,066)
Income tax benefit					13,119
Income from continuing operations					$465,114

	For the Nine Months Ended September 30, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$635,030	$—	$446,496	$—	$1,081,526
Resident fees and services	—	1,390,387	—	—	1,390,387
Office building and other services revenue	3,676	—	10,556	2,774	17,006
Income from loans and investments	—	—	—	78,098	78,098
Interest and other income	—	—	—	792	792
Total revenues	$638,706	$1,390,387	$457,052	$81,664	$2,567,809

Total revenues	$638,706	$1,390,387	$457,052	$81,664	$2,567,809
Less:
Interest and other income	—	—	—	792	792
Property-level operating expenses	—	932,675	136,619	—	1,069,294
Office building services costs	—	—	6,277	—	6,277
Segment NOI	638,706	457,712	314,156	80,872	1,491,446
Income from unconsolidated entities	738	732	301	380	2,151
Segment profit	$639,444	$458,444	$314,457	$81,252	1,493,597
Interest and other income					792
Interest expense					(312,001)
Depreciation and amortization					(666,735)
General, administrative and professional fees					(95,387)
Loss on extinguishment of debt, net					(3,165)
Merger-related expenses and deal costs					(25,073)
Other					(8,901)
Income tax benefit					28,507
Income from continuing operations					$411,634

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Capital expenditures:
Triple-net leased properties	$9,954	$12,992	$151,906	$69,642
Senior living operations	45,152	26,495	96,533	70,297
Office operations	62,108	1,400,742	307,494	1,451,347
Total capital expenditures	$117,214	$1,440,229	$555,933	$1,591,286

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Revenues:
United States	$844,370	$815,719	$2,521,813	$2,417,314
Canada	48,639	45,021	137,647	130,195
United Kingdom	6,919	6,376	19,401	20,300
Total revenues	$899,928	$867,116	$2,678,861	$2,567,809

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Net real estate property:
United States	$19,079,529	$19,105,939
Canada	1,086,929	1,037,105
United Kingdom	298,415	251,710
Total net real estate property	$20,464,873	20,394,754

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
The following pages summarize our condensed consolidating information as of September 30, 2017 and December 31, 2016 and for the three and nine months ended September 30, 2017 and 2016.

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,881	$121,240	$21,811,371	$—	$21,934,492
Cash and cash equivalents	14,063	—	71,000	—	85,063
Escrow deposits and restricted cash	197	128	76,197	—	76,522
Investment in and advances to affiliates	14,606,452	2,916,060	—	(17,522,512)	—
Goodwill	—	—	1,034,497	—	1,034,497
Assets held for sale	—	12,757	56,169	—	68,926
Other assets	44,166	7,606	488,523	—	540,295
Total assets	$14,666,759	$3,057,791	$23,537,757	$(17,522,512)	$23,739,795
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,883,519	$2,540,626	$—	$11,424,145
Intercompany loans	7,666,742	(6,958,293)	(708,449)	—	—
Accrued interest	(6,686)	83,604	18,766	—	95,684
Accounts payable and other liabilities	130,732	22,280	790,788	—	943,800
Liabilities related to assets held for sale	—	7,666	2,171	—	9,837
Deferred income taxes	296,272	—	—	—	296,272
Total liabilities	8,087,060	2,038,776	2,643,902	—	12,769,738
Redeemable OP unitholder and noncontrolling interests	—	—	171,813	—	171,813
Total equity	6,579,699	1,019,015	20,722,042	(17,522,512)	10,798,244
Total liabilities and equity	$14,666,759	$3,057,791	$23,537,757	$(17,522,512)	$23,739,795

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,007	$173,259	$21,017,430	$—	$21,192,696
Cash and cash equivalents	210,303	—	76,404	—	286,707
Escrow deposits and restricted cash	198	1,504	78,945	—	80,647
Investment in and advances to affiliates	14,258,931	2,938,441	—	(17,197,372)	—
Goodwill	—	—	1,033,225	—	1,033,225
Assets held for sale	—	—	54,961	—	54,961
Other assets	35,468	6,792	476,104	—	518,364
Total assets	$14,506,907	$3,119,996	$22,737,069	$(17,197,372)	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,406,979	$2,720,347	$—	$11,127,326
Intercompany loans	7,088,838	(6,209,707)	(879,131)	—	—
Accrued interest	(1,753)	67,156	18,359	—	83,762
Accounts payable and other liabilities	89,115	35,587	783,226	—	907,928
Liabilities related to assets held for sale	—	(1)	1,463	—	1,462
Deferred income taxes	316,641	—	—	—	316,641
Total liabilities	7,492,841	2,300,014	2,644,264	—	12,437,119
Redeemable OP unitholder and noncontrolling interests	—	—	200,728	—	200,728
Total equity	7,014,066	819,982	19,892,077	(17,197,372)	10,528,753
Total liabilities and equity	$14,506,907	$3,119,996	$22,737,069	$(17,197,372)	$23,166,600

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$602	$45,446	$355,828	$—	$401,876
Resident fees and services	—	—	461,700	—	461,700
Office building and other services revenue	—	—	3,196	—	3,196
Income from loans and investments	309	—	32,676	—	32,985
Equity earnings in affiliates	133,571	—	(412)	(133,159)	—
Interest and other income	3	—	168	—	171
Total revenues	134,485	45,446	853,156	(133,159)	899,928
Expenses
Interest	(16,801)	82,007	48,663	—	113,869
Depreciation and amortization	1,314	1,455	210,638	—	213,407
Property-level operating expenses	—	69	376,138	—	376,207
Office building services costs	—	—	418	—	418
General, administrative and professional fees	103	4,240	28,974	—	33,317
Loss on extinguishment of debt, net	—	504	7	—	511
Merger-related expenses and deal costs	361	—	443	—	804
Other	1,626	—	11,404	—	13,030
Total expenses	(13,397)	88,275	676,685	—	751,563
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	147,882	(42,829)	176,471	(133,159)	148,365
Income (loss) from unconsolidated entities	—	1,614	(864)	—	750
Income tax benefit	7,815	—	—	—	7,815
Income (loss) from continuing operations	155,697	(41,215)	175,607	(133,159)	156,930
Discontinued operations	(19)	—	—	—	(19)
Gain on real estate dispositions	458,280	—	—	—	458,280
Net income (loss)	613,958	(41,215)	175,607	(133,159)	615,191
Net income attributable to noncontrolling interests	—	—	1,233	—	1,233
Net income (loss) attributable to common stockholders	$613,958	$(41,215)	$174,374	$(133,159)	$613,958

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$585	$49,652	$318,460	$—	$368,697
Resident fees and services	—	—	461,974	—	461,974
Office building and other services revenue	401	—	3,916	—	4,317
Income from loans and investments	82	—	31,484	—	31,566
Equity earnings in affiliates	143,782	—	(281)	(143,501)	—
Interest and other income	476	—	86	—	562
Total revenues	145,326	49,652	815,639	(143,501)	867,116
Expenses
Interest	(11,779)	70,371	46,471	—	105,063
Depreciation and amortization	1,414	2,833	204,140	—	208,387
Property-level operating expenses	—	80	361,037	—	361,117
Office building services costs	—	—	974	—	974
General, administrative and professional fees	(1,359)	4,940	27,986	—	31,567
(Gain) loss on extinguishment of debt, net	(58)	340	101	—	383
Merger-related expenses and deal costs	15,952	—	265	—	16,217
Other	(21)	4	2,447	—	2,430
Total expenses	4,149	78,568	643,421	—	726,138
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	141,177	(28,916)	172,218	(143,501)	140,978
Income from unconsolidated entities	—	783	148	—	931
Income tax benefit	8,537	—	—	—	8,537
Income (loss) from continuing operations	149,714	(28,133)	172,366	(143,501)	150,446
Discontinued operations	(118)	—	—	—	(118)
Loss on real estate dispositions	(144)	—	—	—	(144)
Net income (loss)	149,452	(28,133)	172,366	(143,501)	150,184
Net income attributable to noncontrolling interests	—	—	732	—	732
Net income (loss) attributable to common stockholders	$149,452	$(28,133)	$171,634	$(143,501)	$149,452

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,782	$141,717	$1,053,097	$—	$1,196,596
Resident fees and services	—	—	1,386,131	—	1,386,131
Office building and other services revenue	—	—	9,781	—	9,781
Income from loans and investments	908	—	84,591	—	85,499
Equity earnings in affiliates	398,757	—	(1,125)	(397,632)	—
Interest and other income	374	—	480	—	854
Total revenues	401,821	141,717	2,532,955	(397,632)	2,678,861
Expenses
Interest	(61,095)	238,312	159,028	—	336,245
Depreciation and amortization	4,140	6,062	645,096	—	655,298
Property-level operating expenses	—	235	1,110,789	—	1,111,024
Office building services costs	—	—	1,708	—	1,708
General, administrative and professional fees	421	13,570	86,569	—	100,560
Loss (gain) on extinguishment of debt, net	—	942	(86)	—	856
Merger-related expenses and deal costs	8,007	—	896	—	8,903
Other	1,744	—	14,322	—	16,066
Total expenses	(46,783)	259,121	2,018,322	—	2,230,660
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	448,604	(117,404)	514,633	(397,632)	448,201
Income (loss) from unconsolidated entities	—	4,919	(1,125)	—	3,794
Income tax benefit	13,119	—	—	—	13,119
Income (loss) from continuing operations	461,723	(112,485)	513,508	(397,632)	465,114
Discontinued operations	(95)	—	—	—	(95)
Gain on real estate dispositions	502,288	—	—	—	502,288
Net income (loss)	963,916	(112,485)	513,508	(397,632)	967,307
Net income attributable to noncontrolling interests	—	—	3,391	—	3,391
Net income (loss) attributable to common stockholders	$963,916	$(112,485)	$510,117	$(397,632)	$963,916

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,084	$147,795	$931,647	$—	$1,081,526
Resident fees and services	—	—	1,390,387	—	1,390,387
Office building and other services revenue	1,605	—	15,401	—	17,006
Income from loans and investments	82	—	78,016	—	78,098
Equity earnings in affiliates	376,570	—	(913)	(375,657)	—
Interest and other income	546	—	246	—	792
Total revenues	380,887	147,795	2,414,784	(375,657)	2,567,809
Expenses
Interest	(33,668)	207,961	137,708	—	312,001
Depreciation and amortization	7,549	15,614	643,572	—	666,735
Property-level operating expenses	—	236	1,069,058	—	1,069,294
Office building services costs	—	—	6,277	—	6,277
General, administrative and professional fees	872	13,657	80,858	—	95,387
Loss on extinguishment of debt, net	—	2,772	393	—	3,165
Merger-related expenses and deal costs	24,067	—	1,006	—	25,073
Other	4	8	8,889	—	8,901
Total expenses	(1,176)	240,248	1,947,761	—	2,186,833
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	382,063	(92,453)	467,023	(375,657)	380,976
Income from unconsolidated entities	—	1,230	921	—	2,151
Income tax benefit	28,507	—	—	—	28,507
Income (loss) from continuing operations	410,570	(91,223)	467,944	(375,657)	411,634
Discontinued operations	(755)	—	—	—	(755)
Gain on real estate dispositions	31,779	—	—	—	31,779
Net income (loss)	441,594	(91,223)	467,944	(375,657)	442,658
Net income attributable to noncontrolling interests	—	—	1,064	—	1,064
Net income (loss) attributable to common stockholders	$441,594	$(91,223)	$466,880	$(375,657)	$441,594

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$613,958	$(41,215)	$175,607	$(133,159)	615,191
Other comprehensive (loss) income:
Foreign currency translation	—	—	5,239	—	5,239
Unrealized loss on government-sponsored pooled loan investments	(48)	—	—	—	(48)
Other	—	—	(936)	—	(936)
Total other comprehensive (loss) income	(48)	—	4,303	—	4,255
Comprehensive income (loss)	613,910	(41,215)	179,910	(133,159)	619,446
Comprehensive income attributable to noncontrolling interests	—	—	1,233	—	1,233
Comprehensive income (loss) attributable to common stockholders	$613,910	$(41,215)	$178,677	$(133,159)	$618,213

	For the Three Months Ended September 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$149,452	$(28,133)	$172,366	$(143,501)	$150,184
Other comprehensive loss:
Foreign currency translation	—	—	(6,421)	—	(6,421)
Unrealized loss on government-sponsored pooled loan investments	(92)	—	—	—	(92)
Other	—	—	1,094	—	1,094
Total other comprehensive loss	(92)	—	(5,327)	—	(5,419)
Comprehensive income (loss)	149,360	(28,133)	167,039	(143,501)	144,765
Comprehensive income attributable to noncontrolling interests	—	—	732	—	732
Comprehensive income (loss) attributable to common stockholders	$149,360	$(28,133)	$166,307	$(143,501)	$144,033

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$963,916	$(112,485)	$513,508	$(397,632)	$967,307
Other comprehensive (loss) income:
Foreign currency translation	—	—	17,607	—	17,607
Unrealized loss on government-sponsored pooled loan investments	(233)	—	—	—	(233)
Other	—	—	(620)	—	(620)
Total other comprehensive (loss) income	(233)	—	16,987	—	16,754
Comprehensive income (loss)	963,683	(112,485)	530,495	(397,632)	984,061
Comprehensive income attributable to noncontrolling interests	—	—	3,391	—	3,391
Comprehensive income (loss) attributable to common stockholders	$963,683	$(112,485)	$527,104	$(397,632)	$980,670

	For the Nine Months Ended September 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$441,594	$(91,223)	$467,944	$(375,657)	$442,658
Other comprehensive income (loss):
Foreign currency translation	—	—	(39,804)	—	(39,804)
Unrealized gain on government-sponsored pooled loan investments	158	—	—	—	158
Other	—	—	(2,403)	—	(2,403)
Total other comprehensive income (loss)	158	—	(42,207)	—	(42,049)
Comprehensive income (loss)	441,752	(91,223)	425,737	(375,657)	400,609
Comprehensive income attributable to noncontrolling interests	—	—	1,064	—	1,064
Comprehensive income (loss) attributable to common stockholders	$441,752	$(91,223)	$424,673	$(375,657)	$399,545

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$60,228	$(86,406)	$1,112,417	$—	$1,086,239

Cash flows from investing activities:
Net investment in real estate property	(232,791)	—	(29,332)	—	(262,123)
Investment in loans receivable and other	(2,727)	—	(731,306)	—	(734,033)
Proceeds from real estate disposals	531,637	—	500	—	532,137
Proceeds from loans receivable	36	—	84,325	—	84,361
Development project expenditures	—	—	(210,423)	—	(210,423)
Capital expenditures	—	(604)	(82,783)	—	(83,387)
Distributions from unconsolidated entities	—	—	5,816	—	5,816
Investment in unconsolidated entities	—	—	(42,399)	—	(42,399)
Net cash provided by (used in) investing activities	296,155	(604)	(1,005,602)	—	(710,051)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	467,000	(82,262)	—	384,738
Proceeds from debt	—	793,904	264,533	—	1,058,437
Repayment of debt	—	(778,606)	(446,919)	—	(1,225,525)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	741,457	(748,586)	7,129	—	—
Payment of deferred financing costs	—	(20,450)	(5,976)	—	(26,426)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(560,606)	373,748	186,858	—	—
Cash distribution to common stockholders	(827,285)	—	—	—	(827,285)
Cash distribution to redeemable OP unitholders	—	—	(5,677)	—	(5,677)
Contributions from noncontrolling interests	—	—	4,402	—	4,402
Distributions to noncontrolling interests	—	—	(9,248)	—	(9,248)
Other	10,543	—	—	—	10,543
Net cash (used in) provided by financing activities	(578,104)	87,010	(87,160)	—	(578,254)
Net (decrease) increase in cash and cash equivalents	(221,721)	—	19,655	—	(202,066)
Effect of foreign currency translation on cash and cash equivalents	25,481	—	(25,059)	—	422
Cash and cash equivalents at beginning of period	210,303	—	76,404	—	286,707
Cash and cash equivalents at end of period	$14,063	$—	$71,000	$—	$85,063

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$44,088	$(73,848)	$1,035,906	$—	$1,006,146

Cash flows from investing activities:
Net investment in real estate property	(1,440,710)	—	19,118	—	(1,421,592)
Investment in loans receivable and other	—	—	(154,949)	—	(154,949)
Proceeds from real estate disposals	20,441	—	43,120	—	63,561
Proceeds from loans receivable	—	—	194,063	—	194,063
Development project expenditures	—	—	(94,398)	—	(94,398)
Capital expenditures	—	(18)	(75,278)	—	(75,296)
Investment in unconsolidated entities	—	—	(6,175)	—	(6,175)
Net cash used in investing activities	(1,420,269)	(18)	(74,499)	—	(1,494,786)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	(94,000)	140,728	—	46,728
Proceeds from debt	—	846,521	30,096	—	876,617
Repayment of debt	—	(651,820)	(264,685)	—	(916,505)
Purchase of noncontrolling interests	—	—	(1,604)	—	(1,604)
Net change in intercompany debt	877,609	(32,967)	(844,642)	—	—
Payment of deferred financing costs	—	(5,485)	(662)	—	(6,147)
Issuance of common stock, net	1,265,702	—	—	—	1,265,702
Cash distribution from (to) affiliates	8,206	11,617	(19,823)	—	—
Cash distribution to common stockholders	(750,402)	—	—	—	(750,402)
Cash distribution to redeemable OP unitholders	—	—	(6,486)	—	(6,486)
Contributions from noncontrolling interest	—	—	5,926	—	5,926
Distributions to noncontrolling interests	—	—	(5,121)	—	(5,121)
Other	16,631	—	—	—	16,631
Net cash provided by (used in) financing activities	1,417,746	73,866	(966,273)	—	525,339
Net increase (decrease) in cash and cash equivalents	41,565	—	(4,866)	—	36,699
Effect of foreign currency translation on cash and cash equivalents	(41,259)	—	40,816	—	(443)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$12,039	$—	$77,240	$—	$89,279

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2017;

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

Company Overview
We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation and long-term acute care facilities, health systems and skilled nursing facilities, and we had 13 properties under development, including one property that is owned by an unconsolidated real estate entity. We are an S&P 500 company and headquartered in Chicago, Illinois.
We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2017, we leased a total of 558 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and we engaged independent operators, such as Atria and Sunrise, to manage 296 seniors housing communities for us pursuant to long-term management agreements.
Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 136 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 46 properties (excluding one office building included within our office operations reportable business segment), respectively, as of September 30, 2017.
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
Operating Highlights and Key Performance Trends
2017 Highlights and Other Recent Developments
Investments and Dispositions

•
In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $23.0 million was outstanding at September 30, 2017). The LIBOR-based debt financing has a five-year term with a weighted average interest rate of approximately 9.0% as of September 30, 2017 and is guaranteed by Ardent’s parent company.

•
During the nine months ended September 30, 2017, we acquired 14 triple-net leased properties (including six assets previously owned by an equity method investee) and two properties reported within our office operations reportable business segment (one life science, research and medical campus and one medical office building) for an aggregate purchase price of $410.8 million.

•
During the nine months ended September 30, 2017, we sold 37 triple-net leased properties, three MOBs, and three vacant land parcels for aggregate consideration of $617.1 million, and we recognized a gain on the sale of these assets of $502.3 million.

•
In August 2017, we sold 22 SNFs, included in the 37 triple-net properties described above, owned by us and operated by Kindred for aggregate consideration of $488.1 million and recognized a gain on the sale of these assets of $458.0 million.

•
During the nine months ended September 30, 2017, we received $27.0 million for the partial prepayment of secured and unsecured loans receivable and $32.6 million for the full repayment of three secured loans receivable that were due to mature between 2017 and 2030.

•
Subsequent to the quarter ending September 30, 2017, we sold an additional seven SNFs owned by us and operated by Kindred for aggregate consideration of $82.5 million. We expect to recognize a gain on the sale of these assets of approximately $78 million during the fourth quarter.

Liquidity, Capital and Dividends

•	We paid the first three quarterly installments of our 2017 dividend of $0.775 per share.

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

•
In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%.

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

•	In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans.

•
In September 2017, we entered into a new $400.0 million secured revolving construction credit facility which matures in 2022 and will be primarily used to finance life science and innovation center and other construction projects.

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

	As of September 30, 2017	As of December 31, 2016
Investment mix by asset type(1):
Seniors housing communities	60.4%	61.8%
MOBs	20.1	20.7
Life science and innovation centers	6.7	6.1
Health systems	5.3	5.6
Inpatient rehabilitation and long-term acute care facilities	1.7	1.7
Skilled nursing facilities	0.8	1.4
Secured loans receivable and investments, net	5.0	2.7
Investment mix by tenant, operator and manager(1):
Atria	22.1%	22.6%
Sunrise	10.9	11.3
Brookdale Senior Living	7.6	8.1
Ardent	4.9	5.1
Kindred	1.1	1.8
All other	53.4	51.1

(1)
Ratios are based on the gross book value of real estate investments (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	51.3%	53.2%	51.7%	54.2%
Kindred	4.7	5.3	4.9	5.3
Brookdale Senior Living(2)	4.9	4.8	4.9	4.8
Ardent	3.1	3.1	3.1	3.1
All others	36.0	33.6	35.4	32.6
Adjusted EBITDA(3):
Senior living operations	29.1%	30.4%	29.8%	31.3%
Kindred	7.9	8.7	8.2	8.9
Brookdale Senior Living(2)	7.7	7.8	7.7	7.9
Ardent	5.1	5.0	5.1	5.1
All others	50.2	48.1	49.2	46.8
NOI(4):
Senior living operations	27.9%	29.7%	28.7%	30.7%
Kindred	8.1	9.1	8.4	9.2
Brookdale Senior Living(2)	8.4	8.2	8.3	8.3
Ardent	5.3	5.3	5.3	5.3
All others	50.3	47.7	49.3	46.5
Operations mix by geographic location(5):
California	15.2%	15.2%	15.3%	15.3%
New York	8.6	8.8	8.6	8.8
Texas	5.7	6.1	5.8	6.3
Illinois	4.7	4.9	4.8	4.9
Florida	4.4	4.4	4.4	4.5
All others	61.4	60.6	61.1	60.2

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
“Adjusted EBITDA” is defined as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses and net expenses or recoveries related to natural disasters, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items.

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

Triple-Net Lease Expirations
If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the nine months ended September 30, 2017, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.
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
We estimate the fair value of buildings acquired on an as-if-vacant basis or replacement cost basis and depreciate the building value over the estimated remaining life of the building, generally not to exceed 35 years. We determine the fair value of other fixed assets, such as site improvements and furniture, fixtures and equipment, based upon the replacement cost and depreciate such value over the assets’ estimated remaining useful lives as determined at the applicable acquisition date. We determine the value of land either by considering the sales prices of similar properties in recent transactions or based on internal analyses of recently acquired and existing comparable properties within our portfolio. We generally determine the value of construction in progress based upon the replacement cost. However, for certain acquired properties that are part of a ground-up development, we determine fair value by using the same valuation approach as for all other properties and deducting the estimated cost to complete the development. During the remaining construction period, we capitalize project costs until the development has reached substantial completion. Construction in progress, including capitalized interest, is not depreciated until the development has reached substantial completion.
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
If impairment indicators arise with respect to intangible assets with finite useful lives, then we evaluate impairment by comparing the carrying amount of the asset to the estimated future undiscounted net cash flows expected to be generated by the asset. If estimated future undiscounted net cash flows are less than the carrying amount of the asset, then we estimate the fair value of the asset and compare the estimated fair value to the intangible asset’s carrying value. We recognize any shortfall from carrying value as an impairment loss in the current period.
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
We have evaluated all of our revenue streams to identify any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated

Statements of Income are subject to ASC 606: office building and other services revenue, certain elements of our resident fees and services, common area maintenance in our office operations and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services include revenues generated through certain point-of-sale transactions provided to residents of our seniors housing communities that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities. While these revenue streams are subject to the application of ASC 606, we believe that the pattern and timing of recognition of income will be consistent with the current accounting model. We will not apply the principles of ASC 606 to our common area maintenance revenues and certain resident fees and services until January 1, 2019, when we adopt ASU 2016-02, Leases (“ASU 2016-02”).
As it relates to gains on sale of real estate, we expect to recognize any gains when we transfer control of a property and will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. We are evaluating the impact of ASC 606 to $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the potential cumulative effect adjustment relating to such deferred gains, we do not expect the adoption of ASC 606 to have a significant impact on our Consolidated Financial Statements. Our remaining implementation items include calculating the cumulative effect adjustment, if any, to be recorded upon adoption of ASC 606, drafting revised disclosures in accordance with the new standard and implementing changes to internal control policies and procedures, if any.
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
In 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-15 and ASU 2016-18 are effective for us beginning January 1, 2018 and will be applied by using a retrospective transition method. Adoption of these standards is not expected to have a significant impact on our Consolidated Financial Statements.
In 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. ASU 2016-16 is effective for us beginning January 1, 2018 with early adoption permitted. ASU 2016-16 will be applied by us using a modified retrospective method. Adoption of this standard is not expected to have a significant impact on our Consolidated Financial Statements.
Results of Operations
As of September 30, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. We evaluate performance of the combined properties in each reportable business segment based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “NOTE 16—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended September 30, 2017 and 2016
The table below shows our results of operations for the three months ended September 30, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$213,495	$211,670	$1,825	0.9%
Senior living operations	146,102	149,829	(3,727)	(2.5)
Office operations	130,047	110,538	19,509	17.6
All other	33,488	32,426	1,062	3.3
Total segment NOI	523,132	504,463	18,669	3.7
Interest and other income	171	562	(391)	(69.6)
Interest expense	(113,869)	(105,063)	(8,806)	(8.4)
Depreciation and amortization	(213,407)	(208,387)	(5,020)	(2.4)
General, administrative and professional fees	(33,317)	(31,567)	(1,750)	(5.5)
Loss on extinguishment of debt, net	(511)	(383)	(128)	(33.4)
Merger-related expenses and deal costs	(804)	(16,217)	15,413	95.0
Other	(13,030)	(2,430)	(10,600)	(436.2)
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	148,365	140,978	7,387	5.2
Income from unconsolidated entities	750	931	(181)	(19.4)
Income tax benefit	7,815	8,537	(722)	(8.5)
Income from continuing operations	156,930	150,446	6,484	4.3
Discontinued operations	(19)	(118)	99	83.9
Gain (loss) on real estate dispositions	458,280	(144)	458,424	nm
Net income	615,191	150,184	465,007	309.6
Net income attributable to noncontrolling interests	1,233	732	(501)	(68.4)
Net income attributable to common stockholders	$613,958	$149,452	464,506	310.8
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$212,370	$210,424	$1,946	0.9%
Other services revenue	1,125	1,246	(121)	(9.7)
Segment NOI	$213,495	$211,670	1,825	0.9

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2017 for the second quarter of 2017 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2016 for the second quarter of 2016.

	Number of Properties Owned at September 30, 2017	Average Occupancy for the Three Months Ended June 30, 2017	Number of Properties Owned at September 30, 2016	Average Occupancy for the Three Months Ended June 30, 2016
Seniors housing communities (1)	437	85.8%	424	88.1%
Skilled nursing facilities(1)	17	86.0	17	87.7
Inpatient rehabilitation and long-term acute care facilities(1)	38	58.8	38	61.3

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended September 30, 2017 and 2016, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 497 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$194,111	$191,126	$2,985	1.6%
Segment NOI	$194,111	$191,126	2,985	1.6
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$461,700	$461,974	$(274)	(0.1)%
Less:
Property-level operating expenses	(315,598)	(312,145)	(3,453)	(1.1)
Segment NOI	$146,102	$149,829	(3,727)	(2.5)

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total communities	293	298	88.3%	90.7%	$5,761	$5,495
Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income.

Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties.
The following table compares results of operations for our 290 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$458,011	$451,809	$6,202	1.4%
Less:
Property-level operating expenses	(312,576)	(304,652)	(7,924)	(2.6)
Segment NOI	$145,435	$147,157	(1,722)	(1.2)

	Number of Properties at September 30,		Average Unit Occupancy For the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Same-store communities	290	290	88.4%	90.9%	$5,767	$5,535
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$189,506	$158,273	$31,233	19.7%
Office building services revenue	1,568	2,211	(643)	(29.1)
Total revenues	191,074	160,484	30,590	19.1
Less:
Property-level operating expenses	(60,609)	(48,972)	(11,637)	(23.8)
Office building services costs	(418)	(974)	556	57.1
Segment NOI	$130,047	$110,538	19,509	17.6

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total office buildings	389	393	91.7%	91.2%	$32	$32
The increase in our office operations segment rental income in the third quarter of 2017 over the same period in 2016 is attributed primarily to the September 2016 acquisition of life science and innovation centers and in-place lease escalations, partially offset by asset dispositions. The increase in our office building property-level operating expenses in the third quarter of 2017 over the same period in 2016 is attributed primarily to the above acquisition and increases in real estate taxes and other operating expenses, partially offset by asset dispositions.

Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the third quarter of 2017 over the same period in 2016.
The following table compares results of operations for our 354 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$142,570	$141,354	$1,216	0.9%
Less:
Property-level operating expenses	(44,108)	(42,791)	(1,317)	(3.1)
Segment NOI	$98,462	$98,563	(101)	(0.1)

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Same-store office buildings	354	354	91.0%	91.6%	$31	$30
All Other
The $1.1 million increase in all other for the three months ended September 30, 2017 over the same period in 2016 is primarily due to income from new loans issued during the 2017, partially offset by decreased income attributable to loan repayments received during 2016.
Interest Expense
The $8.8 million increase in total interest expense for the three months ended September 30, 2017 compared to 2016, is attributed primarily to an increase of $6.1 million due to higher debt balances and an increase of $2.7 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.8% and 3.7% for the three months ended September 30, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to the 2016 life science and innovation centers acquisition, partially offset by a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016.
Other
Other increased $10.6 million during the three months ended September 30, 2017 compared to the same period in 2016 primarily due to expenses and impairments related to natural disasters. We have insurance coverage to mitigate the financial impact of these types of events. However, there can be no assurance regarding the amount or timing of any insurance recoveries. Such recoveries will be recognized when collection is deemed probable.
Income Tax Benefit
Income tax benefits related to continuing operations for the three months ended September 30, 2017 and 2016 were each due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”), and the reversal of a tax reserve at the REIT.
Gain on Real Estate Dispositions
The $458.4 million increase in gain on real estate dispositions for the three months ended September 30, 2017 over the same period in 2016 is due primarily to a $458.0 million gain on the sale of 22 triple-net leased properties in August 2017.

Nine Months Ended September 30, 2017 and 2016
The table below shows our results of operations for the nine months ended September 30, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		Increase (Decrease) to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$638,410	$638,706	$(296)	(0.0)%
Senior living operations	449,835	457,712	(7,877)	(1.7)
Office operations	390,552	314,156	76,396	24.3
All other	86,478	80,872	5,606	6.9
Total segment NOI	1,565,275	1,491,446	73,829	5.0
Interest and other income	854	792	62	7.8
Interest expense	(336,245)	(312,001)	(24,244)	(7.8)
Depreciation and amortization	(655,298)	(666,735)	11,437	1.7
General, administrative and professional fees	(100,560)	(95,387)	(5,173)	(5.4)
Loss on extinguishment of debt, net	(856)	(3,165)	2,309	73.0
Merger-related expenses and deal costs	(8,903)	(25,073)	16,170	64.5
Other	(16,066)	(8,901)	(7,165)	(80.5)
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	448,201	380,976	67,225	17.6
Income from unconsolidated entities	3,794	2,151	1,643	76.4
Income tax benefit	13,119	28,507	(15,388)	(54.0)
Income from continuing operations	465,114	411,634	53,480	13.0
Discontinued operations	(95)	(755)	660	87.4
Gain on real estate dispositions	502,288	31,779	470,509	nm
Net income	967,307	442,658	524,649	118.5
Net income attributable to noncontrolling interests	3,391	1,064	(2,327)	(218.7)
Net income attributable to common stockholders	$963,916	$441,594	522,322	118.3
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$634,955	$635,030	$(75)	(0.0)%
Other services revenue	3,455	3,676	(221)	(6.0)
Segment NOI	$638,410	$638,706	(296)	(0.0)

The following table compares results of operations for our 495 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$578,240	$575,149	$3,091	0.5%
Segment NOI	$578,240	$575,149	3,091	0.5
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,386,131	$1,390,387	$(4,256)	(0.3)%
Less:
Property-level operating expenses	(936,296)	(932,675)	(3,621)	(0.4)
Segment NOI	$449,835	$457,712	(7,877)	(1.7)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total communities	293	298	88.2%	90.4%	$5,722	$5,460
The following table compares results of operations for our 288 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties that we owned and were operational for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,354,062	$1,334,793	$19,269	1.4%
Less:
Property-level operating expenses	(914,662)	(893,995)	(20,667)	(2.3)
Segment NOI	$439,400	$440,798	(1,398)	(0.3)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Same-store communities	288	288	88.3%	90.5%	$5,746	$5,526

Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$561,641	$446,496	$115,145	25.8%
Office building services revenue	5,347	10,556	(5,209)	(49.3)
Total revenues	566,988	457,052	109,936	24.1
Less:
Property-level operating expenses	(174,728)	(136,619)	(38,109)	(27.9)
Office building services costs	(1,708)	(6,277)	4,569	72.8
Segment NOI	$390,552	$314,156	76,396	24.3

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Total office buildings	389	393	91.7%	91.2%	$32	$31
The increase in our office operations segment rental income during the nine months ended September 30, 2017 over the prior year is attributed primarily to the September 2016 acquisition of life science and innovation centers and in-place lease escalations, partially offset by asset dispositions. The increase in our office building property-level operating expenses during the nine months ended September 30, 2017 over the prior year is attributed primarily to the above acquisition and increases in real estate taxes and other operating expenses, partially offset by asset dispositions.
Office building services revenue, net of applicable costs, decreased year over year primarily due to decreased construction activity during the nine months ended September 30, 2017 over the prior year.
The following table compares results of operations for our 352 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2017 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$425,348	$419,892	$5,456	1.3%
Less:
Property-level operating expenses	(128,815)	(125,563)	(3,252)	(2.6)
Segment NOI	$296,533	$294,329	2,204	0.7

	Number of Properties at September 30,		Occupancy September 30,		Annualized Average Rent Per Occupied Square Foot for the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016
Same-store Office Buildings	352	352	91.0%	91.6%	$30	$29

All Other
The $5.6 million increase in all other for the nine months ended September 30, 2017 over the same period in 2016 is primarily due to income from new loans issued during the 2017, partially offset by decreased income attributable to loan repayments received during 2016.
Interest Expense
The $24.2 million increase in total interest expense for the nine months ended September 30, 2017 and 2016, respectively, is attributed primarily to an increase of $15.5 million in interest expense due to higher debt balances and an increase of $8.7 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was approximately 3.7% and 3.6% for the nine months ended September 30, 2017 and 2016, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations decreased during the nine months ended September 30, 2017 compared to the same period in 2016, primarily due to a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016, partially offset by the 2016 life science and innovation centers acquisition.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the nine months ended September 30, 2017 was due primarily to term loan repayments and the replacement of our previous $2.0 billion unsecured revolving credit facility. Loss on extinguishment of debt, net for the nine months ended September 30, 2016 was due to our 2016 redemption and repayment of the $550.0 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments.
Merger-Related Expenses and Deal Costs
The $16.2 million decrease in merger-related expenses and deal costs for the nine months ended September 30, 2017 over the same period in 2016 was due primarily to the September 2016 acquisition of life science and innovation centers.
Other
The $7.2 million increase in other for the nine months ended September 30, 2017 over the same period in 2016 is primarily due to expenses and impairments related to natural disasters. We have insurance coverage to mitigate the financial impact of these types of events. However, there can be no assurance regarding the amount or timing of any insurance recoveries. Such recoveries will be recognized when collection is deemed probable.
Income from Unconsolidated Entities
The $1.6 million increase in income from unconsolidated entities for the nine months ended September 30, 2017 over the same period in 2016 is primarily due to the fair value re-measurement of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, partially offset by our share of net losses related to certain unconsolidated entities. Refer to “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
Income Tax Benefit
Income tax benefit related to continuing operations for the nine months ended September 30, 2017 and 2016 were each due primarily to operating losses at our taxable REIT subsidiaries (“TRS entities”), the reversal of a deferred tax liability at a TRS entity and the reversal of a tax reserve at the REIT.
Gain on Real Estate Dispositions
The $470.5 million increase in gain on real estate dispositions for the nine months ended September 30, 2017 over the same period in 2016 is due primarily to a $458.0 million gain on the sale of 22 triple-net leased properties in August 2017.
Net Income Attributable to Noncontrolling Interests
The increase in net income attributable to noncontrolling interests of $2.3 million over the same period in 2016 is primarily due to the September 2016 acquisition of life science and innovation centers and asset dispositions.

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
We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on re-measurement of equity method investments, and impairment write-downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan and derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters; and (h) net expenses or recoveries related to natural disasters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.

The following table summarizes our FFO and normalized FFO for the three and nine months ended September 30, 2017 and 2016. The increase in normalized FFO for the nine months ended September 30, 2017 over the same period in 2016 is due primarily to improved property performance and accretive investments.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$156,930	$150,446	$465,114	$411,634
Discontinued operations	(19)	(118)	(95)	(755)
Gain (loss) on real estate dispositions	458,280	(144)	502,288	31,779
Net income	615,191	150,184	967,307	442,658
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Net income attributable to common stockholders	613,958	149,452	963,916	441,594
Adjustments:
Real estate depreciation and amortization	211,784	206,560	650,092	661,632
Real estate depreciation related to noncontrolling interests	(1,911)	(1,865)	(5,723)	(5,754)
Real estate depreciation related to unconsolidated entities	855	1,113	3,500	4,322
Gain on real estate dispositions related to unconsolidated entities	(986)	—	(1,045)	(495)
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)	—
Gain on real estate dispositions related to noncontrolling interests	18	—	18	—
(Gain) loss on real estate dispositions	(458,280)	144	(502,288)	(31,779)
Discontinued operations:
Loss on real estate dispositions	—	—	—	1
FFO attributable to common stockholders	365,438	355,404	1,105,443	1,069,521
Adjustments:
Change in fair value of financial instruments	8	14	(122)	(72)
Non-cash income tax benefit	(8,515)	(9,389)	(15,619)	(30,832)
Loss on extinguishment of debt, net	486	383	936	3,165
(Gain) loss on non-real estate dispositions related to unconsolidated entities	(22)	28	(34)	(557)
Merger-related expenses, deal costs and re-audit costs	2,741	16,965	12,906	28,769
Amortization of other intangibles	328	438	1,131	1,314
Unusual items related to unconsolidated entities	1,207	—	1,699	—
Non-cash impact of changes to equity plan	1,372	—	4,082	—
Natural disaster expenses (recoveries), net	9,810	—	9,810	—
Normalized FFO attributable to common stockholders	$372,853	$363,843	$1,120,232	$1,071,308

Adjusted EBITDA
We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses and net expenses or recoveries related to natural disasters, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$156,930	$150,446	$465,114	$411,634
Discontinued operations	(19)	(118)	(95)	(755)
Gain (loss) on real estate dispositions	458,280	(144)	502,288	31,779
Net income	615,191	150,184	967,307	442,658
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Net income attributable to common stockholders	613,958	149,452	963,916	441,594
Adjustments:
Interest	113,869	105,063	336,245	312,001
Loss on extinguishment of debt, net	511	383	856	3,165
Taxes (including tax amounts in general, administrative and professional fees)	(8,130)	(7,940)	(11,629)	(27,214)
Depreciation and amortization	213,407	208,387	655,298	666,735
Non-cash stock-based compensation expense	6,527	5,848	19,923	15,885
Merger-related expenses, deal costs and re-audit costs	2,092	16,489	11,001	25,741
Net income (loss) attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(3,278)	(3,076)	(9,788)	(9,229)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	6,660	5,509	20,797	20,861
(Gain) loss on real estate dispositions	(458,280)	144	(502,288)	(31,778)
Unrealized foreign currency losses (gains)	210	(359)	(899)	(931)
Change in fair value of financial instruments	6	13	(142)	(101)
Gain on re-measurement of equity interest upon acquisition, net	—	—	(3,027)	—
Natural disaster expenses (recoveries), net	9,810	—	9,810	—
Adjusted EBITDA	$497,362	$479,913	$1,490,073	$1,416,729

NOI
We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and nine months ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income from continuing operations	$156,930	$150,446	$465,114	$411,634
Discontinued operations	(19)	(118)	(95)	(755)
Gain (loss) on real estate dispositions	458,280	(144)	502,288	31,779
Net income	615,191	150,184	967,307	442,658
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Net income attributable to common stockholders	613,958	149,452	963,916	441,594
Adjustments:
Interest and other income	(171)	(562)	(854)	(792)
Interest	113,869	105,063	336,245	312,001
Depreciation and amortization	213,407	208,387	655,298	666,735
General, administrative and professional fees	33,317	31,567	100,560	95,387
Loss on extinguishment of debt, net	511	383	856	3,165
Merger-related expenses and deal costs	823	16,335	8,998	25,827
Other	13,030	2,430	16,066	8,901
Net income attributable to noncontrolling interests	1,233	732	3,391	1,064
Income from unconsolidated entities	(750)	(931)	(3,794)	(2,151)
Income tax benefit	(7,815)	(8,537)	(13,119)	(28,507)
(Gain) loss on real estate dispositions	(458,280)	144	(502,288)	(31,778)
NOI	$523,132	$504,463	$1,565,275	$1,491,446
Liquidity and Capital Resources
As of September 30, 2017, we had a total of $85.1 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2017, we also had escrow deposits and restricted cash of $76.5 million and $2.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.
During the nine months ended September 30, 2017, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, proceeds from asset sales and cash on hand.
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

Credit Facilities and Unsecured Term Loans
In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The unsecured credit facility was also comprised of our $200.0 million term loan that was scheduled to mature in 2018 and our $278.6 million term loan that was scheduled to mature in 2019. The 2018 and 2019 term loans were priced at LIBOR plus 1.05%. In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans, and recognized a loss on extinguishment of debt of $0.5 million. See "NOTE 5-DISPOSITIONS” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information.
The revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.
As of September 30, 2017, we had $538.9 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.4 billion of unused borrowing capacity available under our new revolving credit facility.
As of September 30, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.

In September 2017, we entered into a new $400.0 million secured revolving construction credit facility which matures in 2022 and will be primarily used to finance life science and innovation center and other construction projects. As of September 30, 2017, there were no borrowings outstanding under the secured revolving construction credit facility.
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

Mortgage Loan Obligations

During the nine months ended September 30, 2017, we repaid in full mortgage loans outstanding in the aggregate principal amount of $307.5 million.
Cash Flows
The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2017 and 2016:

	For the Nine Months Ended September 30,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$286,707	$53,023	$233,684	nm
Net cash provided by operating activities	1,086,239	1,006,146	80,093	8.0%
Net cash used in investing activities	(710,051)	(1,494,786)	784,735	52.5
Net cash (used in) provided by financing activities	(578,254)	525,339	(1,103,593)	(210.1)
Effect of foreign currency translation on cash and cash equivalents	422	(443)	865	195.3
Cash and cash equivalents at end of period	$85,063	$89,279	(4,216)	(4.7)
nm - not meaningful

Cash Flows from Operating Activities
Cash flows from operating activities increased $80.1 million during the nine months ended September 30, 2017 over the same period in 2016 due primarily to investments made during 2016 and 2017, partially offset by dispositions during the same periods.
Cash Flows from Investing Activities
Cash used in investing activities decreased $784.7 million during the nine months ended September 30, 2017 over the same period in 2016 primarily due to decreased investment in real estate property during the nine months ended September 30, 2017 and proceeds from the August 2017 sale of 22 SNFs, partially offset by the $700.0 million term loan we provided in March 2017 to facilitate Ardent’s acquisition of LHP, increases in development project expenditures and decreased loan receivable payments received during 2017.
Cash Flows from Financing Activities
Cash flows from financing activities decreased $1.1 billion during the nine months ended September 30, 2017 over the same period in 2016 primarily due to increased debt repayments and decreased proceeds from the issuance of common stock during 2017, partially offset by increased senior note issuances and unsecured revolving credit facility borrowings during the nine months ended September 30, 2017 over the same period in 2016.
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
We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2017, we had 13 properties under development pursuant to these agreements, including one property that is owned by an unconsolidated real estate entity. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.
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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of September 30, 2017 and December 31, 2016:

	As of September 30, 2017	As of December 31, 2016
	(In thousands)
Gross book value	$9,585,186	$9,481,101
Fair value(1)	9,816,981	9,600,621
Fair value reflecting change in interest rates(1):
-100 basis points	10,326,811	10,117,238
+100 basis points	9,324,881	9,133,292

(1)
The change in fair value of our fixed rate debt from December 31, 2016 to September 30, 2017 was due primarily to senior note issuances in 2017, partially offset by 2017 senior note and fixed rate mortgage debt repayments.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2017	As of December 31, 2016	As of September 30, 2016
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$8,226,610	$7,854,264	$7,869,733
Floating to fixed rate swap on term loan	200,000	200,000	200,000
Mortgage loans and other (1)	1,158,576	1,426,837	1,455,432
Variable rate:
Fixed to floating rate swap on senior notes	400,000	—	—
Unsecured revolving credit facility	538,911	146,538	232,405
Unsecured term loans, unhedged portion	700,000	1,271,215	1,273,353
Mortgage loans and other (1)	287,521	292,060	286,914
Total	$11,511,618	$11,190,914	$11,317,837
Percentage of total debt:
Fixed rate:
Senior notes and other, unhedged portion	71.4%	70.2%	69.5%
Floating to fixed rate swap on term loan	1.7	1.8	1.8
Mortgage loans and other (1)	10.1	12.7	12.9
Variable rate:
Fixed to floating rate swap on senior notes	3.5	—	—
Unsecured revolving credit facility	4.7	1.3	2.0
Unsecured term loans, unhedged portion	6.1	11.4	11.3
Mortgage loans and other (1)	2.5	2.6	2.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.7%	3.6%	3.6%
Floating to fixed rate swap on term loan	2.1	2.2	2.0
Mortgage loans and other (1)	5.4	5.6	5.6
Variable rate:
Fixed to floating rate swap on senior notes	2.3	—	—
Unsecured revolving credit facility	2.0	1.9	1.7
Unsecured term loans, unhedged portion	2.2	1.7	1.5
Mortgage loans and other (1)	2.2	2.1	2.1
Total	3.6	3.6	3.5

(1)
Excludes mortgage debt of $66.0 million related to real estate assets classified as held for sale as of September 30, 2016, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheet as of September 30, 2016.

The variable rate debt in the table above reflects, in part, the effect of $150.6 million notional amount of interest rate swaps with a maturity of March 2018 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $251.2 million notional amount of interest rate swaps with maturities ranging from October 2018 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.
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
The increase in our outstanding variable rate debt at September 30, 2017 compared to December 31, 2016 is primarily attributable to the $400.0 million notional amount interest rate swaps mentioned above and increased borrowings under our unsecured revolving credit facility, partially offset by term loan repayments.
Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of September 30, 2017, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2017, interest expense for 2017 would increase by approximately $18.5 million, or $0.05 per diluted common share.
As of September 30, 2017 and December 31, 2016, our joint venture partners’ aggregate share of total debt was $74.1 million and $80.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $89.9 million and $122.0 million as of September 30, 2017 and December 31, 2016, respectively.
As of September 30, 2017 and December 31, 2016, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.4 billion and $709.6 million, respectively.
As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2017 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and nine months of 2017 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2017, at the reasonable assurance level.
Internal Control Over Financial Reporting
During the third quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities
We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2017:

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	24	$69.18
August 1 through August 31	3,518	67.45
September 1 through September 30	—	—

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
Date: October 27, 2017

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.1	Employment Transition Agreement dated July 25, 2017 between Ventas, Inc. and Todd W. Lillibridge	Filed herewith.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.