Form 10-K
period 2017-12-31
VENTAS INC
filed 2018-02-09
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☒    No ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒    No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).  Yes ☒    No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
The aggregate market value of shares of the Registrant’s common stock held by non-affiliates of the Registrant on June 30, 2017, based on a closing price of the common stock of $69.48 as reported on the New York Stock Exchange, was $18.8 billion.  For purposes of the foregoing calculation only, all directors, executive officers and 10% beneficial owners of the Registrant have been deemed affiliates.
As of January 31, 2018, there were 356,198,053 shares of the Registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 15, 2018 are incorporated by reference into Part III, Items 10 through 14 of this Annual Report on Form 10-K.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

i

•	Final determination of our taxable net income for the year ended December 31, 2017 and for the year ending December 31, 2018;

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

PART I

ITEM 1.    Business

BUSINESS

Overview

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 14 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2017, we leased a total of 546 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2017, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 297 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of December 31, 2017.

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

We operate through three reportable business segments: triple-net leased properties, senior living operations and office operations. See our Consolidated Financial Statements and the related notes, including “NOTE 2—ACCOUNTING POLICIES” and “NOTE 19—SEGMENT INFORMATION,” included in Part II, Item 8 of this Annual Report on Form 10-K.

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

2017 Highlights and Other Recent Developments

Investments and Dispositions

•
In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $28.0 million was outstanding at December 31, 2017). The LIBOR-based debt financing has a five-year term, a one-year lock out feature and a weighted average interest rate of approximately 9.3% as of December 31, 2017 and is guaranteed by Ardent’s parent company.

•
During the year ended December 31, 2017, we acquired 15 triple-net leased properties (including six assets previously owned by an equity method investee), four properties reported within our office operations reportable business segment (three life science, research and medical assets and one MOB) and three seniors housing communities (reported within our senior living operations reportable business segment) for an aggregate purchase price of $691.3 million.

•
During the year ended December 31, 2017, we sold 53 triple-net leased properties, five MOBs and certain vacant land parcels for aggregate consideration of $870.8 million, and we recognized a gain on the sale of these assets of $717.3 million, net of taxes.

•
During the year ended December 31, 2017, we received aggregate proceeds of $37.6 million for the partial prepayment and $35.5 million for the full repayment of loans receivable, which resulted in total gains of $0.6 million.

Liquidity, Capital and Dividends

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

•
During the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our “at-the-market” (“ATM”) equity offering program. Aggregate net proceeds for these activities were $73.9 million, after sales agent commissions.

•
During the year ended December 31, 2017, we paid the first three quarterly installments of our 2017 dividend of $0.775 per share. In December 2017, we declared the fourth quarter cash dividend on our common stock of $0.79 per share, which grew by 2% over third quarter 2017 and was paid in January 2018.

Portfolio

•
The sale of the triple-net leased properties above included 36 SNFs, owned by us and operated by Kindred. These assets were sold for aggregate consideration of approximately $700 million and we recognized a gain on the sale of $657.6 million, net of taxes.

Other Recent Developments

•
In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”), are now operated by ESL under a management contract with us. We acquired a 34% ownership stake in ESL with customary rights and protections. ESL management owns the remaining 66% stake. We also intend to form a new joint venture with an institutional partner related to the assets previously leased by Elmcroft. However, there can be no assurance whether, when or on what terms the joint venture will be completed.

Portfolio Summary

The following table summarizes our consolidated portfolio of properties and other investments as of and for the year ended December 31, 2017:

			Real Estate Property Investments			Revenues
Asset Type	# of Properties (1)	# of Units/ Sq. Ft./Beds(2)	Real Estate Property Investment, at Cost	Percent of Total Real Estate Property Investments	Real Estate Property Investment Per Unit/Bed/Sq. Ft.	Revenue	Percent of Total Revenues
	(Dollars in thousands)
Seniors housing communities	747	65,428	$16,616,501	63.4%	$254.0	$2,342,247	65.5%
MOBs(3)	354	19,221,003	5,332,817	20.3	0.3	579,363	16.2
Life science and innovation centers	29	5,156,868	1,940,099	7.4	0.4	174,391	4.9
IRFs and LTACs	37	3,115	459,753	1.8	147.6	154,094	4.3
Health systems	12	2,064	1,475,975	5.6	715.1	109,546	3.1
SNFs	17	1,882	204,488	0.8	108.7	64,086	1.8
Development properties and other	10		176,200	0.7
Total real estate investments, at cost	1,206		$26,205,833	100.0%
Income from loans and investments						117,608	3.3
Interest and other income						6,034	0.2
Revenues related to assets classified as held for sale	8					26,780	0.7
Total revenues						$3,574,149	100.0%

(1)
As of December 31, 2017, we also owned 17 seniors housing communities, 13 SNFs and one MOB through investments in unconsolidated entities. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom and were operated or managed by 91 unaffiliated healthcare operating companies, including the following publicly traded companies or their subsidiaries: Brookdale Senior Living (129 properties) (excluding six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement and included in the senior living operations reportable business segment); Kindred (31 properties) (excluding one MOB included in the office operations reportable business segment); 21st Century Oncology Holdings, Inc. (12 properties); Capital Senior Living Corporation (seven properties); Spire Healthcare plc (three properties); and HealthSouth Corp. (four properties).

(2)	Seniors housing communities are measured in units; MOBs and life science and innovation centers are measured by square footage; and IRFs and LTACs, health systems and SNFs are measured by bed count.

(3)
As of December 31, 2017, we leased 65 of our consolidated MOBs pursuant to triple-net leases, Lillibridge or PMBRES managed 270 of our consolidated MOBs and 19 of our consolidated MOBs were managed by seven unaffiliated managers. Through Lillibridge and PMBRES, we also provided management and leasing services for 105 MOBs owned by third parties as of December 31, 2017.

Seniors Housing and Healthcare Properties

As of December 31, 2017, we owned a total of 1,235 seniors housing and healthcare properties (including properties classified as held for sale) as follows:

	Consolidated (100% interest)	Consolidated (<100% interest)	Unconsolidated (5-25% interest)	Total
Seniors housing communities	738	9	17	764
MOBs	314	48	1	363
Life science and innovation centers	18	11	—	29
IRFs and LTACs	36	1	—	37
Health systems	12	—	—	12
SNFs	17	—	13	30
Total	1,135	69	31	1,235

Seniors Housing Communities

Our seniors housing communities include independent and assisted living communities, continuing care retirement communities and communities providing care for individuals with Alzheimer’s disease and other forms of dementia or memory loss. These communities offer studio, one bedroom and two bedroom residential units on a month-to-month basis primarily to elderly individuals requiring various levels of assistance. Basic services for residents of these communities include housekeeping, meals in a central dining area and group activities organized by the staff with input from the residents. More extensive care and personal supervision, at additional fees, are also available for such needs as eating, bathing, grooming, transportation, limited therapeutic programs and medication administration, which allow residents certain conveniences and enable them to live as independently as possible according to their abilities. These services are often met by home health providers and through close coordination with the resident’s physician and SNFs. Charges for room, board and services are generally paid from private sources.

Medical Office Buildings

Typically, our MOBs are multi-tenant properties leased to several unrelated medical practices, although in many cases they may be associated with a large single specialty or multi-specialty group. Tenants include physicians, dentists, psychologists, therapists and other healthcare providers, who require space devoted to patient examination and treatment, diagnostic imaging, outpatient surgery and other outpatient services. MOBs are similar to commercial office buildings, although they require greater plumbing, electrical and mechanical systems to accommodate physicians’ requirements such as sinks in every room, brighter lights and specialized medical equipment. As of December 31, 2017, we owned or managed for third parties approximately 23 million square feet of MOBs that are predominantly located on or near a health system.

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

Inpatient Rehabilitation and Long-term Acute Care Facilities

We have 29 properties that are operated as LTACs. LTACs have a Medicare average length of stay of greater than 25 days and serve medically complex, chronically ill patients who require a high level of monitoring and specialized care, but whose conditions do not necessitate the continued services of an intensive care unit. The operators of these LTACs have the capability to treat patients who suffer from multiple systemic failures or conditions such as neurological disorders, head injuries, brain stem and spinal cord trauma, cerebral vascular accidents, chemical brain injuries, central nervous system disorders, developmental anomalies and cardiopulmonary disorders. Chronic patients often depend on technology for continued life support, such as mechanical ventilators, total parenteral nutrition, respiration or cardiac monitors and dialysis machines, and, due to their severe medical conditions, generally are not clinically appropriate for admission to a nursing facility or rehabilitation hospital. All of our LTACs are freestanding facilities, and we do not own any “hospitals within hospitals.” We also own eight IRFs devoted to the rehabilitation of patients with various neurological, musculoskeletal, orthopedic and other medical conditions following stabilization of their acute medical issues.

Health Systems

We have 12 properties that are operated as health systems. Health systems provide medical and surgical services, including inpatient care, intensive care, cardiac care, diagnostic services and emergency services. These health systems also provide outpatient services such as outpatient surgery, laboratory, radiology, respiratory therapy, cardiology and physical therapy. In the United States, these health systems receive payments for patient services from the federal government primarily under the Medicare program, state governments under their respective Medicaid or similar programs, health maintenance organizations, preferred provider organizations, other private insurers and directly from patients.

Skilled Nursing Facilities

We have 17 properties that are operated as SNFs. SNFs provide rehabilitative, restorative, skilled nursing and medical treatment for patients and residents who do not require the high technology, care-intensive, high cost setting of an acute care or rehabilitation hospital. Treatment programs include physical, occupational, speech, respiratory and other therapies, including sub-acute clinical protocols such as wound care and intravenous drug treatment. Charges for these services are generally paid from a combination of government reimbursement and private sources.

Geographic Diversification of Properties

Our portfolio of seniors housing and healthcare properties is broadly diversified by geographic location throughout the United States, Canada and the United Kingdom, with properties in only one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the year ended December 31, 2017.

The following table shows our continuing rental income and resident fees and services by geographic location for the year ended December 31, 2017:

	Rental Income and Resident Fees and Services	Percent of Total Revenues
	(Dollars in thousands)
Geographic Location
California	$546,184	15.3%
New York	308,366	8.6
Texas	206,709	5.8
Illinois	170,846	4.8
Florida	158,889	4.4
Pennsylvania	148,882	4.2
Connecticut	114,040	3.2
Georgia	114,038	3.2
North Carolina	112,137	3.1
Arizona	104,684	2.9
Other (36 states and the District of Columbia)	1,239,588	34.8
Total U.S	3,224,363	90.3%
Canada (7 provinces)	186,049	5.2
United Kingdom	26,418	0.7
Total(1)	$3,436,830	96.2%

(1)	The remainder of our total revenues is office building and other services revenue, income from loans and investments and interest and other income.

The following table shows our continuing NOI by geographic location for the year ended December 31, 2017:

	NOI (1)	Percent of Total NOI
	(Dollars in thousands)
Geographic Location
California	$288,435	13.9%
Texas	132,305	6.4
New York	119,123	5.7
Illinois	107,034	5.1
Florida	93,746	4.5
Pennsylvania	82,900	4.0
Connecticut	73,121	3.5
North Carolina	60,188	2.9
Washington	42,816	2.1
Indiana	43,992	2.1
Other (36 states and the District of Columbia)	801,854	38.5
Total U.S	1,845,514	88.7%
Canada (7 provinces)	92,112	4.4
United Kingdom	26,418	1.3
Total (2)	$1,964,044	94.4%

(1)
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures—NOI” included in Item 7 of this Annual Report on Form 10-K for a reconciliation of NOI to its most directly comparable GAAP measure, income from continuing operations.

(2)	The remainder of our total NOI is income from loans and investments.

See “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for more information regarding the geographic diversification of our portfolio.

Loans and Investments

As of December 31, 2017, we had $1.4 billion of net loans receivable and investments relating to seniors housing and healthcare operators or properties. Our loans receivable and investments provide us with interest income, principal amortization and transaction fees and are typically secured by mortgage liens or leasehold mortgages on the underlying properties and corporate or personal guarantees by affiliates of the borrowing entity. In some cases, the loans are secured by a pledge of ownership interests in the entity or entities that own the related seniors housing or healthcare properties. From time to time, we also make investments in mezzanine loans, which are subordinated to senior secured loans held by other investors that encumber the same real estate. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Development and Redevelopment Projects

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2017, we had 14 properties under development pursuant to these agreements, including four properties that are owned through unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

Segment Information

We operate through three reportable business segments: triple-net leased properties, senior living operations and office operations. Non-segment assets, classified as “all other,” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to these segments, in significant part, based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Significant Tenants, Operators and Managers

The following table summarizes certain information regarding our tenant, operator and manager concentration as of and for the year ended December 31, 2017 (excluding properties classified as held for sale as of December 31, 2017):

	Number of Properties Leased or Managed	Percent of Total Real Estate Investments (1)	Percent of Total Revenues	Percent of NOI
Senior living operations (2)	293	35.1%	51.9%	29.0%
Brookdale Senior Living (3)	129	7.5	4.9	8.3
Ardent	10	4.9	3.1	5.4
Kindred (4)	32	1.1	4.3	7.5

(1)	Based on gross book value.

(2)	Excludes four properties owned through investments in unconsolidated entities.

(3)
Excludes six properties owned through investments in unconsolidated entities and one property managed by Brookdale Senior Living pursuant to a long-term management agreement and included in the senior living operations reportable business segment.

(4)	Includes one MOB included in the office operations reportable business segment.

Triple-Net Leased Properties

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty. Brookdale Senior Living has multiple leases with us and those leases contain cross-default provisions tied to each other, as well as lease renewals by lease agreement or by pool of assets.

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the year ended December 31, 2017. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all. See “Risk Factors—Risks Arising from Our Business—Our leases and other agreements with Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Item 1A of this Annual Report on Form 10-K.

Brookdale Senior Living Leases

As of December 31, 2017, we leased 129 consolidated properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement and included in the senior living operations reportable business segment) to Brookdale Senior Living pursuant to multiple lease agreements.

Pursuant to our lease agreements, Brookdale Senior Living is obligated to pay base rent, which escalates annually at a specified rate over the prior period base rent. As of December 31, 2017, the aggregate 2018 contractual cash rent due to us from Brookdale Senior Living, excluding variable interest that Brookdale Senior Living is obligated to pay as additional rent based on certain floating rate mortgage debt, was approximately $180.3 million, and the current aggregate contractual base rent (computed in accordance with U.S. generally accepted accounting principles (“GAAP”)) due to us from Brookdale Senior Living, excluding the variable interest, was approximately $162.3 million (in each case, excluding six properties owned through investments in unconsolidated entities as of December 31, 2017). See “NOTE 3—CONCENTRATION OF CREDIT RISK” and “NOTE 14—COMMITMENTS AND CONTINGENCIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Ardent Lease

As of December 31, 2017, we leased 10 properties to Ardent pursuant to a single, triple-net master lease agreement. Per our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option.

As of December 31, 2017, the aggregate 2018 contractual cash rent due to us from Ardent was approximately $113.4 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Ardent was also approximately $113.4 million.

Kindred Master Leases

As of December 31, 2017, we leased 29 properties to Kindred pursuant to a master lease agreement. In November 2016, Kindred extended the lease term to 2025 for all of our LTACs operated by Kindred that were scheduled to mature in 2018 and 2020, at the current rent level.

The aggregate annual rent we receive under each Kindred master lease is referred to as “base rent.” Base rent escalates annually at a specified rate over the prior period base rent, contingent, in some cases, upon the satisfaction of specified facility revenue parameters. The annual rent escalator under the Kindred master lease for 25 properties is based on year-over-year changes in CPI, subject to a floor and cap, and is 2.7% for four properties. As of December 31, 2017, the aggregate 2018 contractual cash rent due to us from Kindred was approximately $122.0 million, and the current aggregate contractual base rent (computed in accordance with GAAP) due to us from Kindred was approximately $122.7 million.

Senior Living Operations

As of December 31, 2017, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 269 consolidated seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements. Most of our management agreements with Atria have initial terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Most of our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). The base management fees payable to Sunrise on consolidated assets under the Sunrise management agreements generally range from 5% to 7% of revenues generated by the applicable properties. See “NOTE 3—CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Competition

We generally compete for investments in seniors housing and healthcare assets with publicly traded, private and non-listed healthcare REITs, real estate partnerships, healthcare providers, healthcare lenders and other investors, including developers, banks, insurance companies, pension funds, government-sponsored entities and private equity firms, some of whom may have greater financial resources and lower costs of capital than we do. Increased competition challenges our ability to identify and successfully capitalize on opportunities that meet our objectives, which is affected by, among other factors, the availability of suitable acquisition or investment targets, our ability to negotiate acceptable transaction terms and our access to and cost of capital. See “Risk Factors—Risks Arising from Our Business—Our ongoing strategy depends, in part, upon future investments in and acquisitions of, or our development or redevelopment of, seniors housing and healthcare assets, and we may not be successful in identifying and consummating these transactions” included in Item 1A of this Annual Report on Form 10-K and “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Our tenants, operators and managers also compete on a local and regional basis with other healthcare operating companies that provide comparable services. Seniors housing community, SNF and health systems operators compete to attract and retain residents and patients to our properties based on scope and quality of care, reputation and financial condition, price, location and physical appearance of the properties, services offered, qualified personnel, physician referrals and family preferences. With respect to MOBs, we and our third-party managers compete to attract and retain tenants based on many of the same factors, in addition to quality of the affiliated health system, physician preferences and proximity to hospital campuses. The ability of our tenants, operators and managers to compete successfully could be affected by private, federal and state reimbursement programs and other laws and regulations. See “Risk Factors—Risks Arising from Our Business—Our tenants, operators and managers may be adversely affected by healthcare regulation and enforcement” and “—Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and

Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us” included in Item 1A of this Annual Report on Form 10-K.

Employees

As of December 31, 2017, we had 493 employees, none of which is subject to a collective bargaining agreement. We believe that relations with our employees are positive.

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

Through our office operations, we provide engineering, construction and architectural services in connection with new development projects, and any design, construction or systems failures related to the properties we develop could result in substantial injury or damage to our clients or third parties. Any such injury or damage claims may arise in the ordinary course and may be asserted with respect to ongoing or completed projects. Although we maintain liability insurance to protect us against these claims, if any claim results in a loss, we cannot assure you that our policy limits would be adequate to cover the loss in full. If we sustain losses in excess of our insurance coverage, we may be required to pay the difference and we could lose our investment in, or experience reduced profits and cash flows from, the affected MOB or life science and innovation center, which could have a Material Adverse Effect on us.

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

GOVERNMENTAL REGULATION

Healthcare Regulation

Overview

Our tenants, operators and managers are typically subject to extensive and complex federal, state and local laws and regulations relating to quality of care, licensure and certificate of need, government reimbursement, fraud and abuse practices, qualifications of personnel, adequacy of plant and equipment, and other laws and regulations governing the operation of healthcare facilities. Healthcare is a highly regulated industry and that trend will, in general, continue in the future. The applicable rules are wide-ranging and can subject our tenants, operators and managers to civil, criminal, and administrative sanctions, including: the possible loss of accreditation or license; denial of reimbursement; imposition of fines; suspension, decertification, or exclusion from federal and state healthcare programs; or facility closure. Changes in laws or regulations, reimbursement policies, enforcement activity and regulatory non-compliance by tenants, operators and managers can all have a significant effect on their operations and financial condition, which in turn may adversely impact us, as detailed below and set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K.

In 2017, Congress came within a single vote of repealing of the Affordable Care Act (the “ACA”) and substantially reducing funding to the Medicaid program. Short of full repeal, new legislation is likely to be introduced to seek similar changes in 2018. Beyond this, significant changes to commercial health insurance and government sponsored insurance (i.e. Medicare and Medicaid) remain possible. Commercial and government payors, are likely to continue imposing greater discounts and more stringent cost controls upon operators, through changes in reimbursement rates and methodologies, discounted fee structures, the assumption by healthcare providers of all or a portion of the financial risk or otherwise. A shift toward less comprehensive health insurance coverage and increased consumer cost-sharing on health expenditures could have a material adverse effect on certain of our operators’ liquidity, financial condition and results of operations and, in turn, their ability to satisfy their contractual obligations, including making rental payments under and otherwise complying with the terms of our leases.

Licensure, Certification and CONs

In general, the operators of our inpatient rehabilitation and long-term acute care facilities, health systems and skilled nursing facilities (collectively “healthcare facilities”) must be licensed and periodically certified through various regulatory agencies that determine compliance with federal, state and local laws to participate in the Medicare and Medicaid programs. Legal requirements pertaining to such licensure and certification relate to the quality of medical care provided by the operator, qualifications of the operator’s administrative personnel and clinical staff, adequacy of the physical plant and equipment and continuing compliance with applicable laws and regulations. A loss of licensure or certification could adversely affect a healthcare facility operator’s ability to receive payments from the Medicare and Medicaid programs, which, in turn, could adversely affect its ability to satisfy its obligations to us.

In addition, many of our healthcare facilities are subject to state certificate of need (“CON”) laws that require governmental approval prior to the development or expansion of healthcare facilities and services. The approval process in these states generally requires a facility to demonstrate the need for additional or expanded healthcare facilities or services. CONs, where applicable, are also sometimes necessary for changes in ownership or control of licensed facilities, addition of beds, investment in major capital equipment, introduction of new services or termination of services previously approved through the CON process. CON laws and regulations may restrict an operator’s ability to expand our properties and grow its business in certain circumstances, which could have an adverse effect on the operator’s revenues and, in turn, its ability to make rental payments under and otherwise comply with the terms of our leases. See “Risk Factors-Risks Arising from Our Business-If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K.

State CON laws remained largely unchanged in 2017, with the exception of North Carolina. North Carolina’s CON statute, underwent minor changes in 2017 by exempting from CON review new institutional health services involving the acquisition of an unlicensed adult care home that was previously licensed.

    Compared to healthcare facilities, seniors housing communities (other than those that receive Medicaid payments) do not receive significant funding from governmental healthcare programs and are subject to relatively few, if any, federal regulations. Instead, to the extent they are regulated, such regulation consists primarily of state and local laws governing licensure, provision of services, staffing requirements and other operational matters, which vary greatly from one jurisdiction to another. Although recent growth in the U.S. seniors housing industry has attracted the attention of various federal agencies that believe more federal regulation of these properties is necessary, Congress thus far has deferred to state regulation of seniors housing communities. However, as a result of this growth and increased federal scrutiny, some states have revised and strengthened their regulation of seniors housing communities, and more states are expected to do the same in the future.

As discussed in greater detail below, a number of states have instituted Medicaid waiver programs that blend the functions of healthcare and custodial care providers, and expand the scope of services that can be provided under certain licenses. The trend toward this kind of experimentation is likely to continue, and even hasten, under Republican leadership. The temporary and experimental nature of these programs means that states will also continue to adjust their licensing and certification processes which might result in some providers facing increased competition and others facing new requirements.

Fraud and Abuse Enforcement

Healthcare facilities and seniors housing communities that receive Medicaid payments are subject to various complex federal, state and local laws and regulations that govern healthcare providers' relationships and arrangements and prohibit fraudulent and abusive business practices. These laws and regulations include, among others:

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

Violating these healthcare fraud and abuse laws and regulations may result in criminal and civil penalties, such as punitive sanctions, damage assessments, monetary penalties, imprisonment, denial of Medicare and Medicaid payments, and exclusion from the Medicare and Medicaid programs. The responsibility for enforcing these laws and regulations lies with a variety or federal, state and local governmental agencies, however many of the laws and regulations can also be enforced by private litigants through federal and state false claims acts and other laws that allow private individuals to bring whistleblower suits known as qui tam actions.

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

The current presidential administration has signaled it will expand current efforts to enforce healthcare fraud and abuse laws by increasing funding for the Health Care Fraud and Abuse Control program. Additionally, Attorney General Jeff Sessions has stated that he will make it a high priority to prosecute fraud in federal claims while the administrator of the Centers for

Medicare and Medicaid Services (“CMS”), Seema Verma, has underscored this administration’s focus on healthcare fraud, stating that she will ensure that efforts preventing fraud and abuse are a priority. Further, many state Medicaid programs continue to devote additional resources to fraud, waste, and abuse initiatives. Medicaid reform plans might include lowering the growth rate of Medicaid spending, which will put pressure on states to exert greater scrutiny over the utilization of services. It is likely that states will have increased flexibility and incentive to monitor utilization patterns and take action against outlier providers.

Medicare’s fraud, waste, and abuse initiatives are also being retooled by the current presidential administration. Because a backlog of provider appeals in response to Medicare audits, CMS finalized significant changes intended to expedite the Medicare appeals process in 2017, particularly at the administrative law judge level of review.  These changes apply to appeals of payment and coverage determinations for items and services furnished to Medicare beneficiaries, enrollees in Medicare Advantage and other Medicare competitive health plans, and enrollees in Medicare prescription drug plans, as well as to appeals of enrollment and entitlement determinations, and certain premium appeals. The Recovery Audit Contractor program, which has recovered more than $2 billion for the Medicare program, also continues to be controversial and may be modified under the new administration.

Reimbursement

The majority of SNF reimbursement, and a significant percentage of health system, IRF and LTAC reimbursement, is through Medicare and Medicaid. Medical buildings and other healthcare related properties have provider tenants that participate in Medicare and Medicaid. These programs are often their largest source of funding. Seniors housing communities generally do not receive funding from Medicare or Medicaid, but their ability to retain their residents is impacted by policy decisions and initiatives established by the administrators of Medicare and Medicaid. The passage of the ACA in 2010 allowed formerly uninsured Americans to acquire coverage and utilize additional health care services. In addition, the ACA gave new authorities to implement Medicaid waiver and pilot programs that impact healthcare and long term custodial care reimbursement by Medicare and Medicaid. These activities promote “aging in place”, allowing senior citizens to stay longer in seniors housing communities, and diverting or delaying their admission into SNFs. The potential risks that accompany these regulatory and market changes are discussed below.

•
As a result of the ACA, and specifically Medicaid expansion and establishment of health insurance exchanges providing subsidized health insurance, an estimated seventeen million more Americans have health insurance than in 2010. These newly-insured Americans utilize services delivered by providers at medical buildings and other healthcare facilities. The current presidential administration and Republican-controlled Congress nearly repealed the ACA in 2017 and remain committed to repealing the ACA and replacing it with a less federalized model for providing health insurance to individuals and families unable to purchase health insurance on their own. The details of the replacement model are not yet known, but potential end results could be fewer insured individuals and families or individuals and families maintaining less comprehensive insurance coverage. Outside of ACA repeal, Republicans leaders, particularly in the House of Representatives, are committed to pursuing entitlement reforms in 2018 that could lower funding to major federal programs, particularly Medicaid and lessen the number of people covered by these programs. Even without legislation, the current presidential administration has issued regulations that may lessen the number of people who purchase ACA-compliant health insurance, which has the potential to provide less protection to people coping with expensive health conditions. Any of these outcomes could adversely impact the resources of our operators.

•
Enabled by the Medicare Modernization Act (2003) and subsequent laws, Medicare and Medicaid have implemented pilot programs (officially termed demonstrations or models) to “divert” elderly from SNFs and promote “aging in place” in “the least restrictive environment.” Several states have implemented home and community-based Medicaid waiver programs that increase the support services available to senior citizens in senior housing, lengthening the time that many seniors can live outside of a SNF. These Medicaid waiver programs are subject to re-approval and pilots are time-limited. The current presidential administration is not necessarily opposed to these efforts, but is committed to giving states greater control of their Medicaid programs. The result could be the modification or curtailment of a number of existing pilots.

•
CMS is currently in the midst of transitioning Medicare from a traditional fee-for-service reimbursement model to capitated and value-based approaches in which the government pays a set amount for each beneficiary for a defined period of time, based on that person’s underlying medical needs, rather than the actual services provided. The result is increasing use of management tools to oversee individual providers and coordinate their services. This puts downward pressure on the number and expense of services provided. Roughly 10 million Medicare beneficiaries now receive care via accountable care organizations, and another 19 million are enrolled in Medicare

Advantage health plans. The continued trend toward capitated and value-based approaches - particularly Medicare Advantage, which is expected to grow under the current presidential administration - has the potential to diminish the market for certain healthcare providers, particularly specialist physicians and providers of particular diagnostic technologies such as medical resonance imaging services. This could adversely impact the medical properties that house these physicians and medical technology providers.

•
The majority of Medicare payments continue to be made through traditional Medicare Part A and Part B fee-for-service schedules. Medicare’s payment regulations, particularly with respect to certain hospitals, skilled nursing care, and home health services have resulted in lower net pay increases than providers of those services often desire. In addition, the Medicare and CHIP Reauthorization Act (MACRA) of 2015 establishes a multi-year transition into pay-for-quality approaches for Medicare physicians and other providers. This will include payment reductions for providers who do not meet government quality standards. The implementation of pay-for-quality models is expected to produce funding disparities that could adversely impact some provider tenants in MOBs and other health care properties. The current presidential administration has made public comments about protecting Medicare generally and improving Medicare and MACRA for healthcare providers, but few specifics are known at this time. A negative payment update in 2017 for home health reimbursement demonstrates that the current presidential administration, regardless of public statements, may take actions adverse to certain provider types.

For the year ended December 31, 2017, approximately 8.4% of our total revenues and 14.5% of our total NOI (in each case excluding amounts in discontinued operations) were attributable to healthcare facilities in which our third-party tenants receive reimbursement for their services under governmental healthcare programs, such as Medicare and Medicaid. We are neither a participant in, nor a direct recipient of, any reimbursement under these programs with respect to those leased facilities.

Life Science and Innovation Centers

In 2016, we entered the life science and innovation (“life science”) sector through the acquisitions of substantially all of the university affiliated life science real estate assets of Wexford Science & Technology, LLC from affiliates of Blackstone Real Estate Partners VIII, L.P. The life science tenants of these assets are largely university-affiliated organizations. These university-affiliated life science tenants are dependent on government funding to varying degrees. Creating a new pharmaceutical product or medical device requires substantial investments of time and capital, in part because of the extensive regulation of the healthcare industry; it also entails considerable risk of failure in demonstrating that the product is safe and effective and in gaining regulatory approval and market acceptance. Therefore, our tenants in the life science industry face high levels of regulation, expense and uncertainty.

Some of our life sciences tenants require significant outlays of funds for the research, development and clinical testing of their products and technologies. If private investors, the federal government or other sources of funding are unavailable to support such activities, a tenant’s life sciences operation may be adversely affected or fail. Further, the research, development, clinical testing, manufacture and marketing of some of our tenants’ products requires federal, state and foreign regulatory approvals which may be costly or difficult to obtain. Even after a life sciences tenant gains regulatory approval and market acceptance for a product, the product may still present significant regulatory and liability risks, including, among others, the possible later discovery of safety concerns, competition from new products and the expiration of patent protection for the product. Our tenants with marketable products may be adversely affected by healthcare reform and government reimbursement policies, including changes under the current presidential administration or by private healthcare payors. Likewise, our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. If our life sciences tenants’ businesses are adversely affected, they may have difficulty making payments to us, which could materially adversely affect our business, results of operations and financial condition.

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

We did not make any material capital expenditures in connection with environmental, health, and safety laws, ordinances and regulations in 2017 and do not expect that we will be required to make any such material capital expenditures during 2018.

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
As of December 31, 2017, Atria and Sunrise, collectively, managed 273 of our seniors housing communities pursuant to long-term management agreements. These properties represent a substantial portion of our portfolio, based on their gross book value, and account for a significant portion of our revenues and NOI. Although we have various rights as the property owner under our management agreements, we rely on Atria’s and Sunrise’s personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financial results for our properties in a timely manner and to otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. For example, we depend on Atria’s and Sunrise’s ability to attract and retain skilled management personnel who are responsible for the day-to-day operations of our seniors housing communities. A shortage of nurses or other trained personnel or general inflationary pressures may force Atria or Sunrise to enhance its pay and benefits package to compete effectively for such personnel, but it may not be able to offset these added costs by increasing the rates charged to residents. Any increase in labor costs and other property operating expenses, any failure by Atria or Sunrise to attract and retain qualified personnel, or significant changes in Atria’s or Sunrise’s senior management or equity ownership could adversely affect the income we receive from our seniors housing communities and have a Material Adverse Effect on us.
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
Our leases and other agreements with Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us.
The properties we lease to Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and NOI, and we depend on Brookdale Senior Living, Ardent and Kindred to pay all insurance, taxes, utilities and maintenance and repair expenses in connection with the leased properties and properties that are collateral for the loans. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a Material Adverse Effect on us. In addition, any failure by Brookdale Senior Living, Ardent or Kindred to effectively conduct its operations or to maintain and improve such properties could adversely affect its business reputation and its ability to attract and retain patients and residents in such properties, which could have a Material Adverse Effect on us. Brookdale Senior Living, Ardent and Kindred have agreed to indemnify, defend and hold us harmless from and against various claims, litigation and liabilities arising in connection with their respective businesses, and we cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income, access to financing and insurance coverage to enable them to satisfy their respective indemnification obligations.
We face potential adverse consequences from the bankruptcy, insolvency or financial deterioration of one or more of our tenants, operators, borrowers, managers and other obligors.
We lease our properties to unaffiliated tenants or operate them through independent third-party managers. We are also a direct or indirect lender to various tenants and operators.  We have very limited control over the success or failure of our tenants’ and operators’ businesses and, at any time, a tenant or operator may experience a downturn in its business that weakens its financial condition. If that happens, the tenant or operator may fail to make its payments to us when due. Although our lease, loan and management agreements give us the right to exercise certain remedies in the event of default on the obligations owing to us, we may determine not to do so if we believe that enforcement of our rights would be more detrimental to our business than seeking alternative approaches.
A downturn in any of our tenants’ or operators’ businesses could ultimately lead to bankruptcy if it is unable to timely resolve the underlying causes, which may be largely outside of its control. Bankruptcy and insolvency laws afford certain rights to a party that has filed for bankruptcy or reorganization that may render certain of these remedies unenforceable, or, at the least, delay our ability to pursue such remedies and realize any recoveries in connection therewith. For example, we cannot evict a tenant or operator solely because of its bankruptcy filing.
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
Bankruptcy or insolvency proceedings may also result in increased costs to the operator and significant management distraction. If we are unable to transition affected properties, they could experience prolonged operational disruption, leading to lower occupancy rates and further depressed revenues. Publicity about the operator’s financial condition and insolvency proceedings may also negatively impact their and our reputations, decreasing customer demand and revenues. Any or all of these risks could have a Material Adverse Effect on us. These risks would be magnified where we lease multiple properties to a single operator under a master lease, as an operator failure or default under a master lease would expose us to these risks across multiple properties.
We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed.
We are parties to long-term management agreements pursuant to which Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 273 of our seniors housing communities as of December 31, 2017. Most of our management agreements with Atria have terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods, and our management agreements with Sunrise have terms ranging from 25 to 30 years (which commenced as early as 2004 and as recently as 2012). Our ability to terminate these long-term management agreements is limited to specific circumstances set forth in the agreements and may relate to all properties or a specific property or group of properties.
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

As a result of our acquisition of Ardent Medical Services, Inc. (“AHS”) in 2015, we entered into the general acute care hospital sector. Also, as a result of the acquisition of substantially all of the university affiliated life science real estate assets of Wexford Science & Technology, LLC (“Wexford”) in 2016 (the “Life Sciences Acquisition”), we entered into the university-affiliated life science sector. Part of our long-term business strategy involves expanding our hospital and life science portfolios through additional acquisitions and development of new properties. Both the asset management of our existing general acute care hospital and university-affiliated life science and innovation centers portfolios and such additional acquisitions and developments may involve complex challenges. Our future success will depend, in part, upon our ability to manage our expansion opportunities, integrate new investments into our existing business in an efficient and timely manner, successfully monitor the operations, costs, regulatory compliance and service quality of our operators and leverage our relationships with Ardent and other operators of hospitals and Wexford and other operators and developers of life science and innovation centers. It is possible that our expansion or acquisition opportunities within the general acute care hospital and life science sectors will not be successful, which could adversely impact our growth and future results.
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
Limited barriers to entry in the seniors housing and MOB industries could lead to the development of new seniors housing communities or MOBs that outpaces demand. Data published by the National Investment Center for Seniors Housing & Care has indicated deliveries of new seniors housing communities will remain at elevated levels in 2018, especially in certain geographic markets. If development outpaces demand for those assets in the markets in which our properties are located, those markets may become saturated and we could experience decreased occupancy, reduced operating margins and lower profitability, which could have a Material Adverse Effect on us.
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
Regulation of the healthcare industry generally has intensified over time both in the number and type of regulations and in the efforts to enforce those regulations. This is particularly true for large for-profit, multi-facility providers like Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred. Federal, state and local laws and regulations affecting the healthcare industry include those relating to, among other things, licensure, conduct of operations, ownership of facilities, addition of facilities and equipment, allowable costs, services, prices for services, qualified beneficiaries, quality of care, patient rights, fraudulent or abusive behavior, financial and other arrangements that may be entered into by healthcare providers and the research, development, clinical testing, manufacture and marketing of life science products. In addition, changes in enforcement policies by federal and state governments have resulted in an increase in the number of inspections, citations of regulatory deficiencies and other regulatory sanctions, including terminations from the Medicare and Medicaid programs, bars on Medicare and Medicaid payments for new admissions, civil monetary penalties and even criminal penalties. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. We are unable to predict the scope of future federal, state and local regulations and legislation, including the Medicare and Medicaid statutes and regulations, or the intensity of enforcement efforts with respect to such regulations and legislation, and any changes in the regulatory framework could have a material adverse effect on our tenants, operators and managers, which, in turn, could have a Material Adverse Effect on us.
If our tenants, operators and managers fail to comply with the extensive laws, regulations and other requirements applicable to their businesses and the operation of our properties, they could become ineligible to receive reimbursement from governmental and private third-party payor programs, face bans on admissions of new patients or residents, suffer civil or criminal penalties or be required to make significant changes to their operations. Our tenants, operators and managers also could face increased costs related to changes in healthcare regulation, such as the possible repeal of the ACA by the current presidential administration and Republican-controlled Congress and a shift toward less comprehensive health coverage, or be forced to expend considerable resources in responding to an investigation or other enforcement action under applicable laws or regulations. In such event, the results of operations and financial condition of our tenants, operators and managers and the results of operations of our properties operated or managed by those entities could be adversely affected, which, in turn, could have a Material Adverse Effect on us.
Changes in the reimbursement rates or methods of payment from third-party payors, including insurance companies and the Medicare and Medicaid programs, could have a material adverse effect on certain of our tenants and operators and on us.
Certain of our tenants and operators rely on reimbursement from third-party payors, including the Medicare (both traditional Medicare and "managed" Medicare/Medicare Advantage) and Medicaid programs, for substantially all of their revenues. Federal and state legislators and regulators have adopted or proposed various cost-containment measures that would limit payments to healthcare providers, and budget crises and financial shortfalls have caused states to implement or consider Medicaid rate freezes or cuts. See “Governmental Regulation—Healthcare Regulation” included in Item 1 of this Annual Report on Form 10-K. Private third-party payors also have continued their efforts to control healthcare costs. In addition, coverage expansions via the ACA through Medicaid expansion and health insurance exchanges may be scaled back as the current presidential administration and some members of Congress lead efforts to repeal and replace the ACA. We cannot assure you that our tenants and operators who currently depend on governmental or private payor reimbursement will be adequately reimbursed for the services they provide. Significant limits by governmental and private third-party payors on the scope of services reimbursed or on reimbursement rates and fees, whether from legislation, administrative actions or private payor efforts, could have a material adverse effect on the liquidity, financial condition and results of operations of certain of our tenants and operators, which could affect adversely their ability to comply with the terms of our leases and have a Material Adverse Effect on us.
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
While the current presidential administration’s and some members of Congress’s desire to repeal the ACA creates unpredictability, we expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. We are unable at this time to predict how this trend will affect the revenues and profitability of those of our tenants who are providers of healthcare services; however, if this trend significantly and adversely affects their profitability, it could in turn negatively affect their ability and willingness to comply with the terms of their leases with us and or renew those leases upon expiration, which could have a Material Adverse Effect on us.

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

•	Construction or other delays may provide tenants or residents the right to terminate preconstruction leases or cause us to incur additional costs;

•	Volatility in the price of construction materials or labor may increase our project costs;

•	In the case of our MOB developments, hospitals or health systems may maintain significant decision-making authority with respect to the development schedule;

•	Our builders may fail to perform or satisfy the expectations of our clients or prospective clients;

•	We may incorrectly forecast risks associated with development in new geographic regions;

•	Tenants may not lease space at the quantity or rental rate levels or on the schedule projected;

•	Demand for our project may decrease prior to completion, due to competition from other developments; and

•	Lease rates and rents at newly developed or redeveloped properties may fluctuate based on factors beyond our control, including market and economic conditions.
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
As of December 31, 2017, we owned 48 MOBs, 11 life science and innovation centers, nine seniors housing communities and one IRF through consolidated joint ventures, and we had 25% ownership interests in 17 seniors housing communities, 13 SNFs and one MOB through investments in unconsolidated entities. In addition, we had a 34% ownership interest in Atria and a 9.9% interest in Ardent as of December 31, 2017. These joint ventures and unconsolidated entities involve risks not present with respect to our wholly owned properties, including the following:

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

•
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

•
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

•
Our tenants may be unable to adequately protect their intellectual property under patent, copyright or trade secret laws. Failure to do so could jeopardize their ability to profit from their efforts and to protect their products from competition.

•
Collaborative relationships with other life science entities may be crucial to the development, manufacturing, distribution or marketing of our tenants’ products. If these other entities fail to fulfill their obligations under these collaborative arrangements, our tenants’ businesses will suffer.

•
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
For the year ended December 31, 2017, approximately 35.6% of our total NOI was derived from properties located in California (13.9%), Texas (6.4%), New York (5.7%), Illinois (5.1%) and Florida (4.5%). As a result, we are subject to increased exposure to adverse conditions affecting these regions, including downturns in the local economies or changes in local real estate conditions, increased construction and competition or decreased demand for our properties, regional climate events and changes in state-specific legislation, which could adversely affect our business and results of operations.
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
Risks Arising from Our Capital Structure
We may become more leveraged.
As of December 31, 2017, we had approximately $11.3 billion of outstanding indebtedness. The instruments governing our existing indebtedness permit us to incur substantial additional debt, including secured debt, and we may satisfy our capital and liquidity needs through additional borrowings. A high level of indebtedness would require us to dedicate a substantial portion of our cash flow from operations to the payment of debt service, thereby reducing the funds available to implement our business strategy and make distributions to stockholders. A high level of indebtedness could also have the following consequences:

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
As a public company, our access to debt and equity capital depends, in part, on the trading prices of our senior notes and common stock, which, in turn, depend upon market conditions that change from time to time, such as the market’s perception of our financial condition, our growth potential and our current and expected future earnings and cash distributions. Our failure to meet the market’s expectation with regard to future earnings and cash distributions or a significant downgrade in the ratings assigned to our long-term debt could impact our ability to access capital or increase our borrowing costs. We also rely on the financial institutions that are parties to our revolving credit facilities. If these institutions become capital constrained, tighten their lending standards or become insolvent or if they experience excessive volumes of borrowing requests from other borrowers within a short period of time, they may be unable or unwilling to honor their funding commitments to us, which would adversely affect our ability to draw on our revolving credit facilities and, over time, could negatively impact our ability to consummate acquisitions, repay indebtedness as it matures, fund capital expenditures or make distributions to our stockholders.
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
If we lose our status as a REIT (currently or with respect to any tax years for which the statute of limitations has not expired), we will face serious tax consequences that will substantially reduce the funds available to satisfy our obligations, to implement our business strategy and to make distributions to our stockholders for each of the years involved because:

•	We would not be allowed a deduction for distributions to stockholders in computing our taxable income and would be subject to regular U.S. federal corporate income tax;

•	We could be subject to increased state and local taxes; and

•	Unless we are entitled to relief under statutory provisions, we could not elect to be subject to tax as a REIT for four taxable years following the year during which we were disqualified.
In addition, in such event we would no longer be required to pay dividends to maintain REIT status, which could adversely affect the value of our common stock.
Qualification as a REIT involves the application of highly technical and complex provisions of the Internal Revenue Code of 1986, as amended (the “Code”) for which there are only limited judicial and administrative interpretations. The determination of factual matters and circumstances not entirely within our control, as well as new legislation, regulations, administrative interpretations or court decisions, may adversely affect our investors or our ability to remain qualified as a REIT for tax purposes. In order to maintain our qualification as a REIT, we must satisfy a number of requirements, generally including requirements regarding the ownership of our stock, requirements regarding the composition of our assets, a requirement that at least 95% of our gross income in any year must be derived from qualifying sources, and we must make distributions to our stockholders aggregating annually at least 90% of our net taxable income, excluding capital gains. Although we believe that we currently qualify as a REIT, we cannot assure you that we will continue to qualify for all future periods.
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

Under the Code, no more than 20% of the value of the gross assets of a REIT may be represented by securities of one or more TRSs. This limitation may affect our ability to increase the size of our TRSs’ operations and assets, and there can be no assurance that we will be able to comply with the applicable limitation, or that such compliance will not adversely affect our business. Also, our TRSs may not, among other things, operate or manage certain health care facilities, which may cause us to forego investments we might otherwise make. Finally, we may be subject to a 100% excise tax on the income derived from certain transactions with our TRSs that are not on an arm's-length basis. We believe our arrangements with our TRSs are on arm's-length terms and intend to continue to operate in a manner that allows us to avoid incurring the 100% excise tax described above, but there can be no assurance that we will be able to avoid application of that tax.

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

Legislative or other actions affecting REITs could have a negative effect on our stockholders or us.
The rules dealing with federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. Changes to the tax laws, with or without retroactive application, could adversely affect our investors or us. We cannot predict how changes in the tax laws might affect our investors or us. New legislation, U.S. Treasury Department regulations, administrative interpretations or court decisions could significantly and negatively affect our ability to qualify as a REIT, the federal income tax consequences of such qualification, or the federal income tax consequences of an investment in us. Also, the law relating to the tax treatment of other entities, or an investment in other entities, could change, making an investment in such other entities more attractive relative to an investment in a REIT.

The recently enacted Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) has significantly changed the U.S. federal income taxation of U.S. businesses and their owners, including REITs and their stockholders. Changes made by the 2017 Tax Act that could affect us and our stockholders include:

•
temporarily reducing individual U.S. federal income tax rates on ordinary income; the highest individual U.S. federal income tax rate has been reduced from 39.6% to 37% for taxable years beginning after December 31, 2017 and before January 1, 2026;

•	permanently eliminating the progressive corporate tax rate structure, which previously imposed a maximum corporate tax rate of 35%, and replacing it with a flat corporate tax rate of 21%;

•
permitting a deduction for certain pass-through business income, including dividends received by our stockholders from us that are not designated by us as capital gain dividends or qualified dividend income, which will allow individuals, trusts, and estates to deduct up to 20% of such amounts for taxable years beginning after December 31, 2017 and before January 1, 2026;

•
reducing the highest rate of withholding with respect to our distributions to non-U.S. stockholders that are treated as attributable to gains from the sale or exchange of U.S. real property interests from 35% to 21%;

•	limiting our deduction for net operating losses arising in taxable years beginning after December 31, 2017 to 80% of REIT taxable income (prior to the application of the dividends paid deduction);

•
generally limiting the deduction for net business interest expense in excess of 30% of a business’s “adjusted taxable income,” except for taxpayers (including most equity REITs) that engage in certain real estate businesses and elect out of this rule (provided that such electing taxpayers must use an alternative depreciation system with longer depreciation periods); and

•	eliminating the corporate alternative minimum tax.

Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The 2017 Tax Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the U.S. Treasury Department and IRS, any of which could lessen or increase the impact of the 2017 Tax Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities. While some of the changes made by the 2017 Tax Act may adversely affect us in one or more reporting periods and prospectively, other changes may be beneficial on a going forward basis. We continue to work with our tax advisors and auditors to determine the full impact that the 2017 Tax Act as a whole will have on us.

ITEM 1B.    Unresolved Staff Comments
None.

ITEM 2.    Properties
Seniors Housing and Healthcare Properties
As of December 31, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 14 properties under development, including four properties that are owned by unconsolidated real estate entities. We believe that maintaining a balanced portfolio of high-quality assets diversified by investment type, geographic location, asset type, tenant/operator, revenue source and operating model makes us less susceptible to single-state regulatory or reimbursement changes, regional climate events and local economic downturns and diminishes the risk that any single factor or event could materially harm our business.
As of December 31, 2017, we had $1.3 billion aggregate principal amount of mortgage loan indebtedness outstanding, secured by 88 of our properties. Excluding those portions attributed to our joint venture partners, our share of mortgage loan indebtedness outstanding was $1.2 billion.
The following table provides additional information regarding the geographic diversification of our portfolio of properties as of December 31, 2017 (including properties owned through investments in unconsolidated entities, but excluding properties classified as held for sale):

	Seniors Housing Communities		SNFs		MOBs		Life Science and Innovation Centers		IRFs and LTACs		Health Systems
Geographic Location	# of Properties	Units	# of Properties	Licensed Beds	# of Properties	Square Feet(1)	# of Properties	Square Feet(1)	# of Properties	Licensed Beds	# of Properties	Licensed Beds
Alabama	6	122	—	—	4	469	—	—	—	—	—	—
Arizona	28	2,394	—	—	13	830	—	—	1	60	—	—
Arkansas	4	287	—	—	1	5	—	—	—	—	—	—
California	92	9,633	—	—	26	2,058	—	—	6	503	—	—
Colorado	19	1,689	1	82	13	769	—	—	1	68	—	—
Connecticut	14	1,631	—	—	—	—	2	1,032	—	—	—	—
District of Columbia	—	—	—	—	2	102	—	—	—	—	—	—
Florida	50	4,582	—	—	19	404	1	259	6	511	—	—
Georgia	20	1,751	—	—	14	1,201	—	—	—	—	—	—
Idaho	1	70	—	—	—	—	—	—	—	—	—	—
Illinois	25	2,953	1	82	36	1,448	1	129	4	430	—	—
Indiana	9	680	—	—	23	1,603	—	—	1	59	—	—
Kansas	9	541	—	—	1	33	—	—	—	—	—	—
Kentucky	10	911	2	280	4	173	—	—	1	384	—	—
Louisiana	1	58	—	—	5	361	—	—	—	—	—	—
Maine	6	445	—	—	—	—	—	—	—	—	—	—
Maryland	5	360	—	—	2	83	5	489	—	—	—	—
Massachusetts	19	2,100	6	745	—	—	—	—	—	—	—	—
Michigan	23	1,457	—	—	14	599	—	—	—	—	—	—
Minnesota	14	855	—	—	4	241	—	—	—	—	—	—
Mississippi	—	—	—	—	1	51	—	—	—	—	—	—
Missouri	2	153	—	—	20	1,096	4	636	1	60	—	—
Montana	3	182	—	—	—	—	—	—	—	—	—	—
Nebraska	1	134	—	—	—	—	—	—	—	—	—	—
Nevada	5	589	—	—	5	416	—	—	1	52	—	—
New Hampshire	1	125	—	—	—	—	—	—	—	—	—	—
New Jersey	12	1,136	1	153	3	37	—	—	—	—	—	—
New Mexico	4	450	—	—	—	—	—	—	2	123	4	544
New York	41	4,538	—	—	4	244	—	—	—	—	—	—
North Carolina	23	1,894	—	—	18	759	8	1,371	1	124	—	—
North Dakota	2	115	—	—	1	114	—	—	—	—	—	—
Ohio	20	1,225	6	907	28	1,225	—	—	1	50	—	—
Oklahoma	8	463	—	—	—	—	—	—	—	—	4	954
Oregon	29	2,584	—	—	1	105	—	—	—	—	—	—
Pennsylvania	32	2,362	4	620	9	713	3	566	1	52	—	—
Rhode Island	6	596	—	—	—	—	2	250	—	—	—	—
South Carolina	5	402	—	—	20	1,104	—	—	—	—	—	—
South Dakota	4	182	—	—	—	—	—	—	—	—	—	—
Tennessee	18	1,420	—	—	10	395	—	—	1	49	—	—
Texas	49	3,786	—	—	18	814	—	—	9	590	1	445
Utah	3	321	—	—	—	—	—	—	—	—	—	—
Virginia	8	655	—	—	5	231	3	425	—	—	—	—
Washington	28	2,357	5	469	10	579	—	—	—	—	—	—
West Virginia	2	124	4	326	—	—	—	—	—	—	—	—
Wisconsin	48	2,219	—	—	21	1,105	—	—	—	—	—	—
Wyoming	2	168	—	—	—	—	—	—	—	—	—	—
Total U.S.	711	60,699	30	3,664	355	19,367	29	5,157	37	3,115	9	1,943
Canada	41	4,499	—	—	—	—	—	—	—	—	—	—
United Kingdom	12	779	—	—	—	—	—	—	—	—	3	121
Total	764	65,977	30	3,664	355	19,367	29	5,157	37	3,115	12	2,064

(1)	Square Feet are in thousands

Corporate Offices
Our headquarters are located in Chicago, Illinois and we have an additional corporate office in Louisville, Kentucky. We lease all of our corporate offices.

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

	Sales Price of Common Stock		Cash Dividends Declared
	High	Low
2016
First Quarter	$63.22	$48.43	$0.73
Second Quarter	72.82	59.69	0.73
Third Quarter	76.56	67.33	0.73
Fourth Quarter	69.19	57.86	0.775
2017
First Quarter	$65.41	$59.36	$0.775
Second Quarter	71.93	62.63	0.775
Third Quarter	69.98	64.80	0.775
Fourth Quarter	65.39	59.84	0.79

As of January 31, 2018, we had 356.2 million shares of our common stock outstanding held by approximately 4,520 stockholders of record.

Dividends and Distributions

We pay regular quarterly dividends to holders of our common stock to comply with the provisions of the Internal Revenue Code of 1986, as amended (the “Code”) governing REITs. In order to maintain our qualification as a REIT, we are required under the Code, among other things, to distribute annually at least 90% of our REIT taxable income, determined without regard to any net capital gain. In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. During the year ended December 31, 2017, we paid the first three quarterly installments of our 2017 dividend of $0.775 per share. In December 2017, we declared the fourth quarter cash dividend on our common stock of $0.79 per share, which was paid in January 2018.

On February 9, 2018, our Board of Directors declared the first quarterly installment of our 2018 dividend on our common stock in the amount of $0.79 per share, payable in cash on April 12, 2018 to stockholders of record on April 2, 2018. We expect to distribute at least 100% of our taxable net income, after the use of any net operating loss carryforwards, to our stockholders for 2018.

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

Stock Repurchases

The table below summarizes repurchases of our common stock made during the quarter ended December 31, 2017:

	Number of Shares Repurchased (1)	Average Price Per Share
October 1 through October 31	8,378	$62.51
November 1 through November 30	—	$—
December 1 through December 31	—	$—

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

Stock Performance Graph

The following performance graph compares the cumulative total return (including dividends) to the holders of our common stock from December 31, 2012 through December 31, 2017, with the cumulative total returns of the NYSE Composite Index, the FTSE NAREIT Composite REIT Index (the “Composite REIT Index”) and the S&P 500 Index over the same period. The comparison assumes $100 was invested on December 31, 2012 in our common stock and in each of the foregoing indexes and assumes reinvestment of dividends, as applicable. We have included the NYSE Composite Index in the performance graph because our common stock is listed on the NYSE, and we have included the S&P 500 Index because we are a member of the S&P 500. We have included the Composite REIT Index because we believe that it is most representative of the industries in which we compete, or otherwise provides a fair basis for comparison with us, and is therefore particularly relevant to an assessment of our performance. The figures in the table below are rounded to the nearest dollar.

	12/31/2012	12/31/2013	12/31/2014	12/31/2015	12/31/2016	12/31/2017
Ventas	$100	$92.36	$120.92	$114.20	$132.64	$133.54
NYSE Composite Index	$100	$126.40	$135.09	$129.72	$145.38	$172.83
Composite REIT Index	$100	$102.34	$130.21	$132.88	$145.33	$158.84
S&P 500 Index	$100	$132.37	$150.48	$152.55	$170.78	$208.05

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

	As of and For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Dollars in thousands, except per share data)
Operating Data
Rental income	$1,593,598	$1,476,176	$1,346,046	$1,138,457	$1,036,356
Resident fees and services	1,843,232	1,847,306	1,811,255	1,552,951	1,406,005
Interest expense	448,196	419,740	367,114	292,065	249,009
Property-level operating expenses	1,483,072	1,434,762	1,383,640	1,195,388	1,109,925
General, administrative and professional fees	135,490	126,875	128,035	121,738	115,083
Income from continuing operations	643,949	554,209	389,539	359,296	375,498
Net income attributable to common stockholders	1,356,470	649,231	417,843	475,767	453,509
Per Share Data
Income from continuing operations:
Basic	$1.81	$1.61	$1.18	$1.22	$1.28
Diluted	$1.80	$1.59	$1.17	$1.21	$1.27
Net income attributable to common stockholders:
Basic	$3.82	$1.88	$1.26	$1.62	$1.55
Diluted	$3.78	$1.86	$1.25	$1.60	$1.54
Dividends declared per common share	$3.115	$2.965	$3.04	$2.965	$2.735
Other Data
Net cash provided by operating activities	$1,442,180	$1,372,341	$1,398,831	$1,261,281	$1,201,706
Net cash used in investing activities	(976,517)	(1,234,643)	(2,423,692)	(2,055,040)	(1,282,760)
Net cash (used in) provided by financing activities	(671,327)	96,838	1,023,058	751,621	108,045
FFO (1)	1,512,885	1,440,544	1,365,408	1,273,680	1,208,458
Normalized FFO (1)	1,491,241	1,438,643	1,493,683	1,330,018	1,220,709
Balance Sheet Data
Real estate investments, at cost	$26,205,833	$25,327,215	$23,802,454	$20,196,770	$21,403,592
Cash and cash equivalents	81,355	286,707	53,023	55,348	94,816
Total assets	23,954,541	23,166,600	22,261,918	21,165,913	19,731,494
Senior notes payable and other debt	11,276,062	11,127,326	11,206,996	10,844,351	9,364,992

(1)
We consider Funds From Operations (“FFO”) and normalized FFO to be useful supplemental measures of operating performance of an equity REIT. In particular, we believe that normalized FFO is useful because it allows investors, analysts and our management to compare our operating performance to the operating performance of other real estate companies and between periods on a consistent basis without having to account for differences caused by non-recurring items and other non-operational events such as transactions and litigation. In some cases, we provide information about identified non-cash components of FFO and normalized FFO because it allows investors, analysts and our management to assess the impact of those items on our financial results.

FFO and normalized FFO presented in this Annual Report on Form 10-K, or otherwise disclosed by us, may not be comparable to FFO and normalized FFO presented by other real estate companies due to the fact that not all real estate companies use the same definitions. FFO and normalized FFO should not be considered as alternatives to net income or income from continuing operations (both determined in accordance with U.S. generally accepted accounting principles

(“GAAP”)) as indicators of our financial performance or as alternatives to cash flow from operating activities (determined in accordance with GAAP) as measures of our liquidity, nor are FFO and normalized FFO necessarily indicative of sufficient cash flow to fund all of our needs.

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

ITEM 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information that management believes is relevant to an understanding and assessment of the consolidated financial condition and results of operations of Ventas, Inc. You should read this discussion in conjunction with our Consolidated Financial Statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K, as it will help you understand:

•	Our company and the environment in which we operate;

•	Our 2017 highlights and other recent developments;

•	Our critical accounting policies and estimates;

•	Our results of operations for the last three years;

•	How we manage our assets and liabilities;

•	Our liquidity and capital resources;

•	Our cash flows; and

•	Our future contractual obligations.

Corporate and Operating Environment

We are a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 14 properties under development, including four properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2017, we leased a total of 546 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2017, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 297 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of December 31, 2017.

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

As of December 31, 2017, our consolidated portfolio included 100% ownership interests in 1,135 properties and controlling joint venture interests in 69 properties, and we had non-controlling ownership interests in 31 properties through investments in unconsolidated entities. Through Lillibridge and PMBRES, we provided management and leasing services to third parties with respect to 105 MOBs as of December 31, 2017.

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

2017 Highlights and Other Recent Developments

Investments and Dispositions

•
In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $28.0 million was outstanding at December 31, 2017). The LIBOR-based debt financing has a five-year term, a one-year lock out feature and a weighted average interest rate of approximately 9.3% as of December 31, 2017 and is guaranteed by Ardent’s parent company.

•
During the year ended December 31, 2017, we acquired 15 triple-net leased properties (including six assets previously owned by an equity method investee), four properties reported within our office operations reportable business segment (three life science, research and medical assets and one medical office building) and three seniors housing communities (reported within our senior living operations reportable business segment) for an aggregate purchase price of $691.3 million.

•
During the year ended December 31, 2017, we sold 53 triple-net leased properties, five MOBs and certain vacant land parcels for aggregate consideration of $870.8 million, and we recognized a gain on the sale of these assets of $717.3 million, net of taxes.

•
During the year ended December 31, 2017, we received aggregate proceeds of $37.6 million for the partial prepayment and $35.5 million for the full repayment of loans receivable, which resulted in total gains of $0.6 million.

Liquidity, Capital and Dividends

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

•
During the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our “at-the-market” (“ATM”) equity offering program. Aggregate net proceeds for these activities were $73.9 million, after sales agent commissions.

•
During the year ended December 31, 2017, we paid the first three quarterly installments of our 2017 dividend of $0.775 per share. In December 2017, we declared the fourth quarter cash dividend on our common stock of $0.79 per share, which grew by 2% over third quarter 2017 and was paid in January 2018.

Portfolio

•
The sale of the triple-net leased properties above included 36 SNFs, owned by us and operated by Kindred. These assets were sold for aggregate consideration of approximately $700 million and we recognized a gain on the sale of $657.6 million, net of taxes.

Other Recent Developments

•
In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”), are now operated by ESL under a management contract with us. We acquired a 34% ownership stake in ESL with customary rights and protections. ESL management owns the remaining 66% stake. We also intend to form a new joint venture with an institutional partner related to the assets previously leased by Elmcroft. However, there can be no assurance whether, when or on what terms the joint venture will be completed.

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

We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense.

Recently Issued or Adopted Accounting Standards

On January 1, 2017, we adopted ASU 2016-09, Compensation - Stock Compensation (“ASU 2016-09”) which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for forfeitures and statutory tax withholding requirements, as well as classification in the statement of cash flows. Adoption of ASU 2016-09 did not have a significant impact on our Consolidated Financial Statements

In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC 606 specifically references contracts with customers, it also applied to other transactions such as the sale of real estate. ASC 606 is effective for us beginning January 1, 2018 and we plan to adopt ASC 606 using the modified retrospective method.

We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated Statements of Income are subject to ASC 606: office building and other services revenue, certain elements of our resident fees and services and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services primarily include amounts related to resident leases (subject to ASC 840, Leases) but also includes revenues generated through point-of-sale transactions that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities. While these revenue streams are subject to the provisions of ASC 606, we believe that the pattern and timing of recognition of income will be consistent with the current accounting model.

As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. We will recognize on January 1, 2018, through a cumulative effect adjustment to retained earnings, $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 will not have a significant impact on our Consolidated Financial Statements. Our remaining implementation item includes finalizing revised disclosures in accordance with the new standard.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.

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

Results of Operations

In August 2015, we completed the spin-off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT name Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying results of operations. Throughout this discussion, “continuing operations” does not include properties disposed of as part of the CCP Spin-Off.

In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (the “Life Sciences Acquisition”). As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science and innovation centers.

As of December 31, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our business segments and a discussion of our definition of segment NOI, see “NOTE 19—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Years Ended December 31, 2017 and 2016

The table below shows our results of operations for the years ended December 31, 2017 and 2016 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		(Decrease) Increase to Net Income
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$844,711	$850,755	$(6,044)	(0.7)%
Senior living operations	593,167	604,328	(11,161)	(1.8)
Office operations	524,566	444,276	80,290	18.1
All other	119,208	101,214	17,994	17.8
Total segment NOI	2,081,652	2,000,573	81,079	4.1
Interest and other income	6,034	876	5,158	nm
Interest expense	(448,196)	(419,740)	(28,456)	(6.8)
Depreciation and amortization	(887,948)	(898,924)	10,976	1.2
General, administrative and professional fees	(135,490)	(126,875)	(8,615)	(6.8)
Loss on extinguishment of debt, net	(754)	(2,779)	2,025	72.9
Merger-related expenses and deal costs	(10,535)	(24,635)	14,100	57.2
Other	(20,052)	(9,988)	(10,064)	nm
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	584,711	518,508	66,203	12.8
(Loss) income from unconsolidated entities	(561)	4,358	(4,919)	nm
Income tax benefit	59,799	31,343	28,456	nm
Income from continuing operations	643,949	554,209	89,740	16.2
Discontinued operations	(110)	(922)	812	nm
Gain on real estate dispositions	717,273	98,203	619,070	nm
Net income	1,361,112	651,490	709,622	nm
Net income attributable to noncontrolling interests	4,642	2,259	(2,383)	nm
Net income attributable to common stockholders	$1,356,470	$649,231	707,239	nm

nm—not meaningful

Segment NOI—Triple-Net Leased Properties

NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$840,131	$845,834	$(5,703)	(0.7)%
Other services revenue	4,580	4,921	(341)	(6.9)
Segment NOI	$844,711	$850,755	(6,044)	(0.7)

Triple-net leased properties segment NOI decreased in 2017 over the prior year primarily due the sale of 36 Kindred SNF properties during 2017, partially offset by rent increases due to contractual escalations pursuant to the terms of our leases and rent from eight seniors housing communities that we transitioned from senior living operations to triple-net leased properties during 2017.

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2017 for the trailing 12 months ended September 30, 2017 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at December 31, 2016 for the trailing 12 months ended September 30, 2016.

	Number of Properties at December 31, 2017 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2017 (1)	Number of Properties at December 31, 2016 (1)	Average Occupancy for the Trailing 12 Months Ended September 30, 2016 (1)
Seniors housing communities	418	86.6%	431	88.2%
SNFs	17	86.4	53	79.9
IRFs and LTACs	36	60.4	38	59.1

(1)
Excludes properties included in discontinued operations and properties classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information. Also excludes properties acquired during the years ended December 31, 2017 and 2016, respectively, and properties that transitioned operators for which we do not have eight full quarters of results subsequent to the transition.

The following table compares results of operations for our 494 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$769,063	$760,848	$8,215	1.1%
Segment NOI	$769,063	$760,848	8,215	1.1

    Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Decrease to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,843,232	$1,847,306	$(4,074)	(0.2)%
Less: Property-level operating expenses	(1,250,065)	(1,242,978)	(7,087)	(0.6)
Segment NOI	$593,167	$604,328	(11,161)	(1.8)

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2017	2016	2017	2016	2017	2016
Total communities	293	298	88.3%	90.3%	$5,725	$5,474

Resident fees and services include all amounts earned from residents at our seniors housing communities, such as rental fees related to resident leases, extended health care fees and other ancillary service income. Our senior living operations segment revenues decreased in 2017 over the prior year primarily due to the transition of eight seniors housing communities to our triple-net leased properties segment and decreased occupancy at our seniors housing communities.

Property-level operating expenses related to our senior living operations segment include labor, food, utilities, marketing, management and other costs of operating the properties. Property-level operating expenses increased year over year primarily due to increases in salaries, benefits, insurance and other operating expenses and the implementation of new care technologies.

The following table compares results of operations for our 285 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of December 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,791,843	$1,765,183	$26,660	1.5%
Less: Property-level operating expenses	(1,215,440)	(1,187,351)	(28,089)	(2.4)
Segment NOI	$576,403	$577,832	(1,429)	(0.2)

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2017	2016	2017	2016	2017	2016
Same-store communities	285	285	88.3%	90.4%	$5,745	$5,526

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2017, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$753,467	$630,342	$123,125	19.5%
Office building services revenue	7,497	13,029	(5,532)	(42.5)
Total revenues	760,964	643,371	117,593	18.3
Less:
Property-level operating expenses	(233,007)	(191,784)	(41,223)	(21.5)
Office building services costs	(3,391)	(7,311)	3,920	53.6
Segment NOI	$524,566	$444,276	80,290	18.1

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2017	2016	2017	2016	2017	2016
Total office buildings	391	388	92.0%	91.7%	$32	$31

The increase in our office operations segment rental income in 2017 over the prior year is attributed primarily to the office buildings we acquired during 2017 and 2016, partially offset by dispositions. The increase in our office building property-level operating expenses is due primarily to those acquired office buildings and increases in real estate taxes and other operating expenses, partially offset by dispositions.

Office building services revenue and costs both decreased in 2017 over the prior year primarily due to decreased construction activity during 2017 compared to 2016.

The following table compares results of operations for our 350 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2017 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2017	2016	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$558,575	$552,045	$6,530	1.2%
Less: Property-level operating expenses	(169,583)	(164,987)	(4,596)	(2.8)
Segment NOI	$388,992	$387,058	1,934	0.5

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2017	2016	2017	2016	2017	2016
Same-store office buildings	350	350	91.3%	92.0%	$31	$30

Segment NOI - All Other

All other increased in 2017 over the prior year due primarily to income from new loans issued during 2017, partially offset by decreased interest income attributable to loan repayments received during 2016 and 2017.

Interest and other income

Interest and other income increased $5.2 million in 2017 over the prior year as a result of fees received from a tenant in 2017 which were not associated with a lease agreement.

Interest Expense

The $28.5 million increase in total interest expense, is attributed primarily to a $17.1 million increase in interest due to higher debt balances and an $11.3 million increase due to higher effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.7% for 2017, compared to 3.6% for 2016.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations decreased during 2017 compared to 2016, primarily due to a decrease in amortization related to certain lease intangibles that were fully amortized during the third quarter of 2016, partially offset by a full year of depreciation and amortization related to the September 2016 Life Sciences Acquisition.

Loss on Extinguishment of Debt, Net

The loss on extinguishment of debt, net in 2017 resulted primarily from the repayment of term loans and the replacement of our previous $2.0 billion unsecured revolving credit facility. The loss on extinguishment of debt, net in 2016 was due to our redemption and repayment of $550.0 million aggregate principal amount then outstanding of our 1.55% senior notes due 2016 and term loan repayments in 2016.

Merger-Related Expenses and Deal Costs

Merger-related expenses and deal costs consist of transition, integration, deal and severance-related expenses primarily related to pending and consummated transactions required by GAAP to be expensed rather than capitalized into the asset value. The $14.1 million decrease in merger-related expenses and deal costs in 2017 over the prior year is primarily due to the September 2016 Life Sciences Acquisition.

Other

The $10.1 million increase in other for 2017 over 2016 is primarily due to charges related to natural disasters. We have insurance coverage to mitigate the financial impact of these types of events. However, there can be no assurance regarding the amount or timing of any insurance recoveries. Such recoveries will be recognized when collection is deemed probable.

Income from Unconsolidated Entities

The $4.9 million decrease in income from unconsolidated entities for 2017 over 2016 is primarily due to our share of net losses related to certain unconsolidated entities in 2017 partially offset by the February 2017 fair value re-measurement of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million. Refer to “NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES” of the Notes to Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Income Tax Benefit

The 2017 income tax benefit is primarily due to accounting for the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a valuation allowance on deferred interest carryforwards, losses of certain TRS entities and the release of a tax reserve. The 2016 income tax benefit was due primarily to losses of certain TRS entities, the reversal of a net deferred tax liability at one TRS and the release of a tax reserve. The TRS losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting.

Gain on Real Estate Dispositions

The increase of $619.1 million in gain on real estate dispositions for 2017 over 2016 is due primarily to the sale of 36 Kindred SNFs in 2017.

Net Income Attributable to Noncontrolling Interests

The increase in net income attributable to noncontrolling interests of $2.4 million for 2017 over 2016 is primarily due to the September 2016 Life Sciences Acquisition.

Years Ended December 31, 2016 and 2015

The table below shows our results of operations for the years ended December 31, 2016 and 2015 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Year Ended December 31,		Increase (Decrease) to Net Income
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$850,755	$784,234	$66,521	8.5%
Senior living operations	604,328	601,840	2,488	0.4
Office operations	444,276	399,891	44,385	11.1
All other	101,214	89,176	12,038	13.5
Total segment NOI	2,000,573	1,875,141	125,432	6.7
Interest and other income	876	1,052	(176)	(16.7)
Interest expense	(419,740)	(367,114)	(52,626)	(14.3)
Depreciation and amortization	(898,924)	(894,057)	(4,867)	(0.5)
General, administrative and professional fees	(126,875)	(128,035)	1,160	0.9
Loss on extinguishment of debt, net	(2,779)	(14,411)	11,632	80.7
Merger-related expenses and deal costs	(24,635)	(102,944)	78,309	76.1
Other	(9,988)	(17,957)	7,969	44.4
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interest	518,508	351,675	166,833	47.4
Income (loss) from unconsolidated entities	4,358	(1,420)	5,778	nm
Income tax benefit	31,343	39,284	(7,941)	(20.2)
Income from continuing operations	554,209	389,539	164,670	42.3
Discontinued operations	(922)	11,103	(12,025)	nm
Gain on real estate dispositions	98,203	18,580	79,623	nm
Net income	651,490	419,222	232,268	55.4
Net income attributable to noncontrolling interests	2,259	1,379	(880)	(63.8)
Net income attributable to common stockholders	$649,231	$417,843	231,388	55.4

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

	For the Year Ended December 31,		Increase to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$695,124	$673,706	$21,418	3.2%
Segment NOI	$695,124	$673,706	21,418	3.2

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of December 31, 2016, but excluding assets whose operations were classified as discontinued operations:

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,847,306	$1,811,255	$36,051	2.0%
Less: Property-level operating expenses	(1,242,978)	(1,209,415)	(33,563)	(2.8)
Segment NOI	$604,328	$601,840	2,488	0.4

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Total communities	298	305	90.3%	91.2%	$5,474	$5,255

Resident fees and services increased in 2016 over the prior year primarily due to seniors housing communities we acquired during 2015 and an increase in average monthly revenue per occupied room, partially offset by decreased occupancy at our seniors housing communities.

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

	For the Year Ended December 31,		Increase (Decrease) to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Total revenues	$1,667,279	$1,617,757	$49,522	3.1%
Less: Property-level operating expenses	(1,116,109)	(1,077,510)	(38,599)	(3.6)
Segment NOI	$551,170	$540,247	10,923	2.0

	Number of Properties at December 31,		Average Unit Occupancy for the Year Ended December 31,		Average Monthly Revenue Per Occupied Room for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Same-store communities	262	262	90.4%	91.1%	$5,578	$5,379

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

The increase in our office operations segment rental income in 2016 over the prior year is attributed primarily to the MOBs we acquired during 2016 and 2015 and the Life Sciences Acquisition, as well as in-place lease escalations. The increase in our office building property-level operating expenses is due primarily to those acquired MOBs and life science and innovation centers and increases in real estate taxes and other operating expenses.

Office building services revenue and costs both decreased in 2016 over the prior year primarily due to decreased construction activity during 2016 compared to 2015.

The following table compares results of operations for our 272 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of December 31, 2016 and assets whose operations were classified as discontinued operations.

	For the Year Ended December 31,		(Decrease) Increase to Segment NOI
	2016	2015	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$432,657	$434,022	$(1,365)	(0.3)%
Less: Property-level operating expenses	(142,826)	(144,218)	1,392	1.0
Segment NOI	$289,831	$289,804	27	0.0

	Number of Properties at December 31,		Occupancy at December 31,		Annualized Average Rent Per Occupied Square Foot for the Year Ended December 31,
	2016	2015	2016	2015	2016	2015
Same-store office buildings	272	272	90.6%	91.2%	$31	$31

Segment NOI - All Other

All other increased in 2016 over the prior year due primarily to a February 2016 $140.0 million secured mezzanine loan investment that has an annual interest rate of 9.95%, partially offset by decreased interest income due to loans repaid during 2016.

Interest Expense

The $7.8 million decrease in total interest expense, including interest allocated to discontinued operations of $60.4 million for the year ended December 31, 2015, is attributed primarily to an $11.5 million reduction in interest due to lower debt balances, partially offset by a $3.7 million increase due to higher effective interest rates, including the amortization of any fair value adjustments. Our effective interest rate was 3.63% for 2016, compared to 3.60% for 2015.

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

Merger-Related Expenses and Deal Costs

The $78.3 million decrease in merger-related expenses and deal costs in 2016 over the prior year is primarily due to the January 2015 acquisition of American Realty Capital Healthcare Trust, Inc. and the August 2015 acquisition of Ardent Health Services, Inc., partially offset by costs incurred relating to the September 2016 Life Sciences Acquisition.

Income Tax Benefit

Income tax benefit for 2016 was due primarily to losses of certain TRS entities, the reversal of a net deferred tax liability at one TRS and the release of a tax reserve. Income tax benefit for 2015 was due primarily to the income tax benefit of ordinary losses of certain TRS entities. The TRS losses were mainly attributable to the depreciation and amortization of fixed and intangible assets recorded as deferred tax liabilities in purchase accounting.

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

The following table summarizes our FFO and normalized FFO for each of the five years ended December 31, 2017. Our normalized FFO for the year ended December 31, 2017 increased over the prior year due primarily to improved property performance and accretive investments.

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands)
Income from continuing operations	$643,949	$554,209	$389,539	$359,296	$375,498
Discontinued operations	(110)	(922)	11,103	99,735	79,171
Gain on real estate dispositions	717,273	98,203	18,580	17,970	—
Net income	1,361,112	651,490	419,222	477,001	454,669
Net income attributable to noncontrolling interests	4,642	2,259	1,379	1,234	1,160
Net income attributable to common stockholders	1,356,470	649,231	417,843	475,767	453,509
Adjustments:
Real estate depreciation and amortization	881,088	891,985	887,126	718,649	624,245
Real estate depreciation related to noncontrolling interests	(7,565)	(7,785)	(7,906)	(10,314)	(10,512)
Real estate depreciation related to unconsolidated entities	4,231	5,754	7,353	5,792	6,543
(Gain) loss on real estate dispositions related to unconsolidated entities	(1,057)	(439)	19	—	—
(Gain) loss on re-measurement of equity interest upon acquisition, net	(3,027)	—	176	—	(1,241)
Gain on real estate dispositions related to noncontrolling interests	18	—	—	—	—
Gain on real estate dispositions	(717,273)	(98,203)	(18,580)	(17,970)	—
Discontinued operations:
Loss (gain) on real estate dispositions	—	1	(231)	(1,494)	(4,059)
Depreciation on real estate assets	—	—	79,608	103,250	139,973
FFO attributable to common stockholders	1,512,885	1,440,544	1,365,408	1,273,680	1,208,458
Adjustments:
Change in fair value of financial instruments	(41)	62	460	5,121	449
Non-cash income tax benefit	(22,387)	(34,227)	(42,384)	(9,431)	(11,828)
Effect of the 2017 Tax Act	(36,539)	—	—	—	—
Loss on extinguishment of debt, net	839	2,779	15,797	5,013	1,048
Gain on non-real estate dispositions related to unconsolidated entities	(39)	(557)	—	—	—
Merger-related expenses, deal costs and re-audit costs	14,823	28,290	152,344	54,389	21,560
Amortization of other intangibles	1,458	1,752	2,058	1,246	1,022
Other items related to unconsolidated entities	3,188	—	—	—	—
Non-cash impact of changes to equity plan	5,453	—	—	—	—
Natural disaster expenses (recoveries), net	11,601	—	—	—	—
Normalized FFO attributable to common stockholders	$1,491,241	$1,438,643	$1,493,683	$1,330,018	$1,220,709

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses and net expenses or recoveries related to natural disasters, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income from continuing operations	$643,949	$554,209	$389,539
Discontinued operations	(110)	(922)	11,103
Gain on real estate dispositions	717,273	98,203	18,580
Net income	1,361,112	651,490	419,222
Net income attributable to noncontrolling interests	4,642	2,259	1,379
Net income attributable to common stockholders	1,356,470	649,231	417,843
Adjustments:
Interest	448,196	419,740	427,542
Loss on extinguishment of debt, net	754	2,779	14,411
Taxes (including amounts in general, administrative and professional fees)	(57,307)	(29,129)	(37,112)
Depreciation and amortization	887,948	898,924	973,665
Non-cash stock-based compensation expense	26,543	20,958	19,537
Merger-related expenses, deal costs and re-audit costs	12,653	25,141	150,290
Net income (loss) attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(12,975)	(12,654)	(12,722)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	32,219	25,246	18,806
Gain on real estate dispositions	(717,273)	(98,202)	(18,811)
Unrealized foreign currency gains	(612)	(1,440)	(1,727)
Changes in fair value of financial instruments	(61)	51	460
(Gain) loss on re-measurement of equity interest upon acquisition, net	(3,027)	—	176
Natural disaster expenses (recoveries), net	11,601	—	—
Adjusted EBITDA	$1,985,129	$1,900,645	$1,952,358

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the years ended December 31, 2017, 2016 and 2015:

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income from continuing operations	$643,949	$554,209	$389,539
Discontinued operations	(110)	(922)	11,103
Gain on real estate dispositions	717,273	98,203	18,580
Net income	1,361,112	651,490	419,222
Net income attributable to noncontrolling interests	4,642	2,259	1,379
Net income attributable to common stockholders	1,356,470	649,231	417,843
Adjustments:
Interest and other income	(6,034)	(876)	(1,115)
Interest	448,196	419,740	427,542
Depreciation and amortization	887,948	898,924	973,665
General, administrative and professional fees	135,490	126,875	128,044
Loss on extinguishment of debt, net	754	2,779	14,411
Merger-related expenses and deal costs	10,645	25,556	149,346
Other	20,052	9,988	19,577
Net income attributable to noncontrolling interests	4,642	2,259	1,499
Loss (income) from unconsolidated entities	561	(4,358)	1,420
Income tax benefit	(59,799)	(31,343)	(39,284)
Gain on real estate dispositions	(717,273)	(98,202)	(18,811)
NOI (including amounts in discontinued operations)	2,081,652	2,000,573	2,074,137
Discontinued operations	—	—	(198,996)
NOI (excluding amounts in discontinued operations)	$2,081,652	$2,000,573	$1,875,141

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

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of December 31,
	2017	2016	2015
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$8,218,369	$7,854,264	$7,534,459
Floating to fixed rate swap on term loan	200,000	200,000	—
Mortgage loans and other(1)	1,010,517	1,426,837	1,554,062
Variable rate:
Fixed to floating rate swap on senior notes	400,000	—	—
Unsecured revolving credit facility	535,832	146,538	180,683
Unsecured term loans, unhedged portion	700,000	1,271,215	1,568,477
Secured revolving construction credit facility	2,868	—	—
Mortgage loans and other(1)	298,047	292,060	433,339
Total	$11,365,633	$11,190,914	$11,271,020
Percent of total debt:
Fixed rate:
Senior notes and other, unhedged portion	72.3%	70.2%	66.9%
Floating to fixed rate swap on term loan	1.8	1.8	—
Mortgage loans and other(1)	8.9	12.7	13.8
Variable rate:
Fixed to floating rate swap on senior notes	3.5	—	—
Unsecured revolving credit facility	4.7	1.3	1.6
Unsecured term loans, unhedged portion	6.2	11.4	13.9
Secured revolving construction credit facility	0.0	—	—
Mortgage loans and other(1)	2.6	2.6	3.8
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.7%	3.6%	3.5%
Floating to fixed rate swap on term loan	2.1	2.2	—
Mortgage loans and other(1)	5.2	5.6	5.7
Variable rate:
Fixed to floating rate swap on senior notes	2.3	—	—
Unsecured revolving credit facility	2.3	1.9	1.4
Unsecured term loans, unhedged portion	2.3	1.7	1.4
Secured revolving construction credit facility	3.1	—	—
Mortgage loans and other(1)	2.9	2.1	2.0
Total	3.6	3.6	3.5

(1)
Excludes mortgage debt of $57.4 million and $22.9 million related to real estate assets classified as held for sale as of December 31, 2017 and 2015, respectively. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $549.9 million notional amount of interest rate swaps with maturities ranging from March 2018 to January 2023 that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $250.9 million notional amount of interest rate swaps with maturities ranging from October 2018 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap.

In July 2016, we entered into $225 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates between July and the September issuance of 3.25% senior notes due 2026. On the issuance date, we realized a gain of $1.9 million from these swaps that is being recognized over the life of the notes using an effective interest method.

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

In December 2017, we entered into a total of $75 million of notional forward starting swaps with an effective date of February 15, 2018 and a maturity of February 15, 2028, that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt.  The rate on the notional amounts was locked at a weighted average rate of 2.3705%

The increase in our outstanding variable rate debt at December 31, 2017 compared to December 31, 2016 is primarily attributable to the $400.0 million notional amount interest rate swap mentioned above and increased borrowings under our unsecured revolving credit facility, partially offset by term loan repayments.

Pursuant to the terms of certain leases with one of our tenants, if interest rates increase on certain variable rate debt that we have totaling $80.0 million as of December 31, 2017, our tenant is required to pay us additional rent (on a dollar-for-dollar basis) in an amount equal to the increase in interest expense resulting from the increased interest rates. Therefore, the increase in interest expense related to this debt is equally offset by an increase in additional rent due to us from the tenant. Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of December 31, 2017, interest expense for 2018 would increase by approximately $18.2 million, or $0.05 per diluted common share.

As of December 31, 2017 and 2016, our joint venture partners’ aggregate share of total debt was $76.7 million and $80.9 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $90.3 million and $122.0 million as of December 31, 2017 and 2016, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of December 31, 2017 and 2016:

	As of December 31,
	2017	2016
	(In thousands)
Gross book value	$9,428,886	$9,481,101
Fair value(1)	9,640,893	9,600,621
Fair value reflecting change in interest rates(1):
-100 basis points	10,148,313	10,117,238
+100 basis points	9,184,409	9,133,292

(1)
The change in fair value of our fixed rate debt from December 31, 2016 to December 31, 2017 was due primarily to changes in the fair market value interest rates and 2017 senior note issuances, partially offset by repayments of senior notes and fixed rate mortgage debt.

As of December 31, 2017 and 2016, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.3 billion and $709.6 million, respectively. See “NOTE 6—LOANS RECEIVABLE AND INVESTMENTS” and “NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the year ended December 31, 2017 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the year ended December 31, 2017 would decrease or increase, as applicable, by less than $0.01 per share or 0.1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

During the year ended December 31, 2017, the amount of foreign currency translation loss included in accumulated other comprehensive loss on our Consolidated Balance Sheets decreased by $20.6 million, primarily as a result of the remeasurement of our properties located in the United Kingdom.

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

	As of December 31,
	2017	2016
Investment mix by asset type(1):
Seniors housing communities	60.2%	61.8%
MOBs	19.7	20.7
Life science and innovation centers	7.4	6.1
Health systems	5.4	5.6
IRFs and LTACs	1.7	1.7
SNFs	0.7	1.4
Secured loans receivable and investments, net	4.9	2.7
Investment mix by tenant, operator and manager(1):
Atria	22.3%	22.6%
Sunrise	10.8	11.3
Brookdale Senior Living	7.5	8.1
Ardent	4.9	5.1
Kindred	1.1	1.8
All other	53.4	51.1

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Year Ended December 31,
	2017	2016	2015
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	51.6%	53.6%	55.1%
Brookdale Senior Living(2)	4.7	4.8	5.3
Ardent	3.1	3.1	1.3
Kindred	4.7	5.4	5.7
All others	35.7	33.1	32.6
Adjusted EBITDA(3):
Senior living operations	28.7%	30.9%	29.7%
Brookdale Senior Living(2)	7.6	7.9	8.2
Ardent	5.1	5.1	2.0
Kindred	7.7	8.9	8.8
All others	50.9	47.2	51.3
NOI(4):
Senior living operations	28.5%	30.2%	32.1%
Brookdale Senior Living(2)	8.0	8.3	9.3
Ardent	5.3	5.3	2.3
Kindred	8.1	9.2	9.9
All others	49.9	47.0	46.4
Operations mix by geographic location(5):
California	15.3%	15.3%	15.4%
New York	8.6	8.8	8.8
Texas	5.8	6.3	6.1
Illinois	4.8	4.9	4.9
Florida	4.4	4.5	4.6
All others	61.1	60.2	60.2

(1)
Total revenues include medical office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes one seniors housing community included in the senior living operations reportable business segment.

(3)	Includes amounts in discontinued operations.

(4)	Excludes amounts in discontinued operations.

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Annual Report on Form 10-K for additional disclosure and reconciliations of income from continuing operations, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

We derive a significant portion of our revenues by leasing assets under long-term triple-net leases in which the rental rate is generally fixed with annual escalators, subject to certain limitations. Some of our triple-net lease escalators are contingent upon the satisfaction of specified facility revenue parameters or based on increases in the Consumer Price Index (“CPI”), with caps, floors or collars. We also earn revenues directly from individual residents in our seniors housing communities that are managed by independent operators, such as Atria and Sunrise, and tenants in our office buildings. For the year ended December 31, 2017, 52.9% of our Adjusted EBITDA (including amounts in discontinued operations) was derived from our senior living operations and office operations, for which rental rates may fluctuate more frequently upon lease rollovers and renewals due to shorter term leases and changing economic or market conditions.

The concentration of our triple-net leased properties segment revenues and operating income that are attributed to Brookdale Senior Living, Ardent and Kindred creates credit risk. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. See “Risk Factors—Risks Arising from Our Business—Our leases and other agreements with Brookdale Senior Living, Ardent and Kindred account for a significant portion of our revenues and operating income; any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to satisfy its obligations under our agreements could have a Material Adverse Effect on us” included in Part I, Item 1A of this Annual Report on Form 10-K and “NOTE 3—CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

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

Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants. However, we rely on our managers’ personnel, expertise, technical resources and information systems, proprietary information, good faith and judgment to manage our senior living operations efficiently and effectively. We also rely on Atria and Sunrise to set appropriate resident fees, to provide accurate property-level financials results for our properties in a timely manner and otherwise operate our seniors housing communities in compliance with the terms of our management agreements and all applicable laws and regulations. Although we have various rights as the property owner under our management agreements, including various rights to terminate and exercise remedies under the agreements as provided therein, Atria’s or Sunrise’s failure, inability or unwillingness to satisfy its respective obligations under those agreements, to efficiently and effectively manage our properties or to provide timely and accurate accounting information with respect thereto could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Business—The properties managed by Atria and Sunrise account for a significant portion of our revenues and operating income; adverse developments in Atria’s or Sunrise’s business and affairs or financial condition could have a Material Adverse Effect on us” and “—We have rights to terminate our management agreements with Atria and Sunrise in whole or with respect to specific properties under certain circumstances, and we may be unable to replace Atria or Sunrise if our management agreements are terminated or not renewed” included in Part I, Item 1A of this Annual Report on Form 10-K.

Our 34% ownership interest in Atria entitles us to certain rights and minority protections, as well as the right to appoint two of six members on the Atria Board of Directors.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a Material Adverse Effect on us. During the year ended December 31, 2017, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period. See “Risk Factors—Risks Arising from Our Business—If we must replace any of our tenants or operators, we might be unable to reposition the properties on as favorable terms, or at all, and we could be subject to delays, limitations and expenses, which could have a Material Adverse Effect on us” included in Part I, Item IA of this Annual Report on Form 10-K.

The following table summarizes our triple-net lease expirations currently scheduled to occur over the next ten years (excluding leases related to assets classified as held for sale as of December 31, 2017):

	Number of Properties	2017 Annual Rental Income	% of 2017 Total Triple-Net Leased Properties Segment Rental Income
	(Dollars in thousands)
2018	—	$—	—%
2019	70	120,625	14.4
2020	42	36,129	4.3
2021	53	52,509	6.3
2022	26	18,536	2.2
2023	10	30,542	3.6
2024	36	22,487	2.7
2025	59	128,433	15.3
2026	47	42,632	5.1
2027	7	8,625	1.0

Liquidity and Capital Resources

As of December 31, 2017, we had a total of $81.4 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of December 31, 2017, we also had escrow deposits and restricted cash of $106.9 million, $2.4 billion of unused borrowing capacity available under our unsecured revolving credit facility and $397.1 million of unused borrowing capacity available under our secured revolving credit facility.

During 2017, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, proceeds from asset sales and cash on hand.

For the next 12 months, our principal liquidity needs are to: (i) fund operating expenses; (ii) meet our debt service requirements; (iii) repay maturing mortgage and other debt, including $700.0 million of senior notes; (iv) fund capital expenditures; (v) fund acquisitions, investments and commitments, including development and redevelopment activities; and (vi) make distributions to our stockholders and unitholders, as required for us to continue to qualify as a REIT. In addition, we may elect to prepay outstanding indebtedness prior to maturity based on our analysis of various factors. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities. However, an inability to access liquidity through multiple capital sources concurrently could have a Material Adverse Effect on us. See “Risk Factors—Risks Arising from Our Capital Structure—Limitations on our ability to access capital could have an adverse effect on our ability to make required payments on our debt obligations, make distributions to our stockholders or make future investments necessary to implement our business strategy” included in Part I, Item 1A of this Annual Report on Form 10-K.

Credit Facilities and Unsecured Term Loans

    In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility was also comprised of our $200.0 million term loan that was scheduled to mature in 2018 and our $278.6 million term loan that was scheduled to mature in 2019. The 2018 and 2019 term loans were priced at LIBOR plus 1.05%. In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans, and recognized a loss on extinguishment of debt of $0.5 million. See "NOTE 5—DISPOSITIONS” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K.

The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of December 31, 2017, we had $535.8 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of December 31, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.

In September 2017, we entered into a new $400.0 million secured revolving construction credit facility which matures in 2022 and will be primarily used to finance life science and innovation center and other construction projects. As of December 31, 2017, we had $2.9 million borrowings outstanding under the secured revolving construction credit facility.

The agreements governing our credit facilities require us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2017.

Senior Notes

As of December 31, 2017, we had $7.6 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), and guaranteed by Ventas, Inc. outstanding as follows:

•	$700.0 million principal amount of 2.00% senior notes due 2018 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$600.0 million principal amount of 4.00% senior notes due 2019 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$500.0 million principal amount of 2.700% senior notes due 2020 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$700.0 million principal amount of 4.750% senior notes due 2021 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$600.0 million principal amount of 4.25% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$500.0 million principal amount of 3.25% senior notes due 2022 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•$400.0 million principal amount of 3.125% senior notes due 2023;

•$400.0 million principal amount of 3.100% senior notes due 2023;

•	$400.0 million principal amount of 3.750% senior notes due 2024;

•	$600.0 million principal amount of 3.500% senior notes due 2025;

•	$500.0 million principal amount of 4.125% senior notes due 2026;

•	$450.0 million principal amount of 3.25% senior notes due 2026;

•	$400.0 million principal amount of 3.850% senior notes due 2027;

•	$258.8 million principal amount of 5.45% senior notes due 2043 (co-issued with Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation);

•	$300.0 million principal amount of 5.70% senior notes due 2043; and

•	$300.0 million principal amount of 4.375% senior notes due 2045.

As of December 31, 2017, we had $75.4 million aggregate principal amount of senior notes of our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, outstanding as follows:

•	$52.4 million principal amount of 6.90% senior notes due 2037 (subject to earlier repayment at the option of the holder); and

•	$23.0 million principal amount of 6.59% senior notes due 2038 (subject to earlier repayment at the option of the holder).

In addition, as of December 31, 2017, we had $0.9 billion aggregate principal amount of senior notes of our wholly owned subsidiary, Ventas Canada Finance Limited, and guaranteed by Ventas, Inc. outstanding as follows:

•	$318.0 million (C$400.0 million) principal amount of 3.00% senior notes, series A due 2019;

•	$198.8 million (C$250.0 million) principal amount of 3.300% senior notes, Series C due 2022;

•	$218.7 million (C$275.0 million) principal amount of 2.55% senior notes, series D due 2023; and

•	$198.8 million (C$250.0 million) principal amount of 4.125% senior notes, series B due 2024.

In May 2016, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.

In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our unsecured revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016 of $94.5 million and recognized a loss on extinguishment of debt of $0.3 million.

In September 2016, Ventas Realty issued and sold $450.0 million aggregate principal amount of 3.25% senior notes due 2026 at a public offering price equal to 99.811% of par, for total proceeds of $449.1 million before the underwriting discount and expenses.

In March 2017, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

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

The indentures governing our outstanding senior notes require us to comply with various financial and other restrictive covenants. See “NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT” of the Notes to Consolidated Financial Statements included in Item 8 of this Annual Report on Form 10-K. We were in compliance with all of these covenants at December 31, 2017.

Mortgage Loan Obligations

At December 31, 2017 and 2016, our consolidated aggregate principal amount of mortgage debt outstanding was $1.3 billion and $1.7 billion, of which our share was $1.2 billion and $1.6 billion, respectively.

For the years ended December 31, 2017, 2016 and 2015, we repaid in full mortgage loans in the aggregate principal amounts of $411.4 million, $337.8 million and $461.9 million, respectively.

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

In July 2016, we entered into $225 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates between July and the September issuance of 3.25% senior notes due 2026. On the issuance date, we realized a gain of $1.9 million from these swaps that is being recognized over the life of the notes using an effective interest method.

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

In December 2017, we entered into a total of $75 million of notional forward starting swaps with an effective date of February 15, 2018 and a maturity of February 15, 2028, that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt.  The rate on the notional amounts was locked at a weighted average rate of 2.3705%

Dividends

In order to continue to qualify as a REIT, we must make annual distributions to our stockholders of at least 90% of our REIT taxable income (excluding net capital gain). In addition, we will be subject to income tax at the regular corporate rate to the extent we distribute less than 100% of our REIT taxable income, including any net capital gains. In 2017, our Board of Directors declared dividends on our common stock aggregating $3.115 per share, which exceeds 100% of our 2017 estimated taxable income after the use of any net operating loss carryforwards. We paid the first three quarterly installments of our 2017 dividend of $0.775 per share during 2017. In December 2017, we declared the fourth quarter cash dividend on our common stock of $0.79 per share, which was paid in January 2018. We intend to pay dividends greater than 100% of our taxable income, after the use of any net operating loss carryforwards, for 2018.

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

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenant, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases or capital expenditures related to our senior living operations and office operations reportable business segments. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of December 31, 2017, we had 14 properties under development pursuant to these agreements, including four properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

For the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our ATM equity offering program for aggregate net proceeds of $73.9 million, after sales agent commissions. As of December 31, 2017, approximately $155.6 million of our common stock remained available for sale under our ATM equity offering program.

Other

We received proceeds of $16.3 million and $20.4 million for the years ended December 31, 2017 and 2016, respectively, from the exercises of outstanding stock options. Future proceeds from the exercises of stock options will be affected primarily by the future trading price of our common stock and the number of options outstanding. The number of options outstanding increased to 5.0 million as of December 31, 2017, from 3.8 million as of December 31, 2016. The weighted average exercise price was $58.57 as of December 31, 2017.

Cash Flows

The following table sets forth our sources and uses of cash flows for the years ended December 31, 2017 and 2016:

	For the Years Ended December 31,		Increase (Decrease) to Cash
	2017	2016	$	%
	(Dollars in thousands)
Cash and cash equivalents at beginning of period	$286,707	$53,023	$233,684	nm
Net cash provided by operating activities	1,442,180	1,372,341	69,839	5.1%
Net cash used in investing activities	(976,517)	(1,234,643)	258,126	20.9
Net cash (used in) provided by financing activities	(671,327)	96,838	(768,165)	nm
Effect of foreign currency translation on cash and cash equivalents	312	(852)	1,164	nm
Cash and cash equivalents at end of period	$81,355	$286,707	(205,352)	(71.6)

nm—not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities increased $69.8 million during the year ended December 31, 2017 over the same period in 2016 due primarily to investments made during 2016 and 2017, partially offset by dispositions during the same periods.

Cash Flows from Investing Activities

Cash used in investing activities decreased $258.1 million during 2017 over 2016 primarily due to decreased investment in real estate property during 2017 and proceeds from the 2017 sale of 36 SNFs owned by us and operated by Kindred, partially offset by the $700.0 million term loan we provided in March 2017 to facilitate Ardent’s acquisition of LHP, increases in development project expenditures and investments in unconsolidated entities and decreased loan receivable payments received during 2017.

Cash Flows from Financing Activities

Cash provided by financing activities decreased $768.2 million during 2017 over 2016 primarily due to increased debt repayments and decreased proceeds from the issuance of common stock during 2017, partially offset by increased senior note issuances and borrowings on our unsecured revolving credit facility during 2017 over 2016.

Contractual Obligations

The following table summarizes the effect that minimum debt (which includes principal and interest payments) and other material noncancelable commitments are expected to have on our cash flow in future periods as of December 31, 2017:

	Total	Less than 1 year(3)	1 - 3 years(4)	3 - 5 years(5)	More than 5 years(6)
	(In thousands)
Long-term debt obligations (1) (2)	$14,444,492	$1,214,444	$3,499,792	$3,252,070	$6,478,186
Operating obligations, including ground lease obligations	738,508	27,498	47,159	40,389	623,462
Total	$15,183,000	$1,241,942	$3,546,951	$3,292,459	$7,101,648

(1)	Amounts represent contractual amounts due, including interest.

(2)	Interest on variable rate debt was based on forward rates obtained as of December 31, 2017.

(3)	Includes $700.0 million outstanding principal amount of our 2.00% senior notes due 2018.

(4)
Includes $600.0 million outstanding principal amount of our 4.00% senior notes due 2019, $318.0 million outstanding principal amount of our 3.00% senior notes, series A due 2019, $500.0 million outstanding principal amount of our 2.700% senior notes due 2020, and $900.0 million of borrowings under our unsecured term loan due 2020.

(5)
Includes $535.8 million of borrowings outstanding on our unsecured revolving credit facility, $2.9 million of borrowings outstanding on our secured revolving construction credit facility, $700.0 million outstanding principal amount of our 4.750% senior notes due 2021, $600.0 million outstanding principal amount of our 4.25% senior notes due 2022, $500.0 million outstanding principal amount of our 3.250% senior notes due 2022 and $198.8 million outstanding principal amount of our 3.300% senior notes, Series C due 2022.

(6)
Includes $4.4 billion aggregate principal amount outstanding of our senior notes maturing between 2023 and 2045. $52.4 million aggregate principal amount outstanding of our 6.90% senior notes due 2037 are subject to repurchase, at the option of the holders, on October 1, 2027, and $23.0 million aggregate principal amount outstanding of our 6.59% senior notes due 2038 are subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

As of December 31, 2017, we had $16.8 million of unrecognized tax benefits that are excluded from the table above, as we are unable to make a reasonable reliable estimate of the period of cash settlement, if any, with the respective tax authority.

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

ITEM 8.    Financial Statements and Supplementary Data
Ventas, Inc.
Index to Consolidated Financial Statements and Financial Statement Schedules

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act of 1934, as amended. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management has concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.

The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors
Ventas, Inc.:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Ventas, Inc. and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three‑year period ended December 31, 2017, and the related notes and financial statement schedules II, III and IV (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three‑year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 9, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2014.

Chicago, Illinois
February 9, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the stockholders and board of directors
Ventas, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Ventas, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes and financial statement schedules II, III, and IV (collectively, the “consolidated financial statements”), and our report dated February 9, 2018 expressed an unqualified opinion on those consolidated financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on the Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Chicago, Illinois
February 9, 2018

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS

	As of December 31,
	2017	2016
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,147,621	$2,089,591
Buildings and improvements	22,177,088	21,516,396
Construction in progress	343,129	210,599
Acquired lease intangibles	1,537,995	1,510,629
	26,205,833	25,327,215
Accumulated depreciation and amortization	(5,617,453)	(4,932,461)
Net real estate property	20,588,380	20,394,754
Secured loans receivable and investments, net	1,346,359	702,021
Investments in unconsolidated real estate entities	123,639	95,921
Net real estate investments	22,058,378	21,192,696
Cash and cash equivalents	81,355	286,707
Escrow deposits and restricted cash	106,898	80,647
Goodwill	1,034,641	1,033,225
Assets held for sale	100,324	54,961
Other assets	572,945	518,364
Total assets	$23,954,541	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,276,062	$11,127,326
Accrued interest	93,958	83,762
Accounts payable and other liabilities	1,182,552	907,928
Liabilities related to assets held for sale	61,202	1,462
Deferred income taxes	250,092	316,641
Total liabilities	12,863,866	12,437,119
Redeemable OP unitholder and noncontrolling interests	158,490	200,728
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,187 and 354,125 shares issued at December 31, 2017 and 2016, respectively	89,029	88,514
Capital in excess of par value	13,053,057	12,917,002
Accumulated other comprehensive loss	(35,120)	(57,534)
Retained earnings (deficit)	(2,240,698)	(2,487,695)
Treasury stock, 1 share at December 31, 2017 and 2016, respectively	(42)	(47)
Total Ventas stockholders’ equity	10,866,226	10,460,240
Noncontrolling interests	65,959	68,513
Total equity	10,932,185	10,528,753
Total liabilities and equity	$23,954,541	$23,166,600
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$840,131	$845,834	$779,801
Office	753,467	630,342	566,245
	1,593,598	1,476,176	1,346,046
Resident fees and services	1,843,232	1,847,306	1,811,255
Office building and other services revenue	13,677	21,070	41,492
Income from loans and investments	117,608	98,094	86,553
Interest and other income	6,034	876	1,052
Total revenues	3,574,149	3,443,522	3,286,398
Expenses
Interest	448,196	419,740	367,114
Depreciation and amortization	887,948	898,924	894,057
Property-level operating expenses:
Senior living	1,250,065	1,242,978	1,209,415
Office	233,007	191,784	174,225
	1,483,072	1,434,762	1,383,640
Office building services costs	3,391	7,311	26,565
General, administrative and professional fees	135,490	126,875	128,035
Loss on extinguishment of debt, net	754	2,779	14,411
Merger-related expenses and deal costs	10,535	24,635	102,944
Other	20,052	9,988	17,957
Total expenses	2,989,438	2,925,014	2,934,723
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	584,711	518,508	351,675
(Loss) income from unconsolidated entities	(561)	4,358	(1,420)
Income tax benefit	59,799	31,343	39,284
Income from continuing operations	643,949	554,209	389,539
Discontinued operations	(110)	(922)	11,103
Gain on real estate dispositions	717,273	98,203	18,580
Net income	1,361,112	651,490	419,222
Net income attributable to noncontrolling interests	4,642	2,259	1,379
Net income attributable to common stockholders	$1,356,470	$649,231	$417,843
Earnings per common share
Basic:
Income from continuing operations	$1.81	$1.61	$1.18
Net income attributable to common stockholders	3.82	1.88	1.26
Diluted:
Income from continuing operations	$1.80	$1.59	$1.17
Net income attributable to common stockholders	3.78	1.86	1.25
Weighted average shares used in computing earnings per common share:
Basic	355,326	344,703	330,311
Diluted	358,566	348,390	334,007
  See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Net income	$1,361,112	$651,490	$419,222
Other comprehensive income (loss):
Foreign currency translation	20,612	(52,266)	(14,792)
Unrealized loss on government-sponsored pooled loan investments	(437)	(310)	(5,236)
Other	2,239	2,607	(658)
Total other comprehensive income (loss)	22,414	(49,969)	(20,686)
Comprehensive income	1,383,526	601,521	398,536
Comprehensive income attributable to noncontrolling interests	4,642	2,259	1,379
Comprehensive income attributable to common stockholders	$1,378,884	$599,262	$397,157
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Years Ended December 31, 2017, 2016 and 2015

	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Non- controlling Interests	Total Equity
	(In thousands, except per share amounts)
Balance at January 1, 2015	$74,656	$10,119,306	$13,121	$(1,526,388)	$(511)	$8,680,184	$74,213	$8,754,397
Net income	—	—	—	417,843	—	417,843	1,379	419,222
Other comprehensive loss	—	—	(20,686)	—	—	(20,686)	—	(20,686)
Acquisition-related activity	7,103	2,209,202	—	—	—	2,216,305	853	2,217,158
Impact of CCP Spin-Off	—	(1,247,356)	—	—	—	(1,247,356)	(4,717)	(1,252,073)
Net change in noncontrolling interests	—	—	—	—	—	—	(12,530)	(12,530)
Dividends to common stockholders—$3.04 per share	—	—	—	(1,003,413)	—	(1,003,413)	—	(1,003,413)
Issuance of common stock	1,797	489,227	—	—	—	491,024	—	491,024
Issuance of common stock for stock plans	23	6,068	—	—	5,945	12,036	—	12,036
Change in redeemable noncontrolling interests	—	(374)	—	—	—	(374)	1,902	1,528
Adjust redeemable OP unitholder interests to current fair value	—	7,831	—	—	—	7,831	—	7,831
Redemption of OP units	—	1,719	—	—	—	1,719	—	1,719
Grant of restricted stock, net of forfeitures	—	17,215	—	—	(8,001)	9,214	—	9,214
Balance at December 31, 2015	83,579	11,602,838	(7,565)	(2,111,958)	(2,567)	9,564,327	61,100	9,625,427
Net income	—	—	—	649,231	—	649,231	2,259	651,490
Other comprehensive loss	—	—	(49,969)	—	—	(49,969)	—	(49,969)
Impact of CCP Spin-Off	—	640	—	—	—	640	—	640
Net change in noncontrolling interests	—	(2,179)	—	—	—	(2,179)	19,008	16,829
Dividends to common stockholders—$2.965 per share	—	—	—	(1,024,968)	—	(1,024,968)	—	(1,024,968)
Issuance of common stock	4,716	1,281,947	—	—	17	1,286,680	—	1,286,680
Issuance of common stock for stock plans	99	26,594	—	—	2,572	29,265	—	29,265
Change in redeemable noncontrolling interests	—	(1,714)	—	—	—	(1,714)	(13,854)	(15,568)
Adjust redeemable OP unitholder interests to current fair value	—	(21,085)	—	—	—	(21,085)	—	(21,085)
Redemption of OP units	92	22,622	—	—	1,098	23,812	—	23,812
Grant of restricted stock, net of forfeitures	28	7,339	—	—	(1,167)	6,200	—	6,200
Balance at December 31, 2016	88,514	12,917,002	(57,534)	(2,487,695)	(47)	10,460,240	68,513	10,528,753
Net income	—	—	—	1,356,470	—	1,356,470	4,642	1,361,112
Other comprehensive income	—	—	22,414	—	—	22,414	—	22,414
Impact of CCP Spin-Off	—	107	—	—	—	107	—	107
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—	—	—	(1,109,473)	—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276	72,618	—	—	553	73,447	—	73,447
Issuance of common stock for stock plans	87	21,723	—	—	796	22,606	—	22,606
Change in redeemable noncontrolling interests	—	(850)	—	—	—	(850)	6,096	5,246
Adjust redeemable OP unitholder interests to current fair value	—	253	—	—	—	253	—	253
Redemption of OP units	84	19,845	—	—	3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68	23,786	—	—	(4,551)	19,303	—	19,303
Balance at December 31, 2017	$89,029	$13,053,057	$(35,120)	$(2,240,698)	$(42)	$10,866,226	$65,959	$10,932,185
   See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash flows from operating activities:
Net income	$1,361,112	$651,490	$419,222
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amounts in discontinued operations)	887,948	898,924	973,663
Amortization of deferred revenue and lease intangibles, net	(20,537)	(20,336)	(24,129)
Other non-cash amortization	16,058	10,357	5,448
Stock-based compensation	26,543	20,958	19,537
Straight-lining of rental income, net	(23,134)	(27,988)	(33,792)
Loss on extinguishment of debt, net	754	2,779	14,411
Gain on real estate dispositions	(717,273)	(98,203)	(18,811)
Gain on real estate loan investments	(124)	(2,271)	—
Gain on sale of marketable securities	—	—	(5,800)
Income tax benefit	(63,599)	(34,227)	(42,384)
Loss (income) from unconsolidated entities	3,588	(4,358)	1,244
(Gain) loss on re-measurement of equity interests upon acquisition, net	(3,027)	—	176
Distributions from unconsolidated entities	4,676	7,598	23,462
Other	9,240	(1,847)	6,517
Changes in operating assets and liabilities:
(Increase) decrease in other assets	(15,854)	5,560	42,316
Increase in accrued interest	11,068	2,604	19,995
Decrease in accounts payable and other liabilities	(35,259)	(38,699)	(2,244)
Net cash provided by operating activities	1,442,180	1,372,341	1,398,831
Cash flows from investing activities:
Net investment in real estate property	(380,232)	(1,429,112)	(2,650,788)
Investment in loans receivable and other	(748,119)	(158,635)	(171,144)
Proceeds from real estate disposals	537,431	300,561	492,408
Proceeds from loans receivable	101,097	320,082	109,176
Proceeds from sale or maturity of marketable securities	—	—	76,800
Funds held in escrow for future development expenditures	—	—	4,003
Development project expenditures	(299,085)	(143,647)	(119,674)
Capital expenditures	(132,558)	(117,456)	(107,487)
Distributions from unconsolidated entities	6,169	—	—
Investment in unconsolidated entities	(61,220)	(6,436)	(56,986)
Net cash used in investing activities	(976,517)	(1,234,643)	(2,423,692)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	384,783	(35,637)	(723,457)
Net cash impact of CCP Spin-Off	—	—	(128,749)
Proceeds from debt	1,111,649	893,218	2,512,747
Proceeds from debt related to CCP Spin-Off	—	—	1,400,000
Repayment of debt	(1,369,084)	(1,022,113)	(1,435,596)
Purchase of noncontrolling interests	(15,809)	(2,846)	(3,819)
Payment of deferred financing costs	(27,297)	(6,555)	(24,665)
Issuance of common stock, net	73,596	1,286,680	491,023
Cash distribution to common stockholders	(827,285)	(1,024,968)	(1,003,413)
Cash distribution to redeemable OP unitholders	(5,677)	(8,640)	(15,095)
Purchases of redeemable OP units	—	—	(33,188)
Contributions from noncontrolling interests	4,402	7,326	—
Distributions to noncontrolling interests	(11,187)	(6,879)	(12,649)
Other	10,582	17,252	(81)
Net cash (used in) provided by financing activities	(671,327)	96,838	1,023,058
Net (decrease) increase in cash and cash equivalents	(205,664)	234,536	(1,803)
Effect of foreign currency translation on cash and cash equivalents	312	(852)	(522)
Cash and cash equivalents at beginning of period	286,707	53,023	55,348
Cash and cash equivalents at end of period	$81,355	$286,707	$53,023

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental disclosure of cash flow information:
Interest paid including swap payments and receipts	$409,890	$395,138	$391,699
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions:
Real estate investments	$425,906	$69,092	$2,565,960
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	(286,748)	(6,954)	(8,911)
Other assets	(3,716)	90,037	20,090
Debt	75,231	47,641	177,857
Other liabilities	70,878	72,636	54,459
Deferred income tax liability	(14,869)	9,381	52,153
Noncontrolling interests	4,202	22,517	88,085
Equity issued	—	—	2,204,585
Non-cash impact of CCP Spin-Off	—	—	1,256,404
Equity issued for redemption of OP Units and Class C Units	24,002	24,318	—
See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc., an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of December 31, 2017, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 14 properties under development, including four properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of December 31, 2017, we leased a total of 546 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of December 31, 2017, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 297 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of December 31, 2017.

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

In August 2015, we completed the spin-off of most of our post-acute/skilled nursing facility portfolio into an independent, publicly traded REIT named Care Capital Properties, Inc. (“CCP”) (the “CCP Spin-Off”). The historical results of operations of the CCP properties are presented as discontinued operations in the accompanying Consolidated Financial Statements. See “NOTE 5—DISPOSITIONS.”

In September 2016, we completed the acquisition of substantially all of the university affiliated life science and innovation real estate assets of Wexford Science & Technology, LLC (“Wexford”) from affiliates of Blackstone Real Estate Partners VIII, L.P. (together with its affiliates, “Blackstone”) (the “Life Sciences Acquisition”). As a result, we renamed our MOB operations reportable business segment “office operations,” which now includes both MOBs and life science and innovation centers.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	December 31, 2017		December 31, 2016
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$605,150	$199,958	$639,763	$199,674
Ventas Realty Capital Healthcare Trust Operating Partnership, L.P.	—	—	2,143,139	162,426
Other identified VIEs	1,983,124	349,961	1,882,336	354,034
Tax credit VIEs	988,598	221,908	981,752	234,109
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Redeemable OP Unitholder and Noncontrolling Interests
We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and the primary beneficiary of this VIE. As of December 31, 2017, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27.2% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 72.8%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.
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
As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of December 31, 2017 and 2016, the fair value of the redeemable OP Unitholder Interests was $146.3 million and $177.2 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.
Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at December 31, 2017 and 2016. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Historic and New Markets Tax Credits
For certain of our life science and innovation centers, we are party to certain contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”). As of December 31, 2017, we own 11 properties that had syndicated HTCs or NMTCs, or both, to TCIs.
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
Accounting for Real Estate Acquisitions
On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”) which narrows the Financial Accounting Standards Board’s (“FASB”) definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Deferred Financing Costs
We amortize deferred financing costs, which are reported within senior notes payable and other debt on our Consolidated Balance Sheets, as a component of interest expense over the terms of the related borrowings using a method that approximates a level yield. Amortized costs of approximately $18.9 million, $17.9 million and $18.7 million were included in interest expense for the years ended December 31, 2017, 2016 and 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Derivative instruments - With the assistance of a third party, we estimate the fair value of derivative instruments, including interest rate caps, interest rate swaps, and foreign currency forward contracts using level two inputs.

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

Revenue Recognition
Triple-Net Leased Properties and Office Operations
Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At December 31, 2017 and 2016, this cumulative excess totaled $267.6 million (net of allowances of $117.8 million) and $244.6 million (net of allowances of $109.8 million), respectively (excluding properties classified as held for sale).
Certain of our leases provide for periodic increases in base rent only if certain revenue parameters or other substantive contingencies are met. We recognize the increased rental revenue under these leases as the related parameters or contingencies are met, rather than on a straight-line basis over the applicable lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Gain on Sale of Assets
We recognize sales of assets only upon the closing of the transaction with the purchaser. We record payments received from purchasers prior to closing as deposits and classify them as other assets on our Consolidated Balance Sheets. We recognize gains (net of any taxes) on assets sold using the full accrual method upon closing if the collectibility of the sales price is reasonably assured, we are not obligated to perform any significant activities after the sale to earn the profit, we have received adequate initial investment from the purchaser and other profit recognition criteria have been satisfied. We may defer recognition of gains in whole or in part until: (i) the profit is determinable, meaning that the collectibility of the sales price is reasonably assured or the amount that will not be collectible can be estimated; and (ii) the earnings process is virtually complete, meaning that we are not obliged to perform any significant activities after the sale to earn the profit.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
We recognize the tax benefit from an uncertain tax position claimed or expected to be claimed on a tax return only if it is more likely than not that the tax position will be sustained on examination by taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. We recognize interest and penalties, if applicable, related to uncertain tax positions as part of income tax benefit or expense.
Foreign Currency
Certain of our subsidiaries’ functional currencies are the local currencies of their respective foreign jurisdictions. We translate the results of operations of our foreign subsidiaries into U.S. dollars using average rates of exchange in effect during the period, and we translate balance sheet accounts using exchange rates in effect at the end of the period. We record resulting currency translation adjustments in accumulated other comprehensive income, a component of stockholders’ equity, on our Consolidated Balance Sheets, and we record foreign currency transaction gains and losses in other expense in our Consolidated Statements of Income.
Segment Reporting
As of December 31, 2017, 2016 and 2015, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. See “NOTE 19—SEGMENT INFORMATION.”
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
In 2014, the FASB issued ASU 2014-09, Revenue From Contracts With Customers (“ASU 2014-09”, as codified in “ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” While ASC 606 specifically references contracts with customers, it also applied to other transactions such as the sale of real estate. ASC 606 is effective for us beginning January 1, 2018 and we plan to adopt ASC 606 using the modified retrospective method.
We have evaluated all of our revenue streams to identify whether each revenue stream would be subject to the provisions of ASC 606 and any differences in the timing, measurement or presentation of revenue recognition. Based on a review of our various revenue streams, we believe the following items in our Consolidated Statements of Income are subject to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC 606: office building and other services revenue, certain elements of our resident fees and services and gains on the sale of real estate. Our office building and other services revenues are primarily generated by management contracts where we provide management, leasing, marketing, facility development and advisory services. Resident fees and services primarily include amounts related to resident leases (subject to ASC 840, Leases) but also includes revenues generated through point-of-sale transactions that are ancillary to the residents’ contractual rights to occupy living and common-area space at the communities. While these revenue streams are subject to the provisions of ASC 606, we believe that the pattern and timing of recognition of income will be consistent with the current accounting model.
As it relates to gains on sale of real estate, we will apply the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”), and we expect to recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We will no longer apply existing sales criteria in ASC 360, Property, Plant, and Equipment. We will recognize on January 1, 2018, through a cumulative effect adjustment to retained earnings, $31.2 million of deferred gains relating to sales of real estate assets in 2015. Other than the cumulative effect adjustment relating to such deferred gains, the adoption of ASC 606 and ASC 610-20 will not have a significant impact on our Consolidated Financial Statements. Our remaining implementation item includes finalizing revised disclosures in accordance with the new standard.
In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component, if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We are continuing to evaluate this guidance and the impact to us, as both lessor and lessee, on our Consolidated Financial Statements. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.
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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of December 31, 2017, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 22.3%, 10.8%, 7.5%, 4.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of December 31, 2017). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 25.9% and 35.1% of our real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale and properties owned through investments in unconsolidated entities as of December 31, 2017). MOBs, life science and innovation centers, IRFs and LTACs, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 39.0%. Our consolidated properties were located in 46 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of December 31, 2017, with properties in one

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for each of the years ended December 31, 2017, 2016 and 2015.

Triple-Net Leased Properties

The following table reflects our concentration risk for the periods presented:

	For the Year Ended December 31,
	2017	2016	2015
Revenues(1):
Brookdale Senior Living(2)	4.7%	4.8%	5.3%
Ardent	3.1	3.1	1.3
Kindred(3)	4.6	5.4	5.7
NOI:
Brookdale Senior Living(2)	8.0%	8.3%	9.3%
Ardent	5.3	5.3	2.3
Kindred(3)	7.9	9.2	9.9

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Excludes one seniors housing community included in the senior living operations reportable business segment at December 31, 2017.

(3)	Excludes one MOB included in the office operations reportable business segment.

Each of our leases with Brookdale Senior Living, Ardent and Kindred is a triple-net lease that obligates the tenant to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures, and to comply with the terms of the mortgage financing documents, if any, affecting the properties. In addition, each of our Brookdale Senior Living, Ardent and Kindred leases has a corporate guaranty. Brookdale Senior Living has multiple leases with us and those leases contain cross-default provisions tied to each other, as well as lease renewals by lease agreement or by pool of assets.

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the years ended December 31, 2017, 2016 and 2015. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent and Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table sets forth the future contracted minimum rentals, excluding contingent rent escalations, but including straight-line rent adjustments and reserves where applicable, for all of our consolidated triple-net and office building leases as of December 31, 2017 (excluding properties classified as held for sale as of December 31, 2017):

	Brookdale Senior Living	Ardent	Kindred	Other	Total
	(In thousands)
2018	$162,346	$113,361	$126,087	$966,445	$1,368,239
2019	151,999	113,361	126,127	912,556	1,304,043
2020	35,192	113,361	126,169	860,246	1,134,968
2021	14,071	113,361	126,211	799,658	1,053,301
2022	3,339	113,361	126,254	699,060	942,014
Thereafter	7,498	1,435,906	247,566	3,580,776	5,271,746
Total	$374,445	$2,002,711	$878,414	$7,818,741	$11,074,311

Senior Living Operations

As of December 31, 2017, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 273 of our 297 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY

The following summarizes our acquisition and development activities during 2017, 2016 and 2015. We acquire and invest in seniors housing and healthcare properties primarily to achieve an expected yield on our investment, to grow and diversify our portfolio and revenue base, and to reduce our dependence on any single tenant, operator or manager, geographic location, asset type, business model or revenue source.

2017 Acquisitions

During the year ended December 31, 2017, we acquired 15 triple-net leased properties (including six assets previously owned by an equity method investee), four properties reported within our office operations reportable business segment (three life science, research and medical assets and one MOB) and three seniors housing communities (reported within our senior living operations reportable business segment) for an aggregate purchase price of $691.3 million. Each of these acquisitions was accounted for as an asset acquisition.

During the year ended December 31, 2017, we completed the development of one triple-net leased property, representing $6.9 million of net real estate property on our Consolidated Balance Sheets.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated Fair Value

We accounted for our 2016 acquisitions under the acquisition method in accordance with ASC 805, Business Combinations (“ASC 805”). The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed in our 2016 real estate acquisitions, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Office Operations	Total
	(In thousands)
Land and improvements	$1,579	$63,526	$65,105
Buildings and improvements	12,558	1,311,676	1,324,234
Acquired lease intangibles	163	200,022	200,185
Other assets	—	99,777	99,777
Total assets acquired	14,300	1,675,001	1,689,301
Notes payable and other debt	—	47,641	47,641
Intangible liabilities	—	103,769	103,769
Other liabilities	380	64,792	65,172
Total liabilities assumed	380	216,202	216,582
Noncontrolling interest assumed	—	24,656	24,656
Net assets acquired	13,920	1,434,143	1,448,063
Cash acquired	—	19,119	19,119
Total cash used	$13,920	$1,415,024	$1,428,944

For certain acquisitions, the determination of fair values of the assets acquired and liabilities assumed has changed. We made certain adjustments during 2017 due primarily to reclassification adjustments for presentation and adjustments to our valuation assumptions. The changes to our valuation assumptions were based on more accurate information concerning the subject assets and liabilities. None of these changes had a material impact on our Consolidated Financial Statements.

Aggregate Revenue and NOI

For the year ended December 31, 2016, aggregate revenue and NOI derived from our completed 2016 acquisitions during our period of ownership were $55.7 million and $37.7 million, respectively.

Transaction Costs

Prior to our adoption of ASU 2017-01, transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. During 2016, we expensed as incurred $19.1 million related to our completed 2016 transactions.

2015 Acquisitions

HCT Acquisition

In January 2015, we acquired American Realty Capital Healthcare Trust, Inc. (“HCT”) in a stock and cash transaction, which added 152 properties to our portfolio. At the effective time of the merger, each share of HCT common stock outstanding (other than shares held by us, HCT or our respective subsidiaries, which shares were canceled) was converted into the right to receive either 0.1688 shares of our common stock (with cash paid in lieu of fractional shares) or $11.33 per share in cash, at the election of each HCT shareholder. Shares of HCT common stock for which a valid election was not made were converted into the stock consideration. We funded the transaction through the issuance of approximately 28.4 million shares of our common stock and 1.1 million limited partnership units that were redeemable for shares of our common stock and the payment of approximately $11 million in cash (excluding cash in lieu of fractional shares). In addition, we assumed approximately $167

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

million of mortgage debt and repaid approximately $730 million of debt, net of HCT cash on hand. In August 2015, 20 of the properties that we acquired in the HCT acquisition were disposed of as part of the CCP Spin-Off.

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

Estimated Fair Value

We accounted for our 2015 acquisitions under the acquisition method in accordance with ASC 805. The following table summarizes the acquisition date fair values of the assets acquired and liabilities assumed, which we determined using level two and level three inputs:

	Triple-Net Leased Properties	Senior Living Operations	Office Operations	Total
	(In thousands)
Land and improvements	$190,566	$70,713	$173,307	$434,586
Buildings and improvements	1,726,063	703,080	1,214,546	3,643,689
Acquired lease intangibles	169,362	83,867	184,540	437,769
Other assets	174,093	272,888	402,734	849,715
Total assets acquired	2,260,084	1,130,548	1,975,127	5,365,759
Notes payable and other debt	—	77,940	99,917	177,857
Other liabilities	45,924	45,408	46,565	137,897
Total liabilities assumed	45,924	123,348	146,482	315,754
Net assets acquired	$2,214,160	$1,007,200	$1,828,645	5,050,005
Redeemable OP unitholder interests assumed				88,085
Cash acquired				59,584
Equity issued				2,216,355
Total cash used				$2,685,981

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Aggregate Revenue and NOI

For the year ended December 31, 2015, aggregate revenue and NOI derived from our 2015 real estate acquisitions during our period of ownership were $327.0 million and $201.9 million, respectively, excluding revenue and NOI for any assets contributed in the CCP Spin-Off.

Transaction Costs

Prior to our adoption of ASU 2017-01, transaction costs are expensed as incurred and included in merger-related expenses and deal costs in our Consolidated Statements of Income. For the year ending December 31, 2015, we expensed as incurred $99.0 million of costs related to our completed 2015 transactions, $4.1 million of which is reported within discontinued operations. These transaction costs exclude any separation costs associated with the CCP Spin-Off (refer to “NOTE 5—DISPOSITIONS”).

NOTE 5—DISPOSITIONS
2017 Activity

During the year ended December 31, 2017, we sold 53 triple-net leased properties, five MOBs and certain vacant land parcels for aggregate consideration of $870.8 million, and we recognized a gain on the sale of these assets of $717.3 million, net of taxes.

SNF Dispositions

In November 2016, we entered into agreements with Kindred providing that Kindred will either acquire all 36 SNFs owned by us and operated by Kindred (the “Ventas SNFs”) for $700 million, in connection with Kindred’s previously announced plan to exit its SNF business; or, renew the current lease on all unpurchased Ventas SNFs not purchased by Kindred by April 30, 2018 until 2025 at the current rent level plus annual escalations. On June 30, 2017, Kindred announced that it had signed definitive agreements to sell its entire SNF business to an affiliate of Blue Mountain Capital Management, LLC and that, as Kindred closes on the sale of its SNFs, Kindred will pay to us its allocable portion of the sale proceeds for a total of approximately $700 million aggregate purchase price for the Ventas SNFs, and we will convey the applicable Ventas SNFs to the ultimate buyer.

During 2017, we sold the 36 Ventas SNFs, included in the 53 triple-net properties described above, for aggregate consideration of approximately $700 million and recognized a gain on the sale of these assets of $657.6 million, net of taxes.

2016 Activity

During the year ended December 31, 2016, we sold 29 triple-net leased properties, one seniors housing community included in our senior living operations reportable business segment and six MOBs for aggregate consideration of $300.8 million. We recognized a gain on the sales of these assets of $98.2 million, net of taxes.

2015 Activity

During 2015, we sold 39 triple-net leased properties and 26 MOBs for aggregate consideration of $541.0 million, including lease termination fees of $6.0 million, included within triple-net leased rental income in our Consolidated Statements of Income. We recognized a gain on the sales of these assets of $46.3 million, net of taxes, of which $27.4 million is being deferred due to one secured loan of $78.4 million and one non-mortgage loan of $20.0 million, we made to the buyers in connection with the sales of certain assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of December 31, 2017 and 2016, including the amounts reported within other assets and accounts payable and other liabilities on our Consolidated Balance Sheets.

	December 31, 2017			December 31, 2016
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Held for Sale
	(Dollars in thousands)
Triple-net leased properties	—	$—	$—	—	$—	$—
Office operations	8	100,324	61,202	7	53,151	1,462
Senior living operations (1)	—	—	—	—	1,810	—
Total	8	$100,324	$61,202	7	$54,961	$1,462

(1)	Includes one vacant land parcel classified as held for sale as December 31, 2016, which was sold during 2017.

Real Estate Impairment

We recognized impairments of $37.5 million, $35.2 million and $42.2 million for the years ended December 31, 2017, 2016 and 2015 respectively, which are recorded primarily as a component of depreciation and amortization and relate primarily to our triple-net leased properties reportable business segment. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognized an impairment in the periods in which our change in intent was made.

CCP Spin-Off

On August 17, 2015, we completed the CCP Spin-Off. In connection with the CCP Spin-Off, we disposed of 355 triple-net leased skilled nursing facilities and other healthcare assets operated by private regional and local care providers. The CCP Spin-Off was effectuated through a distribution of the common shares of CCP to holders of our common stock as of the distribution record date, and qualified as a tax-free distribution to our stockholders. For every four shares of Ventas common stock held as of the distribution record date of August 10, 2015, Ventas stockholders received one CCP common share on August 17, 2015. On August 17, 2015, just prior to the effective time of the spin-off, CCP (as our then wholly owned subsidiary) received approximately $1.4 billion of proceeds from a recently completed term loan and revolving credit facility. CCP paid us a distribution of $1.3 billion from these proceeds. We used this distribution from CCP to pay down our existing debt of $1.1 billion and to pay for a portion of our quarterly installment of dividends to our stockholders of $0.2 billion.

The historical results of operations of the CCP properties as well as the related assets and liabilities have been presented as discontinued operations in the consolidated statements of operations and comprehensive income. Discontinued operations also include separation costs incurred to complete the CCP Spin-Off of $42.3 million for the year ended December 31, 2015. Separation costs for 2015 include $3.5 million of stock-based compensation expense representing the incremental fair value of previously vested stock-based compensation awards as of the spin date. In addition, the assets and liabilities of CCP are presented separately from assets and liabilities from continuing operations in the accompanying consolidated balance sheets. The accompanying consolidated statements of cash flows include within operating, investing and financing cash flows those activities which related to our period of ownership of the CCP properties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities of CCP at the CCP Spin-Off date:

August 17, 2015
(In thousands)
Assets
Net real estate investments	$2,588,255
Cash and cash equivalents	1,749
Goodwill	135,446
Assets held for sale	7,610
Other assets	15,089
Total assets	2,748,149

Liabilities
Accounts payable and other liabilities	217,760
Liabilities related to assets held for sale	985
Total liabilities	218,745

Net assets	$2,529,404
Summarized financial information for CCP discontinued operations for the years ended December 31, 2017, 2016 and 2015 respectively is as follows:

	2017	2016	2015
	(In thousands)
Revenues
Rental income	$—	$—	$196,848
Income from loans and investments	—	—	2,148
Interest and other income	—	—	63
	—	—	199,059
Expenses
Interest	—	—	61,613
Depreciation and amortization	—	—	79,479
General, administrative and professional fees	—	—	9
Merger-related expenses and deal costs	110	922	46,402
Other	—	—	1,332
	110	922	188,835
Net (loss) income from discontinued operations	(110)	(922)	10,224
Net income attributable to noncontrolling interests	—	—	120
Net (loss) income from discontinued operations attributable to common stockholders	$(110)	$(922)	$10,104
Capital and development project expenditures relating to CCP for the year ended December 31, 2015 were $21.8 million. Other than capital and development project expenditures there were no other significant non-cash operating or investing activities relating to CCP.

We and CCP entered into a transition services agreement prior to the CCP Spin-Off pursuant to which we and our subsidiaries provided to CCP, on an interim, transitional basis, various services. The services provided include information technology, accounting and tax services. The overall fee charged by us for such services (the "Service Fee") was $2.5 million for one year. We recognized income of $1.6 million and $0.9 million, for the years ended December 31, 2016 and 2015, respectively, relating to the Service Fee, which was payable in four quarterly installments. The transition services agreement terminated on August 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6—LOANS RECEIVABLE AND INVESTMENTS
As of December 31, 2017 and 2016, we had $1.4 billion and $754.6 million, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of December 31, 2017 and 2016, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of December 31, 2017:
Secured/mortgage loans and other	$1,291,694	$1,291,694	$1,286,322	$—
Government-sponsored pooled loan investments(1)	54,665	53,863	54,665	802
Total investments reported as Secured loans receivable and investments, net	1,346,359	1,345,557	1,340,987	802

Non-mortgage loans receivable, net	59,857	59,857	58,849	—
Total investments reported as Other assets	59,857	59,857	58,849	—
Total loans receivable and investments, net	$1,406,216	$1,405,414	$1,399,836	$802

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of December 31, 2016:
Secured/mortgage loans and other	$646,972	$646,972	$655,981	$—
Government-sponsored pooled loan investments(1)	55,049	53,810	55,049	1,239
Total investments reported as Secured loans receivable and investments, net	702,021	700,782	711,030	1,239

Non-mortgage loans receivable, net	52,544	52,544	53,626	—
Total investments reported as Other assets	52,544	52,544	53,626	—
Total loans receivable and investments, net	$754,565	$753,326	$764,656	$1,239

(1)	Investments in government-sponsored pooled loans have contractual maturity dates in 2023.

2017 Activity

During the year ended December 31, 2017, we received aggregate proceeds of $37.6 million for the partial prepayment and $35.5 million for the full repayment of loans receivable, which resulted in total gains of $0.6 million.

In March 2017, we provided secured debt financing to a subsidiary of Ardent to facilitate Ardent’s acquisition of LHP Hospital Group, Inc., which included a $700.0 million term loan and a $60.0 million revolving line of credit feature (of which $28.0 million was outstanding at December 31, 2017). The LIBOR-based debt financing has a five-year term, a one-year lock out feature and a weighted average interest rate of approximately 9.3% as of December 31, 2017 and is guaranteed by Ardent’s parent company.

2016 Activity

During the year ended December 31, 2016, we received aggregate proceeds of $309.0 million in final repayment of three secured loans receivable and partial repayment of one secured loan receivable and recognized gains of $9.6 million on the repayment of these loans receivable that are recorded in income from loans and investments in our Consolidated Statements of Income for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In February 2016, we made a $140.0 million secured mezzanine loan investment, at par, relating to Class A life sciences properties in California and Massachusetts, that has an annual interest rate of 9.95% and matures in 2021.

In September 2016, we acquired three non-mortgage loans receivable in connection with the Life Sciences Acquisition.

NOTE 7—INVESTMENTS IN UNCONSOLIDATED ENTITIES
We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At December 31, 2017, we had 25% ownership interests in joint ventures that owned 31 properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria and 9.9% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.
With the exception of our interests in Atria and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $6.3 million, $6.7 million and $7.8 million for the years ended December 31, 2017, 2016 and 2015, respectively (which is included in office building and other services revenue in our Consolidated Statements of Income).
In October 2015, we acquired the 95% controlling interests in eight MOBs from a joint venture entity in which we had a 5% interest and that we accounted for as an equity method investment. In connection with this acquisition, we re-measured the fair value of our previously held equity interest and recognized a loss on re-measurement of $0.2 million, which is included in income from unconsolidated entities in our Consolidated Statements of Income.

In February 2017, we acquired the controlling interests in six triple-net leased seniors housing communities for a purchase price of $100.0 million. In connection with this acquisition, we re-measured the fair value of our previously held equity interest, resulting in a gain on re-measurement of $3.0 million, which is included in loss from unconsolidated entities in our Consolidated Statements of Income.

Since the above acquisitions, operations relating to these properties have been consolidated in our Consolidated Statements of Income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8—INTANGIBLES
The following is a summary of our intangibles as of December 31, 2017 and 2016:

	December 31, 2017		December 31, 2016
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$184,775	7.0	$184,993	6.9
In-place and other lease intangibles	1,353,220	23.6	1,325,636	23.6
Goodwill	1,034,641	N/A	1,033,225	N/A
Other intangibles	35,890	12.3	35,783	11.3
Accumulated amortization	(861,452)	N/A	(769,558)	N/A
Net intangible assets	$1,747,074	21.7	$1,810,079	21.5
Intangible liabilities:
Below market lease intangibles	$359,099	13.7	$345,103	14.1
Other lease intangibles	40,141	40.8	40,843	38.5
Accumulated amortization	(160,965)	N/A	(133,468)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$241,843	15.6	$256,046	15.9
N/A—Not Applicable
Above market lease intangibles and in-place and other lease intangibles are included in acquired lease intangibles within real estate investments on our Consolidated Balance Sheets. Other intangibles (including non-compete agreements, trade names and trademarks) are included in other assets on our Consolidated Balance Sheets. Below market lease intangibles, other lease intangibles and purchase option intangibles are included in accounts payable and other liabilities on our Consolidated Balance Sheets. For the years ended December 31, 2017, 2016 and 2015, our net amortization related to these intangibles was $67.2 million, $104.5 million and $142.7 million, respectively. The estimated net amortization related to these intangibles for each of the next five years is as follows:

Estimated Net Amortization
(In thousands)
2018	$55,591
2019	46,137
2020	40,085
2021	37,180
2022	30,580
The table below reflects the carrying amount of goodwill, by segment, as of December 31, 2017:

Goodwill
(In thousands)
Triple-net Leased Properties	$305,261
Senior Living Operations	259,482
Office Operations	469,898
Total Goodwill	$1,034,641

The $1.4 million increase in goodwill during the year ended December 31, 2017 is entirely the result of foreign currency translation in our triple-net leased properties reportable business segment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 9—OTHER ASSETS
The following is a summary of our other assets as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Straight-line rent receivables, net	$267,579	$244,580
Non-mortgage loans receivable, net	59,857	52,544
Other intangibles, net	6,496	8,190
Investment in unconsolidated operating entities	49,738	28,431
Other	189,275	184,619
Total other assets	$572,945	$518,364

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10—SENIOR NOTES PAYABLE AND OTHER DEBT
The following is a summary of our senior notes payable and other debt as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Unsecured revolving credit facility (1)	$535,832	$146,538
Secured revolving construction credit facility due 2022	2,868	—
1.250% Senior Notes due 2017	—	300,000
2.00% Senior Notes due 2018	700,000	700,000
Unsecured term loan due 2018 (2)	—	200,000
Unsecured term loan due 2019 (2)	—	371,215
4.00% Senior Notes due 2019	600,000	600,000
3.00% Senior Notes, Series A due 2019 (3)	318,041	297,841
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes, Series C due 2022 (3)	198,776	186,150
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	—
2.55% Senior Notes, Series D due 2023 (3)	218,653	—
3.750% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (3)	198,776	186,150
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,308,564	1,718,897
Total	11,365,633	11,190,914
Deferred financing costs, net	(73,093)	(61,304)
Unamortized fair value adjustment	12,139	25,224
Unamortized discounts	(28,617)	(27,508)
Senior notes payable and other debt	$11,276,062	$11,127,326

(1)
As of December 31, 2017 and 2016, respectively, $28.7 million and $146.5 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $31.1 million were denominated in British pounds as of December 31, 2017. There were no aggregate borrowings denominated in British pounds as of December 31, 2016.

(2)
As of December 31, 2016, there was $571.2 million of unsecured term loan borrowings under our unsecured credit facility, of which $92.6 million was in the form of Canadian dollars. In August 2017, we repaid the balances then outstanding on the term loans.

(3)	These borrowings are in the form of Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Credit Facilities and Unsecured Term Loans

In April 2017, we entered into an unsecured credit facility comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875%, that replaced our previous $2.0 billion unsecured revolving credit facility priced at LIBOR plus 1.0%. The new unsecured credit facility was also comprised of our $200.0 million term loan that was scheduled to mature in 2018 and our $278.6 million term loan that was scheduled to mature in 2019. The 2018 and 2019 term loans were priced at LIBOR plus 1.05%. In August 2017, we used most of the proceeds from the sale of 22 SNFs to repay the balances then outstanding on the 2018 and 2019 term loans, and recognized a loss on extinguishment of debt of $0.5 million. See "NOTE 5—DISPOSITIONS”.

The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

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

As of December 31, 2017, we had $535.8 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.4 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of December 31, 2017, we also had a $900.0 million term loan due 2020 priced at LIBOR plus 0.975%.

In September 2017, we entered into a new $400.0 million secured revolving construction credit facility which matures in 2022 and will be primarily used to finance life science and innovation center and other construction projects. As of December 31, 2017, there were $2.9 million of borrowings outstanding under the secured revolving construction credit facility.

Senior Notes

As of December 31, 2017, we had outstanding $7.6 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”) ($3.9 billion of which was co-issued by Ventas Realty’s wholly owned subsidiary, Ventas Capital Corporation), approximately $75.4 million aggregate principal amount of senior notes issued by Nationwide Health Properties, Inc. (“NHP”) and assumed by our subsidiary, Nationwide Health Properties, LLC (“NHP LLC”), as successor to NHP, in connection with our acquisition of NHP, and C$1.2 billion aggregate principal amount of senior notes issued by our subsidiary, Ventas Canada Finance Limited. All of the senior notes issued by Ventas Realty and Ventas Canada Finance Limited are unconditionally guaranteed by Ventas, Inc.

In May 2016, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.125% senior notes due 2023 at a public offering price equal to 99.343% of par, for total proceeds of $397.4 million before the underwriting discount and expenses.

In June 2016, we redeemed $455.5 million aggregate principal amount then outstanding of our 1.55% senior notes due September 2016 at a public offering price of 100.335% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $2.1 million. The redemption was funded using proceeds from our May 2016 senior note issuance, cash on hand and borrowings under our unsecured revolving credit facility. In July 2016, we repaid the remaining balance then outstanding of our 1.55% senior notes due September 2016 of $94.5 million and recognized a loss on extinguishment of debt of $0.3 million.

In September 2016, Ventas Realty issued and sold $450.0 million aggregate principal amount of 3.25% senior notes due 2026 at a public offering price equal to 99.811% of par, for total proceeds of $449.1 million before the underwriting discount and expenses.

In March 2017, Ventas Realty issued and sold $400.0 million aggregate principal amount of 3.100% senior notes due 2023 at a public offering price equal to 99.280% of par, for total proceeds of $397.1 million before the underwriting discount and expenses, and $400.0 million aggregate principal amount of 3.850% senior notes due 2027 at a public offering price equal to 99.196% of par, for total proceeds of $396.8 million before the underwriting discount and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NHP LLC’s 6.90% senior notes due 2037 are subject to repurchase at the option of the holders, at par, on October 1, 2027, and its 6.59% senior notes due 2038 are subject to repurchase at the option of the holders, at par, on July 7 in each of 2018, 2023 and 2028.

Mortgages

At December 31, 2017, we had 88 mortgage loans outstanding in the aggregate principal amount of $1.3 billion and secured by 88 of our properties. Of these loans, 77 loans in the aggregate principal amount of $1.0 billion bear interest at fixed rates ranging from 3.0% to 8.6% per annum, and 11 loans in the aggregate principal amount of $298.0 million bear interest at variable rates ranging from 1.1% to 4.6% per annum as of December 31, 2017. At December 31, 2017, the weighted average annual rate on our fixed rate mortgage loans was 5.2%, and the weighted average annual rate on our variable rate mortgage loans was 2.9%. Our mortgage loans had a weighted average maturity of 5.5 years as of December 31, 2017.

During the years ended December 31, 2017, 2016 and 2015, we repaid in full mortgage loans in the aggregate principal amount of $411.4 million, $337.8 million and $461.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Scheduled Maturities of Borrowing Arrangements and Other Provisions

As of December 31, 2017, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2018	$785,871	$—	$21,576	$807,447
2019	1,330,572	—	15,759	1,346,331
2020	1,451,587	—	12,910	1,464,497
2021	772,838	535,832	11,505	1,320,175
2022	1,419,392	—	9,878	1,429,270
Thereafter (2)	4,910,954	—	86,959	4,997,913
Total maturities	$10,671,214	$535,832	$158,587	$11,365,633

(1)	At December 31, 2017, we had $81.4 million of unrestricted cash and cash equivalents, for $454.5 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

The instruments governing our outstanding indebtedness contain covenants that limit our ability and the ability of certain of our subsidiaries to, among other things: (i) incur debt; (ii) make certain dividends, distributions and investments; (iii) enter into certain transactions; and/or (iv) merge, consolidate or sell certain assets. Ventas Realty’s and Ventas Canada Finance Limited’s senior notes also require us and our subsidiaries to maintain total unencumbered assets of at least 150% of our unsecured debt. Our credit facilities also require us to maintain certain financial covenants pertaining to, among other things, our consolidated total leverage, secured debt, unsecured debt, fixed charge coverage and net worth.

As of December 31, 2017, we were in compliance with all of these covenants.

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

As of December 31, 2017, our variable rate debt obligations of $1.9 billion reflect, in part, the effect of $549.9 million notional amount of interest rate swaps with maturities ranging from March 2018 to January 2023 that effectively convert fixed rate debt to variable rate debt. As of December 31, 2017, our fixed rate debt obligations of $9.4 billion reflect, in part, the effect of $250.9 million notional amount of interest rate swaps with maturities ranging from October 2018 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

In February 2016, we entered into a $200 million notional amount interest rate swap with a maturity of August 3, 2020 that effectively converts LIBOR-based floating rate debt to fixed rate debt, setting LIBOR at 1.132% through the maturity date of the swap.

In July 2016, we entered into $225 million notional forward starting swaps that reduced our exposure to fluctuations in interest rates between July and the September issuance of 3.25% senior notes due 2026. On the issuance date, we realized a gain of $1.9 million from these swaps that is being recognized over the life of the notes using an effective interest method.

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

In December 2017, we entered into a total of $75 million of notional forward starting swaps with an effective date of February 15, 2018 and a maturity of February 15, 2028, that reduced our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt.  The rate on the notional amounts was locked at a weighted average rate of 2.3705%.

Unamortized Fair Value Adjustment

As of December 31, 2017, the unamortized fair value adjustment related to the long-term debt we assumed in connection with various acquisitions was $12.1 million and will be recognized as effective yield adjustments over the remaining terms of the instruments. The estimated aggregate amortization of the fair value adjustment related to long-term debt, which is reflected as a reduction of interest expense, was $5.8 million for the year ended December 31, 2017. For each of the next five years the estimated aggregate amortization of the fair value adjustment will be as follows:

Estimated Aggregate Amortization
(In thousands)
2018	$2,821
2019	2,105
2020	1,664
2021	1,058
2022	646

NOTE 11—FAIR VALUES OF FINANCIAL INSTRUMENTS
As of December 31, 2017 and 2016, the carrying amounts and fair values of our financial instruments were as follows:

	2017		2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$81,355	$81,355	$286,707	$286,707
Secured mortgage loans and other, net	1,291,694	1,286,322	646,972	655,981
Non-mortgage loans receivable, net	59,857	58,849	52,544	53,626
Government-sponsored pooled loan investments	54,665	54,665	55,049	55,049
Derivative instruments	7,248	7,248	3,302	3,302
Liabilities:
Senior notes payable and other debt, gross	11,365,633	11,600,750	11,190,914	11,369,440
Derivative instruments	5,435	5,435	2,316	2,316
Redeemable OP Unitholder Interests	146,252	146,252	177,177	177,177
For a discussion of the assumptions considered, refer to “NOTE 2—ACCOUNTING POLICIES.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value amounts. Accordingly, the estimates presented above are not necessarily indicative of the amounts we would realize in a current market exchange.

NOTE 12—STOCK- BASED COMPENSATION
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
During the year ended December 31, 2017, we were permitted to issue shares and grant options, restricted stock and restricted stock units only under the Executive Deferred Stock Compensation Plan, the Nonemployee Directors’ Deferred Stock Compensation Plan and the 2012 Incentive Plan. The 2006 Incentive Plan and the 2006 Stock Plan for Directors (collectively, the “2006 Plans”) expired on December 31, 2012, and no additional grants were permitted under those Plans after that date.
The number of shares initially reserved for issuance and the number of shares available for future grants or issuance under these Plans as of December 31, 2017 were as follows:

•
Executive Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to our executive officers in lieu of the payment of all or a portion of their salary, at their option, and 0.6 million shares were available for future issuance as of December 31, 2017.

•
Nonemployee Directors’ Deferred Stock Compensation Plan—0.6 million shares were reserved initially for issuance to nonemployee directors in lieu of the payment of all or a portion of their retainer and meeting fees, at their option, and 0.5 million shares were available for future issuance as of December 31, 2017.

•
2012 Incentive Plan—10.5 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2012 that were or are subsequently forfeited or expire unexercised) were reserved initially for grants or issuance to employees and non-employee directors, and 4.1 million shares (plus the number of shares or options outstanding under the 2006 Plans as of December 31, 2017 that were or are subsequently forfeited or expire unexercised) were available for future issuance as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On January 18, 2017, the Executive Compensation Committee (the “Compensation Committee”) of our Board of Directors approved a 2017 long-term incentive compensation program for our named executive officers (the “2017 LTIP”) pursuant to the 2012 Incentive Plan. Several changes were made covering 2017, including: (1) in prior years, long-term incentive compensation awards were granted following and based on the satisfaction of specified performance goals (i.e., “retrospective”), and in 2017, performance-based awards made pursuant to the 2017 LTIP generally will be earned at a higher or lower level based on future performance (i.e., “prospective”); and (2) certain transition awards and modified vesting provisions apply. Under the 2017 LTIP, the aggregate target award value for each named executive officer is allocated such that 60% of the value is performance-based, in the form of performance-based restricted stock units, and 40% of the value is in the form of time-based restricted stock units. The Compensation Committee eliminated qualitative or discretionary goals from the 2017 LTIP, which previously comprised 50% of the award opportunity.

Stock Options
In determining the estimated fair value of our stock options as of the date of grant, we used the Black-Scholes option pricing model with the following assumptions:

	2017	2016	2015
Risk-free interest rate	1.69-1.87%	0.93-1.27%	1.02 - 1.38%
Dividend yield	6.00%	5.50%	5.00%
Volatility factors of the expected market price for our common stock	21.5-21.6%	19.1-20.6%	19.0 - 20.0%
Weighted average expected life of options	4.0 years	4.0 years	4.0 years
The following is a summary of stock option activity in 2017:

	Shares (000’s)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)	Intrinsic Value ($000’s)
Outstanding as of December 31, 2016	3,805	$56.05
Options granted	1,626	61.93
Options exercised	(349)	46.70
Options forfeited	(57)	58.87
Outstanding as of December 31, 2017	5,025	58.57	7.2	$19,522
Exercisable as of December 31, 2017	3,407	$57.01	6.5	$18,602
Compensation costs for all share-based awards are based on the grant date fair value and are recognized on a straight-line basis during the requisite service periods, with charges recorded in general and administrative expenses. Compensation costs related to stock options for the years ended December 31, 2017, 2016 and 2015 were $4.8 million, $6.2 million and $4.2 million, respectively.
As of December 31, 2017, we had $2.9 million of total unrecognized compensation cost related to non-vested stock options granted under the Plans. We expect to recognize that cost over a weighted average period of 1.20 years.
The weighted average grant date fair value per share of options issued during the years ended December 31, 2017, 2016 and 2015 was $5.23, $4.73 and $5.89, respectively.
Aggregate proceeds received from options exercised under the Plans for the years ended December 31, 2017, 2016 and 2015 were $16.3 million, $20.4 million and $6.4 million, respectively. The total intrinsic value at exercise of options exercised during the years ended December 31, 2017, 2016 and 2015 was $7.0 million, $8.0 million and $4.7 million, respectively. There was no deferred income tax benefit for stock options exercised.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Restricted Stock and Restricted Stock Units

We recognize the fair value of shares of restricted stock and restricted stock units on the grant date of the award as stock-based compensation expense over the requisite service period, with charges to general and administrative expenses of $21.7 million, $14.7 million and $15.2 million in 2017, 2016 and 2015, respectively. Restricted stock and restricted stock units generally vest over periods ranging from two to five years. If provided in the applicable Plan or award agreement, the vesting of restricted stock and restricted stock units may accelerate upon a change of control (as defined in the applicable Plan) of Ventas and other specified events.

A summary of the status of our non-vested restricted stock and restricted stock units as of December 31, 2017, and changes during the year ended December 31, 2017 follows:

	Restricted Stock (000’s)	Weighted Average Grant Date Fair Value	Restricted Stock Units (000’s)	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2016	312	$57.29	15	$58.70
Granted	283	59.99	409	62.07
Vested	(258)	58.82	(10)	59.59
Forfeited	(18)	58.95	—	—
Nonvested at December 31, 2017	319	$58.36	414	$62.01

As of December 31, 2017, we had $22.5 million of unrecognized compensation cost related to non-vested restricted stock and restricted stock units under the Plans. We expect to recognize that cost over a weighted average period of 1.54 years. The total fair value at the vesting date for restricted stock and restricted stock units that vested during the years ended December 31, 2017, 2016 and 2015 was $16.6 million, $13.9 million and $18.3 million, respectively.

Employee and Director Stock Purchase Plan

We have in effect an Employee and Director Stock Purchase Plan (“ESPP”) under which our employees and directors may purchase shares of our common stock at a discount. Pursuant to the terms of the ESPP, on each purchase date, participants may purchase shares of common stock at a price not less than 90% of the market price on that date (with respect to the employee tax-favored portion of the plan) and not less than 95% of the market price on that date (with respect to the additional employee and director portion of the plan). We initially reserved 3.0 million shares for issuance under the ESPP. As of December 31, 2017, 0.1 million shares had been purchased under the ESPP and 2.9 million shares were available for future issuance.

Employee Benefit Plan

We maintain a 401(k) plan that allows eligible employees to defer compensation subject to certain limitations imposed by the Code. In 2017, we made contributions for each qualifying employee of up to 3.5% of his or her salary, subject to certain limitations. During 2017, 2016 and 2015, our aggregate contributions were approximately $1.4 million, $1.3 million and $1.2 million, respectively.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Although we intend to continue to operate in a manner that will enable us to qualify as a REIT, such qualification depends upon our ability to meet, on a continuing basis, various distribution, stock ownership and other tests. During the years ended December 31, 2017, 2016 and 2015, our tax treatment of distributions per common share was as follows:

	2017	2016	2015
Tax treatment of distributions:
Ordinary income	$1.02814	$2.68216	$3.02368
Qualified ordinary income	0.00337	0.05794	0.01632
Long-term capital gain	1.07836	0.11613	—
Unrecaptured Section 1250 gain	0.21513	0.10877	—
Distribution reported for 1099-DIV purposes	$2.32500	$2.96500	$3.04000
Add: Dividend declared in current year and taxable in following year	0.79000	—	—
Distribution declared per common share outstanding	$3.11500	$2.96500	$3.04000

We believe we have met the annual REIT distribution requirement by payment of at least 90% of our estimated taxable income for 2017, 2016 and 2015. Our consolidated benefit for income taxes for the years ended December 31, 2017, 2016 and 2015 was as follows:

	2017	2016	2015
	(In thousands)
Current - Federal	$(5,672)	$(2,991)	$138
Current - State	1,119	1,241	1,453
Deferred - Federal	(54,396)	(19,539)	(25,962)
Deferred - State	3,237	(3,634)	(3,054)
Current - Foreign	2,307	1,067	953
Deferred - Foreign	(6,394)	(7,487)	(12,812)
Total	$(59,799)	$(31,343)	$(39,284)
The 2017 income tax benefit is primarily due to accounting for the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”), specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a valuation allowance on deferred interest carryforwards, losses of certain TRS entities and the release of a tax reserve. The 2016 income tax benefit was due primarily to losses of certain TRS entities, the reversal of a net deferred tax liability at one TRS and the release of a tax reserve.

Although the TRS entities have paid minimal cash federal income taxes for the year ended December 31, 2017, their federal income tax liabilities may increase in future years as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other business segments grow. Such increases could be significant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A reconciliation of income tax expense and benefit, which is computed by applying the federal corporate tax rate for the years ended December 31, 2017, 2016 and 2015, to the income tax benefit is as follows:

	2017	2016	2015
	(In thousands)
Tax at statutory rate on earnings from continuing operations before unconsolidated entities, noncontrolling interest and income taxes	$204,742	$181,478	$123,086
State income taxes, net of federal benefit	(1,115)	(1,022)	(657)
Increase in valuation allowance from ordinary operations	8,237	3,921	20,978
Decrease in ASC 740 income tax liability	(4,750)	(3,582)	(462)
Tax at statutory rate on earnings not subject to federal income taxes	(231,379)	(209,204)	(185,648)
Foreign rate differential and foreign taxes	6,407	2,094	3,095
Change in tax status of TRS	(690)	(5,629)	—
Effect of the 2017 Tax Act	(41,212)	—	—
Other differences	(39)	601	324
Income tax benefit	$(59,799)	$(31,343)	$(39,284)
Tax Cuts and Jobs Act of 2017
On December 22, 2017, the 2017 Tax Act was signed into law making significant changes to the Internal Revenue Code.  The changes to existing U.S. tax laws as a result of the 2017 Tax Act, which we believe have the most significant impact on the Company’s federal income taxes are as follows:

The 2017 Tax Act reduces the corporate tax rate to 21%, effective January 1, 2018. Consequently, the Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate. We have recorded a decrease related to TRS net deferred tax liabilities of $19.9 million and a decrease to the associated valuation allowances of $44.6 million, with a corresponding net adjustment to deferred income tax benefit of $64.5 million for the year ended December 31, 2017.

The 2017 Tax Act amended the interest expense limitation rules applicable to business entities. An election is available under the 2017 Tax Act to be excluded from the new interest limitation provision for “real property trade or businesses.” We have made a reasonable estimate that the new interest limitation rules may disallow the deferred interest carried forward under the rules prior to the 2017 Tax Act. Consequently, we have recorded a provisional adjustment of $23.3 million for the entire deferred tax asset related to the existing deferred interest carryforward. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

The 2017 Tax Act requires a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. The Company believes that no such tax will be due as there are no accumulated foreign earnings applicable to the mandatory deemed repatriation.

We did not identify items for which the income tax effects of the 2017 Tax Act have not been completed and a reasonable estimate could not be determined as of December 31, 2017. Our analysis of the 2017 Tax Act may be impacted by new legislation, the Congressional Joint Committee Staff, Treasury, or other guidance.  Based on the 2017 Tax Act as enacted, we do not believe there will be further material impacts to the financial statements related to the other 2017 Tax Act provisions but cannot assure you as to the outcome of this matter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2017, 2016 and 2015 are summarized as follows:

	2017	2016	2015
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and the treatment of interests and certain costs	$(300,395)	$(409,803)	$(413,566)
Operating loss and interest deduction carryforwards	146,732	195,415	180,575
Expense accruals and other	12,890	18,185	14,624
Valuation allowance	(109,319)	(120,438)	(120,015)
Net deferred tax liabilities	$(250,092)	$(316,641)	$(338,382)

We established beginning net deferred tax assets and liabilities related to temporary differences between the financial reporting and the tax bases of assets acquired and liabilities assumed (primarily property, intangible and related assets, net of NOL carryforwards), for the years ended December 31, 2017, 2016, and 2015, in connection with the following acquisitions:

	2017	2016	2015
	(In thousands)
2015 HCT acquisition	$—	$—	$(32,336)
2015 UK acquisition	—	—	(18,569)
2016 Life Sciences Acquisition	19,262	(9,446)	—
2017 miscellaneous acquisitions	(4,510)	—	—
Established beginning deferred tax assets or liabilities	$14,752	$(9,446)	$(50,905)

Our net deferred tax liability decreased $66.5 million during 2017 primarily due to accounting for the 2017 Tax Act, specifically a $64.5 million benefit from the reduced U.S. federal corporate tax rate on net deferred tax liabilities and an offsetting expense of $23.3 million to establish a provisional adjustment on deferred interest carryforwards, the impact of TRS operating losses, currency translation adjustments, and purchase accounting adjustments. Our net deferred tax liability decreased $21.7 million during 2016 primarily due to the reversal of a net deferred tax liability at one TRS and the impact of TRS operating losses and currency translation adjustments, offset by $9.4 million of recorded deferred tax liability as a result of the Life Sciences Acquisition.

Due to uncertainty regarding the realization of certain deferred tax assets, we have established valuation allowances, primarily in connection with the NOL carryforwards related to certain TRSs.  The amounts related to NOLs at the TRS entities for 2017, 2016, and 2015 are $67.1 million, $84.7 million and $85.5 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A rollforward of valuation allowances, for the years ended December 31, 2017, 2016 and 2015, is as follows:

	2017	2016	2015
	(In thousands)
Beginning Balance	$120,438	$120,015	$97,550
Additions:
Purchase accounting	—	—	1,002
Expenses(1)	9,277	6,589	21,375
Subtractions:
Deductions(1)	(1,040)	(2,668)	(397)
Effect of the 2017 Tax Act	(21,321)	—	—
State income tax, net of federal impact	956	536	529
Other activity (not resulting in expense or deduction)	1,009	(4,034)	(44)
Ending balance	$109,319	$120,438	$120,015

(1)
Generally, Expenses and Deductions are increases and decreases, respectively, in TRS valuation allowances, the latter being through utilization or release. The net amount equals the increase in valuation allowance on the reconciliation of income tax expense and benefit schedule above.

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

At December 31, 2017, 2016 and 2015, the REIT had NOL carryforwards of $625.8 million, $1.1 billion and $1.1 billion, respectively. Additionally, the REIT has $14.4 million of federal income tax credits that were carried over from acquisitions. These amounts can be used to offset future taxable income (and/or taxable income for prior years if an audit determines that tax is owed), if any. The REIT will be entitled to utilize NOLs and tax credit carryforwards only to the extent that REIT taxable income exceeds our deduction for dividends paid. Certain NOL and credit carryforwards are limited as to their utilization by Section 382 of the Code. The remaining REIT carryforwards begin to expire in 2024.

For the years ended December 31, 2017 and 2016, the net difference between tax bases and the reported amount of REIT assets and liabilities for federal income tax purposes was approximately $4.1 billion and $4.4 billion, respectively, less than the book bases of those assets and liabilities for financial reporting purposes.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service (“IRS”) for the year ended December 31, 2014 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2013 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2013 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for the periods ended in and subsequent to 2016.

The following table summarizes the activity related to our unrecognized tax benefits:

	2017	2016
	(In thousands)
Balance as of January 1	$20,950	$24,135
Additions to tax positions related to prior years	648	222
Subtractions to tax positions related to prior years	(497)	—
Subtractions to tax positions as a result of the lapse of the statute of limitations	(4,336)	(3,407)
Balance as of December 31	$16,765	$20,950

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Included in these unrecognized tax benefits of $16.8 million and $21.0 million at December 31, 2017 and 2016, respectively, were $15.0 million and $19.3 million of tax benefits at December 31, 2017 and 2016, respectively, that, if recognized, would reduce our annual effective tax rate. We accrued interest of $0.2 million related to the unrecognized tax benefits during 2017, but no penalties. We expect our unrecognized tax benefits to decrease by $2.6 million during 2018, as a result of the lapse of the statute of limitations.

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

NOTE 14—COMMITMENTS AND CONTINGENCIES

Proceedings against Tenants, Operators and Managers

From time to time, Atria, Sunrise, Brookdale Senior Living, Ardent, Kindred and our other tenants, operators and managers are parties to certain legal actions, regulatory investigations and claims arising in the conduct of their business and operations. Even though we generally are not party to these proceedings, the unfavorable resolution of any such actions, investigations or claims could, individually or in the aggregate, materially adversely affect such tenants’, operators’ or managers’ liquidity, financial condition or results of operations and their ability to satisfy their respective obligations to us, which, in turn, could have a Material Adverse Effect on us.

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

Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation

From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or life science and innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management that, except as otherwise set forth in this Note 14, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2017, our future minimum lease obligations under non-cancelable operating and ground leases were as follows:

Lease Payments
(In thousands)
2018	$27,498
2019	23,953
2020	23,206
2021	22,651
2022	17,738
Thereafter	623,462
Total	$738,508

NOTE 15—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per common share:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$643,949	$554,209	$389,539
Discontinued operations	(110)	(922)	11,103
Gain on real estate dispositions	717,273	98,203	18,580
Net income	1,361,112	651,490	419,222
Net income attributable to noncontrolling interests	4,642	2,259	1,379
Net income attributable to common stockholders	$1,356,470	$649,231	$417,843
Denominator:
Denominator for basic earnings per share—weighted average shares	355,326	344,703	330,311
Effect of dilutive securities:
Stock options	494	569	360
Restricted stock awards	265	176	41
OP Unitholder interests	2,481	2,942	3,295
Denominator for diluted earnings per share—adjusted weighted average shares	358,566	348,390	334,007
Basic earnings per share:
Income from continuing operations	$1.81	$1.61	$1.18
Net income attributable to common stockholders	3.82	1.88	1.26
Diluted earnings per share:
Income from continuing operations	$1.80	$1.59	$1.17
Net income attributable to common stockholders	3.78	1.86	1.25

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

There were 3.0 million, 1.4 million and 0.9 million anti-dilutive options outstanding for the years ended December 31, 2017, 2016 and 2015, respectively.

NOTE 16—PERMANENT AND TEMPORARY EQUITY

Capital Stock

During the year ended December 31, 2017, we issued and sold 1.1 million shares of common stock under our “at-the-market” (“ATM”) equity offering program for aggregate net proceeds of $73.9 million, after sales agent commissions. As of December 31, 2017, approximately $155.6 million of our common stock remained available for sale under our ATM equity offering program.

For the year ended December 31, 2016, we issued and sold a total of 18.9 million shares of our common stock under our ATM equity offering program and public offerings. Aggregate net proceeds for these activities were $1.3 billion, after sales agent commissions. We used the proceeds to fund a portion of the Life Sciences Acquisition, for working capital and other general corporate purposes. See “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY” for additional information.

In January 2015, in connection with the HCT acquisition, we issued approximately 28.4 million shares of our common stock and 1.1 million Class C Units that were redeemable for our common stock.

For the year ended December 31, 2015, we issued and sold a total of 7.2 million shares of common stock under our ATM equity offering program for aggregate net proceeds of $491.6 million, after sales agent commissions.

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

We have the right to buy the excess shares for a purchase price equal to the lesser of the price per share in the transaction that created the excess shares or the market price on the date we buy the shares, and we may defer payment of the purchase price for the excess shares for up to five years. If we do not purchase the excess shares, the trustee of the trust is required to transfer the excess shares at the direction of the Board of Directors. The owner of the excess shares is entitled to receive the lesser of the proceeds from the sale or the original purchase price for such excess shares, and any additional amounts are payable to the beneficiary of the trust. As of December 31, 2017, there were no shares in the trust.

Our Board of Directors is empowered to grant waivers from the excess share provisions of our Charter.

Accumulated Other Comprehensive Loss

The following is a summary of our accumulated other comprehensive loss as of December 31, 2017 and 2016:

	2017	2016
	(In thousands)
Foreign currency translation	$(45,580)	$(66,192)
Accumulated unrealized gain on government-sponsored pooled loan investments	802	1,239
Other	9,658	7,419
Total accumulated other comprehensive loss	$(35,120)	$(57,534)

The change in foreign currency translation during the year ended December 31, 2017 was due primarily to the remeasurement of our properties located in the United Kingdom.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Redeemable OP Unitholder and Noncontrolling Interests

The following is a rollforward of our redeemable OP Unitholder Interests and noncontrolling interests for 2017:

	Redeemable OP Unitholder Interests	Redeemable Noncontrolling Interests	Total Redeemable OP Unitholder and Noncontrolling Interests
	(In thousands)
Balance as of December 31, 2016	$177,177	$23,551	$200,728
New issuances	—	2,143	2,143
Change in valuation	(2,112)	2,353	241
Distributions and other	(5,677)	—	(5,677)
Redemptions	(23,136)	(15,809)	(38,945)
Balance as of December 31, 2017	$146,252	$12,238	$158,490

During 2017, third party investors redeemed 53,728 OP Units and 341,776 Class C Units for 390,403 shares of Ventas common stock, valued at $24.0 million.

NOTE 17—RELATED PARTY TRANSACTIONS

As disclosed in “NOTE 3—CONCENTRATION OF CREDIT RISK,” Atria provides comprehensive property management and accounting services with respect to our seniors housing communities that Atria operates, for which we pay annual management fees pursuant to long-term management agreements.  Most of our management agreements with Atria have initial terms expiring either July 31, 2024 or December 31, 2027, with successive automatic ten-year renewal periods. The management fees payable to Atria under most of the Atria management agreements range from 4.5% to 5% of revenues generated by the applicable properties, and Atria can earn up to an additional 1% of revenues based on the achievement of specified performance targets. Atria also provides certain construction and development management services relating to various development and redevelopment projects within our seniors housing portfolio. For the years ended December 31, 2017, 2016 and 2015, we incurred fees to Atria of $59.7 million, $58.7 million, and $58.0 million respectively, the majority of which are recorded within property-level operating expenses in our Consolidated Statements of Income.

As disclosed in “NOTE 4—ACQUISITIONS OF REAL ESTATE PROPERTY,” we leased 10 hospital campuses to Ardent pursuant to a single, triple-net master lease agreement. Pursuant to our master lease agreement, Ardent is obligated to pay base rent, which escalates annually by the lesser of four times the increase in the consumer price index for the relevant period and 2.5%.  The initial term of the master lease expires on August 31, 2035 and Ardent has one ten-year renewal option. For the years ended December 31, 2017 and 2016, and the period from the closing of the Ardent Transaction through December 31, 2015, we recognized rental income from Ardent of $110.8 million, $106.9 million, and $42.9 million, respectively. In 2015, as part of the closing, we also paid certain transaction-related fees to Ardent of $40.0 million, which are recorded within merger-related expenses and deal costs in our Consolidated Statements of Income.

These transactions are considered to be arm’s length in nature and on terms consistent with transactions with unaffiliated third parties.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18—QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Summarized unaudited consolidated quarterly information for the years ended December 31, 2017 and 2016 is provided below.

	For the Year Ended December 31, 2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$883,443	$895,490	$899,928	$895,288

Income from continuing operations	$155,912	$152,272	$156,930	$178,835
Discontinued operations	(53)	(23)	(19)	(15)
Gain on real estate dispositions	43,289	719	458,280	214,985
Net income	199,148	152,968	615,191	393,805
Net income attributable to noncontrolling interests	1,021	1,137	1,233	1,251
Net income attributable to common stockholders	$198,127	$151,831	$613,958	$392,554
Earnings per share:
Basic:
Income from continuing operations	$0.44	$0.43	$0.44	$0.50
Net income attributable to common stockholders	0.56	0.43	1.72	1.10
Diluted:
Income from continuing operations	$0.44	$0.42	$0.44	$0.50
Net income attributable to common stockholders	0.55	0.42	1.71	1.09

Dividends declared per share	$0.775	$0.775	$0.775	$0.79

	For the Year Ended December 31, 2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands, except per share amounts)
Revenues	$852,289	$848,404	$867,116	$875,713

Income from continuing operations	$123,339	$137,849	$150,446	$142,575
Discontinued operations	(489)	(148)	(118)	(167)
Gain (loss) on real estate dispositions	26,184	5,739	(144)	66,424
Net income	149,034	143,440	150,184	208,832
Net income attributable to noncontrolling interests	54	278	732	1,195
Net income attributable to common stockholders	$148,980	$143,162	$149,452	$207,637
Earnings per share:
Basic:
Income from continuing operations	$0.37	$0.41	$0.43	$0.40
Net income attributable to common stockholders	0.44	0.42	0.43	0.59
Diluted:
Income from continuing operations	$0.36	$0.40	$0.42	$0.40
Net income attributable to common stockholders	0.44	0.42	0.42	0.58

Dividends declared per share	$0.73	$0.73	$0.73	$0.775

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 19—SEGMENT INFORMATION
As of December 31, 2017, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.
Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. We define segment NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. We consider segment NOI useful because it allows investors, analysts and our management to measure unlevered property-level operating results and to compare our operating results to the operating results of other real estate companies between periods on a consistent basis. In order to facilitate a clear understanding of our historical consolidated operating results, segment NOI should be examined in conjunction with income from continuing operations as presented in our Consolidated Financial Statements and other financial data included elsewhere in this Annual Report on Form 10-K.
Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summary information by reportable business segment is as follows:

	For the Year Ended December 31, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$840,131	$—	$753,467	$—	$1,593,598
Resident fees and services	—	1,843,232	—	—	1,843,232
Office building and other services revenue	4,580	—	7,497	1,600	13,677
Income from loans and investments	—	—	—	117,608	117,608
Interest and other income	—	—	—	6,034	6,034
Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149

Total revenues	$844,711	$1,843,232	$760,964	$125,242	$3,574,149
Less:
Interest and other income	—	—	—	6,034	6,034
Property-level operating expenses	—	1,250,065	233,007	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
Segment NOI	844,711	593,167	524,566	119,208	2,081,652
Income (loss) from unconsolidated entities	845	(61)	503	(1,848)	(561)
Segment profit	$845,556	$593,106	$525,069	$117,360	2,081,091
Interest and other income					6,034
Interest expense					(448,196)
Depreciation and amortization					(887,948)
General, administrative and professional fees					(135,490)
Loss on extinguishment of debt, net					(754)
Merger-related expenses and deal costs					(10,535)
Other					(20,052)
Income tax benefit					59,799
Income from continuing operations					$643,949

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2016
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$845,834	$—	$630,342	$—	$1,476,176
Resident fees and services	—	1,847,306	—	—	1,847,306
Office building and other services revenue	4,921	—	13,029	3,120	21,070
Income from loans and investments	—	—	—	98,094	98,094
Interest and other income	—	—	—	876	876
Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522

Total revenues	$850,755	$1,847,306	$643,371	$102,090	$3,443,522
Less:
Interest and other income	—	—	—	876	876
Property-level operating expenses	—	1,242,978	191,784	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
Segment NOI	850,755	604,328	444,276	101,214	2,000,573
Income from unconsolidated entities	2,363	1,265	590	140	4,358
Segment profit	$853,118	$605,593	$444,866	$101,354	2,004,931
Interest and other income					876
Interest expense					(419,740)
Depreciation and amortization					(898,924)
General, administrative and professional fees					(126,875)
Loss on extinguishment of debt, net					(2,779)
Merger-related expenses and deal costs					(24,635)
Other					(9,988)
Income tax benefit					31,343
Income from continuing operations					$554,209

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	For the Year Ended December 31, 2015
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$779,801	$—	$566,245	$—	$1,346,046
Resident fees and services	—	1,811,255	—	—	1,811,255
Office building and other services revenue	4,433	—	34,436	2,623	41,492
Income from loans and investments	—	—	—	86,553	86,553
Interest and other income	—	—	—	1,052	1,052
Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398

Total revenues	$784,234	$1,811,255	$600,681	$90,228	$3,286,398
Less:
Interest and other income	—	—	—	1,052	1,052
Property-level operating expenses	—	1,209,415	174,225	—	1,383,640
Office building services costs	—	—	26,565	—	26,565
Segment NOI	784,234	601,840	399,891	89,176	1,875,141
(Loss) income from unconsolidated entities	(813)	(526)	369	(450)	(1,420)
Segment profit	$783,421	$601,314	$400,260	$88,726	1,873,721
Interest and other income					1,052
Interest expense					(367,114)
Depreciation and amortization					(894,057)
General, administrative and professional fees					(128,035)
Loss on extinguishment of debt, net					(14,411)
Merger-related expenses and deal costs					(102,944)
Other					(17,957)
Income tax benefit					39,284
Income from continuing operations					$389,539
Assets by reportable business segment are as follows:

	As of December 31,
	2017		2016
	(Dollars in thousands)
Assets:
Triple-net leased properties	$7,778,064	32.4%	$7,627,792	32.9%
Senior living operations	7,654,609	32.0	7,826,262	33.8
Office operations	6,897,696	28.8	6,614,454	28.6
All other assets	1,624,172	6.8	1,098,092	4.7
Total assets	$23,954,541	100.0%	$23,166,600	100.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Capital expenditures:
Triple-net leased properties	$169,661	$74,192	$1,890,245
Senior living operations	149,449	105,614	382,877
Office operations	492,765	1,503,304	604,827
Total capital expenditures	$811,875	$1,683,110	$2,877,949
Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Year Ended December 31,
	2017	2016	2015
	(In thousands)
Revenues:
United States	$3,361,682	$3,242,353	$3,086,449
Canada	186,049	174,831	173,778
United Kingdom	26,418	26,338	26,171
Total revenues	$3,574,149	$3,443,522	$3,286,398

	As of December 31,
	2017	2016
	(In thousands)
Net real estate property:
United States	$19,219,650	$19,105,939
Canada	1,070,903	1,037,105
United Kingdom	297,827	251,710
Total net real estate property	$20,588,380	$20,394,754

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

purpose of meeting our debt service obligations, including our payment guarantees with respect to Ventas Realty’s and Ventas Canada Finance Limited’s senior notes.
The following summarizes our condensed consolidating information as of December 31, 2017 and 2016 and for the years ended December 31, 2017, 2016, and 2015:

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,844	$119,508	$21,937,026	$—	$22,058,378
Cash and cash equivalents	9,828	—	71,527	—	81,355
Escrow deposits and restricted cash	39,816	128	66,954	—	106,898
Investment in and advances to affiliates	14,786,086	2,916,060	—	(17,702,146)	—
Goodwill	—	—	1,034,641	—	1,034,641
Assets held for sale	—	—	100,324	—	100,324
Other assets	55,936	9,458	507,551	—	572,945
Total assets	$14,893,510	$3,045,154	$23,718,023	$(17,702,146)	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,895,641	$2,380,421	$—	$11,276,062
Intercompany loans	7,835,266	(7,127,624)	(707,642)	—	—
Accrued interest	(6,410)	77,691	22,677	—	93,958
Accounts payable and other liabilities	381,512	24,635	776,405	—	1,182,552
Liabilities related to assets held for sale	—	—	61,202	—	61,202
Deferred income taxes	250,092	—	—	—	250,092
Total liabilities	8,460,460	1,870,343	2,533,063	—	12,863,866
Redeemable OP unitholder and noncontrolling interests	—	—	158,490	—	158,490
Total equity	6,433,050	1,174,811	21,026,470	(17,702,146)	10,932,185
Total liabilities and equity	$14,893,510	$3,045,154	$23,718,023	$(17,702,146)	$23,954,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$2,007	$173,259	$21,017,430	$—	$21,192,696
Cash and cash equivalents	210,303	—	76,404	—	286,707
Escrow deposits and restricted cash	198	1,504	78,945	—	80,647
Investment in and advances to affiliates	14,166,255	2,938,442	—	(17,104,697)	—
Goodwill	—	—	1,033,225	—	1,033,225
Assets held for sale	—	—	54,961	—	54,961
Other assets	35,468	6,791	476,105	—	518,364
Total assets	$14,414,231	$3,119,996	$22,737,070	$(17,104,697)	$23,166,600
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,406,979	$2,720,347	$—	$11,127,326
Intercompany loans	6,996,162	(6,209,706)	(786,456)	—	—
Accrued interest	(1,753)	67,156	18,359	—	83,762
Accounts payable and other liabilities	89,115	35,587	783,226	—	907,928
Liabilities related to assets held for sale	—	(1)	1,463	—	1,462
Deferred income taxes	316,641	—	—	—	316,641
Total liabilities	7,400,165	2,300,015	2,736,939	—	12,437,119
Redeemable OP unitholder and noncontrolling interests	—	—	200,728	—	200,728
Total equity	7,014,066	819,981	19,799,403	(17,104,697)	10,528,753
Total liabilities and equity	$14,414,231	$3,119,996	$22,737,070	$(17,104,697)	$23,166,600

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,383	$178,165	$1,413,050	$—	$1,593,598
Resident fees and services	—	—	1,843,232	—	1,843,232
Office building and other services revenues	—	—	13,677	—	13,677
Income from loans and investments	1,236	—	116,372	—	117,608
Equity earnings in affiliates	488,862	—	(1,620)	(487,242)	—
Interest and other income	5,388	—	646	—	6,034
Total revenues	497,869	178,165	3,385,357	(487,242)	3,574,149
Expenses
Interest	(101,222)	319,630	229,788	—	448,196
Depreciation and amortization	5,483	7,510	874,955	—	887,948
Property-level operating expenses	—	329	1,482,743	—	1,483,072
Office building services costs	—	—	3,391	—	3,391
General, administrative and professional fees	2,056	16,976	116,458	—	135,490
Loss (gain) on extinguishment of debt, net	—	943	(189)	—	754
Merger-related expenses and deal costs	9,797	—	738	—	10,535
Other	2,247	1	17,804	—	20,052
Total expenses	(81,639)	345,389	2,725,688	—	2,989,438
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	579,508	(167,224)	659,669	(487,242)	584,711
Income (loss) from unconsolidated entities	—	5,306	(5,867)	—	(561)
Income tax benefit	59,799	—	—	—	59,799
Income (loss) from continuing operations	639,307	(161,918)	653,802	(487,242)	643,949
Discontinued operations	(110)	—	—	—	(110)
Gain on real estate dispositions	717,273	—	—	—	717,273
Net income (loss)	1,356,470	(161,918)	653,802	(487,242)	1,361,112
Net income attributable to noncontrolling interests	—	—	4,642	—	4,642
Net income (loss) attributable to common stockholders	$1,356,470	$(161,918)	$649,160	$(487,242)	$1,356,470

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$2,670	$196,991	$1,276,515	$—	$1,476,176
Resident fees and services	—	—	1,847,306	—	1,847,306
Office building and other services revenues	1,605	—	19,465	—	21,070
Income from loans and investments	341	—	97,753	—	98,094
Equity earnings in affiliates	500,515	—	(1,223)	(499,292)	—
Interest and other income	666	—	210	—	876
Total revenues	505,797	196,991	3,240,026	(499,292)	3,443,522
Expenses
Interest	(46,650)	281,458	184,932	—	419,740
Depreciation and amortization	8,968	18,297	871,659	—	898,924
Property-level operating expenses	—	317	1,434,445	—	1,434,762
Office building services costs	—	—	7,311	—	7,311
General, administrative and professional fees	509	18,320	108,046	—	126,875
Loss on extinguishment of debt, net	—	2,770	9	—	2,779
Merger-related expenses and deal costs	23,068	—	1,567	—	24,635
Other	(705)	41	10,652	—	9,988
Total expenses	(14,810)	321,203	2,618,621	—	2,925,014
Income (loss) before unconsolidated entities, income taxes, discontinued operations and noncontrolling interests	520,607	(124,212)	621,405	(499,292)	518,508
Income from unconsolidated entities	—	1,840	2,518	—	4,358
Income tax benefit	31,343	—	—	—	31,343
Income (loss) from continuing operations	551,950	(122,372)	623,923	(499,292)	554,209
Discontinued operations	(922)	—	—	—	(922)
Gain on real estate dispositions	98,203	—	—	—	98,203
Net income (loss)	649,231	(122,372)	623,923	(499,292)	651,490
Net income attributable to noncontrolling interests	—	—	2,259	—	2,259
Net income (loss) attributable to common stockholders	$649,231	$(122,372)	$621,664	$(499,292)	$649,231

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Year Ended December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$3,663	$198,017	$1,144,366	$—	$1,346,046
Resident fees and services	—	—	1,811,255	—	1,811,255
Office building and other services revenues	895	—	40,597	—	41,492
Income from loans and investments	8,605	534	77,414	—	86,553
Equity earnings in affiliates	458,213	—	(649)	(457,564)	—
Interest and other income	495	(6)	563	—	1,052
Total revenues	471,871	198,545	3,073,546	(457,564)	3,286,398
Expenses
Interest	(38,393)	257,503	148,004	—	367,114
Depreciation and amortization	5,443	14,679	873,935	—	894,057
Property-level operating expenses	—	367	1,383,273	—	1,383,640
Office building services costs	—	—	26,565	—	26,565
General, administrative and professional fees	(321)	20,777	107,579	—	128,035
Loss on extinguishment of debt, net	—	4,523	9,888	—	14,411
Merger-related expenses and deal costs	98,644	75	4,225	—	102,944
Other	(358)	45	18,270	—	17,957
Total expenses	65,015	297,969	2,571,739	—	2,934,723
Income (loss) before unconsolidated entities, income taxes, discontinued operations, and noncontrolling interests	406,856	(99,424)	501,807	(457,564)	351,675
Loss from unconsolidated entities	—	(183)	(1,237)	—	(1,420)
Income tax benefit	39,284	—	—	—	39,284
Income (loss) from continuing operations	446,140	(99,607)	500,570	(457,564)	389,539
Discontinued operations	(46,877)	34,748	23,232	—	11,103
Gain on real estate dispositions	18,580	—	—	—	18,580
Net income (loss)	417,843	(64,859)	523,802	(457,564)	419,222
Net income attributable to noncontrolling interests	—	—	1,379	—	1,379
Net income (loss) attributable to common stockholders	$417,843	$(64,859)	$522,423	$(457,564)	$417,843

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$1,356,470	$(161,918)	$653,802	$(487,242)	$1,361,112
Other comprehensive (loss) income:
Foreign currency translation	—	—	20,612	—	20,612
Unrealized loss on government-sponsored pooled loan investments	(437)	—	—	—	(437)
Other	—	—	2,239	—	2,239
Total other comprehensive (loss) income	(437)	—	22,851	—	22,414
Comprehensive income (loss)	1,356,033	(161,918)	676,653	(487,242)	1,383,526
Comprehensive income attributable to noncontrolling interests	—	—	4,642	—	4,642
Comprehensive income (loss) attributable to common stockholders	$1,356,033	$(161,918)	$672,011	$(487,242)	$1,378,884

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$649,231	$(122,372)	$623,923	$(499,292)	$651,490
Other comprehensive loss:
Foreign currency translation	—	—	(52,266)	—	(52,266)
Unrealized loss on government-sponsored pooled loan investments	(310)	—	—	—	(310)
Other	—	—	2,607	—	2,607
Total other comprehensive loss	(310)	—	(49,659)	—	(49,969)
Comprehensive income (loss)	648,921	(122,372)	574,264	(499,292)	601,521
Comprehensive income attributable to noncontrolling interests	—	—	2,259	—	2,259
Comprehensive income (loss) attributable to common stockholders	$648,921	$(122,372)	$572,005	$(499,292)	$599,262

	For the Year Ended December 31, 2015
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$417,843	$(64,859)	$523,802	$(457,564)	$419,222
Other comprehensive loss:
Foreign currency translation	—	—	(14,792)	—	(14,792)
Unrealized loss on government-sponsored pooled loan investments	(5,236)	—	—	—	(5,236)
Other	—	—	(658)	—	(658)
Total other comprehensive loss	(5,236)	—	(15,450)	—	(20,686)
Comprehensive income (loss)	412,607	(64,859)	508,352	(457,564)	398,536
Comprehensive income attributable to noncontrolling interests	—	—	1,379	—	1,379
Comprehensive income (loss) attributable to common stockholders	$412,607	$(64,859)	$506,973	$(457,564)	$397,157

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$150,548	$(142,584)	$1,434,216	$—	$1,442,180
Cash flows from investing activities:
Net investment in real estate property	(350,900)	—	(29,332)	—	(380,232)
Investment in loans receivable and other	(4,633)	—	(743,486)	—	(748,119)
Proceeds from real estate disposals	537,144	—	287	—	537,431
Proceeds from loans receivable	47	—	101,050	—	101,097
Development project expenditures	—	—	(299,085)	—	(299,085)
Capital expenditures	—	(726)	(131,832)	—	(132,558)
Distributions from unconsolidated entities	—	—	6,169	—	6,169
Investment in unconsolidated entities	—	—	(61,220)	—	(61,220)
Net cash provided by (used in) investing activities	181,658	(726)	(1,157,449)	—	(976,517)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	478,868	(94,085)	—	384,783
Proceeds from debt	—	793,904	317,745	—	1,111,649
Repayment of debt	—	(778,606)	(590,478)	—	(1,369,084)
Purchase of noncontrolling interests	(15,809)	—	—		(15,809)
Net change in intercompany debt	1,002,694	(917,917)	(84,777)	—	—
Payment of deferred financing costs	—	(20,450)	(6,847)	—	(27,297)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(804,901)	587,511	217,390	—	—
Cash distribution to common stockholders	(827,285)	—	—	—	(827,285)
Cash distribution to redeemable OP unitholders	—	—	(5,677)	—	(5,677)
Contributions from noncontrolling interests	—	—	4,402	—	4,402
Distributions to noncontrolling interests	—	—	(11,187)	—	(11,187)
Other	10,582	—	—	—	10,582
Net cash (used in) provided by financing activities	(561,123)	143,310	(253,514)	—	(671,327)
Net (decrease) increase in cash and cash equivalents	(228,917)	—	23,253	—	(205,664)
Effect of foreign currency translation on cash and cash equivalents	28,442	—	(28,130)	—	312
Cash and cash equivalents at beginning of period	210,303	—	76,404	—	286,707
Cash and cash equivalents at end of period	$9,828	$—	$71,527	$—	$81,355

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2016
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$69,496	$(92,923)	$1,395,768	$—	$1,372,341
Cash flows from investing activities:
Net investment in real estate property	(1,448,230)	—	19,118	—	(1,429,112)
Investment in loans receivable and other	—	—	(158,635)	—	(158,635)
Proceeds from real estate disposals	257,441	—	43,120	—	300,561
Proceeds from loans receivable	—	—	320,082	—	320,082
Development project expenditures	—	—	(143,647)	—	(143,647)
Capital expenditures	—	(314)	(117,142)	—	(117,456)
Investment in unconsolidated entities	—	—	(6,436)	—	(6,436)
Net cash used in investing activities	(1,190,789)	(314)	(43,540)	—	(1,234,643)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—	(171,000)	135,363	—	(35,637)
Proceeds from debt	—	846,521	46,697	—	893,218
Repayment of debt	—	(651,820)	(370,293)	—	(1,022,113)
Net change in intercompany debt	990,056	82,266	(1,072,322)	—	—
Purchase of noncontrolling interests	—	—	(2,846)	—	(2,846)
Payment of deferred financing costs	—	(5,787)	(768)	—	(6,555)
Issuance of common stock, net	1,286,680	—	—	—	1,286,680
Cash distribution from (to) affiliates	107,232	(6,943)	(100,289)	—	—
Cash distribution to common stockholders	(1,024,968)	—	—	—	(1,024,968)
Cash distribution to redeemable OP unitholders	—	—	(8,640)	—	(8,640)
Contributions from noncontrolling interests	—	—	7,326	—	7,326
Distributions to noncontrolling interests	—	—	(6,879)	—	(6,879)
Other	17,252	—	—	—	17,252
Net cash provided by (used in) financing activities	1,376,252	93,237	(1,372,651)	—	96,838
Net increase (decrease) in cash and cash equivalents	254,959	—	(20,423)	—	234,536
Effect of foreign currency translation on cash and cash equivalents	(56,389)	—	55,537	—	(852)
Cash and cash equivalents at beginning of period	11,733	—	41,290	—	53,023
Cash and cash equivalents at end of period	$210,303	$—	$76,404	$—	$286,707

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2015
	Ventas, Inc.		Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(115,977)		$16,528	$1,498,280	$—	$1,398,831
Cash flows from investing activities:
Net investment in real estate property	(2,650,788)		—	—	—	(2,650,788)
Investment in loans receivable and other	—		—	(171,144)	—	(171,144)
Proceeds from real estate disposals	492,408		—	—	—	492,408
Proceeds from loans receivable	—		—	109,176	—	109,176
Proceeds from sale or maturity of marketable securities	76,800		—	—	—	76,800
Funds held in escrow for future development expenditures	—		—	4,003	—	4,003
Development project expenditures	—		—	(119,674)	—	(119,674)
Capital expenditures	—		(15,733)	(91,754)	—	(107,487)
Investment in unconsolidated entities	(26,282)		—	(30,704)	—	(56,986)
Net cash used in investing activities	(2,107,862)		(15,733)	(300,097)	—	(2,423,692)
Cash flows from financing activities:
Net change in borrowings under unsecured revolving credit facility	—		(584,000)	(139,457)	—	(723,457)
Net cash impact of CCP spin-off	1,273,000		—	(1,401,749)	—	(128,749)
Proceeds from debt	—		2,292,568	220,179	—	2,512,747
Issuance of debt related to CCP spin-off	—		—	1,400,000	—	1,400,000
Repayment of debt	—		(705,000)	(730,596)	—	(1,435,596)
Net change in intercompany debt	1,782,954		(1,008,773)	(774,181)	—	—
Purchase of noncontrolling interests	—		—	(3,819)	—	(3,819)
Payment of deferred financing costs	—		(22,297)	(2,368)	—	(24,665)
Issuance of common stock, net	491,023		—	—	—	491,023
Cash distribution (to) from affiliates	(315,466)		26,707	288,759	—	—
Cash distribution to common stockholders	(1,003,413)		—	—	—	(1,003,413)
Cash distribution to redeemable OP unitholders	—	—	—	(15,095)	—	(15,095)
Purchases of redeemable OP units	—		—	(33,188)	—	(33,188)
Distributions to noncontrolling interests	—		—	(12,649)	—	(12,649)
Other	(81)		—	—	—	(81)
Net cash provided by (used in) financing activities	2,228,017		(795)	(1,204,164)	—	1,023,058
Net increase (decrease) in cash and cash equivalents	4,178		—	(5,981)	—	(1,803)
Effect of foreign currency translation on cash and cash equivalents	(17,302)		—	16,780	—	(522)
Cash and cash equivalents at beginning of period	24,857		—	30,491	—	55,348
Cash and cash equivalents at end of period	$11,733		$—	$41,290	$—	$53,023

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21—SUBSEQUENT EVENT

In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”), are now operated by ESL under a management contract with us. We acquired a 34% ownership stake in ESL with customary rights and protections. ESL management owns the remaining 66% stake. We also intend to form a new joint venture with an institutional partner related to the assets previously leased by Elmcroft. However, there can be no assurance whether, when or on what terms the joint venture will be completed.

VENTAS, INC.
SCHEDULE II
VALUATION AND QUALIFYING ACCOUNTS

Allowance Accounts		Additions		Deductions
	(In thousands)
Year Ended December 31,	Balance at Beginning of Year	Charged to Earnings	Acquired Properties	Uncollectible Accounts Written-off	Disposed Properties	Balance at End of Year

2017
Allowance for doubtful accounts	11,636	7,207	—	(3,237)	(443)	$15,163
Straight-line rent receivable allowance	109,836	8,540	—	—	(612)	$117,764
	121,472	15,747	—	(3,237)	(1,055)	$132,927

2016
Allowance for doubtful accounts	13,546	5,093	—	(7,111)	108	$11,636
Straight-line rent receivable allowance	101,418	9,682	—	—	(1,264)	$109,836
	114,964	14,775	—	(7,111)	(1,156)	$121,472

2015
Allowance for doubtful accounts	11,460	10,937	753	(12,977)	3,373	$13,546
Straight-line rent receivable allowance	83,461	35,448	—	—	(17,491)	$101,418
	94,921	46,385	753	(12,977)	(14,118)	$114,964

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION

	For the Years Ended December 31,
	2017	2016	2015
	(In thousands)
Reconciliation of real estate:
Carrying cost:
Balance at beginning of period	$23,816,586	$22,458,032	$19,241,735
Additions during period:
Acquisitions	702,501	1,380,044	4,063,355
Capital expenditures	452,419	270,664	229,560
Deductions during period:
Foreign currency translation	93,490	(6,252)	(209,460)
Other(1)	(397,158)	(285,902)	(867,158)
Balance at end of period	$24,667,838	$23,816,586	$22,458,032

Accumulated depreciation:
Balance at beginning of period	$4,190,496	$3,544,625	$2,925,508
Additions during period:
Depreciation expense	760,314	732,309	778,419
Dispositions:
Sales and/or transfers to assets held for sale	(176,926)	(87,431)	(144,545)
Foreign currency translation	11,511	993	(14,757)
Balance at end of period	$4,785,395	$4,190,496	$3,544,625

(1)	Other may include sales, transfers to assets held for sale and impairments.

VENTAS, INC.
SCHEDULE III
REAL ESTATE AND ACCUMULATED DEPRECIATION
December 31, 2017
(Dollars in thousands)

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
IRFS AND LTACS
Rehabilitation Hospital of Southern Arizona	Tucson	AZ	$—	$770	$25,589	$—	$770	$25,589	$26,359	$4,920	$21,439	1992	2011	35 years
Kindred Hospital - Brea	Brea	CA	—	3,144	2,611	—	3,144	2,611	5,755	1,467	4,288	1990	1995	40 years
Kindred Hospital - Ontario	Ontario	CA	—	523	2,988	—	523	2,988	3,511	3,076	435	1950	1994	25 years
Kindred Hospital - San Diego	San Diego	CA	—	670	11,764	—	670	11,764	12,434	11,739	695	1965	1994	25 years
Kindred Hospital - San Francisco Bay Area	San Leandro	CA	—	2,735	5,870	—	2,735	5,870	8,605	6,142	2,463	1962	1993	25 years
Tustin Rehabilitation Hospital	Tustin	CA	—	2,810	25,248	—	2,810	25,248	28,058	4,948	23,110	1991	2011	35 years
Kindred Hospital - Westminster	Westminster	CA	—	727	7,384	—	727	7,384	8,111	7,562	549	1973	1993	20 years
Kindred Hospital - Denver	Denver	CO	—	896	6,367	—	896	6,367	7,263	6,711	552	1963	1994	20 years
Kindred Hospital - South Florida - Coral Gables	Coral Gables	FL	—	1,071	5,348	—	1,071	5,348	6,419	5,008	1,411	1956	1992	30 years
Kindred Hospital - South Florida Ft. Lauderdale	Fort Lauderdale	FL	—	1,758	14,080	—	1,758	14,080	15,838	13,973	1,865	1969	1989	30 years
Kindred Hospital - North Florida	Green Cove Springs	FL	—	145	4,613	—	145	4,613	4,758	4,642	116	1956	1994	20 years
Kindred Hospital - South Florida - Hollywood	Hollywood	FL	—	605	5,229	—	605	5,229	5,834	5,234	600	1937	1995	20 years
Kindred Hospital - Bay Area St. Petersburg	St. Petersburg	FL	—	1,401	16,706	—	1,401	16,706	18,107	14,787	3,320	1968	1997	40 years
Kindred Hospital - Central Tampa	Tampa	FL	—	2,732	7,676	—	2,732	7,676	10,408	5,294	5,114	1970	1993	40 years
Kindred Hospital - Chicago (North Campus)	Chicago	IL	—	1,583	19,980	—	1,583	19,980	21,563	19,711	1,852	1949	1995	25 years
Kindred - Chicago - Lakeshore	Chicago	IL	—	1,513	9,525	—	1,513	9,525	11,038	9,474	1,564	1995	1976	20 years
Kindred Hospital - Chicago (Northlake Campus)	Northlake	IL	—	850	6,498	—	850	6,498	7,348	6,198	1,150	1960	1991	30 years
Kindred Hospital - Sycamore	Sycamore	IL	—	77	8,549	—	77	8,549	8,626	8,297	329	1949	1993	20 years
Kindred Hospital - Indianapolis	Indianapolis	IN	—	985	3,801	—	985	3,801	4,786	3,566	1,220	1955	1993	30 years
Kindred Hospital - Louisville	Louisville	KY	—	3,041	12,279	—	3,041	12,279	15,320	12,536	2,784	1964	1995	20 years
Kindred Hospital - St. Louis	St. Louis	MO	—	1,126	2,087	—	1,126	2,087	3,213	1,948	1,265	1984	1991	40 years
Kindred Hospital - Las Vegas (Sahara)	Las Vegas	NV	—	1,110	2,177	—	1,110	2,177	3,287	1,448	1,839	1980	1994	40 years
Lovelace Rehabilitation Hospital	Albuquerque	NM	—	401	17,186	1,415	401	18,601	19,002	1,329	17,673	1989	2015	36 years
Kindred Hospital - Albuquerque	Albuquerque	NM	—	11	4,253	—	11	4,253	4,264	2,961	1,303	1985	1993	40 years
Kindred Hospital - Greensboro	Greensboro	NC	—	1,010	7,586	—	1,010	7,586	8,596	7,686	910	1964	1994	20 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
University Hospitals Rehabilitation Hospital	Beachwood	OH	—	1,800	16,444	—	1,800	16,444	18,244	2,236	16,008	2013	2013	35 years
Kindred Hospital - Philadelphia	Philadelphia	PA	—	135	5,223	—	135	5,223	5,358	3,514	1,844	1960	1995	35 years
Kindred Hospital - Chattanooga	Chattanooga	TN	—	756	4,415	—	756	4,415	5,171	4,176	995	1975	1993	22 years
Rehabilitation Hospital of Dallas	Dallas	TX	—	2,318	38,702	—	2,318	38,702	41,020	3,591	37,429	2009	2015	35 years
Baylor Institute for Rehabilition - Ft. Worth TX	Fort Worth	TX	—	2,071	16,018	—	2,071	16,018	18,089	1,613	16,476	2008	2015	35 years
Kindred Hospital - Tarrant County (Fort Worth Southwest)	Fort Worth	TX	—	2,342	7,458	—	2,342	7,458	9,800	7,505	2,295	1987	1986	20 years
Rehabilitation Hospital The Vintage	Houston	TX	—	1,838	34,832	—	1,838	34,832	36,670	3,390	33,280	2012	2015	35 years
Kindred Hospital (Houston Northwest)	Houston	TX	—	1,699	6,788	—	1,699	6,788	8,487	5,778	2,709	1986	1985	40 years
Kindred Hospital - Houston	Houston	TX	—	33	7,062	—	33	7,062	7,095	6,667	428	1972	1994	20 years
Kindred Hospital - Mansfield	Mansfield	TX	—	267	2,462	—	267	2,462	2,729	2,015	714	1983	1990	40 years
Select Rehabilitation - San Antonio TX	San Antonio	TX	—	1,859	18,301	—	1,859	18,301	20,160	1,807	18,353	2010	2015	35 years
Kindred Hospital - San Antonio	San Antonio	TX	—	249	11,413	—	249	11,413	11,662	9,533	2,129	1981	1993	30 years
TOTAL FOR IRFS AND LTACS			—	47,061	404,512	1,415	47,061	405,927	452,988	222,482	230,506
SKILLED NURSING FACILITIES
Englewood Post Acute and Rehabilitation	Englewood	CO	—	241	2,180	194	241	2,374	2,615	2,015	600	1960	1995	30 years
Brookdale Lisle SNF	Lisle	IL	—	730	9,270	—	730	9,270	10,000	2,863	7,137	1990	2009	35 years
Lopatcong Center	Phillipsburg	NJ	—	1,490	12,336	—	1,490	12,336	13,826	6,031	7,795	1982	2004	30 years
Marietta Convalescent Center	Marietta	OH	—	158	3,266	75	158	3,341	3,499	3,288	211	1972	1993	25 years
The Belvedere	Chester	PA	—	822	7,203	—	822	7,203	8,025	3,511	4,514	1899	2004	30 years
Pennsburg Manor	Pennsburg	PA	—	1,091	7,871	—	1,091	7,871	8,962	3,889	5,073	1982	2004	30 years
Chapel Manor	Philadelphia	PA	—	1,595	13,982	1,358	1,595	15,340	16,935	7,805	9,130	1948	2004	30 years
Wayne Center	Strafford	PA	—	662	6,872	850	662	7,722	8,384	4,148	4,236	1897	2004	30 years
Everett Rehabilitation & Care	Everett	WA	—	2,750	27,337	—	2,750	27,337	30,087	5,456	24,631	1995	2011	35 years
Northwest Continuum Care Center	Longview	WA	—	145	2,563	171	145	2,734	2,879	2,377	502	1955	1992	29 years
Columbia Crest Care & Rehabilitation Center	Moses Lake	WA	—	660	17,439	—	660	17,439	18,099	3,564	14,535	1972	2011	35 years
Lake Ridge Solana Alzheimer's Care Center	Moses Lake	WA	—	660	8,866	—	660	8,866	9,526	1,886	7,640	1988	2011	35 years
Rainier Vista Care Center	Puyallup	WA	—	520	4,780	305	520	5,085	5,605	3,355	2,250	1986	1991	40 years
Logan Center	Logan	WV	—	300	12,959	—	300	12,959	13,259	2,597	10,662	1987	2011	35 years
Ravenswood Healthcare Center	Ravenswood	WV	—	320	12,710	—	320	12,710	13,030	2,556	10,474	1987	2011	35 years
Valley Center	South Charleston	WV	—	750	24,115	—	750	24,115	24,865	4,897	19,968	1987	2011	35 years
White Sulphur	White Sulphur Springs	WV	—	250	13,055	—	250	13,055	13,305	2,641	10,664	1987	2011	35 years
TOTAL FOR SKILLED NURSING FACILITIES			—	13,144	186,804	2,953	13,144	189,757	202,901	62,879	140,022

HEALTH SYSTEMS

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Lovelace Medical Center Downtown	Albuquerque	NM	—	9,840	156,535	5,319	9,928	161,766	171,694	12,499	159,195	1968	2015	33 years
Lovelace Westside Hospital	Albuquerque	NM	—	10,107	18,501	(3,873)	10,107	14,628	24,735	2,879	21,856	1984	2015	20 years
Lovelace Women's Hospital	Albuquerque	NM	—	7,236	183,866	10,317	7,236	194,183	201,419	10,423	190,996	1983	2015	47 years
Roswell Regional Hospital	Roswell	NM	—	2,560	41,164	1,509	2,560	42,673	45,233	2,380	42,853	2007	2015	47 years
Hillcrest Hospital Claremore	Claremore	OK	—	3,623	34,359	(10,268)	3,623	24,091	27,714	1,716	25,998	1955	2015	40 years
Bailey Medical Center	Owasso	OK	—	4,964	8,969	(1,782)	4,964	7,187	12,151	799	11,352	2006	2015	32 years
Hillcrest Medical Center	Tulsa	OK	—	28,319	215,199	8,605	28,319	223,804	252,123	16,487	235,636	1928	2015	34 years
Hillcrest Hospital South	Tulsa	OK	—	17,026	100,892	12,243	17,026	113,135	130,161	7,535	122,626	1999	2015	40 years
Baptist St. Anthony's Hospital	Amarillo	TX	—	13,779	358,029	13,713	13,015	372,506	385,521	20,940	364,581	1967	2015	44 years
Spire Hull and East Riding Hospital	Anlaby	UK	—	3,194	81,613	(11,223)	2,771	70,813	73,584	5,425	68,159	2010	2014	50 years
Spire Fylde Coast Hospital	Blackpool	UK	—	2,446	28,896	(4,148)	2,122	25,072	27,194	1,949	25,245	1980	2014	50 years
Spire Clare Park Hospital	Farnham	UK	—	6,263	26,119	(4,286)	5,434	22,662	28,096	1,831	26,265	2009	2014	50 years
TOTAL FOR HEALTH SYSTEMS			—	109,357	1,254,142	16,126	107,105	1,272,520	1,379,625	84,863	1,294,762
BROOKDALE SENIORS HOUSING COMMUNITIES
Brookdale Chandler Ray Road	Chandler	AZ	—	2,000	6,538	—	2,000	6,538	8,538	1,418	7,120	1998	2011	35 years
Brookdale Springs Mesa	Mesa	AZ	—	2,747	24,918	—	2,747	24,918	27,665	10,793	16,872	1986	2005	35 years
Brookdale East Arbor	Mesa	AZ	—	655	6,998	—	655	6,998	7,653	3,009	4,644	1998	2005	35 years
Brookdale Oro Valley	Oro Valley	AZ	—	666	6,169	—	666	6,169	6,835	2,653	4,182	1998	2005	35 years
Brookdale Peoria	Peoria	AZ	—	598	4,872	—	598	4,872	5,470	2,095	3,375	1998	2005	35 years
Brookdale Tempe	Tempe	AZ	—	611	4,066	—	611	4,066	4,677	1,748	2,929	1997	2005	35 years
Brookdale East Tucson	Tucson	AZ	—	506	4,745	—	506	4,745	5,251	2,040	3,211	1998	2005	35 years
Brookdale Anaheim	Anaheim	CA	—	2,464	7,908	—	2,464	7,908	10,372	3,148	7,224	1977	2005	35 years
Brookdale Redwood City	Redwood City	CA	—	7,669	66,691	—	7,669	66,691	74,360	29,097	45,263	1988	2005	35 years
Brookdale San Jose	San Jose	CA	—	6,240	66,329	12,838	6,240	79,167	85,407	29,510	55,897	1987	2005	35 years
Brookdale San Marcos	San Marcos	CA	—	4,288	36,204	—	4,288	36,204	40,492	15,879	24,613	1987	2005	35 years
Brookdale Tracy	Tracy	CA	—	1,110	13,296	—	1,110	13,296	14,406	4,974	9,432	1986	2005	35 years
Brookdale Boulder Creek	Boulder	CO	—	1,290	20,683	—	1,290	20,683	21,973	4,217	17,756	1985	2011	35 years
Brookdale Vista Grande	Colorado Springs	CO	—	715	9,279	—	715	9,279	9,994	3,990	6,004	1997	2005	35 years
Brookdale El Camino	Pueblo	CO	4,773	840	9,403	—	840	9,403	10,243	4,043	6,200	1997	2005	35 years
Brookdale Farmington	Farmington	CT	—	3,995	36,310	—	3,995	36,310	40,305	15,722	24,583	1984	2005	35 years
Brookdale South Windsor	South Windsor	CT	—	2,187	12,682	—	2,187	12,682	14,869	5,004	9,865	1999	2004	35 years
Brookdale Chatfield	West Hartford	CT	—	2,493	22,833	22,296	2,493	45,129	47,622	10,806	36,816	1989	2005	35 years
Brookdale Bonita Springs	Bonita Springs	FL	8,599	1,540	10,783	—	1,540	10,783	12,323	4,580	7,743	1989	2005	35 years
Brookdale West Boynton Beach	Boynton Beach	FL	13,178	2,317	16,218	—	2,317	16,218	18,535	6,731	11,804	1999	2005	35 years
Brookdale Deer Creek AL/MC	Deerfield Beach	FL	—	1,399	9,791	—	1,399	9,791	11,190	4,369	6,821	1999	2005	35 years
Brookdale Fort Myers The Colony	Fort Myers	FL	—	1,510	7,862	—	1,510	7,862	9,372	1,587	7,785	1996	2011	35 years
Brookdale Avondale	Jacksonville	FL	—	860	16,745	—	860	16,745	17,605	3,264	14,341	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Crown Point	Jacksonville	FL	—	1,300	9,659	—	1,300	9,659	10,959	1,927	9,032	1997	2011	35 years
Brookdale Jensen Beach	Jensen Beach	FL	11,825	1,831	12,820	—	1,831	12,820	14,651	5,431	9,220	1999	2005	35 years
Brookdale Ormond Beach West	Ormond Beach	FL	—	1,660	9,738	—	1,660	9,738	11,398	1,957	9,441	1997	2011	35 years
Brookdale Palm Coast	Palm Coast	FL	—	470	9,187	—	470	9,187	9,657	1,861	7,796	1997	2011	35 years
Brookdale Pensacola	Pensacola	FL	—	633	6,087	—	633	6,087	6,720	2,617	4,103	1998	2005	35 years
Brookdale Rotonda	Rotonda West	FL	—	1,740	4,331	—	1,740	4,331	6,071	1,043	5,028	1997	2011	35 years
Brookdale Centre Pointe Boulevard	Tallahassee	FL	4,239	667	6,168	—	667	6,168	6,835	2,652	4,183	1998	2005	35 years
Brookdale Tavares	Tavares	FL	—	280	15,980	—	280	15,980	16,260	3,129	13,131	1997	2011	35 years
Brookdale West Melbourne MC	West Melbourne	FL	6,041	586	5,481	—	586	5,481	6,067	2,357	3,710	2000	2005	35 years
Brookdale West Palm Beach	West Palm Beach	FL	—	3,758	33,072	—	3,758	33,072	36,830	14,400	22,430	1990	2005	35 years
Brookdale Winter Haven MC	Winter Haven	FL	—	232	3,006	—	232	3,006	3,238	1,293	1,945	1997	2005	35 years
Brookdale Winter Haven AL	Winter Haven	FL	—	438	5,549	—	438	5,549	5,987	2,386	3,601	1997	2005	35 years
Brookdale Twin Falls	Twin Falls	ID	—	703	6,153	—	703	6,153	6,856	2,646	4,210	1997	2005	35 years
Brookdale Lake Shore Drive	Chicago	IL	—	11,057	107,517	3,266	11,057	110,783	121,840	47,637	74,203	1990	2005	35 years
Brookdale Lake View	Chicago	IL	—	3,072	26,668	—	3,072	26,668	29,740	11,639	18,101	1950	2005	35 years
Brookdale Des Plaines	Des Plaines	IL	32,000	6,871	60,165	(41)	6,805	60,190	66,995	26,219	40,776	1993	2005	35 years
Brookdale Hoffman Estates	Hoffman Estates	IL	—	3,886	44,130	—	3,886	44,130	48,016	18,461	29,555	1987	2005	35 years
Brookdale Lisle IL/AL	Lisle	IL	33,000	7,953	70,400	—	7,953	70,400	78,353	30,621	47,732	1990	2005	35 years
Brookdale Northbrook	Northbrook	IL	—	1,988	39,762	—	1,988	39,762	41,750	16,011	25,739	1999	2004	35 years
Brookdale Hawthorn Lakes IL/AL	Vernon Hills	IL	—	4,439	35,044	—	4,439	35,044	39,483	15,563	23,920	1987	2005	35 years
Brookdale Hawthorn Lakes AL	Vernon Hills	IL	—	1,147	10,041	—	1,147	10,041	11,188	4,376	6,812	1999	2005	35 years
Brookdale Evansville	Evansville	IN	3,401	357	3,765	—	357	3,765	4,122	1,619	2,503	1998	2005	35 years
Brookdale Castleton	Indianapolis	IN	—	1,280	11,515	—	1,280	11,515	12,795	4,994	7,801	1986	2005	35 years
Brookdale Marion AL (IN)	Marion	IN	—	207	3,570	—	207	3,570	3,777	1,535	2,242	1998	2005	35 years
Brookdale Portage AL	Portage	IN	—	128	3,649	—	128	3,649	3,777	1,569	2,208	1999	2005	35 years
Brookdale Richmond	Richmond	IN	—	495	4,124	—	495	4,124	4,619	1,773	2,846	1998	2005	35 years
Brookdale Derby	Derby	KS	—	440	4,422	—	440	4,422	4,862	911	3,951	1994	2011	35 years
Brookdale Leawood State Line	Leawood	KS	3,463	117	5,127	—	117	5,127	5,244	2,205	3,039	2000	2005	35 years
Brookdale Salina Fairdale	Salina	KS	—	300	5,657	—	300	5,657	5,957	1,166	4,791	1996	2011	35 years
Brookdale Topeka	Topeka	KS	4,638	370	6,825	—	370	6,825	7,195	2,935	4,260	2000	2005	35 years
Brookdale Wellington	Wellington	KS	—	310	2,434	—	310	2,434	2,744	542	2,202	1994	2011	35 years
Brookdale Cushing Park	Framingham	MA	—	5,819	33,361	2,430	5,819	35,791	41,610	13,440	28,170	1999	2004	35 years
Brookdale Cape Cod	Hyannis	MA	—	1,277	9,063	—	1,277	9,063	10,340	3,363	6,977	1999	2005	35 years
Brookdale Quincy Bay	Quincy	MA	—	6,101	57,862	—	6,101	57,862	63,963	24,877	39,086	1986	2005	35 years
Brookdale Davison	Davison	MI	—	160	3,189	2,543	160	5,732	5,892	1,630	4,262	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Delta MC	Delta Township	MI	—	730	11,471	—	730	11,471	12,201	2,283	9,918	1998	2011	35 years
Brookdale Delta AL	Delta Township	MI	—	820	3,313	—	820	3,313	4,133	922	3,211	1998	2011	35 years
Brookdale Farmington Hills North	Farmington Hills	MI	—	580	10,497	—	580	10,497	11,077	2,338	8,739	1994	2011	35 years
Brookdale Farmington Hills North II	Farmington Hills	MI	—	700	10,246	—	700	10,246	10,946	2,370	8,576	1994	2011	35 years
Brookdale Meridian AL	Haslett	MI	—	1,340	6,134	—	1,340	6,134	7,474	1,351	6,123	1998	2011	35 years
Brookdale Grand Blanc MC	Holly	MI	—	450	12,373	—	450	12,373	12,823	2,469	10,354	1998	2011	35 years
Brookdale Grand Blanc AL	Holly	MI	—	620	14,627	—	620	14,627	15,247	2,944	12,303	1998	2011	35 years
Brookdale Northville	Northville	MI	6,820	407	6,068	—	407	6,068	6,475	2,609	3,866	1996	2005	35 years
Brookdale Troy MC	Troy	MI	—	630	17,178	—	630	17,178	17,808	3,394	14,414	1998	2011	35 years
Brookdale Troy AL	Troy	MI	—	950	12,503	—	950	12,503	13,453	2,634	10,819	1998	2011	35 years
Brookdale Utica AL	Utica	MI	—	1,142	11,808	—	1,142	11,808	12,950	5,077	7,873	1996	2005	35 years
Brookdale Utica MC	Utica	MI	—	700	8,657	—	700	8,657	9,357	1,837	7,520	1995	2011	35 years
Brookdale Eden Prairie	Eden Prairie	MN	—	301	6,228	—	301	6,228	6,529	2,678	3,851	1998	2005	35 years
Brookdale Faribault	Faribault	MN	—	530	1,085	—	530	1,085	1,615	275	1,340	1997	2011	35 years
Brookdale Inver Grove Heights	Inver Grove Heights	MN	2,716	253	2,655	—	253	2,655	2,908	1,142	1,766	1997	2005	35 years
Brookdale Mankato	Mankato	MN	—	490	410	—	490	410	900	195	705	1996	2011	35 years
Brookdale Edina	Minneapolis	MN	15,040	3,621	33,141	22,975	3,621	56,116	59,737	16,010	43,727	1998	2005	35 years
Brookdale North Oaks	North Oaks	MN	—	1,057	8,296	—	1,057	8,296	9,353	3,567	5,786	1998	2005	35 years
Brookdale Plymouth	Plymouth	MN	—	679	8,675	—	679	8,675	9,354	3,730	5,624	1998	2005	35 years
Brookdale Willmar	Wilmar	MN	—	470	4,833	—	470	4,833	5,303	971	4,332	1997	2011	35 years
Brookdale Winona	Winona	MN	—	800	1,390	—	800	1,390	2,190	565	1,625	1997	2011	35 years
Brookdale West County	Ballwin	MO	—	3,100	35,074	51	3,104	35,121	38,225	3,873	34,352	2012	2014	35 years
Brookdale Evesham	Voorhees Township	NJ	—	3,158	29,909	—	3,158	29,909	33,067	12,861	20,206	1987	2005	35 years
Brookdale Westampton	Westampton	NJ	—	881	4,741	—	881	4,741	5,622	2,039	3,583	1997	2005	35 years
Brookdale Santa Fe	Santa Fe	NM	—	—	28,178	—	—	28,178	28,178	11,878	16,300	1986	2005	35 years
Brookdale Kenmore	Buffalo	NY	12,716	1,487	15,170	—	1,487	15,170	16,657	6,523	10,134	1995	2005	35 years
Brookdale Clinton IL	Clinton	NY	—	947	7,528	—	947	7,528	8,475	3,237	5,238	1991	2005	35 years
Brookdale Manlius	Manlius	NY	—	890	28,237	—	890	28,237	29,127	5,530	23,597	1994	2011	35 years
Brookdale Pittsford	Pittsford	NY	—	611	4,066	—	611	4,066	4,677	1,748	2,929	1997	2005	35 years
Brookdale East Niskayuna	Schenectady	NY	—	1,021	8,333	—	1,021	8,333	9,354	3,583	5,771	1997	2005	35 years
Brookdale Niskayuna	Schenectady	NY	15,895	1,884	16,103	—	1,884	16,103	17,987	6,924	11,063	1996	2005	35 years
Brookdale Summerfield	Syracuse	NY	—	1,132	11,434	—	1,132	11,434	12,566	4,916	7,650	1991	2005	35 years
Brookdale Williamsville	Williamsville	NY	6,574	839	3,841	—	839	3,841	4,680	1,652	3,028	1997	2005	35 years
Brookdale Cary	Cary	NC	—	724	6,466	—	724	6,466	7,190	2,780	4,410	1997	2005	35 years
Brookdale Falling Creek	Hickory	NC	—	330	10,981	—	330	10,981	11,311	2,187	9,124	1997	2011	35 years
Brookdale Winston-Salem	Winston-Salem	NC	—	368	3,497	—	368	3,497	3,865	1,504	2,361	1997	2005	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Brookdale Alliance	Alliance	OH	2,130	392	6,283	—	392	6,283	6,675	2,702	3,973	1998	2005	35 years
Brookdale Austintown	Austintown	OH	—	151	3,087	—	151	3,087	3,238	1,327	1,911	1999	2005	35 years
Brookdale Barberton	Barberton	OH	—	440	10,884	—	440	10,884	11,324	2,169	9,155	1997	2011	35 years
Brookdale Beavercreek	Beavercreek	OH	—	587	5,381	—	587	5,381	5,968	2,314	3,654	1998	2005	35 years
Brookdale Centennial Park	Clayton	OH	—	630	6,477	—	630	6,477	7,107	1,351	5,756	1997	2011	35 years
Brookdale Westerville	Columbus	OH	1,768	267	3,600	—	267	3,600	3,867	1,548	2,319	1999	2005	35 years
Brookdale Greenville AL/MC	Greenville	OH	—	490	4,144	—	490	4,144	4,634	993	3,641	1997	2011	35 years
Brookdale Marion AL/MC (OH)	Marion	OH	—	620	3,306	—	620	3,306	3,926	769	3,157	1998	2011	35 years
Brookdale Salem AL (OH)	Salem	OH	—	634	4,659	—	634	4,659	5,293	2,003	3,290	1998	2005	35 years
Brookdale Springdale	Springdale	OH	—	1,140	9,134	—	1,140	9,134	10,274	1,844	8,430	1997	2011	35 years
Brookdale Bartlesville South	Bartlesville	OK	—	250	10,529	—	250	10,529	10,779	2,073	8,706	1997	2011	35 years
Brookdale Bethany	Bethany	OK	—	390	1,499	—	390	1,499	1,889	374	1,515	1994	2011	35 years
Brookdale Broken Arrow	Broken Arrow	OK	—	940	6,312	6,410	1,873	11,789	13,662	2,436	11,226	1996	2011	35 years
Brookdale Forest Grove	Forest Grove	OR	—	2,320	9,633	—	2,320	9,633	11,953	2,118	9,835	1994	2011	35 years
Brookdale Mt. Hood	Gresham	OR	—	2,410	9,093	—	2,410	9,093	11,503	2,001	9,502	1988	2011	35 years
Brookdale McMinnville Town Center	McMinnville	OR	1,051	1,230	7,561	—	1,230	7,561	8,791	1,837	6,954	1989	2011	35 years
Brookdale Denton North	Denton	TX	—	1,750	6,712	—	1,750	6,712	8,462	1,372	7,090	1996	2011	35 years
Brookdale Ennis	Ennis	TX	—	460	3,284	—	460	3,284	3,744	727	3,017	1996	2011	35 years
Brookdale Kerrville	Kerrville	TX	—	460	8,548	—	460	8,548	9,008	1,706	7,302	1997	2011	35 years
Brookdale Medical Center Whitby	San Antonio	TX	—	1,400	10,051	—	1,400	10,051	11,451	2,031	9,420	1997	2011	35 years
Brookdale Western Hills	Temple	TX	—	330	5,081	—	330	5,081	5,411	1,079	4,332	1997	2011	35 years
Brookdale Salem AL (VA)	Salem	VA	—	1,900	16,219	—	1,900	16,219	18,119	6,696	11,423	1998	2011	35 years
Brookdale Alderwood	Lynnwood	WA	—	1,219	9,573	—	1,219	9,573	10,792	4,117	6,675	1999	2005	35 years
Brookdale Puyallup South	Puyallup	WA	9,268	1,055	8,298	—	1,055	8,298	9,353	3,568	5,785	1998	2005	35 years
Brookdale Richland	Richland	WA	—	960	23,270	—	960	23,270	24,230	4,758	19,472	1990	2011	35 years
Brookdale Park Place	Spokane	WA	—	1,622	12,895	—	1,622	12,895	14,517	5,719	8,798	1915	2005	35 years
Brookdale Allenmore AL	Tacoma	WA	—	620	16,186	—	620	16,186	16,806	3,209	13,597	1997	2011	35 years
Brookdale Allenmore - IL	Tacoma	WA	—	1,710	3,326	—	1,710	3,326	5,036	999	4,037	1988	2011	35 years
Brookdale Yakima	Yakima	WA	—	860	15,276	—	860	15,276	16,136	3,120	13,016	1998	2011	35 years
Brookdale Kenosha	Kenosha	WI	—	551	5,431	2,772	551	8,203	8,754	3,077	5,677	2000	2005	35 years
Brookdale LaCrosse MC	La Crosse	WI	—	621	4,056	1,126	621	5,182	5,803	2,046	3,757	2004	2005	35 years
Brookdale LaCrosse AL	La Crosse	WI	—	644	5,831	2,637	644	8,468	9,112	3,215	5,897	1998	2005	35 years
Brookdale Middleton Century Ave	Middleton	WI	—	360	5,041	—	360	5,041	5,401	1,016	4,385	1997	2011	35 years
Brookdale Onalaska	Onalaska	WI	—	250	4,949	—	250	4,949	5,199	992	4,207	1995	2011	35 years
Brookdale Sun Prairie	Sun Prairie	WI	—	350	1,131	—	350	1,131	1,481	283	1,198	1994	2011	35 years
TOTAL FOR BROOKDALE SENIORS HOUSING COMMUNITIES			199,135	185,427	1,768,730	79,303	186,298	1,847,162	2,033,460	655,647	1,377,813
SUNRISE SENIORS HOUSING COMMUNITIES

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Chandler	Chandler	AZ	—	4,344	14,455	807	4,439	15,167	19,606	3,095	16,511	2007	2012	35 years
Sunrise of Scottsdale	Scottsdale	AZ	—	2,229	27,575	750	2,255	28,299	30,554	9,100	21,454	2007	2007	35 years
Sunrise at River Road	Tucson	AZ	—	2,971	12,399	435	3,000	12,805	15,805	2,421	13,384	2008	2012	35 years
Sunrise of Lynn Valley	Vancouver	BC	—	11,759	37,424	(8,888)	9,293	31,002	40,295	9,781	30,514	2002	2007	35 years
Sunrise of Vancouver	Vancouver	BC	—	6,649	31,937	996	6,662	32,920	39,582	10,728	28,854	2005	2007	35 years
Sunrise of Victoria	Victoria	BC	—	8,332	29,970	(6,486)	6,664	25,152	31,816	8,030	23,786	2001	2007	35 years
Sunrise at La Costa	Carlsbad	CA	—	4,890	20,590	1,549	5,030	21,999	27,029	7,600	19,429	1999	2007	35 years
Sunrise of Carmichael	Carmichael	CA	—	1,269	14,598	519	1,284	15,102	16,386	2,963	13,423	2009	2012	35 years
Sunrise of Fair Oaks	Fair Oaks	CA	—	1,456	23,679	2,283	2,506	24,912	27,418	8,255	19,163	2001	2007	35 years
Sunrise of Mission Viejo	Mission Viejo	CA	—	3,802	24,560	1,515	3,867	26,010	29,877	8,694	21,183	1998	2007	35 years
Sunrise at Canyon Crest	Riverside	CA	—	5,486	19,658	1,935	5,577	21,502	27,079	7,140	19,939	2006	2007	35 years
Sunrise of Rocklin	Rocklin	CA	—	1,378	23,565	967	1,411	24,499	25,910	7,971	17,939	2007	2007	35 years
Sunrise of San Mateo	San Mateo	CA	—	2,682	35,335	1,718	2,705	37,030	39,735	11,782	27,953	1999	2007	35 years
Sunrise of Sunnyvale	Sunnyvale	CA	—	2,933	34,361	1,186	2,969	35,511	38,480	11,427	27,053	2000	2007	35 years
Sunrise at Sterling Canyon	Valencia	CA	—	3,868	29,293	4,732	4,078	33,815	37,893	11,716	26,177	1998	2007	35 years
Sunrise of Westlake Village	Westlake Village	CA	—	4,935	30,722	1,133	5,031	31,759	36,790	10,254	26,536	2004	2007	35 years
Sunrise at Yorba Linda	Yorba Linda	CA	—	1,689	25,240	1,631	1,765	26,795	28,560	8,605	19,955	2002	2007	35 years
Sunrise at Cherry Creek	Denver	CO	—	1,621	28,370	1,475	1,721	29,745	31,466	9,675	21,791	2000	2007	35 years
Sunrise at Pinehurst	Denver	CO	—	1,417	30,885	2,090	1,653	32,739	34,392	11,123	23,269	1998	2007	35 years
Sunrise at Orchard	Littleton	CO	—	1,813	22,183	1,753	1,853	23,896	25,749	7,996	17,753	1997	2007	35 years
Sunrise of Westminster	Westminster	CO	—	2,649	16,243	1,696	2,792	17,796	20,588	5,986	14,602	2000	2007	35 years
Sunrise of Stamford	Stamford	CT	—	4,612	28,533	2,128	5,029	30,244	35,273	10,237	25,036	1999	2007	35 years
Sunrise of Jacksonville	Jacksonville	FL	—	2,390	17,671	335	2,420	17,976	20,396	3,541	16,855	2009	2012	35 years
Sunrise at Ivey Ridge	Alpharetta	GA	—	1,507	18,516	1,500	1,517	20,006	21,523	6,642	14,881	1998	2007	35 years
Sunrise of Huntcliff Summit I	Atlanta	GA	—	4,232	66,161	17,045	4,185	83,253	87,438	28,310	59,128	1987	2007	35 years
Sunrise at Huntcliff Summit II	Atlanta	GA	—	2,154	17,137	2,291	2,160	19,422	21,582	6,668	14,914	1998	2007	35 years
Sunrise at East Cobb	Marietta	GA	—	1,797	23,420	1,723	1,806	25,134	26,940	8,371	18,569	1997	2007	35 years
Sunrise of Barrington	Barrington	IL	—	859	15,085	595	892	15,647	16,539	3,114	13,425	2007	2012	35 years
Sunrise of Bloomingdale	Bloomingdale	IL	—	1,287	38,625	2,056	1,382	40,586	41,968	12,980	28,988	2000	2007	35 years
Sunrise of Buffalo Grove	Buffalo Grove	IL	—	2,154	28,021	1,547	2,339	29,383	31,722	9,652	22,070	1999	2007	35 years
Sunrise of Lincoln Park	Chicago	IL	—	3,485	26,687	2,205	3,504	28,873	32,377	8,753	23,624	2003	2007	35 years
Sunrise of Naperville	Naperville	IL	—	1,946	28,538	2,639	2,622	30,501	33,123	10,347	22,776	1999	2007	35 years
Sunrise of Palos Park	Palos Park	IL	—	2,363	42,205	1,278	2,394	43,452	45,846	14,012	31,834	2001	2007	35 years
Sunrise of Park Ridge	Park Ridge	IL	—	5,533	39,557	2,828	5,677	42,241	47,918	13,668	34,250	1998	2007	35 years
Sunrise of Willowbrook	Willowbrook	IL	—	1,454	60,738	2,651	2,080	62,763	64,843	18,572	46,271	2000	2007	35 years
Sunrise on Old Meridian	Carmel	IN	—	8,550	31,746	806	8,550	32,552	41,102	6,307	34,795	2009	2012	35 years
Sunrise of Leawood	Leawood	KS	—	651	16,401	906	768	17,190	17,958	3,146	14,812	2006	2012	35 years
Sunrise of Overland Park	Overland Park	KS	—	650	11,015	482	660	11,487	12,147	2,368	9,779	2007	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Baton Rouge	Baton Rouge	LA	—	1,212	23,547	1,606	1,382	24,983	26,365	8,192	18,173	2000	2007	35 years
Sunrise of Arlington	Arlington	MA	—	86	34,393	1,059	107	35,431	35,538	11,655	23,883	2001	2007	35 years
Sunrise of Norwood	Norwood	MA	—	2,230	30,968	2,053	2,306	32,945	35,251	10,707	24,544	1997	2007	35 years
Sunrise of Columbia	Columbia	MD	—	1,780	23,083	2,923	1,918	25,868	27,786	8,298	19,488	1996	2007	35 years
Sunrise of Rockville	Rockville	MD	—	1,039	39,216	2,660	1,066	41,849	42,915	12,915	30,000	1997	2007	35 years
Sunrise of Bloomfield	Bloomfield Hills	MI	—	3,736	27,657	1,981	3,860	29,514	33,374	9,478	23,896	2006	2007	35 years
Sunrise of Cascade	Grand Rapids	MI	—	1,273	21,782	609	1,364	22,300	23,664	4,256	19,408	2007	2012	35 years
Sunrise of Northville	Plymouth	MI	—	1,445	26,090	1,365	1,525	27,375	28,900	9,061	19,839	1999	2007	35 years
Sunrise of Rochester	Rochester	MI	—	2,774	38,666	1,284	2,846	39,878	42,724	12,877	29,847	1998	2007	35 years
Sunrise of Troy	Troy	MI	—	1,758	23,727	928	1,860	24,553	26,413	8,168	18,245	2001	2007	35 years
Sunrise of Edina	Edina	MN	—	3,181	24,224	2,915	3,270	27,050	30,320	9,050	21,270	1999	2007	35 years
Sunrise on Providence	Charlotte	NC	—	1,976	19,472	2,340	1,988	21,800	23,788	7,128	16,660	1999	2007	35 years
Sunrise of East Brunswick	East Brunswick	NJ	—	2,784	26,173	2,252	3,030	28,179	31,209	9,680	21,529	1999	2007	35 years
Sunrise of Jackson	Jackson	NJ	—	4,009	15,029	587	4,013	15,612	19,625	3,218	16,407	2008	2012	35 years
Sunrise of Morris Plains	Morris Plains	NJ	17,488	1,492	32,052	2,003	1,569	33,978	35,547	11,078	24,469	1997	2007	35 years
Sunrise of Old Tappan	Old Tappan	NJ	16,241	2,985	36,795	2,032	3,106	38,706	41,812	12,611	29,201	1997	2007	35 years
Sunrise of Wall	Wall Township	NJ	—	1,053	19,101	2,022	1,088	21,088	22,176	6,657	15,519	1999	2007	35 years
Sunrise of Wayne	Wayne	NJ	12,901	1,288	24,990	2,475	1,304	27,449	28,753	8,907	19,846	1996	2007	35 years
Sunrise of Westfield	Westfield	NJ	17,095	5,057	23,803	2,119	5,136	25,843	30,979	8,666	22,313	1996	2007	35 years
Sunrise of Woodcliff Lake	Woodcliff Lake	NJ	—	3,493	30,801	1,368	3,537	32,125	35,662	10,744	24,918	2000	2007	35 years
Sunrise of North Lynbrook	Lynbrook	NY	—	4,622	38,087	1,985	4,700	39,994	44,694	13,556	31,138	1999	2007	35 years
Sunrise at Fleetwood	Mount Vernon	NY	—	4,381	28,434	2,393	4,531	30,677	35,208	10,289	24,919	1999	2007	35 years
Sunrise of New City	New City	NY	—	1,906	27,323	1,764	1,950	29,043	30,993	9,584	21,409	1999	2007	35 years
Sunrise of Smithtown	Smithtown	NY	—	2,853	25,621	2,467	3,040	27,901	30,941	9,703	21,238	1999	2007	35 years
Sunrise of Staten Island	Staten Island	NY	—	7,237	23,910	438	7,288	24,297	31,585	10,408	21,177	2006	2007	35 years
Sunrise at North Hills	Raleigh	NC	—	749	37,091	5,417	849	42,408	43,257	13,895	29,362	2000	2007	35 years
Sunrise at Parma	Cleveland	OH	—	695	16,641	1,214	890	17,660	18,550	5,944	12,606	2000	2007	35 years
Sunrise of Cuyahoga Falls	Cuyahoga Falls	OH	—	626	10,239	1,542	783	11,624	12,407	4,064	8,343	2000	2007	35 years
Sunrise of Aurora	Aurora	ON	—	1,570	36,113	(6,664)	1,274	29,745	31,019	9,530	21,489	2002	2007	35 years
Sunrise of Burlington	Burlington	ON	—	1,173	24,448	832	1,192	25,261	26,453	7,976	18,477	2001	2007	35 years
Sunrise of Unionville	Markham	ON	—	2,322	41,140	(7,621)	1,908	33,933	35,841	10,824	25,017	2000	2007	35 years
Sunrise of Mississauga	Mississauga	ON	—	3,554	33,631	(6,495)	2,915	27,775	30,690	8,905	21,785	2000	2007	35 years
Sunrise of Erin Mills	Mississauga	ON	—	1,957	27,020	(5,045)	1,593	22,339	23,932	7,338	16,594	2007	2007	35 years
Sunrise of Oakville	Oakville	ON	—	2,753	37,489	1,331	2,759	38,814	41,573	12,186	29,387	2002	2007	35 years
Sunrise of Richmond Hill	Richmond Hill	ON	—	2,155	41,254	(7,840)	1,733	33,836	35,569	10,658	24,911	2002	2007	35 years
Sunrise of Thornhill	Vaughan	ON	—	2,563	57,513	(8,758)	1,420	49,898	51,318	14,898	36,420	2003	2007	35 years
Sunrise of Windsor	Windsor	ON	—	1,813	20,882	838	1,834	21,699	23,533	6,944	16,589	2001	2007	35 years
Sunrise of Abington	Abington	PA	22	1,838	53,660	5,116	2,015	58,599	60,614	18,706	41,908	1997	2007	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Sunrise of Blue Bell	Blue Bell	PA	—	1,765	23,920	3,101	1,827	26,959	28,786	8,931	19,855	2006	2007	35 years
Sunrise of Exton	Exton	PA	—	1,123	17,765	1,705	1,191	19,402	20,593	6,604	13,989	2000	2007	35 years
Sunrise of Haverford	Haverford	PA	6,893	941	25,872	2,217	983	28,047	29,030	9,017	20,013	1997	2007	35 years
Sunrise of Granite Run	Media	PA	10,609	1,272	31,781	2,344	1,369	34,028	35,397	11,046	24,351	1997	2007	35 years
Sunrise of Lower Makefield	Morrisville	PA	—	3,165	21,337	587	3,167	21,922	25,089	4,324	20,765	2008	2012	35 years
Sunrise of Westtown	West Chester	PA	—	1,547	22,996	2,144	1,570	25,117	26,687	8,576	18,111	1999	2007	35 years
Sunrise of Hillcrest	Dallas	TX	—	2,616	27,680	822	2,626	28,492	31,118	9,253	21,865	2006	2007	35 years
Sunrise of Fort Worth	Fort Worth	TX	—	2,024	18,587	813	2,116	19,308	21,424	3,857	17,567	2007	2012	35 years
Sunrise of Frisco	Frisco	TX	—	2,523	14,547	465	2,535	15,000	17,535	2,649	14,886	2009	2012	35 years
Sunrise of Cinco Ranch	Katy	TX	—	2,512	21,600	1,108	2,580	22,640	25,220	4,382	20,838	2007	2012	35 years
Sunrise at Holladay	Holladay	UT	—	2,542	44,771	843	2,581	45,575	48,156	8,639	39,517	2008	2012	35 years
Sunrise of Sandy	Sandy	UT	—	2,576	22,987	321	2,618	23,266	25,884	7,755	18,129	2007	2007	35 years
Sunrise of Alexandria	Alexandria	VA	—	88	14,811	2,260	240	16,919	17,159	6,079	11,080	1998	2007	35 years
Sunrise of Richmond	Richmond	VA	—	1,120	17,446	1,205	1,164	18,607	19,771	6,495	13,276	1999	2007	35 years
Sunrise at Bon Air	Richmond	VA	—	2,047	22,079	664	2,032	22,758	24,790	4,504	20,286	2008	2012	35 years
Sunrise of Springfield	Springfield	VA	7,893	4,440	18,834	2,635	4,536	21,373	25,909	7,193	18,716	1997	2007	35 years
TOTAL FOR SUNRISE SENIORS HOUSING COMMUNITIES			111,090	245,515	2,532,176	99,539	246,623	2,630,607	2,877,230	819,088	2,058,142
ATRIA SENIORS HOUSING COMMUNITIES
Arbour Lake	Calgary	AB	—	2,512	39,188	(2,157)	2,332	37,211	39,543	4,396	35,147	2003	2014	35 years
Canyon Meadows	Calgary	AB	—	1,617	30,803	(1,557)	1,494	29,369	30,863	3,652	27,211	1995	2014	35 years
Churchill Manor	Edmonton	AB	—	2,865	30,482	(1,777)	2,647	28,923	31,570	3,622	27,948	1999	2014	35 years
The View at Lethbridge	Lethbridge	AB	—	2,503	24,770	(1,545)	2,313	23,415	25,728	3,153	22,575	2007	2014	35 years
Victoria Park	Red Deer	AB	—	1,188	22,554	(869)	1,098	21,775	22,873	2,966	19,907	1999	2014	35 years
Ironwood Estates	St. Albert	AB	—	3,639	22,519	(1,112)	3,377	21,669	25,046	2,925	22,121	1998	2014	35 years
Atria Regency	Mobile	AL	—	950	11,897	1,387	981	13,253	14,234	3,690	10,544	1996	2011	35 years
Atria Chandler Villas	Chandler	AZ	—	3,650	8,450	1,580	3,721	9,959	13,680	3,554	10,126	1988	2011	35 years
Atria Park of Sierra Pointe	Scottsdale	AZ	—	10,930	65,372	3,269	10,969	68,602	79,571	8,182	71,389	2000	2014	35 years
Atria Campana del Rio	Tucson	AZ	—	5,861	37,284	2,254	5,972	39,427	45,399	10,250	35,149	1964	2011	35 years
Atria Valley Manor	Tucson	AZ	—	1,709	60	819	1,768	820	2,588	417	2,171	1963	2011	35 years
Atria Bell Court Gardens	Tucson	AZ	—	3,010	30,969	1,969	3,060	32,888	35,948	7,677	28,271	1964	2011	35 years
Longlake Chateau	Nanaimo	BC	—	1,874	22,910	(1,018)	1,738	22,028	23,766	3,011	20,755	1990	2014	35 years
Prince George Chateau	Prince George	BC	—	2,066	22,761	(1,449)	1,909	21,469	23,378	2,909	20,469	2005	2014	35 years
The Victorian	Victoria	BC	—	3,419	16,351	(620)	3,184	15,966	19,150	2,266	16,884	1988	2014	35 years
The Victorian at McKenzie	Victoria	BC	—	4,801	25,712	(1,529)	4,440	24,544	28,984	3,231	25,753	2003	2014	35 years
Atria Burlingame	Burlingame	CA	—	2,494	12,373	1,522	2,523	13,866	16,389	3,606	12,783	1977	2011	35 years
Atria Las Posas	Camarillo	CA	—	4,500	28,436	1,206	4,518	29,624	34,142	6,855	27,287	1997	2011	35 years
Atria Carmichael Oaks	Carmichael	CA	18,015	2,118	49,694	2,192	2,147	51,857	54,004	8,944	45,060	1992	2013	35 years
Atria El Camino Gardens	Carmichael	CA	—	6,930	32,318	14,347	7,210	46,385	53,595	10,402	43,193	1984	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Covina	Covina	CA	—	170	4,131	693	250	4,744	4,994	1,509	3,485	1977	2011	35 years
Atria Daly City	Daly City	CA	—	3,090	13,448	1,113	3,102	14,549	17,651	3,660	13,991	1975	2011	35 years
Atria Covell Gardens	Davis	CA	—	2,163	39,657	11,064	2,382	50,502	52,884	13,083	39,801	1987	2011	35 years
Atria Encinitas	Encinitas	CA	—	5,880	9,212	1,785	5,942	10,935	16,877	2,917	13,960	1984	2011	35 years
Atria North Escondido	Escondido	CA	—	1,196	7,155	469	1,207	7,613	8,820	1,261	7,559	2002	2014	35 years
Atria Grass Valley	Grass Valley	CA	11,218	1,965	28,414	825	2,016	29,188	31,204	5,232	25,972	2000	2013	35 years
Atria Golden Creek	Irvine	CA	—	6,900	23,544	1,385	6,930	24,899	31,829	6,383	25,446	1985	2011	35 years
Atria Park of Lafayette	Lafayette	CA	18,916	5,679	56,922	1,137	5,886	57,852	63,738	9,403	54,335	2007	2013	35 years
Atria Del Sol	Mission Viejo	CA	—	3,500	12,458	8,590	3,781	20,767	24,548	5,623	18,925	1985	2011	35 years
Atria Newport Plaza	Newport Beach	CA	—	4,534	32,881	—	4,534	32,881	37,415	—	37,415	1989	2017	35 years
Atria Tamalpais Creek	Novato	CA	—	5,812	24,703	876	5,831	25,560	31,391	6,040	25,351	1978	2011	35 years
Atria Park of Pacific Palisades	Pacific Palisades	CA	—	4,458	17,064	1,705	4,489	18,738	23,227	6,607	16,620	2001	2007	35 years
Atria Palm Desert	Palm Desert	CA	—	2,887	9,843	1,239	3,115	10,854	13,969	4,663	9,306	1988	2011	35 years
Atria Hacienda	Palm Desert	CA	—	6,680	85,900	3,291	6,873	88,998	95,871	19,449	76,422	1989	2011	35 years
Atria Paradise	Paradise	CA	—	2,265	28,262	1,090	2,309	29,308	31,617	5,184	26,433	1999	2013	35 years
Atria Del Rey	Rancho Cucamonga	CA	—	3,290	17,427	5,470	3,464	22,723	26,187	7,237	18,950	1987	2011	35 years
Atria Rocklin	Rocklin	CA	19,221	4,427	52,064	872	4,439	52,924	57,363	5,339	52,024	2001	2015	35 years
Atria La Jolla	San Diego	CA	—	8,210	46,289	—	8,210	46,289	54,499	—	54,499	1984	2017	35 years
Atria Penasquitos	San Diego	CA	—	2,649	23,993	—	2,649	23,993	26,642	—	26,642	1991	2017	35 years
Atria Collwood	San Diego	CA	—	290	10,650	1,174	338	11,776	12,114	3,218	8,896	1976	2011	35 years
Atria Rancho Park	San Dimas	CA	—	4,066	14,306	1,628	4,613	15,387	20,000	4,566	15,434	1975	2011	35 years
Atria Chateau Gardens	San Jose	CA	—	39	487	644	49	1,121	1,170	1,159	11	1977	2011	35 years
Atria Willow Glen	San Jose	CA	—	8,521	43,168	2,931	8,590	46,030	54,620	9,642	44,978	1976	2011	35 years
Atria San Juan	San Juan Capistrano	CA	—	5,110	29,436	8,373	5,318	37,601	42,919	11,978	30,941	1985	2011	35 years
Atria Hillsdale	San Mateo	CA	—	5,240	15,956	4,441	5,253	20,384	25,637	4,146	21,491	1986	2011	35 years
Atria Santa Clarita	Santa Clarita	CA	—	3,880	38,366	932	3,890	39,288	43,178	4,024	39,154	2001	2015	35 years
Atria Bayside Landing	Stockton	CA	—	—	467	660	—	1,127	1,127	963	164	1998	2011	35 years
Atria Sunnyvale	Sunnyvale	CA	—	6,120	30,068	4,920	6,228	34,880	41,108	8,508	32,600	1977	2011	35 years
Atria Park of Tarzana	Tarzana	CA	—	960	47,547	889	974	48,422	49,396	7,718	41,678	2008	2013	35 years
Atria Park of Vintage Hills	Temecula	CA	—	4,674	44,341	2,068	4,879	46,204	51,083	8,308	42,775	2000	2013	35 years
Atria Park of Grand Oaks	Thousand Oaks	CA	21,965	5,994	50,309	916	6,055	51,164	57,219	8,886	48,333	2002	2013	35 years
Atria Hillcrest	Thousand Oaks	CA	—	6,020	25,635	10,103	6,624	35,134	41,758	11,103	30,655	1987	2011	35 years
Atria Walnut Creek	Walnut Creek	CA	—	6,910	15,797	16,728	7,626	31,809	39,435	9,916	29,519	1978	2011	35 years
Atria Valley View	Walnut Creek	CA	—	7,139	53,914	2,554	7,175	56,432	63,607	19,157	44,450	1977	2011	35 years
Atria Park of Applewood	Lakewood	CO	—	3,656	48,657	419	3,686	49,046	52,732	8,747	43,985	2008	2013	35 years
Atria Inn at Lakewood	Lakewood	CO	—	6,281	50,095	1,593	6,378	51,591	57,969	11,172	46,797	1999	2011	35 years
Atria Longmont	Longmont	CO	—	2,807	24,877	994	2,834	25,844	28,678	5,139	23,539	2009	2012	35 years
Atria Darien	Darien	CT	—	653	37,587	11,428	1,156	48,512	49,668	10,803	38,865	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Larson Place	Hamden	CT	—	1,850	16,098	1,778	1,885	17,841	19,726	4,628	15,098	1999	2011	35 years
Atria Greenridge Place	Rocky Hill	CT	—	2,170	32,553	2,352	2,388	34,687	37,075	7,751	29,324	1998	2011	35 years
Atria Stamford	Stamford	CT	—	1,200	62,432	12,331	1,378	74,585	75,963	15,259	60,704	1975	2011	35 years
Atria Stratford	Stratford	CT	—	3,210	27,865	1,828	3,210	29,693	32,903	7,264	25,639	1999	2011	35 years
Atria Crossroads Place	Waterford	CT	—	2,401	36,495	7,789	2,577	44,108	46,685	10,926	35,759	2000	2011	35 years
Atria Hamilton Heights	West Hartford	CT	—	3,120	14,674	3,463	3,158	18,099	21,257	5,434	15,823	1904	2011	35 years
Atria Windsor Woods	Hudson	FL	—	1,610	32,432	2,048	1,687	34,403	36,090	8,650	27,440	1988	2011	35 years
Atria Park of Baypoint Village	Hudson	FL	—	2,083	28,841	8,612	2,350	37,186	39,536	9,753	29,783	1986	2011	35 years
Atria Park of San Pablo	Jacksonville	FL	5,388	1,620	14,920	921	1,660	15,801	17,461	3,764	13,697	1999	2011	35 years
Atria Park of St. Joseph's	Jupiter	FL	15,588	5,520	30,720	1,142	5,557	31,825	37,382	5,675	31,707	2007	2013	35 years
Atria Lady Lake	Lady Lake	FL	—	3,752	26,265	588	3,766	26,839	30,605	2,708	27,897	2010	2015	35 years
Atria Park of Lake Forest	Sanford	FL	—	3,589	32,586	4,027	3,886	36,316	40,202	8,356	31,846	2002	2011	35 years
Atria Evergreen Woods	Spring Hill	FL	—	2,370	28,371	3,510	2,533	31,718	34,251	8,911	25,340	1981	2011	35 years
Atria North Point	Alpharetta	GA	40,221	4,830	78,318	1,700	4,856	79,992	84,848	10,973	73,875	2007	2014	35 years
Atria Buckhead	Atlanta	GA	—	3,660	5,274	969	3,688	6,215	9,903	2,091	7,812	1996	2011	35 years
Atria Mableton	Austell	GA	—	1,911	18,879	479	1,946	19,323	21,269	3,447	17,822	2000	2013	35 years
Atria Johnson Ferry	Marietta	GA	—	990	6,453	657	995	7,105	8,100	1,895	6,205	1995	2011	35 years
Atria Park of Tucker	Tucker	GA	—	1,103	20,679	605	1,120	21,267	22,387	3,756	18,631	2000	2013	35 years
Atria Park of Glen Ellyn	Glen Ellyn	IL	—	2,455	34,064	3,060	2,634	36,945	39,579	12,230	27,349	2000	2007	35 years
Atria Newburgh	Newburgh	IN	—	1,150	22,880	748	1,150	23,628	24,778	5,335	19,443	1998	2011	35 years
Atria Hearthstone East	Topeka	KS	—	1,150	20,544	1,018	1,215	21,497	22,712	5,306	17,406	1998	2011	35 years
Atria Hearthstone West	Topeka	KS	—	1,230	28,379	2,322	1,245	30,686	31,931	7,885	24,046	1987	2011	35 years
Atria Highland Crossing	Covington	KY	—	1,677	14,393	1,440	1,689	15,821	17,510	4,554	12,956	1988	2011	35 years
Atria Summit Hills	Crestview Hills	KY	—	1,780	15,769	884	1,789	16,644	18,433	4,255	14,178	1998	2011	35 years
Atria Elizabethtown	Elizabethtown	KY	—	850	12,510	658	869	13,149	14,018	3,175	10,843	1996	2011	35 years
Atria St. Matthews	Louisville	KY	—	939	9,274	1,147	953	10,407	11,360	3,347	8,013	1998	2011	35 years
Atria Stony Brook	Louisville	KY	—	1,860	17,561	1,177	1,953	18,645	20,598	4,581	16,017	1999	2011	35 years
Atria Springdale	Louisville	KY	—	1,410	16,702	1,255	1,410	17,957	19,367	4,463	14,904	1999	2011	35 years
Atria Marland Place	Andover	MA	—	1,831	34,592	19,314	1,996	53,741	55,737	14,791	40,946	1996	2011	35 years
Atria Longmeadow Place	Burlington	MA	—	5,310	58,021	1,483	5,383	59,431	64,814	12,734	52,080	1998	2011	35 years
Atria Fairhaven	Fairhaven	MA	—	1,100	16,093	861	1,148	16,906	18,054	3,868	14,186	1999	2011	35 years
Atria Woodbriar Place	Falmouth	MA	15,940	4,630	27,314	5,566	6,433	31,077	37,510	6,341	31,169	2013	2013	35 years
Atria Woodbriar Park	Falmouth	MA	—	1,970	43,693	21,194	2,599	64,258	66,857	11,987	54,870	1975	2011	35 years
Atria Draper Place	Hopedale	MA	—	1,140	17,794	1,533	1,234	19,233	20,467	4,575	15,892	1998	2011	35 years
Atria Merrimack Place	Newburyport	MA	—	2,774	40,645	1,896	2,822	42,493	45,315	9,006	36,309	2000	2011	35 years
Atria Marina Place	Quincy	MA	—	2,590	33,899	1,589	2,755	35,323	38,078	8,150	29,928	1999	2011	35 years
Riverheights Terrace	Brandon	MB	—	799	27,708	(1,193)	739	26,575	27,314	3,385	23,929	2001	2014	35 years
Amber Meadow	Winnipeg	MB	—	3,047	17,821	(431)	2,817	17,620	20,437	2,685	17,752	2000	2014	35 years
The Westhaven	Winnipeg	MB	—	871	23,162	(1,222)	816	21,995	22,811	2,959	19,852	1988	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Manresa	Annapolis	MD	—	4,193	19,000	1,822	4,465	20,550	25,015	5,052	19,963	1920	2011	35 years
Atria Salisbury	Salisbury	MD	—	1,940	24,500	780	1,959	25,261	27,220	5,557	21,663	1995	2011	35 years
Atria Kennebunk	Kennebunk	ME	—	1,090	23,496	1,127	1,117	24,596	25,713	5,806	19,907	1998	2011	35 years
Atria Park of Ann Arbor	Ann Arbor	MI	—	1,703	15,857	2,055	1,806	17,809	19,615	6,437	13,178	2001	2007	35 years
Atria Kinghaven	Riverview	MI	13,029	1,440	26,260	1,911	1,598	28,013	29,611	6,994	22,617	1987	2011	35 years
Ste. Anne's Court	Fredericton	NB	—	1,221	29,626	(1,214)	1,131	28,502	29,633	3,580	26,053	2002	2014	35 years
Chateau de Champlain	St. John	NB	—	796	24,577	(854)	747	23,772	24,519	3,174	21,345	2002	2014	35 years
Atria MerryWood	Charlotte	NC	—	1,678	36,892	2,487	1,724	39,333	41,057	9,919	31,138	1991	2011	35 years
Atria Southpoint Walk	Durham	NC	15,921	2,130	25,920	912	2,135	26,827	28,962	4,921	24,041	2009	2013	35 years
Atria Oakridge	Raleigh	NC	14,768	1,482	28,838	1,017	1,519	29,818	31,337	5,435	25,902	2009	2013	35 years
Atria Cranford	Cranford	NJ	25,067	8,260	61,411	4,730	8,382	66,019	74,401	15,581	58,820	1993	2011	35 years
Atria Tinton Falls	Tinton Falls	NJ	—	6,580	13,258	1,257	6,756	14,339	21,095	4,324	16,771	1999	2011	35 years
Atria Sunlake	Las Vegas	NV	—	7	732	958	15	1,682	1,697	1,664	33	1998	2011	35 years
Atria Sutton	Las Vegas	NV	—	—	863	1,130	48	1,945	1,993	1,697	296	1998	2011	35 years
Atria Seville	Las Vegas	NV	—	—	796	1,452	11	2,237	2,248	1,427	821	1999	2011	35 years
Atria Summit Ridge	Reno	NV	—	4	407	546	20	937	957	802	155	1997	2011	35 years
Atria Shaker	Albany	NY	—	1,520	29,667	1,217	1,626	30,778	32,404	7,071	25,333	1997	2011	35 years
Atria Crossgate	Albany	NY	—	1,080	20,599	1,089	1,100	21,668	22,768	5,221	17,547	1980	2011	35 years
Atria Woodlands	Ardsley	NY	45,490	7,660	65,581	2,397	7,718	67,920	75,638	15,345	60,293	2005	2011	35 years
Atria Bay Shore	Bay Shore	NY	15,275	4,440	31,983	1,853	4,448	33,828	38,276	7,914	30,362	1900	2011	35 years
Atria Briarcliff Manor	Briarcliff Manor	NY	—	6,560	33,885	2,003	6,725	35,723	42,448	8,673	33,775	1997	2011	35 years
Atria Riverdale	Bronx	NY	—	1,020	24,149	14,480	1,069	38,580	39,649	10,524	29,125	1999	2011	35 years
Atria Delmar Place	Delmar	NY	—	1,201	24,850	719	1,219	25,551	26,770	3,733	23,037	2004	2013	35 years
Atria East Northport	East Northport	NY	—	9,960	34,467	19,448	10,211	53,664	63,875	11,420	52,455	1996	2011	35 years
Atria Glen Cove	Glen Cove	NY	—	2,035	25,190	1,123	2,057	26,291	28,348	11,551	16,797	1997	2011	35 years
Atria Great Neck	Great Neck	NY	—	3,390	54,051	19,217	3,390	73,268	76,658	11,785	64,873	1998	2011	35 years
Atria Cutter Mill	Great Neck	NY	—	2,750	47,919	2,867	2,761	50,775	53,536	10,914	42,622	1999	2011	35 years
Atria Huntington	Huntington Station	NY	—	8,190	1,169	2,491	8,232	3,618	11,850	2,056	9,794	1987	2011	35 years
Atria Hertlin Place	Lake Ronkonkoma	NY	—	7,886	16,391	1,944	7,886	18,335	26,221	3,768	22,453	2002	2012	35 years
Atria Lynbrook	Lynbrook	NY	—	3,145	5,489	1,187	3,176	6,645	9,821	2,344	7,477	1996	2011	35 years
Atria Tanglewood	Lynbrook	NY	24,095	4,120	37,348	935	4,145	38,258	42,403	8,408	33,995	2005	2011	35 years
Atria West 86	New York	NY	—	80	73,685	5,856	167	79,454	79,621	18,543	61,078	1998	2011	35 years
Atria on the Hudson	Ossining	NY	—	8,123	63,089	4,114	8,191	67,135	75,326	16,163	59,163	1972	2011	35 years
Atria Penfield	Penfield	NY	—	620	22,036	967	723	22,900	23,623	5,383	18,240	1972	2011	35 years
Atria Plainview	Plainview	NY	—	2,480	16,060	1,590	2,630	17,500	20,130	4,446	15,684	2000	2011	35 years
Atria Rye Brook	Port Chester	NY	41,514	9,660	74,936	1,944	9,726	76,814	86,540	16,836	69,704	2004	2011	35 years
Atria Kew Gardens	Queens	NY	—	3,051	66,013	8,272	3,079	74,257	77,336	16,232	61,104	1999	2011	35 years
Atria Forest Hills	Queens	NY	—	2,050	16,680	1,244	2,074	17,900	19,974	4,360	15,614	2001	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Greece	Rochester	NY	—	410	14,967	1,041	639	15,779	16,418	3,893	12,525	1970	2011	35 years
Atria on Roslyn Harbor	Roslyn	NY	65,000	12,909	72,720	2,231	12,974	74,886	87,860	16,287	71,573	2006	2011	35 years
Atria Guilderland	Slingerlands	NY	—	1,170	22,414	601	1,171	23,014	24,185	5,225	18,960	1950	2011	35 years
Atria South Setauket	South Setauket	NY	—	8,450	14,534	1,514	8,832	15,666	24,498	5,403	19,095	1967	2011	35 years
The Court at Brooklin	Brooklin	ON	—	2,515	35,602	(1,674)	2,346	34,097	36,443	4,141	32,302	2004	2014	35 years
Burlington Gardens	Burlington	ON	—	7,560	50,744	(3,614)	7,009	47,681	54,690	5,602	49,088	2008	2014	35 years
The Court at Rushdale	Hamilton	ON	—	1,799	34,633	(1,379)	1,663	33,390	35,053	4,040	31,013	2004	2014	35 years
Kingsdale Chateau	Kingston	ON	—	2,221	36,272	(1,383)	2,059	35,051	37,110	4,247	32,863	2000	2014	35 years
Crystal View Lodge	Nepean	ON	—	1,587	37,243	(1,274)	1,657	35,899	37,556	4,354	33,202	2000	2014	35 years
The Court at Barrhaven	Nepean	ON	—	1,778	33,922	(1,218)	1,667	32,815	34,482	4,110	30,372	2004	2014	35 years
Stamford Estates	Niagara Falls	ON	—	1,414	29,439	(1,744)	1,307	27,802	29,109	3,525	25,584	2005	2014	35 years
Sherbrooke Heights	Peterborough	ON	—	2,485	33,747	(1,280)	2,300	32,652	34,952	4,122	30,830	2001	2014	35 years
Anchor Pointe	St. Catharines	ON	—	8,214	24,056	(1,790)	7,593	22,887	30,480	3,259	27,221	2000	2014	35 years
The Court at Pringle Creek	Whitby	ON	—	2,965	39,206	(2,173)	2,796	37,202	39,998	4,599	35,399	2002	2014	35 years
Atria Bethlehem	Bethlehem	PA	—	2,479	22,870	872	2,492	23,729	26,221	5,905	20,316	1998	2011	35 years
Atria Center City	Philadelphia	PA	—	3,460	18,291	15,109	3,475	33,385	36,860	5,427	31,433	1964	2011	35 years
Atria Woodbridge Place	Phoenixville	PA	—	1,510	19,130	990	1,526	20,104	21,630	4,941	16,689	1996	2011	35 years
Atria South Hills	Pittsburgh	PA	—	880	10,884	764	913	11,615	12,528	3,221	9,307	1998	2011	35 years
La Residence Steger	Saint-Laurent	QC	—	1,995	10,926	425	1,884	11,462	13,346	1,912	11,434	1999	2014	35 years
Atria Bay Spring Village	Barrington	RI	—	2,000	33,400	2,613	2,080	35,933	38,013	9,137	28,876	2000	2011	35 years
Atria Harborhill	East Greenwich	RI	—	2,089	21,702	1,519	2,179	23,131	25,310	5,562	19,748	1835	2011	35 years
Atria Lincoln Place	Lincoln	RI	—	1,440	12,686	1,027	1,475	13,678	15,153	3,755	11,398	2000	2011	35 years
Atria Aquidneck Place	Portsmouth	RI	—	2,810	31,623	865	2,814	32,484	35,298	7,007	28,291	1999	2011	35 years
Atria Forest Lake	Columbia	SC	—	670	13,946	837	684	14,769	15,453	3,451	12,002	1999	2011	35 years
Primrose Chateau	Saskatoon	SK	—	2,611	32,729	(1,634)	2,484	31,222	33,706	3,885	29,821	1996	2014	35 years
Mulberry Estates	Moose Jaw	SK	—	2,173	31,791	(1,381)	2,103	30,480	32,583	3,829	28,754	2003	2014	35 years
Queen Victoria Estates	Regina	SK	—	3,018	34,109	(1,596)	2,789	32,742	35,531	4,019	31,512	2000	2014	35 years
Atria Weston Place	Knoxville	TN	9,158	793	7,961	1,113	967	8,900	9,867	2,482	7,385	1993	2011	35 years
Atria at the Arboretum	Austin	TX	—	8,280	61,764	923	8,342	62,625	70,967	11,628	59,339	2009	2012	35 years
Atria Carrollton	Carrollton	TX	6,259	360	20,465	1,270	370	21,725	22,095	5,247	16,848	1998	2011	35 years
Atria Grapevine	Grapevine	TX	—	2,070	23,104	789	2,080	23,883	25,963	5,523	20,440	1999	2011	35 years
Atria Westchase	Houston	TX	—	2,318	22,278	1,075	2,322	23,349	25,671	5,578	20,093	1999	2011	35 years
Atria Cinco Ranch	Katy	TX	—	3,171	73,287	967	3,176	74,249	77,425	6,972	70,453	2010	2015	35 years
Atria Kingwood	Kingwood	TX	—	1,170	4,518	697	1,192	5,193	6,385	1,644	4,741	1998	2011	35 years
Atria at Hometown	North Richland Hills	TX	—	1,932	30,382	1,294	1,963	31,645	33,608	5,945	27,663	2007	2013	35 years
Atria Canyon Creek	Plano	TX	—	3,110	45,999	1,360	3,148	47,321	50,469	8,528	41,941	2009	2013	35 years
Atria Richardson	Richardson	TX	—	1,590	23,662	1,178	1,600	24,830	26,430	5,570	20,860	1998	2011	35 years
Atria Cypresswood	Spring	TX	—	880	9,192	(2,884)	897	6,291	7,188	2,466	4,722	1996	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Atria Sugar Land	Sugar Land	TX	—	970	17,542	885	980	18,417	19,397	4,338	15,059	1999	2011	35 years
Atria Copeland	Tyler	TX	—	1,879	17,901	874	1,888	18,766	20,654	4,613	16,041	1997	2011	35 years
Atria Willow Park	Tyler	TX	—	920	31,271	1,169	982	32,378	33,360	7,815	25,545	1985	2011	35 years
Atria Virginia Beach	Virginia Beach	VA	—	1,749	33,004	710	1,754	33,709	35,463	7,919	27,544	1998	2011	35 years
Amberwood	Port Richey	FL	—	1,320	—	—	1,320	—	1,320	—	1,320	N/A	2011	N/A
Atria Development & Construction Fees			—	—	428	—	—	428	428	—	428	CIP	CIP	CIP
TOTAL FOR ATRIA SENIORS HOUSING COMMUNITIES			442,048	548,972	5,010,620	387,770	558,443	5,388,919	5,947,362	1,111,490	4,835,872
OTHER SENIORS HOUSING COMMUNITIES
Elmcroft of Grayson Valley	Birmingham	AL	—	1,040	19,145	495	1,046	19,634	20,680	4,174	16,506	2000	2011	35 years
Elmcroft of Byrd Springs	Hunstville	AL	—	1,720	11,270	468	1,723	11,735	13,458	2,733	10,725	1999	2011	35 years
Elmcroft of Heritage Woods	Mobile	AL	—	1,020	10,241	489	1,020	10,730	11,750	2,526	9,224	2000	2011	35 years
Elmcroft of Halcyon	Montgomery	AL	—	220	5,476	16	220	5,492	5,712	1,748	3,964	1999	2006	35 years
Rosewood Manor	Scottsboro	AL	—	680	4,038	—	680	4,038	4,718	847	3,871	1998	2011	35 years
West Shores	Hot Springs	AR	—	1,326	10,904	1,200	1,326	12,104	13,430	3,928	9,502	1988	2005	35 years
Elmcroft of Maumelle	Maumelle	AR	—	1,252	7,601	22	1,252	7,623	8,875	2,426	6,449	1997	2006	35 years
Elmcroft of Mountain Home	Mountain Home	AR	—	204	8,971	5	204	8,976	9,180	2,863	6,317	1997	2006	35 years
Elmcroft of Sherwood	Sherwood	AR	—	1,320	5,693	24	1,320	5,717	7,037	1,817	5,220	1997	2006	35 years
Chandler Memory Care Community	Chandler	AZ	—	2,910	8,882	184	3,094	8,882	11,976	1,891	10,085	2012	2012	35 years
Silver Creek Inn Memory Care Community	Gilbert	AZ	—	890	5,918	—	890	5,918	6,808	1,150	5,658	2012	2012	35 years
Prestige Assisted Living at Green Valley	Green Valley	AZ	—	1,227	13,977	—	1,227	13,977	15,204	1,442	13,762	1998	2014	35 years
Prestige Assisted Living at Lake Havasu City	Lake Havasu	AZ	—	594	14,792	—	594	14,792	15,386	1,517	13,869	1999	2014	35 years
Lakeview Terrace	Lake Havasu City	AZ	—	706	7,810	96	706	7,906	8,612	840	7,772	2009	2015	35 years
Arbor Rose	Mesa	AZ	—	1,100	11,880	2,434	1,100	14,314	15,414	4,176	11,238	1999	2011	35 years
The Stratford	Phoenix	AZ	—	1,931	33,576	—	1,931	33,576	35,507	3,453	32,054	2001	2014	35 years
Amber Creek Inn Memory Care	Scottsdale	AZ	—	2,310	6,322	677	2,185	7,124	9,309	528	8,781	1986	2011	35 years
Prestige Assisted Living at Sierra Vista	Sierra Vista	AZ	—	295	13,224	—	295	13,224	13,519	1,353	12,166	1999	2014	35 years
The Woodmark at Sun City	Sun City	AZ	—	964	35,093	531	1,003	35,585	36,588	3,329	33,259	2000	2015	35 years
Rock Creek Memory Care Community	Surprise	AZ	10,228	826	16,353	—	826	16,353	17,179	45	17,134	2017	2017	35 years
Elmcroft of Tempe	Tempe	AZ	—	1,090	12,942	855	1,090	13,797	14,887	3,143	11,744	1999	2011	35 years
Elmcroft of River Centre	Tucson	AZ	—	1,940	5,195	462	1,940	5,657	7,597	1,531	6,066	1999	2011	35 years
Sierra Ridge Memory Care	Auburn	CA	—	681	6,071	—	681	6,071	6,752	643	6,109	2011	2014	35 years
Careage Banning	Banning	CA	—	2,970	16,037	—	2,970	16,037	19,007	3,567	15,440	2004	2011	35 years
Las Villas Del Carlsbad	Carlsbad	CA	—	1,760	30,469	3	1,760	30,472	32,232	9,721	22,511	1987	2006	35 years
Prestige Assisted Living at Chico	Chico	CA	—	1,069	14,929	—	1,069	14,929	15,998	1,537	14,461	1998	2014	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Villa Bonita	Chula Vista	CA	—	1,610	9,169	—	1,610	9,169	10,779	2,137	8,642	1989	2011	35 years
The Meadows Senior Living	Elk Grove	CA	—	1,308	19,667	—	1,308	19,667	20,975	2,047	18,928	2003	2014	35 years
Las Villas Del Norte	Escondido	CA	—	2,791	32,632	17	2,791	32,649	35,440	10,412	25,028	1986	2006	35 years
Alder Bay Assisted Living	Eureka	CA	—	1,170	5,228	(70)	1,170	5,158	6,328	1,215	5,113	1997	2011	35 years
Cedarbrook	Fresno	CA	—	1,652	12,613	—	1,652	12,613	14,265	353	13,912	2014	2017	35 years
Elmcroft of La Mesa	La Mesa	CA	—	2,431	6,101	—	2,431	6,101	8,532	1,946	6,586	1997	2006	35 years
Grossmont Gardens	La Mesa	CA	—	9,104	59,349	71	9,104	59,420	68,524	18,939	49,585	1964	2006	35 years
Palms, The	La Mirada	CA	—	2,700	43,919	—	2,700	43,919	46,619	6,243	40,376	1990	2013	35 years
Prestige Assisted Living at Lancaster	Lancaster	CA	—	718	10,459	—	718	10,459	11,177	1,077	10,100	1999	2014	35 years
Prestige Assisted Living at Marysville	Marysville	CA	—	741	7,467	—	741	7,467	8,208	772	7,436	1999	2014	35 years
Mountview Retirement Residence	Montrose	CA	—	1,089	15,449	77	1,089	15,526	16,615	4,933	11,682	1974	2006	35 years
Redwood Retirement	Napa	CA	—	2,798	12,639	—	2,798	12,639	15,437	1,836	13,601	1986	2013	35 years
Prestige Assisted Living at Oroville	Oroville	CA	—	638	8,079	—	638	8,079	8,717	833	7,884	1999	2014	35 years
Valencia Commons	Rancho Cucamonga	CA	—	1,439	36,363	—	1,439	36,363	37,802	5,154	32,648	2002	2013	35 years
Mission Hills	Rancho Mirage	CA	—	6,800	3,637	—	6,800	3,637	10,437	1,297	9,140	1999	2011	35 years
Shasta Estates	Redding	CA	—	1,180	23,463	—	1,180	23,463	24,643	3,330	21,313	2009	2013	35 years
The Vistas	Redding	CA	—	1,290	22,033	—	1,290	22,033	23,323	4,555	18,768	2007	2011	35 years
Elmcroft of Point Loma	San Diego	CA	—	2,117	6,865	—	2,117	6,865	8,982	2,190	6,792	1999	2006	35 years
Regency of Evergreen Valley	San Jose	CA	—	2,700	7,994	—	2,700	7,994	10,694	2,222	8,472	1998	2011	35 years
Villa del Obispo	San Juan Capistrano	CA	—	2,660	9,560	331	2,660	9,891	12,551	2,140	10,411	1985	2011	35 years
Villa Santa Barbara	Santa Barbara	CA	—	1,219	12,426	3,645	1,219	16,071	17,290	4,468	12,822	1977	2005	35 years
Skyline Place Senior Living	Sonora	CA	—	1,815	28,472	—	1,815	28,472	30,287	2,977	27,310	1996	2014	35 years
Oak Terrace Memory Care	Soulsbyville	CA	—	1,146	5,275	—	1,146	5,275	6,421	568	5,853	1999	2014	35 years
Eagle Lake Village	Susanville	CA	—	1,165	6,719	—	1,165	6,719	7,884	1,199	6,685	2006	2012	35 years
Bonaventure, The	Ventura	CA	—	5,294	32,747	—	5,294	32,747	38,041	4,719	33,322	2005	2013	35 years
Sterling Inn	Victorville	CA	12,558	733	18,539	—	733	18,539	19,272	499	18,773	1992	2017	35 years
Sterling Commons	Victorville	CA	5,850	768	13,124	—	768	13,124	13,892	355	13,537	1994	2017	35 years
Prestige Assisted Living at Visalia	Visalia	CA	—	1,300	8,378	—	1,300	8,378	9,678	873	8,805	1998	2014	35 years
Vista Village	Vista	CA	—	1,630	5,640	61	1,630	5,701	7,331	1,454	5,877	1980	2011	35 years
Rancho Vista	Vista	CA	—	6,730	21,828	42	6,730	21,870	28,600	6,966	21,634	1982	2006	35 years
Westminster Terrace	Westminster	CA	—	1,700	11,514	22	1,700	11,536	13,236	2,397	10,839	2001	2011	35 years
Highland Trail	Broomfield	CO	—	2,511	26,431	—	2,511	26,431	28,942	3,774	25,168	2009	2013	35 years
Caley Ridge	Englewood	CO	—	1,157	13,133	—	1,157	13,133	14,290	2,343	11,947	1999	2012	35 years
Garden Square at Westlake	Greeley	CO	—	630	8,211	—	630	8,211	8,841	1,775	7,066	1998	2011	35 years
Garden Square of Greeley	Greeley	CO	—	330	2,735	—	330	2,735	3,065	606	2,459	1995	2011	35 years
Lakewood Estates	Lakewood	CO	—	1,306	21,137	—	1,306	21,137	22,443	3,005	19,438	1988	2013	35 years
Sugar Valley Estates	Loveland	CO	—	1,255	21,837	—	1,255	21,837	23,092	3,103	19,989	2009	2013	35 years
Devonshire Acres	Sterling	CO	—	950	13,569	(2,922)	965	10,632	11,597	2,330	9,267	1979	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
The Hearth at Gardenside	Branford	CT	—	7,000	31,518	—	7,000	31,518	38,518	6,517	32,001	1999	2011	35 years
The Hearth at Tuxis Pond	Madison	CT	—	1,610	44,322	—	1,610	44,322	45,932	8,768	37,164	2002	2011	35 years
White Oaks	Manchester	CT	—	2,584	34,507	—	2,584	34,507	37,091	4,914	32,177	2007	2013	35 years
Willows Care Home	Romford	UK	—	4,695	6,983	(970)	4,305	6,403	10,708	633	10,075	1986	2015	40 years
Cedars Care Home	Southend-on-Sea	UK	—	2,649	4,925	(628)	2,429	4,517	6,946	460	6,486	2014	2015	40 years
Hampton Manor Belleview	Belleview	FL	—	390	8,337	—	390	8,337	8,727	1,781	6,946	1988	2011	35 years
Sabal House	Cantonment	FL	—	430	5,902	—	430	5,902	6,332	1,236	5,096	1999	2011	35 years
Bristol Park of Coral Springs	Coral Springs	FL	—	3,280	11,877	689	3,280	12,566	15,846	2,613	13,233	1999	2011	35 years
Stanley House	Defuniak Springs	FL	—	410	5,659	—	410	5,659	6,069	1,184	4,885	1999	2011	35 years
The Peninsula	Hollywood	FL	—	3,660	9,122	1,307	3,660	10,429	14,089	2,277	11,812	1972	2011	35 years
Elmcroft of Timberlin Parc	Jacksonville	FL	—	455	5,905	5	455	5,910	6,365	1,884	4,481	1998	2006	35 years
Forsyth House	Milton	FL	—	610	6,503	—	610	6,503	7,113	1,348	5,765	1999	2011	35 years
Princeton Village of Largo	Largo	FL	—	1,718	10,438	153	1,718	10,591	12,309	1,344	10,965	1992	2015	35 years
Barrington Terrace of Ft. Myers	Fort Myers	FL	—	2,105	18,190	615	2,110	18,800	20,910	2,167	18,743	2001	2015	35 years
Barrington Terrace of Naples	Naples	FL	—	2,596	18,716	571	2,608	19,275	21,883	2,188	19,695	2004	2015	35 years
The Carlisle Naples	Naples	FL	—	8,406	78,091	—	8,406	78,091	86,497	15,720	70,777	1998	2011	35 years
Naples ALZ Development	Naples	FL	—	2,983	—	—	2,983	—	2,983	—	2,983	CIP	CIP	CIP
Hampton Manor at 24th Road	Ocala	FL	—	690	8,767	—	690	8,767	9,457	1,815	7,642	1996	2011	35 years
Hampton Manor at Deerwood	Ocala	FL	—	790	5,605	3,648	983	9,060	10,043	1,499	8,544	2005	2011	35 years
Las Palmas	Palm Coast	FL	—	984	30,009	—	984	30,009	30,993	4,249	26,744	2009	2013	35 years
Princeton Village of Palm Coast	Palm Coast	FL	—	1,958	24,525	42	1,958	24,567	26,525	2,578	23,947	2007	2015	35 years
Outlook Pointe at Pensacola	Pensacola	FL	—	2,230	2,362	154	2,230	2,516	4,746	790	3,956	1999	2011	35 years
Magnolia House	Quincy	FL	—	400	5,190	—	400	5,190	5,590	1,104	4,486	1999	2011	35 years
Outlook Pointe at Tallahassee	Tallahassee	FL	—	2,430	17,745	460	2,430	18,205	20,635	3,871	16,764	1999	2011	35 years
Magnolia Place	Tallahassee	FL	—	640	8,013	81	640	8,094	8,734	1,627	7,107	1999	2011	35 years
Bristol Park of Tamarac	Tamarac	FL	—	3,920	14,130	718	3,920	14,848	18,768	3,023	15,745	2000	2011	35 years
Elmcroft of Carrolwood	Tampa	FL	—	5,410	20,944	634	5,410	21,578	26,988	4,692	22,296	2001	2011	35 years
Arbor Terrace of Athens	Athens	GA	—	1,767	16,442	439	1,770	16,878	18,648	1,759	16,889	1998	2015	35 years
Arbor Terrace at Cascade	Atlanta	GA	—	3,052	9,040	662	3,057	9,697	12,754	1,440	11,314	1999	2015	35 years
Augusta Gardens	Augusta	GA	—	530	10,262	308	543	10,557	11,100	2,239	8,861	1997	2011	35 years
Benton House of Covington	Covington	GA	7,594	1,297	11,397	142	1,297	11,539	12,836	1,271	11,565	2009	2015	35 years
Arbor Terrace of Decatur	Decatur	GA	—	3,102	19,599	(1,371)	1,292	20,038	21,330	2,053	19,277	1990	2015	35 years
Benton House of Douglasville	Douglasville	GA	—	1,697	15,542	78	1,697	15,620	17,317	1,673	15,644	2010	2015	35 years
Elmcroft of Martinez	Martinez	GA	—	408	6,764	5	408	6,769	7,177	2,029	5,148	1997	2007	35 years
Benton House of Newnan	Newnan	GA	—	1,474	17,487	157	1,474	17,644	19,118	1,839	17,279	2010	2015	35 years
Elmcroft of Roswell	Roswell	GA	—	1,867	15,835	24	1,867	15,859	17,726	1,595	16,131	1997	2014	35 years
Benton Village of Stockbridge	Stockbridge	GA	—	2,221	21,989	456	2,227	22,439	24,666	2,411	22,255	2008	2015	35 years
Benton House of Sugar Hill	Sugar Hill	GA	—	2,173	14,937	101	2,173	15,038	17,211	1,698	15,513	2010	2015	35 years
Mayflower Care Home	Northfleet	UK	—	4,330	7,519	(983)	3,971	6,895	10,866	695	10,171	2012	2015	40 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Villas of St. James - Breese, IL	Breese	IL	—	671	6,849	—	671	6,849	7,520	852	6,668	2009	2015	35 years
Villas of Holly Brook - Chatham, IL	Chatham	IL	—	1,185	8,910	—	1,185	8,910	10,095	1,140	8,955	2012	2015	35 years
Villas of Holly Brook - Effingham, IL	Effingham	IL	—	508	6,624	—	508	6,624	7,132	801	6,331	2011	2015	35 years
Villas of Holly Brook - Herrin, IL	Herrin	IL	—	2,175	9,605	—	2,175	9,605	11,780	1,416	10,364	2012	2015	35 years
Villas of Holly Brook - Marshall, IL	Marshall	IL	—	1,461	4,881	—	1,461	4,881	6,342	837	5,505	2012	2015	35 years
Villas of Holly Brook - Newton, IL	Newton	IL	—	458	4,590	—	458	4,590	5,048	616	4,432	2011	2015	35 years
Rochester Senior Living at Wyndcrest	Rochester	IL	—	570	6,536	108	570	6,644	7,214	767	6,447	2005	2015	35 years
Villas of Holly Brook, Shelbyville, IL	Shelbyville	IL	—	2,292	3,351	—	2,292	3,351	5,643	921	4,722	2011	2015	35 years
Elmcroft of Muncie	Muncie	IN	—	244	11,218	4	244	11,222	11,466	3,366	8,100	1998	2007	35 years
Wood Ridge	South Bend	IN	—	590	4,850	(35)	590	4,815	5,405	1,059	4,346	1990	2011	35 years
Maples Care Home	Bexleyheath	UK	—	5,042	7,525	(1,043)	4,624	6,900	11,524	689	10,835	2007	2015	40 years
Barty House Nursing Home	Maidstone	UK	—	3,769	3,089	(569)	3,456	2,833	6,289	407	5,882	2013	2015	40 years
Tunbridge Wells Care Centre	Tunbridge Wells	UK	—	4,323	5,869	(846)	3,964	5,382	9,346	593	8,753	2010	2015	40 years
Elmcroft of Florence (KY)	Florence	KY	—	1,535	21,826	10	1,535	21,836	23,371	2,182	21,189	2010	2014	35 years
Hartland Hills	Lexington	KY	—	1,468	23,929	—	1,468	23,929	25,397	3,401	21,996	2001	2013	35 years
Elmcroft of Mount Washington	Mount Washington	KY	—	758	12,048	8	758	12,056	12,814	1,204	11,610	2005	2014	35 years
Heathlands Care Home	Chingford	UK	—	5,398	7,967	(1,109)	4,950	7,306	12,256	744	11,512	1980	2015	40 years
Heritage Woods	Agawam	MA	—	1,249	4,625	—	1,249	4,625	5,874	2,404	3,470	1997	2004	30 years
Devonshire Estates	Lenox	MA	—	1,832	31,124	—	1,832	31,124	32,956	4,423	28,533	1998	2013	35 years
Outlook Pointe at Hagerstown	Hagerstown	MD	—	2,010	1,293	273	2,010	1,566	3,576	539	3,037	1999	2011	35 years
Clover Healthcare	Auburn	ME	—	1,400	26,895	876	1,400	27,771	29,171	6,014	23,157	1982	2011	35 years
Gorham House	Gorham	ME	—	1,360	33,147	1,472	1,527	34,452	35,979	6,825	29,154	1990	2011	35 years
Kittery Estates	Kittery	ME	—	1,531	30,811	—	1,531	30,811	32,342	4,373	27,969	2009	2013	35 years
Woods at Canco	Portland	ME	—	1,441	45,578	—	1,441	45,578	47,019	6,452	40,567	2000	2013	35 years
Sentry Inn at York Harbor	York Harbor	ME	—	3,490	19,869	—	3,490	19,869	23,359	4,061	19,298	2000	2011	35 years
Elmcroft of Downriver	Brownstown Charter Township	MI	—	320	32,652	437	371	33,038	33,409	6,667	26,742	2000	2011	35 years
Independence Village of East Lansing	East Lansing	MI	—	1,956	18,122	398	1,956	18,520	20,476	3,128	17,348	1989	2012	35 years
Elmcroft of Kentwood	Kentwood	MI	—	510	13,976	(3,503)	481	10,502	10,983	3,361	7,622	2001	2011	35 years
Primrose Austin	Austin	MN	—	2,540	11,707	443	2,540	12,150	14,690	2,369	12,321	2002	2011	35 years
Primrose Duluth	Duluth	MN	—	6,190	8,296	257	6,245	8,498	14,743	1,902	12,841	2003	2011	35 years
Primrose Mankato	Mankato	MN	—	1,860	8,920	352	1,860	9,272	11,132	1,978	9,154	1999	2011	35 years
Lodge at White Bear	White Bear Lake	MN	—	732	24,999	—	732	24,999	25,731	3,538	22,193	2002	2013	35 years
Assisted Living at the Meadowlands - O'Fallon, MO	O'Fallon	MO	—	2,326	14,158	—	2,326	14,158	16,484	1,760	14,724	1999	2015	35 years
Canyon Creek Inn Memory Care	Billings	MT	—	420	11,217	7	420	11,224	11,644	2,212	9,432	2011	2011	35 years
Spring Creek Inn Alzheimer's Community	Bozeman	MT	—	1,345	16,877	—	1,345	16,877	18,222	470	17,752	2010	2017	35 years
The Springs at Missoula	Missoula	MT	16,500	1,975	34,390	1,375	1,975	35,765	37,740	6,046	31,694	2004	2012	35 years
Carillon ALF of Asheboro	Asheboro	NC	—	680	15,370	—	680	15,370	16,050	3,109	12,941	1998	2011	35 years
Arbor Terrace of Asheville	Asheville	NC	—	1,365	15,679	532	1,365	16,211	17,576	1,753	15,823	1998	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Little Avenue	Charlotte	NC	—	250	5,077	7	250	5,084	5,334	1,620	3,714	1997	2006	35 years
Carillon ALF of Cramer Mountain	Cramerton	NC	—	530	18,225	—	530	18,225	18,755	3,710	15,045	1999	2011	35 years
Carillon ALF of Harrisburg	Harrisburg	NC	—	1,660	15,130	—	1,660	15,130	16,790	3,070	13,720	1997	2011	35 years
Carillon ALF of Hendersonville	Hendersonville	NC	—	2,210	7,372	—	2,210	7,372	9,582	1,669	7,913	2005	2011	35 years
Carillon ALF of Hillsborough	Hillsborough	NC	—	1,450	19,754	—	1,450	19,754	21,204	3,962	17,242	2005	2011	35 years
Willow Grove	Matthews	NC	—	763	27,544	—	763	27,544	28,307	3,897	24,410	2009	2013	35 years
Carillon ALF of Newton	Newton	NC	—	540	14,935	—	540	14,935	15,475	3,021	12,454	2000	2011	35 years
Independence Village of Olde Raleigh	Raleigh	NC	—	1,989	18,648	—	1,989	18,648	20,637	3,201	17,436	1991	2012	35 years
Elmcroft of Northridge	Raleigh	NC	—	184	3,592	16	184	3,608	3,792	1,147	2,645	1984	2006	35 years
Carillon ALF of Salisbury	Salisbury	NC	—	1,580	25,026	—	1,580	25,026	26,606	4,973	21,633	1999	2011	35 years
Carillon ALF of Shelby	Shelby	NC	—	660	15,471	—	660	15,471	16,131	3,140	12,991	2000	2011	35 years
Elmcroft of Southern Pines	Southern Pines	NC	—	1,196	10,766	14	1,196	10,780	11,976	2,385	9,591	1998	2010	35 years
Carillon ALF of Southport	Southport	NC	—	1,330	10,356	—	1,330	10,356	11,686	2,223	9,463	2005	2011	35 years
Primrose Bismarck	Bismarck	ND	—	1,210	9,768	255	1,210	10,023	11,233	2,041	9,192	1994	2011	35 years
Wellington ALF - Minot ND	Minot	ND	—	3,241	9,509	—	3,241	9,509	12,750	1,462	11,288	2005	2015	35 years
Crown Pointe	Omaha	NE	—	1,316	11,950	1,700	1,316	13,650	14,966	4,318	10,648	1985	2005	35 years
Birch Heights	Derry	NH	—	1,413	30,267	—	1,413	30,267	31,680	4,294	27,386	2009	2013	35 years
Bear Canyon Estates	Albuquerque	NM	—	1,879	36,223	—	1,879	36,223	38,102	5,142	32,960	1997	2013	35 years
The Woodmark at Uptown	Albuquerque	NM	—	2,439	33,276	451	2,451	33,715	36,166	3,404	32,762	2000	2015	35 years
Elmcroft of Quintessence	Albuquerque	NM	—	1,150	26,527	426	1,165	26,938	28,103	5,483	22,620	1998	2011	35 years
Prestige Assisted Living at Mira Loma	Henderson	NV	—	1,279	12,558	—	1,279	12,558	13,837	739	13,098	1998	2016	35 years
The Amberleigh	Buffalo	NY	—	3,498	19,097	5,836	3,498	24,933	28,431	7,058	21,373	1988	2005	35 years
The Hearth at Castle Gardens	Vestal	NY	—	1,830	20,312	2,230	1,885	22,487	24,372	5,685	18,687	1994	2011	35 years
Elmcroft of Lima	Lima	OH	—	490	3,368	11	490	3,379	3,869	1,075	2,794	1998	2006	35 years
Elmcroft of Ontario	Mansfield	OH	—	523	7,968	12	523	7,980	8,503	2,543	5,960	1998	2006	35 years
Elmcroft of Medina	Medina	OH	—	661	9,788	7	661	9,795	10,456	3,123	7,333	1999	2006	35 years
Elmcroft of Washington Township	Miamisburg	OH	—	1,235	12,611	6	1,235	12,617	13,852	4,024	9,828	1998	2006	35 years
Elmcroft of Sagamore Hills	Sagamore Hills	OH	—	980	12,604	29	980	12,633	13,613	4,023	9,590	2000	2006	35 years
Elmcroft of Lorain	Vermilion	OH	—	500	15,461	532	557	15,936	16,493	3,562	12,931	2000	2011	35 years
Gardens at Westlake Senior Living	Westlake	OH	—	2,401	20,640	128	2,401	20,768	23,169	2,352	20,817	1987	2015	35 years
Elmcroft of Xenia	Xenia	OH	—	653	2,801	1	653	2,802	3,455	894	2,561	1999	2006	35 years
Arbor House of Mustang	Mustang	OK	—	372	3,587	—	372	3,587	3,959	600	3,359	1999	2012	35 years
Arbor House of Norman	Norman	OK	—	444	7,525	—	444	7,525	7,969	1,252	6,717	2000	2012	35 years
Arbor House Reminisce Center	Norman	OK	—	438	3,028	—	438	3,028	3,466	509	2,957	2004	2012	35 years
Arbor House of Midwest City	Oklahoma City	OK	—	544	9,133	—	544	9,133	9,677	1,519	8,158	2004	2012	35 years
Mansion at Waterford	Oklahoma City	OK	—	2,077	14,184	—	2,077	14,184	16,261	2,531	13,730	1999	2012	35 years
Meadowbrook Place	Baker City	OR	—	1,430	5,311	—	1,430	5,311	6,741	566	6,175	1965	2014	35 years
Edgewood Downs	Beaverton	OR	—	2,356	15,476	—	2,356	15,476	17,832	2,227	15,605	1978	2013	35 years
Princeton Village Assisted Living	Clackamas	OR	2,691	1,126	10,283	56	1,126	10,339	11,465	1,137	10,328	1999	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Bayside Terrace Assisted Living	Coos Bay	OR	—	498	2,795	423	498	3,218	3,716	317	3,399	2006	2015	35 years
Ocean Ridge Assisted Living	Coos Bay	OR	—	2,681	10,941	(94)	2,681	10,847	13,528	1,414	12,114	2006	2015	35 years
Avamere at Hillsboro	Hillsboro	OR	—	4,400	8,353	1,209	4,400	9,562	13,962	2,232	11,730	2000	2011	35 years
The Springs at Tanasbourne	Hillsboro	OR	33,282	4,689	55,035	—	4,689	55,035	59,724	9,933	49,791	2009	2013	35 years
The Arbor at Avamere Court	Keizer	OR	—	922	6,460	108	1,135	6,355	7,490	808	6,682	2012	2014	35 years
Pelican Pointe	Klamath Falls	OR	11,614	943	26,237	113	943	26,350	27,293	2,691	24,602	2011	2015	35 years
The Stafford	Lake Oswego	OR	—	1,800	16,122	644	1,806	16,760	18,566	3,542	15,024	2008	2011	35 years
The Springs at Clackamas Woods	Milwaukie	OR	14,755	1,264	22,429	—	1,264	22,429	23,693	3,944	19,749	1999	2012	35 years
Clackamas Woods Assisted Living	Milwaukie	OR	7,945	681	12,077	—	681	12,077	12,758	2,123	10,635	1999	2012	35 years
Pheasant Pointe Assisted Living	Molalla	OR	—	904	7,433	(107)	904	7,326	8,230	701	7,529	1998	2015	35 years
Avamere at Newberg	Newberg	OR	—	1,320	4,664	588	1,342	5,230	6,572	1,323	5,249	1999	2011	35 years
Avamere Living at Berry Park	Oregon City	OR	—	1,910	4,249	2,298	1,910	6,547	8,457	1,666	6,791	1972	2011	35 years
McLoughlin Place Senior Living	Oregon City	OR	—	2,418	26,819	—	2,418	26,819	29,237	2,822	26,415	1997	2014	35 years
Avamere at Bethany	Portland	OR	—	3,150	16,740	227	3,150	16,967	20,117	3,605	16,512	2002	2011	35 years
Cedar Village Assisted Living	Salem	OR	—	868	12,652	—	868	12,652	13,520	1,115	12,405	1999	2015	35 years
Redwood Heights Assisted Living	Salem	OR	—	1,513	16,774	(175)	1,513	16,599	18,112	1,513	16,599	1999	2015	35 years
Avamere at Sandy	Sandy	OR	—	1,000	7,309	276	1,000	7,585	8,585	1,760	6,825	1999	2011	35 years
Suzanne Elise ALF	Seaside	OR	—	1,940	4,027	66	1,940	4,093	6,033	1,160	4,873	1998	2011	35 years
Necanicum Village	Seaside	OR	—	2,212	7,311	52	2,212	7,363	9,575	767	8,808	2001	2015	35 years
Avamere at Sherwood	Sherwood	OR	—	1,010	7,051	259	1,010	7,310	8,320	1,707	6,613	2000	2011	35 years
Chateau Gardens	Springfield	OR	—	1,550	4,197	—	1,550	4,197	5,747	875	4,872	1991	2011	35 years
Avamere at St Helens	St. Helens	OR	—	1,410	10,496	488	1,410	10,984	12,394	2,428	9,966	2000	2011	35 years
Flagstone Senior Living	The Dalles	OR	—	1,631	17,786	—	1,631	17,786	19,417	1,867	17,550	1991	2014	35 years
Elmcroft of Allison Park	Allison Park	PA	—	1,171	5,686	8	1,171	5,694	6,865	1,814	5,051	1986	2006	35 years
Elmcroft of Chippewa	Beaver Falls	PA	—	1,394	8,586	5	1,394	8,591	9,985	2,740	7,245	1998	2006	35 years
Elmcroft of Berwick	Berwick	PA	—	111	6,741	4	111	6,745	6,856	2,151	4,705	1998	2006	35 years
Outlook Pointe at Lakemont	Bridgeville	PA	—	1,660	12,624	205	1,660	12,829	14,489	2,787	11,702	1999	2011	35 years
Elmcroft of Dillsburg	Dillsburg	PA	—	432	7,797	—	432	7,797	8,229	2,488	5,741	1998	2006	35 years
Elmcroft of Altoona	Duncansville	PA	—	331	4,729	4	331	4,733	5,064	1,509	3,555	1997	2006	35 years
Elmcroft of Lebanon	Lebanon	PA	—	240	7,336	4	240	7,340	7,580	2,341	5,239	1999	2006	35 years
Elmcroft of Lewisburg	Lewisburg	PA	—	232	5,666	—	232	5,666	5,898	1,808	4,090	1999	2006	35 years
Lehigh Commons	Macungie	PA	—	420	4,406	450	420	4,856	5,276	2,504	2,772	1997	2004	30 years
Elmcroft of Loyalsock	Montoursville	PA	—	413	3,412	—	413	3,412	3,825	1,089	2,736	1999	2006	35 years
Highgate at Paoli Pointe	Paoli	PA	—	1,151	9,079	—	1,151	9,079	10,230	4,344	5,886	1997	2004	30 years
Elmcroft of Mid Valley	Peckville	PA	—	619	11,662	3	619	11,665	12,284	1,163	11,121	1998	2014	35 years
Sanatoga Court	Pottstown	PA	—	360	3,233	—	360	3,233	3,593	1,604	1,989	1997	2004	30 years
Berkshire Commons	Reading	PA	—	470	4,301	—	470	4,301	4,771	2,132	2,639	1997	2004	30 years
Mifflin Court	Reading	PA	—	689	4,265	351	689	4,616	5,305	2,048	3,257	1997	2004	35 years
Elmcroft of Reading	Reading	PA	—	638	4,942	3	638	4,945	5,583	1,577	4,006	1998	2006	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Elmcroft of Reedsville	Reedsville	PA	—	189	5,170	8	189	5,178	5,367	1,650	3,717	1998	2006	35 years
Elmcroft of Saxonburg	Saxonburg	PA	—	770	5,949	17	770	5,966	6,736	1,899	4,837	1994	2006	35 years
Elmcroft of Shippensburg	Shippensburg	PA	—	203	7,634	—	203	7,634	7,837	2,436	5,401	1999	2006	35 years
Elmcroft of State College	State College	PA	—	320	7,407	6	320	7,413	7,733	2,364	5,369	1997	2006	35 years
Outlook Pointe at York	York	PA	—	1,260	6,923	216	1,260	7,139	8,399	1,523	6,876	1999	2011	35 years
The Garden House	Anderson	SC	7,566	969	15,613	85	969	15,698	16,667	1,705	14,962	2000	2015	35 years
Forest Pines	Columbia	SC	—	1,058	27,471	—	1,058	27,471	28,529	3,893	24,636	1998	2013	35 years
Elmcroft of Florence SC	Florence	SC	—	108	7,620	230	108	7,850	7,958	2,441	5,517	1998	2006	35 years
Primrose Aberdeen	Aberdeen	SD	—	850	659	235	850	894	1,744	339	1,405	1991	2011	35 years
Primrose Place	Aberdeen	SD	—	310	3,242	53	310	3,295	3,605	701	2,904	2000	2011	35 years
Primrose Rapid City	Rapid City	SD	—	860	8,722	88	860	8,810	9,670	1,880	7,790	1997	2011	35 years
Primrose Sioux Falls	Sioux Falls	SD	—	2,180	12,936	315	2,180	13,251	15,431	2,848	12,583	2002	2011	35 years
Ashridge Court	Bexhill-on-Sea	UK	—	2,274	4,791	(587)	2,085	4,393	6,478	506	5,972	2010	2015	40 years
Inglewood Nursing Home	Eastbourne	UK	—	1,908	3,021	(409)	1,750	2,770	4,520	368	4,152	2010	2015	40 years
Pentlow Nursing Home	Eastbourne	UK	—	1,964	2,462	(367)	1,801	2,258	4,059	318	3,741	2007	2015	40 years
Outlook Pointe of Bristol	Bristol	TN	—	470	16,006	315	470	16,321	16,791	3,222	13,569	1999	2011	35 years
Elmcroft of Hamilton Place	Chattanooga	TN	—	87	4,248	9	87	4,257	4,344	1,356	2,988	1998	2006	35 years
Elmcroft of Shallowford	Chattanooga	TN	—	580	7,568	523	582	8,089	8,671	2,047	6,624	1999	2011	35 years
Elmcroft of Hendersonville	Hendersonville	TN	—	600	5,304	52	600	5,356	5,956	536	5,420	1999	2014	35 years
Regency House	Hixson	TN	—	140	6,611	—	140	6,611	6,751	1,379	5,372	2000	2011	35 years
Elmcroft of Jackson	Jackson	TN	—	768	16,840	8	768	16,848	17,616	1,679	15,937	1998	2014	35 years
Outlook Pointe at Johnson City	Johnson City	TN	—	590	10,043	400	590	10,443	11,033	2,075	8,958	1999	2011	35 years
Elmcroft of Kingsport	Kingsport	TN	—	22	7,815	7	22	7,822	7,844	2,494	5,350	2000	2006	35 years
Arbor Terrace of Knoxville	Knoxville	TN	—	590	15,862	533	590	16,395	16,985	1,778	15,207	1997	2015	35 years
Elmcroft of Halls	Knoxville	TN	—	387	4,948	10	387	4,958	5,345	496	4,849	1998	2014	35 years
Elmcroft of West Knoxville	Knoxville	TN	—	439	10,697	26	439	10,723	11,162	3,414	7,748	2000	2006	35 years
Elmcroft of Lebanon	Lebanon	TN	—	180	7,086	391	180	7,477	7,657	2,277	5,380	2000	2006	35 years
Elmcroft of Bartlett	Memphis	TN	—	570	25,552	377	570	25,929	26,499	5,302	21,197	1999	2011	35 years
Kennington Place	Memphis	TN	—	1,820	4,748	815	1,820	5,563	7,383	1,895	5,488	1989	2011	35 years
The Glenmary	Memphis	TN	—	510	5,860	477	510	6,337	6,847	1,692	5,155	1964	2011	35 years
Outlook Pointe at Murfreesboro	Murfreesboro	TN	—	940	8,030	316	940	8,346	9,286	1,724	7,562	1999	2011	35 years
Elmcroft of Brentwood	Nashville	TN	—	960	22,020	654	960	22,674	23,634	4,862	18,772	1998	2011	35 years
Elmcroft of Arlington	Arlington	TX	—	2,650	14,060	539	2,650	14,599	17,249	3,304	13,945	1998	2011	35 years
Meadowbrook ALZ	Arlington	TX	—	755	4,677	940	755	5,617	6,372	922	5,450	2012	2012	35 years
Elmcroft of Austin	Austin	TX	—	2,770	25,820	610	2,770	26,430	29,200	5,536	23,664	2000	2011	35 years
Elmcroft of Bedford	Bedford	TX	—	770	19,691	699	770	20,390	21,160	4,351	16,809	1999	2011	35 years
Highland Estates	Cedar Park	TX	—	1,679	28,943	—	1,679	28,943	30,622	4,112	26,510	2009	2013	35 years
Elmcroft of Rivershire	Conroe	TX	—	860	32,671	714	860	33,385	34,245	6,892	27,353	1997	2011	35 years
Flower Mound	Flower Mound	TX	—	900	5,512	—	900	5,512	6,412	1,170	5,242	1995	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Arbor House Granbury	Granbury	TX	—	390	8,186	—	390	8,186	8,576	1,359	7,217	2007	2012	35 years
Copperfield Estates	Houston	TX	—	1,216	21,135	—	1,216	21,135	22,351	3,003	19,348	2009	2013	35 years
Elmcroft of Braeswood	Houston	TX	—	3,970	15,919	646	3,970	16,565	20,535	3,707	16,828	1999	2011	35 years
Elmcroft of Cy-Fair	Houston	TX	—	1,580	21,801	437	1,593	22,225	23,818	4,653	19,165	1998	2011	35 years
Elmcroft of Irving	Irving	TX	—	1,620	18,755	469	1,620	19,224	20,844	4,119	16,725	1999	2011	35 years
Whitley Place	Keller	TX	—	—	5,100	773	—	5,873	5,873	1,452	4,421	1998	2008	35 years
Elmcroft of Lake Jackson	Lake Jackson	TX	—	710	14,765	443	710	15,208	15,918	3,316	12,602	1998	2011	35 years
Arbor House Lewisville	Lewisville	TX	—	824	10,308	—	824	10,308	11,132	1,719	9,413	2007	2012	35 years
Elmcroft of Vista Ridge	Lewisville	TX	—	6,280	10,548	(12,221)	1,921	2,686	4,607	2,150	2,457	1998	2011	35 years
Polo Park Estates	Midland	TX	—	765	29,447	—	765	29,447	30,212	4,166	26,046	1996	2013	35 years
Arbor Hills Memory Care Community	Plano	TX	—	1,014	5,719	—	1,014	5,719	6,733	858	5,875	2013	2013	35 years
Arbor House of Rockwall	Rockwall	TX	—	1,537	12,883	—	1,537	12,883	14,420	2,160	12,260	2009	2012	35 years
Elmcroft of Windcrest	San Antonio	TX	—	920	13,011	586	920	13,597	14,517	3,113	11,404	1999	2011	35 years
Paradise Springs	Spring	TX	—	1,488	24,556	—	1,488	24,556	26,044	3,490	22,554	2008	2013	35 years
Arbor House of Temple	Temple	TX	—	473	6,750	—	473	6,750	7,223	1,124	6,099	2008	2012	35 years
Elmcroft of Cottonwood	Temple	TX	—	630	17,515	439	630	17,954	18,584	3,810	14,774	1997	2011	35 years
Elmcroft of Mainland	Texas City	TX	—	520	14,849	547	520	15,396	15,916	3,355	12,561	1996	2011	35 years
Elmcroft of Victoria	Victoria	TX	—	440	13,040	445	440	13,485	13,925	2,959	10,966	1997	2011	35 years
Arbor House of Weatherford	Weatherford	TX	—	233	3,347	—	233	3,347	3,580	557	3,023	1994	2012	35 years
Elmcroft of Wharton	Wharton	TX	—	320	13,799	674	320	14,473	14,793	3,254	11,539	1996	2011	35 years
Mountain Ridge	South Ogden	UT	11,218	1,243	24,659	—	1,243	24,659	25,902	2,516	23,386	2001	2014	35 years
Elmcroft of Chesterfield	Richmond	VA	—	829	6,534	8	829	6,542	7,371	2,085	5,286	1999	2006	35 years
Pheasant Ridge	Roanoke	VA	—	1,813	9,027	—	1,813	9,027	10,840	1,611	9,229	1999	2012	35 years
Cascade Valley Senior Living	Arlington	WA	—	1,413	6,294	—	1,413	6,294	7,707	651	7,056	1995	2014	35 years
The Bellingham at Orchard	Bellingham	WA	—	3,383	17,553	(81)	3,381	17,474	20,855	1,516	19,339	1999	2015	35 years
Bay Pointe Retirement	Bremerton	WA	—	2,114	21,006	360	2,114	21,366	23,480	2,161	21,319	1999	2015	35 years
Cooks Hill Manor	Centralia	WA	—	520	6,144	35	520	6,179	6,699	1,385	5,314	1993	2011	35 years
Edmonds Landing	Edmonds	WA	—	4,273	27,852	(218)	4,273	27,634	31,907	2,310	29,597	2001	2015	35 years
The Terrace at Beverly Lake	Everett	WA	—	1,515	12,520	(25)	1,514	12,496	14,010	1,069	12,941	1998	2015	35 years
The Sequoia	Olympia	WA	—	1,490	13,724	108	1,490	13,832	15,322	2,931	12,391	1995	2011	35 years
Bishop Place Senior Living	Pullman	WA	—	1,780	33,608	—	1,780	33,608	35,388	3,415	31,973	1998	2014	35 years
Willow Gardens	Puyallup	WA	—	1,959	35,492	—	1,959	35,492	37,451	5,041	32,410	1996	2013	35 years
Birchview	Sedro-Woolley	WA	—	210	14,145	98	210	14,243	14,453	2,782	11,671	1996	2011	35 years
Discovery Memory care	Sequim	WA	—	320	10,544	132	320	10,676	10,996	2,171	8,825	1961	2011	35 years
The Village Retirement & Assisted Living	Tacoma	WA	—	2,200	5,938	637	2,200	6,575	8,775	1,618	7,157	1976	2011	35 years
Clearwater Springs	Vancouver	WA	—	1,269	9,840	193	1,269	10,033	11,302	1,188	10,114	2003	2015	35 years
Matthews of Appleton I	Appleton	WI	—	130	1,834	(41)	130	1,793	1,923	411	1,512	1996	2011	35 years
Matthews of Appleton II	Appleton	WI	—	140	2,016	301	140	2,317	2,457	484	1,973	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Hunters Ridge	Beaver Dam	WI	—	260	2,380	—	260	2,380	2,640	522	2,118	1998	2011	35 years
Harbor House Beloit	Beloit	WI	—	150	4,356	427	191	4,742	4,933	916	4,017	1990	2011	35 years
Harbor House Clinton	Clinton	WI	—	290	4,390	—	290	4,390	4,680	889	3,791	1991	2011	35 years
Creekside	Cudahy	WI	—	760	1,693	—	760	1,693	2,453	401	2,052	2001	2011	35 years
Harbor House Eau Claire	Eau Claire	WI	—	210	6,259	—	210	6,259	6,469	1,242	5,227	1996	2011	35 years
Chapel Valley	Fitchburg	WI	—	450	2,372	—	450	2,372	2,822	527	2,295	1998	2011	35 years
Matthews of Milwaukee II	Fox Point	WI	—	1,810	943	37	1,820	970	2,790	310	2,480	1999	2011	35 years
Laurel Oaks	Glendale	WI	—	2,390	43,587	3,556	2,510	47,023	49,533	9,097	40,436	1988	2011	35 years
Layton Terrace	Greenfield	WI	—	3,490	39,201	382	3,480	39,593	43,073	8,084	34,989	1999	2011	35 years
Matthews of Hartland	Hartland	WI	—	640	1,663	43	652	1,694	2,346	467	1,879	1985	2011	35 years
Matthews of Horicon	Horicon	WI	—	340	3,327	(95)	345	3,227	3,572	801	2,771	2002	2011	35 years
Jefferson	Jefferson	WI	—	330	2,384	—	330	2,384	2,714	523	2,191	1997	2011	35 years
Harbor House Kenosha	Kenosha	WI	—	710	3,254	3,641	1,156	6,449	7,605	1,031	6,574	1996	2011	35 years
Harbor House Manitowoc	Manitowoc	WI	—	140	1,520	—	140	1,520	1,660	324	1,336	1997	2011	35 years
Adare II	Menasha	WI	—	110	537	(493)	94	60	154	154	—	1994	2011	35 years
Adare IV	Menasha	WI	—	110	537	(503)	94	50	144	144	—	1994	2011	35 years
Adare III	Menasha	WI	—	90	557	(493)	65	89	154	154	—	1993	2011	35 years
Adare I	Menasha	WI	—	90	557	(500)	74	73	147	147	—	1993	2011	35 years
The Arboretum	Menomonee Falls	WI	—	5,640	49,083	1,813	5,640	50,896	56,536	10,640	45,896	1989	2011	35 years
Matthews of Milwaukee I	Milwaukee	WI	—	1,800	935	119	1,800	1,054	2,854	323	2,531	1999	2011	35 years
Hart Park Square	Milwaukee	WI	—	1,900	21,628	34	1,900	21,662	23,562	4,462	19,100	2005	2011	35 years
Harbor House Monroe	Monroe	WI	—	490	4,964	—	490	4,964	5,454	1,018	4,436	1990	2011	35 years
Matthews of Neenah I	Neenah	WI	—	710	1,157	64	713	1,218	1,931	342	1,589	2006	2011	35 years
Matthews of Neenah II	Neenah	WI	—	720	2,339	(50)	720	2,289	3,009	583	2,426	2007	2011	35 years
Matthews of Irish Road	Neenah	WI	—	320	1,036	87	320	1,123	1,443	322	1,121	2001	2011	35 years
Matthews of Oak Creek	Oak Creek	WI	—	800	2,167	(2)	812	2,153	2,965	515	2,450	1997	2011	35 years
Azura Memory Care of Oak Creek	Oak Creek	WI	—	727	6,254	—	727	6,254	6,981	120	6,861	2017	2017	35 years
Harbor House Oconomowoc	Oconomowoc	WI	—	400	1,596	4,674	709	5,961	6,670	497	6,173	2016	2015	35 years
Wilkinson Woods of Oconomowoc	Oconomowoc	WI	—	1,100	12,436	157	1,100	12,593	13,693	2,557	11,136	1992	2011	35 years
Harbor House Oshkosh	Oshkosh	WI	—	190	949	—	190	949	1,139	256	883	1993	2011	35 years
Matthews of Pewaukee	Pewaukee	WI	—	1,180	4,124	206	1,197	4,313	5,510	1,060	4,450	2001	2011	35 years
Harbor House Sheboygan	Sheboygan	WI	—	1,060	6,208	—	1,060	6,208	7,268	1,249	6,019	1995	2011	35 years
Matthews of St. Francis I	St. Francis	WI	—	1,370	1,428	(113)	1,389	1,296	2,685	369	2,316	2000	2011	35 years
Matthews of St. Francis II	St. Francis	WI	—	1,370	1,666	15	1,377	1,674	3,051	428	2,623	2000	2011	35 years
Howard Village of St. Francis	St. Francis	WI	—	2,320	17,232	—	2,320	17,232	19,552	3,628	15,924	2001	2011	35 years
Harbor House Stoughton	Stoughton	WI	—	450	3,191	—	450	3,191	3,641	702	2,939	1992	2011	35 years
Oak Hill Terrace	Waukesha	WI	—	2,040	40,298	440	2,040	40,738	42,778	8,320	34,458	1985	2011	35 years
Harbor House Rib Mountain	Wausau	WI	—	350	3,413	—	350	3,413	3,763	707	3,056	1997	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Library Square	West Allis	WI	—	1,160	23,714	—	1,160	23,714	24,874	4,868	20,006	1996	2011	35 years
Matthews of Wrightstown	Wrightstown	WI	—	140	376	12	140	388	528	148	380	1999	2011	35 years
Madison House	Kirkland	WA	—	4,291	26,787	—	4,291	26,787	31,078	755	30,323	1978	2017	35 years
Delaware Plaza	Longview	WA	4,189	620	5,116	—	620	5,116	5,736	142	5,594	1972	2017	35 years
Canterbury Gardens	Longview	WA	5,586	444	13,698	—	444	13,698	14,142	364	13,778	1998	2017	35 years
Canterbury Inn	Longview	WA	14,568	1,462	34,507	—	1,462	34,507	35,969	893	35,076	1989	2017	35 years
Canterbury Park	Longview	WA	—	969	30,109	—	969	30,109	31,078	834	30,244	2000	2017	35 years
Cascade Inn	Vancouver	WA	12,378	3,201	18,996	—	3,201	18,996	22,197	535	21,662	1979	2017	35 years
The Hampton & Ashley Inn	Vancouver	WA	—	1,855	21,047	—	1,855	21,047	22,902	581	22,321	1992	2017	35 years
The Hampton at Salmon Creek	Vancouver	WA	11,872	1,256	21,686	—	1,256	21,686	22,942	418	22,524	2013	2017	35 years
Outlook Pointe at Teays Valley	Hurricane	WV	—	1,950	14,489	300	1,950	14,789	16,739	2,912	13,827	1999	2011	35 years
Elmcroft of Martinsburg	Martinsburg	WV	—	248	8,320	9	248	8,329	8,577	2,655	5,922	1999	2006	35 years
Garden Square Assisted Living of Casper	Casper	WY	—	355	3,197	—	355	3,197	3,552	628	2,924	1996	2011	35 years
Whispering Chase	Cheyenne	WY	—	1,800	20,354	—	1,800	20,354	22,154	2,904	19,250	2008	2013	35 years
Hampton Care	Hampton	UK	—	3,923	27,637	—	3,923	27,637	31,560	485	31,075	2007	2017	40 years
Parkfield House Nursing Home	Uxbridge	UK	—	1,880	960	—	1,880	960	2,840	21	2,819	2000	2017	40 years
TOTAL FOR OTHER SENIORS HOUSING COMMUNITIES			190,394	519,074	4,646,262	52,129	511,585	4,705,880	5,217,465	831,359	4,386,106
TOTAL FOR SENIORS HOUSING COMMUNITIES			942,667	1,498,988	13,957,788	618,741	1,502,949	14,572,568	16,075,517	3,417,584	12,657,933
MEDICAL OFFICE BUILDINGS
St. Vincent's Medical Center East #46	Birmingham	AL	—	—	25,298	4,061	—	29,359	29,359	8,989	20,370	2005	2010	35 years
St. Vincent's Medical Center East #48	Birmingham	AL	—	—	12,698	509	—	13,207	13,207	3,641	9,566	1989	2010	35 years
St. Vincent's Medical Center East #52	Birmingham	AL	—	—	7,608	1,461	—	9,069	9,069	3,071	5,998	1985	2010	35 years
Crestwood Medical Pavilion	Huntsville	AL	3,226	625	16,178	159	625	16,337	16,962	3,804	13,158	1994	2011	35 years
Davita Dialysis - Marked Tree	Marked Tree	AR	—	179	1,580	—	179	1,580	1,759	190	1,569	2009	2015	35 years
West Valley Medical Center	Buckeye	AZ	—	3,348	5,233	—	3,348	5,233	8,581	775	7,806	2011	2015	31 years
Canyon Springs Medical Plaza	Gilbert	AZ	—	—	27,497	532	—	28,029	28,029	5,939	22,090	2007	2012	35 years
Mercy Gilbert Medical Plaza	Gilbert	AZ	7,330	720	11,277	1,068	720	12,345	13,065	3,281	9,784	2007	2011	35 years
Thunderbird Paseo Medical Plaza	Glendale	AZ	—	—	12,904	871	20	13,755	13,775	2,927	10,848	1997	2011	35 years
Thunderbird Paseo Medical Plaza II	Glendale	AZ	—	—	8,100	516	20	8,596	8,616	1,972	6,644	2001	2011	35 years
Desert Medical Pavilion	Mesa	AZ	—	—	32,768	501	—	33,269	33,269	4,933	28,336	2003	2013	35 years
Desert Samaritan Medical Building I	Mesa	AZ	—	—	11,923	677	4	12,596	12,600	2,630	9,970	1977	2011	35 years
Desert Samaritan Medical Building II	Mesa	AZ	—	—	7,395	405	4	7,796	7,800	1,800	6,000	1980	2011	35 years
Desert Samaritan Medical Building III	Mesa	AZ	—	—	13,665	1,203	—	14,868	14,868	3,219	11,649	1986	2011	35 years
Deer Valley Medical Office Building II	Phoenix	AZ	—	—	22,663	626	14	23,275	23,289	4,866	18,423	2002	2011	35 years
Deer Valley Medical Office Building III	Phoenix	AZ	—	—	19,521	287	12	19,796	19,808	4,239	15,569	2009	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Papago Medical Park	Phoenix	AZ	—	—	12,172	1,561	—	13,733	13,733	2,983	10,750	1989	2011	35 years
North Valley Orthopedic Surgery Center	Phoenix	AZ	—	2,800	10,150	—	2,800	10,150	12,950	1,126	11,824	2006	2015	35 years
Burbank Medical Plaza	Burbank	CA	—	1,241	23,322	1,149	1,268	24,444	25,712	6,084	19,628	2004	2011	35 years
Burbank Medical Plaza II	Burbank	CA	33,726	491	45,641	382	497	46,017	46,514	9,744	36,770	2008	2011	35 years
Eden Medical Plaza	Castro Valley	CA	—	258	2,455	394	328	2,779	3,107	1,147	1,960	1998	2011	25 years
Sutter Medical Center	Castro Valley	CA	—	—	25,088	1,387	—	26,475	26,475	3,810	22,665	2012	2012	35 years
United Healthcare - Cypress	Cypress	CA	—	12,883	38,309	—	12,883	38,309	51,192	5,414	45,778	1985	2015	29 years
NorthBay Corporate Headquarters	Fairfield	CA	—	—	19,187	—	—	19,187	19,187	3,061	16,126	2008	2012	35 years
Gateway Medical Plaza	Fairfield	CA	—	—	12,872	65	—	12,937	12,937	2,054	10,883	1986	2012	35 years
Solano NorthBay Health Plaza	Fairfield	CA	—	—	8,880	39	—	8,919	8,919	1,410	7,509	1990	2012	35 years
NorthBay Healthcare MOB	Fairfield	CA	—	—	8,507	2,280	—	10,787	10,787	2,073	8,714	2014	2013	35 years
UC Davis Medical	Folsom	CA	—	1,873	10,156	13	1,873	10,169	12,042	1,225	10,817	1995	2015	35 years
Verdugo Hills Professional Bldg I	Glendale	CA	—	6,683	9,589	1,725	6,693	11,304	17,997	3,377	14,620	1972	2012	23 years
Verdugo Hills Professional Bldg II	Glendale	CA	—	4,464	3,731	2,359	4,469	6,085	10,554	2,079	8,475	1987	2012	19 years
Grossmont Medical Terrace	La Mesa	CA	—	88	14,192	126	88	14,318	14,406	850	13,556	2008	2016	35 years
St. Francis Lynwood Medical	Lynwood	CA	—	688	8,385	1,471	697	9,847	10,544	3,210	7,334	1993	2011	32 years
PMB Mission Hills	Mission Hills	CA	—	15,468	30,116	4,729	15,468	34,845	50,313	5,086	45,227	2012	2012	35 years
PDP Mission Viejo	Mission Viejo	CA	56,345	1,916	77,022	959	1,916	77,981	79,897	17,040	62,857	2007	2011	35 years
PDP Orange	Orange	CA	44,896	1,752	61,647	1,351	1,761	62,989	64,750	13,922	50,828	2008	2011	35 years
NHP/PMB Pasadena	Pasadena	CA	—	3,138	83,412	9,199	3,138	92,611	95,749	24,033	71,716	2009	2011	35 years
Western University of Health Sciences Medical Pavilion	Pomona	CA	—	91	31,523	—	91	31,523	31,614	6,547	25,067	2009	2011	35 years
Pomerado Outpatient Pavilion	Poway	CA	—	3,233	71,435	3,000	3,233	74,435	77,668	17,861	59,807	2007	2011	35 years
Sutter Van Ness	San Francisco	CA	34,675	—	84,520	—	—	84,520	84,520	—	84,520	CIP	CIP	CIP
San Gabriel Valley Medical	San Gabriel	CA	—	914	5,510	725	950	6,199	7,149	2,201	4,948	2004	2011	35 years
Santa Clarita Valley Medical	Santa Clarita	CA	22,236	9,708	20,020	1,500	9,782	21,446	31,228	5,104	26,124	2005	2011	35 years
Kenneth E Watts Medical Plaza	Torrance	CA	—	262	6,945	2,462	334	9,335	9,669	3,224	6,445	1989	2011	23 years
Vaca Valley Health Plaza	Vacaville	CA	—	—	9,634	612	—	10,246	10,246	1,516	8,730	1988	2012	35 years
Potomac Medical Plaza	Aurora	CO	—	2,401	9,118	3,162	2,800	11,881	14,681	5,655	9,026	1986	2007	35 years
Briargate Medical Campus	Colorado Springs	CO	—	1,238	12,301	442	1,259	12,722	13,981	4,710	9,271	2002	2007	35 years
Printers Park Medical Plaza	Colorado Springs	CO	—	2,641	47,507	1,828	2,641	49,335	51,976	17,936	34,040	1999	2007	35 years
Green Valley Ranch MOB	Denver	CO	5,485	—	12,139	1,011	235	12,915	13,150	1,841	11,309	2007	2012	35 years
Community Physicians Pavilion	Lafayette	CO	—	—	10,436	1,757	—	12,193	12,193	3,552	8,641	2004	2010	35 years
Exempla Good Samaritan Medical Center	Lafayette	CO	—	—	4,393	(75)	—	4,318	4,318	504	3,814	2013	2013	35 years
Dakota Ridge	Littleton	CO	—	2,540	12,901	356	2,540	13,257	15,797	1,432	14,365	2007	2015	35 years
Avista Two Medical Plaza	Louisville	CO	—	—	17,330	1,811	—	19,141	19,141	6,242	12,899	2003	2009	35 years
The Sierra Medical Building	Parker	CO	—	1,444	14,059	3,287	1,492	17,298	18,790	6,712	12,078	2009	2009	35 years
Crown Point Healthcare Plaza	Parker	CO	—	852	5,210	109	852	5,319	6,171	860	5,311	2008	2013	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Lutheran Medical Office Building II	Wheat Ridge	CO	—	—	2,655	1,253	—	3,908	3,908	1,365	2,543	1976	2010	35 years
Lutheran Medical Office Building IV	Wheat Ridge	CO	—	—	7,266	1,947	—	9,213	9,213	2,553	6,660	1991	2010	35 years
Lutheran Medical Office Building III	Wheat Ridge	CO	—	—	11,947	1,094	—	13,041	13,041	3,328	9,713	2004	2010	35 years
DePaul Professional Office Building	Washington	DC	—	—	6,424	2,297	—	8,721	8,721	3,376	5,345	1987	2010	35 years
Providence Medical Office Building	Washington	DC	—	—	2,473	970	—	3,443	3,443	1,452	1,991	1975	2010	35 years
RTS Arcadia	Arcadia	FL	—	345	2,884	—	345	2,884	3,229	770	2,459	1993	2011	30 years
NorthBay Center For Primary Care - Vacaville	Vacaville	CA	—	777	5,632	—	777	5,632	6,409	47	6,362	1998	2017	35 years
Aventura Medical Plaza	Aventura	FL	—	401	3,338	49	401	3,387	3,788	675	3,113	1996	2015	26 years
RTS Cape Coral	Cape Coral	FL	—	368	5,448	—	368	5,448	5,816	1,229	4,587	1984	2011	34 years
RTS Englewood	Englewood	FL	—	1,071	3,516	—	1,071	3,516	4,587	851	3,736	1992	2011	35 years
RTS Ft. Myers	Fort Myers	FL	—	1,153	4,127	—	1,153	4,127	5,280	1,117	4,163	1989	2011	31 years
RTS Key West	Key West	FL	—	486	4,380	—	486	4,380	4,866	880	3,986	1987	2011	35 years
JFK Medical Plaza	Lake Worth	FL	—	453	1,711	303	453	2,014	2,467	799	1,668	1999	2004	35 years
East Pointe Medical Plaza	Lehigh Acres	FL	—	327	11,816	—	327	11,816	12,143	1,210	10,933	1994	2015	35 years
Palms West Building 6	Loxahatchee	FL	—	965	2,678	156	965	2,834	3,799	1,094	2,705	2000	2004	35 years
Bay Medical Plaza	Lynn Haven	FL	—	4,215	15,041	3	4,215	15,044	19,259	1,771	17,488	2003	2015	35 years
Aventura Heart & Health	Miami	FL	15,023	—	25,361	3,030	—	28,391	28,391	11,656	16,735	2006	2007	35 years
RTS Naples	Naples	FL	—	1,152	3,726	—	1,152	3,726	4,878	851	4,027	1999	2011	35 years
Bay Medical Center	Panama City	FL	—	82	17,400	3	82	17,403	17,485	1,779	15,706	1987	2015	35 years
Woodlands Center for Specialized Med	Pensacola	FL	14,073	2,518	24,006	30	2,518	24,036	26,554	5,399	21,155	2009	2012	35 years
RTS Pt. Charlotte	Pt Charlotte	FL	—	966	4,581	—	966	4,581	5,547	1,097	4,450	1985	2011	34 years
RTS Sarasota	Sarasota	FL	—	1,914	3,889	—	1,914	3,889	5,803	982	4,821	1996	2011	35 years
Capital Regional MOB I	Tallahassee	FL	—	590	8,773	59	590	8,832	9,422	812	8,610	1998	2015	35 years
University Medical Office Building	Tamarac	FL	—	—	6,690	393	5	7,078	7,083	2,755	4,328	2006	2007	35 years
RTS Venice	Venice	FL	—	1,536	4,104	—	1,536	4,104	5,640	997	4,643	1997	2011	35 years
Athens Medical Complex	Athens	GA	—	2,826	18,339	7	2,826	18,346	21,172	1,957	19,215	2011	2015	35 years
Doctors Center at St. Joseph's Hospital	Atlanta	GA	—	545	80,152	4,735	545	84,887	85,432	10,025	75,407	1978	2015	20 years
Augusta POB I	Augusta	GA	—	233	7,894	1,479	233	9,373	9,606	4,403	5,203	1978	2012	14 years
Augusta POB II	Augusta	GA	—	735	13,717	1,049	735	14,766	15,501	5,024	10,477	1987	2012	23 years
Augusta POB III	Augusta	GA	—	535	3,857	664	535	4,521	5,056	1,845	3,211	1994	2012	22 years
Augusta POB IV	Augusta	GA	—	675	2,182	2,115	691	4,281	4,972	1,519	3,453	1995	2012	23 years
Cobb Physicians Center	Austell	GA	—	1,145	16,805	1,228	1,145	18,033	19,178	5,249	13,929	1992	2011	35 years
Summit Professional Plaza I	Brunswick	GA	—	1,821	2,974	124	1,821	3,098	4,919	3,016	1,903	2004	2012	31 years
Summit Professional Plaza II	Brunswick	GA	—	981	13,818	33	981	13,851	14,832	3,380	11,452	1998	2012	35 years
Fayette MOB	Fayetteville	GA	—	895	20,669	372	895	21,041	21,936	2,164	19,772	2004	2015	35 years
Woodlawn Commons 1121/1163	Marietta	GA	—	5,495	16,028	1,150	5,540	17,133	22,673	1,872	20,801	1991	2015	35 years
PAPP Clinic	Newnan	GA	—	2,167	5,477	68	2,167	5,545	7,712	851	6,861	1994	2015	30 years
Parkway Physicians Center	Ringgold	GA	—	476	10,017	668	476	10,685	11,161	3,018	8,143	2004	2011	35 years
Riverdale MOB	Riverdale	GA	—	1,025	9,783	15	1,025	9,798	10,823	1,161	9,662	2005	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Rush Copley POB I	Aurora	IL	—	120	27,882	449	120	28,331	28,451	2,927	25,524	1996	2015	34 years
Rush Copley POB II	Aurora	IL	—	49	27,217	457	49	27,674	27,723	2,785	24,938	2009	2015	35 years
Good Shepherd Physician Office Building I	Barrington	IL	—	152	3,224	227	152	3,451	3,603	521	3,082	1979	2013	35 years
Good Shepherd Physician Office Building II	Barrington	IL	—	512	12,977	438	512	13,415	13,927	2,092	11,835	1996	2013	35 years
Trinity Hospital Physician Office Building	Chicago	IL	—	139	3,329	1,121	139	4,450	4,589	656	3,933	1971	2013	35 years
Advocate Beverly Center	Chicago	IL	—	2,227	10,140	14	2,231	10,150	12,381	1,578	10,803	1986	2015	25 years
Crystal Lakes Medical Arts	Crystal Lake	IL	—	2,490	19,504	42	2,523	19,513	22,036	2,237	19,799	2007	2015	35 years
Advocate Good Shepherd	Crystal Lake	IL	—	2,444	10,953	112	2,444	11,065	13,509	1,452	12,057	2008	2015	33 years
Physicians Plaza East	Decatur	IL	—	—	791	1,894	—	2,685	2,685	756	1,929	1976	2010	35 years
Physicians Plaza West	Decatur	IL	—	—	1,943	597	—	2,540	2,540	938	1,602	1987	2010	35 years
SIU Family Practice	Decatur	IL	—	—	3,900	3,773	—	7,673	7,673	1,951	5,722	1996	2010	35 years
304 W Hay Building	Decatur	IL	—	—	8,702	615	29	9,288	9,317	2,753	6,564	2002	2010	35 years
302 W Hay Building	Decatur	IL	—	—	3,467	444	—	3,911	3,911	1,384	2,527	1993	2010	35 years
ENTA	Decatur	IL	—	—	1,150	16	—	1,166	1,166	415	751	1996	2010	35 years
301 W Hay Building	Decatur	IL	—	—	640	—	—	640	640	319	321	1980	2010	35 years
South Shore Medical Building	Decatur	IL	—	902	129	56	958	129	1,087	198	889	1991	2010	35 years
Kenwood Medical Center	Decatur	IL	—	—	1,689	1,505	—	3,194	3,194	661	2,533	1997	2010	35 years
Corporate Health Services	Decatur	IL	—	934	1,386	—	934	1,386	2,320	614	1,706	1996	2010	35 years
Rock Springs Medical	Decatur	IL	—	399	495	—	399	495	894	234	660	1990	2010	35 years
575 W Hay Building	Decatur	IL	—	111	739	24	111	763	874	293	581	1984	2010	35 years
Good Samaritan Physician Office Building I	Downers Grove	IL	—	407	10,337	791	407	11,128	11,535	1,645	9,890	1976	2013	35 years
Good Samaritan Physician Office Building II	Downers Grove	IL	—	1,013	25,370	785	1,013	26,155	27,168	3,922	23,246	1995	2013	35 years
Eberle Medical Office Building ("Eberle MOB")	Elk Grove Village	IL	—	—	16,315	404	—	16,719	16,719	6,415	10,304	2005	2009	35 years
1425 Hunt Club Road MOB	Gurnee	IL	—	249	1,452	824	249	2,276	2,525	592	1,933	2005	2011	34 years
1445 Hunt Club Drive	Gurnee	IL	—	216	1,405	353	216	1,758	1,974	783	1,191	2002	2011	31 years
Gurnee Imaging Center	Gurnee	IL	—	82	2,731	—	82	2,731	2,813	655	2,158	2002	2011	35 years
Gurnee Center Club	Gurnee	IL	—	627	17,851	—	627	17,851	18,478	4,497	13,981	2001	2011	35 years
South Suburban Hospital Physician Office Building	Hazel Crest	IL	—	191	4,370	225	191	4,595	4,786	779	4,007	1989	2013	35 years
755 Milwaukee MOB	Libertyville	IL	—	421	3,716	1,665	630	5,172	5,802	2,672	3,130	1990	2011	18 years
890 Professional MOB	Libertyville	IL	—	214	2,630	276	214	2,906	3,120	1,018	2,102	1980	2011	26 years
Libertyville Center Club	Libertyville	IL	—	1,020	17,176	—	1,020	17,176	18,196	4,445	13,751	1988	2011	35 years
Christ Medical Center Physician Office Building	Oak Lawn	IL	—	658	16,421	1,066	658	17,487	18,145	2,487	15,658	1986	2013	35 years
Methodist North MOB	Peoria	IL	—	1,025	29,493	—	1,025	29,493	30,518	3,071	27,447	2010	2015	35 years
Davita Dialysis - Rockford	Rockford	IL	—	256	2,543	—	256	2,543	2,799	312	2,487	2009	2015	35 years
Round Lake ACC	Round Lake	IL	—	758	370	378	799	707	1,506	551	955	1984	2011	13 years
Vernon Hills Acute Care Center	Vernon Hills	IL	—	3,376	694	264	3,413	921	4,334	668	3,666	1986	2011	15 years
Wilbur S. Roby Building	Anderson	IN	—	—	2,653	870	—	3,523	3,523	1,397	2,126	1992	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Ambulatory Services Building	Anderson	IN	—	—	4,266	1,733	—	5,999	5,999	2,271	3,728	1995	2010	35 years
St. John's Medical Arts Building	Anderson	IN	—	—	2,281	1,450	—	3,731	3,731	1,148	2,583	1973	2010	35 years
Carmel I	Carmel	IN	—	466	5,954	610	466	6,564	7,030	1,831	5,199	1985	2012	30 years
Carmel II	Carmel	IN	—	455	5,976	704	455	6,680	7,135	1,644	5,491	1989	2012	33 years
Carmel III	Carmel	IN	—	422	6,194	662	422	6,856	7,278	1,551	5,727	2001	2012	35 years
Elkhart	Elkhart	IN	—	1,256	1,973	—	1,256	1,973	3,229	1,111	2,118	1994	2011	32 years
Lutheran Medical Arts	Fort Wayne	IN	—	702	13,576	47	702	13,623	14,325	1,481	12,844	2000	2015	35 years
Dupont Road MOB	Fort Wayne	IN	—	633	13,479	154	672	13,594	14,266	1,583	12,683	2001	2015	35 years
Harcourt Professional Office Building	Indianapolis	IN	—	519	28,951	2,419	519	31,370	31,889	8,030	23,859	1973	2012	28 years
Cardiac Professional Office Building	Indianapolis	IN	—	498	27,430	1,128	498	28,558	29,056	5,919	23,137	1995	2012	35 years
Oncology Medical Office Building	Indianapolis	IN	—	470	5,703	230	470	5,933	6,403	1,642	4,761	2003	2012	35 years
CorVasc Medical Office Building	Indianapolis	IN	—	514	9,617	14	514	9,631	10,145	562	9,583	2004	2016	36 years
St. Francis South Medical Office Building	Indianapolis	IN	—	—	20,649	1,121	—	21,770	21,770	3,602	18,168	1995	2013	35 years
Methodist Professional Center I	Indianapolis	IN	—	61	37,411	5,219	61	42,630	42,691	10,467	32,224	1985	2012	25 years
Indiana Orthopedic Center of Excellence	Indianapolis	IN	—	967	83,746	3,106	967	86,852	87,819	6,453	81,366	1997	2015	35 years
United Healthcare - Indy	Indianapolis	IN	—	5,737	32,116	—	5,737	32,116	37,853	3,599	34,254	1988	2015	35 years
LaPorte	La Porte	IN	—	553	1,309	—	553	1,309	1,862	479	1,383	1997	2011	34 years
Mishawaka	Mishawaka	IN	—	3,787	5,543	—	3,787	5,543	9,330	3,242	6,088	1993	2011	35 years
Cancer Care Partners	Mishawaka	IN	—	3,162	28,633	—	3,162	28,633	31,795	2,909	28,886	2010	2015	35 years
Michiana Oncology	Mishawaka	IN	—	4,577	20,939	4	4,581	20,939	25,520	2,228	23,292	2010	2015	35 years
DaVita Dialysis - Paoli	Paoli	IN	—	396	2,056	—	396	2,056	2,452	258	2,194	2011	2015	35 years
South Bend	South Bend	IN	—	792	2,530	—	792	2,530	3,322	766	2,556	1996	2011	34 years
Via Christi Clinic	Wichita	KS	—	1,883	7,428	—	1,883	7,428	9,311	922	8,389	2006	2015	35 years
OLBH Same Day Surgery Center MOB	Ashland	KY	—	101	19,066	608	101	19,674	19,775	4,819	14,956	1997	2012	26 years
St. Elizabeth Covington	Covington	KY	—	345	12,790	33	345	12,823	13,168	2,887	10,281	2009	2012	35 years
St. Elizabeth Florence MOB	Florence	KY	—	402	8,279	1,439	402	9,718	10,120	2,640	7,480	2005	2012	35 years
Jefferson Clinic	Louisville	KY	—	—	673	2,018	—	2,691	2,691	263	2,428	2013	2013	35 years
East Jefferson Medical Plaza	Metairie	LA	—	168	17,264	2,197	168	19,461	19,629	6,008	13,621	1996	2012	32 years
East Jefferson MOB	Metairie	LA	—	107	15,137	2,283	107	17,420	17,527	4,758	12,769	1985	2012	28 years
Lakeside POB I	Metairie	LA	—	3,334	4,974	3,198	3,334	8,172	11,506	3,279	8,227	1986	2011	22 years
Lakeside POB II	Metairie	LA	—	1,046	802	547	1,046	1,349	2,395	931	1,464	1980	2011	7 years
Fresenius Medical	Metairie	LA	—	1,195	3,797	—	1,195	3,797	4,992	427	4,565	2012	2015	35 years
RTS Berlin	Berlin	MD	—	—	2,216	—	—	2,216	2,216	546	1,670	1994	2011	29 years
Charles O. Fisher Medical Building	Westminster	MD	10,943	—	13,795	1,768	—	15,563	15,563	6,459	9,104	2009	2009	35 years
Medical Specialties Building	Kalamazoo	MI	—	—	19,242	1,508	—	20,750	20,750	5,621	15,129	1989	2010	35 years
North Professional Building	Kalamazoo	MI	—	—	7,228	1,633	—	8,861	8,861	3,001	5,860	1983	2010	35 years
Borgess Navigation Center	Kalamazoo	MI	—	—	2,391	—	—	2,391	2,391	694	1,697	1976	2010	35 years
Borgess Health & Fitness Center	Kalamazoo	MI	—	—	11,959	603	—	12,562	12,562	3,594	8,968	1984	2010	35 years
Heart Center Building	Kalamazoo	MI	—	—	8,420	440	10	8,850	8,860	2,876	5,984	1980	2010	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Medical Commons Building	Kalamazoo Township	MI	—	—	661	644	—	1,305	1,305	445	860	1979	2010	35 years
RTS Madison Heights	Madison Heights	MI	—	401	2,946	—	401	2,946	3,347	698	2,649	2002	2011	35 years
RTS Monroe	Monroe	MI	—	281	3,450	—	281	3,450	3,731	917	2,814	1997	2011	31 years
Bronson Lakeview OPC	Paw Paw	MI	—	3,835	31,564	—	3,835	31,564	35,399	3,629	31,770	2006	2015	35 years
Pro Med Center Plainwell	Plainwell	MI	—	—	697	7	—	704	704	223	481	1991	2010	35 years
Pro Med Center Richland	Richland	MI	—	233	2,267	77	233	2,344	2,577	658	1,919	1996	2010	35 years
Henry Ford Dialysis Center	Southfield	MI	—	589	3,350	—	589	3,350	3,939	381	3,558	2002	2015	35 years
Metro Health	Wyoming	MI	—	1,325	5,479	—	1,325	5,479	6,804	659	6,145	2008	2015	35 years
Spectrum Health	Wyoming	MI	—	2,463	14,353	—	2,463	14,353	16,816	1,727	15,089	2006	2015	35 years
Cogdell Duluth MOB	Duluth	MN	—	—	33,406	(19)	—	33,387	33,387	5,162	28,225	2012	2012	35 years
Allina Health	Elk River	MN	—	1,442	7,742	54	1,442	7,796	9,238	1,058	8,180	2002	2015	35 years
Unitron Hearing	Plymouth	MN	—	2,646	8,962	5	2,646	8,967	11,613	1,511	10,102	2011	2015	29 years
HealthPartners Medical & Dental Clinics	Sartell	MN	—	2,492	15,694	49	2,503	15,732	18,235	3,787	14,448	2010	2012	35 years
Arnold Urgent Care	Arnold	MO	—	1,058	556	155	1,097	672	1,769	520	1,249	1999	2011	35 years
DePaul Health Center North	Bridgeton	MO	—	996	10,045	2,189	996	12,234	13,230	4,310	8,920	1976	2012	21 years
DePaul Health Center South	Bridgeton	MO	—	910	12,169	1,403	910	13,572	14,482	3,757	10,725	1992	2012	30 years
St. Mary's Health Center MOB D	Clayton	MO	—	103	2,780	925	103	3,705	3,808	1,415	2,393	1984	2012	22 years
Fenton Urgent Care Center	Fenton	MO	—	183	2,714	364	189	3,072	3,261	1,091	2,170	2003	2011	35 years
St. Joseph Medical Building	Kansas City	MO	—	305	7,445	2,286	305	9,731	10,036	2,005	8,031	1988	2012	32 years
St. Joseph Medical Mall	Kansas City	MO	—	530	9,115	608	530	9,723	10,253	2,327	7,926	1995	2012	33 years
Carondelet Medical Building	Kansas City	MO	—	745	12,437	1,800	745	14,237	14,982	3,698	11,284	1979	2012	29 years
St. Joseph Hospital West Medical Office Building II	Lake Saint Louis	MO	—	524	3,229	779	524	4,008	4,532	1,046	3,486	2005	2012	35 years
St. Joseph O'Fallon Medical Office Building	O'Fallon	MO	—	940	5,556	114	960	5,650	6,610	1,336	5,274	1992	2012	35 years
Sisters of Mercy Building	Springfield	MO	—	3,427	8,697	—	3,427	8,697	12,124	1,113	11,011	2008	2015	35 years
St. Joseph Health Center Medical Building 1	St. Charles	MO	—	503	4,336	1,220	503	5,556	6,059	2,010	4,049	1987	2012	20 years
St. Joseph Health Center Medical Building 2	St. Charles	MO	—	369	2,963	1,256	369	4,219	4,588	1,111	3,477	1999	2012	32 years
Physicians Office Center	St. Louis	MO	—	1,445	13,825	858	1,445	14,683	16,128	5,147	10,981	2003	2011	35 years
12700 Southford Road Medical Plaza	St. Louis	MO	—	595	12,584	1,607	595	14,191	14,786	4,800	9,986	1993	2011	32 years
St Anthony's MOB A	St. Louis	MO	—	409	4,687	1,369	409	6,056	6,465	2,447	4,018	1975	2011	20 years
St Anthony's MOB B	St. Louis	MO	—	350	3,942	923	350	4,865	5,215	2,159	3,056	1980	2011	21 years
Lemay Urgent Care Center	St. Louis	MO	—	2,317	3,120	635	2,351	3,721	6,072	1,820	4,252	1983	2011	22 years
St. Mary's Health Center MOB B	St. Louis	MO	—	119	4,161	11,075	119	15,236	15,355	1,654	13,701	1979	2012	23 years
St. Mary's Health Center MOB C	St. Louis	MO	—	136	6,018	992	136	7,010	7,146	2,127	5,019	1969	2012	20 years
University Physicians - Grants Ferry	Flowood	MS	8,815	2,796	12,125	(12)	2,796	12,113	14,909	2,947	11,962	2010	2012	35 years
Randolph	Charlotte	NC	—	6,370	2,929	1,893	6,418	4,774	11,192	3,434	7,758	1973	2012	4 years
Mallard Crossing I	Charlotte	NC	—	3,229	2,072	673	3,269	2,705	5,974	1,703	4,271	1997	2012	25 years
Medical Arts Building	Concord	NC	—	701	11,734	1,051	701	12,785	13,486	3,924	9,562	1997	2012	31 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Gateway Medical Office Building	Concord	NC	—	1,100	9,904	629	1,100	10,533	11,633	3,220	8,413	2005	2012	35 years
Copperfield Medical Mall	Concord	NC	—	1,980	2,846	451	2,139	3,138	5,277	1,398	3,879	1989	2012	25 years
Weddington Internal & Pediatric Medicine	Concord	NC	—	574	688	30	574	718	1,292	299	993	2000	2012	27 years
Rex Wellness Center	Garner	NC	—	1,348	5,330	40	1,354	5,364	6,718	799	5,919	2003	2015	34 years
Gaston Professional Center	Gastonia	NC	—	833	24,885	2,384	833	27,269	28,102	5,947	22,155	1997	2012	35 years
Harrisburg Family Physicians	Harrisburg	NC	—	679	1,646	48	679	1,694	2,373	448	1,925	1996	2012	35 years
Harrisburg Medical Mall	Harrisburg	NC	—	1,339	2,292	246	1,339	2,538	3,877	1,010	2,867	1997	2012	27 years
Northcross	Huntersville	NC	—	623	278	73	623	351	974	228	746	1993	2012	22 years
REX Knightdale MOB & Wellness Center	Knightdale	NC	—	—	22,823	486	—	23,309	23,309	3,690	19,619	2009	2012	35 years
Midland Medical Park	Midland	NC	—	1,221	847	120	1,221	967	2,188	505	1,683	1998	2012	25 years
East Rocky Mount Kidney Center	Rocky Mount	NC	—	803	998	(2)	803	996	1,799	370	1,429	2000	2012	33 years
Rocky Mount Kidney Center	Rocky Mount	NC	—	479	1,297	39	479	1,336	1,815	511	1,304	1990	2012	25 years
Rocky Mount Medical Park	Rocky Mount	NC	—	2,552	7,779	1,919	2,652	9,598	12,250	2,797	9,453	1991	2012	30 years
English Road Medical Center	Rocky Mount	NC	3,877	1,321	3,747	8	1,321	3,755	5,076	1,335	3,741	2002	2012	35 years
Rowan Outpatient Surgery Center	Salisbury	NC	—	1,039	5,184	(5)	1,039	5,179	6,218	1,323	4,895	2003	2012	35 years
Trinity Health Medical Arts Clinic	Minot	ND	—	935	15,482	49	951	15,515	16,466	2,297	14,169	1995	2015	26 years
Cooper Health MOB I	Willingboro	NJ	—	1,389	2,742	(13)	1,389	2,729	4,118	414	3,704	2010	2015	35 years
Cooper Health MOB II	Willingboro	NJ	—	594	5,638	—	594	5,638	6,232	604	5,628	2012	2015	35 years
Salem Medical	Woodstown	NJ	—	275	4,132	3	275	4,135	4,410	440	3,970	2010	2015	35 years
Carson Tahoe Specialty Medical Center	Carson City	NV	—	688	11,346	364	723	11,675	12,398	1,339	11,059	1981	2015	35 years
Carson Tahoe MOB West	Carson City	NV	—	2,862	27,519	249	2,877	27,753	30,630	3,821	26,809	2007	2015	29 years
Del E Webb Medical Plaza	Henderson	NV	—	1,028	16,993	1,515	1,028	18,508	19,536	5,153	14,383	1999	2011	35 years
Durango Medical Plaza	Las Vegas	NV	—	3,787	27,738	(3,128)	3,677	24,720	28,397	2,841	25,556	2008	2015	35 years
The Terrace at South Meadows	Reno	NV	6,699	504	9,966	610	504	10,576	11,080	3,183	7,897	2004	2011	35 years
Albany Medical Center MOB	Albany	NY	—	321	18,389	—	321	18,389	18,710	1,684	17,026	2010	2015	35 years
St. Peter's Recovery Center	Guilderland	NY	—	1,059	9,156	—	1,059	9,156	10,215	1,127	9,088	1990	2015	35 years
Central NY Medical Center	Syracuse	NY	—	1,786	26,101	2,980	1,792	29,075	30,867	6,923	23,944	1997	2012	33 years
Northcountry MOB	Watertown	NY	—	1,320	10,799	7	1,320	10,806	12,126	1,346	10,780	2001	2015	35 years
Anderson Medical Arts Building I	Cincinnati	OH	—	—	9,632	1,948	20	11,560	11,580	4,608	6,972	1984	2007	35 years
Anderson Medical Arts Building II	Cincinnati	OH	—	—	15,123	2,282	—	17,405	17,405	6,972	10,433	2007	2007	35 years
Riverside North Medical Office Building	Columbus	OH	—	785	8,519	1,641	785	10,160	10,945	3,470	7,475	1962	2012	25 years
Riverside South Medical Office Building	Columbus	OH	—	586	7,298	833	610	8,107	8,717	2,567	6,150	1985	2012	27 years
340 East Town Medical Office Building	Columbus	OH	—	10	9,443	1,001	10	10,444	10,454	2,700	7,754	1984	2012	29 years
393 East Town Medical Office Building	Columbus	OH	—	61	4,760	320	61	5,080	5,141	1,614	3,527	1970	2012	20 years
141 South Sixth Medical Office Building	Columbus	OH	—	80	1,113	1,119	80	2,232	2,312	551	1,761	1971	2012	14 years
Doctors West Medical Office Building	Columbus	OH	—	414	5,362	840	414	6,202	6,616	1,655	4,961	1998	2012	35 years
Eastside Health Center	Columbus	OH	—	956	3,472	(2)	956	3,470	4,426	1,674	2,752	1977	2012	15 years
East Main Medical Office Building	Columbus	OH	—	440	4,771	63	440	4,834	5,274	1,270	4,004	2006	2012	35 years
Heart Center Medical Office Building	Columbus	OH	—	1,063	12,140	280	1,063	12,420	13,483	3,377	10,106	2004	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
Wilkins Medical Office Building	Columbus	OH	—	123	18,062	343	123	18,405	18,528	3,968	14,560	2002	2012	35 years
Grady Medical Office Building	Delaware	OH	—	239	2,263	370	239	2,633	2,872	940	1,932	1991	2012	25 years
Dublin Northwest Medical Office Building	Dublin	OH	—	342	3,278	234	342	3,512	3,854	1,093	2,761	2001	2012	34 years
Preserve III Medical Office Building	Dublin	OH	—	2,449	7,025	(66)	2,449	6,959	9,408	1,883	7,525	2006	2012	35 years
Zanesville Surgery Center	Zanesville	OH	—	172	9,403	—	172	9,403	9,575	2,126	7,449	2000	2011	35 years
Dialysis Center	Zanesville	OH	—	534	855	81	534	936	1,470	541	929	1960	2011	21 years
Genesis Children's Center	Zanesville	OH	—	538	3,781	—	538	3,781	4,319	1,184	3,135	2006	2011	30 years
Medical Arts Building I	Zanesville	OH	—	429	2,405	520	436	2,918	3,354	1,200	2,154	1970	2011	20 years
Medical Arts Building II	Zanesville	OH	—	485	6,013	835	510	6,823	7,333	2,780	4,553	1995	2011	25 years
Medical Arts Building III	Zanesville	OH	—	94	1,248	—	94	1,248	1,342	505	837	1970	2011	25 years
Primecare Building	Zanesville	OH	—	130	1,344	648	130	1,992	2,122	776	1,346	1978	2011	20 years
Outpatient Rehabilitation Building	Zanesville	OH	—	82	1,541	—	82	1,541	1,623	521	1,102	1985	2011	28 years
Radiation Oncology Building	Zanesville	OH	—	105	1,201	—	105	1,201	1,306	477	829	1988	2011	25 years
Healthplex	Zanesville	OH	—	2,488	15,849	648	2,508	16,477	18,985	5,213	13,772	1990	2011	32 years
Physicians Pavilion	Zanesville	OH	—	422	6,297	1,425	422	7,722	8,144	2,746	5,398	1990	2011	25 years
Zanesville Northside Pharmacy	Zanesville	OH	—	42	635	—	42	635	677	223	454	1985	2011	28 years
Bethesda Campus MOB III	Zanesville	OH	—	188	1,137	141	199	1,267	1,466	482	984	1978	2011	25 years
Tuality 7th Avenue Medical Plaza	Hillsboro	OR	18,230	1,516	24,638	1,387	1,533	26,008	27,541	6,694	20,847	2003	2011	35 years
Professional Office Building I	Chester	PA	—	—	6,283	2,410	—	8,693	8,693	4,178	4,515	1978	2004	30 years
DCMH Medical Office Building	Drexel Hill	PA	—	—	10,424	1,599	—	12,023	12,023	6,223	5,800	1984	2004	30 years
Pinnacle Health	Harrisburg	PA	—	2,574	16,767	407	2,674	17,074	19,748	2,050	17,698	2002	2015	35 years
Lancaster Rehabilitation Hospital	Lancaster	PA	—	959	16,610	(16)	959	16,594	17,553	3,815	13,738	2007	2012	35 years
Lancaster ASC MOB	Lancaster	PA	—	593	17,117	433	593	17,550	18,143	4,469	13,674	2007	2012	35 years
St. Joseph Medical Office Building	Reading	PA	—	—	10,823	811	—	11,634	11,634	3,689	7,945	2006	2010	35 years
Crozer - Keystone MOB I	Springfield	PA	—	9,130	47,078	—	9,130	47,078	56,208	6,259	49,949	1996	2015	35 years
Crozer-Keystone MOB II	Springfield	PA	—	5,178	6,523	—	5,178	6,523	11,701	922	10,779	1998	2015	25 years
Doylestown Health & Wellness Center	Warrington	PA	—	4,452	17,383	960	4,497	18,298	22,795	4,799	17,996	2001	2012	34 years
Roper Medical Office Building	Charleston	SC	7,890	127	14,737	3,582	127	18,319	18,446	4,913	13,533	1990	2012	28 years
St. Francis Medical Plaza (Charleston)	Charleston	SC	—	447	3,946	621	447	4,567	5,014	1,369	3,645	2003	2012	35 years
Providence MOB I	Columbia	SC	—	225	4,274	869	225	5,143	5,368	2,105	3,263	1979	2012	18 years
Providence MOB II	Columbia	SC	—	122	1,834	172	150	1,978	2,128	854	1,274	1985	2012	18 years
Providence MOB III	Columbia	SC	—	766	4,406	797	766	5,203	5,969	1,635	4,334	1990	2012	23 years
One Medical Park	Columbia	SC	—	210	7,939	1,152	214	9,087	9,301	3,422	5,879	1984	2012	19 years
Three Medical Park	Columbia	SC	—	40	10,650	1,411	40	12,061	12,101	3,840	8,261	1988	2012	25 years
St. Francis Millennium Medical Office Building	Greenville	SC	14,707	—	13,062	10,618	30	23,650	23,680	9,808	13,872	2009	2009	35 years
200 Andrews	Greenville	SC	—	789	2,014	362	803	2,362	3,165	1,242	1,923	1994	2012	29 years
St. Francis CMOB	Greenville	SC	—	501	7,661	895	501	8,556	9,057	2,083	6,974	2001	2012	35 years
St. Francis Outpatient Surgery Center	Greenville	SC	—	1,007	16,538	889	1,007	17,427	18,434	4,449	13,985	2001	2012	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
St. Francis Professional Medical Center	Greenville	SC	—	342	6,337	1,336	371	7,644	8,015	2,211	5,804	1984	2012	24 years
St. Francis Women's	Greenville	SC	—	322	4,877	611	322	5,488	5,810	2,186	3,624	1991	2012	24 years
St. Francis Medical Plaza (Greenville)	Greenville	SC	—	88	5,876	1,028	98	6,894	6,992	1,995	4,997	1998	2012	24 years
Irmo Professional MOB	Irmo	SC	—	1,726	5,414	258	1,726	5,672	7,398	1,945	5,453	2004	2011	35 years
River Hills Medical Plaza	Little River	SC	—	1,406	1,813	187	1,406	2,000	3,406	736	2,670	1999	2012	27 years
Mount Pleasant Medical Office Longpoint	Mount Pleasant	SC	—	670	4,455	186	632	4,679	5,311	1,952	3,359	2001	2012	34 years
Mary Black Westside Medical Office Bldg	Spartanburg	SC	—	291	5,057	516	300	5,564	5,864	1,618	4,246	1991	2012	31 years
Spartanburg ASC	Spartanburg	SC	—	1,333	15,756	—	1,333	15,756	17,089	1,521	15,568	2002	2015	35 years
Spartanburg Regional MOB	Spartanburg	SC	—	207	17,963	550	286	18,434	18,720	1,995	16,725	1986	2015	35 years
Wellmont Blue Ridge MOB	Bristol	TN	—	999	5,027	32	999	5,059	6,058	628	5,430	2001	2015	35 years
Health Park Medical Office Building	Chattanooga	TN	5,955	2,305	8,949	51	2,305	9,000	11,305	2,317	8,988	2004	2012	35 years
Peerless Crossing Medical Center	Cleveland	TN	—	1,217	6,464	13	1,217	6,477	7,694	1,577	6,117	2006	2012	35 years
St. Mary's Clinton Professional Office Building	Clinton	TN	—	298	618	6	298	624	922	145	777	1988	2015	39 years
St. Mary's Farragut MOB	Farragut	TN	—	221	2,719	137	221	2,856	3,077	351	2,726	1997	2015	39 years
Medical Center Physicians Tower	Jackson	TN	13,344	549	27,074	50	598	27,075	27,673	6,744	20,929	2010	2012	35 years
St. Mary's Physician Professional Office Building	Knoxville	TN	—	138	3,144	129	138	3,273	3,411	509	2,902	1981	2015	39 years
St. Mary's Magdalene Clarke Tower	Knoxville	TN	—	69	4,153	11	69	4,164	4,233	583	3,650	1972	2015	39 years
St. Mary's Medical Office Building	Knoxville	TN	—	136	359	31	136	390	526	124	402	1976	2015	39 years
St. Mary's Ambulatory Surgery Center	Knoxville	TN	—	129	1,012	—	129	1,012	1,141	221	920	1999	2015	24 years
Texas Clinic at Arlington	Arlington	TX	—	2,781	24,515	91	2,781	24,606	27,387	2,680	24,707	2010	2015	35 years
Seton Medical Park Tower	Austin	TX	—	805	41,527	2,803	1,329	43,806	45,135	8,799	36,336	1968	2012	35 years
Seton Northwest Health Plaza	Austin	TX	—	444	22,632	2,809	444	25,441	25,885	5,188	20,697	1988	2012	35 years
Seton Southwest Health Plaza	Austin	TX	—	294	5,311	241	294	5,552	5,846	1,133	4,713	2004	2012	35 years
Seton Southwest Health Plaza II	Austin	TX	—	447	10,154	84	447	10,238	10,685	2,124	8,561	2009	2012	35 years
BioLife Sciences Building	Denton	TX	—	1,036	6,576	—	1,036	6,576	7,612	817	6,795	2010	2015	35 years
East Houston MOB, LLC	Houston	TX	—	356	2,877	702	328	3,607	3,935	2,084	1,851	1982	2011	15 years
East Houston Medical Plaza	Houston	TX	—	671	426	535	671	961	1,632	847	785	1982	2011	11 years
Memorial Hermann	Houston	TX	—	822	14,307	—	822	14,307	15,129	1,451	13,678	2012	2015	35 years
Scott & White Healthcare	Kingsland	TX	—	534	5,104	—	534	5,104	5,638	593	5,045	2012	2015	35 years
Odessa Regional MOB	Odessa	TX	—	121	8,935	—	121	8,935	9,056	942	8,114	2008	2015	35 years
Legacy Heart Center	Plano	TX	—	3,081	8,890	8	3,081	8,898	11,979	1,148	10,831	2005	2015	35 years
Seton Williamson Medical Plaza	Round Rock	TX	—	—	15,074	586	—	15,660	15,660	4,849	10,811	2008	2010	35 years
Sunnyvale Medical Plaza	Sunnyvale	TX	—	1,186	15,397	397	1,215	15,765	16,980	1,834	15,146	2009	2015	35 years
Texarkana ASC	Texarkana	TX	—	814	5,903	—	814	5,903	6,717	785	5,932	1994	2015	30 years
Spring Creek Medical Plaza	Tomball	TX	—	2,165	8,212	16	2,165	8,228	10,393	888	9,505	2006	2015	35 years
251 Medical Center	Webster	TX	—	1,158	12,078	(3,777)	1,163	8,296	9,459	2,616	6,843	2006	2011	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
253 Medical Center	Webster	TX	—	1,181	11,862	(3,820)	1,181	8,042	9,223	2,460	6,763	2009	2011	35 years
MRMC MOB I	Mechanicsville	VA	—	1,669	7,024	433	1,669	7,457	9,126	2,694	6,432	1993	2012	31 years
Henrico MOB	Richmond	VA	—	968	6,189	1,209	968	7,398	8,366	2,677	5,689	1976	2011	25 years
St. Mary's MOB North (Floors 6 & 7)	Richmond	VA	—	227	2,961	633	227	3,594	3,821	1,257	2,564	1968	2012	22 years
Virginia Urology Center	Richmond	VA	—	3,822	16,127	—	3,822	16,127	19,949	1,899	18,050	2004	2015	35 years
St. Francis Cancer Center	Richmond	VA	—	654	18,331	23	657	18,351	19,008	1,956	17,052	2006	2015	35 years
Bonney Lake Medical Office Building	Bonney Lake	WA	10,203	5,176	14,375	165	5,176	14,540	19,716	3,820	15,896	2011	2012	35 years
Good Samaritan Medical Office Building	Puyallup	WA	13,220	781	30,368	692	801	31,040	31,841	6,620	25,221	2011	2012	35 years
Holy Family Hospital Central MOB	Spokane	WA	—	—	19,085	260	—	19,345	19,345	3,181	16,164	2007	2012	35 years
Physician's Pavilion	Vancouver	WA	—	1,411	32,939	957	1,431	33,876	35,307	8,662	26,645	2001	2011	35 years
Administration Building	Vancouver	WA	—	296	7,856	—	296	7,856	8,152	2,013	6,139	1972	2011	35 years
Medical Center Physician's Building	Vancouver	WA	—	1,225	31,246	2,791	1,251	34,011	35,262	8,191	27,071	1980	2011	35 years
Memorial MOB	Vancouver	WA	—	663	12,626	750	690	13,349	14,039	3,307	10,732	1999	2011	35 years
Salmon Creek MOB	Vancouver	WA	—	1,325	9,238	—	1,325	9,238	10,563	2,340	8,223	1994	2011	35 years
Fisher's Landing MOB	Vancouver	WA	—	1,590	5,420	—	1,590	5,420	7,010	1,654	5,356	1995	2011	34 years
Columbia Medical Plaza Vancouver	Vancouver	WA	—	281	5,266	323	331	5,539	5,870	1,465	4,405	1991	2011	35 years
Appleton Heart Institute	Appleton	WI	—	—	7,775	31	—	7,806	7,806	2,126	5,680	2003	2010	39 years
Appleton Medical Offices West	Appleton	WI	—	—	5,756	85	—	5,841	5,841	1,602	4,239	1989	2010	39 years
Appleton Medical Offices South	Appleton	WI	—	—	9,058	185	—	9,243	9,243	2,671	6,572	1983	2010	39 years
Brookfield Clinic	Brookfield	WI	—	2,638	4,093	—	2,638	4,093	6,731	1,295	5,436	1999	2011	35 years
Lakeshore Medical Clinic - Franklin	Franklin	WI	—	1,973	7,579	65	2,029	7,588	9,617	940	8,677	2008	2015	34 years
Lakeshore Medical Clinic - Greenfield	Greenfield	WI	—	1,223	13,387	10	1,223	13,397	14,620	1,373	13,247	2010	2015	35 years
Aurora Health Care - Hartford	Hartford	WI	—	3,706	22,019	—	3,706	22,019	25,725	2,546	23,179	2006	2015	35 years
Hartland Clinic	Hartland	WI	—	321	5,050	—	321	5,050	5,371	1,361	4,010	1994	2011	35 years
Aurora Healthcare - Kenosha	Kenosha	WI	—	7,546	19,155	—	7,546	19,155	26,701	2,263	24,438	2014	2015	35 years
Univ of Wisconsin Health	Monona	WI	—	678	8,017	—	678	8,017	8,695	1,011	7,684	2011	2015	35 years
Theda Clark Medical Center Office Pavilion	Neenah	WI	—	—	7,080	747	—	7,827	7,827	2,008	5,819	1993	2010	39 years
Aylward Medical Building Condo Floors 3 & 4	Neenah	WI	—	—	4,462	95	—	4,557	4,557	1,330	3,227	2006	2010	39 years
Aurora Health Care - Neenah	Neenah	WI	—	2,033	9,072	—	2,033	9,072	11,105	1,126	9,979	2006	2015	35 years
New Berlin Clinic	New Berlin	WI	—	678	7,121	—	678	7,121	7,799	2,062	5,737	1999	2011	35 years
United Healthcare - Onalaska	Onalaska	WI	—	4,623	5,527	—	4,623	5,527	10,150	891	9,259	1995	2015	35 years
WestWood Health & Fitness	Pewaukee	WI	—	823	11,649	—	823	11,649	12,472	3,403	9,069	1997	2011	35 years
Aurora Health Care - Two Rivers	Two Rivers	WI	—	5,638	25,308	—	5,638	25,308	30,946	2,950	27,996	2006	2015	35 years
Watertown Clinic	Watertown	WI	—	166	3,234	—	166	3,234	3,400	841	2,559	2003	2011	35 years
Southside Clinic	Waukesha	WI	—	218	5,273	—	218	5,273	5,491	1,389	4,102	1997	2011	35 years
Rehabilitation Hospital	Waukesha	WI	—	372	15,636	—	372	15,636	16,008	3,608	12,400	2008	2011	35 years
United Healthcare - Wauwatosa	Wawatosa	WI	—	8,012	15,992	—	8,012	15,992	24,004	2,284	21,720	1995	2015	35 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
BSG CS, LLC	Waunakee	WI	—	1,060	—	(134)	926	—	926	—	926	N/A	2012	N/A
TOTAL FOR MEDICAL OFFICE BUILDINGS			350,898	389,589	4,108,450	249,979	392,718	4,355,300	4,748,018	950,558	3,797,460
LIFE SCIENCE AND INNOVATION CENTERS
100 College Street	New Haven	CT	—	2,706	186,570	5,985	2,706	192,555	195,261	5,311	189,950	2013	2016	59 years
300 George Street	New Haven	CT	—	2,262	122,144	3,972	2,262	126,116	128,378	3,805	124,573	2014	2016	50 years
Univ. of Miami Life Science and Technology Park	Miami	FL	—	2,249	87,019	4,603	2,249	91,622	93,871	3,204	90,667	2014	2016	53 years
IIT	Chicago	IL	—	30	55,620	67	30	55,687	55,717	1,784	53,933	2006	2016	46 years
University of Maryland BioPark I Unit 1	Baltimore	MD	—	113	25,199	789	113	25,988	26,101	813	25,288	2005	2016	50 years
University of Maryland BioPark II	Baltimore	MD	—	61	91,764	3,243	61	95,007	95,068	3,446	91,622	2007	2016	50 years
University of Maryland BioPark Garage	Baltimore	MD	—	77	4,677	345	77	5,022	5,099	267	4,832	2007	2016	29 years
Tributary Street	Baltimore	MD	—	4,015	15,905	597	4,015	16,502	20,517	770	19,747	1998	2016	45 years
Beckley Street	Baltimore	MD	—	2,813	13,481	574	2,813	14,055	16,868	675	16,193	1999	2016	45 years
University of Maryland BioPark III	Baltimore	MD	—	980	34	—	980	34	1,014	—	1,014	CIP	CIP	CIP
Heritage at 4240	Saint Louis	MO	—	403	47,125	325	452	47,401	47,853	2,104	45,749	2013	2016	45 years
Cortex 1	Saint Louis	MO	—	631	26,543	1,094	631	27,637	28,268	1,301	26,967	2005	2016	50 years
BRDG Park	Saint Louis	MO	—	606	37,083	1,580	606	38,663	39,269	1,208	38,061	2009	2016	52 years
4220 Duncan Avenue	St Louis	MO	—	—	—	14,921	1,871	13,050	14,921	—	14,921	N/A	2016	N/A
311 South Sarah Street	St. Louis	MO	—	7,567	(1,775)	—	7,567	(1,775)	5,792	6	5,786	CIP	CIP	CIP
4300 Duncan	St. Louis	MO	—	2,818	46,749	—	2,818	46,749	49,567	130	49,437	2008	2017	35 years
Weston Parkway	Cary	NC	—	1,372	6,535	1,018	1,372	7,553	8,925	285	8,640	1990	2016	50 years
Patriot Drive	Durham	NC	—	1,960	10,749	373	1,960	11,122	13,082	465	12,617	2010	2016	50 years
Chesterfield	Durham	NC	—	3,266	58,020	—	3,266	58,020	61,286	841	60,445	2017	2017	60 years
Paramount Parkway	Morrisville	NC	—	1,016	19,794	617	1,016	20,411	21,427	869	20,558	1999	2016	45 years
Wake 90	Winston-Salem	NC	—	2,752	79,949	105	2,752	80,054	82,806	3,196	79,610	2013	2016	40 years
Wake 91	Winston-Salem	NC	—	1,729	73,690	—	1,729	73,690	75,419	2,395	73,024	2011	2016	50 years
Wake 60	Winston-Salem	NC	15,000	1,243	83,414	1,868	1,243	85,282	86,525	3,320	83,205	2016	2016	35 years
Bailey Power Plant	Winston-Salem	NC	—	1,930	33,395	—	1,930	33,395	35,325	—	35,325	2017	2017	35 years
Hershey Center Unit 1	Hummelstown	PA	—	813	23,699	786	813	24,485	25,298	918	24,380	2007	2016	50 years
3737 Market Street	Philadelphia	PA	—	40	141,981	5,711	40	147,692	147,732	3,950	143,782	2014	2016	54 years
3711 Market Street	Philadelphia	PA	—	12,320	69,278	2,597	12,320	71,875	84,195	2,342	81,853	2008	2016	48 years
3750 Lancaster Avenue	Philadelphia	PA	—	—	205	—	—	205	205	—	205	CIP	CIP	CIP
3675 Market Street	Philadelphia	PA	—	11,370	53,539	—	11,370	53,539	64,909	—	64,909	CIP	CIP	CIP
3701 Filbert Street	Philadelphia	PA	—	—	1,080	—	—	1,080	1,080	—	1,080	CIP	CIP	CIP
115 North 38th Street	Philadelphia	PA	—	—	289	—	—	289	289	—	289	CIP	CIP	CIP
225 North 38th Street	Philadelphia	PA	—	—	2,460	—	—	2,460	2,460	—	2,460	CIP	CIP	CIP
South Street Landing	Providence	RI	—	6,358	112,036	—	6,358	112,036	118,394	997	117,397	2017	2017	45 years

	Location			Initial Cost to Company			Gross Amount Carried at Close of Period
Property Name	City	State / Province	Encumbrances	Land and Improvements	Buildings and Improvements	Costs Capitalized Subsequent to Acquisition	Land and Improvements	Buildings and Improvements	Total	Accumulated Depreciation	NBV	Year of Construction	Year Acquired	Life on Which Depreciation in Income Statement is Computed
2/3 Davol Square	Providence	RI	—	4,537	6,886	—	4,537	6,886	11,423	660	10,763	2005	2017	15 years
One Ship Street	Providence	RI	—	1,943	1,734	—	1,943	1,734	3,677	58	3,619	1980	2017	25 years
Brown Academic/R&D Building	Providence	RI	—	—	—	9,834	—	9,834	9,834	—	9,834	2007	2016	55 years
IRP I	Norfolk	VA	—	60	20,084	607	60	20,691	20,751	720	20,031	2007	2016	55 years
IRP II	Norfolk	VA	—	69	21,255	748	69	22,003	22,072	715	21,357	2007	2016	55 years
Wexford Biotech 8	Richmond	VA	—	2,615	85,496	—	2,615	85,496	88,111	474	87,637	2012	2017	35 years
TOTAL FOR LIFE SCIENCE AND INNOVATION CENTERS			14,999	82,724	1,663,706	62,359	84,644	1,724,145	1,808,789	47,029	1,761,760
TOTAL OFFICE BUILDINGS			365,897	472,313	5,772,156	312,338	477,362	6,079,445	6,556,807	997,587	5,559,220
TOTAL FOR ALL PROPERTIES			$1,308,564	$2,140,863	$21,575,402	$951,573	$2,147,621	$22,520,217	$24,667,838	$4,785,395	$19,882,443

VENTAS, INC.
SCHEDULE IV
MORTGAGE LOANS ON REAL ESTATE
December 31, 2017

Location	Number of RE Assets	Interest Rate	Fixed / Variable	Maturity Date	Monthly Debt Service	Face Value	Net Book Value	Prior Liens
					(In thousands)
First Mortgages
Multiple	3	9.77%	V	6/30/2019	$137	$17,023	$17,023	$—
Ohio	5	8.13%	V	10/1/2021	535	78,448	78,448	—

Mezzanine Loans
Multiple	31	9.95%	F/V	2/6/2021	1,091	121,699	121,699	1,420,844
Multiple*	179	8.27%	F/V	12/9/2019	2,138	290,099	290,099	1,560,415

Construction Loans
Colorado	1	8.75%	V	2/6/2021	437	59,045	58,606	—
Total					$4,338	$566,314	$565,875	$2,981,259

* The variable portion of this investment has a maturity date of 12/9/2018, with extension options to 12/9/2019.

Mortgage Loan Reconciliation

	2017	2016	2015
	(In thousands)
Beginning Balance	$634,969	$784,821	$747,456
Additions:
New Loans	—	140,000	88,648
Construction Draws	—	13,403	53,708
Total additions	—	153,403	142,356
Deductions:
Principal Repayments	(68,655)	(303,255)	(99,467)
Spin Off	—	—	(5,524)
Total deductions	(68,655)	(303,255)	(104,991)
Ending Balance	$566,314	$634,969	$784,821

ITEM 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of December 31, 2017, at the reasonable assurance level.
Internal Control over Financial Reporting
The information set forth under “Management Report on Internal Control over Financial Reporting” and “Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting” included in Part II, Item 8 of this Annual Report on Form 10-K is incorporated by reference into this Item 9A.
Internal Control Changes
During the fourth quarter of 2017, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    Other Information

Not applicable.

PART III

ITEM 10.    Directors, Executive Officers and Corporate Governance

The information required by this Item 10 is incorporated by reference to the material under the headings “Proposals Requiring Your Vote—Proposal 1: Election of Directors,” “Our Executive Officers,” “Securities Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Governance Policies” and “Audit and Compliance Committee” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2018.

ITEM 11.    Executive Compensation
The information required by this Item 11 is incorporated by reference to the material under the headings “Executive Compensation,” “Non-Employee Director Compensation” and “Executive Compensation Committee” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2018.

ITEM 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated by reference to the material under the headings “Equity Compensation Plan Information” and “Securities Ownership” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2018.

ITEM 13.    Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated by reference to the material under the headings “Corporate Governance—Transactions with Related Persons,” “Our Board of Directors—Director Independence,” “Audit and Compliance Committee,” “Executive Compensation Committee” and “Nominating and Corporate Governance Committee” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2018.

ITEM 14.    Principal Accountant Fees and Services

The information required by this Item 14 is incorporated by reference to the material under the heading “Proposals Requiring Your Vote—Proposal 2: Ratification of the Selection of KPMG LLP as Our Independent Registered Public Accounting Firm for Fiscal Year 2018” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, which we will file with the SEC not later than April 30, 2018.

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
Date: February 9, 2018

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DEBRA A. CAFARO	Chairman and Chief Executive Officer (Principal Executive Officer)	February 9, 2018
Debra A. Cafaro

/s/ ROBERT F. PROBST	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 9, 2018
Robert F. Probst

/s/ GREGORY R. LIEBBE	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 9, 2018
Gregory R. Liebbe

/s/ MELODY C. BARNES	Director	February 9, 2018
Melody C. Barnes

/s/ JAY M. GELLERT	Director	February 9, 2018
Jay M. Gellert

/s/ RICHARD I. GILCHRIST	Director	February 9, 2018
Richard I. Gilchrist

/s/ MATTHEW J. LUSTIG	Director	February 9, 2018
Matthew J. Lustig

/s/ ROXANNE M. MARTINO	Director	February 9, 2018
Roxanne M. Martino

/s/WALTER C. RAKOWICH	Director	February 9, 2018
Walter C. Rakowich

/s/ ROBERT D. REED	Director	February 9, 2018
Robert D. Reed

/s/ GLENN J. RUFRANO	Director	February 9, 2018
Glenn J. Rufrano

/s/ JAMES D. SHELTON	Director	February 9, 2018
James D. Shelton

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
2.1	Separation and Distribution Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 2.1 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

3.1	Amended and Restated Certificate of Incorporation, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, filed on August 5, 2011, File No. 001-10989.

3.2	Fifth Amended and Restated Bylaws, as amended, of Ventas, Inc.	Incorporated by reference herein. Previously filed as Exhibit 3.2 to our Current Report on Form 8-K, filed on January 11, 2017, File No. 001-10989.

4.1	Specimen common stock certificate.	Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed on February 12, 2016, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.10 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.3 to our Current Report on Form 8-K, filed on April 17, 2014, File No. 001-10989.

4.13
Fifth Supplemental Indenture dated as of January 14, 2015 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.500% Senior Notes due 2025.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on January 14, 2015, File No. 001-10989.

4.14
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

Incorporated by reference herein. Previously filed as Exhibit 1.2 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on August 19, 1997, File No. 001-09028 (see Exhibit 1.2 of complete submission text file).

4.16
Supplemental Indenture dated July 1, 2011 among Nationwide Health Properties, Inc., Needles Acquisition LLC, and The Bank of New York Mellon Trust Company, N.A., as successor Trustee, relating to the 6.90% Series C Medium-Term Notes due 2037 and the 6.59% Series C Medium-Term Notes due 2038.
Incorporated by reference herein. Previously filed as Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2016, filed on February 14, 2017, File No. 001-10989.

4.17
Indenture dated as September 24, 2014 by and among Ventas, Inc., Ventas Canadian Finance Limited, the Guarantors parties thereto from time to time and Computershare Trust Company of Canada, as Trustee.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, filed on October 24, 2014, File No. 001-10989.

4.18
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

4.21
Fourth Supplemental Indenture dated as of June 1, 2017 by and among Ventas Canada Finance Limited, as Issuer, Ventas, Inc., as Guarantor, and Computershare Trust Company of Canada, as Trustee, relating to the 2.55% Senior Notes, Series D due 2023.
Incorporated by reference herein. Previously filed as Exhibit 4.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, filed on July 28, 2017, File No. 001-10989.

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
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on September 21, 2016, File No. 001-10989.

4.26
Fourth Supplemental Indenture dated as of March 29, 2017 by and among Ventas Realty, Limited Partnership, as Issuer, Ventas, Inc., as Guarantor, and U.S. Bank National Association, as Trustee, relating to the 3.100% Senior Notes due 2023 and the 3.850% Senior Notes due 2027.
Incorporated by reference herein. Previously filed as Exhibit 4.2 to our Current Report on Form 8-K, filed on March 29, 2017, File No. 001-10989.

10.1	First Amended and Restated Agreement of Limited Partnership of Ventas Realty, Limited Partnership.	Incorporated by reference herein. Previously filed as Exhibit 3.5 to our Registration Statement on Form S-4, as amended, filed on May 29, 2002, File No. 333-89312.

10.2
Second Amended and Restated Credit and Guaranty Agreement, dated as of April 25, 2017, among Ventas Realty, Limited Partnership, Ventas SSL Ontario II, Inc., Ventas SSL Ontario III, Inc., Ventas Canada Finance Limited, Ventas UK Finance, Inc., and Ventas Euro Finance, LLC, as Borrowers, Ventas, Inc., as Guarantor, the Lenders identified therein, and Bank of America, N.A., as Administrative Agent, and Alternative Currency Fronting Lender, Bank of America, N.A. and JP Morgan Chase Bank, N.A., as Swing Line Lenders and L/C Issuers.
Incorporated by reference herein. Previously filed as Exhibit 10.3.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.3	Tax Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.4	Employee Matters Agreement dated as of August 17, 2015 by and between Ventas, Inc. and Care Capital Properties, Inc.	Incorporated by reference herein. Previously filed as Exhibit 10.3 to our Current Report on Form 8-K, filed on August 21, 2015, File No. 001-10989.

10.5*	Ventas, Inc. 2004 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.16.1 to our Annual Report on Form 10-K for the year ended December 31, 2004, filed on March 1, 2005, File No. 33-107942.

10.6.1*	Ventas, Inc. 2006 Incentive Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.10.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.6.2*	Form of Stock Option Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.6.3*	Form of Restricted Stock Agreement—2006 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.15.3 to our Annual Report on Form 10-K for the year ended December 31, 2006, filed on February 22, 2007, File No. 001-10989.

10.7.1*	Ventas, Inc. 2006 Stock Plan for Directors, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.2*	Form of Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.7.3*	Form of Amendment to Stock Option Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, filed on April 27, 2012, File No. 001-10989.

10.7.4*	Form of Restricted Stock Unit Agreement—2006 Stock Plan for Directors.	Incorporated by reference herein. Previously filed as Exhibit 10.11.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.8.1*	Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on May 23, 2012, File No. 001-10989.

10.8.2*	First Amendment to the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.3*	Form of Stock Option Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.2 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed February 13, 2015, File No. 001-10989.

10.8.4*	Form of Restricted Stock Agreement (Employees) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6.3 to our Annual Report on Form 10-K for the year ended December 31, 2014, filed on February 13, 2015, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.8.5*	Form of Stock Option Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.4 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.6*	Form of Restricted Stock Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.5 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.7*	Form of Restricted Stock Unit Agreement (Directors) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.6 to our Registration Form on S-8, filed on August 7, 2012, File No. 333-183121.

10.8.8*	Form of Performance-Based Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.8 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.9*	Form of Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.9 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.10*	Form of Transition Restricted Stock Unit Agreement (CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.10 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.11*	Form of Performance-Based Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.11 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.12*	Form of Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.12 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.8.13*	Form of Transition Restricted Stock Unit Agreement (Non-CEO) under the Ventas, Inc. 2012 Incentive Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.10.13 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed on April 28, 2017, File No. 001-10989.

10.9.1*	Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Filed herewith.

10.9.2*	Deferral Election Form under the Ventas Executive Deferred Stock Compensation Plan, as amended and restated on December 7, 2017.	Filed herewith.

10.10.1*	Ventas Nonemployee Directors’ Deferred Stock Compensation Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.13.1 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.10.2*	Deferral Election Form under the Ventas Nonemployee Directors’ Deferred Stock Compensation Plan.	Incorporated by reference herein. Previously filed as Exhibit 10.13.2 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.11.1*	Nationwide Health Properties, Inc. 2005 Performance Incentive Plan.
Incorporated by reference herein. Previously filed as Appendix B to the Nationwide Health Properties, Inc. definitive Proxy Statement for the 2005 Annual Meeting, filed on March 24, 2005, File No. 001-09028.

10.11.2*	First Amendment to the Nationwide Health Properties, Inc. 2005 Performance Incentive Plan, dated October 28, 2008.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

Exhibit Number	Description of Document	Location of Document

10.12.1*	Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.
Incorporated by reference herein. Previously filed as Exhibit 10.1 to the Nationwide Health Properties, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2006, filed on May 4, 2006, File No. 001-09028.

10.12.2*	Amendment dated October 28, 2008 to the Nationwide Health Properties, Inc. Retirement Plan for Directors, as amended and restated on April 20, 2006.	Incorporated by reference herein. Previously filed as Exhibit 10.9 to the Nationwide Health Properties, Inc. Current Report on Form 8-K, filed on November 3, 2008, File No. 001-09028.

10.13*	Second Amended and Restated Employment Agreement dated as of March 22, 2011 between Ventas, Inc. and Debra A. Cafaro.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.14.1*	Employment Agreement dated as of July 31, 1998 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.1 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.14.2*	Amendment dated as of September 30, 1999 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.2.2 to our Annual Report on Form 10-K for the year ended December 31, 2002, filed on February 26, 2003, File No. 001-10989.

10.14.3*	Amendment dated as of March 19, 2007 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on March 23, 2007, File No. 001-10989.

10.14.4*	Amendment dated as of December 31, 2008 to Employment Agreement between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.15.4 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

10.14.5*	Amended and Restated Change-in-Control Severance Agreement dated as of March 22, 2011 between Ventas, Inc. and T. Richard Riney.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on March 24, 2011, File No. 001-10989.

10.15.1*	Employment Agreement dated as of June 22, 2010 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed on July 30, 2010, File No. 001-10989.

10.15.2*	Employee Protection and Noncompetition Agreement dated June 17, 2015 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on June 23, 2015, File No., 001-10989.

10.15.3*	Employment Transition Agreement dated as of July 25, 2017 between Ventas, Inc. and Todd W. Lillibridge.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, filed on October 27, 2017, File No. 001-10989.

10.16.1*	Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2013, filed on February 18, 2014, File No. 001-10989.

10.16.2*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of October 21, 2013 between Ventas, Inc. and John D. Cobb.	Filed herewith.

10.17.1*	Offer Letter dated September 16, 2014 from Ventas, Inc. to Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.1 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

10.17.2*	Employee Protection and Noncompetition Agreement dated September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Incorporated by reference herein. Previously filed as Exhibit 10.2 to our Current Report on Form 8-K, filed on September 29, 2014, File No. 001-10989.

Exhibit Number	Description of Document	Location of Document
10.17.3*	Amendment dated December 8, 2017 to Employee Protection and Noncompetition Agreement dated as of September 16, 2014 between Ventas, Inc. and Robert F. Probst.	Filed herewith.

10.18*	Ventas Employee and Director Stock Purchase Plan, as amended.	Incorporated by reference herein. Previously filed as Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2008, filed on February 27, 2009, File No. 001-10989.

12	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.

21	Subsidiaries of Ventas, Inc.	Filed herewith.

23	Consent of KPMG LLP.	Filed herewith.

31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Exchange Act.	Filed herewith.

32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Exchange Act and 18 U.S.C. 1350.	Filed herewith.

101	Interactive Data File.	Filed herewith.
* Management contract or compensatory plan or arrangement required to be filed as an exhibit pursuant to Item 15(b) of Form 10-K.

ITEM 16.    Form 10-K Summary
None.