Form 10-Q
period 2018-03-31
VENTAS INC
filed 2018-04-27
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	MARCH 31, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at April 24, 2018:
Common Stock, $0.25 par value	356,312,328

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of March 31, 2018	As of December 31, 2017
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,135,662	$2,151,386
Buildings and improvements	22,078,454	22,216,942
Construction in progress	380,064	344,151
Acquired lease intangibles	1,532,223	1,548,074
	26,126,403	26,260,553
Accumulated depreciation and amortization	(5,789,422)	(5,638,099)
Net real estate property	20,336,981	20,622,454
Secured loans receivable and investments, net	1,212,519	1,346,359
Investments in unconsolidated real estate entities	102,544	123,639
Net real estate investments	21,652,044	22,092,452
Cash and cash equivalents	92,543	81,355
Escrow deposits and restricted cash	71,039	106,898
Goodwill	1,035,248	1,034,644
Assets held for sale	62,534	65,413
Other assets	580,102	573,779
Total assets	$23,493,510	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$11,039,812	$11,276,062
Accrued interest	77,764	93,958
Accounts payable and other liabilities	1,134,570	1,183,489
Liabilities related to assets held for sale	60,023	60,265
Deferred income taxes	244,742	250,092
Total liabilities	12,556,911	12,863,866
Redeemable OP Unitholder and noncontrolling interests	132,555	158,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,317 and 356,187 shares issued at March 31, 2018 and December 31, 2017, respectively	89,062	89,029
Capital in excess of par value	13,080,220	13,053,057
Accumulated other comprehensive loss	(14,474)	(35,120)
Retained earnings (deficit)	(2,413,440)	(2,240,698)
Treasury stock, 11 and 1 shares at March 31, 2018 and December 31, 2017, respectively	(553)	(42)
Total Ventas stockholders’ equity	10,740,815	10,866,226
Noncontrolling interests	63,229	65,959
Total equity	10,804,044	10,932,185
Total liabilities and equity	$23,493,510	$23,954,541
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$190,641	$209,327
Office	194,168	185,895
	384,809	395,222
Resident fees and services	514,753	464,188
Office building and other services revenue	3,328	3,406
Income from loans and investments	31,181	20,146
Interest and other income	9,634	481
Total revenues	943,705	883,443
Expenses
Interest	111,363	108,804
Depreciation and amortization	233,150	217,783
Property-level operating expenses:
Senior living	352,220	312,073
Office	60,693	56,914
	412,913	368,987
Office building services costs	115	738
General, administrative and professional fees	37,174	33,961
Loss on extinguishment of debt, net	10,977	309
Merger-related expenses and deal costs	17,336	2,056
Other	3,120	1,188
Total expenses	826,148	733,826
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	117,557	149,617
(Loss) income from unconsolidated entities	(40,739)	3,150
Income tax benefit	3,242	3,145
Income from continuing operations	80,060	155,912
Discontinued operations	(10)	(53)
Gain on real estate dispositions	48	43,289
Net income	80,098	199,148
Net income attributable to noncontrolling interests	1,395	1,021
Net income attributable to common stockholders	$78,703	$198,127
Earnings per common share
Basic:
Income from continuing operations	$0.22	$0.44
Net income attributable to common stockholders	0.22	0.56
Diluted:
Income from continuing operations	$0.22	$0.44
Net income attributable to common stockholders	0.22	0.55
Weighted average shares used in computing earnings per common share:
Basic	356,112	354,410
Diluted	358,853	357,572
Dividends declared per common share	$0.79	$0.775
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Net income	$80,098	$199,148
Other comprehensive income:
Foreign currency translation	12,203	4,082
Unrealized loss on government-sponsored pooled loan investments	(172)	(123)
Other	8,615	(82)
Total other comprehensive income	20,646	3,877
Comprehensive income	100,744	203,025
Comprehensive income attributable to noncontrolling interests	1,395	1,021
Comprehensive income attributable to common stockholders	$99,349	$202,004

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Three Months Ended March 31, 2018 and the Year Ended December 31, 2017
(Unaudited)

March 31, 2018	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2018	(In thousands, except per share amounts)
Balance at January 1, 2017	$88,514	$12,917,002	$(57,534)	$(2,487,695)	$(47)	$10,460,240	$68,513	$10,528,753
Net income	—	—	—	1,356,470	—	1,356,470	4,642	1,361,112
Other comprehensive income	—	—	22,414	—	—	22,414	—	22,414
Impact of CCP Spin-Off	—	107	—	—	—	107	—	107
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—	—	—	(1,109,473)	—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276	72,618	—	—	553	73,447	—	73,447
Issuance of common stock for stock plans	87	21,723	—	—	796	22,606	—	22,606
Change in redeemable noncontrolling interests	—	(850)	—	—	—	(850)	6,096	5,246
Adjust redeemable OP Unitholder Interests to current fair value	—	253	—	—	—	253	—	253
Redemption of OP and Class C Units	84	19,845	—	—	3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68	23,786	—	—	(4,551)	19,303	—	19,303
Balance at December 31, 2017	89,029	13,053,057	(35,120)	(2,240,698)	(42)	10,866,226	65,959	10,932,185
Net income	—	—	—	78,703	—	78,703	1,395	80,098
Other comprehensive income	—	—	20,646	—	—	20,646	—	20,646
Net change in noncontrolling interests	—	770	—	—	—	770	(4,125)	(3,355)
Dividends to common stockholders—$0.79 per share	—	—	—	(282,088)	—	(282,088)	—	(282,088)
Issuance of common stock for stock plans and other	1	1,160	—	—	—	1,161	—	1,161
Adjust redeemable OP Unitholder Interests to current fair value	—	23,537	—	—	—	23,537	—	23,537
Redemption of OP Units	—	(361)	—	—	234	(127)	—	(127)
Grant of restricted stock, net of forfeitures	32	2,057	—	—	(745)	1,344	—	1,344
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at March 31, 2018	$89,062	$13,080,220	$(14,474)	$(2,413,440)	$(553)	$10,740,815	$63,229	$10,804,044
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$80,098	$199,148
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	233,150	217,783
Amortization of deferred revenue and lease intangibles, net	(3,865)	(5,015)
Other non-cash amortization	3,777	2,460
Stock-based compensation	7,124	6,701
Straight-lining of rental income, net	(3,622)	(5,377)
Loss on extinguishment of debt, net	10,977	309
Gain on real estate dispositions	(48)	(43,289)
Loss on real estate loan investments	9	—
Income tax benefit	(3,675)	(4,145)
Loss (income) from unconsolidated entities	40,739	(123)
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)
Distributions from unconsolidated entities	1,389	2,380
Other	(90)	652
Changes in operating assets and liabilities:
Decrease in other assets	5,263	6,369
Decrease in accrued interest	(16,524)	(4,741)
Decrease in accounts payable and other liabilities	(46,683)	(24,271)
Net cash provided by operating activities	308,019	345,814
Cash flows from investing activities:
Net investment in real estate property	(11,450)	(283,837)
Investment in loans receivable and other	(4,381)	(701,358)
Proceeds from real estate disposals	175,370	85,000
Proceeds from loans receivable	143,094	3,363
Development project expenditures	(73,889)	(86,452)
Capital expenditures	(20,617)	(23,835)
Investment in unconsolidated entities	(39,101)	(26,940)
Insurance proceeds for property damage claims	1,527	1,393
Net cash provided by (used in) investing activities	170,553	(1,032,666)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	273,843	22,822
Proceeds from debt	738,519	797,214
Repayment of debt	(1,217,118)	(20,496)
Purchase of noncontrolling interests	—	(15,809)
Payment of deferred financing costs	(6,318)	(6,384)
Cash distribution to common stockholders	(281,635)	(275,368)
Cash distribution to redeemable OP unitholders	(1,858)	(1,893)
Cash issued for redemption of OP and Class C Units	(655)	—
Contributions from noncontrolling interests	—	2,102
Distributions to noncontrolling interests	(3,339)	(2,410)
Other	(4,687)	3,297
Net cash (used in) provided by financing activities	(503,248)	503,075
Net decrease in cash, cash equivalents and restricted cash	(24,676)	(183,777)
Effect of foreign currency translation	5	(118)
Cash, cash equivalents and restricted cash at beginning of period	188,253	367,354
Cash, cash equivalents and restricted cash at end of period	$163,582	$183,459
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$28,910	$188,919
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(84,995)
Other assets	4,112	(373)
Debt	—	52,462
Other liabilities	15,938	68,676
Deferred income tax liability	—	(19,564)
Noncontrolling interests	—	1,977
Equity issued for redemption of OP and Class C Units	266	22,071
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2018, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 15 properties under development, including five properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2018, we leased a total of 468 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of March 31, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 362 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, Inc. (together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of March 31, 2018.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

	March 31, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$599,598	$197,025	$605,150	$199,958
Other identified VIEs	1,996,419	344,270	1,983,183	350,020
Tax credit VIEs	900,013	288,462	988,598	221,908

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. We consolidate NHP/PMB, as our wholly owned subsidiary is the general partner and the primary beneficiary of this VIE. As of March 31, 2018, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 73%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

Prior to January 2017, we owned a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidated this entity, as our wholly owned subsidiary is the general partner and was the primary beneficiary of this VIE. In January 2017, third party investors redeemed the remaining limited partnership units (“Class C Units”) outstanding. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.

As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of March 31, 2018 and December 31, 2017, the fair value of the redeemable OP Unitholder Interests was $120.3 million and $146.3 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at March 31, 2018 and December 31, 2017. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

equity transactions, through capital in excess of par value. In addition, we include net income attributable to the noncontrolling interests in net income in our Consolidated Statements of Income.

Accounting for Historic and New Markets Tax Credits

For certain of our life science and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new market tax credits (“NMTCs”). As of March 31, 2018, we owned 10 properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Assets Held for Sale and Discontinued Operations

We sell properties from time to time for various reasons, including favorable market conditions or the exercise of purchase options by tenants. We classify certain long-lived assets as held for sale once the criteria, as defined by GAAP, have been met. Long-lived assets to be disposed of are reported at the lower of their carrying amount or fair value minus cost to sell and are no longer depreciated.

If at any time we determine that the criteria for classifying assets as held for sale are no longer met we reclassify assets within net real estate investments on our Consolidated Balance Sheets for all periods presented. The carrying amount of these assets is adjusted (in the period in which a change in classification is determined) to reflect any depreciation expense that would have been recognized had the asset been continuously classified as net real estate investments.

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

Gain on Sale of Assets

On January 1, 2018, we adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20 we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018 we adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP standards. We adopted ASC 606 using the modified retrospective method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At March 31, 2018 and December 31, 2017, this cumulative excess totaled $272.1 million (net of allowances of $42.7 million) and $267.8 million (net of allowances of $117.8 million), respectively (excluding properties classified as held for sale).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

On January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted these ASUs by applying a retrospective transition method which requires a restatement of our Consolidated Statement of Cash Flows for all periods presented.

On January 1, 2018, we adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 by applying a modified retrospective method which resulted in a cumulative effect adjustment to retained earnings of $0.6 million.

NOTE 3—CONCENTRATION OF CREDIT RISK

As of March 31, 2018, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 21.8%, 10.9%, 7.5%, 4.9% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of March 31, 2018). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 21.8% and 38.4% of our consolidated real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of March 31, 2018). MOBs, life science and innovation centers, IRFs and LTACs, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 39.8%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of March 31, 2018, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

Triple-Net Leased Properties

The following table reflects our concentration risk for the periods presented:

	For the Three Months Ended March 31,
	2018	2017
Revenues(1):
Brookdale Senior Living(2)	4.6%	4.7%
Ardent	3.0	3.1
Kindred(3)	3.4	5.0
NOI:
Brookdale Senior Living(2)	8.1%	8.2%
Ardent	5.4	5.3
Kindred(3)	6.1	8.7

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Excludes one seniors housing community included in the senior living operations reportable business segment.

(3)	Excludes one MOB included in the office operations reportable business segment.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended March 31, 2018 and 2017. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

In December 2017, Kindred announced that it had entered into a definitive agreement pursuant to which (a) Kindred would be acquired by a consortium of TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana, Inc. and (b) immediately following the acquisition, (i) Kindred’s home health, hospice and community care businesses would be separated from Kindred and operated as a standalone company owned by Humana, Inc., TPG and WCAS, and (ii) Kindred would be operated as a separate healthcare company owned by TPG and WCAS. These transactions were approved by Kindred stockholders on April 5, 2018 and are expected to close in the summer of 2018 subject to closing conditions.

On April 26, 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one master lease; (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with Brookdale Senior Living retaining two successive 10 year renewal options; and (c) the guarantee of all the Brookdale Senior Living obligations to us by Brookdale Senior Living Inc., including covenant protections for us. We anticipate recognizing a non-cash expense of $22 million in connection with the agreements.

Senior Living Operations

As of March 31, 2018, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 266 of our 362 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the three months ended March 31, 2018, we recognized $14.6 million of transaction costs relating to this transaction, net of property-level net assets assumed for no consideration.

We also acquired a 34% ownership stake in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the remaining 66% stake.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

NOTE 4—DISPOSITIONS

2018 Activity

During the three months ended March 31, 2018, we sold six seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, two MOBs and one vacant land parcel for aggregate consideration of $170.2 million.

Real Estate Impairment

We recognized impairments of $7.0 million and $5.2 million, respectively, for the three months ended March 31, 2018 and 2017, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate primarily to our office operations reportable business segment. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of March 31, 2018 and December 31, 2017, including the amounts reported on our Consolidated Balance Sheets.

	March 31, 2018			December 31, 2017
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Office Operations	3	$62,806	$60,140	3	$65,413	$60,265
Senior Living Operations (1)	—	(272)	(117)	—	—	—
Total	3	$62,534	$60,023	3	$65,413	$60,265
(1) Balances relate to anticipated post-closing settlements of working capital.

During the three months ended March 31, 2018, five MOBs no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of these assets by recognizing depreciation expense of $5.7 million and classified these assets within net real estate investments on our Consolidated Balance Sheets for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of March 31, 2018 and December 31, 2017, we had $1.3 billion and $1.4 billion, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of March 31, 2018 and December 31, 2017, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of March 31, 2018:
Secured/mortgage loans and other, net	$1,157,638	$1,157,638	$1,158,987	$—
Government-sponsored pooled loan investments, net (1)	54,881	54,251	54,881	630
Total investments reported as Secured loans receivable and investments, net	1,212,519	1,211,889	1,213,868	630
Non-mortgage loans receivable, net	56,125	56,125	56,464	—
Total loans receivable and investments, net	$1,268,644	$1,268,014	$1,270,332	$630

As of December 31, 2017:
Secured/mortgage loans and other, net	$1,291,694	$1,291,694	$1,286,322	$—
Government-sponsored pooled loan investments, net (1)	54,665	53,863	54,665	802
Total investments reported as Secured loans receivable and investments, net	1,346,359	1,345,557	1,340,987	802
Non-mortgage loans receivable, net	59,857	59,857	58,849	—
Total loans receivable and investments, net	$1,406,216	$1,405,414	$1,399,836	$802
(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.

2018 Activity

During the three months ended March 31, 2018, we received $125.9 million for the full repayment of three loans receivable with a weighted average interest rate of 9.9% that were due to mature between 2018 and 2021.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At March 31, 2018, we had 25% ownership interests in joint ventures that owned 31 properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.9% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

With the exception of our interests in Atria, ESL and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.7 million and $1.6 million for the three months ended March 31, 2018 and 2017, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

During the three months ended March 31, 2018, we recognized an impairment of $35.7 million relating to the carrying costs of one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs. During the three months ended March 31, 2018, our joint venture partner initiated a transaction with us and as a result, we intend to sell our interest in the joint venture. This sale is expected to occur in the second half of 2018. However, there can be no assurance whether, when or on what terms the sale will be completed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 7—INTANGIBLES

The following is a summary of our intangibles as of March 31, 2018 and December 31, 2017:

	March 31, 2018		December 31, 2017
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$184,705	6.9	$185,012	7.0
In-place and other lease intangibles	1,347,518	24.3	1,363,062	24.0
Goodwill	1,035,248	N/A	1,034,644	N/A
Other intangibles	35,849	12.4	35,890	14.1
Accumulated amortization	(871,769)	N/A	(864,576)	N/A
Net intangible assets	$1,731,551	22.3	$1,754,032	22.1
Intangible liabilities:
Below market lease intangibles	$358,940	13.7	$359,118	13.7
Other lease intangibles	34,924	42.8	40,141	40.8
Accumulated amortization	(163,984)	N/A	(160,985)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$233,448	15.5	$241,842	15.6
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

NOTE 8—OTHER ASSETS

The following is a summary of our other assets as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Straight-line rent receivables, net	$272,060	$267,764
Non-mortgage loans receivable, net	56,125	59,857
Other intangibles, net	6,133	6,496
Investment in unconsolidated operating entities	68,416	49,738
Other	177,368	189,924
Total other assets	$580,102	$573,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Unsecured revolving credit facility (1)	$794,368	$535,832
Secured revolving construction credit facility due 2022	18,632	2,868
2.00% Senior Notes due 2018	—	700,000
4.00% Senior Notes due 2019	97,891	600,000
3.00% Senior Notes, Series A due 2019 (2)	310,294	318,041
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes, Series C due 2022 (2)	193,934	198,776
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	213,327	218,653
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	193,934	198,776
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,386,732	1,308,564
Total	11,143,235	11,365,633
Deferred financing costs, net	(75,036)	(73,093)
Unamortized fair value adjustment	3,402	12,139
Unamortized discounts	(31,789)	(28,617)
Senior notes payable and other debt	$11,039,812	$11,276,062

(1)
As of March 31, 2018 and December 31, 2017, respectively, $35.7 million and $28.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $31.7 million and $31.1 million were denominated in British pounds as of March 31, 2018 and December 31, 2017 respectively.

(2)	These borrowings are in the form of Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of March 31, 2018, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2018	$85,871	$—	$17,593	$103,464
2019	820,716	—	17,527	838,243
2020	1,464,063	—	14,748	1,478,811
2021	772,867	794,368	13,386	1,580,621
2022	1,430,314	—	11,841	1,442,155
Thereafter (2)	5,613,466	—	86,475	5,699,941
Total maturities	$10,187,297	$794,368	$161,570	$11,143,235

(1)	At March 31, 2018, we had $92.5 million of unrestricted cash and cash equivalents, for $701.8 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2018, 2023 and 2028.

Credit Facilities and Unsecured Term Loan

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of March 31, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of March 31, 2018, we had $794.4 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of March 31, 2018, we also had a $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%.

As of March 31, 2018, we also had a $400.0 million secured revolving construction credit facility which matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

As of March 31, 2018, we had $18.6 million of borrowings outstanding and $381.4 million of unused borrowing capacity available under our secured revolving construction credit facility.

Senior Notes

In February 2018, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.233% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

In February 2018, we redeemed $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019 at a public offering price of 101.83% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $11.0 million. The redemption was funded using cash on hand and borrowings under our unsecured revolving credit facility. In April 2018, we repaid the remaining balance then outstanding of our 4.00% senior notes due April 2019 of $97.9 million and recognized a loss on extinguishment of debt of $1.8 million.

In February 2018, we repaid in full, at par, $700.0 million aggregate principal amount then outstanding of our 2.00% senior notes due February 2018 upon maturity.

Derivatives and Hedging

In March and April 2018, we entered into $215 million and $35 million, respectively, notional forward starting swaps with an effective date of September 4, 2018 and a maturity of September 4, 2028, that reduces our exposure to fluctuations in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The weighted average rate on the notional amounts is 2.84%.

During June and December 2017, we entered into a total of $200 million notional value forward starting swaps that reduced our exposure to fluctuations in interest rates prior to the February 2018 issuance of 4.00% senior notes due 2028.  On the issuance date, we realized a gain of $10.0 million from these swaps that is being recognized over the life of the senior notes using an effective interest method.

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of March 31, 2018 and December 31, 2017, the carrying amounts and fair values of our financial instruments were as follows:

	March 31, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$92,543	$92,543	$81,355	$81,355
Secured mortgage loans and other, net	1,157,638	1,158,987	1,291,694	1,286,322
Non-mortgage loans receivable, net	56,125	56,464	59,857	58,849
Government-sponsored pooled loan investments	54,881	54,881	54,665	54,665
Derivative instruments	6,806	6,806	7,248	7,248
Liabilities:
Senior notes payable and other debt, gross	11,143,235	11,676,671	11,365,633	11,600,750
Derivative instruments	14,003	14,003	5,435	5,435
Redeemable OP Unitholder Interests	120,301	120,301	146,252	146,252

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation

From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or life science and innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management, except as otherwise set forth in this Note 11, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the three months ended March 31, 2018, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended March 31, 2018 and 2017 were benefits of $3.2 million and $3.1 million, respectively. The income tax benefits for the three months ended March 31, 2018 and 2017, were each due primarily to operating losses at our taxable REIT subsidiaries.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income in future periods. The REIT and TRS NOL carryforwards begin to expire in 2024.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $244.7 million and $250.1 million as of March 31, 2018 and December 31, 2017, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  As of December 31, 2017, we made a reasonable estimate that the new interest expense limitation rules may disallow the deferred interest carried forward under the rules prior to the 2017 Tax Act. Consequently, we recorded a provisional adjustment of $23.3 million for the entire deferred tax asset related to the existing deferred interest carryforward. This amount continues to be a provisional adjustment as of March 31, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2014 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2013 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2013 and subsequent years. We are also subject to audit in Canada for periods subsequent to the acquisition, and certain prior periods, with respect to the entities acquired in 2014 from Holiday Retirement. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 13—STOCKHOLDERS' EQUITY
Capital Stock
We may sell from time to time our common stock under an “at-the-market” (“ATM”) equity offering program. In March 2018, our universal shelf registration statement expired in accordance with the SEC’s rules, rendering our then existing ATM program inaccessible. Therefore, as of March 31, 2018, none of our common stock remained available for sale under our previous ATM equity offering program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017
	(In thousands)
Foreign currency translation	$(33,377)	$(45,580)
Accumulated unrealized gain on government-sponsored pooled loan investments	630	802
Other	18,273	9,658
Total accumulated other comprehensive loss	$(14,474)	$(35,120)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$80,060	$155,912
Discontinued operations	(10)	(53)
Gain on real estate dispositions	48	43,289
Net income	80,098	199,148
Net income attributable to noncontrolling interests	1,395	1,021
Net income attributable to common stockholders	$78,703	$198,127
Denominator:
Denominator for basic earnings per share—weighted average shares	356,112	354,410
Effect of dilutive securities:
Stock options	125	452
Restricted stock awards	188	164
OP Unitholder Interests	2,428	2,546
Denominator for diluted earnings per share—adjusted weighted average shares	358,853	357,572
Basic earnings per share:
Income from continuing operations	$0.22	$0.44
Net income attributable to common stockholders	0.22	0.56
Diluted earnings per share:
Income from continuing operations	$0.22	$0.44
Net income attributable to common stockholders	0.22	0.55

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of March 31, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended March 31, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$190,641	$—	$194,168	$—	$384,809
Resident fees and services	—	514,753	—	—	514,753
Office building and other services revenue	1,142	—	1,634	552	3,328
Income from loans and investments	—	—	—	31,181	31,181
Interest and other income	—	—	—	9,634	9,634
Total revenues	$191,783	$514,753	$195,802	$41,367	$943,705

Total revenues	$191,783	$514,753	$195,802	$41,367	$943,705
Less:
Interest and other income	—	—	—	9,634	9,634
Property-level operating expenses	—	352,220	60,693	—	412,913
Office building services costs	—	—	115	—	115
Segment NOI	191,783	162,533	134,994	31,733	521,043
Loss from unconsolidated entities	(38,654)	(641)	(620)	(824)	(40,739)
Segment profit	$153,129	$161,892	$134,374	$30,909	480,304
Interest and other income					9,634
Interest expense					(111,363)
Depreciation and amortization					(233,150)
General, administrative and professional fees					(37,174)
Loss on extinguishment of debt, net					(10,977)
Merger-related expenses and deal costs					(17,336)
Other					(3,120)
Income tax benefit					3,242
Income from continuing operations					$80,060

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended March 31, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$209,327	$—	$185,895	$—	$395,222
Resident fees and services	—	464,188	—	—	464,188
Office building and other services revenue	1,205	—	1,931	270	3,406
Income from loans and investments	—	—	—	20,146	20,146
Interest and other income	—	—	—	481	481
Total revenues	$210,532	$464,188	$187,826	$20,897	$883,443

Total revenues	$210,532	$464,188	$187,826	$20,897	$883,443
Less:
Interest and other income	—	—	—	481	481
Property-level operating expenses	—	312,073	56,914	—	368,987
Office building services costs	—	—	738	—	738
Segment NOI	210,532	152,115	130,174	20,416	513,237
Income (loss) from unconsolidated entities	3,269	(76)	335	(378)	3,150
Segment profit	$213,801	$152,039	$130,509	$20,038	516,387
Interest and other income					481
Interest expense					(108,804)
Depreciation and amortization					(217,783)
General, administrative and professional fees					(33,961)
Loss on extinguishment of debt, net					(309)
Merger-related expenses and deal costs					(2,056)
Other					(1,188)
Income tax benefit					3,145
Income from continuing operations					$155,912

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Capital expenditures:
Triple-net leased properties	$5,668	$93,809
Senior living operations	30,577	21,325
Office operations	69,711	193,996
Total capital expenditures	$105,956	$309,130

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Revenues:
United States	$887,745	$832,820
Canada	48,536	44,595
United Kingdom	7,424	6,028
Total revenues	$943,705	$883,443

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Net real estate property:
United States	$18,993,773	$19,253,724
Canada	1,037,687	1,070,903
United Kingdom	305,521	297,827
Total net real estate property	$20,336,981	$20,622,454

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
The following pages summarize our condensed consolidating information as of March 31, 2018 and December 31, 2017 and for the three months ended March 31, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,708	$118,075	$21,530,261	$—	$21,652,044
Cash and cash equivalents	11,672	—	80,871	—	92,543
Escrow deposits and restricted cash	9,739	128	61,172	—	71,039
Investment in and advances to affiliates	14,893,299	2,800,078	—	(17,693,377)	—
Goodwill	—	—	1,035,248	—	1,035,248
Assets held for sale	—	—	62,534	—	62,534
Other assets	61,262	6,560	512,280	—	580,102
Total assets	$14,979,680	$2,924,841	$23,282,366	$(17,693,377)	$23,493,510
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,596,937	$2,442,875	$—	$11,039,812
Intercompany loans	7,389,404	(6,127,269)	(1,262,135)	—	—
Accrued interest	(6,886)	65,964	18,686	—	77,764
Accounts payable and other liabilities	366,117	41,026	727,427	—	1,134,570
Liabilities related to assets held for sale	—	—	60,023	—	60,023
Deferred income taxes	244,742	—	—	—	244,742
Total liabilities	7,993,377	2,576,658	1,986,876	—	12,556,911
Redeemable OP Unitholder and noncontrolling interests	—	—	132,555	—	132,555
Total equity	6,986,303	348,183	21,162,935	(17,693,377)	10,804,044
Total liabilities and equity	$14,979,680	$2,924,841	$23,282,366	$(17,693,377)	$23,493,510

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,844	$119,508	$21,971,100	$—	$22,092,452
Cash and cash equivalents	9,828	—	71,527	—	81,355
Escrow deposits and restricted cash	39,816	128	66,954	—	106,898
Investment in and advances to affiliates	14,786,086	2,916,060	—	(17,702,146)	—
Goodwill	—	—	1,034,644	—	1,034,644
Assets held for sale	—	—	65,413	—	65,413
Other assets	55,936	9,458	508,385	—	573,779
Total assets	$14,893,510	$3,045,154	$23,718,023	$(17,702,146)	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,895,641	$2,380,421	$—	$11,276,062
Intercompany loans	7,835,266	(7,127,624)	(707,642)	—	—
Accrued interest	(6,410)	77,691	22,677	—	93,958
Accounts payable and other liabilities	381,512	24,635	777,342	—	1,183,489
Liabilities related to assets held for sale	—	—	60,265	—	60,265
Deferred income taxes	250,092	—	—	—	250,092
Total liabilities	8,460,460	1,870,343	2,533,063	—	12,863,866
Redeemable OP Unitholder and noncontrolling interests	—	—	158,490	—	158,490
Total equity	6,433,050	1,174,811	21,026,470	(17,702,146)	10,932,185
Total liabilities and equity	$14,893,510	$3,045,154	$23,718,023	$(17,702,146)	$23,954,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$601	$34,386	$349,822	$—	$384,809
Resident fees and services	—	—	514,753	—	514,753
Office building and other services revenue	—	—	3,328	—	3,328
Income from loans and investments	491	—	30,690	—	31,181
Equity earnings in affiliates	56,662	—	(1,000)	(55,662)	—
Interest and other income	9,323	—	311	—	9,634
Total revenues	67,077	34,386	897,904	(55,662)	943,705
Expenses
Interest	(28,661)	82,312	57,712	—	111,363
Depreciation and amortization	1,344	1,444	230,362	—	233,150
Property-level operating expenses	—	72	412,841	—	412,913
Office building services costs	—	—	115	—	115
General, administrative and professional fees	556	4,050	32,568	—	37,174
Loss on extinguishment of debt, net	—	10,977	—	—	10,977
Merger-related expenses and deal costs	16,246	—	1,090	—	17,336
Other	2,169	—	951	—	3,120
Total expenses	(8,346)	98,855	735,639	—	826,148
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	75,423	(64,469)	162,265	(55,662)	117,557
Loss from unconsolidated entities	—	(35,504)	(5,235)	—	(40,739)
Income tax benefit	3,242	—	—	—	3,242
Income (loss) from continuing operations	78,665	(99,973)	157,030	(55,662)	80,060
Discontinued operations	(10)	—	—	—	(10)
Gain on real estate dispositions	48	—	—	—	48
Net income (loss)	78,703	(99,973)	157,030	(55,662)	80,098
Net income attributable to noncontrolling interests	—	—	1,395	—	1,395
Net income (loss) attributable to common stockholders	$78,703	$(99,973)	$155,635	$(55,662)	$78,703

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$585	$47,819	$346,818	$—	$395,222
Resident fees and services	—	—	464,188	—	464,188
Office building and other services revenue	—	—	3,406	—	3,406
Income from loans and investments	281	—	19,865	—	20,146
Equity earnings in affiliates	136,989	—	(308)	(136,681)	—
Interest and other income	343	—	138	—	481
Total revenues	138,198	47,819	834,107	(136,681)	883,443
Expenses
Interest	(16,600)	74,789	50,615	—	108,804
Depreciation and amortization	1,409	2,371	214,003	—	217,783
Property-level operating expenses	—	83	368,904	—	368,987
Office building services costs	—	—	738	—	738
General, administrative and professional fees	130	4,700	29,131	—	33,961
Loss on extinguishment of debt, net	—	19	290	—	309
Merger-related expenses and deal costs	1,863	—	193	—	2,056
Other	(349)	—	1,537	—	1,188
Total expenses	(13,547)	81,962	665,411	—	733,826
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	151,745	(34,143)	168,696	(136,681)	149,617
Income (loss) from unconsolidated entities	—	3,321	(171)	—	3,150
Income tax benefit	3,145	—	—	—	3,145
Income (loss) from continuing operations	154,890	(30,822)	168,525	(136,681)	155,912
Discontinued operations	(53)	—	—	—	(53)
Gain (loss) on real estate dispositions	43,290	—	(1)	—	43,289
Net income (loss)	198,127	(30,822)	168,524	(136,681)	199,148
Net income attributable to noncontrolling interests	—	—	1,021	—	1,021
Net income (loss) attributable to common stockholders	$198,127	$(30,822)	$167,503	$(136,681)	$198,127

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$78,703	$(99,973)	$157,030	$(55,662)	80,098
Other comprehensive (loss) income:
Foreign currency translation	—	—	12,203	—	12,203
Unrealized loss on government-sponsored pooled loan investments	(172)	—	—	—	(172)
Other	—	—	8,615	—	8,615
Total other comprehensive (loss) income	(172)	—	20,818	—	20,646
Comprehensive income (loss)	78,531	(99,973)	177,848	(55,662)	100,744
Comprehensive income attributable to noncontrolling interests	—	—	1,395	—	1,395
Comprehensive income (loss) attributable to common stockholders	$78,531	$(99,973)	$176,453	$(55,662)	$99,349

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$198,127	$(30,822)	$168,524	$(136,681)	$199,148
Other comprehensive (loss) income:
Foreign currency translation	—	—	4,082	—	4,082
Unrealized loss on government-sponsored pooled loan investments	(123)	—	—	—	(123)
Other	—	—	(82)	—	(82)
Total other comprehensive (loss) income	(123)	—	4,000	—	3,877
Comprehensive income (loss)	198,004	(30,822)	172,524	(136,681)	203,025
Comprehensive income attributable to noncontrolling interests	—	—	1,021	—	1,021
Comprehensive income (loss) attributable to common stockholders	$198,004	$(30,822)	$171,503	$(136,681)	$202,004

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(19,658)	$(58,563)	$386,240	$—	$308,019

Cash flows from investing activities:
Net investment in real estate property	(11,450)	—	—	—	(11,450)
Investment in loans receivable and other	(2,740)	—	(1,641)	—	(4,381)
Proceeds from real estate disposals	175,370	—	—	—	175,370
Proceeds from loans receivable	1,441	—	141,653	—	143,094
Development project expenditures	—	—	(73,889)	—	(73,889)
Capital expenditures	—	—	(20,617)	—	(20,617)
Investment in unconsolidated entities	—	—	(39,101)	—	(39,101)
Insurance proceeds for property damage claims	—	—	1,527	—	1,527
Net cash provided by investing activities	162,621	—	7,932	—	170,553

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	266,764	7,079	—	273,843
Proceeds from debt	—	655,044	83,475	—	738,519
Repayment of debt	—	(1,211,811)	(5,307)	—	(1,217,118)
Net change in intercompany debt	51,808	354,019	(405,827)	—	—
Payment of deferred financing costs	—	(5,621)	(697)	—	(6,318)
Cash distribution from (to) affiliates	50,937	168	(51,105)	—	—
Cash distribution to common stockholders	(281,635)	—	—	—	(281,635)
Cash distribution to redeemable OP unitholders	—	—	(1,858)	—	(1,858)
Cash issued for redemption of OP and Class C Units	—	—	(655)	—	(655)
Distributions to noncontrolling interests	—	—	(3,339)	—	(3,339)
Other	(4,687)	—	—	—	(4,687)
Net cash (used in) provided by financing activities	(183,577)	58,563	(378,234)	—	(503,248)
Net (decrease) increase in cash, cash equivalents and restricted cash	(40,614)	—	15,938	—	(24,676)
Effect of foreign currency translation	12,381	—	(12,376)	—	5
Cash, cash equivalents and restricted cash at beginning of period	49,644	128	138,481	—	188,253
Cash, cash equivalents and restricted cash at end of period	$21,411	$128	$142,043	$—	$163,582

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Three Months Ended March 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$4,275	$(32,622)	$374,161	$—	$345,814

Cash flows from investing activities:
Net investment in real estate property	(283,837)	—	—	—	(283,837)
Investment in loans receivable and other	(2,313)	—	(699,045)	—	(701,358)
Proceeds from real estate disposals	85,000	—	—	—	85,000
Proceeds from loans receivable	—	—	3,363	—	3,363
Development project expenditures	—	—	(86,452)	—	(86,452)
Capital expenditures	—	(9)	(23,826)	—	(23,835)
Investment in unconsolidated entities	—	—	(26,940)	—	(26,940)
Insurance proceeds for property damage claims	—	—	1,393	—	1,393
Net cash used in investing activities	(201,150)	(9)	(831,507)	—	(1,032,666)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	18,000	4,822	—	22,822
Proceeds from debt	—	793,904	3,310	—	797,214
Repayment of debt	—	(19)	(20,477)	—	(20,496)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	577,099	(800,193)	223,094	—	—
Payment of deferred financing costs	—	(6,384)	—	—	(6,384)
Cash distribution (to) from affiliates	(298,190)	27,367	270,823	—	—
Cash distribution to common stockholders	(275,368)	—	—	—	(275,368)
Cash distribution to redeemable OP unitholders	—	—	(1,893)	—	(1,893)
Contributions from noncontrolling interest	—	—	2,102	—	2,102
Distributions to noncontrolling interests	—	—	(2,410)	—	(2,410)
Other	3,297	—	—	—	3,297
Net cash (used in) provided by financing activities	(8,971)	32,675	479,371	—	503,075
Net (decrease) increase in cash, cash equivalents and restricted cash	(205,846)	44	22,025	—	(183,777)
Effect of foreign currency translation	5,146	—	(5,264)	—	(118)
Cash, cash equivalents and restricted cash at beginning of period	210,501	1,504	155,349	—	367,354
Cash, cash equivalents and restricted cash at end of period	$9,801	$1,548	$172,110	$—	$183,459

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

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of March 31, 2018, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 15 properties under development, including five properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of March 31, 2018, we leased a total of 468 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of March 31, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 362 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties (excluding one MOB included within our office operations reportable business segment), respectively, as of March 31, 2018.

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

Operating Highlights and Key Performance Trends

2018 Highlights and Other Recent Developments

Investments and Dispositions

•
During the three months ended March 31, 2018, we received $125.9 million for the full repayment of three loans receivable with a weighted average interest rate of 9.9% that were due to mature between 2018 and 2021.

•
During the three months ended March 31, 2018, we sold six seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, two MOBs, and one vacant land parcel for aggregate consideration of $170.2 million.

Liquidity, Capital and Dividends

•
In January 2018, we paid the fourth quarterly installment of our 2017 dividend of $0.79 per share. In February 2018, we declared the first quarterly installment of our 2018 dividend of $0.79 per share, which was paid in April 2018.

•
In February 2018, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.233% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

•
In February 2018, we redeemed $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019 at a public offering price of 101.83% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $11.0 million. The redemption was funded using cash on hand and borrowings under our unsecured revolving credit facility. In April 2018, we repaid the remaining balance then outstanding of our 4.00% senior notes due April 2019 of $97.9 million and recognized a loss on extinguishment of debt of $1.8 million.

•	In February 2018, we repaid in full, at par, $700.0 million aggregate principal amount then outstanding of our 2.00% senior notes due February 2018 upon maturity.

Portfolio

•
In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. We acquired a 34% ownership stake in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the remaining 66% stake.

•	On April 26, 2018, we entered into various agreements with Brookdale Senior Living. The agreements provide for, among other things:

◦	A consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one master lease (the “Master Lease”);

◦	Extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with Brookdale Senior Living retaining two successive 10 year renewal options;

◦	The Master Lease is guaranteed by Brookdale Senior Living Inc., including covenant protections for us;

◦
Annual base rent for the Brookdale Senior Living leased properties of approximately $180 million with an annual rent escalator equal to the lesser of four times CPI and 2.25%, commencing January 1, 2019, ratably reduced by an annual cash rent credit of $8 million in 2018 (prorated for the remainder of 2018), $8 million in 2019, $7 million in 2020 and $5 million in 2021 and thereafter through the remainder of the term of the Master Lease;

◦	Brookdale Senior Living has minimum annual capital expenditure obligations to maintain the leased properties and we may make additional capital investments for a market return;

◦	We have the right to transition the leased properties to other operators under certain conditions;

◦	Objective standards that permit a Brookdale Senior Living change of control provided more stringent financial covenants and other standards are satisfied;

◦
On a Brookdale Senior Living change of control, we receive certain additional benefits, fees and protections, including the extension of the term of the Master Lease through 2029 and the reduction of the Brookdale Senior Living annual rent credit to $5 million; and

◦
The agreements also contemplate the sale of certain properties with up to $30 million in contractual rent under the Master Lease. We will receive 100% of the net proceeds from any sales and Brookdale Senior Living will receive a rent credit under the Master Lease of 6.25% of the net proceeds from any sales.  However, we cannot provide any assurance that we will be able to successfully complete the sales on a timely basis or at all.

Concentration Risk

We use concentration ratios to identify, understand and evaluate the potential impact of economic downturns and other adverse events that may affect our asset types, geographic locations, business models, tenants, operators and managers. We evaluate concentration risk in terms of investment mix and operations mix. Investment mix measures the percentage of our investments that is concentrated in a specific asset type or that is operated or managed by a particular tenant, operator or manager. Operations mix measures the percentage of our operating results that is attributed to a particular tenant, operator or manager, geographic location or business model. The following tables reflect our concentration risk as of the dates and for the periods presented:

	As of March 31, 2018	As of December 31, 2017
Investment mix by asset type(1):
Seniors housing communities	60.2%	60.3%
MOBs	20.0	19.8
Life science and innovation centers	7.6	7.3
Health systems	5.4	5.3
IRFs and LTACs	1.7	1.7
SNFs	0.7	0.7
Secured loans receivable and investments, net	4.4	4.9
Investment mix by tenant, operator and manager(1):
Atria	21.8%	22.3%
Sunrise	10.9	10.8
Brookdale Senior Living	7.5	7.5
Ardent	4.9	4.9
Kindred	1.1	1.1
All other	53.8	53.4

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended March 31,
	2018	2017
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	54.6%	52.5%
Brookdale Senior Living(2)	4.6	4.7
Ardent	3.0	3.1
Kindred	3.4	5.0
All others	34.4	34.7
Adjusted EBITDA(3):
Senior living operations	31.9%	30.8%
Brookdale Senior Living(2)	7.4	7.8
Ardent	5.0	5.1
Kindred	5.7	8.5
All others	50.0	47.8
Net operating income(4):
Senior living operations	31.2%	29.6%
Brookdale Senior Living(2)	8.1	8.2
Ardent	5.4	5.3
Kindred	6.1	8.7
All others	49.2	48.2
Operations mix by geographic location(5):
California	15.9%	15.4%
New York	8.3	8.8
Texas	6.0	5.9
Pennsylvania	4.5	4.2
Illinois	4.4	4.9
All others	60.9	60.8

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

(4)
Net operating income (“NOI”) is defined as total revenues, less interest and other income, property-level operating expenses and office building services costs (excluding amounts in discontinued operations).

(5)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of income from continuing operations, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the three months ended March 31, 2018, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

On April 26, 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one master lease; (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with Brookdale Senior Living retaining two successive 10 year renewal options; and (c) the guarantee of all the Brookdale Senior Living obligations to us by Brookdale Senior Living Inc., including covenant protections for us. Refer to “2018 Highlights and Other Recent Developments” above for additional information regarding these agreements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018 for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.

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

As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner(s). We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of LP interests or there is an increase or decrease in the number of outstanding LP interests. We also apply this guidance to managing member interests in LLC.

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018 we adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP standards. We adopted ASC 606 using the modified retrospective method

Triple-Net Leased Properties and Office Operations

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

On January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted these ASUs by applying a retrospective transition method which requires a restatement of our Consolidated Statement of Cash Flows for all periods presented.

On January 1, 2018, we adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20 we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

On January 1, 2018, we adopted ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”), which requires a company to recognize the tax consequences of an intra-entity transfer of an asset, other than inventory, when the transfer occurs. We adopted ASU 2016-16 by applying a modified retrospective method which resulted in a cumulative effect adjustment to retained earnings of $0.6 million.

Results of Operations

As of March 31, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “NOTE 15—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended March 31, 2018 and 2017

The table below shows our results of operations for the three months ended March 31, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended March 31,		Increase (Decrease) to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$191,783	$210,532	$(18,749)	(8.9)%
Senior living operations	162,533	152,115	10,418	6.8
Office operations	134,994	130,174	4,820	3.7
All other	31,733	20,416	11,317	55.4
Total segment NOI	521,043	513,237	7,806	1.5
Interest and other income	9,634	481	9,153	nm
Interest expense	(111,363)	(108,804)	(2,559)	(2.4)
Depreciation and amortization	(233,150)	(217,783)	(15,367)	(7.1)
General, administrative and professional fees	(37,174)	(33,961)	(3,213)	(9.5)
Loss on extinguishment of debt, net	(10,977)	(309)	(10,668)	nm
Merger-related expenses and deal costs	(17,336)	(2,056)	(15,280)	nm
Other	(3,120)	(1,188)	(1,932)	nm
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	117,557	149,617	(32,060)	(21.4)
(Loss) income from unconsolidated entities	(40,739)	3,150	(43,889)	nm
Income tax benefit	3,242	3,145	97	3.1
Income from continuing operations	80,060	155,912	(75,852)	(48.7)
Discontinued operations	(10)	(53)	43	81.1
Gain on real estate dispositions	48	43,289	(43,241)	nm
Net income	80,098	199,148	(119,050)	(59.8)
Net income attributable to noncontrolling interests	1,395	1,021	(374)	(36.6)
Net income attributable to common stockholders	$78,703	$198,127	(119,424)	(60.3)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of March 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$190,641	$209,327	$(18,686)	(8.9)%
Other services revenue	1,142	1,205	(63)	(5.2)
Segment NOI	$191,783	$210,532	(18,749)	(8.9)

The decrease in our triple-net leased properties rental income in the first quarter of 2018 over the same period in 2017 is attributed primarily to the sale of 36 Kindred SNF properties during 2017 and the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations.

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2018 for the fourth quarter of 2017 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at March 31, 2017 for the fourth quarter of 2016.

	Number of Properties Owned at March 31, 2018	Average Occupancy for the Three Months Ended December 31, 2017	Number of Properties Owned at March 31, 2017	Average Occupancy for the Three Months Ended December 31, 2016
Seniors housing communities (1)	347	85.6%	437	87.7%
SNFs (1)	17	84.9	53	79.7
IRFs and LTACs (1)	36	57.0	38	58.0

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended March 31, 2018 and 2017, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 415 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$177,803	$171,954	$5,849	3.4%
Segment NOI	$177,803	$171,954	5,849	3.4

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$514,753	$464,188	$50,565	10.9%
Less: Property-level operating expenses	(352,220)	(312,073)	(40,147)	(12.9)
Segment NOI	$162,533	$152,115	10,418	6.8

	Number of Properties at March 31,		Average Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Total communities	358	298	86.6%	88.6%	$5,720	$5,703

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

The increase in our senior living operations segment NOI in the first quarter of 2018 over the same period in 2017 is attributed primarily to the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 278 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of March 31, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$449,569	$443,870	$5,699	1.3%
Less: Property-level operating expenses	(301,888)	(297,565)	(4,323)	(1.5)
Segment NOI	$147,681	$146,305	1,376	0.9

	Number of Properties at March 31,		Average Occupancy for the Three Months Ended March 31,		Average Monthly Revenue Per Occupied Room For the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Same-store communities	278	278	87.3%	88.9%	$5,943	$5,759

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of March 31, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$194,168	$185,895	$8,273	4.5%
Office building services revenue	1,634	1,931	(297)	(15.4)
Total revenues	195,802	187,826	7,976	4.2
Less:
Property-level operating expenses	(60,693)	(56,914)	(3,779)	(6.6)
Office building services costs	(115)	(738)	623	84.4
Segment NOI	$134,994	$130,174	4,820	3.7

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Total office buildings	389	389	91.3%	91.7%	$32	$32

The increase in our office operations rental income in the first quarter of 2018 over the same period in 2017 is attributed primarily to acquisitions and development of life science and innovation centers and in-place lease escalations, partially offset by asset dispositions. The increase in our office operations property-level operating expenses in the first quarter of 2018 over the same period in 2017 is attributed primarily to acquisitions and developments and increases in real estate taxes and other operating expenses, partially offset by asset dispositions.

Office building services revenue, net of applicable costs, increased year over year primarily due to collection of previously reserved amounts deemed as uncollectible accounts, partially offset by decreased construction during the first quarter of 2018 over the same period in 2017.

The following table compares results of operations for our 363 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of March 31, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Three Months Ended March 31,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$172,405	$170,991	$1,414	0.8%
Less: Property-level operating expenses	(52,751)	(51,741)	(1,010)	(2.0)
Segment NOI	$119,654	$119,250	404	0.3

	Number of Properties at March 31,		Occupancy at March 31,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended March 31,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	363	363	92.5%	92.8%	$32	$30

All Other

The $11.3 million increase in all other for the three months ended March 31, 2018 over the same period in 2017 is primarily due to income from the $700.0 million term loan that we made to Ardent in March 2017, partially offset by decreased income attributable to loan repayments.

Interest and Other Income

The $9.2 million increase in interest and other income for the three months ended March 31, 2018 over the same period in 2017 is primarily due to a payment received that was not previously expected to be collected.

Interest Expense

The $2.6 million increase in total interest expense for the three months ended March 31, 2018 compared to 2017, is attributed primarily to an increase of $4.2 million due to a higher effective interest rate, including the amortization of any fair value adjustments, partially offset by a decrease of $1.6 million due to lower debt balances. Our effective interest rate was 3.8% and 3.7% for the three months ended March 31, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to asset acquisitions, net of dispositions, and carrying value adjustments on five MOBs reclassified from held for sale to continuing operations during the first quarter of 2018.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended March 31, 2018 was due primarily to the February 2018 redemption and repayment of the $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019.

Merger-Related Expenses and Deal Costs

The $15.3 million increase in merger-related expenses and deal costs for the three months ended March 31, 2018 was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL.

Other

Other increased $1.9 million during the three months ended March 31, 2018 compared to the same period in 2017 primarily due to foreign currency exchange losses.

(Loss) Income from Unconsolidated Entities

The $43.9 million decrease in income from unconsolidated entities for the three months ended March 31, 2018 compared to the same period in 2017 is primarily due to a $35.7 million impairment relating to the carrying costs of one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs. During the three months ended March 31, 2018, our joint venture partner initiated a transaction with us and as a result, we intend to sell our interest in the joint venture.

Income Tax Benefit

Income tax benefits related to continuing operations for the three months ended March 31, 2018 and 2017 were each due primarily to operating losses at our TRS entities.

Gain on Real Estate Dispositions

The gain on real estate dispositions for the three months ended March 31, 2018 decreased $43.2 million over the same period in 2017 due primarily to the $43.3 million gain on the sale of five properties during the first quarter of 2017.

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

The following table summarizes our FFO and normalized FFO for the three months ended March 31, 2018 and 2017. The increase in normalized FFO for the three months ended March 31, 2018 over the same period in 2017 is due primarily to improved property performance and accretive investments, partially offset by dispositions and debt repayments.

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Income from continuing operations	$80,060	$155,912
Discontinued operations	(10)	(53)
Gain on real estate dispositions	48	43,289
Net income	80,098	199,148
Net income attributable to noncontrolling interests	1,395	1,021
Net income attributable to common stockholders	78,703	198,127
Adjustments:
Real estate depreciation and amortization	231,495	215,961
Real estate depreciation related to noncontrolling interests	(1,811)	(1,995)
Real estate depreciation related to unconsolidated entities	1,030	1,187
Impairment on equity method investments	35,708	—
Loss on real estate dispositions related to unconsolidated entities	—	23
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)
Gain on real estate dispositions	(48)	(43,289)
FFO attributable to common stockholders	345,077	366,987
Adjustments:
Change in fair value of financial instruments	(91)	23
Non-cash income tax benefit	(3,675)	(4,145)
Loss on extinguishment of debt, net	10,987	403
Loss on non-real estate dispositions related to unconsolidated entities	4	4
Merger-related expenses, deal costs and re-audit costs	19,245	3,129
Amortization of other intangibles	328	438
Other items related to unconsolidated entities	2,847	212
Non-cash impact of changes to equity plan	1,581	999
Natural disaster expenses (recoveries), net	(383)	—
Normalized FFO attributable to common stockholders	$375,920	$368,050

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses and net expenses or recoveries related to natural disasters, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Income from continuing operations	$80,060	$155,912
Discontinued operations	(10)	(53)
Gain on real estate dispositions	48	43,289
Net income	80,098	199,148
Net income attributable to noncontrolling interests	1,395	1,021
Net income attributable to common stockholders	78,703	198,127
Adjustments:
Interest	111,363	108,804
Loss on extinguishment of debt, net	10,977	309
Taxes (including tax amounts in general, administrative and professional fees)	(2,390)	(2,228)
Depreciation and amortization	233,150	217,783
Non-cash stock-based compensation expense	7,124	6,701
Merger-related expenses, deal costs and re-audit costs	18,737	2,366
Net income (loss) attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(3,032)	(3,366)
(Income) loss from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	44,939	3,425
Gain on real estate dispositions	(48)	(43,289)
Unrealized foreign currency losses (gains)	377	(812)
Change in fair value of financial instruments	(89)	11
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)
Natural disaster expenses (recoveries), net	(383)	—
Adjusted EBITDA	$499,428	$484,804

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(In thousands)
Income from continuing operations	$80,060	$155,912
Discontinued operations	(10)	(53)
Gain on real estate dispositions	48	43,289
Net income	80,098	199,148
Net income attributable to noncontrolling interests	1,395	1,021
Net income attributable to common stockholders	78,703	198,127
Adjustments:
Interest and other income	(9,634)	(481)
Interest	111,363	108,804
Depreciation and amortization	233,150	217,783
General, administrative and professional fees	37,174	33,961
Loss on extinguishment of debt, net	10,977	309
Merger-related expenses and deal costs	17,346	2,109
Other	3,120	1,188
Net income attributable to noncontrolling interests	1,395	1,021
Loss (income) from unconsolidated entities	40,739	(3,150)
Income tax benefit	(3,242)	(3,145)
Gain on real estate dispositions	(48)	(43,289)
NOI	$521,043	$513,237

Liquidity and Capital Resources

As of March 31, 2018, we had a total of $92.5 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of March 31, 2018, we also had escrow deposits and restricted cash of $71.0 million, $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility and $381.4 million of unused borrowing capacity available under our secured revolving construction credit facility.

During the three months ended March 31, 2018, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

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

Credit Facilities and Unsecured Term Loan

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of March 31, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of March 31, 2018, we had $794.4 million of borrowings outstanding, $14.5 million of letters of credit outstanding and $2.2 billion of unused borrowing capacity available under our unsecured revolving credit facility.

As of March 31, 2018, we also had a $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%.

As of March 31, 2018, we also had a $400.0 million secured revolving construction credit facility which matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

As of March 31, 2018, we had $18.6 million of borrowings outstanding and $381.4 million of unused borrowing capacity available under our secured revolving construction credit facility.

Senior Notes

In February 2018, Ventas Realty issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.233% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

In February 2018, we redeemed $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019 at a public offering price of 101.83% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $11.0 million. The redemption was funded using cash on hand and borrowings under our unsecured revolving credit facility. In April 2018, we repaid the remaining balance then outstanding of our 4.00% senior notes due April 2019 of $97.9 million and recognized a loss on extinguishment of debt of $1.8 million.

In February 2018, we repaid in full, at par, $700.0 million aggregate principal amount then outstanding of our 2.00% senior notes due 2018 upon maturity.

Cash Flows

The following table sets forth our sources and uses of cash flows for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,		Increase (Decrease) to Cash
	2018	2017	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$188,253	$367,354	$(179,101)	(48.8)%
Net cash provided by operating activities	308,019	345,814	(37,795)	(10.9)
Net cash provided by (used in) investing activities	170,553	(1,032,666)	1,203,219	nm
Net cash (used in) provided by financing activities	(503,248)	503,075	(1,006,323)	nm
Effect of foreign currency translation	5	(118)	123	nm
Cash, cash equivalents and restricted cash at end of period	$163,582	$183,459	(19,877)	(10.8)
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $37.8 million during the three months ended March 31, 2018 over the same period in 2017 due primarily to 2018 transaction costs related to operator transitions and an increase in 2018 interest payments, partially due to the February 2018 redemption of $502.1 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019, partially offset by higher NOI and interest income on loans and investments.

Cash Flows from Investing Activities

Cash used in investing activities decreased $1.2 billion during the three months ended March 31, 2018 over the same period in 2017 primarily due to decreased investment in real estate property and loans receivable and increased proceeds from real estate disposals and loan repayments received.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $1.0 billion during the three months ended March 31, 2018 over the same period in 2017 primarily due to increased debt repayments, partially offset by increased borrowings under our revolving credit facilities.

Capital Expenditures

The terms of our triple-net leases generally obligate our tenants to pay all capital expenditures necessary to maintain and improve our triple-net leased properties. However, from time to time, we may fund the capital expenditures for our triple-net leased properties through loans or advances to the tenants, which may increase the amount of rent payable with respect to the properties in certain cases. We may also fund capital expenditures for which we may become responsible upon expiration of our triple-net leases or in the event that our tenants are unable or unwilling to meet their obligations under those leases. We also expect to fund capital expenditures related to our senior living operations and office operations reportable business segments with the cash flows from the properties or through additional borrowings. We expect that these liquidity needs generally will be satisfied by a combination of the following: cash flows from operations, cash on hand, debt assumptions and financings (including secured financings), issuances of debt and equity securities, dispositions of assets (in whole or in part through joint venture arrangements with third parties) and borrowings under our revolving credit facilities.

To the extent that unanticipated capital expenditure needs arise or significant borrowings are required, our liquidity may be affected adversely. Our ability to borrow additional funds may be restricted in certain circumstances by the terms of the instruments governing our outstanding indebtedness.

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of March 31, 2018, we had 15 properties under development pursuant to these agreements, including five properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

We are exposed to market risk related to changes in interest rates with respect to borrowings under our unsecured revolving credit facility and our unsecured term loan, certain of our mortgage loans that are floating rate obligations, mortgage loans receivable that bear interest at floating rates and marketable debt securities. These market risks result primarily from changes in LIBOR rates or prime rates. To manage these risks, we continuously monitor our level of floating rate debt with respect to total debt and other factors, including our assessment of current and future economic conditions.

As of March 31, 2018 and December 31, 2017, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $1.2 billion and $1.3 billion, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of March 31, 2018 and December 31, 2017:

	As of March 31, 2018	As of December 31, 2017
	(In thousands)
Gross book value	$8,919,818	$9,428,886
Fair value(1)	9,441,804	9,640,893
Fair value reflecting change in interest rates(1):
-100 basis points	9,958,027	10,148,313
+100 basis points	8,963,756	9,184,409

(1)
The change in fair value of our fixed rate debt from December 31, 2017 to March 31, 2018 was due primarily to 2018 senior note repayments, partially offset by 2018 senior note issuances and fixed rate mortgage proceeds.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of March 31, 2018	As of December 31, 2017	As of March 31, 2017
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$7,643,503	$8,218,369	$8,260,256
Floating to fixed rate swap on term loan	200,000	200,000	200,000
Mortgage loans and other (1)	1,076,315	1,010,517	1,434,248
Variable rate:
Fixed to floating rate swap on senior notes	400,000	400,000	400,000
Unsecured revolving credit facility	794,368	535,832	170,731
Unsecured term loans, unhedged portion	700,000	700,000	1,272,042
Secured revolving construction credit facility	18,632	2,868	—
Mortgage loans and other (1)	310,417	298,047	283,281
Total	$11,143,235	$11,365,633	$12,020,558
Percentage of total debt:
Fixed rate:
Senior notes and other, unhedged portion	68.5%	72.3%	68.7%
Floating to fixed rate swap on term loan	1.8	1.8	1.7
Mortgage loans and other (1)	9.7	8.9	11.9
Variable rate:
Fixed to floating rate swap on senior notes	3.6	3.5	3.3
Unsecured revolving credit facility	7.1	4.7	1.4
Unsecured term loans, unhedged portion	6.3	6.2	10.6
Secured revolving construction credit facility	0.2	0.0	—
Mortgage loans and other (1)	2.8	2.6	2.4
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.9%	3.7%	3.7%
Floating to fixed rate swap on term loan	2.1	2.1	2.2
Mortgage loans and other (1)	5.1	5.2	5.6
Variable rate:
Fixed to floating rate swap on senior notes	2.7	2.3	1.9
Unsecured revolving credit facility	2.6	2.3	2.1
Unsecured term loans, unhedged portion	2.6	2.3	1.9
Secured revolving construction credit facility	3.4	3.1	—
Mortgage loans and other (1)	2.8	2.9	2.3
Total	3.7	3.6	3.6

(1)
Excludes mortgage debt of $57.4 million related to real estate assets classified as held for sale as of March 31, 2018 and December 31, 2017, respectively. All amounts were included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $549.9 million notional amount of interest rate swaps with maturities ranging from May 2018 to January 2023, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $321.6 million notional amount of interest rate swaps with maturities ranging from October 2018 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

In March and April 2018, we entered into $215 million and $35 million, respectively, notional forward starting swaps with an effective date of September 4, 2018 and a maturity of September 4, 2028, that reduces our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The weighted average rate on the notional amounts is 2.84%.

The increase in our outstanding variable rate debt at March 31, 2018 compared to December 31, 2017 is primarily attributable to increased borrowings under our unsecured revolving credit facility.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of March 31, 2018, interest expense for 2018 would increase by approximately $21.6 million, or $0.06 per diluted common share.

As of March 31, 2018 and December 31, 2017, our joint venture partners’ aggregate share of total debt was $114.0 million and $76.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $57.6 million and $90.3 million as of March 31, 2018 and December 31, 2017, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the three months ended March 31, 2018 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the first three months of 2018 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Exchange Act, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2018, at the reasonable assurance level.

Internal Control Over Financial Reporting

In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These properties, substantially all of which were previously leased by Elmcroft Senior Living, are now operated by ESL under a management contract with us. We have implemented corporate level procedures and controls to ensure that, during the initial transition period following this transition, financial information pertaining to these properties is properly reflected in our consolidated financial statements. However, we cannot provide absolute assurance that such information is materially correct in all respects.

During the first quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The information contained in NOTE 11. ''LITIGATION'' of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q is incorporated by reference into this Item 1. Except as set forth therein, there have been no new material legal proceedings and no material developments in the legal proceedings reported in our Annual Report on Form 10-K for the year ended December 31, 2017.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended March 31, 2018:

	Number of Shares Repurchased (1)	Average Price Per Share
January 1 through January 31	72,969	$54.70
February 1 through February 28	—	—
March 1 through March 31	13,805	49.89

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
Date: April 27, 2018

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Description of Document	Location of Document
10.1.1	Offer of Employment Term Sheet dated March 20, 2018 from Ventas, Inc. to Peter J. Bulgarelli.	Filed herewith.
10.1.2	Employee Protection and Noncompetition Agreement dated March 20, 2018 between Ventas, Inc. and Peter J. Bulgarelli.	Filed herewith.
12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101	Interactive Data File.	Filed herewith.