Form 10-Q
period 2018-06-30
VENTAS INC
filed 2018-07-27
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	JUNE 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at July 24, 2018:
Common Stock, $0.25 par value	356,439,019

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS
VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of June 30, 2018	As of December 31, 2017
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,124,231	$2,151,386
Buildings and improvements	22,065,202	22,216,942
Construction in progress	408,313	344,151
Acquired lease intangibles	1,510,698	1,548,074
	26,108,444	26,260,553
Accumulated depreciation and amortization	(5,972,774)	(5,638,099)
Net real estate property	20,135,670	20,622,454
Secured loans receivable and investments, net	526,553	1,346,359
Investments in unconsolidated real estate entities	101,490	123,639
Net real estate investments	20,763,713	22,092,452
Cash and cash equivalents	93,684	81,355
Escrow deposits and restricted cash	64,419	106,898
Goodwill	1,034,274	1,034,644
Assets held for sale	15,567	65,413
Other assets	727,477	573,779
Total assets	$22,699,134	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,402,897	$11,276,062
Accrued interest	93,112	93,958
Accounts payable and other liabilities	1,133,902	1,183,489
Liabilities related to assets held for sale	896	60,265
Deferred income taxes	240,941	250,092
Total liabilities	11,871,748	12,863,866
Redeemable OP Unitholder and noncontrolling interests	149,817	158,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,412 and 356,187 shares issued at June 30, 2018 and December 31, 2017, respectively	89,085	89,029
Capital in excess of par value	13,068,399	13,053,057
Accumulated other comprehensive loss	(10,861)	(35,120)
Retained earnings (deficit)	(2,529,102)	(2,240,698)
Treasury stock, 11 and 1 shares at June 30, 2018 and December 31, 2017, respectively	(573)	(42)
Total Ventas stockholders’ equity	10,616,948	10,866,226
Noncontrolling interests	60,621	65,959
Total equity	10,677,569	10,932,185
Total liabilities and equity	$22,699,134	$23,954,541
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$167,870	$213,258	$358,511	$422,585
Office	192,392	186,240	386,560	372,135
	360,262	399,498	745,071	794,720
Resident fees and services	518,989	460,243	1,033,742	924,431
Office building and other services revenue	4,289	3,179	7,617	6,585
Income from loans and investments	56,417	32,368	87,598	52,514
Interest and other income	2,347	202	11,981	683
Total revenues	942,304	895,490	1,886,009	1,778,933
Expenses
Interest	113,029	113,572	224,392	222,376
Depreciation and amortization	223,634	224,108	456,784	441,891
Property-level operating expenses:
Senior living	361,112	308,625	713,332	620,698
Office	60,301	57,205	120,994	114,119
	421,413	365,830	834,326	734,817
Office building services costs	534	552	649	1,290
General, administrative and professional fees	36,656	33,282	73,830	67,243
(Gain) loss on extinguishment of debt, net	(93)	36	10,884	345
Merger-related expenses and deal costs	4,494	6,043	21,830	8,099
Other	3,527	1,848	6,647	3,036
Total expenses	803,194	745,271	1,629,342	1,479,097
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	139,110	150,219	256,667	299,836
(Loss) income from unconsolidated entities	(6,371)	(106)	(47,110)	3,044
Income tax benefit	734	2,159	3,976	5,304
Income from continuing operations	133,473	152,272	213,533	308,184
Discontinued operations	—	(23)	(10)	(76)
Gain on real estate dispositions	35,827	719	35,875	44,008
Net income	169,300	152,968	249,398	352,116
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Net income attributable to common stockholders	$166,519	$151,831	$245,222	$349,958
Earnings per common share
Basic:
Income from continuing operations	$0.37	$0.43	$0.60	$0.87
Net income attributable to common stockholders	0.47	0.43	0.69	0.99
Diluted:
Income from continuing operations	$0.37	$0.42	$0.59	$0.86
Net income attributable to common stockholders	0.46	0.42	0.68	0.98
Weighted average shares used in computing earnings per common share:
Basic	356,228	355,024	356,175	354,719
Diluted	359,000	358,311	358,931	357,919
Dividends declared per common share	$0.79	$0.775	$1.58	$1.55
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$169,300	$152,968	$249,398	$352,116
Other comprehensive income:
Foreign currency translation	(15,246)	8,286	(3,043)	12,368
Unrealized gain (loss) on marketable debt securities	12,857	(62)	12,685	(185)
Other	6,002	398	14,617	316
Total other comprehensive income	3,613	8,622	24,259	12,499
Comprehensive income	172,913	161,590	273,657	364,615
Comprehensive income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Comprehensive income attributable to common stockholders	$170,132	$160,453	$269,481	$362,457

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Six Months Ended June 30, 2018 and the Year Ended December 31, 2017
(Unaudited)

June 30, 2018	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2018	(In thousands, except per share amounts)
Balance at January 1, 2017	$88,514	$12,917,002	$(57,534)	$(2,487,695)	$(47)	$10,460,240	$68,513	$10,528,753
Net income	—	—	—	1,356,470	—	1,356,470	4,642	1,361,112
Other comprehensive income	—	—	22,414	—	—	22,414	—	22,414
Impact of CCP Spin-Off	—	107	—	—	—	107	—	107
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—	—	—	(1,109,473)	—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276	72,618	—	—	553	73,447	—	73,447
Issuance of common stock for stock plans	87	21,723	—	—	796	22,606	—	22,606
Change in redeemable noncontrolling interests	—	(850)	—	—	—	(850)	6,096	5,246
Adjust redeemable OP Unitholder Interests to current fair value	—	253	—	—	—	253	—	253
Redemption of OP and Class C Units	84	19,845	—	—	3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68	23,786	—	—	(4,551)	19,303	—	19,303
Balance at December 31, 2017	89,029	13,053,057	(35,120)	(2,240,698)	(42)	10,866,226	65,959	10,932,185
Net income	—	—	—	245,222	—	245,222	4,176	249,398
Other comprehensive income	—	—	24,259	—	—	24,259	—	24,259
Net change in noncontrolling interests	—	(1,465)	—	—	—	(1,465)	(9,514)	(10,979)
Dividends to common stockholders—$1.58 per share	—	—	—	(564,269)	—	(564,269)	—	(564,269)
Issuance of common stock for stock plans and other	16	4,258	—	—	490	4,764	—	4,764
Adjust redeemable OP Unitholder Interests to current fair value	—	4,286	—	—	—	4,286	—	4,286
Redemption of OP Units	—	(555)	—	—	234	(321)	—	(321)
Grant of restricted stock, net of forfeitures	40	8,818	—	—	(1,255)	7,603	—	7,603
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at June 30, 2018	$89,085	$13,068,399	$(10,861)	$(2,529,102)	$(573)	$10,616,948	$60,621	$10,677,569
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$249,398	$352,116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	456,784	441,891
Amortization of deferred revenue and lease intangibles, net	(23,837)	(10,849)
Other non-cash amortization	8,650	6,584
Stock-based compensation	14,273	13,396
Straight-lining of rental income, net	28,085	(11,155)
Loss on extinguishment of debt, net	10,884	345
Gain on real estate dispositions	(35,875)	(44,008)
Gain on real estate loan investments	(13,202)	(4)
Income tax benefit	(5,317)	(7,104)
Loss (income) from unconsolidated entities	47,110	(17)
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)
Distributions from unconsolidated entities	2,634	3,134
Other	1,124	1,348
Changes in operating assets and liabilities:
Decrease in other assets	12,776	16,079
(Decrease) increase in accrued interest	(1,504)	4,550
Decrease in accounts payable and other liabilities	(41,647)	(39,878)
Net cash provided by operating activities	710,336	723,401
Cash flows from investing activities:
Net investment in real estate property	(12,257)	(324,492)
Investment in loans receivable and other	(211,554)	(718,233)
Proceeds from real estate disposals	312,243	104,570
Proceeds from loans receivable	866,097	25,067
Development project expenditures	(155,682)	(143,269)
Capital expenditures	(42,029)	(55,952)
Distributions from unconsolidated entities	6,792	—
Investment in unconsolidated entities	(40,033)	(39,048)
Insurance proceeds for property damage claims	2,329	1,393
Net cash provided by (used in) investing activities	725,906	(1,149,964)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	(197,726)	364,456
Proceeds from debt	750,316	1,028,509
Repayment of debt	(1,431,887)	(656,536)
Purchase of noncontrolling interests	(2,429)	(15,809)
Payment of deferred financing costs	(6,348)	(19,687)
Issuance of common stock, net	—	73,596
Cash distribution to common stockholders	(563,395)	(550,965)
Cash distribution to redeemable OP Unitholders	(3,744)	(3,720)
Cash issued for redemption of OP and Class C Units	(975)	—
Contributions from noncontrolling interests	—	2,227
Distributions to noncontrolling interests	(7,808)	(4,156)
Other	(1,995)	9,702
Net cash (used in) provided by financing activities	(1,465,991)	227,617
Net decrease in cash, cash equivalents and restricted cash	(29,749)	(198,946)
Effect of foreign currency translation	(401)	3,288
Cash, cash equivalents and restricted cash at beginning of period	188,253	367,354
Cash, cash equivalents and restricted cash at end of period	$158,103	$171,696
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Six Months Ended June 30,
	2018	2017
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$28,916	$205,266
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(84,995)
Other assets	4,112	(4,096)
Debt	—	64,629
Other liabilities	15,944	65,754
Deferred income tax liability	—	(16,180)
Noncontrolling interests	—	1,972
Equity issued for redemption of OP and Class C Units	266	22,359
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2018, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 16 properties under development, including five properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2018, we leased a total of 468 properties (excluding properties within our office reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of June 30, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 361 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties, respectively, as of June 30, 2018.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner or partners. We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership (“LP”) interests or there is an increase or decrease in the number of outstanding LP interests. We also apply this guidance to managing member interests in limited liability companies (“LLCs”).

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

	June 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$593,574	$196,361	$605,150	$199,958
Other identified VIEs	1,818,824	310,422	1,983,183	350,020
Tax credit VIEs	794,354	283,608	988,598	221,908

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of June 30, 2018, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 73%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

Prior to January 2017, we owned a majority interest in Ventas Realty Capital Healthcare Trust Operating Partnership, L.P. (“Ventas Realty OP”) and we consolidated this entity because our wholly owned subsidiary is the general partner and was the primary beneficiary of this VIE. In January 2017, third party investors redeemed the remaining limited partnership units (“Class C Units”) outstanding. After giving effect to such redemptions, Ventas Realty OP is our wholly owned subsidiary.

As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of June 30, 2018 and December 31, 2017, the fair value of the redeemable OP Unitholder Interests was $137.6 million and $146.3 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share (“EPS”) includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at June 30, 2018 and December 31, 2017. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of June 30, 2018, we owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

Gain on Sale of Assets

On January 1, 2018, we adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP standards. We adopted ASC 606 using the modified retrospective method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectibility is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At June 30, 2018 and December 31, 2017, this cumulative excess totaled $238.9 million (net of allowances of $43.5 million) and $267.8 million (net of allowances of $117.8 million), respectively (excluding properties classified as held for sale).

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

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.

Upon our adoption of ASU 2016-02, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

leased properties reportable business segment for real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms. We are currently confirming our existing catalogue of all of our leases, evaluating the initial balance sheet impact and developing processes and internal controls to account for all leases under ASU 2016-02.

On January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted these ASUs by applying a retrospective transition method which required a restatement of our Consolidated Statement of Cash Flows for all periods presented.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of June 30, 2018, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 22.4%, 11.2%, 7.7%, 5.1% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of June 30, 2018). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 22.3% and 39.3% of our consolidated real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of June 30, 2018). MOBs, life science and innovation centers, IRFs and LTACs, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 38.4%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of June 30, 2018, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The following table reflects our concentration risk for the periods presented:

	For the Three Months Ended June 30,
	2018	2017
Revenues(1):
Brookdale Senior Living(2)(3)	2.5%	4.7%
Ardent	3.0	3.1
Kindred(4)	3.4	5.1
NOI:
Brookdale Senior Living(2)(3)	4.3%	7.9%
Ardent	5.5	5.2
Kindred(4)	6.3	8.6

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Excludes one seniors housing community included in the senior living operations reportable business segment.

(3)	Includes impact of a net non-cash expense in the second quarter of 2018 of $21.3 million. See discussion below.

(4)	Includes 36 SNFs that were sold during 2017.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI three months ended June 30, 2018 and 2017. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

In July 2018, Kindred closed transactions (the “Go Private Transactions”) pursuant to which (a) Kindred would be acquired by a consortium of TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana, Inc. and (b) immediately following the acquisition, (i) Kindred’s home health, hospice and community care businesses would be separated from Kindred and operated as a standalone company owned by Humana, Inc., TPG and WCAS, and (ii) Kindred would be operated as a separate healthcare company owned by TPG and WCAS. In connection with the closing of the transactions, we received a payment from Kindred of $12.3 million, which will be recognized as income during the third quarter of 2018.

In April 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one master lease; (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with Brookdale Senior Living retaining two successive 10 year renewal options; and (c) the guarantee of all the Brookdale Senior Living obligations to us by Brookdale Senior Living Inc., including covenant protections for us. In connection with these agreements, we recognized a net non-cash expense of $21.3 million for the acceleration of straight-line rent receivables, net unamortized market lease intangibles and deferred revenues, which is included in triple-net leased rental income in our Consolidated Statements of Income. We also received a fee of $2.5 million that is being amortized over the new lease term.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Senior Living Operations

As of June 30, 2018, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 265 of our 361 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the six months ended June 30, 2018, we recognized $18.2 million of transaction costs relating to this transaction, net of property-level net assets assumed for no consideration.

We also acquired a 34% ownership stake in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the remaining 66% stake.

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of the Go Private Transactions in July 2018. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information, or was provided to us by Brookdale Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found at the SEC’s website at www.sec.gov.

Atria, Sunrise, Ardent and Kindred are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise, Ardent and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria, Sunrise, Ardent or Kindred, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

NOTE 4—DISPOSITIONS

2018 Activity

During the six months ended June 30, 2018, we sold six seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, nine MOBs and two vacant land parcels for aggregate consideration of $307.1 million, and we recognized a gain on the sale of these assets of $35.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Real Estate Impairment

We recognized impairments of $10.7 million and $15.6 million, respectively, for the six months ended June 30, 2018 and 2017, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate primarily to our office operations reportable business segment. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of June 30, 2018 and December 31, 2017, including the amounts reported on our Consolidated Balance Sheets.

	June 30, 2018			December 31, 2017
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Office Operations (1)	—	$166	$671	3	$65,413	$60,265
Senior Living Operations	1	15,401	225	—	—	—
Total	1	$15,567	$896	3	$65,413	$60,265

(1) Balances relate to anticipated post-closing settlements of working capital.

In March 2018, five MOBs no longer met the criteria as being classified as held for sale. As a result, we adjusted the carrying amount of these assets by recognizing depreciation expense of $5.7 million and classified these assets within net real estate investments on our Consolidated Balance Sheets for all periods presented.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of June 30, 2018 and December 31, 2017, we had $780.3 million and $1.4 billion, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of June 30, 2018 and December 31, 2017, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of June 30, 2018:
Secured/mortgage loans and other, net	$466,632	$466,632	$445,194	$—
Government-sponsored pooled loan investments, net (1)	59,921	52,831	59,921	7,090
Total investments reported as Secured loans receivable and investments, net	526,553	519,463	505,115	7,090
Non-mortgage loans receivable, net	49,972	49,972	49,575	—
Marketable debt securities (2)	203,760	197,363	203,760	6,397
Total loans receivable and investments, net	$780,285	$766,798	$758,450	$13,487

As of December 31, 2017:
Secured/mortgage loans and other, net	$1,291,694	$1,291,694	$1,286,322	$—
Government-sponsored pooled loan investments, net (1)	54,665	53,863	54,665	802
Total investments reported as Secured loans receivable and investments, net	1,346,359	1,345,557	1,340,987	802
Non-mortgage loans receivable, net	59,857	59,857	58,849	—
Total loans receivable and investments, net	$1,406,216	$1,405,414	$1,399,836	$802

(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.
(2) Investments in marketable debt securities have contractual maturity dates in 2026.

2018 Activity

During the six months ended June 30, 2018, we received $846.7 million for the full repayment of the principal balances of ten loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033.

Included in the repayments above is $713 million that we received in June 2018 for the full repayment of the principal balance of a $700 million term loan and $13 million then outstanding on a revolving line of credit we made to a subsidiary of Ardent. We also received a $14.0 million cash pre-payment fee and accelerated recognition of the unamortized portion ($13.2 million) of a previously received cash “upfront” fee for the loans, resulting in income of $27.2 million, which is recorded in income from loans and investments in our Consolidated Statements of Income.

In June 2018, we also made a $200 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026. These marketable debt securities are classified as available for sale and are reflected on our Consolidated Balance Sheets at fair value.

There was no impact on our 9.9% equity investment in Ardent as a result of these transactions.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At June 30, 2018, we had 25% ownership interests in joint ventures that owned 31 properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.9% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

With the exception of our interests in Atria, ESL and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $2.3 million and $1.4 million for the three months ended June 30, 2018 and 2017, respectively, and $4.0 million and $3.0 million for the six months ended June 30, 2018 and 2017, which is included in office building and other services revenue in our Consolidated Statements of Income.

In March 2018, we recognized an impairment charge of $35.7 million relating to one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs, which is recorded in (loss) income from unconsolidated entities in our Consolidated Statements of Income. In July 2018, we sold our 25% interest to our joint venture partner and received $57.5 million at closing. In addition, our portion of debt related to investments in unconsolidated entities decreased by $23.3 million. We expect to record no gain or loss as a result of the sale. Given that we are no longer the managing member of the real estate joint venture, we will not receive annual management fees of approximately $4.6 million.

NOTE 7—INTANGIBLES

The following is a summary of our intangibles as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$184,111	6.9	$185,012	7.0
In-place and other lease intangibles	1,326,587	24.4	1,363,062	24.0
Goodwill	1,034,274	N/A	1,034,644	N/A
Other intangibles	35,819	12.3	35,890	14.1
Accumulated amortization	(886,238)	N/A	(864,576)	N/A
Net intangible assets	$1,694,553	22.5	$1,754,032	22.1
Intangible liabilities:
Below market lease intangibles	$358,914	14.6	$359,118	13.7
Other lease intangibles	32,324	43.1	40,141	40.8
Accumulated amortization	(184,803)	N/A	(160,985)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$210,003	16.6	$241,842	15.6
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8—OTHER ASSETS

The following is a summary of our other assets as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Straight-line rent receivables, net	$238,884	$267,764
Non-mortgage loans receivable, net	49,972	59,857
Marketable debt securities	203,760	—
Other intangibles, net	5,916	6,496
Investment in unconsolidated operating entities	62,816	49,738
Other	166,129	189,924
Total other assets	$727,477	$573,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Unsecured revolving credit facility (1)	$302,820	$535,832
Secured revolving construction credit facility due 2022	36,337	2,868
2.00% Senior Notes due 2018	—	700,000
4.00% Senior Notes due 2019	—	600,000
3.00% Senior Notes, Series A due 2019 (2)	304,645	318,041
2.700% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	900,000	900,000
4.750% Senior Notes due 2021	700,000	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.300% Senior Notes, Series C due 2022 (2)	190,403	198,776
3.125% Senior Notes due 2023	400,000	400,000
3.100% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	209,444	218,653
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	190,404	198,776
3.500% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.850% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,973	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,336,801	1,308,564
Total	10,504,977	11,365,633
Deferred financing costs, net	(71,540)	(73,093)
Unamortized fair value adjustment	(106)	12,139
Unamortized discounts	(30,434)	(28,617)
Senior notes payable and other debt	$10,402,897	$11,276,062

(1)
As of June 30, 2018 and December 31, 2017, respectively, $23.2 million and $28.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $29.6 million and $31.1 million were denominated in British pounds as of June 30, 2018 and December 31, 2017, respectively.

(2)	These borrowings are in the form of Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of June 30, 2018, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2018	$30,158	$—	$11,587	$41,745
2019	717,177	—	17,527	734,704
2020	1,475,860	—	14,748	1,490,608
2021	772,868	302,820	13,386	1,089,074
2022	1,444,489	—	11,841	1,456,330
Thereafter (2)	5,606,042	—	86,474	5,692,516
Total maturities	$10,046,594	$302,820	$155,563	$10,504,977

(1)	At June 30, 2018, we had $93.7 million of unrestricted cash and cash equivalents, for $209.1 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $23.0 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of June 30, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of June 30, 2018, we had $302.8 million of borrowings outstanding, $22.7 million of letters of credit outstanding and $2.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.

In July 2018, we entered into a new $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%. The new term loan facility is comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The new term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion. This unsecured term loan facility replaced and repaid in full our $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%.

As of June 30, 2018, we also had a $400.0 million secured revolving construction credit facility with $36.3 million of borrowings outstanding and $363.7 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Derivatives and Hedging

During the six months ended June 30, 2018, we entered into $300 million notional value 10 year forward starting swaps that reduce our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The weighted average rate on the notional amounts is 2.84%.

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

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of June 30, 2018 and December 31, 2017, the carrying amounts and fair values of our financial instruments were as follows:

	June 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$93,684	$93,684	$81,355	$81,355
Secured mortgage loans and other, net	466,632	445,194	1,291,694	1,286,322
Non-mortgage loans receivable, net	49,972	49,575	59,857	58,849
Marketable debt securities	203,760	203,760	—	—
Government-sponsored pooled loan investments	59,921	59,921	54,665	54,665
Derivative instruments	11,342	11,342	7,248	7,248
Liabilities:
Senior notes payable and other debt, gross	10,504,977	10,417,455	11,365,633	11,600,750
Derivative instruments	14,986	14,986	5,435	5,435
Redeemable OP Unitholder Interests	137,575	137,575	146,252	146,252
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the six months ended June 30, 2018, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended June 30, 2018 and 2017 were benefits of $0.7 million and $2.2 million, respectively. Our consolidated provisions for income taxes for the six months ended June 30, 2018 and 2017 were benefits of $4.0 million and $5.3 million, respectively. The income tax benefits for the three months and six months ended June 30, 2018 and 2017 were each due primarily to net operating losses at our taxable REIT subsidiaries.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income in future periods. The REIT and TRS NOL carryforwards begin to expire in 2024.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $240.9 million and $250.1 million as of June 30, 2018 and December 31, 2017, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  As of December 31, 2017, we made a reasonable estimate that the new interest expense limitation rules may disallow the deferred interest carried forward under the rules prior to the 2017 Tax Act. Consequently, we recorded a provisional adjustment of $23.3 million for the entire deferred tax asset related to the existing deferred interest carryforward. This amount continues to be a provisional adjustment as of June 30, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

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

NOTE 13—STOCKHOLDERS' EQUITY
Capital Stock
We may sell from time to time our common stock under an “at-the-market” (“ATM”) equity offering program. In March 2018, our universal shelf registration statement expired in accordance with the SEC’s rules, rendering our then existing ATM program inaccessible. Therefore, as of June 30, 2018, none of our common stock remained available for sale under our previous ATM equity offering program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017
	(In thousands)
Foreign currency translation	$(48,623)	$(45,580)
Accumulated unrealized gain on marketable debt securities	13,487	802
Other	24,275	9,658
Total accumulated other comprehensive loss	$(10,861)	$(35,120)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$133,473	$152,272	$213,533	$308,184
Discontinued operations	—	(23)	(10)	(76)
Gain on real estate dispositions	35,827	719	35,875	44,008
Net income	169,300	152,968	249,398	352,116
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Net income attributable to common stockholders	$166,519	$151,831	$245,222	$349,958
Denominator:
Denominator for basic earnings per share—weighted average shares	356,228	355,024	356,175	354,719
Effect of dilutive securities:
Stock options	115	596	120	501
Restricted stock awards	236	225	211	193
OP Unitholder Interests	2,421	2,466	2,425	2,506
Denominator for diluted earnings per share—adjusted weighted average shares	359,000	358,311	358,931	357,919
Basic earnings per share:
Income from continuing operations	$0.37	$0.43	$0.60	$0.87
Net income attributable to common stockholders	0.47	0.43	0.69	0.99
Diluted earnings per share:
Income from continuing operations	$0.37	$0.42	$0.59	$0.86
Net income attributable to common stockholders	0.46	0.42	0.68	0.98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 15—SEGMENT INFORMATION

As of June 30, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. Under our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Summary information by reportable business segment is as follows:

	For the Three Months Ended June 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$167,870	$—	$192,392	$—	$360,262
Resident fees and services	—	518,989	—	—	518,989
Office building and other services revenue	1,177	—	1,977	1,135	4,289
Income from loans and investments	—	—	—	56,417	56,417
Interest and other income	—	—	—	2,347	2,347
Total revenues	$169,047	$518,989	$194,369	$59,899	$942,304

Total revenues	$169,047	$518,989	$194,369	$59,899	$942,304
Less:
Interest and other income	—	—	—	2,347	2,347
Property-level operating expenses	—	361,112	60,301	—	421,413
Office building services costs	—	—	534	—	534
Segment NOI	169,047	157,877	133,534	57,552	518,010
(Loss) income from unconsolidated entities	(4,694)	(1,714)	885	(848)	(6,371)
Segment profit	$164,353	$156,163	$134,419	$56,704	511,639
Interest and other income					2,347
Interest expense					(113,029)
Depreciation and amortization					(223,634)
General, administrative and professional fees					(36,656)
Gain on extinguishment of debt, net					93
Merger-related expenses and deal costs					(4,494)
Other					(3,527)
Income tax benefit					734
Income from continuing operations					$133,473

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended June 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$213,258	$—	$186,240	$—	$399,498
Resident fees and services	—	460,243	—	—	460,243
Office building and other services revenue	1,125	—	1,848	206	3,179
Income from loans and investments	—	—	—	32,368	32,368
Interest and other income	—	—	—	202	202
Total revenues	$214,383	$460,243	$188,088	$32,776	$895,490

Total revenues	$214,383	$460,243	$188,088	$32,776	$895,490
Less:
Interest and other income	—	—	—	202	202
Property-level operating expenses	—	308,625	57,205	—	365,830
Office building services costs	—	—	552	—	552
Segment NOI	214,383	151,618	130,331	32,574	528,906
Income (loss) from unconsolidated entities	377	(381)	298	(400)	(106)
Segment profit	$214,760	$151,237	$130,629	$32,174	528,800
Interest and other income					202
Interest expense					(113,572)
Depreciation and amortization					(224,108)
General, administrative and professional fees					(33,282)
Loss on extinguishment of debt, net					(36)
Merger-related expenses and deal costs					(6,043)
Other					(1,848)
Income tax benefit					2,159
Income from continuing operations					$152,272

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$358,511	$—	$386,560	$—	$745,071
Resident fees and services	—	1,033,742	—	—	1,033,742
Office building and other services revenue	2,320	—	3,610	1,687	7,617
Income from loans and investments	—	—	—	87,598	87,598
Interest and other income	—	—	—	11,981	11,981
Total revenues	$360,831	$1,033,742	$390,170	$101,266	$1,886,009

Total revenues	$360,831	$1,033,742	$390,170	$101,266	$1,886,009
Less:
Interest and other income	—	—	—	11,981	11,981
Property-level operating expenses	—	713,332	120,994	—	834,326
Office building services costs	—	—	649	—	649
Segment NOI	360,831	320,410	268,527	89,285	1,039,053
(Loss) income from unconsolidated entities	(43,349)	(2,354)	265	(1,672)	(47,110)
Segment profit	$317,482	$318,056	$268,792	$87,613	991,943
Interest and other income					11,981
Interest expense					(224,392)
Depreciation and amortization					(456,784)
General, administrative and professional fees					(73,830)
Loss on extinguishment of debt, net					(10,884)
Merger-related expenses and deal costs					(21,830)
Other					(6,647)
Income tax benefit					3,976
Income from continuing operations					$213,533

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Six Months Ended June 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$422,585	$—	$372,135	$—	$794,720
Resident fees and services	—	924,431	—	—	924,431
Office building and other services revenue	2,330	—	3,779	476	6,585
Income from loans and investments	—	—	—	52,514	52,514
Interest and other income	—	—	—	683	683
Total revenues	$424,915	$924,431	$375,914	$53,673	$1,778,933

Total revenues	$424,915	$924,431	$375,914	$53,673	$1,778,933
Less:
Interest and other income	—	—	—	683	683
Property-level operating expenses	—	620,698	114,119	—	734,817
Office building services costs	—	—	1,290	—	1,290
Segment NOI	424,915	303,733	260,505	52,990	1,042,143
Income (loss) from unconsolidated entities	3,646	(457)	633	(778)	3,044
Segment profit	$428,561	$303,276	$261,138	$52,212	1,045,187
Interest and other income					683
Interest expense					(222,376)
Depreciation and amortization					(441,891)
General, administrative and professional fees					(67,243)
Loss on extinguishment of debt, net					(345)
Merger-related expenses and deal costs					(8,099)
Other					(3,036)
Income tax benefit					5,304
Income from continuing operations					$308,184

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Capital expenditures:
Triple-net leased properties	$15,340	$48,143	$21,008	$141,952
Senior living operations	24,177	30,056	54,754	51,381
Office operations	64,495	51,390	134,206	245,386
Total capital expenditures	$104,012	$129,589	$209,968	$438,719

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
United States	$887,265	$844,623	$1,774,975	$1,677,443
Canada	47,750	44,412	96,321	89,008
United Kingdom	7,289	6,455	14,713	12,482
Total revenues	$942,304	$895,490	$1,886,009	$1,778,933

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Net real estate property:
United States	$18,837,522	$19,253,724
Canada	1,013,440	1,070,903
United Kingdom	284,708	297,827
Total net real estate property	$20,135,670	$20,622,454

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
The following pages summarize our condensed consolidating information as of June 30, 2018 and December 31, 2017 and for the three and six months ended June 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,671	$116,666	$20,643,376	$—	$20,763,713
Cash and cash equivalents	10,292	—	83,392	—	93,684
Escrow deposits and restricted cash	7,573	128	56,718	—	64,419
Investment in and advances to affiliates	14,959,960	2,723,780	—	(17,683,740)	—
Goodwill	—	—	1,034,274	—	1,034,274
Assets held for sale	—	—	15,567	—	15,567
Other assets	52,886	10,030	664,561	—	727,477
Total assets	$15,034,382	$2,850,604	$22,497,888	$(17,683,740)	$22,699,134
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,041,058	$2,361,839	$—	$10,402,897
Intercompany loans	7,358,514	(5,198,356)	(2,160,158)	—	—
Accrued interest	(8,262)	77,506	23,868	—	93,112
Accounts payable and other liabilities	356,239	31,034	746,629	—	1,133,902
Liabilities related to assets held for sale	—	—	896	—	896
Deferred income taxes	594	—	240,347	—	240,941
Total liabilities	7,707,085	2,951,242	1,213,421	—	11,871,748
Redeemable OP Unitholder and noncontrolling interests	12,242	—	137,575	—	149,817
Total equity	7,315,055	(100,638)	21,146,892	(17,683,740)	10,677,569
Total liabilities and equity	$15,034,382	$2,850,604	$22,497,888	$(17,683,740)	$22,699,134

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,844	$119,508	$21,971,100	$—	$22,092,452
Cash and cash equivalents	7,129	—	74,226	—	81,355
Escrow deposits and restricted cash	39,816	128	66,954	—	106,898
Investment in and advances to affiliates	14,786,086	2,916,060	—	(17,702,146)	—
Goodwill	—	—	1,034,644	—	1,034,644
Assets held for sale	—	—	65,413	—	65,413
Other assets	55,936	9,458	508,385	—	573,779
Total assets	$14,890,811	$3,045,154	$23,720,722	$(17,702,146)	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,895,641	$2,380,421	$—	$11,276,062
Intercompany loans	7,835,685	(7,127,547)	(708,138)	—	—
Accrued interest	(6,410)	77,691	22,677	—	93,958
Accounts payable and other liabilities	377,536	24,635	781,318	—	1,183,489
Liabilities related to assets held for sale	—	—	60,265	—	60,265
Deferred income taxes	608	—	249,484	—	250,092
Total liabilities	8,207,419	1,870,420	2,786,027	—	12,863,866
Redeemable OP Unitholder and noncontrolling interests	12,237	—	146,253	—	158,490
Total equity	6,671,155	1,174,734	20,788,442	(17,702,146)	10,932,185
Total liabilities and equity	$14,890,811	$3,045,154	$23,720,722	$(17,702,146)	$23,954,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$255	$34,299	$325,708	$—	$360,262
Resident fees and services	—	—	518,989	—	518,989
Office building and other services revenue	—	—	4,289	—	4,289
Income from loans and investments	272	—	56,145	—	56,417
Equity earnings in affiliates	143,760	—	(563)	(143,197)	—
Interest and other income	2,069	—	278	—	2,347
Total revenues	146,356	34,299	904,846	(143,197)	942,304
Expenses
Interest	(28,295)	82,644	58,680	—	113,029
Depreciation and amortization	1,373	1,422	220,839	—	223,634
Property-level operating expenses	—	82	421,331	—	421,413
Office building services costs	—	—	534	—	534
General, administrative and professional fees	(409)	4,614	32,451	—	36,656
(Gain) loss on extinguishment of debt, net	(14)	1,787	(1,866)	—	(93)
Merger-related expenses and deal costs	4,164	—	330	—	4,494
Other	2,327	—	1,200	—	3,527
Total expenses	(20,854)	90,549	733,499	—	803,194
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	167,210	(56,250)	171,347	(143,197)	139,110
Loss from unconsolidated entities	—	—	(6,371)	—	(6,371)
Income tax (expense) benefit	(129)	—	863	—	734
Income (loss) from continuing operations	167,081	(56,250)	165,839	(143,197)	133,473
Discontinued operations	—	—	—	—	—
(Loss) gain on real estate dispositions	(562)	—	36,389	—	35,827
Net income (loss)	166,519	(56,250)	202,228	(143,197)	169,300
Net income attributable to noncontrolling interests	—	—	2,781	—	2,781
Net income (loss) attributable to common stockholders	$166,519	$(56,250)	$199,447	$(143,197)	$166,519

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$596	$48,451	$350,451	$—	$399,498
Resident fees and services	—	—	460,243	—	460,243
Office building and other services revenue	—	—	3,179	—	3,179
Income from loans and investments	319	—	32,049	—	32,368
Equity earnings in affiliates	131,210	—	(404)	(130,806)	—
Interest and other income	28	—	174	—	202
Total revenues	132,153	48,451	845,692	(130,806)	895,490
Expenses
Interest	(27,732)	81,516	59,788	—	113,572
Depreciation and amortization	1,419	2,239	220,450	—	224,108
Property-level operating expenses	—	83	365,747	—	365,830
Office building services costs	—	—	552	—	552
General, administrative and professional fees	186	4,630	28,466	—	33,282
Loss (gain) on extinguishment of debt, net	—	418	(382)	—	36
Merger-related expenses and deal costs	5,783	—	260	—	6,043
Other	466	—	1,382	—	1,848
Total expenses	(19,878)	88,886	676,263	—	745,271
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	152,031	(40,435)	169,429	(130,806)	150,219
Loss from unconsolidated entities	—	—	(106)	—	(106)
Income tax (expense) benefit	(177)	—	2,336	—	2,159
Income (loss) from continuing operations	151,854	(40,435)	171,659	(130,806)	152,272
Discontinued operations	(23)	—	—	—	(23)
Gain on real estate dispositions	—	—	719	—	719
Net income (loss)	151,831	(40,435)	172,378	(130,806)	152,968
Net income attributable to noncontrolling interests	—	—	1,137	—	1,137
Net income (loss) attributable to common stockholders	$151,831	$(40,435)	$171,241	$(130,806)	$151,831

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$856	$68,685	$675,530	$—	$745,071
Resident fees and services	—	—	1,033,742	—	1,033,742
Office building and other services revenue	—	—	7,617	—	7,617
Income from loans and investments	763	—	86,835	—	87,598
Equity earnings in affiliates	204,055	—	(1,206)	(202,849)	—
Interest and other income	11,391	—	590	—	11,981
Total revenues	217,065	68,685	1,803,108	(202,849)	1,886,009
Expenses
Interest	(56,990)	164,956	116,426	—	224,392
Depreciation and amortization	2,717	2,866	451,201	—	456,784
Property-level operating expenses	—	154	834,172	—	834,326
Office building services costs	—	—	649	—	649
General, administrative and professional fees	148	8,664	65,018	—	73,830
Loss (gain) on extinguishment of debt, net	154	12,596	(1,866)	—	10,884
Merger-related expenses and deal costs	20,410	—	1,420	—	21,830
Other	4,496	—	2,151	—	6,647
Total expenses	(29,065)	189,236	1,469,171	—	1,629,342
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	246,130	(120,551)	333,937	(202,849)	256,667
Loss from unconsolidated entities	—	—	(47,110)	—	(47,110)
Income tax (expense) benefit	(338)	—	4,314	—	3,976
Income (loss) from continuing operations	245,792	(120,551)	291,141	(202,849)	213,533
Discontinued operations	(10)	—	—	—	(10)
(Loss) gain on real estate dispositions	(560)	—	36,435	—	35,875
Net income (loss)	245,222	(120,551)	327,576	(202,849)	249,398
Net income attributable to noncontrolling interests	—	—	4,176	—	4,176
Net income (loss) attributable to common stockholders	$245,222	$(120,551)	$323,400	$(202,849)	$245,222

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,181	$96,270	$697,269	$—	$794,720
Resident fees and services	—	—	924,431	—	924,431
Office building and other services revenue	—	—	6,585	—	6,585
Income from loans and investments	600	—	51,914	—	52,514
Equity earnings in affiliates	314,751	—	(598)	(314,153)	—
Interest and other income	371	—	312	—	683
Total revenues	316,903	96,270	1,679,913	(314,153)	1,778,933
Expenses
Interest	(44,367)	156,306	110,437	—	222,376
Depreciation and amortization	2,827	4,608	434,456	—	441,891
Property-level operating expenses	—	165	734,652	—	734,817
Office building services costs	—	—	1,290	—	1,290
General, administrative and professional fees	313	9,330	57,600	—	67,243
Loss (gain) on extinguishment of debt, net	—	438	(93)	—	345
Merger-related expenses and deal costs	7,646	—	453	—	8,099
Other	119	—	2,917	—	3,036
Total expenses	(33,462)	170,847	1,341,712	—	1,479,097
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	350,365	(74,577)	338,201	(314,153)	299,836
Income from unconsolidated entities	—	—	3,044	—	3,044
Income tax (expense) benefit	(331)	—	5,635	—	5,304
Income (loss) from continuing operations	350,034	(74,577)	346,880	(314,153)	308,184
Discontinued operations	(76)	—	—	—	(76)
Gain on real estate dispositions	—	14,781	29,227	—	44,008
Net income (loss)	349,958	(59,796)	376,107	(314,153)	352,116
Net income attributable to noncontrolling interests	—	—	2,158	—	2,158
Net income (loss) attributable to common stockholders	$349,958	$(59,796)	$373,949	$(314,153)	$349,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$166,519	$(56,250)	$202,228	$(143,197)	169,300
Other comprehensive income (loss):
Foreign currency translation	—	—	(15,246)	—	(15,246)
Unrealized gain on marketable debt securities	—	—	12,857	—	12,857
Other	—	—	6,002	—	6,002
Total other comprehensive income	—	—	3,613	—	3,613
Comprehensive income (loss)	166,519	(56,250)	205,841	(143,197)	172,913
Comprehensive income attributable to noncontrolling interests	—	—	2,781	—	2,781
Comprehensive income (loss) attributable to common stockholders	$166,519	$(56,250)	$203,060	$(143,197)	$170,132

	For the Three Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$151,831	$(40,435)	$172,378	$(130,806)	$152,968
Other comprehensive income (loss):
Foreign currency translation	—	—	8,286	—	8,286
Unrealized loss on marketable debt securities	—	—	(62)	—	(62)
Other	—	—	398	—	398
Total other comprehensive income	—	—	8,622	—	8,622
Comprehensive income (loss)	151,831	(40,435)	181,000	(130,806)	161,590
Comprehensive income attributable to noncontrolling interests	—	—	1,137	—	1,137
Comprehensive income (loss) attributable to common stockholders	$151,831	$(40,435)	$179,863	$(130,806)	$160,453

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$245,222	$(120,551)	$327,576	$(202,849)	$249,398
Other comprehensive income (loss):
Foreign currency translation	—	—	(3,043)	—	(3,043)
Unrealized gain on marketable debt securities	—	—	12,685	—	12,685
Other	—	—	14,617	—	14,617
Total other comprehensive income	—	—	24,259	—	24,259
Comprehensive income (loss)	245,222	(120,551)	351,835	(202,849)	273,657
Comprehensive income attributable to noncontrolling interests	—	—	4,176	—	4,176
Comprehensive income (loss) attributable to common stockholders	$245,222	$(120,551)	$347,659	$(202,849)	$269,481

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$349,958	$(59,796)	$376,107	$(314,153)	$352,116
Other comprehensive income (loss):
Foreign currency translation	—	—	12,368	—	12,368
Unrealized loss on marketable debt securities	—	—	(185)	—	(185)
Other	—	—	316	—	316
Total other comprehensive income	—	—	12,499	—	12,499
Comprehensive income (loss)	349,958	(59,796)	388,606	(314,153)	364,615
Comprehensive income attributable to noncontrolling interests	—	—	2,158	—	2,158
Comprehensive income (loss) attributable to common stockholders	$349,958	$(59,796)	$386,448	$(314,153)	$362,457

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(3,651)	$(107,438)	$821,425	$—	$710,336

Cash flows from investing activities:
Net investment in real estate property	(12,257)	—	—	—	(12,257)
Investment in loans receivable and other	(2,830)	—	(208,724)	—	(211,554)
Proceeds from real estate disposals	312,243	—	—	—	312,243
Proceeds from loans receivable	1,452	—	864,645	—	866,097
Development project expenditures	—	—	(155,682)	—	(155,682)
Capital expenditures	—	—	(42,029)	—	(42,029)
Distributions from unconsolidated entities	6,792	—	—	—	6,792
Investment in unconsolidated entities	—	—	(40,033)	—	(40,033)
Insurance proceeds for property damage claims	—	—	2,329	—	2,329
Net cash provided by investing activities	305,400	—	420,506	—	725,906

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	(192,531)	(5,195)	—	(197,726)
Proceeds from debt	—	655,044	95,272	—	750,316
Repayment of debt	—	(1,311,098)	(120,789)	—	(1,431,887)
Purchase of noncontrolling interests	(2,429)	—	—	—	(2,429)
Net change in intercompany debt	237,376	961,644	(1,199,020)	—	—
Payment of deferred financing costs	—	(5,621)	(727)	—	(6,348)
Cash distribution from (to) affiliates	7,358	—	(7,358)	—	—
Cash distribution to common stockholders	(563,395)	—	—	—	(563,395)
Cash distribution to redeemable OP unitholders	—	—	(3,744)	—	(3,744)
Cash issued for redemption of OP and Class C Units	—	—	(975)	—	(975)
Distributions to noncontrolling interests	—	—	(7,808)	—	(7,808)
Other	(1,995)	—	—	—	(1,995)
Net cash (used in) provided by financing activities	(323,085)	107,438	(1,250,344)	—	(1,465,991)
Net decrease in cash, cash equivalents and restricted cash	(21,336)	—	(8,413)	—	(29,749)
Effect of foreign currency translation	(7,744)	—	7,343	—	(401)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$17,865	$128	$140,110	$—	$158,103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Six Months Ended June 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$41,315	$(46,928)	$729,014	$—	$723,401

Cash flows from investing activities:
Net investment in real estate property	(295,114)	—	(29,378)	—	(324,492)
Investment in loans receivable and other	(2,575)	—	(715,658)	—	(718,233)
Proceeds from real estate disposals	104,570	—	—	—	104,570
Proceeds from loans receivable	21	—	25,046	—	25,067
Development project expenditures	—	—	(143,269)	—	(143,269)
Capital expenditures	—	(15)	(55,937)	—	(55,952)
Investment in unconsolidated entities	—	—	(39,048)	—	(39,048)
Insurance proceeds for property damage claims	—	—	1,393	—	1,393
Net cash used in investing activities	(193,098)	(15)	(956,851)	—	(1,149,964)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	453,000	(88,544)	—	364,456
Proceeds from debt	—	793,904	234,605	—	1,028,509
Repayment of debt	—	(300,019)	(356,517)	—	(656,536)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	795,816	(892,894)	97,078	—	—
Payment of deferred financing costs	—	(18,262)	(1,425)	—	(19,687)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(370,552)	11,291	359,261	—	—
Cash distribution to common stockholders	(550,965)	—	—	—	(550,965)
Cash distribution to redeemable OP unitholders	—	—	(3,720)	—	(3,720)
Contributions from noncontrolling interest	—	—	2,227	—	2,227
Distributions to noncontrolling interests	—	—	(4,156)	—	(4,156)
Other	9,702	—	—	—	9,702
Net cash (used in) provided by financing activities	(58,212)	47,020	238,809	—	227,617
Net (decrease) increase in cash, cash equivalents and restricted cash	(209,995)	77	10,972	—	(198,946)
Effect of foreign currency translation	16,529	—	(13,241)	—	3,288
Cash, cash equivalents and restricted cash at beginning of period	207,789	1,504	158,061	—	367,354
Cash, cash equivalents and restricted cash at end of period	$14,323	$1,581	$155,792	$—	$171,696

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

Brookdale Senior Living, Kindred, Atria, Sunrise and Ardent Information

Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”) is subject to the reporting requirements of the SEC and is required to file with the SEC annual reports containing audited financial information and quarterly reports containing unaudited financial information. Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) is not currently subject to the reporting requirements of the SEC, but was subject to such reporting requirements prior to the closing of its acquisition by a consortium of TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana, Inc. in July 2018. The information related to Brookdale Senior Living and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from SEC filings made by Brookdale Senior Living or Kindred, as the case may be, or other publicly available information or was provided to us by Brookdale

Senior Living or Kindred, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy. We are providing this data for informational purposes only, and you are encouraged to obtain Brookdale Senior Living’s and Kindred’s publicly available filings, which can be found on the SEC’s website at www.sec.gov.

Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), Ardent Health Partners, LLC (together with its subsidiaries “Ardent”) and Kindred are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise, Ardent and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria, Sunrise, Ardent or Kindred, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing and healthcare properties located throughout the United States, Canada and the United Kingdom. As of June 30, 2018, we owned more than 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 16 properties under development, including five properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of June 30, 2018, we leased a total of 468 properties (excluding MOBs) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of June 30, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 361 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 10 properties and 31 properties, respectively, as of June 30, 2018.

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

Operating Highlights and Key Performance Trends

2018 Highlights and Other Recent Developments

Investments and Dispositions

•
During the six months ended June 30, 2018, we received $846.7 million for the full repayment of the principal balances of ten loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033.

•
Included in the repayments above is $713 million that we received in June 2018 for the full repayment of the principal balance of a $700 million term loan and $13 million then outstanding on a revolving line of credit we made to a subsidiary of Ardent. We also received a $14.0 million cash pre-payment fee and accelerated recognition of the unamortized portion ($13.2 million) of a previously received cash “upfront” fee for the loans, resulting in income of $27.2 million, which is recorded in income from loans and investments in our Consolidated Statements of Income.

•
In June 2018, we made a $200 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026.

•
During the six months ended June 30, 2018, we sold six seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, nine MOBs and two vacant land parcels for aggregate consideration of $307.1 million, and we recognized a gain on the sale of these assets of $35.9 million.

Liquidity, Capital and Dividends

•
During the six months ended June 30, 2018, we paid the fourth quarterly installment of our 2017 dividend and the first quarterly installment of our 2018 dividend, each $0.79 per share. In May 2018, we declared the second quarterly installment of our 2018 dividend of $0.79 per share, which was paid in July 2018.

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

•
In July 2018, we entered into a new $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%, that replaced and repaid in full our previous $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%. The new term loan facility is comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The new term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion.

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

•
In April 2018, we entered into various agreements with Brookdale Senior Living, that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one guaranteed master lease (the “Master Lease”); (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until at least December 31, 2025; and (c) a restructuring of the annual cash rent for the Brookdale Senior Living leased properties. In connection with these agreements, we recognized a net non-cash expense of $21.3 million for the acceleration of straight-line rent receivables, net unamortized market lease intangibles and deferred revenues, which is included in triple-net leased rental income in our Consolidated Statements of Income. We also received a fee of $2.5 million that is being amortized over the new lease term. The agreements also contemplate the sale of certain properties under the Master Lease. However, we cannot provide any assurance that we will be able to successfully complete the sales on a timely basis or at all.

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

	As of June 30, 2018	As of December 31, 2017
Investment mix by asset type(1):
Seniors housing communities	61.6%	60.3%
MOBs	20.4	19.8
Life science and innovation centers	7.9	7.3
Health systems	5.6	5.3
IRFs and LTACs	1.7	1.7
SNFs	0.8	0.7
Secured loans receivable and investments, net	2.0	4.9
Investment mix by tenant, operator and manager(1):
Atria	22.4%	22.3%
Sunrise	11.2	10.8
Brookdale Senior Living	7.7	7.5
Ardent	5.1	4.9
Kindred	1.1	1.1
All other	52.5	53.4

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.1%	51.6%	54.8%	52.1%
Brookdale Senior Living(2)(3)	2.5	4.7	3.5	4.7
Ardent	3.0	3.1	3.0	3.1
Kindred(4)	3.4	5.1	3.4	5.0
All others	36.0	35.5	35.3	35.1
Adjusted EBITDA(5):
Senior living operations	32.0%	29.6%	31.9%	30.1%
Brookdale Senior Living(2)(3)	3.6	7.6	5.5	7.7
Ardent	5.1	5.0	5.1	5.0
Kindred(4)	5.9	8.3	5.7	8.4
All others	53.4	49.5	51.8	48.8
Net operating income(6):
Senior living operations	30.5%	28.7%	30.8%	29.1%
Brookdale Senior Living(2)(3)	4.3	7.9	6.2	8.0
Ardent	5.5	5.2	5.5	5.3
Kindred(4)	6.3	8.6	6.2	8.6
All others	53.4	49.6	51.3	49.0
Operations mix by geographic location(7):
California	15.4%	15.3%	15.6%	15.4%
New York	8.1	8.6	8.2	8.7
Texas	6.3	5.8	6.1	5.8
Florida	4.6	4.4	4.5	4.4
Pennsylvania	4.6	4.2	4.5	4.2
All others	61.0	61.7	61.1	61.5

(1)
Total revenues include office building and other services revenue, revenue from loans and investments and interest and other income (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale).

(2)	Excludes one seniors housing community included in senior living operations.

(3)
Includes impact of a net non-cash expense in the second quarter of 2018 of $21.3 million.  See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

(4)	Includes 36 SNFs that were sold during 2017.

(5)
“Adjusted EBITDA” is defined as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to lease terminations, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items.

(6)
Net operating income (“NOI”) is defined as total revenues, less interest and other income, property-level operating expenses and office building services costs (excluding amounts in discontinued operations).

(7)	Ratios are based on total revenues (excluding amounts in discontinued operations and including amounts related to assets classified as held for sale) for each period presented.

See “Non-GAAP Financial Measures” included elsewhere in this Quarterly Report on Form 10-Q for additional disclosure and reconciliations of income from continuing operations, as computed in accordance with GAAP, to Adjusted EBITDA and NOI, respectively.

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the six months ended June 30, 2018, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

In April 2018, we entered into various agreements with Brookdale Senior Living that provide for, among other things: (a) a consolidation of substantially all of our multiple lease agreements with Brookdale Senior Living into one Master Lease; (b) extension of the term for substantially all of our Brookdale Senior Living leased properties until December 31, 2025, with Brookdale Senior Living retaining two successive 10 year renewal options; and (c) the guarantee of all the Brookdale Senior Living obligations to us by Brookdale Senior Living Inc., including covenant protections for us. Refer to “2018 Highlights and Other Recent Developments” above for additional information regarding these agreements.

Critical Accounting Policies and Estimates

Our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”). GAAP requires us to make estimates and assumptions regarding future events that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. We base these estimates on our experience and assumptions we believe to be reasonable under the circumstances. However, if our judgment or interpretation of the facts and circumstances relating to various transactions or other matters had been different, we may have applied a different accounting treatment, resulting in a different presentation of our financial statements. We periodically reevaluate our estimates and assumptions, and in the event they prove to be different from actual results, we make adjustments in subsequent periods to reflect more current estimates and assumptions about matters that are inherently uncertain. Please refer to our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018, for further information regarding the critical accounting policies that affect our more significant estimates and judgments used in the preparation of our Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

As it relates to investments in joint ventures, GAAP may preclude consolidation by the sole general partner in certain circumstances based on the type of rights held by the limited partner or partners. We assess limited partners’ rights and their impact on our consolidation conclusions, and we reassess if there is a change to the terms or in the exercisability of the rights of the limited partners, the sole general partner increases or decreases its ownership of limited partnership (“LP”) interests or there is an increase or decrease in the number of outstanding LP interests. We also apply this guidance to managing member interests in limited liability companies.

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

Revenue Recognition

    Adoption of ASC 606

    On January 1, 2018, we adopted ASC 606, Revenue From Contracts With Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP standards. We adopted ASC 606 using the modified retrospective method.

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

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. The FASB also issued an Exposure Draft on January 5, 2018 proposing to amend ASU 2016-02, which would provide lessors with a practical expedient, by class of underlying assets, to not separate non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. ASU 2016-02 and the related Exposure Draft are not effective for us until January 1, 2019, with early adoption permitted. We expect to utilize the practical expedients proposed in the Exposure Draft as part of our adoption of ASU 2016-02.

Upon our adoption of ASU 2016-02, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms. We are currently confirming our existing catalogue of all of our leases, evaluating the initial balance sheet impact and developing processes and internal controls to account for all leases under ASU 2016-02.

    On January 1, 2018, we adopted ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows and ASU 2016-18, Restricted Cash (“ASU 2016-18”), which requires an entity to show the changes in total cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. We adopted these ASUs by applying a retrospective transition method which required a restatement of our Consolidated Statement of Cash Flows for all periods presented.

On January 1, 2018, we adopted the provisions of ASC 610-20, Gain or Loss From Derecognition of Non-financial Assets (“ASC 610-20”). In accordance with ASC 610-20, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

Results of Operations

As of June 30, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable. Our chief operating decision makers evaluate performance of the combined properties in each reportable business segment and determine how to allocate resources to those segments, in significant part, based on segment NOI and related measures. For further information regarding our reportable business segments and a discussion of our definition of segment NOI, see “NOTE 15—SEGMENT INFORMATION” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Three Months Ended June 30, 2018 and 2017

The table below shows our results of operations for the three months ended June 30, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended June 30,		(Decrease) Increase to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$169,047	$214,383	$(45,336)	(21.1)%
Senior living operations	157,877	151,618	6,259	4.1
Office operations	133,534	130,331	3,203	2.5
All other	57,552	32,574	24,978	76.7
Total segment NOI	518,010	528,906	(10,896)	(2.1)
Interest and other income	2,347	202	2,145	nm
Interest expense	(113,029)	(113,572)	543	0.5
Depreciation and amortization	(223,634)	(224,108)	474	0.2
General, administrative and professional fees	(36,656)	(33,282)	(3,374)	(10.1)
Gain (loss) on extinguishment of debt, net	93	(36)	129	nm
Merger-related expenses and deal costs	(4,494)	(6,043)	1,549	25.6
Other	(3,527)	(1,848)	(1,679)	(90.9)
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	139,110	150,219	(11,109)	(7.4)
Loss from unconsolidated entities	(6,371)	(106)	(6,265)	nm
Income tax benefit	734	2,159	(1,425)	(66.0)
Income from continuing operations	133,473	152,272	(18,799)	(12.3)
Discontinued operations	—	(23)	23	nm
Gain on real estate dispositions	35,827	719	35,108	nm
Net income	169,300	152,968	16,332	10.7
Net income attributable to noncontrolling interests	2,781	1,137	(1,644)	nm
Net income attributable to common stockholders	$166,519	$151,831	14,688	9.7
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		(Decrease) Increase to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$167,870	$213,258	$(45,388)	(21.3)%
Other services revenue	1,177	1,125	52	4.6
Segment NOI	$169,047	$214,383	(45,336)	(21.1)

The decrease in our triple-net leased properties rental income in the second quarter of 2018 over the same period in 2017 is attributed primarily to the sale of 36 Kindred SNF properties during 2017, the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations and the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements.

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2018 for the first quarter of 2018 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at June 30, 2017 for the first quarter of 2017.

	Number of Properties Owned at June 30, 2018	Average Occupancy for the Three Months Ended March 31, 2018	Number of Properties Owned at June 30, 2017	Average Occupancy for the Three Months Ended March 31, 2017
Seniors housing communities (1)	356	84.6%	434	86.6%
SNFs (1)	17	85.8	17	87.4
IRFs and LTACs (1)	35	60.6	38	61.5

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended June 30, 2018 and 2017, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 426 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$162,723	$177,661	$(14,938)	(8.4)%
Segment NOI	$162,723	$177,661	(14,938)	(8.4)

The decrease in our same-store triple-net leased properties rental income in the second quarter of 2018 over the same period in 2017 is attributed primarily to the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements, partially offset by contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$518,989	$460,243	$58,746	12.8%
Less: Property-level operating expenses	(361,112)	(308,625)	(52,487)	(17.0)
Segment NOI	$157,877	$151,618	6,259	4.1

	Number of Properties at June 30,		Average Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total communities	357	298	86.3%	87.9%	$5,649	$5,702

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

The increase in our senior living operations segment NOI in the second quarter of 2018 over the same period in 2017 is attributed primarily to the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 277 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$443,934	$439,409	$4,525	1.0%
Less: Property-level operating expenses	(301,357)	(293,702)	(7,655)	(2.6)
Segment NOI	$142,577	$145,707	(3,130)	(2.1)

	Number of Properties at June 30,		Average Occupancy for the Three Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Same-store communities	277	277	86.9%	88.1%	$5,912	$5,768

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$192,392	$186,240	$6,152	3.3%
Office building services revenue	1,977	1,848	129	7.0
Total revenues	194,369	188,088	6,281	3.3
Less:
Property-level operating expenses	(60,301)	(57,205)	(3,096)	(5.4)
Office building services costs	(534)	(552)	18	3.3
Segment NOI	$133,534	$130,331	3,203	2.5

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total office buildings	383	388	90.8%	92.0%	$32	$32

The increase in our office operations NOI in the second quarter of 2018 over the same period in 2017 is attributed primarily to acquisitions and development of life science and innovation centers and in-place lease escalations, partially offset by asset dispositions and increases in real estate taxes and other operating expenses.

The following table compares results of operations for our 358 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Three Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$168,156	$166,623	$1,533	0.9%
Less: Property-level operating expenses	(51,377)	(49,901)	(1,476)	(3.0)
Segment NOI	$116,779	$116,722	57	0.0

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	358	358	92.3%	93.0%	$32	$31

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $25.0 million increase in income from loans and investments for the three months ended June 30, 2018 over the same period in 2017 is primarily due to income from the full repayment we received related to the $700.0 million term loan that we made to Ardent in March 2017, partially offset by decreased interest income attributable to loan repayments.

Interest and Other Income

The $2.1 million increase in interest and other income for the three months ended June 30, 2018 over the same period in 2017 is primarily due to the reduction of a liability related to an acquisition.

Interest Expense

The $0.5 million decrease in total interest expense for the three months ended June 30, 2018 compared to the same period in 2017 is attributed primarily to a decrease of $7.0 million due to lower debt balances, partially offset by an increase of $6.5 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.9% and 3.7% for the three months ended June 30, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations decreased $0.5 million during the three months ended June 30, 2018 compared to the same period in 2017 primarily due to asset dispositions.

Loss from Unconsolidated Entities

The $6.3 million increase in loss from unconsolidated entities for the three months ended June 30, 2018 compared to the same period in 2017 is primarily due to our share of Ardent’s losses on the extinguishment of debt resulting from its debt refinancing.

Income Tax Benefit

Income tax benefits related to continuing operations for the three months ended June 30, 2018 and 2017 were each due primarily to net operating losses at our taxable REIT subsidiaries (“TRS entities”).

Gain on Real Estate Dispositions

The gain on real estate dispositions of $35.8 million for the three months ended June 30, 2018 increased $35.1 million over the same period in 2017 due primarily to the sale of six MOBs during the second quarter of 2018.

Six Months Ended June 30, 2018 and 2017
The table below shows our results of operations for the six months ended June 30, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Six Months Ended June 30,		(Decrease) Increase to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$360,831	$424,915	$(64,084)	(15.1)%
Senior living operations	320,410	303,733	16,677	5.5
Office operations	268,527	260,505	8,022	3.1
All other	89,285	52,990	36,295	68.5
Total segment NOI	1,039,053	1,042,143	(3,090)	(0.3)
Interest and other income	11,981	683	11,298	nm
Interest expense	(224,392)	(222,376)	(2,016)	(0.9)
Depreciation and amortization	(456,784)	(441,891)	(14,893)	(3.4)
General, administrative and professional fees	(73,830)	(67,243)	(6,587)	(9.8)
Loss on extinguishment of debt, net	(10,884)	(345)	(10,539)	nm
Merger-related expenses and deal costs	(21,830)	(8,099)	(13,731)	nm
Other	(6,647)	(3,036)	(3,611)	nm
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	256,667	299,836	(43,169)	(14.4)
(Loss) income from unconsolidated entities	(47,110)	3,044	(50,154)	nm
Income tax benefit	3,976	5,304	(1,328)	(25.0)
Income from continuing operations	213,533	308,184	(94,651)	(30.7)
Discontinued operations	(10)	(76)	66	86.8
Gain on real estate dispositions	35,875	44,008	(8,133)	(18.5)
Net income	249,398	352,116	(102,718)	(29.2)
Net income attributable to noncontrolling interests	4,176	2,158	(2,018)	(93.5)
Net income attributable to common stockholders	$245,222	$349,958	(104,736)	(29.9)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$358,511	$422,585	$(64,074)	(15.2)%
Other services revenue	2,320	2,330	(10)	(0.4)
Segment NOI	$360,831	$424,915	(64,084)	(15.1)
The decrease in our triple-net leased properties rental income for the six months ended June 30, 2018 over the same period in 2017 is attributed primarily to the sale of 36 Kindred SNF properties during 2017, the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations and the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements.
The following table compares results of operations for our 415 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$336,063	$345,222	$(9,159)	(2.7)%
Segment NOI	$336,063	$345,222	(9,159)	(2.7)
The decrease in our same-store triple-net leased properties rental income for the six months ended June 30, 2018 over the same period in 2017 is attributed primarily to the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements, partially offset by contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,033,742	$924,431	$109,311	11.8%
Less: Property-level operating expenses	(713,332)	(620,698)	(92,634)	(14.9)
Segment NOI	$320,410	$303,733	16,677	5.5

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total communities	357	298	86.4%	88.2%	$5,684	$5,703

The increase in our senior living operations segment NOI in the second quarter of 2018 over the same period in 2017 is attributed primarily to the first quarter 2018 transition of 76 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 277 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of June 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$892,645	$882,455	$10,190	1.2%
Less: Property-level operating expenses	(602,577)	(590,623)	(11,954)	(2.0)
Segment NOI	$290,068	$291,832	(1,764)	(0.6)

	Number of Properties at June 30,		Average Unit Occupancy For the Six Months Ended June 30,		Average Monthly Revenue Per Occupied Room For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Same-store communities	277	277	87.1%	88.5%	$5,930	$5,767
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of June 30, 2018, but excluding assets whose operations were classified as discontinued operations:

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$386,560	$372,135	$14,425	3.9%
Office building services revenue	3,610	3,779	(169)	(4.5)
Total revenues	390,170	375,914	14,256	3.8
Less:
Property-level operating expenses	(120,994)	(114,119)	(6,875)	(6.0)
Office building services costs	(649)	(1,290)	641	49.7
Segment NOI	$268,527	$260,505	8,022	3.1

	Number of Properties at June 30,		Occupancy at June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Total office buildings	383	388	90.8%	92.0%	$32	$32
The increase in our office operations segment NOI during the six months ended June 30, 2018 over the prior year is attributed primarily to acquisitions and development of life science and innovation centers and in-place lease escalations, partially offset by asset dispositions and increases in real estate taxes and other operating expenses.

The following table compares results of operations for our 358 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of June 30, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Six Months Ended June 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$335,555	$332,759	$2,796	0.8%
Less: Property-level operating expenses	(102,028)	(99,709)	(2,319)	(2.3)
Segment NOI	$233,527	$233,050	477	0.2

	Number of Properties at June 30,		Occupancy June 30,		Annualized Average Rent Per Occupied Square Foot For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	358	358	92.3%	93.0%	$32	$31
All Other
The $36.3 million increase in income from loans and investments for the six months ended June 30, 2018 over the same period in 2017 is primarily due to interest income from the $700.0 million term loan that we made to Ardent in March 2017 and the second quarter 2018 income from the full repayment of the Ardent loan.
Interest and Other Income
The $11.3 million increase in interest and other income for the six months ended June 30, 2018 over the same period in 2017 is primarily due to a payment received that was not previously expected to be collected and the reduction of a liability related to an acquisition.
Interest Expense
The $2.0 million increase in total interest expense for the six months ended June 30, 2018 and 2017 is attributed primarily to an increase of $11.9 million due to a higher effective interest rate, including the amortization of any fair value adjustments, partially offset by a decrease of $9.9 million due to lower debt balances. Our effective interest rate was 3.9% and 3.7% for the six months ended June 30, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the six months ended June 30, 2018 compared to the same period in 2017, primarily due to asset acquisitions, net of dispositions, and carrying value adjustments on five MOBs reclassified from held for sale to continuing operations during the first quarter of 2018.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the six months ended June 30, 2018 was due primarily to the 2018 redemption and repayment of the $600.0 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019.
Merger-Related Expenses and Deal Costs
The $13.7 million increase in merger-related expenses and deal costs for the six months ended June 30, 2018 over the same period in 2017 was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL during the first quarter of 2018.

Other
The $3.6 million increase in other expense for the six months ended June 30, 2018 over the same period in 2017 is primarily due to increased foreign currency exchange losses.
(Loss) Income from Unconsolidated Entities
The $50.2 million decrease in income from unconsolidated entities for the six months ended June 30, 2018 over the same period in 2017 is due to our share of Ardent’s losses on the extinguishment of debt resulting from its debt refinancing and a $35.7 million impairment relating to the carrying costs of one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNF’s. In July 2018, we sold our 25% interest to our joint venture partner and received $57.5 million at closing.
Income Tax Benefit
Income tax benefit related to continuing operations for the six months ended June 30, 2018 and 2017 were each due primarily to net operating losses at our TRS entities.
Gain on Real Estate Dispositions
The $8.1 million decrease in gain on real estate dispositions to $35.9 million for the six months ended June 30, 2018 over the same period in 2017 is due primarily to the sale of five triple-net leased properties in 2017.
Net Income Attributable to Noncontrolling Interests
The increase in net income attributable to noncontrolling interests of $2.0 million over the same period in 2017 is primarily due to a gain on the disposition of a property held within a joint venture.

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

We use the National Association of Real Estate Investment Trusts (“NAREIT”) definition of FFO. NAREIT defines FFO as net income attributable to common stockholders (computed in accordance with GAAP), excluding gains or losses from sales of real estate property, including gains or losses on re-measurement of equity method investments, and impairment write-

downs of depreciable real estate, plus real estate depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures. Adjustments for unconsolidated partnerships and joint ventures will be calculated to reflect FFO on the same basis. We define normalized FFO as FFO excluding the following income and expense items (which may be recurring in nature): (a) merger-related costs and expenses, including amortization of intangibles, transition and integration expenses, and deal costs and expenses, including expenses and recoveries relating to acquisition lawsuits; (b) the impact of any expenses related to asset impairment and valuation allowances, the write-off of unamortized deferred financing fees, or additional costs, expenses, discounts, make-whole payments, penalties or premiums incurred as a result of early retirement or payment of our debt; (c) the non-cash effect of income tax benefits or expenses, the non-cash impact of changes to our executive equity compensation plan, derivative transactions that have non-cash mark-to-market impacts on our Consolidated Statements of Income and non-cash charges related to lease terminations; (d) the financial impact of contingent consideration, severance-related costs and charitable donations made to the Ventas Charitable Foundation; (e) gains and losses for non-operational foreign currency hedge agreements and changes in the fair value of financial instruments; (f) gains and losses on non-real estate dispositions and other unusual items related to unconsolidated entities; (g) expenses related to the re-audit and re-review in 2014 of our historical financial statements and related matters; and (h) net expenses or recoveries related to natural disasters. We believe that income from continuing operations is the most comparable GAAP measure because it provides insight into our continuing operations.

The following table summarizes our FFO and normalized FFO for the three and six months ended June 30, 2018 and 2017. The increase in normalized FFO for the six months ended June 30, 2018 over the same period in 2017 is due primarily to improved property performance, accretive investments and the second quarter 2018 income from the full repayment of the $700.0 million term loan that we made to Ardent in March 2017, partially offset by asset dispositions.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$133,473	$152,272	$213,533	$308,184
Discontinued operations	—	(23)	(10)	(76)
Gain on real estate dispositions	35,827	719	35,875	44,008
Net income	169,300	152,968	249,398	352,116
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Net income attributable to common stockholders	166,519	151,831	245,222	349,958
Adjustments:
Real estate depreciation and amortization	222,092	222,347	453,587	438,308
Real estate depreciation related to noncontrolling interests	(1,776)	(1,817)	(3,587)	(3,812)
Real estate depreciation related to unconsolidated entities	302	1,458	1,332	2,645
Impairment on equity method investments	—	—	35,708	—
Gain on real estate dispositions related to unconsolidated entities	—	(82)	—	(59)
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(3,027)
Gain on real estate dispositions related to noncontrolling interests	1,508	—	1,508	—
Gain on real estate dispositions	(35,827)	(719)	(35,875)	(44,008)
FFO attributable to common stockholders	352,818	373,018	697,895	740,005
Adjustments:
Change in fair value of financial instruments	45	(153)	(46)	(130)
Non-cash income tax benefit	(1,642)	(2,959)	(5,317)	(7,104)
Loss on extinguishment of debt, net	4,707	47	15,694	450
(Gain) loss on non-real estate dispositions related to unconsolidated entities	—	(16)	4	(12)
Merger-related expenses, deal costs and re-audit costs	7,540	7,036	26,785	10,165
Amortization of other intangibles	190	365	518	803
Other items related to unconsolidated entities	878	280	3,725	492
Non-cash impact of changes to equity plan	1,292	1,711	2,873	2,710
Non-cash charges related to lease terminations	21,299	—	21,299	—
Natural disaster expenses (recoveries), net	79	—	(304)	—
Normalized FFO attributable to common stockholders	$387,206	$379,329	$763,126	$747,379

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to lease terminations, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$133,473	$152,272	$213,533	$308,184
Discontinued operations	—	(23)	(10)	(76)
Gain on real estate dispositions	35,827	719	35,875	44,008
Net income	169,300	152,968	249,398	352,116
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Net income attributable to common stockholders	166,519	151,831	245,222	349,958
Adjustments:
Interest	113,029	113,572	224,392	222,376
(Gain) loss on extinguishment of debt, net	(93)	36	10,884	345
Taxes (including tax amounts in general, administrative and professional fees)	181	(1,272)	(2,209)	(3,500)
Depreciation and amortization	223,634	224,108	456,784	441,891
Non-cash stock-based compensation expense	7,149	6,695	14,273	13,396
Merger-related expenses, deal costs and re-audit costs	6,232	6,543	24,969	8,909
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(1,567)	(3,144)	(4,599)	(6,510)
Loss (income) from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	14,564	7,685	59,503	14,137
Gain on real estate dispositions	(35,827)	(719)	(35,875)	(44,008)
Unrealized foreign currency losses (gains)	335	(297)	712	(1,109)
Change in fair value of financial instruments	25	(159)	(64)	(148)
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(3,027)
Non-cash charges related to lease terminations	21,299	—	21,299	—
Natural disaster expenses (recoveries), net	79	—	(304)	—
Adjusted EBITDA	$515,559	$504,879	$1,014,987	$992,710

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and six months ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$133,473	$152,272	$213,533	$308,184
Discontinued operations	—	(23)	(10)	(76)
Gain on real estate dispositions	35,827	719	35,875	44,008
Net income	169,300	152,968	249,398	352,116
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Net income attributable to common stockholders	166,519	151,831	245,222	349,958
Adjustments:
Interest and other income	(2,347)	(202)	(11,981)	(683)
Interest	113,029	113,572	224,392	222,376
Depreciation and amortization	223,634	224,108	456,784	441,891
General, administrative and professional fees	36,656	33,282	73,830	67,243
(Gain) loss on extinguishment of debt, net	(93)	36	10,884	345
Merger-related expenses and deal costs	4,494	6,066	21,840	8,175
Other	3,527	1,848	6,647	3,036
Net income attributable to noncontrolling interests	2,781	1,137	4,176	2,158
Loss (income) from unconsolidated entities	6,371	106	47,110	(3,044)
Income tax benefit	(734)	(2,159)	(3,976)	(5,304)
Gain on real estate dispositions	(35,827)	(719)	(35,875)	(44,008)
NOI	$518,010	$528,906	$1,039,053	$1,042,143

Liquidity and Capital Resources

As of June 30, 2018, we had a total of $93.7 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of June 30, 2018, we also had escrow deposits and restricted cash of $64.4 million, $2.7 billion of unused borrowing capacity available under our unsecured revolving credit facility and $363.7 million of unused borrowing capacity available under our secured revolving construction credit facility.

During the six months ended June 30, 2018, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

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

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of June 30, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of June 30, 2018, we had $302.8 million of borrowings outstanding, $22.7 million of letters of credit outstanding and $2.7 billion of unused borrowing capacity available under our unsecured revolving credit facility.

In July 2018, we entered into a new $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%. The new term loan facility is comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The new term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion. This unsecured term loan facility replaced and repaid in full our $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%.

As of June 30, 2018, we also had a $400.0 million secured revolving construction credit facility with $36.3 million of borrowings outstanding and $363.7 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

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

Cash Flows

The following table sets forth our sources and uses of cash flows for the six months ended June 30, 2018 and 2017:

	For the Six Months Ended June 30,		(Decrease) Increase to Cash
	2018	2017	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$188,253	$367,354	$(179,101)	(48.8)%
Net cash provided by operating activities	710,336	723,401	(13,065)	(1.8)
Net cash provided by (used in) investing activities	725,906	(1,149,964)	1,875,870	nm
Net cash (used in) provided by financing activities	(1,465,991)	227,617	(1,693,608)	nm
Effect of foreign currency translation	(401)	3,288	(3,689)	nm
Cash, cash equivalents and restricted cash at end of period	$158,103	$171,696	(13,593)	(7.9)
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $13.1 million during the six months ended June 30, 2018 over the same period in 2017 due primarily to asset dispositions and 2018 transaction costs related to operator transitions, partially offset by interest income from the $700.0 million term loan that we made to Ardent in March 2017 and the second quarter 2018 income from the full repayment of the Ardent loan.

Cash Flows from Investing Activities

Cash used in investing activities decreased $1.9 billion during the six months ended June 30, 2018 over the same period in 2017 primarily due to decreased investment in real estate property and loans receivable and increased proceeds from real estate disposals and loan repayments received.

Cash Flows from Financing Activities

Cash flows from financing activities decreased $1.7 billion during the six months ended June 30, 2018 over the same period in 2017 primarily due to a general debt reduction and the issuance of common stock during 2017.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of June 30, 2018, we had 16 properties under development pursuant to these agreements, including five properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

As of June 30, 2018 and December 31, 2017, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $494.8 million and $1.3 billion, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of June 30, 2018 and December 31, 2017:

	As of June 30, 2018	As of December 31, 2017
	(In thousands)
Gross book value	$8,743,969	$9,428,886
Fair value(1)	8,657,225	9,640,893
Fair value reflecting change in interest rates(1):
-100 basis points	9,147,739	10,148,313
+100 basis points	8,214,882	9,184,409

(1)	The change in fair value of our fixed rate debt from December 31, 2017 to June 30, 2018 was due primarily to 2018 senior note repayments, partially offset by 2018 senior note issuances.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of June 30, 2018	As of December 31, 2017	As of June 30, 2017
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes and other, unhedged portion	$7,529,020	$8,218,369	$8,190,620
Floating to fixed rate swap on term loan	200,000	200,000	200,000
Mortgage loans and other (1)	1,014,949	1,010,517	1,231,684
Variable rate:
Fixed to floating rate swap on senior notes	400,000	400,000	400,000
Unsecured revolving credit facility	302,820	535,832	516,455
Unsecured term loans, unhedged portion	700,000	700,000	1,178,586
Secured revolving construction credit facility	36,337	2,868	—
Mortgage loans and other (1)	321,851	298,047	274,888
Total	$10,504,977	$11,365,633	$11,992,233
Percentage of total debt:
Fixed rate:
Senior notes and other, unhedged portion	71.6%	72.3%	68.3%
Floating to fixed rate swap on term loan	1.9	1.8	1.7
Mortgage loans and other (1)	9.7	8.9	10.3
Variable rate:
Fixed to floating rate swap on senior notes	3.8	3.5	3.3
Unsecured revolving credit facility	2.9	4.7	4.3
Unsecured term loans, unhedged portion	6.7	6.2	9.8
Secured revolving construction credit facility	0.3	0.0	—
Mortgage loans and other (1)	3.1	2.6	2.3
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes and other, unhedged portion	3.9%	3.7%	3.7%
Floating to fixed rate swap on term loan	2.1	2.1	2.2
Mortgage loans and other (1)	5.1	5.2	5.4
Variable rate:
Fixed to floating rate swap on senior notes	3.3	2.3	2.1
Unsecured revolving credit facility	2.7	2.3	2.0
Unsecured term loans, unhedged portion	3.0	2.3	2.2
Secured revolving construction credit facility	3.7	3.1	—
Mortgage loans and other (1)	2.9	2.9	2.3
Total	3.8	3.6	3.6

(1)
Excludes mortgage debt of $57.4 million related to real estate assets classified as held for sale as of December 31, 2017, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheet.

The variable rate debt in the table above reflects, in part, the effect of $549.6 million notional amount of interest rate swaps with maturities ranging from March 2022 to January 2023, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $320.9 million notional amount of interest rate swaps with maturities ranging from October 2018 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

During the six months ended June 30, 2018, we entered into $300 million notional value 10 year forward starting swaps that reduce our exposure to fluctuations in interest rates related to changes in rates between the trade dates of the swaps and the forecasted issuance of long-term debt. The weighted average rate on the notional amounts is 2.84%.

The decrease in our outstanding variable rate debt at June 30, 2018 compared to December 31, 2017 is primarily attributable to decreased borrowings under our unsecured revolving credit facility.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of June 30, 2018, interest expense for 2018 would increase by approximately $16.7 million, or $0.05 per diluted common share.

As of June 30, 2018 and December 31, 2017, our joint venture partners’ aggregate share of total debt was $110.6 million and $76.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $58.7 million and $90.3 million as of June 30, 2018 and December 31, 2017, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the six months ended June 30, 2018 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and six months of 2018 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of June 30, 2018, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the second quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended June 30, 2018:

	Number of Shares Repurchased (1)	Average Price Per Share
April 1 through April 30	109	$49.56
May 1 through May 31	—	—
June 1 through June 30	—	—

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

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document	Location of Document

12.1	Statement Regarding Computation of Ratios of Earnings to Fixed Charges.	Filed herewith.
31.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
31.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934, as amended.	Filed herewith.
32.1	Certification of Debra A. Cafaro, Chairman and Chief Executive Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
32.2	Certification of Robert F. Probst, Executive Vice President and Chief Financial Officer, pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934, as amended, and 18 U.S.C. § 1350.	Filed herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	Filed herewith.
101.SCH	XBRL Taxonomy Extension Schema Document	Filed herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: July 27, 2018

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer