Form 10-Q
period 2018-09-30
VENTAS INC
filed 2018-10-26
CIK 740260

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
☒	EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED	SEPTEMBER 30, 2018
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission file number: 1-10989

Ventas, Inc.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	61-1055020 (I.R.S. Employer Identification No.)
353 N. Clark Street, Suite 3300
Chicago, Illinois
(Address of Principal Executive Offices)
60654
(Zip Code)
(877) 483-6827
(Registrant’s Telephone Number, Including Area Code)
Not Applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class of Common Stock:	Outstanding at October 23, 2018:
Common Stock, $0.25 par value	356,467,761

VENTAS, INC.
FORM 10-Q

PART I—FINANCIAL INFORMATION
ITEM 1.    CONSOLIDATED FINANCIAL STATEMENTS

VENTAS, INC.
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	As of September 30, 2018	As of December 31, 2017
	(In thousands, except per share amounts)
Assets
Real estate investments:
Land and improvements	$2,115,870	$2,151,386
Buildings and improvements	22,188,578	22,216,942
Construction in progress	395,072	344,151
Acquired lease intangibles	1,506,269	1,548,074
	26,205,789	26,260,553
Accumulated depreciation and amortization	(6,185,155)	(5,638,099)
Net real estate property	20,020,634	20,622,454
Secured loans receivable and investments, net	527,851	1,346,359
Investments in unconsolidated real estate entities	48,478	123,639
Net real estate investments	20,596,963	22,092,452
Cash and cash equivalents	86,107	81,355
Escrow deposits and restricted cash	62,440	106,898
Goodwill	1,045,877	1,034,644
Assets held for sale	24,180	65,413
Other assets	782,386	573,779
Total assets	$22,597,953	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$10,478,455	$11,276,062
Accrued interest	76,883	93,958
Accounts payable and other liabilities	1,134,898	1,183,489
Liabilities related to assets held for sale	14,790	60,265
Deferred income taxes	236,616	250,092
Total liabilities	11,941,642	12,863,866
Redeemable OP Unitholder and noncontrolling interests	143,242	158,490
Commitments and contingencies
Equity:
Ventas stockholders’ equity:
Preferred stock, $1.00 par value; 10,000 shares authorized, unissued	—	—
Common stock, $0.25 par value; 600,000 shares authorized, 356,468 and 356,187 shares issued at September 30, 2018 and December 31, 2017, respectively	89,100	89,029
Capital in excess of par value	13,081,324	13,053,057
Accumulated other comprehensive loss	(7,947)	(35,120)
Retained earnings (deficit)	(2,709,293)	(2,240,698)
Treasury stock, 6 and 1 shares at September 30, 2018 and December 31, 2017, respectively	(345)	(42)
Total Ventas stockholders’ equity	10,452,839	10,866,226
Noncontrolling interests	60,230	65,959
Total equity	10,513,069	10,932,185
Total liabilities and equity	$22,597,953	$23,954,541
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Revenues
Rental income:
Triple-net leased	$190,117	$212,370	$548,628	$634,955
Office	193,911	189,506	580,471	561,641
	384,028	401,876	1,129,099	1,196,596
Resident fees and services	518,560	461,700	1,552,302	1,386,131
Office building and other services revenue	3,288	3,196	10,905	9,781
Income from loans and investments	18,108	32,985	105,706	85,499
Interest and other income	12,554	171	24,535	854
Total revenues	936,538	899,928	2,822,547	2,678,861
Expenses
Interest	107,581	113,869	331,973	336,245
Depreciation and amortization	218,579	213,407	675,363	655,298
Property-level operating expenses:
Senior living	366,721	315,598	1,080,053	936,296
Office	61,668	60,609	182,662	174,728
	428,389	376,207	1,262,715	1,111,024
Office building services costs	431	418	1,080	1,708
General, administrative and professional fees	39,677	33,317	113,507	100,560
Loss on extinguishment of debt, net	39,527	511	50,411	856
Merger-related expenses and deal costs	4,458	804	26,288	8,903
Other	1,244	13,030	7,891	16,066
Total expenses	839,886	751,563	2,469,228	2,230,660
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	96,652	148,365	353,319	448,201
(Loss) income from unconsolidated entities	(716)	750	(47,826)	3,794
Income tax benefit	7,327	7,815	11,303	13,119
Income from continuing operations	103,263	156,930	316,796	465,114
Discontinued operations	—	(19)	(10)	(95)
Gain on real estate dispositions	18	458,280	35,893	502,288
Net income	103,281	615,191	352,679	967,307
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Net income attributable to common stockholders	$101,972	$613,958	$347,194	$963,916
Earnings per common share
Basic:
Income from continuing operations	$0.29	$0.44	$0.89	$1.31
Net income attributable to common stockholders	0.29	1.72	0.97	2.71
Diluted:
Income from continuing operations	$0.29	$0.44	$0.88	$1.30
Net income attributable to common stockholders	0.28	1.71	0.97	2.69
Weighted average shares used in computing earnings per common share:
Basic	356,318	355,929	356,224	355,110
Diluted	359,355	359,333	359,068	358,365
Dividends declared per common share	$0.79	$0.775	$2.37	$2.325
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Net income	$103,281	$615,191	$352,679	$967,307
Other comprehensive income:
Foreign currency translation	(5,018)	5,239	(8,061)	17,607
Unrealized gain (loss) on marketable debt securities	5,131	(48)	17,816	(233)
Other	2,801	(936)	17,418	(620)
Total other comprehensive income	2,914	4,255	27,173	16,754
Comprehensive income	106,195	619,446	379,852	984,061
Comprehensive income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Comprehensive income attributable to common stockholders	$104,886	$618,213	$374,367	$980,670

See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
For the Nine Months Ended September 30, 2018 and the Year Ended December 31, 2017
(Unaudited)

September 30, 2018	Common Stock Par Value	Capital in Excess of Par Value	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Total Ventas Stockholders’ Equity	Noncontrolling Interests	Total Equity
2018	(In thousands, except per share amounts)
Balance at January 1, 2017	$88,514	$12,917,002	$(57,534)	$(2,487,695)	$(47)	$10,460,240	$68,513	$10,528,753
Net income	—	—	—	1,356,470	—	1,356,470	4,642	1,361,112
Other comprehensive income	—	—	22,414	—	—	22,414	—	22,414
Impact of CCP Spin-Off	—	107	—	—	—	107	—	107
Net change in noncontrolling interests	—	(1,427)	—	—	—	(1,427)	(13,292)	(14,719)
Dividends to common stockholders—$3.115 per share	—	—	—	(1,109,473)	—	(1,109,473)	—	(1,109,473)
Issuance of common stock	276	72,618	—	—	553	73,447	—	73,447
Issuance of common stock for stock plans	87	21,723	—	—	796	22,606	—	22,606
Change in redeemable noncontrolling interests	—	(850)	—	—	—	(850)	6,096	5,246
Adjust redeemable OP Unitholder Interests to current fair value	—	253	—	—	—	253	—	253
Redemption of OP and Class C Units	84	19,845	—	—	3,207	23,136	—	23,136
Grant of restricted stock, net of forfeitures	68	23,786	—	—	(4,551)	19,303	—	19,303
Balance at December 31, 2017	89,029	13,053,057	(35,120)	(2,240,698)	(42)	10,866,226	65,959	10,932,185
Net income	—	—	—	347,194	—	347,194	5,485	352,679
Other comprehensive income	—	—	27,173	—	—	27,173	—	27,173
Net change in noncontrolling interests	—	(1,426)	—	—	—	(1,426)	(11,214)	(12,640)
Dividends to common stockholders—$2.37 per share	—	—	—	(846,432)	—	(846,432)	—	(846,432)
Issuance of common stock for stock plans and other	26	6,179	—	—	1,238	7,443	—	7,443
Adjust redeemable OP Unitholder Interests to current fair value	—	8,878	—	—	—	8,878	—	8,878
Redemption of OP Units	—	(830)	—	—	234	(596)	—	(596)
Grant of restricted stock, net of forfeitures	45	15,466	—	—	(1,775)	13,736	—	13,736
Cumulative effect change in accounting principles	—	—	—	30,643	—	30,643	—	30,643
Balance at September 30, 2018	$89,100	$13,081,324	$(7,947)	$(2,709,293)	$(345)	$10,452,839	$60,230	$10,513,069
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Cash flows from operating activities:
Net income	$352,679	$967,307
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	675,363	655,298
Amortization of deferred revenue and lease intangibles, net	(26,001)	(16,283)
Other non-cash amortization	13,527	11,186
Stock-based compensation	20,761	19,923
Straight-lining of rental income, net	19,983	(17,384)
Loss on extinguishment of debt, net	50,411	856
Gain on real estate dispositions	(35,893)	(502,288)
Gain on real estate loan investments	(13,202)	(124)
Income tax benefit	(13,464)	(15,619)
Loss (income) from unconsolidated entities	47,826	(767)
Gain on re-measurement of equity interest upon acquisition, net	—	(3,027)
Distributions from unconsolidated entities	2,734	3,909
Other	390	7,439
Changes in operating assets and liabilities:
Increase in other assets	(34,879)	(21,612)
(Decrease) increase in accrued interest	(17,508)	12,688
Decrease in accounts payable and other liabilities	(25,105)	(19,277)
Net cash provided by operating activities	1,017,622	1,082,225
Cash flows from investing activities:
Net investment in real estate property	(35,800)	(346,491)
Investment in loans receivable	(212,089)	(734,033)
Proceeds from real estate disposals	331,243	614,753
Proceeds from loans receivable	866,313	84,361
Development project expenditures	(230,348)	(210,423)
Capital expenditures	(73,025)	(83,387)
Distributions from unconsolidated entities	57,430	5,816
Investment in unconsolidated entities	(45,106)	(42,399)
Insurance proceeds for property damage claims	6,327	1,393
Net cash provided by (used in) investing activities	664,945	(710,410)
Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	41,292	384,738
Proceeds from debt	2,412,420	1,058,437
Repayment of debt	(3,294,104)	(1,225,525)
Purchase of noncontrolling interests	(2,429)	(15,809)
Payment of deferred financing costs	(16,583)	(26,426)
Issuance of common stock, net	—	73,596
Cash distribution to common stockholders	(845,248)	(827,285)
Cash distribution to redeemable OP Unitholders	(5,594)	(5,677)
Cash issued for redemption of OP and Class C Units	(1,370)	—
Contributions from noncontrolling interests	500	4,402
Distributions to noncontrolling interests	(9,968)	(9,248)
Other	(736)	10,543
Net cash used in financing activities	(1,721,820)	(578,254)
Net decrease in cash, cash equivalents and restricted cash	(39,253)	(206,439)
Effect of foreign currency translation	(453)	670
Cash, cash equivalents and restricted cash at beginning of period	188,253	367,354
Cash, cash equivalents and restricted cash at end of period	$148,547	$161,585
See accompanying notes.

VENTAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(Unaudited)

	For the Nine Months Ended September 30,
	2018	2017
	(In thousands)
Supplemental schedule of non-cash activities:
Assets acquired and liabilities assumed from acquisitions and other:
Real estate investments	$29,106	$206,771
Utilization of funds held for an Internal Revenue Code Section 1031 exchange	—	(84,995)
Other assets	4,112	(5,546)
Debt	—	64,629
Other liabilities	16,134	64,090
Deferred income tax liability	—	(16,116)
Noncontrolling interests	—	3,627
Equity issued for redemption of OP and Class C Units	266	22,694
See accompanying notes.

VENTAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1—DESCRIPTION OF BUSINESS

Ventas, Inc. (together with its subsidiaries, unless otherwise indicated or except where the context otherwise requires, “we,” “us” or “our”), an S&P 500 company, is a real estate investment trust (“REIT”) with a highly diversified portfolio of seniors housing, life science and innovation and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, medical office buildings (“MOBs”), life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 16 properties under development, including five properties that are owned by unconsolidated real estate entities. Our company was originally founded in 1983 and is headquartered in Chicago, Illinois.

We primarily invest in seniors housing, life science and innovation and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2018, we leased a total of 468 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of September 30, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria Senior Living, Inc. (“Atria”) and Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), to manage 360 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living Inc. (together with its subsidiaries, “Brookdale Senior Living”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred Healthcare, LLC (formerly Kindred Healthcare, Inc., together with its subsidiaries, “Kindred”) leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of September 30, 2018.

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

NOTE 2—ACCOUNTING POLICIES

The accompanying Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information set forth in the Accounting Standards Codification (“ASC”), as published by the Financial Accounting Standards Board (“FASB”), and with the Securities and Exchange Commission (“SEC”) instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of results for the interim period have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The accompanying Consolidated Financial Statements and related notes should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on February 9, 2018. Certain prior period amounts have been reclassified to conform to the current period presentation.

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

	September 30, 2018		December 31, 2017
	Total Assets	Total Liabilities	Total Assets	Total Liabilities
	(In thousands)
NHP/PMB L.P.	$589,436	$198,163	$605,150	$199,958
Other identified VIEs	1,840,520	303,440	1,983,183	348,124
Tax credit VIEs	801,694	304,234	988,598	221,908

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

Redeemable OP Unitholder and Noncontrolling Interests

We own a majority interest in NHP/PMB L.P. (“NHP/PMB”), a limited partnership formed in 2008 to acquire properties from entities affiliated with Pacific Medical Buildings LLC. Given our wholly owned subsidiary is the general partner and the primary beneficiary of NHP/PMB, we consolidate it as a VIE. As of September 30, 2018, third party investors owned 2.7 million Class A limited partnership units in NHP/PMB (“OP Units”), which represented 27% of the total units then outstanding, and we owned 7.2 million Class B limited partnership units in NHP/PMB, representing the remaining 73%. At any time following the first anniversary of the date of their issuance, the OP Units may be redeemed at the election of the holder for cash or, at our option, 0.9051 shares of our common stock per OP Unit, subject to further adjustment in certain circumstances. We are party by assumption to a registration rights agreement with the holders of the OP Units that requires us, subject to the terms and conditions and certain exceptions set forth therein, to file and maintain a registration statement relating to the issuance of shares of our common stock upon redemption of OP Units.

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

As redemption rights are outside of our control, the redeemable OP Units and Class C Units (together, the “OP Unitholder Interests”) are classified outside of permanent equity on our Consolidated Balance Sheets. We reflect the redeemable OP Unitholder Interests at the greater of cost or fair value. As of September 30, 2018 and December 31, 2017, the fair value of the redeemable OP Unitholder Interests was $131.0 million and $146.3 million, respectively. We recognize changes in fair value through capital in excess of par value, net of cash distributions paid and purchases by us of any OP Unitholder Interests. Our diluted earnings per share includes the effect of any potential shares outstanding from redemption of the OP Unitholder Interests.

Certain noncontrolling interests of other consolidated joint ventures were also classified as redeemable at September 30, 2018 and December 31, 2017. Accordingly, we record the carrying amount of these noncontrolling interests at the greater of their initial carrying amount (increased or decreased for the noncontrolling interests’ share of net income or loss and distributions) or the redemption value. Our joint venture partners have certain redemption rights with respect to their noncontrolling interests in these joint ventures that are outside of our control, and the redeemable noncontrolling interests are classified outside of permanent equity on our Consolidated Balance Sheets. We recognize changes in the carrying value of redeemable noncontrolling interests through capital in excess of par value.

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

Accounting for Historic and New Markets Tax Credits

For certain of our life science and innovation centers, we are party to contractual arrangements with TCIs that were established to enable the TCIs to receive benefits of historic tax credits (“HTCs”) and/or new markets tax credits (“NMTCs”). As of September 30, 2018, we owned nine properties that had syndicated HTCs or NMTCs, or both, to TCIs.

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

Gain on Sale of Assets

On January 1, 2018, we adopted the provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). In accordance with ASC 610-20, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

Revenue Recognition

Adoption of ASC 606

On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP. We adopted ASC 606 using the modified retrospective method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties and Office Operations

Certain of our triple-net leases and most of our MOB and life science and innovation center (collectively, “office operations”) leases provide for periodic and determinable increases in base rent. We recognize base rental revenues under these leases on a straight-line basis over the applicable lease term when collectability is reasonably assured. Recognizing rental income on a straight-line basis generally results in recognized revenues during the first half of a lease term exceeding the cash amounts contractually due from our tenants, creating a straight-line rent receivable that is included in other assets on our Consolidated Balance Sheets. At September 30, 2018 and December 31, 2017, this cumulative excess totaled $244.4 million (net of allowances of $44.4 million) and $267.8 million (net of allowances of $117.8 million), respectively (excluding properties classified as held for sale).

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

Other

We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to or less than our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

Allowances

We assess the collectability of our rent receivables, including straight-line rent receivables. We base our assessment of the collectability of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectability of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”) by issuing ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 has subsequently been amended by other issued ASUs to clarify and improve the standard as well as to provide certain practical expedients.

ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019 using the effective date as our date

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019.

Upon adoption, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Resident leases within our senior living operations reportable business segment are accounted for as leases but also contain service elements. We expect to elect the practical expedient to account for our resident leases as a single lease component. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms. We are currently evaluating the initial balance sheet impact and developing processes and internal controls to account for all leases under ASC 842.

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

NOTE 3—CONCENTRATION OF CREDIT RISK

As of September 30, 2018, Atria, Sunrise, Brookdale Senior Living, Ardent and Kindred managed or operated approximately 22.4%, 11.2%, 7.7%, 5.2% and 1.1%, respectively, of our consolidated real estate investments based on gross book value (excluding properties classified as held for sale as of September 30, 2018). Because Atria and Sunrise manage our properties in exchange for the receipt of a management fee from us, we are not directly exposed to the credit risk of our managers in the same manner or to the same extent as our triple-net tenants.

Based on gross book value, approximately 22.3% and 39.4% of our consolidated real estate investments were seniors housing communities included in the triple-net leased properties and senior living operations reportable business segments, respectively (excluding properties classified as held for sale as of September 30, 2018). MOBs, life science and innovation centers, IRFs and LTACs, health systems, SNFs and secured loans receivable and investments collectively comprised the remaining 38.3%. Our consolidated properties were located in 45 states, the District of Columbia, seven Canadian provinces and the United Kingdom as of September 30, 2018, with properties in one state (California) accounting for more than 10% of our total continuing revenues and net operating income (“NOI,” which is defined as total revenues, excluding interest and other income, less property-level operating expenses and office building services costs) for the three months then ended.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Triple-Net Leased Properties

The following table reflects the concentration risk related to our triple-net leased properties for the periods presented:

	For the Three Months Ended September 30,
	2018	2017
Revenues(1):
Brookdale Senior Living	4.8%	4.9%
Ardent	3.1	3.1
Kindred(2)	3.5	4.7
NOI:
Brookdale Senior Living	8.9%	8.4%
Ardent	5.8	5.3
Kindred(2)	6.6	8.1

(1)	Total revenues include office building and other services revenue, income from loans and investments and interest and other income.

(2)	Includes 36 SNFs that were sold during 2017.

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

The properties we lease to Brookdale Senior Living, Ardent and Kindred accounted for a significant portion of our triple-net leased properties segment revenues and NOI for the three months ended September 30, 2018 and 2017. If any of Brookdale Senior Living, Ardent or Kindred becomes unable or unwilling to satisfy its obligations to us or to renew its leases with us upon expiration of the terms thereof, our financial condition and results of operations could decline, and our ability to service our indebtedness and to make distributions to our stockholders could be impaired. We cannot assure you that Brookdale Senior Living, Ardent and Kindred will have sufficient assets, income and access to financing to enable them to satisfy their respective obligations to us, and any failure, inability or unwillingness by Brookdale Senior Living, Ardent or Kindred to do so could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). We also cannot assure you that Brookdale Senior Living, Ardent and Kindred will elect to renew their respective leases with us upon expiration of the leases or that we will be able to reposition any non-renewed properties on a timely basis or on the same or better economic terms, if at all.

In July 2018, Kindred closed transactions (the “Go Private Transactions”) pursuant to which (a) Kindred would be acquired by a consortium of TPG Capital (“TPG”), Welsh, Carson, Anderson & Stowe (“WCAS”) and Humana, Inc. and (b) immediately following the acquisition, (i) Kindred’s home health, hospice and community care businesses would be separated from Kindred and operated as a standalone company owned by Humana, Inc., TPG and WCAS, and (ii) Kindred would be operated as a separate healthcare company owned by TPG and WCAS. In connection with the closing of the transactions, we received a payment from Kindred of $12.3 million, which was recognized in interest and other income in our Consolidated Statements of Income during the third quarter of 2018.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Senior Living Operations

As of September 30, 2018, Atria and Sunrise, collectively, provided comprehensive property management and accounting services with respect to 265 of our 360 seniors housing communities, for which we pay annual management fees pursuant to long-term management agreements.

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

In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. Upon termination of our lease with Elmcroft, we derecognized our accumulated straight-line receivable balance and offsetting reserve of $75.2 million. For the nine months ended September 30, 2018, we recognized $20.9 million of transaction costs relating to this transaction, net of property-level net assets assumed for no consideration, included in merger-related expenses and deal costs in our Consolidated Statements of Income.

We also acquired a 34% ownership interest in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

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

NOTE 4—DISPOSITIONS

2018 Activity

During the nine months ended September 30, 2018, we sold seven seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, nine MOBs and two vacant land parcels for aggregate consideration of $326.1 million, and we recognized a gain on the sale of these assets of $35.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Real Estate Impairment

We recognized impairments of $10.7 million and $20.2 million, respectively, for the nine months ended September 30, 2018 and 2017, which are recorded in depreciation and amortization in our Consolidated Statements of Income, and relate primarily to our office operations reportable business segment. Our recorded impairments were primarily the result of a change in our intent to hold the impaired assets. In most cases, we recognize an impairment in the periods in which our change in intent is made.

Assets Held for Sale

The table below summarizes our real estate assets classified as held for sale as of September 30, 2018 and December 31, 2017, including the amounts reported on our Consolidated Balance Sheets.

	September 30, 2018			December 31, 2017
	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale	Number of Properties Held for Sale	Assets Held for Sale	Liabilities Related to Assets Held for Sale
	(Dollars in thousands)
Office Operations	1	$24,877	$14,429	3	$65,413	$60,265
Senior Living Operations (1)	—	(697)	361	—	—	—
Total	1	$24,180	$14,790	3	$65,413	$60,265

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 5—LOANS RECEIVABLE AND INVESTMENTS

As of September 30, 2018 and December 31, 2017, we had $786.4 million and $1.4 billion, respectively, of net loans receivable and investments relating to seniors housing and healthcare operators or properties. The following is a summary of our loans receivable and investments, net as of September 30, 2018 and December 31, 2017, including amortized cost, fair value and unrealized gains or losses on available-for-sale investments:

	Carrying Amount	Amortized Cost	Fair Value	Unrealized Gain
	(In thousands)
As of September 30, 2018:
Secured/mortgage loans and other, net	$466,614	$466,614	$452,646	$—
Government-sponsored pooled loan investments, net (1)	61,237	53,292	61,237	7,945
Total investments reported as Secured loans receivable and investments, net	527,851	519,906	513,883	7,945
Non-mortgage loans receivable, net	50,478	50,478	49,915	—
Senior unsecured notes (2)	208,090	197,417	208,090	10,673
Total loans receivable and investments, net	$786,419	$767,801	$771,888	$18,618

As of December 31, 2017:
Secured/mortgage loans and other, net	$1,291,694	$1,291,694	$1,286,322	$—
Government-sponsored pooled loan investments, net (1)	54,665	53,863	54,665	802
Total investments reported as Secured loans receivable and investments, net	1,346,359	1,345,557	1,340,987	802
Non-mortgage loans receivable, net	59,857	59,857	58,849	—
Total loans receivable and investments, net	$1,406,216	$1,405,414	$1,399,836	$802

(1) Investments in government-sponsored pool loans have contractual maturity dates in 2023.
(2) Investments in senior unsecured notes have contractual maturity dates in 2026.

2018 Activity

During the nine months ended September 30, 2018, we received $846.7 million for the full repayment of the principal balances of ten loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033.

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

In June 2018, we also made a $200 million investment in senior unsecured notes issued by a subsidiary of Ardent at a price of 98.6% of par value. The notes have an effective interest rate of 10.0% and mature in 2026. These investments are classified as available for sale and are reflected on our Consolidated Balance Sheets at fair value.

There was no impact on our 9.8% equity investment in Ardent as a result of these transactions.

NOTE 6—INVESTMENTS IN UNCONSOLIDATED ENTITIES

We report investments in unconsolidated entities over whose operating and financial policies we have the ability to exercise significant influence under the equity method of accounting. We are not required to consolidate these entities because our joint venture partners have significant participating rights, nor are these entities considered VIEs, as they are controlled by equity holders with sufficient capital. At September 30, 2018, we had 25% ownership interests in joint ventures that owned 31 properties, excluding properties under development. We account for our interests in real estate joint ventures, as well as our 34% interest in Atria, 34% interest in ESL and 9.8% interest in Ardent, which are included within other assets on our Consolidated Balance Sheets, under the equity method of accounting.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

With the exception of our interests in Atria, ESL and Ardent, we provide various services to each unconsolidated entity in exchange for fees and reimbursements. Total management fees earned in connection with these entities were $1.1 million and $1.6 million for the three months ended September 30, 2018 and 2017, respectively, and $5.1 million and $4.6 million for the nine months ended September 30, 2018 and 2017, respectively, which is included in office building and other services revenue in our Consolidated Statements of Income.

In March 2018, we recognized an impairment charge of $35.7 million relating to one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNFs, which is recorded in (loss) income from unconsolidated entities in our Consolidated Statements of Income. In July 2018, we sold our 25% interest to our joint venture partner and received $57.5 million at closing and recognized a gain of $0.9 million, which is recorded in (loss) income from unconsolidated entities in our Consolidated Statements of Income. In addition, our portion of debt related to investments in unconsolidated entities decreased by $23.3 million. Given that we are no longer the managing member of the real estate joint venture, we will not receive monthly management fees, which have historically been approximately $4.6 million annually.

NOTE 7—INTANGIBLES

The following is a summary of our intangibles as of September 30, 2018 and December 31, 2017:

	September 30, 2018		December 31, 2017
	Balance	Remaining Weighted Average Amortization Period in Years	Balance	Remaining Weighted Average Amortization Period in Years
	(Dollars in thousands)
Intangible assets:
Above market lease intangibles	$183,212	6.8	$185,012	7.0
In-place and other lease intangibles	1,323,057	24.6	1,363,062	24.0
Goodwill	1,045,877	N/A	1,034,644	N/A
Other intangibles	35,847	12.1	35,890	14.1
Accumulated amortization	(904,011)	N/A	(864,576)	N/A
Net intangible assets	$1,683,982	22.6	$1,754,032	22.1
Intangible liabilities:
Below market lease intangibles	$357,191	14.5	$359,118	13.7
Other lease intangibles	32,324	43.3	40,141	40.8
Accumulated amortization	(188,537)	N/A	(160,985)	N/A
Purchase option intangibles	3,568	N/A	3,568	N/A
Net intangible liabilities	$204,546	16.6	$241,842	15.6
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 8—OTHER ASSETS

The following is a summary of our other assets as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Straight-line rent receivables, net	$244,360	$267,764
Non-mortgage loans receivable, net	50,478	59,857
Senior unsecured notes	208,090	—
Other intangibles, net	5,804	6,496
Investment in unconsolidated operating entities	62,295	49,738
Other	211,359	189,924
Total other assets	$782,386	$573,779

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

NOTE 9—SENIOR NOTES PAYABLE AND OTHER DEBT

The following is a summary of our senior notes payable and other debt as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Unsecured revolving credit facility (1)	$514,353	$535,832
Secured revolving construction credit facility due 2022	63,806	2,868
2.00% Senior Notes due 2018	—	700,000
4.00% Senior Notes due 2019	—	600,000
3.00% Senior Notes, Series A due 2019 (2)	309,981	318,041
2.70% Senior Notes due 2020	500,000	500,000
Unsecured term loan due 2020	—	900,000
4.75% Senior Notes due 2021	—	700,000
4.25% Senior Notes due 2022	600,000	600,000
3.25% Senior Notes due 2022	500,000	500,000
3.30% Senior Notes, Series C due 2022 (2)	193,738	198,776
Unsecured term loan due 2023	300,000	—
3.125% Senior Notes due 2023	400,000	400,000
3.10% Senior Notes due 2023	400,000	400,000
2.55% Senior Notes, Series D due 2023 (2)	213,112	218,653
Unsecured term loan due 2024	600,000	—
3.75% Senior Notes due 2024	400,000	400,000
4.125% Senior Notes, Series B due 2024 (2)	193,738	198,776
3.50% Senior Notes due 2025	600,000	600,000
4.125% Senior Notes due 2026	500,000	500,000
3.25% Senior Notes due 2026	450,000	450,000
3.85% Senior Notes due 2027	400,000	400,000
4.00% Senior Notes due 2028	650,000	—
4.40% Senior Notes due 2029	750,000	—
6.90% Senior Notes due 2037	52,400	52,400
6.59% Senior Notes due 2038	22,823	22,973
5.45% Senior Notes due 2043	258,750	258,750
5.70% Senior Notes due 2043	300,000	300,000
4.375% Senior Notes due 2045	300,000	300,000
Mortgage loans and other	1,111,299	1,308,564
Total	10,584,000	11,365,633
Deferred financing costs, net	(77,091)	(73,093)
Unamortized fair value adjustment	(2,207)	12,139
Unamortized discounts	(26,247)	(28,617)
Senior notes payable and other debt	$10,478,455	$11,276,062

(1)
As of September 30, 2018 and December 31, 2017, respectively, $21.3 million and $28.7 million of aggregate borrowings were denominated in Canadian dollars. Aggregate borrowings of $28.5 million and $31.1 million were denominated in British pounds as of September 30, 2018 and December 31, 2017, respectively.

(2)	These borrowings are in the form of Canadian dollars.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

As of September 30, 2018, our indebtedness had the following maturities:

	Principal Amount Due at Maturity	Unsecured Revolving Credit Facility (1)	Scheduled Periodic Amortization	Total Maturities
	(In thousands)
2018	$—	$—	$5,154	$5,154
2019	538,766	—	15,114	553,880
2020	583,866	—	14,491	598,357
2021	62,406	514,353	13,365	590,124
2022	1,475,293	—	11,841	1,487,134
Thereafter (2)	7,262,876	—	86,475	7,349,351
Total maturities	$9,923,207	$514,353	$146,440	$10,584,000

(1)	At September 30, 2018, we had $86.1 million of unrestricted cash and cash equivalents, for $428.2 million of net borrowings outstanding under our unsecured revolving credit facility.

(2)
Includes $52.4 million aggregate principal amount of our 6.90% senior notes due 2037 that is subject to repurchase, at the option of the holders, on October 1, 2027, and $22.8 million aggregate principal amount of 6.59% senior notes due 2038 that is subject to repurchase, at the option of the holders, on July 7 in each of 2023 and 2028.

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of September 30, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of September 30, 2018, we had $514.4 million of borrowings outstanding, $22.7 million of letters of credit outstanding and $2.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.

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

As of September 30, 2018, we also had a $400.0 million secured revolving construction credit facility with $63.8 million of borrowings outstanding and $336.2 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

Senior Notes

In February 2018, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.23% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

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

In August 2018, Ventas Realty issued and sold $750.0 million aggregate principal amount of 4.40% senior notes due 2029 at a public offering price equal to 99.95% of par, for total proceeds of $749.7 million before the underwriting discount and expenses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

In August 2018, we redeemed $549.5 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 at a public offering price of 104.56% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $28.3 million. The redemption was funded using proceeds from our August 2018 senior note issuance, cash on hand and borrowings under our unsecured revolving credit facility. In September 2018, we repaid the remaining balance then outstanding of our 4.75% senior notes due 2021 of $150.5 million and recognized a loss on extinguishment of debt of $7.6 million.

Mortgages

During the nine months ended September 30, 2018 and 2017, we repaid in full mortgage loans outstanding in the aggregate principal amounts of $324.6 million and $307.5 million, respectively.

Derivatives and Hedging

During the nine months ended September 30, 2018, we entered into $300 million notional value forward starting swaps that reduced our exposure to fluctuations in interest rates prior to our August 2018 issuance of 4.40% senior notes due 2029, which resulted in a $4.4 million gain that is being recognized over the life of the notes using the effective interest method.

In August 2018, we entered into interest rate swaps totaling a notional amount of $200 million with a maturity of January 31, 2023 that effectively converts LIBOR-based floating rate debt to fixed rate debt.

In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt. As a result, we will pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%. In August 2018, $200 million notional amount of these swaps were terminated, which resulted in a $6.6 million loss that is being recognized over the life of the notes using the effective interest method.

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

NOTE 10—FAIR VALUES OF FINANCIAL INSTRUMENTS

As of September 30, 2018 and December 31, 2017, the carrying amounts and fair values of our financial instruments were as follows:

	September 30, 2018		December 31, 2017
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Assets:
Cash and cash equivalents	$86,107	$86,107	$81,355	$81,355
Secured mortgage loans and other, net	466,614	452,646	1,291,694	1,286,322
Non-mortgage loans receivable, net	50,478	49,915	59,857	58,849
Senior unsecured notes	208,090	208,090	—	—
Government-sponsored pooled loan investments	61,237	61,237	54,665	54,665
Derivative instruments	10,072	10,072	7,248	7,248
Liabilities:
Senior notes payable and other debt, gross	10,584,000	10,434,164	11,365,633	11,600,750
Derivative instruments	9,119	9,119	5,435	5,435
Redeemable OP Unitholder Interests	130,999	130,999	146,252	146,252

For a discussion of the assumptions considered, refer to “NOTE 2—ACCOUNTING POLICIES.” The use of different market assumptions and estimation methodologies may have a material effect on the reported estimated fair value

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

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

Proceedings Arising in Connection with Senior Living and Office Operations; Other Litigation

From time to time, we are party to various legal actions, regulatory investigations and claims (some of which may not be insured and some of which may allege large damage amounts) arising in connection with our senior living and office operations or otherwise in the course of our business. In limited circumstances, the manager of the applicable seniors housing community, MOB or life science and innovation center may be contractually obligated to indemnify, defend and hold us harmless against such actions, investigations and claims. It is the opinion of management, except as otherwise set forth in this note, that the disposition of any such actions, investigations and claims that are currently pending will not, individually or in the aggregate, have a Material Adverse Effect on us. However, regardless of their merits, we may be forced to expend significant financial resources to defend and resolve these matters. We are unable to predict the ultimate outcome of these actions, investigations and claims, and if management’s assessment of our liability with respect thereto is incorrect, such actions, investigations and claims could have a Material Adverse Effect on us.

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

Although the TRS entities and certain other foreign entities have paid minimal cash federal, state and foreign income taxes for the nine months ended September 30, 2018, their income tax liabilities may increase in future periods as we exhaust net operating loss (“NOL”) carryforwards and as our senior living and other operations grow. Such increases could be significant.

Our consolidated provisions for income taxes for the three months ended September 30, 2018 and 2017 were benefits of $7.3 million and $7.8 million, respectively. Our consolidated provisions for income taxes for the nine months ended September 30, 2018 and 2017 were benefits of $11.3 million and $13.1 million, respectively.

Realization of a deferred tax benefit related to NOLs depends, in part, upon generating sufficient taxable income in future periods. The REIT and TRS NOL carryforwards begin to expire in 2024.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities with respect to our TRS entities totaled $236.6 million and $250.1 million as of September 30, 2018 and December 31, 2017, respectively, and related primarily to differences between the financial reporting and tax bases of fixed and intangible assets, net of loss carryforwards.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“2017 Tax Act”) was signed into law making significant changes to the Internal Revenue Code.  As of December 31, 2017, we made a reasonable estimate that the new interest expense limitation rules may disallow the deferred interest carried forward under the rules prior to the 2017 Tax Act. Consequently, we recorded a provisional adjustment of $23.3 million for the entire deferred tax asset related to the existing deferred interest carryforward. This amount continues to be a provisional adjustment as of September 30, 2018. We will recognize any changes to provisional amounts as we continue to analyze the existing statute or as additional guidance becomes available. We expect to complete our analysis of the provisional amounts by the end of 2018.

Generally, we are subject to audit under the statute of limitations by the Internal Revenue Service for the year ended December 31, 2015 and subsequent years and are subject to audit by state taxing authorities for the year ended December 31, 2014 and subsequent years. We are subject to audit generally under the statutes of limitation by the Canada Revenue Agency and provincial authorities with respect to the Canadian entities for the year ended December 31, 2014 and subsequent years. We are subject to audit in the United Kingdom generally for periods ended in and subsequent to 2016.

NOTE 13—STOCKHOLDERS' EQUITY
Capital Stock
We may sell our common stock from time to time under an “at-the-market” equity offering program (“ATM program”).  In August 2018, we replaced our expired ATM program with an identical program, under which we may sell up to an aggregate of $1.0 billion of our common stock.  For the nine months ended September 30, 2018, we sold no shares of our common stock under an ATM program.  Therefore, as of September 30, 2018, $1.0 billion of our common stock remained available for sale under our ATM program.
Accumulated Other Comprehensive Loss
The following is a summary of our accumulated other comprehensive loss as of September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017
	(In thousands)
Foreign currency translation	$(53,641)	$(45,580)
Accumulated unrealized gain on marketable debt securities	18,618	802
Other	27,076	9,658
Total accumulated other comprehensive loss	$(7,947)	$(35,120)

NOTE 14—EARNINGS PER SHARE

The following table shows the amounts used in computing our basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands, except per share amounts)
Numerator for basic and diluted earnings per share:
Income from continuing operations	$103,263	$156,930	$316,796	$465,114
Discontinued operations	—	(19)	(10)	(95)
Gain on real estate dispositions	18	458,280	35,893	502,288
Net income	103,281	615,191	352,679	967,307
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Net income attributable to common stockholders	$101,972	$613,958	$347,194	$963,916
Denominator:
Denominator for basic earnings per share—weighted average shares	356,318	355,929	356,224	355,110
Effect of dilutive securities:
Stock options	227	624	152	528
Restricted stock awards	396	318	271	236
OP Unitholder Interests	2,414	2,462	2,421	2,491
Denominator for diluted earnings per share—adjusted weighted average shares	359,355	359,333	359,068	358,365
Basic earnings per share:
Income from continuing operations	$0.29	$0.44	$0.89	$1.31
Net income attributable to common stockholders	0.29	1.72	0.97	2.71
Diluted earnings per share:
Income from continuing operations	$0.29	$0.44	$0.88	$1.30
Net income attributable to common stockholders	0.28	1.71	0.97	2.69

NOTE 15—SEGMENT INFORMATION

As of September 30, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Interest expense, depreciation and amortization, general, administrative and professional fees, income tax expense and other non-property specific revenues and expenses are not allocated to individual reportable business segments for purposes of assessing segment performance. There are no intersegment sales or transfers.

Summary information by reportable business segment is as follows:

	For the Three Months Ended September 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$190,117	$—	$193,911	$—	$384,028
Resident fees and services	—	518,560	—	—	518,560
Office building and other services revenue	202	—	2,175	911	3,288
Income from loans and investments	—	—	—	18,108	18,108
Interest and other income	—	—	—	12,554	12,554
Total revenues	$190,319	$518,560	$196,086	$31,573	$936,538

Total revenues	$190,319	$518,560	$196,086	$31,573	$936,538
Less:
Interest and other income	—	—	—	12,554	12,554
Property-level operating expenses	—	366,721	61,668	—	428,389
Office building services costs	—	—	431	—	431
Segment NOI	190,319	151,839	133,987	19,019	495,164
Income (loss) from unconsolidated entities	1,320	(1,314)	56	(778)	(716)
Segment profit	$191,639	$150,525	$134,043	$18,241	494,448
Interest and other income					12,554
Interest expense					(107,581)
Depreciation and amortization					(218,579)
General, administrative and professional fees					(39,677)
Loss on extinguishment of debt, net					(39,527)
Merger-related expenses and deal costs					(4,458)
Other					(1,244)
Income tax benefit					7,327
Income from continuing operations					$103,263

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Three Months Ended September 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$212,370	$—	$189,506	$—	$401,876
Resident fees and services	—	461,700	—	—	461,700
Office building and other services revenue	1,125	—	1,568	503	3,196
Income from loans and investments	—	—	—	32,985	32,985
Interest and other income	—	—	—	171	171
Total revenues	$213,495	$461,700	$191,074	$33,659	$899,928

Total revenues	$213,495	$461,700	$191,074	$33,659	$899,928
Less:
Interest and other income	—	—	—	171	171
Property-level operating expenses	—	315,598	60,609	—	376,207
Office building services costs	—	—	418	—	418
Segment NOI	213,495	146,102	130,047	33,488	523,132
Income (loss) from unconsolidated entities	1,122	300	(348)	(324)	750
Segment profit	$214,617	$146,402	$129,699	$33,164	523,882
Interest and other income					171
Interest expense					(113,869)
Depreciation and amortization					(213,407)
General, administrative and professional fees					(33,317)
Loss on extinguishment of debt, net					(511)
Merger-related expenses and deal costs					(804)
Other					(13,030)
Income tax benefit					7,815
Income from continuing operations					$156,930

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2018
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$548,628	$—	$580,471	$—	$1,129,099
Resident fees and services	—	1,552,302	—	—	1,552,302
Office building and other services revenue	2,522	—	5,785	2,598	10,905
Income from loans and investments	—	—	—	105,706	105,706
Interest and other income	—	—	—	24,535	24,535
Total revenues	$551,150	$1,552,302	$586,256	$132,839	$2,822,547

Total revenues	$551,150	$1,552,302	$586,256	$132,839	$2,822,547
Less:
Interest and other income	—	—	—	24,535	24,535
Property-level operating expenses	—	1,080,053	182,662	—	1,262,715
Office building services costs	—	—	1,080	—	1,080
Segment NOI	551,150	472,249	402,514	108,304	1,534,217
(Loss) income from unconsolidated entities	(42,029)	(3,668)	321	(2,450)	(47,826)
Segment profit	$509,121	$468,581	$402,835	$105,854	1,486,391
Interest and other income					24,535
Interest expense					(331,973)
Depreciation and amortization					(675,363)
General, administrative and professional fees					(113,507)
Loss on extinguishment of debt, net					(50,411)
Merger-related expenses and deal costs					(26,288)
Other					(7,891)
Income tax benefit					11,303
Income from continuing operations					$316,796

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

	For the Nine Months Ended September 30, 2017
	Triple-Net Leased Properties	Senior Living Operations	Office Operations	All Other	Total
	(In thousands)
Revenues:
Rental income	$634,955	$—	$561,641	$—	$1,196,596
Resident fees and services	—	1,386,131	—	—	1,386,131
Office building and other services revenue	3,455	—	5,347	979	9,781
Income from loans and investments	—	—	—	85,499	85,499
Interest and other income	—	—	—	854	854
Total revenues	$638,410	$1,386,131	$566,988	$87,332	$2,678,861

Total revenues	$638,410	$1,386,131	$566,988	$87,332	$2,678,861
Less:
Interest and other income	—	—	—	854	854
Property-level operating expenses	—	936,296	174,728	—	1,111,024
Office building services costs	—	—	1,708	—	1,708
Segment NOI	638,410	449,835	390,552	86,478	1,565,275
Income (loss) from unconsolidated entities	4,768	(157)	284	(1,101)	3,794
Segment profit	$643,178	$449,678	$390,836	$85,377	1,569,069
Interest and other income					854
Interest expense					(336,245)
Depreciation and amortization					(655,298)
General, administrative and professional fees					(100,560)
Loss on extinguishment of debt, net					(856)
Merger-related expenses and deal costs					(8,903)
Other					(16,066)
Income tax benefit					13,119
Income from continuing operations					$465,114

Capital expenditures, including investments in real estate property and development project expenditures, by reportable business segment are as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Capital expenditures:
Triple-net leased properties	$10,773	$9,954	$31,781	$151,906
Senior living operations	36,138	45,152	90,892	96,533
Office operations	82,294	62,108	216,500	307,494
Total capital expenditures	$129,205	$117,214	$339,173	$555,933

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

Our portfolio of properties and mortgage loan and other investments are located in the United States, Canada and the United Kingdom. Revenues are attributed to an individual country based on the location of each property. Geographic information regarding our operations is as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Revenues:
United States	$881,477	$844,370	$2,656,487	$2,521,813
Canada	48,080	48,639	144,366	137,647
United Kingdom	6,981	6,919	21,694	19,401
Total revenues	$936,538	$899,928	$2,822,547	$2,678,861

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Net real estate property:
United States	$18,721,154	$19,253,724
Canada	1,021,728	1,070,903
United Kingdom	277,752	297,827
Total net real estate property	$20,020,634	$20,622,454

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
The following pages summarize our condensed consolidating information as of September 30, 2018 and December 31, 2017 and for the three and nine months ended September 30, 2018 and 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$3,634	$112,869	$20,480,460	$—	$20,596,963
Cash and cash equivalents	8,291	—	77,816	—	86,107
Escrow deposits and restricted cash	5,198	128	57,114	—	62,440
Investment in and advances to affiliates	15,421,147	2,726,198	—	(18,147,345)	—
Goodwill	—	—	1,045,877	—	1,045,877
Assets held for sale	—	—	24,180	—	24,180
Other assets	57,960	6,669	717,757	—	782,386
Total assets	$15,496,230	$2,845,864	$22,403,204	$(18,147,345)	$22,597,953
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,330,288	$2,148,167	$—	$10,478,455
Intercompany loans	8,066,423	(5,390,219)	(2,676,204)	—	—
Accrued interest	(8,976)	66,613	19,246	—	76,883
Accounts payable and other liabilities	355,472	24,843	754,583	—	1,134,898
Liabilities related to assets held for sale	—	—	14,790	—	14,790
Deferred income taxes	586	—	236,030	—	236,616
Total liabilities	8,413,505	3,031,525	496,612	—	11,941,642
Redeemable OP Unitholder and noncontrolling interests	12,399	—	130,843	—	143,242
Total equity	7,070,326	(185,661)	21,775,749	(18,147,345)	10,513,069
Total liabilities and equity	$15,496,230	$2,845,864	$22,403,204	$(18,147,345)	$22,597,953

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING BALANCE SHEET

	As of December 31, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Assets
Net real estate investments	$1,844	$119,508	$21,971,100	$—	$22,092,452
Cash and cash equivalents	7,129	—	74,226	—	81,355
Escrow deposits and restricted cash	39,816	128	66,954	—	106,898
Investment in and advances to affiliates	14,790,537	2,916,060	—	(17,706,597)	—
Goodwill	—	—	1,034,644	—	1,034,644
Assets held for sale	—	—	65,413	—	65,413
Other assets	55,934	9,458	508,387	—	573,779
Total assets	$14,895,260	$3,045,154	$23,720,724	$(17,706,597)	$23,954,541
Liabilities and equity
Liabilities:
Senior notes payable and other debt	$—	$8,895,641	$2,380,421	$—	$11,276,062
Intercompany loans	7,838,898	(7,127,547)	(711,351)	—	—
Accrued interest	(6,410)	77,691	22,677	—	93,958
Accounts payable and other liabilities	377,536	24,635	781,318	—	1,183,489
Liabilities related to assets held for sale	—	—	60,265	—	60,265
Deferred income taxes	608	—	249,484	—	250,092
Total liabilities	8,210,632	1,870,420	2,782,814	—	12,863,866
Redeemable OP Unitholder and noncontrolling interests	12,237	—	146,253	—	158,490
Total equity	6,672,391	1,174,734	20,791,657	(17,706,597)	10,932,185
Total liabilities and equity	$14,895,260	$3,045,154	$23,720,724	$(17,706,597)	$23,954,541

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$275	$35,189	$348,564	$—	$384,028
Resident fees and services	—	—	518,560	—	518,560
Office building and other services revenue	—	—	3,288	—	3,288
Income from loans and investments	387	—	17,721	—	18,108
Equity earnings in affiliates	74,048	—	(874)	(73,174)	—
Interest and other income	12,335	8	211	—	12,554
Total revenues	87,045	35,197	887,470	(73,174)	936,538
Expenses
Interest	(19,307)	80,255	46,633	—	107,581
Depreciation and amortization	1,365	1,411	215,803	—	218,579
Property-level operating expenses	—	77	428,312	—	428,389
Office building services costs	—	—	431	—	431
General, administrative and professional fees	2,744	4,477	32,456	—	39,677
Loss on extinguishment of debt, net	202	36,219	3,106	—	39,527
Merger-related expenses and deal costs	2,980	—	1,478	—	4,458
Other	28	25	1,191	—	1,244
Total expenses	(11,988)	122,464	729,410	—	839,886
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	99,033	(87,267)	158,060	(73,174)	96,652
Loss from unconsolidated entities	—	—	(716)	—	(716)
Income tax benefit	2,944	—	4,383	—	7,327
Income (loss) from continuing operations	101,977	(87,267)	161,727	(73,174)	103,263
(Loss) gain on real estate dispositions	(5)	—	23	—	18
Net income (loss)	101,972	(87,267)	161,750	(73,174)	103,281
Net income attributable to noncontrolling interests	—	—	1,309	—	1,309
Net income (loss) attributable to common stockholders	$101,972	$(87,267)	$160,441	$(73,174)	$101,972

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Three Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$601	$45,447	$355,828	$—	$401,876
Resident fees and services	—	—	461,700	—	461,700
Office building and other services revenue	—	—	3,196	—	3,196
Income from loans and investments	309	—	32,676	—	32,985
Equity earnings in affiliates	594,857	—	4,151	(599,008)	—
Interest and other income	3	—	168	—	171
Total revenues	595,770	45,447	857,719	(599,008)	899,928
Expenses
Interest	(16,836)	82,007	48,698	—	113,869
Depreciation and amortization	1,314	1,455	210,638	—	213,407
Property-level operating expenses	—	69	376,138	—	376,207
Office building services costs	—	—	418	—	418
General, administrative and professional fees	100	4,240	28,977	—	33,317
Loss on extinguishment of debt, net	—	504	7	—	511
Merger-related expenses and deal costs	360	—	444	—	804
Other	1,626	—	11,404	—	13,030
Total expenses	(13,436)	88,275	676,724	—	751,563
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	609,206	(42,828)	180,995	(599,008)	148,365
Income from unconsolidated entities	—	—	750	—	750
Income tax benefit	4,771	—	3,044	—	7,815
Income (loss) from continuing operations	613,977	(42,828)	184,789	(599,008)	156,930
Discontinued operations	(19)	—	—	—	(19)
Gain on real estate dispositions	—	457,952	328	—	458,280
Net income	613,958	415,124	185,117	(599,008)	615,191
Net income attributable to noncontrolling interests	—	—	1,233	—	1,233
Net income attributable to common stockholders	$613,958	$415,124	$183,884	$(599,008)	$613,958

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,132	$103,874	$1,024,093	$—	$1,129,099
Resident fees and services	—	—	1,552,302	—	1,552,302
Office building and other services revenue	—	—	10,905	—	10,905
Income from loans and investments	1,150	—	104,556	—	105,706
Equity earnings in affiliates	278,103	—	(2,078)	(276,025)	—
Interest and other income	23,726	8	801	—	24,535
Total revenues	304,111	103,882	2,690,579	(276,025)	2,822,547
Expenses
Interest	(76,297)	245,210	163,060	—	331,973
Depreciation and amortization	4,081	4,277	667,005	—	675,363
Property-level operating expenses	—	231	1,262,484	—	1,262,715
Office building services costs	—	—	1,080	—	1,080
General, administrative and professional fees	2,892	13,142	97,473	—	113,507
Loss on extinguishment of debt, net	356	48,815	1,240	—	50,411
Merger-related expenses and deal costs	23,390	—	2,898	—	26,288
Other	4,524	25	3,342	—	7,891
Total expenses	(41,054)	311,700	2,198,582	—	2,469,228
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	345,165	(207,818)	491,997	(276,025)	353,319
Loss from unconsolidated entities	—	—	(47,826)	—	(47,826)
Income tax benefit	2,606	—	8,697	—	11,303
Income (loss) from continuing operations	347,771	(207,818)	452,868	(276,025)	316,796
Discontinued operations	(10)	—	—	—	(10)
(Loss) gain on real estate dispositions	(567)	—	36,460	—	35,893
Net income (loss)	347,194	(207,818)	489,328	(276,025)	352,679
Net income attributable to noncontrolling interests	—	—	5,485	—	5,485
Net income (loss) attributable to common stockholders	$347,194	$(207,818)	$483,843	$(276,025)	$347,194

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF INCOME

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Revenues
Rental income	$1,782	$141,717	$1,053,097	$—	$1,196,596
Resident fees and services	—	—	1,386,131	—	1,386,131
Office building and other services revenue	—	—	9,781	—	9,781
Income from loans and investments	908	—	84,591	—	85,499
Equity earnings in affiliates	909,605	—	3,553	(913,158)	—
Interest and other income	374	—	480	—	854
Total revenues	912,669	141,717	2,537,633	(913,158)	2,678,861
Expenses
Interest	(61,204)	238,312	159,137	—	336,245
Depreciation and amortization	4,140	6,062	645,096	—	655,298
Property-level operating expenses	—	235	1,110,789	—	1,111,024
Office building services costs	—	—	1,708	—	1,708
General, administrative and professional fees	412	13,570	86,578	—	100,560
Loss (gain) on extinguishment of debt, net	—	942	(86)	—	856
Merger-related expenses and deal costs	8,007	—	896	—	8,903
Other	1,743	—	14,323	—	16,066
Total expenses	(46,902)	259,121	2,018,441	—	2,230,660
Income (loss) before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	959,571	(117,404)	519,192	(913,158)	448,201
Income from unconsolidated entities	—	—	3,794	—	3,794
Income tax benefit	4,440	—	8,679	—	13,119
Income (loss) from continuing operations	964,011	(117,404)	531,665	(913,158)	465,114
Discontinued operations	(95)	—	—	—	(95)
Gain on real estate dispositions	—	472,732	29,556	—	502,288
Net income	963,916	355,328	561,221	(913,158)	967,307
Net income attributable to noncontrolling interests	—	—	3,391	—	3,391
Net income attributable to common stockholders	$963,916	$355,328	$557,830	$(913,158)	$963,916

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Three Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$101,972	$(87,267)	$161,750	$(73,174)	$103,281
Other comprehensive income:
Foreign currency translation	—	—	(5,018)	—	(5,018)
Unrealized gain on marketable debt securities	—	—	5,131	—	5,131
Other	—	—	2,801	—	2,801
Total other comprehensive income	—	—	2,914	—	2,914
Comprehensive income (loss)	101,972	(87,267)	164,664	(73,174)	106,195
Comprehensive income attributable to noncontrolling interests	—	—	1,309	—	1,309
Comprehensive income (loss) attributable to common stockholders	$101,972	$(87,267)	$163,355	$(73,174)	$104,886

	For the Three Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$613,958	$415,124	$185,117	$(599,008)	$615,191
Other comprehensive income:
Foreign currency translation	—	—	5,239	—	5,239
Unrealized loss on marketable debt securities	—	—	(48)	—	(48)
Other	—	—	(936)	—	(936)
Total other comprehensive income	—	—	4,255	—	4,255
Comprehensive income	613,958	415,124	189,372	(599,008)	619,446
Comprehensive income attributable to noncontrolling interests	—	—	1,233	—	1,233
Comprehensive income attributable to common stockholders	$613,958	$415,124	$188,139	$(599,008)	$618,213

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENTS OF COMPREHENSIVE INCOME

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income (loss)	$347,194	$(207,818)	$489,328	$(276,025)	$352,679
Other comprehensive income:
Foreign currency translation	—	—	(8,061)	—	(8,061)
Unrealized gain on marketable debt securities	—	—	17,816	—	17,816
Other	—	—	17,418	—	17,418
Total other comprehensive income	—	—	27,173	—	27,173
Comprehensive income (loss)	347,194	(207,818)	516,501	(276,025)	379,852
Comprehensive income attributable to noncontrolling interests	—	—	5,485	—	5,485
Comprehensive income (loss) attributable to common stockholders	$347,194	$(207,818)	$511,016	$(276,025)	$374,367

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net income	$963,916	$355,328	$561,221	$(913,158)	$967,307
Other comprehensive income:
Foreign currency translation	—	—	17,607	—	17,607
Unrealized loss on marketable debt securities	—	—	(233)	—	(233)
Other	—	—	(620)	—	(620)
Total other comprehensive income	—	—	16,754	—	16,754
Comprehensive income	963,916	355,328	577,975	(913,158)	984,061
Comprehensive income attributable to noncontrolling interests	—	—	3,391	—	3,391
Comprehensive income attributable to common stockholders	$963,916	$355,328	$574,584	$(913,158)	$980,670

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2018
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$30,077	$(163,311)	$1,150,856	$—	$1,017,622

Cash flows from investing activities:
Net investment in real estate property	(35,800)	—	—	—	(35,800)
Investment in loans receivable	(3,036)	—	(209,053)	—	(212,089)
Proceeds from real estate disposals	331,243	—	—	—	331,243
Proceeds from loans receivable	1,473	—	864,840	—	866,313
Development project expenditures	—	—	(230,348)	—	(230,348)
Capital expenditures	—	—	(73,025)	—	(73,025)
Distributions from unconsolidated entities	—	—	57,430	—	57,430
Investment in unconsolidated entities	—	—	(45,106)	—	(45,106)
Insurance proceeds for property damage claims	—	—	6,327	—	6,327
Net cash provided by investing activities	293,880	—	371,065	—	664,945

Cash flows from financing activities:
Net change in borrowings under revolving credit facilities	—	49,438	(8,146)	—	41,292
Proceeds from debt	—	2,309,141	103,279	—	2,412,420
Repayment of debt	—	(2,949,456)	(344,648)	—	(3,294,104)
Purchase of noncontrolling interests	(2,429)	—	—	—	(2,429)
Net change in intercompany debt	976,533	769,781	(1,746,314)	—	—
Payment of deferred financing costs	—	(15,593)	(990)	—	(16,583)
Cash distribution (to) from affiliates	(473,343)	—	473,343	—	—
Cash distribution to common stockholders	(845,248)	—	—	—	(845,248)
Cash distribution to redeemable OP Unitholders	—	—	(5,594)	—	(5,594)
Cash issued for redemption of OP and Class C Units	—	—	(1,370)	—	(1,370)
Contributions from noncontrolling interests	—	—	500	—	500
Distributions to noncontrolling interests	—	—	(9,968)	—	(9,968)
Other	(736)	—	—	—	(736)
Net cash (used in) provided by financing activities	(345,223)	163,311	(1,539,908)	—	(1,721,820)
Net decrease in cash, cash equivalents and restricted cash	(21,266)	—	(17,987)	—	(39,253)
Effect of foreign currency translation	(12,190)	—	11,737	—	(453)
Cash, cash equivalents and restricted cash at beginning of period	46,945	128	141,180	—	188,253
Cash, cash equivalents and restricted cash at end of period	$13,489	$128	$134,930	$—	$148,547

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - Continued
(Unaudited)

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

	For the Nine Months Ended September 30, 2017
	Ventas, Inc.	Ventas Realty	Ventas Subsidiaries	Consolidated Elimination	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities	$60,382	$(87,781)	$1,109,624	$—	$1,082,225

Cash flows from investing activities:
Net investment in real estate property	(317,785)	—	(28,706)	—	(346,491)
Investment in loans receivable	(2,727)	—	(731,306)	—	(734,033)
Proceeds from real estate disposals	616,637	—	(1,884)	—	614,753
Proceeds from loans receivable	36	—	84,325	—	84,361
Development project expenditures	—	—	(210,423)	—	(210,423)
Capital expenditures	—	(604)	(82,783)	—	(83,387)
Distributions from unconsolidated entities	—	—	5,816	—	5,816
Investment in unconsolidated entities	—	—	(42,399)	—	(42,399)
Insurance proceeds for property damage claims	—	—	1,393	—	1,393
Net cash provided by (used in) investing activities	296,161	(604)	(1,005,967)	—	(710,410)

Cash flows from financing activities:
Net change in borrowings under revolving credit facility	—	467,000	(82,262)	—	384,738
Proceeds from debt	—	793,904	264,533	—	1,058,437
Repayment of debt	—	(778,606)	(446,919)	—	(1,225,525)
Purchase of noncontrolling interests	(15,809)	—	—	—	(15,809)
Net change in intercompany debt	743,966	(748,587)	4,621	—	—
Payment of deferred financing costs	—	(20,450)	(5,976)	—	(26,426)
Issuance of common stock, net	73,596	—	—	—	73,596
Cash distribution (to) from affiliates	(562,534)	373,748	188,786	—	—
Cash distribution to common stockholders	(827,285)	—	—	—	(827,285)
Cash distribution to redeemable OP Unitholders	—	—	(5,677)	—	(5,677)
Contributions from noncontrolling interest	—	—	4,402	—	4,402
Distributions to noncontrolling interests	—	—	(9,248)	—	(9,248)
Other	10,543	—	—	—	10,543
Net cash (used in) provided by financing activities	(577,523)	87,009	(87,740)	—	(578,254)
Net (decrease) increase in cash, cash equivalents and restricted cash	(220,980)	(1,376)	15,917	—	(206,439)
Effect of foreign currency translation	25,481	—	(24,811)	—	670
Cash, cash equivalents and restricted cash at beginning of period	207,789	1,504	158,061	—	367,354
Cash, cash equivalents and restricted cash at end of period	$12,290	$128	$149,167	$—	$161,585

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise indicated or except where the context otherwise requires, the terms “we,” “us” and “our” and other similar terms in Item 2 of this Quarterly Report on Form 10-Q refer to Ventas, Inc. and its consolidated subsidiaries.

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

•	Changes in general economic conditions or economic conditions in the markets in which we may, from time to time, compete, and the effect of those changes on our revenues, earnings and funding sources;

•	Our ability to pay down, refinance, restructure or extend our indebtedness as it becomes due;

•	Our ability and willingness to maintain our qualification as a REIT in light of economic, market, legal, tax and other considerations;

•	Final determination of our taxable net income for the year ending December 31, 2018;

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

Atria Senior Living, Inc. (“Atria”), Sunrise Senior Living, LLC (together with its subsidiaries, “Sunrise”), Ardent Health Partners, LLC (together with its subsidiaries, “Ardent”) and Kindred are not currently subject to the reporting requirements of the SEC. The information related to Atria, Sunrise, Ardent and Kindred contained or referred to in this Quarterly Report on Form 10-Q has been derived from publicly available information or was provided to us by Atria, Sunrise, Ardent or Kindred, as the case may be, and we have not verified this information through an independent investigation or otherwise. We have no reason to believe that this information is inaccurate in any material respect, but we cannot assure you of its accuracy.

Company Overview

We are a REIT with a highly diversified portfolio of seniors housing, life science and innovation and healthcare properties located throughout the United States, Canada and the United Kingdom. As of September 30, 2018, we owned approximately 1,200 properties (including properties owned through investments in unconsolidated entities and properties classified as held for sale), consisting of seniors housing communities, MOBs, life science and innovation centers, inpatient rehabilitation facilities (“IRFs”) and long-term acute care facilities (“LTACs”), health systems and skilled nursing facilities (“SNFs”), and we had 16 properties under development, including five properties that are owned by unconsolidated real estate entities. We are an S&P 500 company headquartered in Chicago, Illinois.

We primarily invest in seniors housing, life science and innovation and healthcare properties through acquisitions and lease our properties to unaffiliated tenants or operate them through independent third-party managers. As of September 30, 2018, we leased a total of 468 properties (excluding properties within our office operations reportable business segment) to various healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses, including maintenance, utilities, repairs, taxes, insurance and capital expenditures.

As of September 30, 2018, pursuant to long-term management agreements, we engaged independent operators, such as Atria and Sunrise, to manage 360 seniors housing communities for us.

Our three largest tenants, Brookdale Senior Living, Ardent and Kindred leased from us 135 properties (excluding one property managed by Brookdale Senior Living pursuant to a long-term management agreement), 11 properties and 32 properties, respectively, as of September 30, 2018.

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

Operating Highlights and Key Performance Trends

2018 Highlights and Other Recent Developments

Investments and Dispositions

•
During the nine months ended September 30, 2018, we received $846.7 million for the full repayment of the principal balances of ten loans receivable with a weighted average interest rate of 9.1% that were due to mature between 2018 and 2033.

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

•
During the nine months ended September 30, 2018, we sold seven seniors housing communities included in our senior living operations reportable business segment, five triple-net leased properties, nine MOBs and two vacant land parcels for aggregate consideration of $326.1 million, and we recognized a gain on the sale of these assets of $35.9 million.

Liquidity, Capital and Dividends

•
During the nine months ended September 30, 2018, we paid the fourth quarterly installment of our 2017 dividend and the first and second quarterly installments of our 2018 dividend, each $0.79 per share. In September 2018, we declared the third quarterly installment of our 2018 dividend of $0.79 per share, which was paid in October 2018.

•
In February 2018, our wholly-owned subsidiary, Ventas Realty, Limited Partnership (“Ventas Realty”), issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.23% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

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

•
In July 2018, we entered into a new $900.0 million unsecured term loan facility priced at LIBOR plus 0.90%, that replaced and repaid in full our previous $900.0 million unsecured term loan due 2020 priced at LIBOR plus 0.975%. The new term loan facility is comprised of a $300.0 million term loan that matures in 2023 and a $600.0 million term loan that matures in 2024.  The new unsecured term loan facility also includes an accordion feature that permits us to increase our aggregate borrowings thereunder to up to $1.5 billion.

•
In August 2018, Ventas Realty issued and sold $750.0 million aggregate principal amount of 4.400% senior notes due 2029 at a public offering price equal to 99.95% of par, for total proceeds of $749.7 million before the underwriting discount and expenses.

•
In August 2018, we redeemed $549.5 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 at a public offering price of 104.56% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $28.3 million. The redemption was funded using proceeds from our August 2018 senior note issuance, cash on hand and borrowings under our unsecured revolving credit facility. In

September 2018, we repaid the remaining balance then outstanding of our 4.75% senior notes due 2021 of $150.5 million and recognized a loss on extinguishment of debt of $7.6 million.

Portfolio

•
In January 2018, we transitioned the management of 76 private pay seniors housing communities to Eclipse Senior Living (“ESL”). These assets, substantially all of which were previously leased by Elmcroft Senior Living (“Elmcroft”) under triple-net leases, are now operated by ESL under a management contract with us and are included in the senior living operations reportable business segment. We acquired a 34% ownership interest in ESL with customary rights and protections, including the right to appoint two of six members to the ESL Board of Directors. ESL management owns the 66% controlling interest.

•
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

	As of September 30, 2018	As of December 31, 2017
Investment mix by asset type(1):
Seniors housing communities	61.7%	60.3%
MOBs	20.2	19.8
Life science and innovation centers	8.0	7.3
Health systems	5.6	5.3
IRFs and LTACs	1.7	1.7
SNFs	0.8	0.7
Secured loans receivable and investments, net	2.0	4.9
Investment mix by tenant, operator and manager(1):
Atria	22.4%	22.3%
Sunrise	11.2	10.8
Brookdale Senior Living	7.7	7.5
Ardent	5.2	4.9
Kindred	1.1	1.1
All other	52.4	53.4

(1)	Ratios are based on the gross book value of consolidated real estate investments (excluding properties classified as held for sale) as of each reporting date.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Operations mix by tenant and operator and business model:
Revenues(1):
Senior living operations	55.4%	51.3%	55.0%	51.7%
Brookdale Senior Living(2)(3)	4.8	4.9	4.0	4.9
Ardent	3.1	3.1	3.0	3.1
Kindred(4)	3.5	4.7	3.4	4.9
All others	33.2	36.0	34.6	35.4
Adjusted EBITDA(5):
Senior living operations	31.3%	29.1%	31.1%	29.8%
Brookdale Senior Living(2)(3)	8.2	7.7	6.2	7.7
Ardent	5.2	5.1	5.0	5.1
Kindred(4)	5.8	7.9	5.5	8.2
All others	49.5	50.2	52.2	49.2
Net operating income(6):
Senior living operations	30.7%	27.9%	30.8%	28.7%
Brookdale Senior Living(2)(3)	8.9	8.4	7.1	8.3
Ardent	5.8	5.3	5.6	5.3
Kindred(4)	6.6	8.1	6.3	8.4
All others	48.0	50.3	50.2	49.3
Operations mix by geographic location(7):
California	15.8%	15.2%	15.7%	15.3%
New York	8.5	8.6	8.3	8.6
Texas	6.3	5.7	6.2	5.8
Pennsylvania	4.5	4.1	4.5	4.2
Illinois	4.3	4.7	4.0	4.8
All others	60.6	61.7	61.3	61.3

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

Triple-Net Lease Expirations

If our tenants are not able or willing to renew our triple-net leases upon expiration, we may be unable to reposition the applicable properties on a timely basis or on the same or better economic terms, if at all. Although our lease expirations are staggered, the non-renewal of some or all of our triple-net leases that expire in any given year could have a material adverse effect on our business, financial condition, results of operations and liquidity, our ability to service our indebtedness and other obligations and our ability to make distributions to our stockholders, as required for us to continue to qualify as a REIT (a “Material Adverse Effect”). During the nine months ended September 30, 2018, we had no triple-net lease renewals or expirations without renewal that, in the aggregate, had a material impact on our financial condition or results of operations for that period.

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

Accounting for Real Estate Acquisitions

On January 1, 2017, we adopted Accounting Standards Update (“ASU”) 2017-01, Clarifying the Definition of a Business (“ASU 2017-01”), which narrows the FASB’s definition of a business and provides a framework that gives entities a basis for making reasonable judgments about whether a transaction involves an asset or a business. ASU 2017-01 states that when substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or group of similar identifiable assets, the acquired asset is not a business. If this initial test is not met, an acquired asset cannot be considered a business unless it includes an input and a substantive process that together significantly contribute to the ability to create output. The primary differences between business combinations and asset acquisitions include recognition of goodwill at the acquisition date and expense recognition for transaction costs as incurred. We are applying ASU 2017-01 prospectively for acquisitions after January 1, 2017.

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

Revenue Recognition

    Adoption of ASC 606

    On January 1, 2018, we adopted ASC 606, Revenue from Contracts with Customers (“ASC 606”), which outlines a comprehensive model for entities to use in accounting for revenue arising from contracts with customers. ASC 606 states that “an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.” We account for revenues from management contracts (within office building and other services revenue in our Consolidated Statements of Income) and certain point-of-sale transactions (within resident fees and services in our Consolidated Statements of Income) in accordance with ASC 606. The pattern and timing of recognition of income is consistent with the prior accounting model. All other revenues, primarily rental income from leasing activities, is accounted for in accordance with other applicable GAAP. We adopted ASC 606 using the modified retrospective method.

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

        Other

We recognize interest income from loans and investments, including discounts and premiums, using the effective interest method when collectability is reasonably assured. We apply the effective interest method on a loan-by-loan basis and recognize discounts and premiums as yield adjustments over the related loan term. We recognize interest income on an impaired loan to the extent our estimate of the fair value of the collateral is sufficient to support the balance of the loan, other receivables and all related accrued interest. When the balance of the loan, other receivables and all related accrued interest is equal to or less than our estimate of the fair value of the collateral, we recognize interest income on a cash basis. We provide a reserve against an impaired loan to the extent our total investment in the loan exceeds our estimate of the fair value of the loan collateral.

        Allowances

We assess the collectability of our rent receivables, including straight-line rent receivables. We base our assessment of the collectability of rent receivables (other than straight-line rent receivables) on several factors, including, among other things, payment history, the financial strength of the tenant and any guarantors, the value of the underlying collateral, if any, and current economic conditions. If our evaluation of these factors indicates it is probable that we will be unable to recover the full value of the receivable, we provide a reserve against the portion of the receivable that we estimate may not be recovered. We base our assessment of the collectability of straight-line rent receivables on several factors, including, among other things, the financial strength of the tenant and any guarantors, the historical operations and operating trends of the property, the historical payment pattern of the tenant and the type of property. If our evaluation of these factors indicates it is probable that we will be unable to receive the rent payments due in the future, we provide a reserve against the recognized straight-line rent receivable asset for the portion, up to its full value, that we estimate may not be recovered. If we change our assumptions or estimates regarding the collectability of future rent payments required by a lease, we may adjust our reserve to increase or reduce the rental revenue recognized in the period we make such change in our assumptions or estimates.

Recently Issued or Adopted Accounting Standards

    In February 2016, the FASB established ASC Topic 842, Leases (“ASC 842”) by issuing ASU 2016-02, Leases (“ASU 2016-02”), which introduces a lessee model that brings most leases on the balance sheet and, among other changes, eliminates the requirement in current GAAP for an entity to use bright-line tests in determining lease classification. ASC 842 has subsequently been amended by other issued ASUs to clarify and improve the standard as well as to provide certain practical expedients.

ASC 842 allows for several practical expedients which permit the following: no reassessment of lease classification or initial direct costs; use of the standard’s effective date as the date of initial application; and no separation of non-lease components from the related lease components and, instead, to account for those components as a single lease component if certain criteria are met. We expect to elect these practical expedients and adopt ASC 842 on January 1, 2019 using the effective date as our date of initial application. Therefore, financial information and disclosures under ASC 842 will not be provided for periods prior to January 1, 2019.

Upon adoption, we will recognize both right of use assets and lease liabilities for leases in which we lease land, real property or other equipment. We will also begin reporting revenues and expenses within our triple-net leased properties reportable business segment for real estate taxes and insurance that are the obligations of the tenants in accordance with their respective leases with us. This reporting will have no impact on our net income. Resident leases within our senior living operations reportable business segment are accounted for as leases but also contain service elements. We expect to elect the practical expedient to account for our resident leases as a single lease component. Also, upon adoption, we will begin expensing certain leasing costs, other than leasing commissions, as they are incurred, which may reduce our net income. Current GAAP provides for the deferral and amortization of such costs over the applicable lease term. We will continue to amortize any unamortized deferred lease costs as of December 31, 2018 over their respective lease terms. We are currently evaluating the initial balance sheet impact and developing processes and internal controls to account for all leases under ASC 842.

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

On January 1, 2018, we adopted the provisions of ASC 610-20, Gains and Losses from the Derecognition of Nonfinancial Assets (“ASC 610-20”). In accordance with ASC 610-20, we recognize any gains when we transfer control of a property and when it is probable that we will collect substantially all of the related consideration. We adopted ASC 610-20 using the modified retrospective method and recognized a cumulative effect adjustment to retained earnings of $31.2 million relating to deferred gains on sales of real estate assets in 2015.

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

Results of Operations

As of September 30, 2018, we operated through three reportable business segments: triple-net leased properties, senior living operations and office operations. In our triple-net leased properties segment, we invest in and own seniors housing and healthcare properties throughout the United States and the United Kingdom and lease those properties to healthcare operating companies under “triple-net” or “absolute-net” leases that obligate the tenants to pay all property-related expenses. In our senior living operations segment, we invest in seniors housing communities throughout the United States and Canada and engage independent operators, such as Atria and Sunrise, to manage those communities. In our office operations segment, we primarily acquire, own, develop, lease and manage MOBs and life science and innovation centers throughout the United States. Information provided for “all other” includes income from loans and investments and other miscellaneous income and various corporate-level expenses not directly attributable to any of our three reportable business segments. Assets included in “all other” consist primarily of corporate assets, including cash, restricted cash, loans receivable and investments, and miscellaneous accounts receivable.

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

Three Months Ended September 30, 2018 and 2017

The table below shows our results of operations for the three months ended September 30, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Three Months Ended September 30,		(Decrease) Increase to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$190,319	$213,495	$(23,176)	(10.9)%
Senior living operations	151,839	146,102	5,737	3.9
Office operations	133,987	130,047	3,940	3.0
All other	19,019	33,488	(14,469)	(43.2)
Total segment NOI	495,164	523,132	(27,968)	(5.3)
Interest and other income	12,554	171	12,383	nm
Interest expense	(107,581)	(113,869)	6,288	5.5
Depreciation and amortization	(218,579)	(213,407)	(5,172)	(2.4)
General, administrative and professional fees	(39,677)	(33,317)	(6,360)	(19.1)
Loss on extinguishment of debt, net	(39,527)	(511)	(39,016)	nm
Merger-related expenses and deal costs	(4,458)	(804)	(3,654)	nm
Other	(1,244)	(13,030)	11,786	90.5
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	96,652	148,365	(51,713)	(34.9)
(Loss) income from unconsolidated entities	(716)	750	(1,466)	nm
Income tax benefit	7,327	7,815	(488)	(6.2)
Income from continuing operations	103,263	156,930	(53,667)	(34.2)
Discontinued operations	—	(19)	19	nm
Gain on real estate dispositions	18	458,280	(458,262)	nm
Net income	103,281	615,191	(511,910)	(83.2)
Net income attributable to noncontrolling interests	1,309	1,233	(76)	(6.2)
Net income attributable to common stockholders	$101,972	$613,958	(511,986)	(83.4)
nm - not meaningful

Segment NOI—Triple-Net Leased Properties

NOI for our triple-net leased properties reportable business segment equals the rental income and other services revenue earned from our triple-net assets. We incur no direct operating expenses for this segment.

The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$190,117	$212,370	$(22,253)	(10.5)%
Other services revenue	202	1,125	(923)	(82.0)
Segment NOI	$190,319	$213,495	(23,176)	(10.9)

The decrease in our triple-net leased properties rental income in the third quarter of 2018 over the same period in 2017 is attributable primarily to the sale of 36 Kindred SNF properties during 2017, the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations and a decrease in management fees related to the July 2018 sale of our 25% interest in an unconsolidated real estate joint venture consisting principally of SNFs.

In our triple-net leased properties segment, our revenues generally consist of fixed rental amounts (subject to annual contractual escalations) received from our tenants in accordance with the applicable lease terms. However, occupancy rates may affect the profitability of our tenants’ operations. The following table sets forth average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2018 for the second quarter of 2018 (which is the most recent information available to us from our tenants) and average continuing occupancy rates related to the triple-net leased properties we owned at September 30, 2017 for the second quarter of 2017.

	Number of Properties Owned at September 30, 2018	Average Occupancy for the Three Months Ended June 30, 2018	Number of Properties Owned at September 30, 2017	Average Occupancy for the Three Months Ended June 30, 2017
Seniors housing communities (1)	360	84.5%	437	85.8%
SNFs (1)	17	84.7	17	86.0
IRFs and LTACs (1)	36	56.7	38	58.8

(1)
Excludes properties included in discontinued operations and properties sold or classified as held for sale, non-stabilized properties, properties owned through investments in unconsolidated entities and certain properties for which we do not receive occupancy information.  Also excludes properties acquired during the three months ended September 30, 2018 and 2017, respectively, and properties that transitioned operators for which we do not have five full quarters of results subsequent to the transition.

The following table compares results of operations for our 434 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$187,157	$180,553	$6,604	3.7%
Segment NOI	$187,157	$180,553	6,604	3.7

Segment NOI—Senior Living Operations

The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$518,560	$461,700	$56,860	12.3%
Less: Property-level operating expenses	(366,721)	(315,598)	(51,123)	(16.2)
Segment NOI	$151,839	$146,102	5,737	3.9

	Number of Properties at September 30,		Average Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Total communities	356	293	87.1%	88.3%	$5,632	$5,761

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

The increase in our senior living operations segment NOI in the third quarter of 2018 over the same period in 2017 is attributable primarily to the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 277 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$446,686	$444,217	$2,469	0.6%
Less: Property-level operating expenses	(309,023)	(302,778)	(6,245)	(2.1)
Segment NOI	$137,663	$141,439	(3,776)	(2.7)

	Number of Properties at September 30,		Average Occupancy for the Three Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Same-store communities	277	277	87.8%	88.5%	$5,884	$5,807

Segment NOI—Office Operations

The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$193,911	$189,506	$4,405	2.3%
Office building services revenue	2,175	1,568	607	38.7
Total revenues	196,086	191,074	5,012	2.6
Less:
Property-level operating expenses	(61,668)	(60,609)	(1,059)	(1.7)
Office building services costs	(431)	(418)	(13)	(3.1)
Segment NOI	$133,987	$130,047	3,940	3.0

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Total office buildings	385	389	89.8%	91.6%	$33	$32

The following table compares results of operations for our 358 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Three Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$171,912	$169,299	$2,613	1.5%
Less: Property-level operating expenses	(53,638)	(52,565)	(1,073)	(2.0)
Segment NOI	$118,274	$116,734	1,540	1.3

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot for the Three Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	358	358	92.3%	92.8%	$32	$31

All Other

Information provided for all other segment NOI includes income from loans and investments and other miscellaneous income not directly attributable to any of our three reportable business segments. The $14.5 million decrease in income from loans and investments for the three months ended September 30, 2018 over the same period in 2017 is primarily due to reduced interest related to the $700.0 million term loan that we made to Ardent in March 2017, which was fully repaid in June 2018.

Interest and Other Income

The $12.4 million increase in interest and other income for the three months ended September 30, 2018 over the same period in 2017 is primarily due to a $12.3 million fee received in connection with certain July 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Interest Expense

The $6.3 million decrease in total interest expense for the three months ended September 30, 2018 compared to the same period in 2017 is attributable primarily to a decrease of $13.1 million due to lower debt balances, partially offset by an increase of $6.8 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 4.0% and 3.8% for the three months ended September 30, 2018 and 2017, respectively.

Depreciation and Amortization

Depreciation and amortization expense related to continuing operations increased $5.2 million during the three months ended September 30, 2018 compared to the same period in 2017 primarily due to asset acquisitions, net of dispositions.

Loss on Extinguishment of Debt, Net

Loss on extinguishment of debt, net for the three months ended September 30, 2018 was due primarily to the redemption and repayment of $700 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 in the third quarter of 2018.

Other

The $11.8 million decrease in other expense during the three months ended September 30, 2018 compared to the same period in 2017 is primarily due to 2017 expenses and impairments related to natural disasters.

Gain on Real Estate Dispositions

The gain on real estate dispositions for the three months ended September 30, 2018 decreased $458.3 million over the same period in 2017 due primarily to the sale of 22 triple-net leased properties in August 2017.

Nine Months Ended September 30, 2018 and 2017
The table below shows our results of operations for the nine months ended September 30, 2018 and 2017 and the effect of changes in those results from period to period on our net income attributable to common stockholders.

	For the Nine Months Ended September 30,		(Decrease) Increase to Net Income
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI:
Triple-net leased properties	$551,150	$638,410	$(87,260)	(13.7)%
Senior living operations	472,249	449,835	22,414	5.0
Office operations	402,514	390,552	11,962	3.1
All other	108,304	86,478	21,826	25.2
Total segment NOI	1,534,217	1,565,275	(31,058)	(2.0)
Interest and other income	24,535	854	23,681	nm
Interest expense	(331,973)	(336,245)	4,272	1.3
Depreciation and amortization	(675,363)	(655,298)	(20,065)	(3.1)
General, administrative and professional fees	(113,507)	(100,560)	(12,947)	(12.9)
Loss on extinguishment of debt, net	(50,411)	(856)	(49,555)	nm
Merger-related expenses and deal costs	(26,288)	(8,903)	(17,385)	nm
Other	(7,891)	(16,066)	8,175	50.9
Income before unconsolidated entities, income taxes, discontinued operations, real estate dispositions and noncontrolling interests	353,319	448,201	(94,882)	(21.2)
(Loss) income from unconsolidated entities	(47,826)	3,794	(51,620)	nm
Income tax benefit	11,303	13,119	(1,816)	(13.8)
Income from continuing operations	316,796	465,114	(148,318)	(31.9)
Discontinued operations	(10)	(95)	85	89.5
Gain on real estate dispositions	35,893	502,288	(466,395)	(92.9)
Net income	352,679	967,307	(614,628)	(63.5)
Net income attributable to noncontrolling interests	5,485	3,391	(2,094)	(61.8)
Net income attributable to common stockholders	$347,194	$963,916	(616,722)	(64.0)
nm - not meaningful
Segment NOI—Triple-Net Leased Properties
The following table summarizes results of operations in our triple-net leased properties reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Triple-Net Leased Properties:
Rental income	$548,628	$634,955	$(86,327)	(13.6)%
Other services revenue	2,522	3,455	(933)	(27.0)
Segment NOI	$551,150	$638,410	(87,260)	(13.7)
The decrease in our triple-net leased properties rental income for the nine months ended September 30, 2018 over the same period in 2017 is attributable primarily to the sale of 36 Kindred SNF properties during 2017, the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations, the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements and a decrease in management fees related to the July 2018 sale of our 25% interest in an unconsolidated real estate joint venture consisting principally of SNFs.
The following table compares results of operations for our 415 same-store triple-net leased properties, unadjusted for foreign currency movements between comparison periods. With regard to our triple-net leased properties segment, “same-store” refers to properties that we owned for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Decrease to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Triple-Net Leased Properties:
Rental income	$516,576	$519,220	$(2,644)	(0.5)%
Segment NOI	$516,576	$519,220	(2,644)	(0.5)
The decrease in our same-store triple-net leased properties rental income for the nine months ended September 30, 2018 over the same period in 2017 is attributable primarily to the second quarter 2018 non-cash expense of $21.3 million related to the new Brookdale lease agreements, partially offset by contractual escalations in rent pursuant to the terms of our leases and increases in base and other rent under certain of our leases.
Segment NOI—Senior Living Operations
The following table summarizes results of operations in our senior living operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Senior Living Operations:
Resident fees and services	$1,552,302	$1,386,131	$166,171	12.0%
Less: Property-level operating expenses	(1,080,053)	(936,296)	(143,757)	(15.4)
Segment NOI	$472,249	$449,835	22,414	5.0

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Total communities	356	293	86.7%	88.2%	$5,666	$5,722

The increase in our senior living operations segment NOI during the nine months ended September 30, 2018 over the same period in 2017 is attributable primarily to the first quarter 2018 transition of 75 private pay seniors housing communities from triple-net leased properties to senior living operations.

The following table compares results of operations for our 277 same-store senior living operating communities, unadjusted for foreign currency movements between periods. With regard to our senior living operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding properties that transitioned operators since the start of the prior comparison period, assets sold or classified as held for sale as of September 30, 2018 and assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Senior Living Operations:
Resident fees and services	$1,339,331	$1,326,672	$12,659	1.0%
Less: Property-level operating expenses	(911,600)	(893,401)	(18,199)	(2.0)
Segment NOI	$427,731	$433,271	(5,540)	(1.3)

	Number of Properties at September 30,		Average Unit Occupancy For the Nine Months Ended September 30,		Average Monthly Revenue Per Occupied Room For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Same-store communities	277	277	87.3%	88.5%	$5,915	$5,780
Segment NOI—Office Operations
The following table summarizes results of operations in our office operations reportable business segment, including assets sold or classified as held for sale as of September 30, 2018, but excluding assets whose operations were classified as discontinued operations.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Segment NOI—Office Operations:
Rental income	$580,471	$561,641	$18,830	3.4%
Office building services revenue	5,785	5,347	438	8.2
Total revenues	586,256	566,988	19,268	3.4
Less:
Property-level operating expenses	(182,662)	(174,728)	(7,934)	(4.5)
Office building services costs	(1,080)	(1,708)	628	36.8
Segment NOI	$402,514	$390,552	11,962	3.1

	Number of Properties at September 30,		Occupancy at September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Total office buildings	385	389	89.8%	91.7%	$32	$32

The following table compares results of operations for our 357 same-store office buildings. With regard to our office operations segment, “same-store” refers to properties owned, consolidated, operational and reported under a consistent business model for the full period in both comparison periods, excluding assets sold or classified as held for sale as of September 30, 2018, assets whose operations were classified as discontinued operations and redevelopment assets.

	For the Nine Months Ended September 30,		Increase (Decrease) to Segment NOI
	2018	2017	$	%
	(Dollars in thousands)
Same-Store Segment NOI—Office Operations:
Rental income	$502,921	$498,560	$4,361	0.9%
Less: Property-level operating expenses	(154,643)	(151,492)	(3,151)	(2.1)
Segment NOI	$348,278	$347,068	1,210	0.3

	Number of Properties at September 30,		Occupancy September 30,		Annualized Average Rent Per Occupied Square Foot For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017
Same-store office buildings	357	357	92.2%	92.8%	$32	$31
All Other
The $21.8 million increase in income from loans and investments for the nine months ended September 30, 2018 over the same period in 2017 is primarily due to the second quarter 2018 income from the full repayment of the $700.0 million term loan that we made to Ardent in March 2017.
Interest and Other Income
The $23.7 million increase in interest and other income for the nine months ended September 30, 2018 over the same period in 2017 is primarily due to a payment received that was not previously expected to be collected and the $12.3 million fee received in connection with certain July 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Interest Expense
The $4.3 million decrease in total interest expense for the nine months ended September 30, 2018 and 2017 is attributable primarily to a decrease of $21.9 million due to lower debt balances, partially offset by an increase of $17.6 million due to a higher effective interest rate, including the amortization of any fair value adjustments. Our effective interest rate was 3.9% and 3.7% for the nine months ended September 30, 2018 and 2017, respectively.
Depreciation and Amortization
Depreciation and amortization expense related to continuing operations increased during the nine months ended September 30, 2018 compared to the same period in 2017, primarily due to asset acquisitions, net of dispositions, and carrying value adjustments on five MOBs reclassified from held for sale to continuing operations during the first quarter of 2018.
Loss on Extinguishment of Debt, Net
Loss on extinguishment of debt, net for the nine months ended September 30, 2018 was due primarily to the redemption and repayment of the $600.0 million aggregate principal amount then outstanding of our 4.00% senior notes due April 2019 in the first quarter of 2018 and the redemption and repayment of $700 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 in the third quarter of 2018.
Merger-Related Expenses and Deal Costs
The $17.4 million increase in merger-related expenses and deal costs for the nine months ended September 30, 2018 over the same period in 2017 was due primarily to costs associated with the transition of the management of 76 private pay seniors housing communities to ESL during the first quarter of 2018.

Other
The $8.2 million decrease in other expense for the nine months ended September 30, 2018 over the same period in 2017 is primarily due to 2017 expenses and impairments related to natural disasters, partially offset by increased foreign currency exchange losses.
(Loss) Income from Unconsolidated Entities
The $51.6 million decrease in income from unconsolidated entities for the nine months ended September 30, 2018 over the same period in 2017 is due to our share of Ardent’s losses on the extinguishment of debt resulting from its debt refinancing and a $35.7 million impairment relating to the carrying costs of one of our equity investments in an unconsolidated real estate joint venture consisting principally of SNF’s. In July 2018, we sold our 25% interest to our joint venture partner and received $57.5 million at closing.
Gain on Real Estate Dispositions
The $466.4 million decrease in gain on real estate dispositions to $35.9 million for the nine months ended September 30, 2018 over the same period in 2017 is due primarily to the sale of 22 triple-net leased properties in August 2017.
Net Income Attributable to Noncontrolling Interests
The increase in net income attributable to noncontrolling interests of $2.1 million for the nine months ended September 30, 2018 over the same period in 2017 is primarily due to a gain on the disposition of a property held within a joint venture.

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

The following table summarizes our FFO and normalized FFO for the three and nine months ended September 30, 2018 and 2017. The decrease in normalized FFO for the nine months ended September 30, 2018 over the same period in 2017 is due primarily to asset dispositions, partially offset by improved property performance, income related to the second quarter 2018 full repayment of the $700.0 million term loan that we made to Ardent in March 2017 and the $12.3 million fee received in connection with certain July 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$103,263	$156,930	$316,796	$465,114
Discontinued operations	—	(19)	(10)	(95)
Gain on real estate dispositions	18	458,280	35,893	502,288
Net income	103,281	615,191	352,679	967,307
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Net income attributable to common stockholders	101,972	613,958	347,194	963,916
Adjustments:
Real estate depreciation and amortization	217,116	211,784	670,703	650,092
Real estate depreciation related to noncontrolling interests	(1,718)	(1,911)	(5,305)	(5,723)
Real estate depreciation related to unconsolidated entities	723	855	2,055	3,500
Impairment on equity method investments	—	—	35,708	—
Gain on real estate dispositions related to unconsolidated entities	(875)	(986)	(875)	(1,045)
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(3,027)
Gain on real estate dispositions related to noncontrolling interests	—	18	1,508	18
Gain on real estate dispositions	(18)	(458,280)	(35,893)	(502,288)
FFO attributable to common stockholders	317,200	365,438	1,015,095	1,105,443
Adjustments:
Change in fair value of financial instruments	42	8	(4)	(122)
Non-cash income tax benefit	(8,166)	(8,515)	(13,483)	(15,619)
Loss on extinguishment of debt, net	39,489	486	55,183	936
Gain on non-real estate dispositions related to unconsolidated entities	(16)	(22)	(12)	(34)
Merger-related expenses, deal costs and re-audit costs	4,985	2,741	31,770	12,906
Amortization of other intangibles	121	328	639	1,131
Other items related to unconsolidated entities	632	1,207	4,357	1,699
Non-cash impact of changes to equity plan	448	1,372	3,321	4,082
Non-cash charges related to lease terminations	—	—	21,299	—
Natural disaster expenses (recoveries), net	93	9,810	(211)	9,810
Normalized FFO attributable to common stockholders	$354,828	$372,853	$1,117,954	$1,120,232

Adjusted EBITDA

We consider Adjusted EBITDA an important supplemental measure because it provides another manner in which to evaluate our operating performance and serves as another indicator of our credit strength and our ability to service our debt obligations. We define Adjusted EBITDA as consolidated earnings, which includes amounts in discontinued operations, before interest, taxes, depreciation and amortization (including non-cash stock-based compensation expense), excluding gains or losses on extinguishment of debt, our consolidated joint venture partners’ share of EBITDA, merger-related expenses and deal costs, expenses related to the re-audit and re-review in 2014 of our historical financial statements, net gains or losses on real estate activity, gains or losses on re-measurement of equity interest upon acquisition, changes in the fair value of financial instruments, unrealized foreign currency gains or losses, net expenses or recoveries related to natural disasters and non-cash charges related to lease terminations, and including our share of EBITDA from unconsolidated entities and adjustments for other immaterial or identified items. The following table sets forth a reconciliation of income from continuing operations to Adjusted EBITDA for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$103,263	$156,930	$316,796	$465,114
Discontinued operations	—	(19)	(10)	(95)
Gain on real estate dispositions	18	458,280	35,893	502,288
Net income	103,281	615,191	352,679	967,307
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Net income attributable to common stockholders	101,972	613,958	347,194	963,916
Adjustments:
Interest	107,581	113,869	331,973	336,245
Loss on extinguishment of debt, net	39,527	511	50,411	856
Taxes (including tax amounts in general, administrative and professional fees)	(6,379)	(8,130)	(8,588)	(11,629)
Depreciation and amortization	218,579	213,407	675,363	655,298
Non-cash stock-based compensation expense	6,488	6,527	20,761	19,923
Merger-related expenses, deal costs and re-audit costs	4,317	2,092	29,286	11,001
Net income attributable to noncontrolling interests, net of consolidated joint venture partners’ share of EBITDA	(2,861)	(3,278)	(7,460)	(9,788)
Loss (income) from unconsolidated entities, net of Ventas share of EBITDA from unconsolidated entities	8,465	6,660	67,968	20,797
Gain on real estate dispositions	(18)	(458,280)	(35,893)	(502,288)
Unrealized foreign currency (gains) losses	(225)	210	487	(899)
Change in fair value of financial instruments	38	6	(26)	(142)
Gain on re-measurement of equity interest upon acquisition, net	—	—	—	(3,027)
Non-cash charges related to lease terminations	—	—	21,299	—
Natural disaster expenses (recoveries), net	93	9,810	(211)	9,810
Adjusted EBITDA	$477,577	$497,362	$1,492,564	$1,490,073

NOI

We also consider NOI an important supplemental measure because it allows investors, analysts and our management to assess our unlevered property-level operating results and to compare our operating results with those of other real estate companies and between periods on a consistent basis. We define NOI as total revenues, less interest and other income, property-level operating expenses and office building services costs. Cash receipts may differ due to straight-line recognition of certain rental income and the application of other GAAP policies. The following table sets forth a reconciliation of income from continuing operations to NOI for the three and nine months ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(In thousands)
Income from continuing operations	$103,263	$156,930	$316,796	$465,114
Discontinued operations	—	(19)	(10)	(95)
Gain on real estate dispositions	18	458,280	35,893	502,288
Net income	103,281	615,191	352,679	967,307
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Net income attributable to common stockholders	101,972	613,958	347,194	963,916
Adjustments:
Interest and other income	(12,554)	(171)	(24,535)	(854)
Interest	107,581	113,869	331,973	336,245
Depreciation and amortization	218,579	213,407	675,363	655,298
General, administrative and professional fees	39,677	33,317	113,507	100,560
Loss on extinguishment of debt, net	39,527	511	50,411	856
Merger-related expenses and deal costs	4,458	823	26,298	8,998
Other	1,244	13,030	7,891	16,066
Net income attributable to noncontrolling interests	1,309	1,233	5,485	3,391
Loss (income) from unconsolidated entities	716	(750)	47,826	(3,794)
Income tax benefit	(7,327)	(7,815)	(11,303)	(13,119)
Gain on real estate dispositions	(18)	(458,280)	(35,893)	(502,288)
NOI	$495,164	$523,132	$1,534,217	$1,565,275

Liquidity and Capital Resources

As of September 30, 2018, we had a total of $86.1 million of unrestricted cash and cash equivalents, operating cash and cash related to our senior living operations and office operations reportable business segments that is deposited and held in property-level accounts. Funds maintained in the property-level accounts are used primarily for the payment of property-level expenses, debt service payments and certain capital expenditures. As of September 30, 2018, we also had escrow deposits and restricted cash of $62.4 million, $2.5 billion of unused borrowing capacity available under our unsecured revolving credit facility and $336.2 million of unused borrowing capacity available under our secured revolving construction credit facility.

During the nine months ended September 30, 2018, our principal sources of liquidity were cash flows from operations, proceeds from the issuance of debt securities, borrowings under our unsecured revolving credit facility, proceeds from asset sales and cash on hand.

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

Credit Facilities and Unsecured Term Loans

Our unsecured credit facility is comprised of a $3.0 billion unsecured revolving credit facility, priced at LIBOR plus 0.875% as of September 30, 2018. The unsecured revolving credit facility matures in 2021, but may be extended at our option subject to the satisfaction of certain conditions for two additional periods of six months each. The unsecured revolving credit facility also includes an accordion feature that permits us to increase our aggregate borrowing capacity thereunder to up to $3.75 billion.

As of September 30, 2018, we had $514.4 million of borrowings outstanding, $22.7 million of letters of credit outstanding and $2.5 billion of unused borrowing capacity available under our unsecured revolving credit facility.

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

As of September 30, 2018, we also had a $400.0 million secured revolving construction credit facility with $63.8 million of borrowings outstanding and $336.2 million of unused borrowing capacity. The secured revolving construction credit facility matures in 2022 and is primarily used to finance life science and innovation center and other construction projects.

Senior Notes

In February 2018, Ventas Realty issued and sold $650.0 million aggregate principal amount of 4.00% senior notes due 2028 at a public offering price equal to 99.23% of par, for total proceeds of $645.0 million before the underwriting discount and expenses.

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

In August 2018, Ventas Realty issued and sold $750.0 million aggregate principal amount of 4.40% senior notes due 2029 at a public offering price equal to 99.95% of par, for total proceeds of $749.7 million before the underwriting discount and expenses.

In August 2018, we redeemed $549.5 million aggregate principal amount then outstanding of our 4.75% senior notes due 2021 at a public offering price of 104.56% of par, plus accrued and unpaid interest to the redemption date, and recognized a loss on extinguishment of debt of $28.3 million. The redemption was funded using proceeds from our August 2018 senior note issuance, cash on hand and borrowings under our unsecured revolving credit facility. In September 2018, we repaid the remaining balance then outstanding of our 4.75% senior notes due 2021 of $150.5 million and recognized a loss on extinguishment of debt of $7.6 million.

Mortgages

During the nine months ended September 30, 2018 and 2017, we repaid in full mortgage loans outstanding in the aggregate principal amounts of $324.6 million and $307.5 million, respectively.

Cash Flows

The following table sets forth our sources and uses of cash flows for the nine months ended September 30, 2018 and 2017:

	For the Nine Months Ended September 30,		(Decrease) Increase to Cash
	2018	2017	$	%
	(Dollars in thousands)
Cash, cash equivalents and restricted cash at beginning of period	$188,253	$367,354	$(179,101)	(48.8)%
Net cash provided by operating activities	1,017,622	1,082,225	(64,603)	(6.0)
Net cash provided by (used in) investing activities	664,945	(710,410)	1,375,355	nm
Net cash used in financing activities	(1,721,820)	(578,254)	(1,143,566)	nm
Effect of foreign currency translation	(453)	670	(1,123)	nm
Cash, cash equivalents and restricted cash at end of period	$148,547	$161,585	(13,038)	(8.1)
nm - not meaningful

Cash Flows from Operating Activities

Cash flows from operating activities decreased $64.6 million during the nine months ended September 30, 2018 over the same period in 2017 due primarily to 2017 asset dispositions and 2018 transaction costs related to operator transitions, partially offset by the second quarter 2018 income related to the full repayment of the $700.0 million term loan that we made to Ardent in March 2017 and a $12.3 million fee received in the third quarter of 2018 in connection with certain July 2018 Kindred transactions. See “NOTE 3-CONCENTRATION OF CREDIT RISK” of the Notes to Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Cash Flows from Investing Activities

Cash used in investing activities decreased $1.4 billion during the nine months ended September 30, 2018 over the same period in 2017 primarily due to decreased investment in real estate property and loans receivable during 2018 and the second quarter 2018 full repayment of the $700.0 million term loan that we made to Ardent in March 2017, partially offset by decreased proceeds from real estate disposals principally due to the 2017 sale of 36 SNFs owned by us and operated by Kindred.

Cash Flows from Financing Activities

Cash flows used in financing activities increased $1.1 billion during the nine months ended September 30, 2018 over the same period in 2017 primarily due to higher debt repayments during 2018.

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

We are party to certain agreements that obligate us to develop seniors housing or healthcare properties funded through capital that we and, in certain circumstances, our joint venture partners provide. As of September 30, 2018, we had 16 properties under development pursuant to these agreements, including five properties that are owned by unconsolidated real estate entities. In addition, from time to time, we engage in redevelopment projects with respect to our existing seniors housing communities to maximize the value, increase NOI, maintain a market-competitive position, achieve property stabilization or change the primary use of the property.

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

As of September 30, 2018 and December 31, 2017, the fair value of our secured and non-mortgage loans receivable, based on our estimates of currently prevailing rates for comparable loans, was $502.6 million and $1.3 billion, respectively.

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

To highlight the sensitivity of our fixed rate debt to changes in interest rates, the following summary shows the effects of a hypothetical instantaneous change of 100 basis points in interest rates as of September 30, 2018 and December 31, 2017.

	As of September 30, 2018	As of December 31, 2017
	(In thousands)
Gross book value	$8,976,089	$9,428,886
Fair value(1)	8,822,321	9,640,893
Fair value reflecting change in interest rates(1):
-100 basis points	9,345,845	10,148,313
+100 basis points	8,350,437	9,184,409

(1)
The change in fair value of our fixed rate debt from December 31, 2017 to September 30, 2018 was due primarily to 2018 senior note and mortgage repayments, partially offset by 2018 senior note issuances.

The table below sets forth certain information with respect to our debt, excluding premiums and discounts.

	As of September 30, 2018	As of December 31, 2017	As of September 30, 2017
	(Dollars in thousands)
Balance:
Fixed rate:
Senior notes	$7,794,542	$8,218,369	$8,226,610
Unsecured term loans	400,000	200,000	200,000
Mortgage loans and other (1)	781,547	1,010,517	1,158,576
Variable rate:
Senior notes	200,000	400,000	400,000
Unsecured revolving credit facility	514,353	535,832	538,911
Unsecured term loans	500,000	700,000	700,000
Secured revolving construction credit facility	63,806	2,868	—
Mortgage loans and other (1)	329,752	298,047	287,521
Total	$10,584,000	$11,365,633	$11,511,618
Percentage of total debt:
Fixed rate:
Senior notes	73.6%	72.3%	71.4%
Unsecured term loans	3.8	1.8	1.7
Mortgage loans and other (1)	7.4	8.9	10.1
Variable rate:
Senior notes	1.9	3.5	3.5
Unsecured revolving credit facility	4.9	4.7	4.7
Unsecured term loans	4.7	6.2	6.1
Secured revolving construction credit facility	0.6	0.0	—
Mortgage loans and other (1)	3.1	2.6	2.5
Total	100.0%	100.0%	100.0%
Weighted average interest rate at end of period:
Fixed rate:
Senior notes	3.8%	3.7%	3.7%
Unsecured term loans	2.9	2.1	2.1
Mortgage loans and other (1)	4.7	5.2	5.4
Variable rate:
Senior notes	3.3	2.3	2.3
Unsecured revolving credit facility	2.9	2.3	2.0
Unsecured term loans	3.0	2.3	2.2
Secured revolving construction credit facility	3.9	3.1	—
Mortgage loans and other (1)	3.1	2.9	2.2
Total	3.7	3.6	3.6

(1)
Excludes mortgage debt of $13.7 million and $57.4 million related to real estate assets classified as held for sale as of September 30, 2018 and December 31, 2017, respectively, which was included in liabilities related to assets held for sale on our Consolidated Balance Sheets.

The variable rate debt in the table above reflects, in part, the effect of $349.6 million notional amount of interest rate swaps with maturities ranging from March 2022 to January 2023, in each case that effectively convert fixed rate debt to variable rate debt. In addition, the fixed rate debt in the table above reflects, in part, the effect of $506.4 million notional amount of interest rate swaps with maturities ranging from April 2019 to September 2027, in each case that effectively convert variable rate debt to fixed rate debt.

During the nine months ended September 30, 2018, we entered into $300 million notional value forward starting swaps that reduced our exposure to fluctuations in interest rates prior to our August 2018 issuance of 4.40% senior notes due 2029, which resulted in a $4.4 million gain that is being recognized over the life of the notes using the effective interest method.

In August 2018, we entered into interest rate swaps totaling a notional amount of $200 million with a maturity of January 31, 2023 that effectively converts LIBOR-based floating rate debt to fixed rate debt.

In March 2017, we entered into interest rate swaps totaling a notional amount of $400 million with a maturity of January 15, 2023, effectively converting fixed rate debt to three month LIBOR-based floating rate debt. As a result, we will pay a floating rate equal to three month LIBOR plus a weighted average swap spread of 0.98%. In August 2018, $200 million notional amount of these swaps were terminated, which resulted in a $6.6 million loss that is being recognized over the life of the notes using the effective interest method.

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

The decrease in our outstanding variable rate debt at September 30, 2018 compared to December 31, 2017 is primarily attributable to August 2018 interest rate swap activity.

Assuming a 100 basis point increase in the weighted average interest rate related to our variable rate debt and assuming no change in our variable rate debt outstanding as of September 30, 2018, interest expense for 2018 would increase by approximately $14.8 million, or $0.04 per diluted common share.

As of September 30, 2018 and December 31, 2017, our joint venture partners’ aggregate share of total debt was $102.5 million and $76.7 million, respectively, with respect to certain properties we owned through consolidated joint ventures. Total debt does not include our portion of debt related to investments in unconsolidated entities, which was $39.2 million and $90.3 million as of September 30, 2018 and December 31, 2017, respectively.

As a result of our Canadian and United Kingdom operations, we are subject to fluctuations in certain foreign currency exchange rates that may, from time to time, affect our financial condition and operating performance. Based solely on our results for the nine months ended September 30, 2018 (including the impact of existing hedging arrangements), if the value of the U.S. dollar relative to the British pound and Canadian dollar were to increase or decrease by one standard deviation compared to the average exchange rate during the year, our normalized FFO per share for the three and nine months of 2018 would decrease or increase, as applicable, by less than $0.01 per share or 1%. We will continue to mitigate these risks through a layered approach to hedging looking out for the next year and continual assessment of our foreign operational capital structure. Nevertheless, we cannot assure you that any such fluctuations will not have an effect on our earnings.

ITEM 4.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of September 30, 2018, at the reasonable assurance level.

Internal Control Over Financial Reporting

During the third quarter of 2018, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

We do not have a publicly announced repurchase plan or program in effect. The table below summarizes other repurchases of our common stock made during the quarter ended September 30, 2018.

	Number of Shares Repurchased (1)	Average Price Per Share
July 1 through July 31	23	$58.80
August 1 through August 31	2,033	58.73
September 1 through September 30	8,102	55.35

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

ITEM 5.    OTHER INFORMATION

Effective as of October 28, 2018, J.P. Morgan Securities LLC will no longer act as a Sales Agent pursuant to the ATM Equity OfferingSM Sales Agreement, dated July 31, 2018, among the Company, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, MUFG Securities Americas Inc., RBC Capital Markets, LLC, UBS Securities LLC and Wells Fargo Securities, LLC.

ITEM 6.    EXHIBITS

The exhibits required by Item 601 of Regulation S-K which are filed with this report are listed below.

Exhibit Number	Description of Document	Location of Document

10.1
Credit and Guaranty Agreement dated as of July 26, 2018 among Ventas Realty, Limited Partnership, as Borrower, Ventas, Inc., as Guarantor, the Lenders identified therein and Bank of America, N.A., as Administrative Agent.
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
Date: October 26, 2018

VENTAS, INC.

By:	/s/ DEBRA A. CAFARO
Debra A. Cafaro Chairman and Chief Executive Officer

By:	/s/ ROBERT F. PROBST
Robert F. Probst Executive Vice President and Chief Financial Officer